Form 10-Q
period 1996-03-31
DOWNEY FINANCIAL CORP
filed 1996-05-03
CIK 935063

===============================================================================
                     SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.   20549
                               ________________

                                   FORM  10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                 For the quarterly period ended MARCH 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________


                        Commission File Number  1-13578

                           DOWNEY  FINANCIAL  CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       33-0633413
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     3501 JAMBOREE ROAD, NEWPORT BEACH, CA                           92660
    (Address of principal executive office)                       (Zip Code)

     Registrant's telephone number, including area code         (714) 854-0300

     Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
              Title of each class                          which registered
              -------------------                       ------------------------
         COMMON STOCK - $0.01 PAR VALUE                 NEW YORK STOCK EXCHANGE
                                                        PACIFIC STOCK EXCHANGE

     Securities registered pursuant to Section 12(g) of the Act:

                                            NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----

     At March 31, 1996, 16,972,905 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                  MARCH 31, 1996 QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS



                                     PART I

    FINANCIAL INFORMATION...................................   1

      Consolidated Balance Sheets...........................   1
      Consolidated Statements of Income.....................   2
      Consolidated Statements of Cash Flows.................   3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............   5

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS...................   6


                                    PART II

      OTHER INFORMATION.....................................  23

      Item 6 Exhibits and Reports on Form 8-K...............  23

                         PART I - FINANCIAL INFORMATION

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                              March 31,       December 31,      March 31,
(Dollars In Thousands, Except Per Share Data)                                   1996              1995            1995
- - --------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                          $   54,070      $   58,581        $   34,958
Federal funds                                                                     16,888           7,249                80
- - --------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                       70,958          65,830            35,038
U.S. Treasury and agency obligations and other investment securities
  available for sale, at fair value                                              132,005         164,880                 -
U.S. Treasury and agency obligations and other investment securities being held to maturity, at amortized cost (estimated market value of $7,075 at March 31, 1996, $7,170 at December 31, 1995 and
  $163,968 at March 31, 1995)                                                      7,098           7,194           165,069
Mortgage loans purchased under resale agreements                                  40,000               -                 -
Loans held for sale, at the lower of cost or market                               19,533          13,059               828
Mortgage-backed securities available for sale, at fair value                      72,393          52,076            42,427
Mortgage-backed securities held to maturity, at amortized cost
  (estimated market value of $37,755 at March 31, 1995)                                -               -            37,991
Loans receivable held for investment                                           4,066,080       4,104,339         4,213,252
Investments in real estate and joint ventures                                     42,903          42,320            53,031
Real estate acquired in settlement of loans                                       19,454          18,854            25,853
Premises and equipment                                                            95,075          92,977            92,842
Federal Home Loan Bank stock, at cost                                             39,653          39,146            37,789
Other assets                                                                      47,432          55,592            41,784
- - --------------------------------------------------------------------------------------------------------------------------
                                                                              $4,652,584      $4,656,267        $4,745,904
- - --------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits                                                              $3,574,549      $3,493,207        $3,493,649
Checking deposits                                                                316,109         297,014           281,434
- - --------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                              3,890,658       3,790,221         3,775,083
Mortgage-backed securities sold under agreements to repurchase                         -          16,099            52,547
Federal Home Loan Bank advances                                                  181,137         220,715           292,800
Commercial paper                                                                 148,358         196,602           197,717
Other borrowings                                                                   2,721           2,802            11,097
Accounts payable and accrued liabilities                                          38,250          37,032            39,512
Deferred income taxes                                                              3,990           8,724             9,210
- - --------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                           4,265,114       4,272,195         4,377,966
- - --------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.01 per share; authorized 50,000,000
  shares; 16,972,905 shares issued and outstanding                                   170             170               170
Additional paid-in capital                                                        22,696          22,696            22,696
Unrealized gain (loss) on securities available for sale                           (1,634)          3,495              (576)
Retained earnings                                                                366,238         357,711           345,648
- - --------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                    387,470         384,072           367,938
- - --------------------------------------------------------------------------------------------------------------------------
                                                                              $4,652,584      $4,656,267        $4,745,904
- - --------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
(Dollars in Thousands, Except Per Share Data)                                   1996          1995
- - ----------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                                            $78,050        $68,655
  U.S. Treasury and agency securities                                           1,921          2,596
  Mortgage-backed securities                                                    1,033          1,346
  Other investments                                                             1,545            992
  Yield maintenance on covered assets, net                                          -            177
- - ----------------------------------------------------------------------------------------------------
     Total interest income                                                     82,549         73,766
- - ----------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposits                                                                     45,490         40,825
  Borrowings                                                                    5,962         10,656
- - ----------------------------------------------------------------------------------------------------
     Total interest expense                                                    51,452         51,481
- - ----------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                          31,097         22,285
  PROVISION FOR LOAN LOSSES                                                     1,171          3,556
- - ----------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                       29,926         18,729
- - ----------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
  Loan and deposit related fees                                                 1,617          1,255
  Real estate and joint ventures held for investment, net:
     Net gains (losses) on sales of wholly owned real estate                      (19)         2,212
     Reduction of loss on real estate and joint ventures                        1,470            384
     Operations, net                                                              569          1,187
  Secondary marketing activities:
     Loan servicing fees                                                          262            368
     Net gains on sales of loans and mortgage-backed securities                   555             32
  Net gains on sales of investment securities available for sale                4,473              -
  Reduction of loss on investment in lease residual                                 -            207
  Commissions earned on insurance and related products                            265              -
  Other                                                                           420            501
- - ----------------------------------------------------------------------------------------------------
     Total other income, net                                                    9,612          6,146
- - ----------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
  Salaries and related costs                                                   10,702          9,912
  Premises and equipment costs                                                  2,854          2,840
  SAIF insurance premiums and regulatory assessment                             2,357          2,089
  Professional fees                                                               708            628
  Other general and administrative expense                                      3,162          2,686
- - ----------------------------------------------------------------------------------------------------
     Total general and administrative expense                                  19,783         18,155
- - ----------------------------------------------------------------------------------------------------
  Net operation of real estate acquired in settlement of loans                  1,047          1,042
  Amortization of excess of cost over fair value of net assets acquired           132            133
- - ----------------------------------------------------------------------------------------------------
     Total operating expense                                                   20,962         19,330
- - ----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     18,576          5,545
Income taxes                                                                    8,012          2,335
- - ----------------------------------------------------------------------------------------------------
  NET INCOME                                                                $  10,564       $  3,210
- - ----------------------------------------------------------------------------------------------------
PER SHARE INFORMATION:
NET INCOME                                                                  $    0.62       $   0.19
- - ----------------------------------------------------------------------------------------------------
DIVIDENDS PAID                                                              $   0.120        $ 0.114
- - ----------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                        16,972,905     16,972,905
- - ----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DOWNEY FINANCIAL CORP.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                           ----------------------------
(In Thousands)                                                                                1996               1995
- - -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  10,564          $   3,210
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             10,025              1,790
    Provision for losses on loans, leases, real estate acquired in settlement
      of loans and investments in real estate and joint ventures                                 455              3,642
    Net gains on sales of loans and mortgage-backed securities, investment
      securities, real estate and other assets                                                (5,067)            (2,307)
    Interest capitalized on loans (negative amortization)                                     (3,251)              (615)
    Federal Home Loan Bank dividends                                                            (507)              (451)
  Net change in loans receivable - held for sale                                              (5,919)              (398)
  (Increase) decrease in other assets                                                          8,978             (2,594)
  Increase (decrease) in accounts payable and accrued liabilities                              1,218             (4,888)
  Other, net                                                                                  (9,244)            (2,115)
- - -----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) for operating activities                                              7,252             (4,726)
- - -----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sales of investment securities available for sale                                        189,541                  -
    Sales of wholly-owned real estate and real estate acquired in settlement of loans          6,254              9,140
  Purchase of:
    U.S. Treasury and agency obligations and other investment securities                    (160,455)           (10,000)
    Mortgage-backed securities available for sale                                            (25,368)                 -
    Loans receivable held for investment                                                           -            (43,624)
    Securities under resale agreements                                                       (40,000)                 -
  Loans receivable originated - held for investment (net of refinances of
    $21,895 and $9,216 at March 31, 1996 and 1995, respectively                             (159,780)          (146,130)
  Principal payments on loans receivable and mortgage-backed
    securities held for investment and available for sale                                    200,651             84,397
  Net change in undisbursed loan funds                                                        (3,195)            (6,129)
  Investments in real estate held for investment                                                (198)              (256)
  Investments in joint ventures                                                                  (33)              (544)
  Reimbursements and distributions from joint ventures                                           (12)               879
  Other, net                                                                                  (3,927)            (3,951)
- - -----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) for investing activities                                          $   3,478          $(116,218)
- - -----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                            DOWNEY FINANCIAL CORP.
                               AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Continued)

                                                                                      March 31,
                                                                               -----------------------
(In Thousands)                                                                   1996          1995
- - ------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                     $ 100,437     $ 217,685
  Proceeds from Federal Home Loan Bank advances                                   25,000       514,000
  Repayments of Federal Home Loan Bank advances                                  (64,578)     (633,000)
  Net decrease in other borrowings                                               (64,424)       (1,615)
  Cash dividends                                                                  (2,037)       (1,939)
- - ------------------------------------------------------------------------------------------------------
Net cash provided (used) for financing activities                                 (5,602)       95,131
- - ------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               5,128       (25,813)
Cash and cash equivalents at beginning of year                                    65,830        60,851
- - ------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 70,958     $  35,038
- - ------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
  Interest                                                                      $ 53,070     $  50,429
  Income taxes                                                                       (27)          531

Supplemental disclosure of non-cash investing:
  Real estate acquired in settlement of loans                                      8,426         5,405
  Loans to facilitate the sale of real estate acquired in settlement of loans      4,336         2,561
- - ------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) - BASIS OF PRESENTATION

         In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of March 31, 1996, December 31, 1995 and March 31, 1995, and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows. The following information under the heading Management's Discussion and Analysis of the Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1995, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of the Financial Position and Results of Operations as of December 31, 1995, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) - MORTGAGE SERVICING RIGHTS

         Downey adopted, effective January 1, 1996, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," ("SFAS 122"). In accordance with SFAS 122, Downey capitalizes mortgage servicing rights ("MSRs") related to mortgage loans originated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized over the projected servicing period as a component of loan servicing fees.

         The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on Downey's estimated servicing costs, market prepayment rates and market-adjusted discount rates. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by Downey for the purposes of capitalization and impairment evaluation include loan amount, loan type, interest rate tranches, loan origination date, loan term and collateral type. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.


NOTE (3) - NET INCOME PER SHARE

         Net income per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period (16,972,905 in 1996 and 1995). No effect has been given to options outstanding under Downey's stock option plans as there was no material dilutive effect.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

     Net income for the first quarter of 1996 totaled $10.6 million, or $0.62 per share, more than three times the $3.2 million, or $0.19 per share, earned in the first quarter of 1995.

     The increase in net income between first quarters reflected increases in both net interest income and other income, and a decline in provision for loan losses. Net interest income increased $8.8 million or 39.5% due to a higher effective interest spread. Total other income was $3.5 million higher as a $4.5 million gain from the sale of U.S. Treasury securities carried in an available for sale portfolio more than offset a decline in gains from sales of wholly owned real estate. The provision for loan losses declined by $2.4 million as the year-ago quarter included a provision for a large commercial real estate loan placed on non-accrual status. These positive factors were partially offset by a $1.6 million increase in general and administrative expense.

     For the first quarter of 1996, the return on average assets was 0.91% and the return on average equity was 10.97%.

     At March 31, 1996, assets totaled $4.7 billion, essentially unchanged from a year ago. Single family loan originations totaled $189.3 million in the first quarter of 1996, of which $121.8 million were for portfolio and $67.5 million were for sale. This compares to $190.3 in the first quarter of 1995 which included $43.6 million of purchases from correspondents. In addition to single family loans, $59.9 million of other loans were originated in the quarter including $33.4 million of automobile loans and $14.1 million of construction loans.

     Non-performing assets declined $2.7 million during the quarter to $94.5 million or 2.03% of total assets.

     Based on rules in effect at March 31, 1996, Downey Savings and Loan Association, F.A. (the "Bank") had core and tangible capital ratios of 7.46% and a risk-based capital ratio of 14.29%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation. When calculated on a fully phased-in basis where the full amount of the Bank's nonincludable investment in real estate is deducted from capital, the core and tangible capital ratios were 7.04% and the risk-based capital ratio was 13.61%, also exceeding the "well capitalized" standards.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME


     Net interest income was $31.1 million in the first quarter of 1996, up $8.8 million or 39.5% from the same period last year. The improvement between first quarters reflected a higher effective interest spread. The effective interest spread increased from 1.97% in the year-ago first quarter to 2.80% in the current quarter. The improvement in the effective interest spread reflects several factors. First, the year-ago loan portfolio contained a high proportion (approximately 27%) of adjustable rate mortgages ("ARMs") in their initial low incentive rate period. Those ARMs have now repriced to fully-indexed levels. In contrast, the proportion of ARMS in their initial incentive rate period during the first quarter of 1996 was approximately 5%. Second, the effective interest spread was favorably impacted by the declining interest rate environment which began in 1995 as Downey's funding sources have repriced downward more rapidly than the ARM portfolio. This was particularly true for those ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") as that index lags changes in market interest rates. Earning assets averaged $4.4 billion in the current quarter, essentially unchanged from a year ago.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and resultant yields, the interest expense on average-interest bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net interest income, the interest rate spread and the effective interest spread. The effective interest spread, which reflects the relative level of interest-earning assets to interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, (ii) divided by average interest-earning assets for the period. The table also sets forth the net earning balance (the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities) for the periods indicated. Non-accrual loans are included in the average interest-earning assets balance. Interest from non-accrual loans is included in interest income only to the extent that payments are received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Average balances for the quarter are computed using the average of each month's daily average balance during the period.

                                                                            FOR THE THREE MONTHS ENDED
                                            ----------------------------------------------------------------------------------------
                                                     March 31, 1996              December 31, 1995              March 31, 1995
                                            ----------------------------------------------------------------------------------------
                                                                  Average                       Average                      Average
                                               Average             Yield/    Average             Yield/    Average            Yield/
(Dollars In Thousands)                         Balance  Interest    Rate     Balance  Interest    Rate     Balance  Interest   Rate
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                     $4,099,899  $77,698   7.58%   $4,127,237  $77,870   7.55%   $4,184,909  $68,518   6.55%
  Mortgage-backed securities                    59,255    1,033   6.97        53,386      913   6.84        81,920    1,346   6.57
  Interest-bearing joint venture advances       30,493      352   4.62        42,435      322   3.04        40,678      314   3.09
  Investment securities                        256,220    3,466   5.44       217,713    3,542   6.45       222,834    3,588   6.53
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets            4,445,867   82,549   7.43     4,440,771   82,647   7.44     4,530,341   73,766   6.51
Non-interest-earning assets                    211,008                       222,065                       221,477
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total assets                            $4,656,875                    $4,662,836                    $4,751,818
===================================================================================================================================
Interest-bearing liabilities:
  Deposits                                  $3,817,568  $45,490   4.79%   $3,784,502  $46,501   4.87%   $3,659,956  $40,825   4.52%
  Borrowings                                   404,780    5,962   5.92       440,951    6,850   6.16       661,099   10,656   6.54
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities       4,222,348   51,452   4.90     4,225,453   53,351   5.01     4,321,055   51,481   4.83
Non-interest-bearing liabilities                49,310                        60,878                        64,619
Stockholders' equity                           385,217                       376,505                       366,144
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity                  $4,656,875                    $4,662,836                    $4,751,818
===================================================================================================================================
Net interest income/interest rate spread                $31,097   2.53%               $29,296   2.44%               $22,285   1.68%
Excess of interest-earning assets over
  interest-bearing liabilities              $  223,519                    $  215,318                    $  209,286
Effective interest rate spread                                    2.80%                         2.64%                         1.97%
===================================================================================================================================

     Changes in Downey's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and expense for Downey for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by comparative period rate); (ii) changes in rate (changes in rate multiplied by comparative period volume); and (iii) change in rate-volume (change in rate multiplied by change in volume). Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month's daily average balance during the period.

                                                               Three Months Ended
                                                -----------------------------------------------
                                                      March 31,1996 versus March 31,1995
                                                                 Changes Due To
                                                -----------------------------------------------
                                                                            Rate/
(Dollars In Thousands)                           Volume       Rate         Volume         Net
- - -----------------------------------------------------------------------------------------------
Interest income:
  Loans                                         $(1,392)     $10,791       $(219)      $ 9,180
  Mortgage-backed securities                       (372)          82         (23)         (313)
  Interest-bearing joint venture advances           (79)         156         (39)           38
  Investment securities                             435         (485)        (72)         (122)
- - -----------------------------------------------------------------------------------------------
    Total interest income                        (1,408)      10,544        (353)        8,783
- - -----------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                        1,913        2,639         113         4,665
  Borrowings                                     (3,917)        (971)        194        (4,694)
- - -----------------------------------------------------------------------------------------------
    Total interest expense                       (2,004)       1,668         307           (29)
- - -----------------------------------------------------------------------------------------------
Change in net interest income                   $   596      $ 8,876       $(660)      $ 8,812
- - -----------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $1.2 million in the current quarter compared to $3.6 million in the year-ago quarter. The provision in the year-ago quarter included additional valuation allowances associated with a $30.2 million commercial real estate loan as the borrower filed bankruptcy during the quarter. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 19.

OTHER INCOME

     Total other income was $9.6 million in the first quarter of 1996, up $3.5 million from the year-ago quarter. The increase between first quarters reflected a $4.5 million gain from the sale of U.S. Treasury securities carried in an available for sale portfolio. Also contributing to the improvement were increases in net gains on sales of loans, loan and deposit related fees, and net insurance commission income. Net gains on sales of loans increased $0.5 million which represents the impact of Downey's adoption of SFAS 122 (see Note 2 of Notes to Consolidated Financial Statements on page 5). Partially offsetting those increases was a decline in income associated with real estate held for investment. That category declined, in the aggregate, by $1.8 million between first quarters to $2.0 million due primarily to a decline in net gains from the sale of wholly owned real estate.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations.


                                                                                        Three Months Ended
                                                               --------------------------------------------------------------------
                                                                March 31,    December 31,    September 30,   June 30,     March 31,
(In Thousands)                                                    1996          1995             1995          1995         1995
- - -----------------------------------------------------------------------------------------------------------------------------------
Operations, net:
  Rental operations, net of  expenses                           $  853         $  867          $1,033         $  872       $  939
  Equity in net loss from joint ventures                          (709)          (329)           (768)          (465)        (114)
  Interest from joint ve nture advances                            425            393             382            377          362
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total operations, net                                          569            931             647            784        1,187
Net gains (losses) on sales of wholly-owned real estate            (19)         2,333              (2)            (4)       2,212
Recovery of losses on real estate and joint ventures             1,470          1,104              50          1,378          384
- - ----------------------------------------------------------------------------------------------------------------------------------
  Income from real estate and joint venture operations          $2,020         $4,368          $  695         $2,158       $3,783
==================================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $21.0 million in the first quarter, up $1.6 million or 8.4% from the first quarter of 1995. The increase was explained by higher general and administrative costs, as the costs associated with the net operation of real estate acquired in settlement of loans was unchanged at $1.0 million. The increase in general and administrative expense reflects several factors including the commencement of the automobile finance activity in the second quarter of 1995, increased deposit insurance premiums due to higher deposit levels, and that the year-ago quarter included a group medical insurance premium refund.

PROVISION FOR INCOME TAXES

     Income taxes for the first quarter totaled $8.0 million, resulting in an effective tax rate of 43.1%, compared to $2.3 million and 42.1% for the like quarter of a year ago.

                              FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES


     Total loans and mortgage-backed securities, including those held for sale, decreased $11.5 million during the first quarter to a total of $4.2 billion, or 89.4% of assets, at March 31, 1996. This decline primarily reflected a $74.0 million decline in the residential one-to-four unit loan portfolio held for investment as repayments and transfers to real estate acquired in settlement of loans exceeded portfolio originations. This decline was partially offset by increases in automobile loans, construction loans, loans held for sale and mortgage-backed securities available for sale.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                          Three Months Ended
                                                   ---------------------------------------------------------------
                                                   March 31,   December 31,   September 30,   June 30,   March 31,
(In Thousands)                                       1996          1995           1995          1995       1995
- - ------------------------------------------------------------------------------------------------------------------
Loans originated for investment:
  Residential - one-to-four ARMs(1)                $113,984     $109,080      $ 73,830      $ 70,970     $186,425
  Residential - one-to-four fixed(2)                  7,831        4,861         4,357         3,673          997
  Other                                              59,860       57,516        35,039        29,892       11,548
- - ------------------------------------------------------------------------------------------------------------------
     Total loans originated for investment          181,675      171,457       113,226       104,535      198,970
Loans originated for sale (primarily
  residential - fixed)                               67,502       48,027        29,881        12,745        2,843
- - ------------------------------------------------------------------------------------------------------------------
  Total loans originated                           $249,177     $219,484      $143,107      $117,280     $201,813
==================================================================================================================

 (1) Includes for the three months ended June 30, 1995, and March 31, 1995, $0.6 million, and $43.6 million, respectively, in loans purchased through correspondent lending relationships.
 (2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines.

     Originations of one-to-four unit residential loans totaled $189.3 million in the first quarter of 1996, of which $121.8 million were for portfolio and $67.5 million were for sale. This was 17% higher than the $162.0 million originated in the fourth quarter of 1995, and essentially unchanged from the $190.3 million originated in the year-ago quarter. During the current quarter, 59% of Downey's residential one-to-four originations represented refinancings of existing loans (existing Downey loans were 12%). This is up from 48% (existing Downey loans were 11%) during the 1995 fourth quarter, and 36% (existing Downey loans were 6%) in the year-ago first quarter. In addition to single family loans, $59.9 million of other loans were originated in the quarter including $33.4 million of automobile loans and $14.1 million of construction loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to COFI, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly, however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At March 31, 1996, $1.2 billion of the ARMs in Downey's loan portfolio were subject to negative amortization of which $8.6 million represented the amount of negative amortization added to the unpaid loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans originated. Sales of loans originated by Downey were $62.2 million for the first quarter of 1996, compared to $41.3 million in the previous quarter and $2.3 million for the first quarter of 1995. All were secured by residential one-to-four unit property.

     At March 31, 1996, Downey had commitments to fund loans amounting to $131.7 million, undrawn lines of credit of $70.5 million, loans in process of $28.0 million and no letters of credit. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities Downey held for investment and held for sale.

                                                                                          Three Months Ended
                                                               ---------------------------------------------------------------------
                                                                March 31,     December 31,    September 30,   June 30,     March 31,
(In Thousands)                                                     1996          1995             1995          1995         1995
- - ------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
  Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable                                              $  94,120       $  97,234     $  73,830       $  70,400    $142,801
        Adjustable - fixed for first three or five years           19,864          11,846             -               -           -
- - ------------------------------------------------------------------------------------------------------------------------------------
            Total adjustable                                      113,984         109,080        73,830          70,400     142,801
        Fixed                                                       7,831           4,861         4,357           3,673         997
      Five or more units
        Adjustable                                                  6,393               -             -               -         128
        Fixed                                                       2,148             270           149               -           -
- - ------------------------------------------------------------------------------------------------------------------------------------
            Total residential                                     130,356         114,211        78,336          74,073     143,926
    Commercial real estate                                             57           5,509           457               -       4,663
    Construction                                                   14,110          15,078         8,053           5,800           -
    Land                                                                -          12,906             -               -           -
  Non-mortgage:
    Commercial - unsecured                                          1,400           1,000             -             115           -
    Automobile                                                     33,421          19,275        22,873          19,405         681
    Other consumer                                                  2,331           3,478         3,507           4,572       6,076
- - ------------------------------------------------------------------------------------------------------------------------------------
            Total loans originated                                181,675         171,457       113,226         103,965     155,346
Real estate loans purchased(1)                                          -               -             -             570      43,624
- - ------------------------------------------------------------------------------------------------------------------------------------
    Total loans originated and purchased                          181,675         171,457       113,226         104,535     198,970
Loan repayments                                                  (218,204)       (184,714)     (165,222)       (101,186)    (89,967)
Other net changes(2)                                               (1,730)        (23,181)      (12,112)        (11,716)       (663)
- - ------------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for investment          (38,259)        (36,438)      (64,108)         (8,367)    108,340
Mortgage-backed securities held to maturity, net:
    Repayments                                                          -          (1,695)       (1,317)         (1,424)     (1,152)
    Mortgage-backed securities transferred to available for sale        -         (33,555)            -               -           -
- - ------------------------------------------------------------------------------------------------------------------------------------
      Net decrease in mortgage-backed securities, net                   -         (35,250)       (1,317)         (1,424)     (1,152)
- - ------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
        securities held for investment                            (38,259)        (71,688)      (65,425)         (9,791)    107,188
- - ------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
  Residential, one-to-four units:
    Originated whole loans                                         67,502          48,027        29,881          12,745       2,843
    Loans transferred from (to) the investment portfolio            1,215               -             -               -        (100)
    Originated whole loans sold                                   (62,180)        (41,329)      (28,554)         (8,530)     (2,312)
    Other net changes                                                 (63)             (7)           (2)              -          (1)
- - ------------------------------------------------------------------------------------------------------------------------------------
      Net increase in loans held for sale                           6,474           6,691         1,325           4,215         430
- - ------------------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed securities, net:
    Purchased                                                      25,368               -             -               -           -
    Transfer from mortgage-backed securities held to maturity           -          33,555             -               -           -
    Sold                                                                -               -             -         (21,372)          -
    Repayments                                                     (4,342)         (2,086)       (1,159)         (1,123)     (2,494)
    Other net changes                                                (709)          1,439           121             274         835
- - ------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in mortgage-backed securities
        available for sale                                         20,317          32,908        (1,038)        (22,221)     (1,659)
- - ------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale            26,791          39,599           287         (18,006)     (1,229)
- - ------------------------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and mortgage-backed
      securities                                                $ (11,468)      $ (32,089)    $ (65,138)      $ (27,797)   $105,959
====================================================================================================================================

 (1) Primarily one-to-four unit residential loans.
 (2) Primarily includes borrowings against and repayments of construction loans and lines of credit, changes in loss allowances, loans transferred to real estate acquired in settlement of loans and interest capitalized on loans (negative amortization).

      The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios held for investment, and held for sale by type of loan at the dates indicated.

                                                                  March 31,   December 31,  September 30,   June 30,      March 31,
(In Thousands)                                                      1996          1995          1995          1995          1995
- - -----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans secured by real estate:
  Residential:
     One-to-four units:
       Adjustable                                                $3,413,503    $3,486,774    $3,536,084    $3,601,504    $3,609,923
       Fixed                                                        169,057       169,738       174,943       179,054       188,569
- - -----------------------------------------------------------------------------------------------------------------------------------
          Total one-to-four units                                 3,582,560     3,656,512     3,711,027     3,780,558     3,798,492
     Five or more units:
       Adjustable                                                    50,245        44,438        46,757        47,260        48,784
       Fixed                                                         14,897        12,883        14,680        14,751        14,875
  Commercial real estate:
       Adjustable                                                   163,737       170,498       169,821       173,497       174,452
       Fixed                                                        103,021       100,085       104,133       112,797       120,382
  Construction                                                       37,066        28,593        16,215        12,047         7,754
  Land                                                               18,782        21,867         9,285         9,333         9,350
Non-mortgage:
  Commercial:
       Secured                                                          250           250           250           250           250
       Unsecured                                                     13,896        12,614        12,117        12,239        12,305
  Consumer:
       Automobile                                                    82,093        56,127        41,690        21,845         3,390
       Other consumer                                                48,405        50,945        51,771        52,984        53,700
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment                          4,114,952     4,154,812     4,177,746     4,237,561     4,243,734
Less:
    Undisbursed loan funds                                          (28,865)      (29,942)      (16,704)      (11,252)       (9,189)
    Unearned fees and discounts                                       7,389         7,412         7,610         7,555         7,428
    Allowance for estimated loss                                    (27,396)      (27,943)      (27,875)      (28,979)      (28,721)
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net                     4,066,080     4,104,339     4,140,777     4,204,885     4,213,252
- - -----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities held to maturity, net:
    Adjustable                                                            -             -        17,872        18,555        19,325
    Fixed                                                                 -             -        17,378        18,012        18,666
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities held to maturity, net           -             -        35,250        36,567        37,991
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities held for
             investment                                           4,066,080     4,104,339     4,176,027     4,241,452     4,251,243
- - -----------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
Loans held for sale (all one-to-four units):
    Adjustable                                                        1,028           238             -             -             -
    Fixed                                                            18,505        12,821         6,368         5,043           828
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale                                   19,533        13,059         6,368         5,043           828
Mortgage-backed securities available for sale:
    Adjustable                                                       30,579        34,355        19,168        20,206        42,427
    Fixed                                                            41,814        17,721             -             -             -
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available for sale         72,393        52,076        19,168        20,206        42,427
- - -----------------------------------------------------------------------------------------------------------------------------------
             Total loans and mortgage-backed securities
                  held for sale and available for sale               91,926        65,135        25,536        25,249        43,255
- - -----------------------------------------------------------------------------------------------------------------------------------
             Total loans and mortgage-backed securities          $4,158,006    $4,169,474    $4,201,563    $4,266,701    $4,294,498
===================================================================================================================================

      Loans held for sale are carried at the lower of cost or market and, at March 31, 1996, reflect an unrealized loss of $46,000 which is reflected in net gains on sales of loans and mortgage-backed securities.

      Mortgage-backed securities available for sale are carried at fair value and, at March 31, 1996, reflect an unrealized gain of $0.2 million, compared to an unrealized gain of $0.9 million at December 31, 1995. The current quarter-end unrealized gain, less the associated tax effect of $0.1 million, is reflected as a separate component of stockholders' equity until realized.

 INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

      Downey's investment in real estate and joint ventures amounted to $42.9 million at March 31, 1996, compared to $42.3 million at December 31, 1995, and $53.0 million at March 31, 1995.

      The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.

                                                             Three Months Ended
                                 ----------------------------------------------------------------------
                                    March 31,    December 31,    September 30,    June 30,    March 31,
(In Thousands)                         1996          1995             1995          1995         1995
- - -------------------------------------------------------------------------------------------------------
Balance at beginning of period        $34,338         $35,442          $35,492     $36,870      $37,198
Provision                              (1,470)         (1,104)             (50)     (1,378)        (384)
Charge-offs                                 -               -                -           -            -
Recoveries                                  -               -                -           -           56
- - -------------------------------------------------------------------------------------------------------
Balance at end of period              $32,868         $34,338          $35,442     $35,492      $36,870
=======================================================================================================

In addition to losses charged against the allowance for loan losses, Downey has recorded losses on real estate acquired in settlement of loans by direct write-off to net operations of real estate acquired in settlement of loans and against an allowance for losses specifically established for such assets. The following table is a summary of the activity of Downey's allowance for real estate acquired in settlement of loans for the periods indicated.


                                                             Three Months Ended
                                 ----------------------------------------------------------------------
                                    March 31,    December 31,    September 30,    June 30,    March 31,
(In Thousands)                         1996          1995             1995          1995         1995
- - -------------------------------------------------------------------------------------------------------
Balance at beginning of period         $1,217          $1,031           $  804       $ 747        $ 743
Provision                                 754             426              771         624          677
Charge-offs                              (747)           (240)            (544)       (567)        (673)
Recoveries                                  -               -                -           -            -
- - -------------------------------------------------------------------------------------------------------
Balance at end of period               $1,224          $1,217           $1,031       $ 804        $ 747
=======================================================================================================

 DEPOSITS
 --------

      At March 31, 1996, deposits totaled $3.9 billion, up $115.6 million or 3.1% from the year-ago quarter end, and up $100.4 million or 2.6% from the end of the fourth quarter of 1995. The increase between first quarters was in certificates of deposit, and to a lesser extent, passbook and checking accounts. The increase in these accounts, however, was tempered by a decline in the level of money market accounts. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                         March 31, 1996       December 31, 1995   September 30, 1995       June 30, 1995        March 31, 1995
                      -------------------   --------------------  -------------------  --------------------  ---------------------
                       Weighted             Weighted              Weighted             Weighted              Weighted
                       Average              Average               Average              Average               Average
(Dollars in Thousands)   Rate     Amount      Rate       Amount     Rate       Amount    Rate        Amount    Rate        Amount
- - ----------------------------------------------------------------------------------------------------------------------------------
Regular passbook         2.65%  $  399,198     2.59%   $  387,986    2.48%   $  375,474   2.41%    $  365,847   2.26%    $  358,697
Money market accounts    2.30      113,103     2.30       119,891    2.30       120,781   2.30        126,638   2.30        139,347
Checking accounts        0.72      316,109     0.76       297,014    0.81       291,593   0.85        273,139   0.86        281,434
Certificates of deposit:
  Less than 3.00%        2.77       50,460     2.82        57,786    2.83        66,454   2.82         56,195   2.89         45,227
  3.00-3.49              3.16          974     3.21         1,392    3.28         2,446   3.23         21,060   3.25         68,349
  3.50-3.99              3.81        4,081     3.75         7,781    3.85        14,530   3.84         82,110   3.80        169,321
  4.00-4.49              4.21       84,523     4.18        99,758    4.19       137,620   4.25        174,281   4.26        247,644
  4.50-4.99              4.86      319,664     4.88       262,065    4.81       236,352   4.75        217,719   4.70        212,183
  5.00-5.99              5.48    2,052,359     5.52     1,863,474    5.57     1,489,966   5.56      1,106,762   5.44      1,078,151
  6.00-6.99              6.46      480,486     6.46       596,803    6.37       957,526   6.35      1,209,652   6.36      1,041,888
  7.00-7.99              7.18       69,465     7.27        94,768    7.28       107,321   7.30        119,203   7.31        118,875
  8.00-8.99              8.18          236     8.31         1,245    8.22         6,759   8.23         10,303   8.19         13,360
  9.00 and greater          -            -     9.35           258    9.35           252   9.36            397   9.62            607
- - ----------------------------------------------------------------------------------------------------------------------------------
  Total certificates
    of deposit           5.53    3,062,248     5.61     2,985,330    5.70     3,019,226   5.71      2,997,682   5.52      2,995,605
- - ----------------------------------------------------------------------------------------------------------------------------------
Total deposits         4.75%   $3,890,658     4.81%   $3,790,221    4.90%   $3,807,074   4.92%    $3,763,306   4.74%    $3,775,083
==================================================================================================================================

BORROWINGS

     During the 1996 first quarter borrowings declined $104.0 million to $332.2 million, reflecting declines in all categories. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                                              At Periods Ended
                                                  ----------------------------------------------------------------------
                                                   March 31,     December 31,    September 30,     June 30,     March 31,
(Dollars in Thousands)                               1996           1995             1995            1995         1995
- - ------------------------------------------------------------------------------------------------------------------------
FHLB advances                                     $181,137        $220,715         $212,995        $319,800     $292,800
Other borrowings:
  Reverse repurchase agreements                          -          16,099           38,400          30,768       52,547
  Commercial paper                                 148,358         196,602          196,917         197,091      197,717
  Industrial revenue bonds                               -               -            6,420           6,421        6,421
  Real estate notes                                  2,721           2,802            4,359           4,699        4,676
- - ------------------------------------------------------------------------------------------------------------------------
  Total borrowings                                $332,216        $436,218         $459,091        $558,779     $554,161
Weighted average rate on borrowings during
  the period                                         5.92%           6.16%            6.31%           6.46%        6.54%
========================================================================================================================
Total borrowings as a percentage of total
  assets                                             7.14%           9.37%            9.80%          11.78%       11.68%
========================================================================================================================

ASSET/LIABILITY MANAGEMENT

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of March 31, 1996, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                   Analysis of Repricing Mechanisms
                                                                 Based Upon Estimates and Assumptions
                                                                            At March 31,1996
                                      ----------------------------------------------------------------------------------------------
                                      Rate       Total       Percent     Within 1       1 - 3       3 - 5       5 - 10       Over
(Dollars in Thousands)                   %      Balance      of Total      Year         Years       Years       Years      10 Years
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Investment securities and
    Federal Home Loan
    Bank stock                       (1) 5.79%   $  235,644    5.30%     $  103,639     $       -    $132,005    $      -   $      -
  Loans and mortgage-backed
   securities:
    Mortgage-backed securities           7.12        72,393    1.63          41,044        14,021      10,170       3,845      3,313
    Real estate - mortgage:
      Residential:
        ARM                          (2) 7.53     3,455,447   77.65       3,397,014        58,433           -           -          -
        Fixed                        (2) 8.95       202,941    4.56          65,234        58,440      34,546      32,376     12,345
      Commercial                     (2) 7.06       269,946    6.07         212,067        36,547      20,684         648          -
      Construction                   (2) 9.48        16,260    0.37          16,260             -           -           -          -
    Consumer                         (2)11.43       128,021    2.87          72,383        36,384      19,254           -          -
    Commercial                       (2)11.00        12,998    0.29          12,998             -           -           -          -
- - ------------------------------------------------------------------------------------------------------------------------------------
Total loans and mortgage-backed
 securities                              7.70     4,158,006   93.44       3,817,000       203,825      84,654      36,869     15,658
Interest-bearing joint venture
 advances                                2.69        56,190    1.26          56,190             -           -           -          -
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total                               7.53%   $4,449,840  100.00%     $3,976,829     $ 203,825    $216,659    $ 36,869  $ 15,658
- - ------------------------------------------------------------------------------------------------------------------------------------
Deposits and borrowings
  Interest bearing deposits:
    Fixed maturity deposits          (3) 5.53%   $3,062,248   72.52%     $2,693,355     $ 337,787    $ 30,838    $    268         -
    Money market accounts            (4) 2.30       113,103    2.68         113,103             -           -           -         -
    Checking accounts                (4) 1.00       227,778    5.39         227,778             -           -           -         -
    Passbook accounts                (4) 2.66       399,183    9.45         399,183             -           -           -         -
  Non-interest bearing deposits          0.00        88,346    2.09          88,346             -           -           -         -
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                      4.75     3,890,658   92.13       3,521,765       337,787      30,838         268         -
- - ------------------------------------------------------------------------------------------------------------------------------------
   Total borrowings                      5.77       332,216    7.87         259,839        60,826       6,030       5,521         -
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total                               4.83%   $4,222,874  100.00%     $3,781,604     $ 398,613    $ 36,868    $  5,789  $      -
- - ------------------------------------------------------------------------------------------------------------------------------------
Excess (short fall) of
 interest-earning assets
 over interest-bearing
 liabilities                                     $  226,966              $  195,225     $(194,788)   $179,791   $ 31,080   $ 15,658
Impact of hedging activities                                                      -             -           -          -          -
Cumulative gap                                                              195,225           437     180,228    211,308    226,966
Cumulative gap - as a % of total assets:
  March 31, 1996                                                               4.20%         0.01%       3.87%      4.54%      4.88%
  December 31, 1995                                                            6.15          1.32        3.77       4.35       4.66
  March 31, 1995                                                               8.95          1.29        2.94       4.00       4.66
- - ------------------------------------------------------------------------------------------------------------------------------------

 (1) Based upon contractual maturity.
 (2) Based upon contractual maturity, repricing date, and projected repayments and prepayments of principal.
 (3) Based upon contractual maturity or repricing date.
 (4) Subject to immediate repricing.

      The one year gap at March 31, 1996, was a positive 4.20% (i.e., more interest earning assets reprice within one year than interest bearing liabilities). This compares to a positive one year gap of 6.15% at December 31, 1995 and 8.95% at March 31, 1995. Downey's strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended March 31, 1996, Downey originated and purchased for investment $447 million of adjustable rate loans and mortgage-backed securities which represented approximately 78% of all loans and mortgage-backed securities originated and purchased for investment during the period.

      At March 31, 1996, 99% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from December 31, 1995 and up slightly from 98% at March 31, 1995. At March 31, 1996, loans and mortgage-backed securities with adjustable interest rates represented 90% of Downey's loans and mortgage-backed securities portfolios. During the first quarter of 1996, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At March 31, 1996, $3.9 billion or 93% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $4.0 billion or 95%, $4.1 billion or 94%, at December 31, 1995, and March 31, 1995, respectively.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                                       March 31,      December 31,      September 30,      June 30,      March 31,
                                                         1996             1995              1995             1995          1995
- - -----------------------------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities portfolio         7.70%           7.67%             7.56%             7.32%         6.84%
   Interest-bearing joint venture advances               2.69            2.72              2.77              2.76          2.23
   Investment securities                                 5.79            6.29              6.30              6.15          5.87
- - -----------------------------------------------------------------------------------------------------------------------------------
   Earning assets yield                                  7.53            7.54              7.44              7.21          6.74
- - -----------------------------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Savings deposits                                      4.75            4.81              4.90              4.92          4.74
   Borrowings:
     FHLB advances                                       6.01            6.07              6.15              6.23          6.44
     Other borrowings                                    5.49            5.62              5.82              6.06          6.22
- - -----------------------------------------------------------------------------------------------------------------------------------
   Combined borrowings                                   5.77            5.84              5.97              6.16          6.34
- - -----------------------------------------------------------------------------------------------------------------------------------
   Combined funds                                        4.83            4.92              5.01              5.08          4.95
- - -----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                     2.70%           2.62%             2.43%             2.13%         1.79%
- - -----------------------------------------------------------------------------------------------------------------------------------

     The weighted average yield on the loan and mortgage-backed securities portfolios at March 31, 1996, increased to 7.70%, compared to 7.67% at December 31, 1995, and 6.84% at March 31, 1995. At March 31, 1996, the single family ARM portfolio, including mortgage-backed securities, totaled $3.4 billion with a weighted average rate of 7.53%, compared to $3.5 billion with a weighted average rate of 7.51% at December 31, 1995, and $3.7 billion with a weighted average rate of 6.65% at March 31, 1995.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets decreased during the quarter by $2.7 million to $94.5 million at March 31, 1996, or 2.03% of assets. All of Downey's non-performing assets at March 31, 1996, were located in California, with the exception of one property acquired in settlement of a loan located in Arizona.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                            March 31,    December 31,    September 30,    June 30,    March 31,
(Dollars in Thousands)                                         1996          1995             1995          1995         1995
- - -------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  One-to-four unit residential                              $24,551        $25,587          $26,429       $24,553       $27,284
  Other                                                      50,259         52,754           55,684        53,315        57,572
- - -------------------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                                  74,810         78,341           82,113        77,868        84,856
Real estate acquired in settlement of loans, net(1)          19,454         18,854           15,876        13,577        12,667
Repossessed automobiles                                         239              -                -             -             -
- - -------------------------------------------------------------------------------------------------------------------------------
Gross non-performing assets                                 $94,503        $97,195          $97,989       $91,445       $97,523
- - -------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses(2)                                $27,396        $27,943          $27,924       $29,028       $28,928
Non-performing assets as a percentage of total assets          2.03%          2.09%            2.09%         1.93%         2.05%
- - -------------------------------------------------------------------------------------------------------------------------------

 (1) Excludes real estate acquired in settlement of loans covered under the Butterfield Assistance Agreement at September 30, 1995, June 30, 1995 and March 31, 1995.
 (2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans. Included, however, are valuation allowances of $49,000, $49,000, and $207,000 at September 30, 1995, June 30, 1995 and March 31, 1995, respectively, relating to a mortgage-backed security in the held to maturity portfolio.

     At March 31, 1996 the recorded investment in loans for which impairment has been recognized totaled $44.9 million (all of which were on non-accrual status) and the total allowance for possible losses related to such loans was $4.5 million. During the first quarter of 1996, total interest recognized on the impaired loan portfolio, on a cash basis, was $0.5 million.


Delinquent Loans

     During the 1996 first quarter, total delinquencies decreased $35.1 million or 42.9%. The decrease was in the 90+ days category, primarily the result of the restructure of one large commercial real estate loan during the period which has a carrying value of $28.3 million. The decrease was partially offset by increases in the 30-59 and 60-89 day categories of $1.6 million and $1.1 million, respectively.

      The following table indicates the amounts of Downey's past due loans.

                                                        March 31, 1996                              December 31, 1995
                                        --------------------------------------------   --------------------------------------------
                                         30-59      60-89        90+                     30-59      60-89       90+
(Dollars in Thousands)                    Days       Days       Days(1)      Total        Days       Days      Days(1)     Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
Residential:
  One-to-four units                      $15,767    $ 8,093    $20,038    $43,898       $14,047    $ 6,645    $22,303    $42,995
  Five or more units                         107          -          -        107            89          -        447        536
Commercial                                     -          -      2,056      2,056             -          -     30,675     30,675
Construction                                   -          -          -          -             -          -          -          -
Land                                           -          -          -          -             -          -      6,516      6,516
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total real estate loans                 15,874      8,093     22,094     46,061        14,136      6,645     59,941     80,722
Non-mortgage:
  Commercial                                   -          -        115        115             -          -        115        115
  Consumer and other                         116        123        210        449           274        422        185        881
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total loans                          $15,990    $ 8,216    $22,419    $46,625       $14,410    $ 7,067    $60,241    $81,718
===================================================================================================================================
  Delinquencies as a percentage
    of total loans                          0.38%      0.20%      0.54%      1.12%         0.35%      0.17%      1.44%      1.96%
===================================================================================================================================
                                                      September 30, 1995                               June 30, 1995
                                        --------------------------------------------   --------------------------------------------
Loans secured by real estate:
Residential:
  One-to-four units                      $14,562    $ 7,004    $22,084    $43,650       $13,105    $ 6,371    $19,907    $39,383
  Five or more units                       2,400          -          -      2,400            74          -        189        263
Commercial                                 1,946          -     29,592     31,538             -      4,994     31,854     36,848
Construction                                   -          -          -          -             -          -          -          -
Land                                       6,516          -          -      6,516             -          -          -          -
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total real estate loans                 25,424      7,004     51,676     84,104        13,179     11,365     51,950     76,494
Non-mortgage:
  Commercial                                 115          -          -        115             -          -          -          -
  Consumer and other                         371         77        280        728           303         16        278        597
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total loans                          $25,910    $ 7,081    $51,956    $84,947       $13,482    $11,381    $52,228    $77,091
===================================================================================================================================
  Delinquencies as a percentage
    of total loans                          0.62%      0.17%      1.23%      2.02%         0.32%      0.27%      1.22%      1.81%
===================================================================================================================================
                                                      March 31, 1995
                                        --------------------------------------------
Loans secured by real estate:
Residential:
  One-to-four units                      $14,182    $ 6,927    $24,517    $45,626
  Five or more units                         135          -      1,138      1,273
Commercial                                   540     30,210      1,133     31,883
Construction                                   -          -          -          -
Land                                           -          -          -          -
- - -----------------------------------------------------------------------------------
  Total real estate loans                 14,857     37,137     26,788     78,782
Non-mortgage:
  Commercial                                   -          -          -          -
  Consumer and other                         167        143        584        894
- - -----------------------------------------------------------------------------------
    Total loans                          $15,024    $37,280    $27,372    $79,676
===================================================================================
  Delinquencies as a percentage
    of total loans                          0.35%      0.87%      0.64%      1.86%
===================================================================================

 (1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

 Valuation Allowances


      Allowances for losses on all assets (including loans) were $62.1 million, $64.1 million, and $73.2 million, at March 31, 1996, December 31, 1995, and March 31, 1995, respectively. For information on valuation allowances associated with real estate and joint venture loans, see "Investments in Real Estate and Joint Ventures" on page 13.

      The total allowance for possible loan losses was $27.4 million at March 31, 1996, compared to $27.9 million at December 31, 1995, and $28.9 million at March 31, 1995. Included in the current quarter-end total allowance of $27.4 million was $25.9 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.7 million in the 1996 first quarter, compared to $0.3 million in the year-ago quarter. Included in the current quarter net charge-offs were $1.2 million associated with one-to-four unit residential properties and $0.4 million associated with automobile loans.

      The changes in the total valuation allowance for loan losses, including mortgage-backed securities held to maturity, are as follows:

                                                             Three Months Ended
                                 ----------------------------------------------------------------------
                                    March 31,    December 31,    September 30,    June 30,    March 31,
(In Thousands)                         1996          1995             1995          1995         1995
- - -------------------------------------------------------------------------------------------------------
Balance at beginning of period        $27,943         $27,924          $29,028     $28,928      $25,650
Provision                               1,171           1,596            1,805       2,336        3,556
Charge-offs                            (1,763)         (1,580)          (3,003)     (2,298)      (1,136)
Recoveries                                 45               3               94          62          858
- - -------------------------------------------------------------------------------------------------------
Balance at end of period (1)          $27,396         $27,943          $27,924     $29,028      $28,928
=======================================================================================================

 (1) Includes valuation allowances of $49,000, $49,000, and $207,000 at September 30, 1995, June 30, 1995, and March 31, 1995, respectively, relating to a mortgage-backed security in the held to maturity portfolio which was charged-off in December 1995.

     The following table indicates the allocation of the total valuation allowance for loan losses, including mortgage-backed securities held to maturity, to the various categories of loans, for the dates indicated.

                                             March 31, 1996                   December 31, 1995              September 30, 1995
                                 ----------------------------------  -------------------------------  ------------------------------
                                                 Gross    Allowance               Gross   Allowance             Gross      Allowance
                                                 Loan    Percentage               Loan    Percentage             Loan     Percentage
                                              Portfolio   to Loan               Portfolio  to Loan              Portfolio   to Loan
(Dollars in Thousands)           Allowance     Balance    Balance    Allowance   Balance    Balance   Allowance  Balance   Balance
- - ------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
  Residential:
    One-to-four units           $12,079     $3,582,560    0.34%     $12,254   $3,656,512     0.34%    $12,925   $3,711,027     0.35%
    Five or more units              836         65,142    1.28          895       57,321     1.56         963       61,437     1.57
  Commercial                      7,577        266,758    2.84        8,456      270,583     3.13       7,806      273,954     2.85
  Construction                      433         37,066    1.17          335       28,593     1.17         193       16,215     1.19
  Land                              776         18,782    4.13          973       21,867     4.45         814        9,285     8.77
Commercial non-mortgage:
   Secured                            3            250    1.00            3          250     1.00           3          250     1.00
   Unsecured                        269         13,896    1.94          256       12,614     2.03         573       12,117     4.73
Consumer and other:
   Automobile                     1,695         82,093    2.06          849       56,127     1.51         636       41,690     1.53
   Other consumer                   928         48,405    1.92        1,122       50,945     2.20       1,162       51,771     2.24
Mortgage-backed
  securities held to
  maturity (1)                        -              -       -            -            -        -          49       35,250     0.14
Not specifically allocated        2,800              -       -        2,800            -        -       2,800            -        -
- - -----------------------------------------------------------------------------------------------------------------------------------
Total loans held
  for investment and
  mortgage-backed securities
  held to maturity              $27,396     $4,114,952    0.67%     $27,943   $4,154,812     0.67%    $27,924   $4,212,996     0.66%
===================================================================================================================================
                                         June 30, 1995                        March 31, 1995
                                ------------------------------      --------------------------------
Loans secured by real estate:
  Residential:
    One-to-four units            $12,175     $3,780,558   0.32%      $12,268    $3,798,492      0.32%
    Five or more units               930         62,011   1.50         1,473        63,659      2.31
  Commercial                      10,268        286,294   3.59         9,413       294,834      3.19
  Construction                       145         12,047   1.20            89         7,754      1.15
  Land                               817          9,333   8.75           816         9,350      8.73
Commercial non-mortgage:
    Secured                            3          250     1.00             3           250      1.00
    Unsecured                        460       12,239     3.76           464        12,305      3.77
Consumer and other:
    Automobile                       280       21,845     1.28            50         3,390      1.47
    Other consumer                 1,101       52,984     2.08         1,345        53,700      2.50
Mortgage-backed
  securities held to
  maturity (1)                        49       36,567     0.13           207        37,991      0.54
Not specifically allocated         2,800            -        -         2,800             -         -
- - ----------------------------------------------------------------------------------------------------
Total loans held
  for investment and
  mortgage-backed securities
  held to maturity               $29,028   $4,274,128     0.68%      $28,928    $4,281,725      0.68%
====================================================================================================

 (1) At June 30, 1994, the Bank established a general valuation allowance related to a mortgage-backed security in its held to maturity portfolio, against which a charge-off was recorded during the 1995 fourth quarter, thereby eliminating the allowance.

CAPITAL RESOURCES AND LIQUIDITY

      The primary sources of funds generated in the first quarter of 1996 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities held for investment and available for sale of $200.7 million, sales of real estate and investment securities of $195.8 million, and a net increase in deposits of $100.4 million.

      These funds were used primarily to purchase U.S. Treasury and agency obligations of $160.5 million, originate loans held for investment of $159.8 million (net of Downey refinances of $21.9 million), purchase securities under resale agreements of $40.0 million, purchase mortgage-backed securities available for sale of $25.4 million, and repay other borrowings and FHLB advances which resulted in net declines of $64.4 million and $39.6 million, respectively.

      Loan repayments continued to represent a major source of funds, totaling $218.2 million in the 1996 first quarter. This level was above the $184.7 million in the previous quarter, and $90.0 million in the 1995 first quarter.

      At March 31, 1996, the Bank's ratio of regulatory liquidity was 5.20%, compared to 5.03% at December 31, 1995, and 5.16% at March 31, 1995. The ratio remains above the regulatory minimum of 5%.

        Stockholders' equity totaled $387.5 million at March 31, 1996, compared to $384.1 million at December 31, 1995, and $367.9 million at March 31, 1995.

 REGULATORY CAPITAL

      The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of March 31, 1996. The data is provided based on regulations currently in effect (i.e. transitional basis) and on a fully phased-in basis, where the full amount of the Bank's investment in real estate as defined by the Office of Thrift Supervision is deducted from capital. The transitional March 31, 1996 core and tangible capital ratios were 7.46% and the risk-based capital ratio was 14.29%. When calculated on a fully phased-in basis, the core and tangible capital ratios were 7.04% and the risk-based capital ratio was 13.61%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk based, as defined by regulation, on both a transitional and fully phased-in basis.

      Aside from asset growth, the following two possible transactions may impact the Bank's future regulatory capital ratios:

 . Legislation has been introduced in Congress wherein a special one-time assessment may be assessed to recapitalize SAIF. If enacted as proposed, the Bank would pay a one-time premium which, on an after-tax basis, would approximate $18 million. Based on March 31, 1996 data, such a one-time charge to capital would reduce the Bank's fully phased-in tangible and core capital ratios to approximately 6.6% from 7.04%, and the risk-based capital ratio to approximately 12.9% from 13.61%.

 . A joint venture relationship may be dissolved and the assets distributed to the partners whereby DSL Service Company would become the sole owner of a large shopping center which is funded, in part, by a $30.2 million secured note from the Bank. In such an event, the $30.2 million secured note would become part of the Bank's investment in DSL Service Company and would be deducted from capital when calculating regulatory capital ratios until such time as the secured note is repaid. Based on March 31, 1996 data, such a deduction from capital would reduce the Bank's fully phased-in tangible and core capital ratios to approximately 6.4% from 7.04%, and the risk-based capital ratio to approximately 12.4% from 13.61%.

      If both transactions were to occur, the Bank's fully phased-in capital ratios would decline from 7.04% to 6.0% for the tangible and core capital ratios, and from 13.61% to 11.7% for the risk-based capital ratio. In all alternatives, the March 31, 1996 pro forma capital ratios remain above the regulatory "well capitalized" standards.

                                                                                               Transitional
                                                                       -------------------------------------------------------------
                                                                       Tangible Capital        Core Capital      Risk-Based Capital
                                                                       -----------------     ---------------     ------------------
(Dollars in Thousands)                                                 Amount      Ratio     Amount    Ratio     Amount      Ratio
- - -----------------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity                                                   $378,793              $378,793            $378,793
Adjustments:
Phased deduction:
  Investment in subsidiary (60% transitional) primarily real estate     (32,197)              (32,197)            (32,197)
  Non-supervisory goodwill                                               (5,983)               (5,983)             (5,983)
  Core deposit premium                                                     (747)                 (747)               (747)
  Non-permitted mortgage servicing rights                                   (73)                  (73)                (73)
Additions:
  Unrealized loss on securities available for sale                        1,634                 1,634               1,634
  General loss allowance - Investment in DSL                              2,751                 2,751               2,751
  Loan and lease general valuation allowances(1)                              -                     -              25,878
- - -----------------------------------------------------------------------------------------------------------------------------------
Regulatory capital                                                      344,178     7.46%     344,178  7.46%      370,056   14.29%
Well capitalized requirement                                             69,197     1.50(2)   230,657  5.00       258,914   10.00(3)
- - -----------------------------------------------------------------------------------------------------------------------------------
Excess                                                                 $274,981     5.96%    $113,521  2.46%     $111,142    4.29%
===================================================================================================================================
                                                                                              Fully Phased-In
                                                                       -------------------------------------------------------------
Stockholder's Equity                                                   $378,793              $378,793            $378,793
Adjustments:
  Phased deduction:
  Investment in subsidiary primarily real estate                        (53,661)              (53,661)            (53,661)
  Non-supervisory primarily goodwill                                     (5,983)               (5,983)             (5,983)
  Core deposit premium                                                     (747)                 (747)               (747)
  Non-permitted mortgage servicing rights                                   (73)                  (73)                (73)
Additions:
  Unrealized loss on securities available for sale                        1,634                 1,634               1,634
  General loss allowance - Investment in DSL                              2,751                 2,751               2,751
  Loan and lease general valuation allowances(1)                              -                     -              25,878
- - -----------------------------------------------------------------------------------------------------------------------------------
Regulatory capital                                                      322,714     7.04%     322,714  7.04%      348,592   13.61%
Well capitalized requirement                                             68,784     1.50(2)   229,281  5.00       256,155   10.00(3)
- - -----------------------------------------------------------------------------------------------------------------------------------
Excess                                                                 $253,930     5.54%    $ 93,433  2.04%     $ 92,437    3.61%
===================================================================================================================================

 (1)  Limited to 1.25% of risk-weighted assets.
 (2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
 (3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 13.29% and 12.60% on a transitional and fully phased-in basis, respectively.

                          PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K

 (A)  None.

 (B) There were no reports on Form 8-K filed for the three months ended March 31, 1996.

 SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DOWNEY FINANCIAL CORP.

 Date:  May 3, 1996
                                         --------------------------------------
                                                Stephen W. Prough
                                         President and Chief Executive Officer

 Date:  May 3, 1996
                                         --------------------------------------
                                                    Thomas E. Prince
                                               Executive Vice President/
                                                Chief Financial Officer