Form 10-Q
period 1996-06-30
DOWNEY FINANCIAL CORP
filed 1996-07-31
CIK 935063

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                  FORM  10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                 For the quarterly period ended JUNE 30, 1996

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

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   NO
                                                ---     ---

     At June 30, 1996, 16,972,905 shares of the Registrants Common Stock, $0.01 par value were outstanding.


================================================================================

                            DOWNEY FINANCIAL CORP.

                  JUNE 30, 1996 QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS



                                    PART I


FINANCIAL INFORMATION...............................................   1

  Consolidated Balance Sheets.......................................   1
  Consolidated Statements of Income.................................   2
  Consolidated Statements of Cash Flows.............................   3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................   4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS...............................   5


                                    PART II

  OTHER INFORMATION.................................................  24

  Item 6    Exhibits and Reports on Form 8-K........................  24

                         PART I - FINANCIAL INFORMATION

                            DOWNEY FINANCIAL CORP.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                                                            June 30,     December 31,     June 30,
(Dollars in Thousands, Except Per Share Data)                                                 1996           1995           1995
===================================================================================================================================
ASSETS
Cash                                                                                       $   48,313      $   58,581    $   41,572
Federal funds                                                                                  28,756           7,249        20,424
- -----------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                                   77,069          65,830        61,996
U.S. Treasury and agency obligations and other investment securities
   available for sale, at fair value                                                          130,297         164,880             -
U.S. Treasury and agency obligations and other investment securities being held to maturity, at amortized cost (estimated market value of $7,075 at June 30, 1996, $7,170 at December 31, 1995 and
   $168,189 at June 30, 1995)                                                                   7,098           7,194       164,967
Loans held for sale, at the lower of cost or market                                             6,870          13,059         5,043
Mortgage-backed securities available for sale, at fair value                                   67,503          52,076        20,206
Mortgage-backed securities held to maturity, at amortized cost
   (estimated market value of $37,329 at June 30, 1995)                                             -               -        36,567
Loans receivable held for investment                                                        4,181,282       4,104,339     4,204,885
Investments in real estate and joint ventures                                                  44,664          42,320        53,979
Real estate acquired in settlement of loans                                                    15,452          18,854        26,763
Premises and equipment                                                                         94,952          92,977        92,216
Federal Home Loan Bank stock, at cost                                                          40,197          39,146        38,182
Other assets                                                                                   46,910          55,592        40,647
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                           $4,712,294      $4,656,267    $4,745,451
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits                                                                           $3,555,488      $3,493,207    $3,490,167
Checking deposits                                                                             299,057         297,014       273,139
- -----------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                           3,854,545       3,790,221     3,763,306
Mortgage-backed securities sold under agreements to repurchase                                      -          16,099        30,768
Federal Home Loan Bank advances                                                               239,307         220,715       319,800
Commercial paper                                                                              178,243         196,602       197,091
Other borrowings                                                                               10,560           2,802        11,120
Accounts payable and accrued liabilities                                                       33,608          37,032        41,433
Deferred income taxes                                                                           4,112           8,724        11,588
- -----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                        4,320,375       4,272,195     4,375,106
- -----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.01 per share; authorized 50,000,000
   shares; 16,972,905 shares issued and outstanding                                               170             170           170
Additional paid-in capital                                                                     22,696          22,696        22,696
Unrealized gain (loss) on securities available for sale                                        (3,012)          3,495          (412)

Retained earnings                                                                             372,065         357,711       347,891
- -----------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                 391,919         384,072       370,345
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                           $4,712,294      $4,656,267    $4,745,451
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                            DOWNEY FINANCIAL CORP.
                               AND SUBSIDIARIES

                       Consolidated Statements of Income


                                                                            Three Months Ended                 Six Months Ended
                                                                                  June 30,                         June 30,
                                                                           ---------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                1996            1995           1996            1995
====================================================================================================================================
INTEREST INCOME:
  Loans receivable                                                        $    79,022    $    75,355     $   156,862    $   144,025
  U.S. Treasury and agency securities                                           1,913          2,675           3,834          5,271
  Mortgage-backed securities                                                    1,130          1,082           2,163          2,428
  Other investments                                                             1,084            568           2,629          1,560
  Yield maintenance on covered assets, net                                          -            185               -            362
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                     83,149         79,865         165,488        153,646
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposits                                                                     44,820         46,118          90,310         86,943
  Borrowings                                                                    5,214          8,401          11,176         19,057
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    50,034         54,519         101,486        106,000
- ------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                          33,115         25,346          64,002         47,646
  PROVISION FOR LOAN LOSSES                                                     2,200          2,336           3,371          5,892
- ------------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                       30,915         23,010          60,631         41,754
- ------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
  Loan and deposit related fees                                                 1,731          1,304           3,348          2,559
  Real estate and joint ventures held for investment, net:
    Net gains (losses) on sales of wholly owned real estate                        (9)            (4)            (28)         2,208
    Reduction of loss on real estate and joint ventures                           382          1,378           1,852          1,762
    Operations, net                                                               528            866           1,307          2,038
  Secondary marketing activities:
    Loan servicing fees                                                           390            360             652            728
    Net gains on sales of loans and mortgage-backed securities                    376             62             931             94
  Net gains (losses) on sales of investment securities                              -            (15)          4,473            (15)

  Reduction of loss on investment in lease residual                                 -              -               -            207
  Commissions earned on insurance and related products                            195             46             460             46
  Other                                                                           409            382             829            883
- ------------------------------------------------------------------------------------------------------------------------------------
     Total other income, net                                                    4,002          4,379          13,824         10,510
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
  Salaries and related costs                                                   11,108          9,976          21,810         19,888
  Premises and equipment costs                                                  2,988          2,859           5,842          5,699
  SAIF insurance premiums and regulatory assessments                            2,332          2,089           4,689          4,178
  Professional fees                                                               784            968           1,492          1,596
  Other general and administrative expense                                      3,574          2,744           6,736          5,430
- ------------------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense                                  20,786         18,636          40,569         36,791
- ------------------------------------------------------------------------------------------------------------------------------------
  Net operation of real estate acquired in settlement of loans                    187          1,353           1,234          2,395
  Amortization of excess of cost over fair value of net assets acquired           134            132             266            265
- ------------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                                   21,107         20,121          42,069         39,451
- ------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     13,810          7,268          32,386         12,813
Income taxes                                                                    5,946          3,085          13,958          5,420
- ------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                              $     7,864    $     4,183     $    18,428    $     7,393
====================================================================================================================================
PER SHARE INFORMATION:
NET INCOME                                                                $      0.47    $      0.25     $      1.09    $      0.44
====================================================================================================================================
DIVIDENDS PAID                                                            $     0.120    $     0.114     $     0.240    $     0.229
====================================================================================================================================
Weighted average shares outstanding                                        16,972,905     16,972,905      16,972,905     16,972,905
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                            DOWNEY FINANCIAL CORP.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                ---------------------------
(In Thousands)                                                                                      1996           1995
===========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $  18,428       $     7,393
  Adjustments to reconcile net cash provided by operating activities:
    Depreciation and amortization                                                                   3,780             3,913
    Provision for losses on loans, leases, real estate acquired in settlement
      of loans and investments in real estate and joint ventures                                    2,279             5,280
    Net gains on sales of loans, investment securities, real estate and other assets               (5,709)           (2,179)
    Interest capitalized on loans (negative amortization)                                          (5,204)           (2,107)
    Federal Home Loan Bank dividends                                                               (1,051)             (844)
  Net change in loans receivable - held for sale                                                    1,319            (4,612)
  Other, net                                                                                        5,746            (4,264)
- ---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                          19,588             2,580
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Maturities of U.S. Treasury and agency obligations                                                  -            15,000
    Sales of investment securities available for sale                                             189,541                 -
    Sales of mortgage-backed securities available for sale                                          7,266            21,334
    Sales of wholly-owned real estate and real estate acquired in settlement of loans               3,058             8,838
  Purchase of:
    U.S. Treasury and agency obligations and other investment securities                         (160,455)          (25,000)
    Mortgage-backed securities available for sale                                                 (25,368)                -
    Loans receivable held for investment                                                                -           (44,194)
  Loans receivable originated - held for investment (net of refinances of $44,168 and $15,428
    at June 30, 1996 and 1995, respectively)                                                     (471,202)         (237,072)
  Principal payments on loans receivable held for investment and mortgage-backed securities
    held to maturity and available for sale                                                       390,848           181,919
  Net change in undisbursed loan funds                                                             15,353            (4,301)
  Investments in real estate and joint ventures held for investment                                (2,717)             (163)
  Other, net                                                                                       (6,815)           (3,828)
- ---------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                             (60,491)          (87,467)
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                         64,324           205,908
  Net decrease in securities sold under agreements to repurchase                                  (16,099)                -
  Proceeds from Federal Home Loan Bank advances                                                   400,000         1,006,000
  Repayments of Federal Home Loan Bank advances                                                  (381,408)       (1,098,000)
  Net decrease in other borrowings                                                                (10,601)          (23,997)
  Cash dividends                                                                                   (4,074)           (3,879)
- ---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                          52,142            86,032
- ---------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                          11,239             1,145
Cash and cash equivalents at beginning of year                                                     65,830            60,851
- ---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  77,069       $    61,996
===========================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                                    $ 102,755      $    105,721
    Income taxes                                                                                   14,025             3,875
Supplemental disclosure of non-cash investing:
    Loans exchanged for mortgage-backed securities                                                  6,880                 -
    Real estate acquired in settlement of loans                                                    13,312            12,198
    Loans to facilitate the sale of real estate acquired in settlement of loans                    13,663             6,811
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) - BASIS OF PRESENTATION

          In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of June 30, 1996, December 31, 1995 and June 30, 1995, and the results of operations for the three months and six months ended June 30, 1996 and 1995, and changes in cash flows for the six months ended June 30, 1996 and 1995. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) - MORTGAGE SERVICING RIGHTS

          Downey adopted, effective January 1, 1996, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," ("SFAS 122"). In accordance with SFAS 122, Downey capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized over the projected servicing period and such amortization is reflected as a component of loan servicing fees.

          The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on Downeys estimated servicing costs, market prepayment rates and market-adjusted discount rates. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by Downey for the purposes of capitalization and impairment evaluation include loan type, interest rate tranches, loan term and collateral type. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.


NOTE (3) - NET INCOME PER SHARE

          Net income per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period (16,972,905 in 1996 and 1995). No effect has been given to options outstanding under Downeys stock option plans as there was no material dilutive effect.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

          Net income for the second quarter of 1996 totaled $7.8 million, or $0.47 per share, up 88.0% from the $4.2 million, or $0.25 per share, earned in the second quarter of 1995. For the six months ended June 30, 1996, net income amounted to $18.4 million, or $1.09 per share, more than double the $7.4 million, or $0.44 per share, earned in the same period of last year.

          The increase in net income between second quarters reflected an increase in net interest income and declines in the cost associated with the net operation of real estate acquired in settlement of loans and provision for loan losses. Net interest income increased $7.8 million or 30.7% due to a higher effective interest spread. The cost associated with the net operation of real estate acquired in settlement of loans declined by $1.2 million, and provision for loan losses declined by $0.1 million. These positive factors were partially offset by a $0.4 million decline in other income due to lower income from real estate held for investment, and a $2.2 million or 11.5% increase in general administrative expense due, in part, to expansion into new business activities.

          For the second quarter of 1996, the return on average assets was 0.68% and the return on average equity was 8.10%, bringing the returns for the first six months of 1996 to 0.79% and 9.53%, respectively.

          At June 30, 1996, assets totaled $4.7 billion, up slightly from a year ago. Single family loan originations totaled $265.7 million in the second quarter of 1996, of which $235.1 million were for portfolio and $30.6 million were for sale. This compares to $87.4 million in the second quarter of 1995 and $189.3 million in the first quarter of 1996. In addition to single family loans, $112.3 million of other loans were originated in the quarter including $64.0 million of automobile loans and $27.6 million of construction loans.

          Non-performing assets declined $31.6 million during the quarter to $62.9 million or 1.33% of total assets. The decline in the current quarter was spread throughout most categories but primarily reflected the return to accrual status of one large commercial real estate loan secured by a Northern California shopping center which had been placed on non-accrual status during the first quarter of 1995 when the borrower declared bankruptcy. Downey and the borrower agreed to a restructure of the loan which was approved by the bankruptcy court in January 1996 and the borrower has since performed according to the terms of the restructure.

          Based on regulatory rules in effect at June 30, 1996, Downey Savings and Loan Association, F.A. ("the Bank"), had core and tangible capital ratios of 7.56% and a risk-based capital ratio of 14.39%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by the regulators. When calculated on a fully phased-in basis where the full amount of Downey's nonincludable investment in real estate is deducted from capital, the core and tangible capital ratios were 7.20% and the risk-based capital ratio was 13.82%, also exceeding the "well capitalized" standards. The fully phased-in rules became effective July 1, 1996.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME


          Net interest income was $33.1 million in the second quarter of 1996, up $7.8 million or 30.7% from the same period last year. The increase between second quarters reflected a higher effective interest spread as earning assets averaged $4.4 billion in the current quarter, down 2.2% from a year ago. The effective interest spread was 3.02% in the current quarter, up from 2.26% in the year-ago second quarter and 2.80% in the 1996 first quarter. The increase in the effective interest spread reflected several factors including a growing proportion of higher yielding automobile loans, a lower proportion of adjustable rate mortgages ("ARMs") in their initial low incentive period, and a more rapid downward repricing of funding sources than earning assets due to the declining interest rate environment which began in 1995 and continued into the first quarter of 1996. In addition, approximately 4 basis points of the increase in effective interest spread reflected the return of one large commercial real estate loan to accrual status during the quarter (see "Asset Quality - Non-Performing Assets" on page 16). For the first six months of 1996, net interest income totaled $64.0 million, up $16.4 million or 34.3% from the same period a year ago.

          The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and resultant yields, and the interest expense on average interest-bearing liabilities and the resultant rates. The table also sets forth the net interest income, the interest rate spread and the effective interest spread. The effective interest spread, which reflects the relative level of interest-earning assets to interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, (ii) divided by average interest-earning assets for the period. The table also sets forth the net earning balance (the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities) for the periods indicated. Non-accrual loans are included in the average interest-earning assets balance. Interest from non-accrual loans is included in interest income only to the extent that payments are received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Average balances for the quarter are computed using the average of each month's daily average balance during the period.

                                                                                  FOR THE THREE MONTHS ENDED
                                                       ----------------------------------------------------------------------------
                                                                   June 30, 1996                          June 30, 1995
                                                       ------------------------------------    ------------------------------------
                                                                                    Average                                 Average
                                                        Average                     Yield/      Average                     Yield/
(Dollars In Thousands)                                  Balance        Interest      Rate       Balance        Interest      Rate
===================================================================================================================================
Interest-earning assets:
  Loans                                                $4,108,440      $ 79,022      7.69%     $4,214,630      $ 75,540      7.17%
  Mortgage-backed securities                               70,007         1,130      6.46          63,791         1,082      6.78
  Investment securities                                   211,434         2,997      5.70         209,998         3,243      6.19
- -----------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets                     4,389,881        83,149      7.58       4,488,419        79,865      7.12
Non-interest-earning assets                               232,926                                 260,478
- -----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $4,622,807                              $4,748,897
===================================================================================================================================
Interest-bearing liabilities:
  Deposits                                             $3,846,691      $ 44,820      4.69%     $3,788,921      $ 46,118      4.88%
  Borrowings                                              346,273         5,214      6.06         521,850         8,401      6.46
- -----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                4,192,964        50,034      4.80       4,310,771        54,519      5.07
Non-interest-bearing liabilities                           41,466                                  69,674
Stockholders' equity                                      388,377                                 368,452
- -----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $4,622,807                              $4,748,897
===================================================================================================================================
Net interest income/interest rate spread                               $ 33,115      2.78%                     $ 25,346      2.05%
Excess of interest-earning assets over
  interest-bearing liabilities                         $  196,917                              $  177,648
Effective interest rate spread                                                       3.02%                                   2.26%
==================================================================================================================================

                                                                                  FOR THE SIX MONTHS ENDED
                                                       ----------------------------------------------------------------------------
                                                                   June 30, 1996                          June 30, 1995
                                                       ------------------------------------    ------------------------------------
                                                                                    Average                                 Average
                                                        Average                     Yield/      Average                     Yield/
                                                        Balance        Interest      Rate       Balance        Interest      Rate
===================================================================================================================================
Interest-earning assets:
  Loans                                                $4,104,170      $156,862      7.64%     $4,199,770      $144,387      6.88%
  Mortgage-backed securities                               64,631         2,163      6.69          72,856         2,428      6.67
  Investment securities                                   233,827         6,463      5.56         216,416         6,831      6.37
- -----------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets                     4,402,628       165,488      7.52       4,489,042       153,646      6.85
Non-interest-earning assets                               237,213                                 261,316
- -----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $4,639,841                              $4,750,358
===================================================================================================================================
Interest-bearing liabilities:
  Deposits                                             $3,832,129      $ 90,310      4.74%     $3,724,438      $ 86,943      4.71%
  Borrowings                                              375,527        11,176      5.98         591,475        19,057      6.50
- -----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                4,207,656       101,486      4.85       4,315,913       106,000      4.91
Non-interest-bearing liabilities                           45,388                                  67,147
Stockholders' equity                                      386,797                                 367,298
- -----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $4,639,841                              $4,750,358
===================================================================================================================================
Net interest income/interest rate spread                               $ 64,002      2.67%                     $ 47,646      1.94%
Excess of interest-earning assets over
  interest-bearing liabilities                         $  194,972                              $  173,129
Effective interest rate spread                                                       2.91%                                   2.12%
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

                                               Three Months Ended                                    Six Months Ended
                                  -------------------------------------------         --------------------------------------------
                                      June 30, 1996 versus June 30, 1995                 June 30, 1996 versus June 30, 1995
                                                 Changes Due To                                      Changes Due To
                                  -------------------------------------------         --------------------------------------------
                                                            Rate/                                              Rate/
(In Thousands)                    Volume         Rate      Volume       Net            Volume       Rate      Volume       Net
==================================================================================================================================
Interest income:
  Loans                           $(1,903)     $ 5,524     $(139)     $ 3,482         $(3,287)    $16,129     $(367)     $12,475
  Mortgage-backed securities          105          (52)       (5)          48            (274)         10        (1)        (265)
  Investment securities                23         (267)       (2)        (246)            524        (825)      (67)        (368)
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest income          (1,775)       5,205      (146)       3,284          (3,037)     15,314      (435)      11,842
- ------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                            776       (2,043)      (31)      (1,298)          2,716         633        18        3,367
  Borrowings                       (2,743)        (532)       88       (3,187)         (6,541)     (1,507)      167       (7,881)
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interst expense          (1,967)      (2,575)       57       (4,485)         (3,825)       (874)      185       (4,514)
- ------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income     $   192      $ 7,780     $(203)     $ 7,769         $   788     $16,188     $(620)     $16,356
====================================================================================================================================

PROVISION FOR LOAN LOSSES

          Provision for loan losses was $2.2 million in the current quarter, down from $2.3 million in the year-ago quarter. For the first six months of 1996, provision for loan losses totaled $3.4 million, compared to $5.9 million in the year-ago period. For information regarding the allowance for loan losses, see Asset Quality - Valuation Allowances on page 19.

OTHER INCOME

          Total other income was $4.0 million in the second quarter of 1996, down $0.4 million from the year-ago quarter. The decrease was primarily due to a decline in income associated with real estate held for investment. That category declined, in the aggregate, by $1.3 million between second quarters to $0.9 million. The decline was primarily in provision for losses on real estate held for investment as the year-ago second quarter included a reduction of $1.4 million compared to a reduction of only $0.4 million in the current quarter. Partially offsetting the decline in income associated with real estate held for investment were increases in loan and deposit fees of $0.4 million, net gains on sales of loans and mortgage-backed securities of $0.3 million which primarily represents the impact of Downey's adoption of SFAS 122 (see Note 2 of Notes to Consolidated Financial Statements on page 4), and commissions earned on insurance and related products of $0.1 million. For the first six months of 1996, total other income was $13.8 million, up $3.3 million from the year-ago period.

          The following table presents a breakdown of the key components comprising income from real estate and joint venture operations.


                                                                             Three Months Ended
                                                      ----------------------------------------------------------------------
                                                      June 30,      March 31,     December 31,     September 30,    June 30,
(In Thousands)                                         1996           1996           1995             1995            1995
============================================================================================================================
Operations, net:
  Rental operations, net of expenses                   $285        $  853          $  867            $1,033         $  872
  Equity in net income (loss) and interest from
   joint venture advances                               243           (74)            119              (320)            (6)
- ----------------------------------------------------------------------------------------------------------------------------
   Total operations, net                                528           779             986               713            866
Net gains (losses) on sales of wholly-owned
 real estate                                             (9)          (19)          2,333                (2)            (4)
Recovery for losses on real estate and
 joint ventures                                         382         1,470           1,104                50          1,378
- ----------------------------------------------------------------------------------------------------------------------------
  Income from real estate and joint                    $901        $2,230          $4,423            $  761         $2,240
   venture operations
============================================================================================================================

OPERATING EXPENSE

          Operating expense totaled $21.1 million in the second quarter, up $1.0 million or 4.9% from the second quarter of 1995. The increase was explained by higher general and administrative costs, as the costs associated with the net operation of real estate acquired in settlement of loans declined by $1.2 million to $0.2 million. General and administrative expense totaled $20.8 million and was $2.2 million or 11.5% higher than the same period last year.
The increase in general and administrative expense reflects several factors including higher costs associated with increased lending volumes, the expansion this quarter into commercial banking and supermarket banking activities, and increased deposit insurance premiums due to higher deposit levels. For the first six months of 1996, operating expenses totaled $42.1 million, up $2.6 million or 6.6% from the same period of 1995.

PROVISION FOR INCOME TAXES

          Income taxes for the second quarter totaled $5.9 million, resulting in an effective tax rate of 43.1%, compared to $3.1 million and 42.4% for the like quarter of a year ago. For the first six months of 1996, the effective tax rate was 43.1% compared to 42.3% in the same period of 1995.

                              FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES


     Total loans and mortgage-backed securities, including those held for sale, increased $97.6 million during the second quarter to a total of $4.3 billion, or 90.3% of assets, at June 30, 1996. This increase primarily reflected increases of $61.2 million in the residential one-to-four unit loan portfolio held for investment and $52.7 million in automobile loans. These increases were partially offset by decreases in loans held for sale and mortgage-backed securities available for sale.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                       Three Months Ended
                                                ----------------------------------------------------------------------
                                                June 30,      March 31,     December 31,    September 30,    June 30,
(In Thousands)                                    1996          1996           1995             1995           1995
======================================================================================================================
Loans originated for investment:
  Residential - one-to-four ARMs (1)            $222,270      $113,984      $109,080        $ 73,830         $ 70,970
  Residential - one-to-four fixed (2)             12,794         7,831         4,861           4,357            3,673
  Other                                          112,294        59,860        57,516          35,039           29,892
- ----------------------------------------------------------------------------------------------------------------------
    Total loans originated for investment        347,358       181,675       171,457         113,226          104,535
Loans originated for sale (primarily
  residential - fixed)                            30,644        67,502        48,027          29,881           12,745
- ----------------------------------------------------------------------------------------------------------------------
  Total loans originated                        $378,002      $249,177      $219,484        $143,107         $117,280
======================================================================================================================

(1) Includes for the three months ended June 30, 1995, $0.6 million in loans purchased through correspondent lending relationships.
(2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines.

     Originations of one-to-four unit residential loans totaled $265.7 million in the second quarter of 1996, of which $235.1 million were for portfolio and $30.6 million were for sale. This was 40% higher than the $189.3 million originated in the first quarter of 1996, and about triple the $87.4 million originated in the year-ago quarter. During the current quarter, 40% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 8%). This is down from 59% (existing Downey loans were 12%) during the previous quarter, and up from 34% (existing Downey loans were 7%) in the year-ago second quarter. In addition to single family loans, $112.3 million of other loans were originated in the quarter including $64.0 million of automobile loans and $27.6 million of construction loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly, however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At June 30, 1996, $1.3 billion of the ARMs in Downey's loan portfolio were subject to negative amortization of which $10.5 million represented the amount of negative amortization added to the unpaid loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans originated. Sales of loans and mortgage-backed securities originated by Downey were $43.6 million for the second quarter of 1996, compared to $62.2 million in the previous quarter and $8.5 million for the second quarter of 1995. All were secured by residential one-to-four unit property.

     At June 30, 1996, Downey had commitments to fund loans amounting to $114.5 million, undrawn lines of credit of $68.8 million, loans in process of $47.6 million and no letters of credit. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities Downey held for investment and held for sale.

                                                                                    Three Months Ended
                                                         ---------------------------------------------------------------------------
                                                          June 30,      March 31,     December 31,     September 30,    June 30,
(In Thousands)                                             1996          1996            1995              1995          1995
====================================================================================================================================
INVESTMENT PORTFOLIO:
Loans originated:
 Loans secured by real estate:
   Residential:
    One-to-four units:
     Adjustable                                           $ 222,270     $  94,120     $  97,234        $  73,830        $  70,400
     Adjustable - fixed for first three or five years             -        19,864        11,846                -                -
- ------------------------------------------------------------------------------------------------------------------------------------
       Total adjustable                                     222,270       113,984       109,080           73,830           70,400
     Fixed                                                   12,794         7,831         4,861            4,357            3,673
    Five or more units:
     Adjustable                                               4,641         6,393             -                -                -
     Fixed                                                        -         2,148           270              149                -
- ------------------------------------------------------------------------------------------------------------------------------------
       Total residential                                    239,705       130,356       114,211           78,336           74,073
   Commercial real estate                                         -            57         5,509              457                -
   Construction                                              27,630        14,110        15,078            8,053            5,800
   Land                                                      10,468             -        12,906                -                -
 Non-mortgage:
   Commercial - secured                                       1,536             -             -                -                -
   Commercial - unsecured                                         -         1,400         1,000                -              115
   Automobile                                                63,968        33,421        19,275           22,873           19,405
   Other consumer                                             4,051         2,331         3,478            3,507            4,572
- ------------------------------------------------------------------------------------------------------------------------------------
       Total loans originated                               347,358       181,675       171,457          113,226          103,965
Real estate loans purchased (1)                                   -             -             -                -              570
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans originated and purchased                    347,358       181,675       171,457          113,226          104,535
Loan repayments                                            (208,294)     (218,204)     (184,714)        (165,222)        (101,186)
Other net changes (2)                                       (23,862)       (1,730)      (23,181)         (12,112)         (11,716)
- ------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment     115,202       (38,259)      (36,438)         (64,108)          (8,367)
- ------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities held to maturity, net:
   Repayments                                                     -             -        (1,695)          (1,317)          (1,424)
   Mortgage-backed securities transferred to available
    for sale                                                      -             -       (33,555)               -                -
- ------------------------------------------------------------------------------------------------------------------------------------
    Net decrease in mortgage-backed securities, net               -             -       (35,250)          (1,317)          (1,424)
- ------------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans and mortgage-backed
     securities held for investment                         115,202       (38,259)      (71,688)         (65,425)          (9,791)
- ------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
 Residential, one-to-four units:
   Originated whole loans                                    30,644        67,502        48,027           29,881           12,745
   Loans transferred from the investment portfolio              250         1,215             -                -                -
   Originated whole loans sold                              (36,708)      (62,180)      (41,329)         (28,554)          (8,530)
   Loans exchanged for mortgage-backed securities            (6,880)            -             -                -                -
   Other net changes                                             31           (63)           (7)              (2)               -
- ------------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for sale          (12,663)        6,474         6,691            1,325            4,215
- ------------------------------------------------------------------------------------------------------------------------------------
 Mortgage-backed securities, net:
   Purchased                                                      -        25,368             -                -                -
   Loans exchanged for mortgage-backed securities             6,880             -             -                -                -
   Transfer from mortgage-backed securities held to maturity      -             -        33,555                -                -
   Sold                                                      (6,880)            -             -                -          (21,372)
   Repayments                                                (4,176)       (4,342)       (2,086)          (1,159)          (1,123)
   Other net changes                                           (714)         (709)        1,439              121              274
- ------------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in mortgage-backed securities
     available for sale                                      (4,890)       20,317        32,908           (1,038)         (22,221)
- ------------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans and mortgage-backed
     securities held for sale and available for sale        (17,553)       26,791        39,599              287          (18,006)
- ------------------------------------------------------------------------------------------------------------------------------------
 Total net increase (decrease) in loans and mortgage-
  backed securities                                       $  97,649     $ (11,468)    $ (32,089)       $ (65,138)       $ (27,797)
====================================================================================================================================

(1) Primarily one-to-four unit residential loans.
(2) Primarily includes borrowings against and repayments of construction loans and lines of credit, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).

   The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios held for investment, and held for sale by type of loan at the dates indicated.


                                                        June 30,       March 31,     December 31,     September 30,     June 30,
(In Thousands)                                           1996           1996            1995             1995             1995
===============================================================================================================================
INVESTMENT PORTFOLIO:
Loans secured by real estate:
  Residential:
    One-to-four units:
      Adjustable                                      $3,470,064      $3,413,503    $3,486,774      $3,536,084       $3,601,504
      Fixed                                              173,651         169,057       169,738         174,943          179,054
- -------------------------------------------------------------------------------------------------------------------------------
        Total one-to-four units                        3,643,715       3,582,560     3,656,512       3,711,027        3,780,558
    Five or more units:
      Adjustable                                          48,518          50,245        44,438          46,757           47,260
      Fixed                                               14,130          14,897        12,883          14,680           14,751
  Commercial real estate:
      Adjustable                                         162,809         163,737       170,498         169,821          173,497
      Fixed                                              101,996         103,021       100,085         104,133          112,797
  Construction                                            56,341          37,066        28,593          16,215           12,047
  Land                                                    26,840          18,782        21,867           9,285            9,333
Non-mortgage:
  Commercial:
    Secured                                                1,786             250          250              250              250
    Unsecured                                             11,469          13,896       12,614           12,117           12,239
  Consumer:
    Automobile                                           134,829          82,093       56,127           41,690           21,845
    Other consumer                                        47,543          48,405       50,945           51,771           52,984
- -------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment                  4,249,976       4,114,952    4,154,812        4,177,746        4,237,561
Less:
  Undisbursed loan funds                                 (48,681)        (28,865)     (29,942)         (16,704)         (11,252)
  Unearned fees and discounts                              7,741           7,389        7,412            7,610            7,555
  Allowance for estimated loss                           (27,754)        (27,396)     (27,943)         (27,875)         (28,979)
- -------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment, net             4,181,282       4,066,080    4,104,339        4,140,777        4,204,885
- -------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities held to maturity, net:
  Adjustable                                                   -               -            -           17,872           18,555
  Fixed                                                        -               -            -           17,378           18,012
- -------------------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities held to
     maturity, net                                             -               -            -           35,250           36,567
- -------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed securities
     held for investment                               4,181,282       4,066,080     4,104,339       4,176,027        4,241,452
- -------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
Loans held for sale (all one-to-four units):
  Adjustable                                               3,243           1,028           238               -                -
  Fixed                                                    3,627          18,505        12,821           6,368            5,043
- -----------------------------------------------------------------------------------------------------------------------------------
    Total loans held for sale                              6,870          19,533        13,059           6,368            5,043
- -----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities available for sale:
  Adjustable                                              27,247          30,579        34,355          19,168           20,206
  Fixed                                                   40,256          41,814        17,721               -                -
- -------------------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities available
     for sale                                             67,503           72,393       52,076          19,168            20,206
- -----------------------------------------------------------------------------------------------------------------------------------
       Total loans and mortgage-backed securities
        held for sale and available for sale              74,373           91,926       65,135          25,536            25,249
- -----------------------------------------------------------------------------------------------------------------------------------
       Total loans and mortgaged-backed securities    $4,255,655       $4,158,006   $4,169,474      $4,201,563        $4,266,701
===================================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At June 30, 1996, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at June 30, 1996, reflect an unrealized loss of $0.5 million. The current quarter-end unrealized loss, less the associated tax effect of $0.2 million, is reflected as a separate component of stockholders equity until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $44.7 million at June 30, 1996, compared to $42.3 million at December 31, 1995, and $54.0 million at June 30, 1995.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.


                                                               Three Months Ended
                                       -------------------------------------------------------------------------
                                         June 30,    March 31,    December 31,    September 30,    June 30,
(In Thousands)                             1996        1996          1995             1995           1995
================================================================================================================
Balance at beginning of period          $32,868      $34,338        $35,442          $35,492         $36,870
Provision                                  (382)      (1,470)        (1,104)             (50)         (1,378)
Charge-offs                                (301)           -              -                -               -
Recoveries                                    -            -              -                -               -
- ----------------------------------------------------------------------------------------------------------------
Balance at end of period                $32,185      $32,868        $34,338          $35,442         $35,492
================================================================================================================

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

                                                               Three Months Ended
                                       -------------------------------------------------------------------------
                                         June 30,    March 31,    December 31,    September 30,    June 30,
(In Thousands)                             1996        1996          1995             1995           1995
================================================================================================================
Balance at beginning of period            $1,224       $1,217         $1,031           $  804       $ 747
Provision                                      4          754            426              771         624
Charge-offs                                 (257)        (747)          (240)            (544)       (567)
Recoveries                                     -            -              -                -           -
- ----------------------------------------------------------------------------------------------------------------
Balance at end of period                  $  971       $1,224         $1,217           $1,031       $ 804
================================================================================================================

DEPOSITS

     At June 30, 1996, deposits totaled $3.9 billion, up $91.2 million or 2.4% from the year-ago quarter end, but down $36.1 million or 0.9% from the end of the first quarter of 1996. The increase between second quarters was in regular passbook and certificates of deposit, and to a lesser extent, checking accounts. The increase in these accounts, however, was tempered by a decline in the level of money market accounts. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                             June 30, 1996       March 31, 1996     December 31, 1995     September 30, 1995        June 30, 1995
                          ------------------  ------------------- --------------------   --------------------     ------------------
                          Weighted            Weighted            Weighted               Weighted                 Weighted
                           Average            Average              Average                Average                  Average
(Dollars in Thousands)      Rate     Amount    Rate      Amount     Rate       Amount      Rate        Amount        Rate    Amount
====================================================================================================================================
Regular passbook          2.76%   $  411,573   2.65%   $  399,198   2.59%   $  387,986    2.48%    $  375,474    2.41%    $  365,847
Money market accounts     2.39       105,649   2.30       113,103   2.30       119,891    2.30        120,781    2.30        126,638
Checking accounts         0.74       299,057   0.72       316,109   0.76       297,014    0.81        291,593    0.85        273,139
Certificates of deposit:
  Less than 3.00%         2.71        48,088   2.77        50,460   2.82        57,786    2.83         66,454    2.82         56,195
  3.00-3.49               3.06           695   3.16           974   3.21         1,392    3.28          2,446    3.23         21,060
  3.50-3.99               3.95         1,360   3.81         4,081   3.75         7,781    3.85         14,530    3.84         82,110
  4.00-4.49               4.21        77,341   4.21        84,523   4.18        99,758    4.19        137,620    4.25        174,281
  4.50-4.99               4.85       437,075   4.86       319,664   4.88       262,065    4.81        236,352    4.75        217,719
  5.00-5.99               5.47     2,191,299   5.48     2,052,359   5.52     1,863,474    5.57      1,489,966    5.56      1,106,762
  6.00-6.99               6.39       235,150   6.46       480,486   6.46       596,803    6.37        957,526    6.35      1,209,652
  7.00-7.99               7.18        47,151   7.18        69,465   7.27        94,768    7.28        107,321    7.30        119,203
  8.00-8.99               8.22           107   8.18           236   8.31         1,245    8.22          6,759    8.23         10,303
  9.00 and greater           -             -      -             -   9.35           258    9.35            252    9.36            397
- ------------------------------------------------------------------------------------------------------------------------------------
  Total certificates of
    deposit               5.40     3,038,266   5.53     3,062,248   5.61     2,985,330    5.70     3,019,226     5.71      2,997,682
- ------------------------------------------------------------------------------------------------------------------------------------
  Total deposits          4.68%   $3,854,545   4.75%   $3,890,658   4.81%   $3,790,221    4.90%   $3,807,074     4.92%    $3,763,306
====================================================================================================================================

BORROWINGS

     During the 1996 second quarter, borrowings increased $95.9 million to $428.1 million, reflecting increases in all categories. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                                                         At Periods Ended
                                                             ---------------------------------------------------------------------
                                                                June 30,    March 31,    December 31,    September 30,    June 30,
(Dollars in Thousands)                                            1996         1996          1995             1995          1995
====================================================================================================================================
FHLB advances                                                   $239,307    $181,137       $220,715         $212,995      $319,800
Other borrowings:
  Reverse repurchase agreements                                        -           -         16,099           38,400        30,768
  Commercial paper                                               178,243     148,358        196,602          196,917       197,091
  Industrial revenue bonds                                             -           -              -            6,420         6,421
  Real estate notes                                               10,560       2,721          2,802            4,359         4,699
- ------------------------------------------------------------------------------------------------------------------------------------
  Total borrowings                                              $428,110    $332,216       $436,218         $459,091      $558,779
====================================================================================================================================
Weighted average rate on borrowings during
  the period                                                      6.06%       5.92%          6.16%            6.31%         6.46%
Total borrowings as a percentage of total assets                  9.08%       7.14%          9.37%            9.80%        11.78%
====================================================================================================================================

ASSET/LIABILITY MANAGEMENT

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of June 30, 1996, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                            ANALYSIS OF REPRICING MECHANISMS
                                                                          BASED UPON ESTIMATES AND ASSUMPTIONS
                                                                                   AT JUNE 30, 1996
                                              -------------------------------------------------------------------------------------
                                              Rate    Total      Percent    Within 1     1 - 3       3 - 5      5 - 10       Over
(Dollars in Thousands)                        %      Balance     of Total     Year       Years       Years      Years      10 Years
====================================================================================================================================
Interest-earning assets:
  Investment securities and
   Federal Home Loan Bank stock          (1)  5.77%   $  206,348    4.62%   $   76,051   $       -   $130,297   $      -   $     -
  Loans and mortgage-backed securities:
    Mortgage-backed securities                7.04        67,503    1.52        37,220      14,316      9,243      4,006     2,718
    Real estate - mortgage:
      Residential:
         ARM                             (2)  7.46     3,510,607   78.68     3,472,050      38,557          -          -         -
         Fixed                           (2)  8.86       194,180    4.35        47,586      54,357     34,519     39,326    18,392
      Commercial                         (2)  8.51       271,247    6.08       183,831      33,152     21,333     32,931         -
      Construction                       (2)  9.47        21,071    0.47        21,071           -          -          -         -
  Consumer                               (2) 11.28       178,950    4.01        90,147      57,756     31,047          -         -
  Commercial                             (2) 11.00        12,097    0.27        12,097           -          -          -         -
- ------------------------------------------------------------------------------------------------------------------------------------
  Total loans and mortgage-backed             7.76     4,255,655   95.38     3,864,002      198,138     96,142     76,263   21,110
    securities
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets             7.67%   $4,462,003  100.00%   $3,940,053    $ 198,138   $226,439   $ 76,263  $ 21,110
====================================================================================================================================
Deposits and borrowings:
  Interest-bearing deposits:
    Fixed maturity deposits              (3)  5.40%   $3,038,266   70.94%   $2,660,646    $ 349,125   $ 28,227   $    268  $      -
    Money market accounts                (4)  2.39       105,649    2.47       105,649            -          -          -         -
    Checking accounts                    (4)  1.00       219,886    5.13       219,886            -          -          -         -
    Passbook accounts                    (4)  2.76       411,557    9.61       411,557            -          -          -         -
  Non-interest bearing deposits               0.00        79,187    1.85        79,187            -          -          -         -
- ------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                            4.68     3,854,545   90.00     3,476,925      349,125     28,227        268         -
- ------------------------------------------------------------------------------------------------------------------------------------
  Borrowings                                  5.67       428,110   10.00       350,575       59,395      4,780     13,360         -
- ------------------------------------------------------------------------------------------------------------------------------------
    Total deposits and borrowings             4.77%   $4,282,655  100.00%   $3,827,500    $ 408,520   $ 33,007   $ 13,628   $      -
====================================================================================================================================
Excess (shortfall) of interest-earning
  assets over interest-bearing liabilities            $  179,348            $  112,553    $(210,382)  $193,432   $ 62,635   $ 21,110
Cumulative gap                                                                 112,553      (97,829)    95,603    158,238    179,348
Cumulative gap - as a % of total assets:
  June 30, 1996                                                                 2.39%       (2.08)%     2.03%      3.36%      3.81%
  December 31, 1995                                                             4.96         0.13       2.58       3.16       3.47
  June 30, 1995                                                                 4.98         0.06       2.41       3.23       3.54
====================================================================================================================================

(1)  Based upon contractual maturity.
(2) Based upon contractual maturity, repricing date, and projected repayments and prepayments of principal.
(3)  Based upon contractual maturity or repricing date.
(4)  Subject to immediate repricing.

     The one year gap at June 30, 1996, was a positive 2.39% (i.e., more interest-earning assets reprice within one year than interest-bearing liabilities). This compares to a positive one year gap of 2.99% at March 31, 1996, 4.96% at December 31, 1995 and 4.98% at June 30, 1995. Downey's strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended June 30, 1996, Downey originated and purchased for investment

$635 million of adjustable rate loans and mortgage-backed securities which represented approximately 78% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At June 30, 1996, 98% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, down slightly from 99% at March 31, 1996, December 31, 1995 and June 30, 1995. At June 30, 1996, loans and mortgage-backed securities with adjustable interest rates represented 89% of Downey's loans and mortgage-backed securities portfolios. During the second quarter of 1996, Downey continued to offer residential fixed-rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed-rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed-rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At June 30, 1996, $4.0 billion or 93% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans and loans with a due date of five years or less, compared to $3.9 billion or 93%, $4.0 billion or 95%, $4.1 billion or 95%, at March 31, 1996, December 31, 1995, and June 30, 1995, respectively.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.


                                                       June 30,     March 31,     December 31,     September 30,     June 30,
                                                        1996          1996           1995               1995           1995
====================================================================================================================================
Weighted average yield:
  Loan and mortgage-backed securities portfolio         7.76%        7.70%           7.67%             7.56%           7.32%
  Investment securities                                 5.77         5.79            6.29              6.30            6.15
- -----------------------------------------------------------------------------------------------------------------------------------
  Earning assets yield                                  7.67         7.60            7.60              7.50            7.26
- -----------------------------------------------------------------------------------------------------------------------------------
Weighted average cost:
  Savings deposits                                      4.68         4.75            4.81              4.90            4.92
  Borrowings:
    FHLB advances                                       5.77         6.01            6.07              6.15            6.23
    Other borrowings                                    5.53         5.49            5.62              5.82            6.06
- -----------------------------------------------------------------------------------------------------------------------------------
  Combined borrowings                                   5.67         5.77            5.84              5.97            6.16
- -----------------------------------------------------------------------------------------------------------------------------------
  Combined funds                                        4.77         4.83            4.92              5.01            5.08
- -----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                    2.90%        2.77%           2.68%             2.49%           2.18%
====================================================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios at June 30, 1996, increased to 7.76%, compared to 7.70% at March 31, 1996, 7.67% at December 31, 1995, and 7.32% at June 30, 1995. At June 30, 1996,
the single family ARM portfolio, including mortgage-backed securities, totaled $3.5 billion with a weighted average rate of 7.46%, compared to $3.4 billion with a weighted average rate of 7.53% at March 31, 1996, $3.5 billion with a weighted average rate of 7.51% at December 31, 1995, and $3.6 billion with a weighted average rate of 7.16% at June 30, 1995.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets decreased during the quarter by $31.6 million to $62.9 million at June 30, 1996, or 1.33% of total assets. The decline in the current quarter was spread throughout most categories but primarily reflected the return to accrual status of one large commercial real estate loan secured by a Northern California shopping center. This loan had been placed on non-accrual status during the first quarter of 1995 when the borrower declared bankruptcy. Downey and the borrower agreed to a restructure of the loan which was approved by the bankruptcy court in January 1996 and the borrower has since performed according to the terms of the restructure. The effective yield on this loan bears a market rate of interest.

All of Downey's non-performing assets at June 30, 1996, were located in California, with the exception of one property acquired in settlement of a loan located in Arizona.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                 June 30,      March 31,      December 31,      September 30,      June 30,
(Dollars in Thousands)                            1996           1996            1995               1995             1995
==================================================================================================================================
Non-accrual loans:
  One-to-four unit residential                   $26,034       $24,551          $25,587            $26,429          $24,553
  Other                                           21,146        50,259           52,754             55,684           53,315
- ----------------------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                       47,180        74,810           78,341             82,113           77,868
Real estate acquired in settlement of loans,
  net (1)                                         15,452        19,454           18,854             15,876           13,577
Repossessed automobiles                              232           239                -                  -                -
- ----------------------------------------------------------------------------------------------------------------------------------
Gross non-performing assets                      $62,864       $94,503          $97,195            $97,989          $91,445
==================================================================================================================================
Allowance for loan losses (2)                    $27,754       $27,396          $27,943            $27,924          $29,028
Non-performing assets as a percentage of
  total assets                                     1.33%        2.03%            2.09%              2.09%            1.93%
==================================================================================================================================

(1) Excludes real estate acquired in settlement of loans covered under the Butterfield Assistance Agreement at September 30, 1995 and June 30, 1995.
(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans. Included, however, are valuation allowances of $49,000 at both September 30, 1995 and June 30, 1995, relating to a mortgage-backed security in the held to maturity portfolio.

   At June 30, 1996, the recorded investment in loans for which impairment has been recognized totaled $44.2 million, all of which were on non-accrual status except for the previously mentioned commercial real estate loan which returned to accrual status during the quarter. The total allowance for possible losses related to such loans was $4.3 million. During the second quarter of 1996, total interest recognized on the impaired loan portfolio was $0.7 million.

Delinquent Loans

   During the 1996 second quarter, total delinquencies decreased $0.4 million or 0.9%. The decrease occurred in total residential loan categories of $1.3 million, partially offset by increases in automobile loans of $0.5 million and other consumer loans of $0.4 million. Overall, the 90+ days category increased $1.0 million, offset by decreases in the 30-59 and 60-89 day categories of $1.1 million and $0.3 million, respectively.


The following table sets forth the amounts of Downey's past due loans at the dates indicated.
                                                      June 30, 1996                                  March 31, 1996
                                          -----------------------------------------         --------------------------------------
                                          30-59        60-89        90+                     30-59     60-89        90+
(Dollars in Thousands)                    Days         Days       Days (1)   Total          Days       Days        Days(1)  Total
- ------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
Residential:
  One-to-four units                     $14,076      $ 7,544      $21,122    $42,742       $15,767    $ 8,093     $20,038    $43,898
  Five or more units                          -            -            -          -           107          -           -        107
Commercial                                    -            -        2,056      2,056            -           -        2,056     2,056
Construction                                  -            -            -          -            -           -            -         -
Land                                          -            -            -          -            -           -            -         -
- ------------------------------------------------------------------------------------------------------------------------------------
  Total real estate loans                14,076        7,544       23,178     44,798        15,874      8,093       22,094    46,061
Non-mortgage:
  Commercial                                  -            -          115        115             -          -          115       115
  Consumer:
    Automobile                              945          147          134      1,226           355        226          190       771
    Other consumer                          160          403          215        778            90        123          195       408
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans                         $15,181      $ 8,094      $23,642    $46,917        $16,319   $ 8,442      $22,594   $47,355
====================================================================================================================================
  Delinquencies as a percentage of
    total loans                            0.36%        0.19%        0.56%      1.10%          0.39%     0.20%        0.54%    1.14%
====================================================================================================================================
                                                       December 31, 1995                              September 30, 1995
                                        --------------------------------------------       -----------------------------------------
Loans secured by real estate:
Residential:
  One-to-four units                     $14,047      $ 6,645      $22,303    $42,995        $14,562   $ 7,004      $22,084   $43,650
  Five or more units                         89            -          447        536          2,400         -            -     2,400
Commercial                                    -            -       30,675     30,675          1,946         -       29,592    31,538
Construction                                  -            -            -          -              -         -            -         -
Land                                          -            -        6,516      6,516          6,516         -            -     6,516
- ------------------------------------------------------------------------------------------------------------------------------------
 Total real estate loans                  14,136       6,645       59,941     80,722         25,424     7,004       51,676    84,104
Non-mortgage:
  Commercial                                   -          -           115        115            115         -            -       115
  Consumer:
    Automobile                               667        249           540      1,456            900        105          22     1,027
    Other consumer                           257        410           170        837            355         63         258       676
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans                          $15,060    $ 7,304       $60,766    $83,130        $26,794    $ 7,172     $51,956   $85,922
====================================================================================================================================
 Delinquencies as a percentage of
  total loans                               0.36%      0.18%         1.46%      1.99%          0.64%      0.17%       1.24%    2.05%
====================================================================================================================================
                                                           June 30, 1995
                                            -------------------------------------------
Loans secured by real estate:
Residential:
  One-to-four units                      $13,105    $ 6,371       $19,907    $39,383
  Five or more units                          74          -           189        263
Commercial                                     -      4,994        31,854     36,848
Construction                                   -          -             -          -
Land                                           -          -             -          -
- ---------------------------------------------------------------------------------------
  Total real estate loans                  13,179    11,365         51,950    76,494
Non-mortgage:
  Commercial                                   -          -              -         -
  Consumer:
    Automobile                                75          7             17        99
    Other consumer                           301          9            261       571
- ---------------------------------------------------------------------------------------
    Total loans                          $13,555    $11,381        $52,228   $77,164
=======================================================================================
Delinquencies as a percentage of
  total loans                               0.32%      0.27%          1.22%     1.81%
- ---------------------------------------------------------------------------------------

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances


     Allowances for losses on all assets (including loans) were $61.4 million, $62.1 million, $64.1 million, and $65.9 million, at June 30, 1996, March 31, 1996, December 31, 1995, and June 30, 1995, respectively. For information on valuation allowances associated with investments in real estate and joint ventures, see "Investments in Real Estate and Joint Ventures" on page 13.

     The total allowance for possible loan losses was $27.8 million at June 30, 1996, compared to $27.4 million at March 31, 1996, $27.9 million at December 31, 1995, and $29.0 million at June 30, 1995. Included in the current quarter-end total allowance of $27.8 million was $26.4 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.8 million in the 1996 second quarter, compared to $2.2 million in the year-ago quarter. Included in the current quarter net charge-offs were $1.6 million associated with one-to-four unit residential properties and $0.2 million associated with automobile loans.

     The changes in the total valuation allowance for loan losses, including mortgage-backed securities held to maturity, are as follows:


                                                                   Three Months Ended
                                        -------------------------------------------------------------------------
                                           June 30,         March 31,    December 31,    September 30,    June 30,
(In Thousands)                               1996              1996          1995             1995          1995
=================================================================================================================
Balance at beginning of period            $27,396           $27,943        $27,924         $29,028       $28,928
Provision                                   2,200             1,171          1,596           1,805         2,336
Charge-offs                                (2,059)           (1,763)        (1,580)         (3,003)       (2,298)
Recoveries                                    217                45              3              94            62
- -----------------------------------------------------------------------------------------------------------------
Balance at end of period (1)              $27,754           $27,396         $27,943        $27,924       $29,028
=================================================================================================================

(1) Includes valuation allowances of $49,000 at both September 30, 1995, and June 30, 1995, relating to a mortgage-backed security in the held to maturity portfolio which was charged-off in December 1995.

     The following table indicates the allocation of the total valuation allowance for loan losses, including mortgage-backed securities held to maturity, to the various categories of loans, for the dates indicated.

                                           June 30, 1996                     March 31, 1996                   December 31, 1995
                                --------------------------------- ---------------------------------- -------------------------------
                                              Gross    Allowance               Gross      Allowance              Gross     Allowance
                                              Loan     Percentage              Loan       Percentage             Loan     Percentage
                                            Portfolio   to Loan              Portfolio     to Loan             Portfolio    to Loan
(Dollars in Thousands)          Allowance    Balance    Balance   Allowance   Balance      Balance   Allowance  Balance     Balance
- ------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
 Residential:
  One-to-four units             $12,212    $3,643,715     0.34%   $12,079    $3,582,560     0.34%    $12,254   $3,656,512      0.34%
  Five or more units                542        62,648     0.87        836        65,142     1.28         895       57,321      1.56
 Commercial                       6,864       264,805     2.59      7,577       266,758     2.84       8,456      270,583      3.13
 Construction                       654        56,341     1.16        433        37,066     1.17         335       28,593      1.17
 Land                               785        26,840     2.92        776        18,782     4.13         973       21,867      4.45
Commercial non-mortgage:
   Secured                           18         1,786     1.00          3           250     1.00           3          250      1.00
   Unsecured                        245        11,469     2.14        269        13,896     1.94         256       12,614      2.03
Consumer and other
   Automobile                     2,762       134,829     2.05      1,695        82,093     2.06         849       56,127      1.51
   Other consumer                   872        47,543     1.83        928        48,405     1.92       1,122       50,945      2.20

Mortgage-backed securities
 held to maturity                     -             -        -          -             -        -           -            -        -
Not specifically allocated        2,800             -        -      2,800             -        -       2,800            -        -
- ------------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
       investment and
       mortgage-backed
       securities held to
       maturity                 $27,754    $4,249,976     0.65%   $27,396    $4,114,952     0.67%    $27,943   $4,154,812     0.67%
====================================================================================================================================

                                       September 30, 1995                    June 30, 1995
                                --------------------------------- -------------------------------
Loans secured by real estate:
 Residential:
   One-to-four units            $12,925    $3,711,027     0.35%   $12,175    $3,780,558     0.32%
   Five or more units               963        61,437     1.57        930        62,011     1.50
 Commercial                       7,806       273,954     2.85     10,268       286,294     3.59
 Construction                       193        16,215     1.19        145        12,047     1.20
 Land                               814         9,285     8.77        817         9,333     8.75
Commercial non-mortgage:
   Secured                            3           250     1.00          3           250     1.00
   Unsecured                        573        12,117     4.73        460        12,239     3.76
Consumer and other
   Automobile                       636        41,690     1.53        280        21,845     1.28
   Other consumer                 1,162        51,771     2.24      1,101        52,984     2.08
Mortgage-backed securities
 held to maturity (1)                49        35,250     0.14         49        36,567     0.13
Not specifically allocated        2,800             -        -      2,800             -        -
- ---------------------------------------------------------------------------------------------------------------------------------
    Total loans held for
     investment and mortgage-
     backed securities held to
     maturity                   $27,924    $4,212,996     0.66%   $29,028    $4,274,128     0.68%
=================================================================================================================================

(1) At June 30, 1994, the Bank established a general valuation allowance related to a mortgage-backed security in its held to maturity portfolio, against which a charge-off was recorded during the 1995 fourth quarter, thereby eliminating the allowance.

CAPITAL RESOURCES AND LIQUIDITY

        The primary sources of funds generated in the second quarter of 1996 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities of $190.2 million, and net increases in FHLB advances of $58.2 million and in other borrowings of $53.8 million.

   These funds were used primarily to originate loans held for investment of $308.8 million (net of Downey refinances of $22.3 million) and cover net deposit withdrawals of $36.1 million.

   Loan repayments continued to represent a major source of funds, totaling $208.3 million in the 1996 second quarter. This level was below the $218.2 million in the previous quarter, but above the $101.2 million in the 1995 second quarter.

   At June 30, 1996, the Bank's ratio of regulatory liquidity was 5.07%, compared to 5.03% at December 31, 1995, and 5.02% at June 30, 1995. The ratio remains above the regulatory minimum of 5%.

   Stockholders' equity totaled $391.9 million at June 30, 1996, compared to $384.1 million at December 31, 1995, and $370.3 million at June 30, 1995.

REGULATORY CAPITAL

   The following table is a reconciliation of the Banks stockholders equity to federal regulatory capital as of June 30, 1996. The data is provided based on regulations currently in effect (i.e., transitional basis) and on a fully phased-in basis, where the full amount of the Banks investment in real estate as defined by the Office of Thrift Supervision is deducted from capital. The transitional June 30, 1996 core and tangible capital ratios were 7.56% and the risk-based capital ratio was 14.39%. When calculated on a fully phased-in basis, the core and tangible capital ratios were 7.20% and the risk-based capital ratio was 13.82%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation, on both a transitional and fully phased-in basis. The fully phased-in rules became effective July 1, 1996.

   In a real estate joint venture relationship involving four shopping centers with aggregate assets of $45.0 million, DSL Service Company, a wholly owned subsidiary of the Bank, and its joint venture partners agreed in July 1996 to sell the real estate assets prior to year-end 1996 or legal ownership will revert solely to DSL Service Company. Although these shopping center assets currently remain as joint ventures for legal purposes, DSL Service Company has acquired operating control and management. Downey will begin to report these assets as wholly owned for financial reporting purposes beginning in the third quarter of 1996. Two of the shopping centers are currently financed, in part, by secured notes from the Bank in the amount of $29.9 million and $1.2 million, respectively. These secured notes will now become part of the Bank's investment in DSL Service Company and will be deducted from capital when calculating regulatory capital ratios until such time as the notes are repaid. Based on June 30, 1996 data, such a deduction from capital would reduce the Bank's fully phased-in tangible and core capital ratios to 6.57% from 7.20% and the risk-based capital ratio to 12.78% from 13.82%, in all cases still above the "well capitalized" standards.

     Aside from asset growth and the above mentioned real estate joint venture agreement, the Bank's future regulatory capital ratios may be impacted by pending legislation. Legislation has been introduced in Congress wherein a special one-time assessment may be assessed to recapitalize SAIF. If enacted as proposed, the Bank would pay a one-time premium which, on an after-tax basis, would approximate $18 million. Based on the June 30, 1996, data adjusted for the above mentioned real estate joint venture relationship, such a one-time charge to capital would reduce the Bank's fully phased-in tangible and core capital ratios to approximately 6.18% and the risk-based capital ratio to approximately 12.08%, levels still above the regulatory "well capitalized" standards.

                                                                                    Transitional
                                                  -------------------------------------------------------------------------------
                                                      Tangible Capital                   Core Capital         Risk-Based Capital
                                                     -------------------               -----------------      -------------------
(Dollars in Thousands)                                 Amount      Ratio               Amount      Ratio      Amount      Ratio
===================================================================================================================================
Stockholder's Equity                                   $383,260                        $383,260             $383,260
Adjustments:
Phased deduction:
  Investment in subsidiary (60% transitional)
   primarily real estate                                (28,679)                        (28,679)             (28,679)
  Non-supervisory goodwill                               (5,851)                         (5,851)              (5,851)
  Core deposit premium                                     (669)                           (669)                (669)
  Non-permitted mortgage servicing rights                   (97)                            (97)                 (97)
Additions:
  Unrealized loss on securities available for sale        3,012                           3,012                3,012
  General loss allowance - Investment in DSL              2,604                           2,604                2,604
  Loan and lease general valuation allowances (1)             -                               -               26,374
- -----------------------------------------------------------------------------------------------------------------------------------
Regulatory capital                                      353,580      7.56%              353,580    7.56%     379,954     14.39%
Well capitalized requirement                             70,109      1.50  (2)          233,697    5.00      264,027     10.00%
- ------------------------------------------------------------------------------------------------------------------------------------
Excess                                                 $283,471      6.06%             $119,883    2.56%    $115,927      4.39%
====================================================================================================================================
                                                                                    Fully  Phased-In
                                                     -------------------------------------------------------------------------------
Stockholder's Equity                                   $383,260                        $383,260             $383,260
Adjustments:
Phased deduction:
 Investment in subsidiary primarily real estate         (47,798)                        (47,798)             (47,798)
 Non-supervisory goodwill                                (5,851)                         (5,851)              (5,851)
 Core deposit premium                                      (669)                           (669)                (669)
 Non-permitted mortgage servicing rights                    (97)                            (97)                 (97)
Additions:
  Unrealized loss on securities available for sale        3,012                           3,012                3,012
  General loss allowance - Investment in DSL              2,604                           2,604                2,604
  Loan and lease general valuation allowances (1)             -                               -               26,374
- -----------------------------------------------------------------------------------------------------------------------------------
Regulatory capital                                      334,461      7.20%              334,461    7.20%     360,835     13.82%
Well capitalized requirement                             69,684      1.50  (2)          232,279    5.00      261,183     10.00% (3)
- ------------------------------------------------------------------------------------------------------------------------------------
Excess                                                 $264,777      5.70%             $102,182    2.20%    $ 99,652      3.82%
====================================================================================================================================

(1) Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no well capitalized requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 13.39% and 12.81% on a transitional and fully phased-in basis, respectively.

CURRENT ACCOUNTING ISSUES

     In June, 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125).

     SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

     SFAS 125 included specific provisions to deal with servicing assets or liabilities. These provisions retain the impairment and amortization approaches that are contained in Statement No. 122 but eliminates the distinction between normal and excess servicing.

     SFAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(A)      Exhibit 27

(B) There were no reports on Form 8-K filed for the six months ended June 30, 1996.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DOWNEY FINANCIAL CORP.


Date:  July 31, 1996                   /s/   STEPHEN W. PROUGH
                                       ----------------------------------------
                                             Stephen W. Prough
                                       President and Chief Executive Officer



Date:  July 31, 1996                   /s/   THOMAS E. PRINCE
                                       ----------------------------------------
                                             Thomas E. Prince
                                        Executive Vice President/Chief
                                        Financial Officer