Form 10-Q
period 1996-09-30
DOWNEY FINANCIAL CORP
filed 1996-11-01
CIK 935063

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q
     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                For the quarterly period ended September 30, 1996

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

     At September 30, 1996, 16,972,905 shares of the Registrant's Common Stock, $0.01 par value were outstanding.


================================================================================

                             DOWNEY FINANCIAL CORP.

                SEPTEMBER 30, 1996 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                     PART I



FINANCIAL INFORMATION ............................................       1

    Consolidated Balance Sheets ..................................       1
    Consolidated Statements of Operations ........................       2
    Consolidated Statements of Cash Flows ........................       3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................       4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS ..........................       6


                                     PART II

    OTHER INFORMATION ............................................      24

    Item 6    Exhibit24and Reports on Form 8-K ...................      24

                         PART I - FINANCIAL INFORMATION

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Data)                                              September 30,  December 31, September 30,
====================================================================================================================================
                                                                                                1996           1995          1995
ASSETS
Cash ...................................................................................    $   39,658     $   58,581    $   50,366
Federal funds ..........................................................................        13,025          7,249            21
------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ..........................................................        52,683         65,830        50,387
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value ..................................................       130,603        164,880          --
U.S. Treasury and agency obligations and other investment securities being held to maturity,  at amortized cost (estimated market value of $7,075 at September 30, 1996, $7,170 at December 31, 1995 and
    $167,828 at September 30, 1995) ....................................................         7,097          7,194       164,860
Mortgage loans purchased under resale agreements .......................................          --             --          10,000
Loans held for sale, at the lower of cost or market ....................................         6,749         13,059         6,368
Mortgage-backed securities available for sale, at fair value ...........................        63,878         52,076        19,168
Mortgage-backed securities held to maturity, at amortized cost
    (estimated market value of $36,678 at September 30, 1995) ..........................          --             --          35,250
Loans receivable held for investment ...................................................     4,445,717      4,104,339     4,140,777
Investments in real estate and joint ventures ..........................................        44,585         42,320        53,183
Real estate acquired in settlement of loans ............................................        16,332         18,854        25,325
Premises and equipment .................................................................        95,736         92,977        92,401
Federal Home Loan Bank stock, at cost ..................................................        40,800         39,146        38,632
Other assets ...........................................................................        50,157         55,592        48,422
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 4,954,337    $ 4,656,267   $ 4,684,773
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits .......................................................................   $ 3,614,561    $ 3,493,207   $ 3,515,481
Checking deposits ......................................................................       300,830        297,014       291,593
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits .....................................................................     3,915,391      3,790,221     3,807,074
Mortgage-backed securities sold under agreements to repurchase .........................          --           16,099        38,400
Federal Home Loan Bank advances ........................................................       397,147        220,715       212,995
Commercial paper .......................................................................       186,544        196,602       196,917
Other borrowings .......................................................................        10,443          2,802        10,779
Accounts payable and accrued liabilities ...............................................        54,995         37,032        36,009
Deferred income taxes ..................................................................         6,173          8,724         8,744
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities ..................................................................     4,570,693      4,272,195     4,310,918
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.01 per share; authorized 50,000,000
    shares; 16,972,905 shares issued and outstanding ...................................           170            170           170
Additional paid-in capital .............................................................        22,696         22,696        22,696
Unrealized gain (loss) on securities available for sale ................................        (2,780)         3,495          (337)
Retained earnings ......................................................................       363,558        357,711       351,326
------------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity .........................................................       383,644        384,072       373,855
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 4,954,337    $ 4,656,267   $ 4,684,773
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,                September 30,
                                                                           --------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                   1996           1995           1996         1995
===================================================================================================================================
INTEREST INCOME:
   Loans receivable ....................................................   $    83,994    $    78,036    $   240,856   $   222,061
   U.S. Treasury and agency securities .................................         1,910          2,716          5,744         7,987
   Mortgage-backed securities ..........................................         1,102            970          3,265         3,398
   Other investments ...................................................           944            694          3,573         2,254
   Yield maintenance on covered assets, net ............................          --              174           --             536
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest income ...........................................        87,950         82,590        253,438       236,236
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ............................................................        45,452         47,415        135,762       134,358
   Borrowings ..........................................................         7,463          7,472         18,639        26,529
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest expense ..........................................        52,915         54,887        154,401       160,887
-----------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME .................................................        35,035         27,703         99,037        75,349
   PROVISION FOR LOAN LOSSES ...........................................         4,092          1,805          7,463         7,697
-----------------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses .............        30,943         25,898         91,574        67,652
-----------------------------------------------------------------------------------------------------------------------------------
Other income, net:
   Loan and deposit related fees .......................................         1,917          1,455          5,265         4,014
   Real estate and joint ventures held for investment, net:
     Net gains (losses) on sales of wholly owned real estate ...........            38             (2)            10         2,206
     Reduction of loss on real estate and joint ventures ...............           849             50          2,701         1,812
     Operations, net ...................................................         1,179            713          2,486         2,751
   Secondary marketing activities:
     Loan servicing fees ...............................................           406            357          1,058         1,085
     Net gains on sales of loans and mortgage-backed securities ........           280             60          1,211           154
   Net gains (losses) on sales of investment securities ................          --             --            4,473           (15)
   Reduction of loss on investment in lease residual ...................          --             --             --             207
   Other ...............................................................           503            444          1,792         1,373
-----------------------------------------------------------------------------------------------------------------------------------
       Total other income, net .........................................         5,172          3,077         18,996        13,587
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs ..........................................        11,606          9,513         33,416        29,401
   Premises and equipment costs ........................................         3,366          2,876          9,208         8,575
   SAIF insurance premiums and regulatory assessments ..................         2,380          2,524          7,069         6,702
   Professional fees ...................................................           849            845          2,341         2,441
   Other general and administrative expense ............................         4,031          2,661         10,767         8,091
-----------------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense ..........................        22,232         18,419         62,801        55,210
-----------------------------------------------------------------------------------------------------------------------------------
   SAIF Special Assessment .............................................        24,644           --           24,644          --
   Net operation of real estate acquired in settlement of loans ........           455          1,068          1,689         3,463
   Amortization of excess of cost over fair value of net assets acquired           133            133            399           398
-----------------------------------------------------------------------------------------------------------------------------------
       Total operating expense .........................................        47,464         19,620         89,533        59,071
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ......................................       (11,349)         9,355         21,037        22,168
Income taxes (benefit) .................................................        (4,879)         3,980          9,079         9,400
-----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS) ...................................................   $    (6,470)   $     5,375    $    11,958   $    12,768
===================================================================================================================================
PER SHARE INFORMATION:
Net income (loss) ......................................................   $     (0.39)   $      0.31    $      0.70   $      0.75
===================================================================================================================================
DIVIDENDS PAID .........................................................   $     0.120    $     0.114    $     0.360   $     0.343
===================================================================================================================================
Weighted average shares outstanding ....................................    16,972,905     16,972,905     16,972,905    16,972,905
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         -----------------------
(In Thousands)                                                                              1996         1995
================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................................   $  11,958    $  12,768
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................................       6,259        6,098
     Provision for losses on loans, leases, real estate acquired in settlement
       of loans and investments in real estate and joint ventures ....................       5,808        7,750
     Net gains on sales of loans, investment securities, real estate and other assets       (6,088)      (2,409)
     Interest capitalized on loans (negative amortization) ...........................      (7,313)      (4,078)
     Federal Home Loan Bank dividends ................................................      (1,654)      (1,294)
   Net change in loans receivable - held for sale ....................................      (3,119)      (5,816)
   Other, net ........................................................................      23,695      (17,456)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ..................................      29,546       (4,437)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Maturities of U.S. Treasury and agency obligations ..............................        --         15,000
     Sales of investment securities available for sale ...............................     189,541         --
     Sales of mortgage-backed securities available for sale ..........................      16,900       21,372
     Sales of wholly owned real estate and real estate acquired in settlement of loans       4,241       24,791
   Purchase of:
     U.S. Treasury and agency obligations and other investment securities ............    (160,455)     (25,000)
     Mortgage-backed securities available for sale ...................................     (30,073)        --
     Loans receivable  held for investment ...........................................        --        (44,194)
     Mortgage loans under resale agreement ...........................................        --        (10,000)
   Loans receivable originated - held for investment (net of refinances of
     $64,768 and $32,034 at September 30, 1996 and 1995, respectively) ...............    (899,346)    (340,503)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities held to maturity and available for sale ..............................     553,196      331,716
   Net change in undisbursed loan funds ..............................................      14,172          288
   Investments in real estate and joint ventures held for investment .................      (2,490)        (721)
   Other, net ........................................................................      (5,354)      (6,947)
----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities ................................................    (319,668)     (34,198)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ..........................................................     125,170      249,676
   Net decrease in securities sold under agreements to repurchase ....................     (16,099)        --
   Proceeds from Federal Home Loan Bank advances .....................................     785,200      743,000
   Repayments of Federal Home Loan Bank advances .....................................    (608,768)    (941,805)
   Net decrease in other borrowings ..................................................      (2,417)     (16,880)
   Cash dividends ....................................................................      (6,111)      (5,820)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ............................................     276,975       28,171
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents ............................................     (13,147)     (10,464)
Cash and cash equivalents at beginning of year .......................................      65,830       60,851
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................   $  52,683    $  50,387
================================================================================================================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
         Interest ....................................................................   $ 154,774    $ 162,852
         Income taxes ................................................................      19,535        6,635
Supplemental disclosure of non-cash investing:
         Loans exchanged for mortgage-backed securities ..............................      11,915         --
         Real estate acquired in settlement of loans .................................      20,284       26,703
         Loans to facilitate the sale of real estate acquired in settlement of loans .      18,817        6,811
================================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of September 30, 1996, December 31, 1995 and September 30, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995, and changes in cash flows for the nine months ended September 30, 1996 and 1995. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (3) - NET INCOME (LOSS) PER SHARE

     Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period (16,972,905 in 1996 and 1995). No effect has been given to options outstanding under Downey's stock option plans as there was no material dilutive effect.

NOTE (4) - SAIF RECAPITALIZATION AND ASSOCIATED LEGISLATION

     Legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). To effect the recapitalization, all SAIF-insured institutions such as Downey Savings and Loan Association, F.A. are required to pay a one-time special assessment equal to 0.657% of deposits based upon deposit levels at March 31, 1995. For Downey, this one-time assessment is equal to $24.6 million or, on an after-tax basis, $14.0 million or $0.83 per share. The charge for this assessment was reflected in Downey's third quarter 1996 results and will be paid to the FDIC on November 27, 1996.

     The legislation provides that effective January 1, 1997, SAIF members will have the same risk-based deposit insurance assessment schedule as members of the Bank Insurance Fund ("BIF"). The FDIC has proposed an assessment schedule based upon the capital position and supervisory evaluation of institutions of 0 to 0.27% of deposits, which is below the current assessment schedule for SAIF-insured institutions of 0.23% to 0.31%. In addition to FDIC assessments, prior legislation provided the Financing Corporation ("FICO") and the Resolution Funding Corporation with assessment authority to fund their operations and to make required interest payments on their respective obligations. These assessments were only paid by SAIF-insured institutions and could not exceed and were subtracted from the amounts SAIF members paid to the FDIC for the funding of SAIF. With the recently enacted legislation, both BIF and SAIF members will now share in the cost of the FICO obligations. From 1997 through 1999, partial sharing will occur with pro-rata sharing to commence by January 1, 2000, or when the last savings association ceases to exist. The proposed January 1, 1997, FICO assessments are 0.064% for SAIF-insured institutions and 0.013% for BIF-insured institutions. Based upon the proposed deposit and FICO bond assessments, Downey expects that its deposit insurance expense will decline by approximately 70% in 1997. Based upon current deposit levels, Downey's on-going annual after-tax savings will approximate $3.7 million or $0.22 per share.

     Other components of the recently enacted legislation provide that (i) banking regulators are authorized to prevent SAIF-insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purpose of evading the SAIF premium; (ii) the BIF and SAIF insurance funds will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations (not including state-chartered savings banks) in existence on that date; and (iii) the Treasury Department is directed to report to Congress by March 31, 1997, with recommendations on a common charter for banks and savings institutions. In addition, the legislation provides certain regulatory relief with respect to lender liability and certain other matters.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

     Net income for the third quarter of 1996 totaled $7.6 million or $0.44 per share before an after-tax charge of $14.0 million or $0.83 per share for a one-time charge for a government-mandated industry-wide assessment to all institutions who are insured by the Federal Deposit Insurance Corporation as part of its Savings Association Insurance Fund ("SAIF"). Including this charge, Downey recorded a net loss of $6.5 million, or $0.39 per share. With the payment of this assessment, SAIF will be recapitalized and future deposit insurance premiums will be reduced by approximately 70%. Excluding the one-time assessment, third quarter net income would have been 40.8% higher than the $5.4 million or $0.31 per share earned in the third quarter of last year. For further information regarding the one-time SAIF assessment and the associated legislation, see "Note 4 of Notes to Financial Statements" on page 4.

     For the first nine months of 1996, net income amounted to $12.0 million or $0.70 per share, compared to $12.8 million or $0.75 per share earned in the same period of 1995. Excluding the one-time SAIF assessment, net income would have been $26.0 million or $1.53 per share, more than double the year-ago period.

     Net income, excluding the one-time SAIF assessment, increased between third quarters due to increases in net interest income and other income, and a decrease in the cost associated with the net operation of real estate acquired in settlement of loans. Net interest income increased $7.3 million or 26.5% due to a higher effective interest spread, while other income increased $2.1 million or 68.1% as all major categories were higher, especially income from real estate held for investment. The cost associated with the net operation of real estate acquired in settlement of loans declined by $0.6 million. Those positive factors were partially offset by increases of $2.3 million in provision for loan losses and $3.8 million in general and administrative expense. The increase in general and administrative expense primarily reflected expansion into new business activities.

     Due to the one-time SAIF assessment, the returns on average assets and equity were negative in the third quarter of 1996. Excluding the impact of that one-time assessment, the third quarter return on average assets would have been 0.63% and the return on average equity would have been 7.74%, with the returns for the first nine months of 1996 at 0.74% and 8.93%, respectively.

     At September 30, 1996, assets totaled $5.0 billion, up $270 million or 5.8% from a year ago. Single family loan originations totaled $392.5 million in the third quarter of 1996, up from $108.1 million in the third quarter of 1995 and $265.7 million in the second quarter of 1996. In addition to single family loans, $86.2 million of other loans were originated in the quarter including $56.9 million of automobile loans and $14.1 million of construction loans.

     Non-performing assets increased $4.6 million during the quarter to $67.5 million or 1.36% of total assets. The current quarter increase was primarily associated with one shopping center loan being placed on non-accrual status.

     Downey Financial Corp.'s primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 6.77% and a risk-based capital ratio of 12.93%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by the regulators.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $35.0 million in the third quarter of 1996, up $7.3 million or 26.5% from the same period last year. The improvement between third quarters reflected a higher effective interest spread and a 3.0% increase in average earning assets to $4.6 billion. The effective interest spread was 3.06% in the current quarter, up from 2.49% in the year-ago third quarter and 3.02% in the 1996 second quarter. The increase in the effective interest spread reflected several factors including a growing proportion of higher yielding automobile loans and a decline in rates on funding sources. For the first nine months of 1996, net interest income totaled $99.0 million, up $23.7 million or 31.4% from the same period a year ago.

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

                                                                        For the Three Months Ended
                                            ----------------------------------------------------------------------------
                                                      September 30, 1996                      September 30, 1995
                                            ----------------------------------------------------------------------------
                                                                         Average                                Average
                                             Average                      Yield/     Average                     Yield/
(Dollars In Thousands)                       Balance       Interest        Rate      Balance       Interest       Rate
========================================================================================================================
Interest-earning assets:
   Loans ................................   $4,310,663    $   83,994       7.79%    $4,173,565    $   78,210      7.50%
   Mortgage-backed securities ...........       67,432         1,102       6.54         55,990           970      6.93
   Investment securities ................      196,236         2,854       5.79        212,141         3,410      6.38
------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .....    4,574,331        87,950       7.69      4,441,696        82,590      7.44
Non-interest-earning assets .............      235,881                                 266,584
------------------------------------------------------------------------------------------------------------------------
      Total assets ......................   $4,810,212                              $4,708,280
========================================================================================================================
Interest-bearing liabilities:
   Deposits .............................   $3,866,111    $   45,452       4.68%    $3,802,413    $   47,415      4.95%
   Borrowings ...........................      502,795         7,463       5.90        469,768         7,472      6.31
------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities     4,368,906        52,915       4.82      4,272,181        54,887      5.10
Non-interest-bearing liabilities ........       50,054                                  64,347
Stockholders' equity ....................      391,252                                 371,752
------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
         equity .........................   $4,810,212                              $4,708,280
========================================================================================================================
Net interest income/interest rate spread                  $   35,035       2.87%                  $   27,703      2.34%
Excess of interest-earning assets over
   interest-bearing liabilities .........   $  205,425                              $  169,515
Effective interest rate spread ..........                                  3.06%                                  2.49%
========================================================================================================================

                                                                       For the Nine Months Ended
                                            ----------------------------------------------------------------------------
                                                      September 30, 1996                      September 30, 1995
                                            ----------------------------------------------------------------------------
                                                                         Average                                Average
                                             Average                      Yield/     Average                     Yield/
                                             Balance       Interest        Rate      Balance       Interest       Rate
========================================================================================================================
Interest-earning assets:
   Loans ................................   $4,173,001    $  240,856       7.70%    $4,191,035    $  222,597      7.08%
   Mortgage-backed securities ...........       65,565         3,265       6.64         67,234         3,398      6.74
   Investment securities ................      221,296         9,317       5.62        214,991        10,241      6.37
------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .....    4,459,862       253,438       7.58      4,473,260       236,236      7.04
Non-interest-earning assets .............      236,769                                 263,072
------------------------------------------------------------------------------------------------------------------------
      Total assets ......................   $4,696,631                              $4,736,332
========================================================================================================================
Interest-bearing liabilities:
   Deposits .............................   $3,843,457    $  135,762       4.72%    $3,750,430    $  134,358      4.79%
   Borrowings ...........................      417,949        18,639       5.96        550,906        26,529      6.44
------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities     4,261,406       154,401       4.84      4,301,336       160,887      4.99
Non-interest-bearing liabilities ........       46,943                                  66,213
Stockholders' equity ....................      388,282                                 368,783
------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
         equity .........................   $4,696,631                              $4,736,332
========================================================================================================================
Net interest income/interest rate spread                  $   99,037       2.74%                  $   75,349      2.05%
Excess of interest-earning assets over
   interest-bearing liabilities .........   $  198,456                              $  171,924
Effective interest rate spread ..........                                  2.96%                                  2.25%
========================================================================================================================

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

                                             Three Months Ended                               Nine Months Ended
                                ----------------------------------------------  ----------------------------------------------
                                 September 30, 1996 versus September 30, 1995    September 30, 1996 versus September 30, 1995
                                              Changes Due To                                  Changes Due To
                                ----------------------------------------------  ----------------------------------------------
                                                        Rate/                                           Rate/
(In Thousands)                   Volume       Rate      Volume      Net          Volume       Rate      Volume      Net
==============================================================================================================================
Interest income:
   Loans ....................   $  2,569    $  3,113    $    102    $  5,784    $   (958)   $ 19,300    $    (83)   $ 18,259
   Mortgage-backed securities        198         (55)        (11)        132         (84)        (50)          1        (133)
   Investment securities ....       (265)       (315)         24        (556)        310      (1,199)        (35)       (924)
----------------------------------------------------------------------------------------------------------------------------
     Total interest income ..      2,502       2,743         115       5,360        (732)     18,051        (117)     17,202
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits .................        662      (2,582)        (43)     (1,963)      3,460      (2,006)        (50)      1,404
   Borrowings ...............        438        (626)        179          (9)     (6,375)     (1,985)        470      (7,890)
----------------------------------------------------------------------------------------------------------------------------
     Total interest expense .      1,100      (3,208)        136      (1,972)     (2,915)     (3,991)        420      (6,486)
----------------------------------------------------------------------------------------------------------------------------
Change in net interest income   $  1,402    $  5,951    $    (21)   $  7,332    $  2,183    $ 22,042    $   (537)   $ 23,688
==============================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $4.1 million in the current quarter, up from $1.8 million in the year-ago quarter. For the first nine months of 1996, provision for loan losses totaled $7.5 million compared to $7.7 million in the year-ago period. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 20.

OTHER INCOME

     Total other income was $5.2 million in the third quarter of 1996, up $2.1 million from the year-ago quarter. The increase was spread throughout all major categories of other income, with the largest increases occurring in income from real estate held for investment, up $1.3 million, loan and deposit related fees, up $0.5 million, and net gains on sales of loans and mortgage-backed securities, up $0.2 million. For the first nine months of 1996, total other income was $19.0 million, up $5.4 million from the year-ago period.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations.

                                                                                Three Months Ended
                                                        ---------------------------------------------------------------
                                                        September 30, June 30,    March 31,  December 31, September 30,
(In Thousands)                                              1996        1996       1996         1995           1995
=======================================================================================================================
Operations, net:
   Rental operations, net of expenses .................   $   721     $   285     $   853      $   867       $ 1,033
   Equity in net income (loss) and interest from joint
     venture advances .................................       458         243         (74)         119          (320)
-----------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................     1,179         528         779          986           713
Net gains (losses) on sales of wholly owned real estate        38          (9)        (19)       2,333            (2)
Recovery for losses on real estate and joint ventures .       849         382       1,470        1,104            50
-----------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations   $ 2,066     $   901     $ 2,230      $ 4,423       $   761
=======================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $47.5 million in the third quarter of which $24.6 million represented the previously mentioned one-time SAIF assessment. Excluding that assessment, operating expense would have totaled $22.8 million, up $3.2 million from a year ago. The increase was explained by higher general and administrative costs, as the costs associated with the net operation of real estate acquired in settlement of loans declined by $0.6 million. The $3.8 million increase in general and administrative costs was primarily associated with expansion into supermarket banking, auto finance and commercial banking as well as increased single family lending volumes. For the first nine months of 1996, operating expenses totaled $89.5 million, compared to $59.1 million in the same period of 1995.

PROVISION FOR INCOME TAXES

     An income tax benefit of $4.9 million was recorded in the third quarter due to the pre-tax loss attributable to the one-time SAIF assessment. This compares to income taxes of $4.0 million for the like quarter of a year ago. For the first nine months of 1996, the effective tax rate was 43.1% compared to 42.4% in the same period of 1995.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $260.7 million during the third quarter to a total of $4.5 billion, or 91.2% of assets, at September 30, 1996. This increase primarily reflected increases of $214.4 million in the residential one-to-four unit loan portfolio held for investment and $39.8 million in automobile loans.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                           Three Months Ended
                                           -----------------------------------------------------------------
                                           September 30,   June 30,  March 31,   December 31,  September 30,
(In Thousands)                                 1996          1996       1996         1995          1995
============================================================================================================
Loans originated for investment:
   Residential - one-to-four ARMs ........   $359,816      $222,270   $113,984     $109,080      $ 73,830
   Residential - one-to-four fixed (1) ...      7,859        12,794      7,831        4,861         4,357
   Other .................................     86,223       112,294     59,860       57,516        35,039
------------------------------------------------------------------------------------------------------------
     Total loans originated for investment    453,898       347,358    181,675      171,457       113,226
Loans originated for sale (primarily
   residential - fixed) ..................     24,826        30,644     67,502       48,027        29,881
------------------------------------------------------------------------------------------------------------
   Total loans originated ................   $478,724      $378,002   $249,177     $219,484      $143,107
============================================================================================================

(1) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines.

     Originations of one-to-four unit residential loans totaled $392.5 million in the third quarter of 1996, of which $367.7 million were for portfolio and $24.8 million were for sale. This was 48% higher than the $265.7 million originated in the second quarter of 1996, and more than triple the $108.1 million originated in the year-ago quarter. During the current quarter, 36% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 5%). This is down from both 40% (existing Downey loans were 8%) during the previous quarter and 46% (existing Downey loans were 15%) in the year-ago third quarter. In addition to single family loans, $86.2 million of other loans were originated in the quarter including $56.9 million of automobile loans and $14.1 million of construction loans.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortages ("ARMs") tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At September 30, 1996, $1.6 billion of the ARMs in Downey's loan portfolio were subject to negative amortization of which $12.6 million, or less than 1%, represented the amount of negative amortization added to the unpaid loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans originated. Sales of loans and mortgage-backed securities originated by Downey were $25.1 million for the third quarter of 1996, compared to $43.6 million in the previous quarter and $28.6 million for the third quarter of 1995. All were secured by residential one-to-four unit property.

     At September 30, 1996, Downey had commitments to fund loans amounting to $139.8 million, undrawn lines of credit of $71.6 million, loans in process of $43.7 million and no letters of credit. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities Downey held for investment and held for sale.

                                                                                   Three Months Ended
                                                                 -------------------------------------------------------------------
                                                                 September 30,    June 30,     March 31,   December 31, September30,
(In Thousands)                                                        1996          1996          1996         1995         1995
====================================================================================================================================
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
    Residential:
      One-to-four units:
       Adjustable ..............................................   $ 359,816      $ 222,270    $  94,120    $  97,234    $  73,830
       Adjustable - fixed for first three or five years ........        --             --         19,864       11,846         --
------------------------------------------------------------------------------------------------------------------------------------
         Total adjustable ......................................     359,816        222,270      113,984      109,080       73,830
       Fixed ...................................................       7,859         12,794        7,831        4,861        4,357
      Five or more units:
       Adjustable ..............................................       6,375          4,641        6,393         --           --
       Fixed ...................................................         105           --          2,148          270          149
------------------------------------------------------------------------------------------------------------------------------------
         Total residential .....................................     374,155        239,705      130,356      114,211       78,336
    Commercial real estate .....................................        --             --             57        5,509          457
    Construction ...............................................      14,065         27,630       14,110       15,078        8,053
    Land .......................................................        --           10,468         --         12,906         --
   Non-mortgage:
    Commercial - secured .......................................       5,309          1,536         --           --           --
    Commercial - unsecured .....................................        --             --          1,400        1,000         --
    Automobile .................................................      56,863         63,968       33,421       19,275       22,873
    Other consumer .............................................       3,506          4,051        2,331        3,478        3,507
------------------------------------------------------------------------------------------------------------------------------------
         Total loans originated ................................     453,898        347,358      181,675      171,457      113,226
Loan repayments ................................................    (183,629)      (205,617)    (216,406)    (183,292)    (164,139)
Other net changes (1) ..........................................      (5,834)       (26,539)      (3,528)     (24,603)     (13,195)
------------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for investment .......     264,435        115,202      (38,259)     (36,438)     (64,108)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities held to maturity, net:
    Repayments .................................................        --             --           --         (1,695)      (1,317)
    Mortgage-backed securities transferred to available for sale        --             --           --        (33,555)        --
------------------------------------------------------------------------------------------------------------------------------------
      Net decrease in mortgage-backed securities, net ..........        --             --           --        (35,250)      (1,317)
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
        securities held for investment .........................     264,435        115,202      (38,259)     (71,688)     (65,425)
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
   Residential, one-to-four units:
    Originated whole loans .....................................      24,826         30,644       67,502       48,027       29,881
    Loans transferred from the investment portfolio ............         170            250        1,215         --           --
    Originated whole loans sold ................................     (20,077)       (36,708)     (62,180)     (41,329)     (28,554)
    Loans exchanged for mortgage-backed securities .............      (5,035)        (6,880)        --           --           --
    Other net changes ..........................................          (5)            31          (63)          (7)          (2)
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans held for sale ...........        (121)       (12,663)       6,474        6,691        1,325
------------------------------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities, net:
    Purchased ..................................................       4,705           --         25,368         --           --
    Loans exchanged for mortgage-backed securities .............       5,035          6,880         --           --           --
    Transfer from mortgage-backed securities held to maturity ..        --             --           --         33,555         --
    Sold .......................................................      (9,660)        (6,880)        --           --           --
    Repayments .................................................      (3,794)        (4,176)      (4,342)      (2,086)      (1,159)
    Other net changes ..........................................          89           (714)        (709)       1,439          121
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in mortgage-backed securities
        available for sale .....................................      (3,625)        (4,890)      20,317       32,908       (1,038)
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale ........      (3,746)       (17,553)      26,791       39,599          287
------------------------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and
      mortgage-backed securities ...............................   $ 260,689      $  97,649    $ (11,468)   $ (32,089)   $ (65,138)
====================================================================================================================================

(1) Primarily includes borrowings against and repayments of construction loans and lines of credit, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios held for investment, and held for sale by type of loan at the dates indicated.

                                                             September 30,    June 30,       March 31,   December 31,  September 30,
(In Thousands)                                                   1996           1996           1996          1995          1995
====================================================================================================================================
INVESTMENT PORTFOLIO:
   Loans secured by real estate:
     Residential:
        One-to-four units:
          Adjustable ........................................   $3,684,668    $3,470,064    $3,413,503    $3,486,774    $3,536,084
          Fixed .............................................      173,474       173,651       169,057       169,738       174,943
------------------------------------------------------------------------------------------------------------------------------------
            Total one-to-four units .........................    3,858,142     3,643,715     3,582,560     3,656,512     3,711,027
        Five or more units:
          Adjustable ........................................       54,737        48,518        50,245        44,438        46,757
          Fixed .............................................       14,116        14,130        14,897        12,883        14,680
     Commercial real estate:
          Adjustable ........................................      161,690       162,809       163,737       170,498       169,821
          Fixed .............................................      101,121       101,996       103,021       100,085       104,133
     Construction ...........................................       62,651        56,341        37,066        28,593        16,215
     Land ...................................................       23,260        26,840        18,782        21,867         9,285
   Non-mortgage:
     Commercial:
        Secured .............................................        7,093         1,786           250           250           250
        Unsecured ...........................................       12,076        11,469        13,896        12,614        12,117
     Consumer:
        Automobile ..........................................      174,628       134,829        82,093        56,127        41,690
        Other consumer ......................................       46,755        47,543        48,405        50,945        51,771
------------------------------------------------------------------------------------------------------------------------------------
          Total loans held for investment ...................    4,516,269     4,249,976     4,114,952     4,154,812     4,177,746
   Less:
     Undisbursed loan funds .................................      (50,052)      (48,681)      (28,865)      (29,942)      (16,704)
     Unearned fees and discounts ............................        9,778         7,741         7,389         7,412         7,610
     Allowance for estimated loss ...........................      (30,278)      (27,754)      (27,396)      (27,943)      (27,875)
------------------------------------------------------------------------------------------------------------------------------------
          Total loans held for investment, net ..............    4,445,717     4,181,282     4,066,080     4,104,339     4,140,777
------------------------------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities held to maturity, net:
     Adjustable .............................................         --            --            --            --          17,872
     Fixed ..................................................         --            --            --            --          17,378
------------------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities held to maturity, net     --            --            --            --          35,250
------------------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities held
          for investment ....................................    4,445,717     4,181,282     4,066,080     4,104,339     4,176,027
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
   Loans held for sale (all one-to-four units):
     Adjustable .............................................        2,109         3,243         1,028           238          --
     Fixed ..................................................        4,640         3,627        18,505        12,821         6,368
------------------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale ...........................        6,749         6,870        19,533        13,059         6,368
------------------------------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities available for sale:
     Adjustable .............................................       24,967        27,247        30,579        34,355        19,168
     Fixed ..................................................       38,911        40,256        41,814        17,721          --
-----------------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities available for sale..       63,878        67,503        72,393        52,076        19,168
------------------------------------------------------------------------------------------------------------------------------------
            Total loans and mortgage-backed securities
               held for sale and available for sale .........       70,627        74,373        91,926        65,135        25,536
------------------------------------------------------------------------------------------------------------------------------------
            Total loans and mortgage-backed securities ......  $ 4,516,344   $ 4,255,655   $ 4,158,006   $ 4,169,474   $ 4,201,563
====================================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At September 30, 1996, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at September 30, 1996, reflect an unrealized loss of $0.4 million. The current quarter-end unrealized loss, less the associated tax effect of $0.2 million, is reflected as a separate component of stockholders' equity until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $44.6 million at September 30, 1996, compared to $42.3 million at December 31, 1995, and $53.2 million at September 30, 1995.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.

                                                          Three Months Ended
                                 -------------------------------------------------------------------
                                 September 30,    June 30,    March 31,  December 31,  September 30,
(In Thousands)                       1996           1996        1996        1995           1995
====================================================================================================
Balance at beginning of period     $ 32,185      $ 32,868    $ 34,338     $ 35,442       $ 35,492
Provision ....................         (849)         (382)     (1,470)      (1,104)           (50)
Charge-offs ..................          (54)         (301)       --           --             --
Recoveries ...................           34          --          --           --             --
---------------------------------------------------------------------------------------------------
Balance at end of period .....     $ 31,316      $ 32,185    $ 32,868     $ 34,338       $ 35,442
===================================================================================================

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

                                                       Three Months Ended
                                 ----------------------------------------------------------------
                                 September 30,  June 30,   March 31,  December 31,  September 30,
(In Thousands)                       1996         1996       1996         1995          1995
=================================================================================================
Balance at beginning of period     $   971      $ 1,224    $ 1,217     $ 1,031        $   804
Provision ....................         278            4        754         426            771
Charge-offs ..................        (117)        (257)      (747)       (240)          (544)
Recoveries ...................        --           --         --          --             --
----------------------------------------------------------------------------------------------
Balance at end of period .....     $ 1,132      $   971    $ 1,224     $ 1,217        $ 1,031
==============================================================================================

DEPOSITS

     At September 30, 1996, deposits totaled $3.9 billion, up 2.8% from a year ago. Branch generated deposits increased $263 million or 7.2%, while all remaining Wall Street generated deposits matured and were not renewed. The increase between third quarters was in regular passbook and certificates of deposit, and to a lesser extent, checking accounts. The increase in these accounts, however, was tempered by a decline in the level of money market accounts. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                   September 30, 1996       June 30, 1996          March 31, 1996       December 31, 1995      September 30, 1995
                  ------------------------------------------------------------------------------------------------------------------
                  Weighted              Weighted                Weighted               Weighted               Weighted
(Dollars in        Average               Average                 Average                Average                Average
Thousands)          Rate        Amount     Rate       Amount      Rate        Amount     Rate       Amount      Rate       Amount
====================================================================================================================================
Regular passbook .. 2.89%    $  414,793    2.76%    $  411,573    2.65%    $  399,198    2.59%    $  387,986    2.48%    $  375,474
Money market ...... 2.52        101,999    2.39        105,649    2.30        113,103    2.30        119,891    2.30        120,781
accounts
Checking accounts . 0.73        300,830    0.74        299,057    0.72        316,109    0.76        297,014    0.81        291,593
Certificates of
deposit:
   Less than 3.00%  2.70         43,870    2.71         48,088    2.77         50,460    2.82         57,786    2.83         66,454
   3.00-3.49 ...... 3.07          1,085    3.06            695    3.16            974    3.21          1,392    3.28          2,446
   3.50-3.99 ...... 3.97            102    3.95          1,360    3.81          4,081    3.75          7,781    3.85         14,530
   4.00-4.49 ...... 4.30         73,695    4.21         77,341    4.21         84,523    4.18         99,758    4.19        137,620
   4.50-4.99 ...... 4.85        347,265    4.85        437,075    4.86        319,664    4.88        262,065    4.81        236,352
   5.00-5.99 ...... 5.49      2,302,221    5.47      2,191,299    5.48      2,052,359    5.52      1,863,474    5.57      1,489,966
   6.00-6.99 ...... 6.30        295,178    6.39        235,150    6.46        480,486    6.46        596,803    6.37        957,526
   7.00-7.99 ...... 7.12         34,305    7.18         47,151    7.18         69,465    7.27         94,768    7.28        107,321
   8.00-8.99 ...... 8.50             48    8.22            107    8.18            236    8.31          1,245    8.22          6,759
   9.00 and greater  --            --       --            --       --            --      9.35            258    9.35            252
------------------------------------------------------------------------------------------------------------------------------------
   Total certificates
     of deposit ... 5.44      3,097,769    5.40      3,038,266    5.53      3,062,248    5.61      2,985,330    5.70      3,019,226
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits . 4.74%    $3,915,391    4.68%    $3,854,545    4.75%    $3,890,658    4.81%    $3,790,221    4.90%    $3,807,074
====================================================================================================================================

BORROWINGS

     During the 1996 third quarter, borrowings increased $166.0 million to $594.1 million, reflecting increases in FHLB advances and commercial paper. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                                              At Periods Ended
                                                 -----------------------------------------------------------------
                                                 September 30,  June 30,    March 31,  December 31,  September 30,
(Dollars in Thousands)                                1996        1996        1996          1995           1995
==================================================================================================================
FHLB advances ..................................   $397,147     $239,307    $181,137     $220,715      $212,995
Other borrowings:
   Reverse repurchase agreements ...............       --           --          --         16,099        38,400
   Commercial paper ............................    186,544      178,243     148,358      196,602       196,917
   Industrial revenue bonds ....................       --           --          --           --           6,420
   Real estate notes ...........................     10,443       10,560       2,721        2,802         4,359
------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $594,134     $428,110    $332,216     $436,218      $459,091
==================================================================================================================
Weighted average rate on borrowings during
   the period ..................................       5.90%        6.06%       5.92%        6.16%         6.31%
Total borrowings as a percentage of total assets      11.99         9.08        7.14         9.37          9.80
==================================================================================================================

ASSET/LIABILITY MANAGEMENT

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of September 30, 1996, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future
                                       15
prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                  Analysis of Repricing Mechanisms
                                                                Based Upon Estimates and Assumptions
                                                                        At September 30, 1996
                                          ------------------------------------------------------------------------------------------
                                               Rate       Total    Percent     Within 1      1 - 3      3 - 5     5 - 10      Over
(Dollars in Thousands)                          %        Balance   of Total      Year        Years      Years      Years      10
====================================================================================================================================
Interest-earning assets:
  Investment securities and
   Federal Home Loan Bank stock ......... (1)  6.11%   $  191,525    4.07%   $   60,922   $    --     $130,603   $   --     $   --
   Loans and mortgage-backed securities:
    Mortgage-backed securities .........       7.00        63,878    1.36        34,920      14,208      8,525      3,815      2,410
    Real estate - mortgage:
      Residential:
        ARM ............................  (2)  7.37     3,732,585   79.29     3,701,555      31,030       --         --         --
        Fixed ..........................  (2)  8.86       193,964    4.12        43,427      51,004     33,621     41,959     23,953
      Commercial .......................  (2)  8.65       261,876    5.56       186,185      30,120     17,900     27,671       --
      Construction .....................  (2)  9.53        28,331    0.60        28,331        --         --         --         --
    Consumer ...........................  (2) 11.13       217,246    4.61       102,321      74,863     40,062       --         --
    Commercial .........................  (2) 11.00        18,464    0.39        18,464        --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed
      securities .......................       7.71     4,516,344   95.93     4,115,203     201,225    100,108     73,445     26,363
------------------------------------------------------------------------------------------------------------------------------------
    Total ..............................       7.64%   $4,707,869  100.00    $4,176,125   $ 201,225   $230,711   $ 73,445   $ 26,363
====================================================================================================================================
Deposits and borrowings:
   Interest bearing deposits:
    Fixed maturity deposits ............   (3) 5.44     $3,097,769  68.69%   $2,711,687   $ 357,160   $ 28,555   $    367   $   --
    Money market accounts ..............   (4) 2.52        101,999   2.26       101,999        --         --         --         --
    Checking accounts ..................   (4) 1.00        220,991   4.90       220,991        --         --         --         --
    Passbook accounts ..................   (4) 2.89        414,780   9.20       414,780        --         --         --         --
    Non-interest bearing deposits ......       0.00         79,852   1.77        79,852        --         --         --         --
    Total deposits .....................       4.74      3,915,391  86.82     3,529,309     357,160     28,555        367       --
------------------------------------------------------------------------------------------------------------------------------------
   Borrowings ..........................       5.71        594,134  13.18       476,684      87,488     16,719     13,243       --
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits and borrowings ......       4.86%    $4,509,525 100.00%   $4,005,993   $ 444,648   $ 45,274   $ 13,610   $   --
====================================================================================================================================
Excess (short fall) of interest-earning assets
   over interest-bearing liabilities ...                $  198,344           $  170,132   $(243,423)  $185,437   $ 59,835   $ 26,363
Cumulative gap .........................                                        170,132     (73,291)   112,146    171,981    198,344
Cumulative gap - as a % of total assets:
   September 30, 1996 ..................                                          3.43%      (1.48)%     2.26%      3.47%      4.00%
   December 31, 1995 ...................                                          4.96        0.13       2.58       3.16       3.47
   September 30, 1995 ..................                                          3.89        1.17       3.25       3.97       4.34
====================================================================================================================================

(1)  Based upon contractual maturity.
(2) Based upon contractual maturity, repricing date, and projected repayments and prepayments of principal.
(3)  Based upon contractual maturity or repricing date.
(4)  Subject to immediate repricing.

     The one year gap at September 30, 1996, was a positive 3.43% (i.e., more interest-earning assets reprice within one year than interest-bearing liabilities). This compares to a positive one year gap of 2.39% at June 30, 1996, 4.96% at December 31, 1995 and 3.89% at September 30, 1995. Downey's strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended September 30, 1996, Downey originated and purchased for investment $940 million of adjustable rate loans and mortgage-backed securities which represented approximately 81% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At September 30, 1996, 98% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from June 30, 1996, but down slightly from 99% at both December 31, 1995 and September 30,
1995. At September 30, 1996, loans and mortgage-backed securities with adjustable interest rates represented 89% of Downey's loans and mortgage-backed securities portfolios. During the third quarter of 1996, Downey continued to offer residential fixed-rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed-rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed-rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At September 30, 1996, $4.3 billion or 94% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans and loans with a due date of five years or less, compared to $4.0 billion or 93%, $4.0 billion or 95%, $4.0 billion or 96%, at June 30, 1996, December 31, 1995, and September 30, 1995, respectively.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                                  September 30,  June 30,  March 31,  December 31,  September 30,
                                                       1996        1996      1996        1995           1995
=================================================================================================================
Weighted average yield:
   Loan and mortgage-backed securities portfolio      7.71%        7.76%     7.70%       7.67%          7.56%
   Investment securities .......................      6.11         5.77      5.79        6.29           6.30
-----------------------------------------------------------------------------------------------------------------
   Earning assets yield ........................      7.64         7.67      7.60        7.60           7.50
-----------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Savings deposits ............................      4.74         4.68      4.75        4.81           4.90
   Borrowings:
      FHLB advances ............................      5.76         5.77      6.01        6.07           6.15
      Other borrowings .........................      5.61         5.53      5.49        5.62           5.82
-----------------------------------------------------------------------------------------------------------------
   Combined borrowings .........................      5.71         5.67      5.77        5.84           5.97
-----------------------------------------------------------------------------------------------------------------
   Combined funds ..............................      4.86         4.77      4.83        4.92           5.01
-----------------------------------------------------------------------------------------------------------------
Interest rate spread ...........................      2.78%        2.90%     2.77%       2.68%          2.49%
=================================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios decreased during the third quarter from 7.76% at June 30, 1996 to 7.71% at September 30, 1996, but was higher than 7.67% at December 31, 1995, and 7.56% at September 30, 1995. At September 30, 1996, the single family ARM portfolio, including mortgage-backed securities, totaled $3.7 billion with a weighted average rate of 7.37%, compared to $3.5 billion with a weighted average rate of 7.46% at June 30, 1996, $3.5 billion with a weighted average rate of 7.51% at December 31, 1995, and $3.6 billion with a weighted average rate of 7.38% at September 30, 1995.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets increased during the quarter by $4.6 million to $67.5 million at September 30, 1996, or 1.36% of total assets. The current quarter increase was primarily associated with one shopping center loan being placed on non-accrual status. All of Downey's non-performing assets at September 30, 1996, were located in California, with the exception of one property acquired in settlement of a loan located in Arizona.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                     September 30,  June 30,  March 31,  December 31,  September 30,
(Dollars in Thousands)                                   1996         1996      1996        1995           1995
====================================================================================================================
Non-accrual loans:
   One-to-four unit residential .....................   $26,613     $26,034    $24,551     $25,587        $26,429
   Other ............................................    24,097      21,146     50,259      52,754         55,684
--------------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    50,710      47,180     74,810      78,341         82,113
Real estate acquired in settlement of loans, net (1)     16,332      15,452     19,454      18,854         15,876
Repossessed automobiles .............................       433         232        239        --             --
--------------------------------------------------------------------------------------------------------------------
Gross non-performing assets .........................   $67,475     $62,864    $94,503     $97,195        $97,989
====================================================================================================================
Allowance for loan losses (2) .......................   $30,278     $27,754    $27,396     $27,943        $27,924
Non-performing assets as a percentage of total assets      1.36%       1.33%      2.03%       2.09%          2.09%
====================================================================================================================

(1) Excludes real estate acquired in settlement of loans covered under the Butterfield Assistance Agreement at September 30, 1995.
(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans. Included, however, are valuation allowances of $49,000 at September 30, 1995, relating to a mortgage-backed security in the held to maturity portfolio.

     At September 30, 1996, the recorded investment in loans for which impairment has been recognized totaled $48.5 million, all but $28.0 million of which were on non-accrual status. The total allowance for possible losses related to such loans was $5.8 million. During the third quarter of 1996, total interest recognized on the impaired loan portfolio was $1.4 million.

Delinquent Loans

     During the 1996 third quarter, total delinquencies increased $1.3 million or 2.7%. However, as a percent of loans, delinquencies declined from 1.10% at June 30, 1996 to 1.07% at September 30, 1996. The dollar increase during the quarter occurred primarily in the commercial real estate loan category. Overall, the 30-59 days category increased $3.2 million, partially offset by decreases in the 60-89 and 90+ day categories of $2.3 million and $0.3 million, respectively.

     The following table sets forth the amounts of Downey's past due loans at the dates indicated.

                                                      September 30, 1996                          June 30, 1996
                                            ----------------------------------------    ----------------------------------------
                                              30-59      60-89      90+                  30-59      60-89       90+
(Dollars in Thousands)                        Days       Days     Days (1)     Total      Days       Days     Days (1)    Total
================================================================================================================================
Loans secured by real estate:
Residential:
   One-to-four units ....................   $15,294    $ 5,579    $21,569    $42,442    $14,076    $ 7,544    $21,122    $42,742
   Five or more units ...................      --         --         --         --         --         --         --         --
Commercial ..............................     1,767       --        1,926      3,693       --         --        2,056      2,056
Construction ............................      --         --         --         --         --         --         --         --
Land ....................................      --         --         --         --         --         --         --         --
--------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans ..............    17,061      5,579     23,495     46,135     14,076      7,544     23,178     44,798
Non-mortgage:
   Commercial ...........................      --         --         --         --         --         --          115        115
   Consumer:
     Automobile .........................     1,037        177        224      1,438        945        147        134      1,226
     Other consumer .....................       258         88        266        612        160        403        215        778
--------------------------------------------------------------------------------------------------------------------------------
     Total loans ........................   $18,356    $ 5,844    $23,985    $48,185    $15,181    $ 8,094    $23,642    $46,917
================================================================================================================================
   Delinquencies as a percentage of total
      loans .............................      0.41%      0.13%      0.53%      1.07%      0.36%      0.19%      0.56%      1.10%
================================================================================================================================

                                                        March 31, 1996                          December 31, 1995
                                            ---------------------------------------- ----------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units ....................   $15,767    $ 8,093    $20,038    $43,898    $14,047    $ 6,645    $22,303    $42,995
   Five or more units ...................       107       --         --          107         89       --          447        536
Commercial ..............................      --         --        2,056      2,056       --         --       30,675     30,675
Construction ............................      --         --         --         --         --         --         --         --
Land ....................................      --         --         --         --         --         --        6,516      6,516
--------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans ..............    15,874      8,093     22,094     46,061     14,136      6,645     59,941     80,722
Non-mortgage:
   Commercial ...........................      --         --          115        115       --         --          115        115
   Consumer:
     Automobile .........................       355        226        190        771        667        249        540      1,456
     Other consumer .....................        90        123        195        408        257        410        170        837
--------------------------------------------------------------------------------------------------------------------------------
     Total loans ........................   $16,319    $ 8,442    $22,594    $47,355    $15,060    $ 7,304    $60,766    $83,130
================================================================================================================================
   Delinquencies as a percentage of total
      loans .............................      0.39%      0.20%      0.54%      1.14%      0.36%      0.18%      1.46%      1.99%
================================================================================================================================

                                                       September 30, 1995
                                            ----------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units ....................   $14,562    $ 7,004    $22,084    $43,650
   Five or more units ...................     2,400       --         --        2,400
Commercial ..............................     1,946       --       29,592     31,538
Construction ............................      --         --         --         --
Land ....................................     6,516       --         --        6,516
-------------------------------------------------------------------------------------
   Total real estate loans ..............    25,424      7,004     51,676     84,104
Non-mortgage:
   Commercial ...........................       115       --         --          115
   Consumer:
     Automobile .........................       900        105         22      1,027
     Other consumer .....................       355         63        258        676
-------------------------------------------------------------------------------------
     Total loans ........................   $26,794    $ 7,172    $51,956    $85,922
=====================================================================================
   Delinquencies as a percentage of total
      loans .............................      0.64%      0.17%      1.24%      2.05%
=====================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets (including loans) were $63.2 million, $61.4 million, $64.1 million, and $65.0 million, at September 30, 1996, June 30, 1996, December 31, 1995, and September 30, 1995, respectively. For information on valuation allowances associated with investments in real estate and joint ventures, see "Investments in Real Estate and Joint Ventures" on page 14.

     The total allowance for possible loan losses was $30.3 million at September 30, 1996, compared to $27.8 million at June 30, 1996, and $27.9 million at both December 31, 1995 and September 30, 1995. Included in the current quarter-end total allowance of $30.3 million was $27.5 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.6 million in the 1996 third quarter, compared to $2.9 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.9 million associated with one-to-four unit residential properties and $0.5 million associated with automobile loans.

     The changes in the total valuation allowance for loan losses, including mortgage-backed securities held to maturity, are as follows:

                                                      Three Months Ended
                                ---------------------------------------------------------------
                                September 30,  June 30,  March 31,  December 31,  September 30,
(In Thousands)                      1996         1996      1996        1995           1995
===============================================================================================
Balance at beginning of period     $27,754     $27,396    $27,943     $27,924       $29,028
Provision ....................       4,092       2,200      1,171       1,596         1,805
Charge-offs ..................      (1,657)     (2,059)    (1,763)     (1,580)       (3,003)
Recoveries ...................          89         217         45           3            94
-----------------------------------------------------------------------------------------------
Balance at end of period (1) .     $30,278     $27,754    $27,396     $27,943       $27,924
===============================================================================================

(1) Includes valuation allowances of $49,000 at September 30, 1995, relating to a mortgage-backed security in the held to maturity portfolio which was charged-off in December 1995.

     The  following  table  indicates  the  allocation  of the  total  valuation
allowance  for  loan  losses,  including  mortgage-backed   securities  held  to
maturity, to the various categories of loans, for the dates indicated.

                                        September 30, 1996                   June 30, 1996                    March 31, 1996
                                 --------------------------------- ---------------------------------- ------------------------------
                                               Gross     Allowance                Gross     Allowance             Gross    Allowance
                                               Loan     Percentage               Loan      Percentage             Loan    Percentage
                                             Portfolio   to Loan               Portfolio    to Loan              Portfolio  to Loan
(Dollars in Thousands)           Allowance    Balance    Balance   Allowance   Balance     Balance    Allowance   Balance   Balance
====================================================================================================================================
Loans secured by real estate:
   Residential:
     One-to-four units ........  $12,679    $3,858,142    0.33%    $12,212    $3,643,715    0.34%     $12,079    $3,582,560    0.34%
     Five or more units .......      583        68,853    0.85         542        62,648    0.87          836        65,142    1.28
   Commercial .................    8,307       262,811    3.16       6,864       264,805    2.59        7,577       266,758    2.84
   Construction ...............      727        62,651    1.16         654        56,341    1.16          433        37,066    1.17
   Land .......................      495        23,260    2.13         785        26,840    2.92          776        18,782    4.13
Commercial non-mortgage:
     Secured ..................       71         7,093    1.00          18         1,786    1.00            3           250    1.00
     Unsecured ................      137        12,076    1.13         245        11,469    2.14          269        13,896    1.94
Consumer and other:
     Automobile ...............    3,681       174,628    2.11       2,762       134,829    2.05        1,695        82,093    2.06
     Other consumer ...........      798        46,755    1.71         872        47,543    1.83          928        48,405    1.92
Mortgage-backed securities held
   to maturity ................     --            --       --         --            --       --          --            --       --
Not specifically allocated ....    2,800          --       --        2,800          --       --         2,800          --       --
------------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
      investment and
      mortgage-backed
      securities held to
      maturity                   $30,278    $4,516,269    0.67%    $27,754    $4,249,976    0.65%     $27,396    $4,114,952    0.67%
====================================================================================================================================

                                        December 31, 1995                September 30, 1995
                                 ------------------------------ ----------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ........  $12,254    $3,656,512    0.34%    $12,925    $3,711,027    0.35%
     Five or more units .......      895        57,321    1.56         963        61,437    1.57
   Commercial .................    8,456       270,583    3.13       7,806       273,954    2.85
   Construction ...............      335        28,593    1.17         193        16,215    1.19
   Land .......................      973        21,867    4.45         814         9,285    8.77
Commercial non-mortgage:
     Secured ..................        3           250    1.00           3           250    1.00
     Unsecured ................      256        12,614    2.03         573        12,117    4.73
Consumer and other:
     Automobile ...............      849        56,127    1.51         636        41,690    1.53
     Other consumer ...........    1,122        50,945    2.20       1,162        51,771    2.24
Mortgage-backed securities held
   to maturity (1) ............     --            --       --           49        35,250    0.14
Not specifically allocated ....    2,800          --       --        2,800          --       --
--------------------------------------------------------------------------------------------------
     Total loans held for
      investment and
      mortgage-backed
      securities held to
      maturity                   $27,943    $4,154,812    0.67%    $27,924    $4,212,996    0.66%
==================================================================================================

(1) At June 30, 1994, the Bank established a general valuation allowance related to a mortgage-backed security in its held to maturity portfolio, against which a charge-off was recorded during the 1995 fourth quarter, thereby eliminating the allowance.

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the third quarter of 1996 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities of $166.8 million, and net increases in FHLB advances of $157.8 million and in deposits of $60.8 million.

     These funds were used primarily to originate loans held for investment of $428.1 million (net of Downey refinances of $20.6 million) and purchase mortgage-backed securities of $4.7 million.

     Loan repayments continued to represent a major source of funds, totaling $183.6 million in the 1996 third quarter. This level was below the $205.6 million in the previous quarter, but above the $164.1 million in the 1995 third quarter.

     At September 30, 1996, the Bank's ratio of regulatory liquidity was 5.12%, compared to 5.03% at December 31, 1995, and 5.06% at September 30, 1995. The ratio remains above the regulatory minimum of 5%.

     Stockholders' equity totaled $383.6 million at September 30, 1996, compared to $384.1 million at December 31, 1995, and $373.9 million at September 30, 1995.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of September 30, 1996. The core and tangible capital ratios were 6.77% and the risk-based capital ratio was 12.93%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation.

     In a real estate joint venture relationship involving four shopping centers with aggregate assets of $42.2 million, DSL Service Company, a wholly owned subsidiary of the Bank, and its joint venture partners agreed in July 1996 to sell the real estate assets prior to year-end 1996 or legal ownership will revert solely to DSL Service Company. These shopping center assets are currently joint ventures for legal purposes; however, DSL Service Company could acquire operating control and management of these shopping centers if the sale does not take place. In such an event, Downey would begin to report these assets as wholly owned for financial reporting purposes. Two of the shopping centers are currently financed, in part, by secured notes from the Bank in the amount of $29.8 million and $1.2 million, respectively. These secured notes would become part of the Bank's investment in DSL Service Company and would be deducted from capital when calculating regulatory capital ratios until such time as the notes are repaid. Based on September 30, 1996 data, such a deduction from capital would reduce the Bank's tangible and core capital ratios to 6.18% from 6.77% and the risk-based capital ratio to 11.95% from 12.93%, in all cases still above the "well capitalized" standards.

                                                        Tangible Capital      Core Capital        Risk-Based Capital
                                                      -------------------  -------------------  ---------------------
(Dollars in Thousands)                                  Amount      Ratio    Amount    Ratio       Amount    Ratio
=====================================================================================================================
Stockholder's Equity ..............................   $ 374,962            $ 374,962            $ 374,962
Adjustments:
Deductions:
   Investment in subsidiary primarily real estate .     (42,406)             (42,406)             (42,406)
   Non-supervisory goodwill .......................      (5,717)              (5,717)              (5,717)
   Core deposit premium ...........................        (590)                (590)                (590)
   Non-permitted mortgage servicing rights ........        (107)                (107)                (107)
Additions:
   Unrealized loss on securities available for sale       2,780                2,780                 2,780
   General loss allowance - Investment in DSL .....       2,327                2,327                 2,327
   Loan and lease general valuation allowances (1)         --                   --                  27,485
---------------------------------------------------------------------------------------------------------------------
Regulatory capital ................................     331,249    6.77%     331,249    6.77%      358,734    12.93%
Well capitalized requirement ......................      73,393    1.50 (2)  244,645    5.00       277,411    10.00 (3)
---------------------------------------------------------------------------------------------------------------------
Excess ............................................   $ 257,856    5.27%$     86,604    1.77%    $  81,323     2.93%
=====================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.94%.

RECENT DEVELOPMENTS

Sale of Annuities

     Effective the end of third quarter 1996, Downey ceased selling annuity insurance products to customers. After offering the program for a year, it was determined that there was not sufficient customer interest to continue the program.

Current Accounting Issues

     In June, 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125").

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

Stock Split Effected in the Form of a Dividend

     To enhance the marketability of Downey's stock by expanding the availability of shares in the public market and pricing the stock at a level more attractive to investors, the Board of Directors announced on October 29, 1996, a three-for-two split of Downey's common stock to be effected in the form of a stock dividend. One additional common share will be issued on December 12, 1996, for every two shares held by shareholders of record on November 15, 1996.

                                                PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A) None.

(B) There were no reports on Form 8-K filed for the nine months ended September 30, 1996.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                           DOWNEY FINANCIAL CORP.




Date:  October 31, 1996                       /s/   STEPHEN W. PROUGH
                               -------------------------------------------------
                                                Stephen W. Prough
                                      President and Chief Executive Officer




Date:  October 31, 1996                    /s/  THOMAS  E.   PRINCE
                               -------------------------------------------------

                                                Thomas E. Prince
                               Executive Vice President/ Chief Financial Officer