Form 10-K405
period 1996-12-31
DOWNEY FINANCIAL CORP
filed 1997-03-14
CIK 935063

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to _______________.

                         Commission File Number 1-13578

                             DOWNEY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                 95-1953342
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)
           3501 Jamboree Road                               92660
        Newport Beach, California                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 854-0300

           Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange
         Title of each class                   on which registered
         -------------------                   -------------------
    Common Stock, $0.01 par value             New York Stock Exchange
                                              Pacific Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on February 28, 1997, on the New York Stock Exchange was $455,508,829.

     At February 28, 1997, 25,460,954 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

                       Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 23, 1997 are incorporated by reference in Part III hereof.
================================================================================

                                               DOWNEY FINANCIAL CORP.

                                          1996 ANNUAL REPORT ON FORM 10-K

                                                 TABLE OF CONTENTS



                                                    PART I

ITEM 1  BUSINESS
          General .......................................................    1
          Lending Activities ............................................    2
            Loan and Mortgage-Backed Securities Portfolio ...............    2
            Residential Real Estate Lending .............................    3
            Secondary Marketing and Loan Servicing Activities ...........    4
            Commercial Real Estate and Multi-Family Lending .............    5
            Construction Lending ........................................    5
            Commercial Lending ..........................................    5
            Consumer Lending ............................................    6
            Loans-to-One Borrower Limitations ...........................    6
          Investment Activities .........................................    6
          Real Estate Investments .......................................    6
          Sources of Funds ..............................................    7
            Deposits ....................................................    7
            Borrowings ..................................................    7
          Asset/Liability Management ....................................    8
          Earnings Spread ...............................................    8
          Competition ...................................................    8
          Employees .....................................................    8
          Regulation ....................................................    9
            General .....................................................    9
            Regulation of the Bank ......................................    9
            Capital Requirements ........................................    9
            Deposit Insurance ...........................................   11
            Charter Revision Legislation ................................   13
            Enforcement Provisions ......................................   13
            Other Regulatory Matters ....................................   13
            Regulation of Downey ........................................   16
          Taxation ......................................................   17
          Factors That May Affect Future Results ........................   19
ITEM 2  PROPE20IES.......................................................   20
           Branches .....................................................   20
           Electronic Data Processing ...................................   20
ITEM 3  LEGAL PROCEEDINGS ...............................................   20
ITEM 4  SUBMI20ION OF MATTERS TO A VOTE OF SHAREHOLDERS .................   20

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ...........................................  21
ITEM 6.  SELECTED FINANCIAL DATA ..........................................  22
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .......................................  23
            Overview ......................................................  23
            Results of Operations .........................................  24
              Net Interest Income .........................................  24
              Provision for Loan Losses ...................................  26
              Other Income ................................................  26
                Loan and Deposit Related Fees .............................  26
                Real Estate and Joint Venture Operations Held for Investment 26
                Secondary Marketing Activities ............................  27
                Net Gains (Losses) on Sales of Investment Securities ......  27
                Provision for Loss on Investment in Lease Residual.........  27
                Other Category ............................................  27
              Operating Expenses ..........................................  27
              Provision for Income Taxes ..................................  27
            Financial Condition ...........................................  29
              Loans and Mortgage-Backed Securities.........................  29
              Investment Securities........................................  32
              Investments in Real Estate and Joint Ventures................  33
              Deposits.....................................................  35
              Borrowings...................................................  37
              Asset/Liability Management...................................  37
              Problem Loans and Real Estate................................  40
                Non-Performing Assets......................................  40
                Delinquent Loans...........................................  42
                Allowance for Losses on Loans and Real Estate..............  44
              Capital Resources and Liquidity..............................  47
              Regulatory Capital Compliance................................  48
              Current Accounting Issues....................................  48
              Subsequent Event.............................................  49
ITEM 8.  FINANCIAL STATEMENTS..............................................  50
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES.......................................  91

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  91
ITEM 11. EXECUTIVE COMPENSATION............................................  91
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT......................................................  91
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  91

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K.....................................................  91
SIGNATURES ................................................................  93

                                     PART I

     Certain   matters   discussed   in  this  Annual   Report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey") operates, projections of future performance, perceived opportunities in the market and statements regarding Downey's mission and vision. Downey's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results" on page 19.

ITEM 1.       BUSINESS

GENERAL

     Downey was incorporated in Delaware on October 21, 1994. On January 23, 1995, after obtaining necessary stockholder and regulatory approvals, Downey acquired 100% of the issued and outstanding capital stock of Downey Savings and Loan Association (the "Bank"), and the Bank's stockholders became the stockholders of Downey. Downey was thereafter capitalized by the Bank and presently operates as the Bank's holding company.

     The Bank was formed in 1957 as a California-licensed savings and loan association and conducts its business through 73 retail deposit branches (17 of which are full-service supermarket branches), and 41 loan origination offices (29 of which are contained in retail deposit branches), all located in California. The executive offices of Downey are located at 3501 Jamboree Road, North Tower, Newport Beach, California, 92660, and the telephone number is 714-854-0300. Downey's stock is traded on the New York and Pacific Stock Exchanges under trading symbol "DSL." Unless otherwise stated or indicated, references to "Downey" or the "Bank" include their respective subsidiaries.

     On March 9, 1995, the Bank completed its conversion from a California-licensed to a federally chartered savings association and currently operates under the name "Downey Savings and Loan Association, F.A." As a federally chartered savings association, the Bank's activities and investments are generally governed by the Home Owners' Loan Act, as amended ("HOLA"), and implementing regulations and policies of the Office of Thrift Supervision (the "OTS"). The Bank and Downey are subject to the primary regulatory and
supervisory   jurisdiction  of  the  OTS.  As  a  federally  insured  depository institution, the Bank is also subject to regulation and supervision by the Federal Deposit Insurance Corporation ("FDIC") with respect to certain activities and investments. The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks for federally insured depository institutions comprising the Federal Home Loan Bank System. The Bank's savings deposits are insured through the Savings Association Insurance Fund ("SAIF") of the FDIC, an instrumentality of the United States government. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters.

     On January 25, 1995, Downey Affiliated Insurance Agency was incorporated as a wholly owned subsidiary of Downey and was capitalized on February 24, 1995 with $400,000. Operations commenced in the second quarter of 1995 at which time representatives of Downey Affiliated Insurance Agency were available in Downey's branches to offer annuity products. During 1996, Downey Affiliated Insurance Agency began offering forced-placed casualty insurance policies on mortgage loans and will begin offering such policies on auto loans in 1997. Downey Affiliated Insurance Agency ceased offering annuity products during the fourth quarter of 1996 due to a lack of customer interest.

     Downey's principal business is attracting funds from the general public and institutions, and originating and investing in loans, primarily residential real estate mortgage loans, mortgage-backed securities ("MBSs"), and investment securities. MBSs include securities issued or guaranteed by government-sponsored enterprises ("Agency MBSs"), such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), and mortgage pass-through securities issued by other entities. Downey's primary sources of revenue are interest earned on mortgage loans and MBSs, income from investment securities, gains on sales of loans and MBSs, fees earned in connection with loans and deposits and income earned on its portfolio of loans and MBSs serviced for investors. Downey's principal expenses are interest incurred on interest-bearing liabilities, including deposits and borrowings, and general and administrative costs. Downey's primary sources of funds are deposits, principal and interest payments on loans and MBSs, proceeds from sales of loans and MBSs, and borrowings. Scheduled payments on loans and MBSs are a relatively stable source of funds, while prepayments of loans and MBSs and flows in deposits vary widely.

     Prior to 1989, the Bank conducted substantial commercial and residential real estate development and investment activities, primarily retail neighborhood shopping centers located in California, principally through its subsidiary, DSL Service Company, an active wholly owned real estate subsidiary of the Bank. Since the passage in August 1989 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Bank's ability to engage in new real estate development activities and retain existing real estate investments has been curtailed dramatically, and such activities may be economically unfeasible for the Bank because of the capital requirements for such activities. Since FIRREA, the Bank has been engaged in significant efforts to reduce its real estate investments and is now within allowable limits for its investment in DSL Service Company and other equity investments.

         Downey's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the cost of interest-bearing liabilities ("cost of funds") to Downey are influenced by interest rates on competing investments and general market interest rates. Similarly, Downey's loan volume and yields on loans and MBSs, and the level of prepayments on such loans and MBSs, are affected by market interest rates, as well as additional factors affecting the supply of and demand for housing and the availability of funds.

LENDING ACTIVITIES

     Historically, Downey's lending activities have emphasized the origination of first mortgage loans secured by residential property and retail neighborhood shopping centers, and, to a lesser extent, real estate loans secured by multi-family and commercial and industrial properties, including office buildings, land and other properties with income producing capabilities. In addition, Downey has provided construction loan financing for residential (both single family and multi-family) and commercial retail neighborhood shopping center projects, including loans to joint ventures where DSL Service Company or the Bank was a participant. Downey also originates loans to businesses through its commercial banking operations and loans on new and used automobiles through the purchase of motor vehicle sales contracts from auto dealers in California and other western states. The indirect auto lending program is in addition to automobile loans originated directly through Downey's branch network.

     During 1997, Downey's primary focus will continue to be the origination of adjustable rate single family mortgage loans and consumer loans. In addition, Downey will continue its secondary marketing activities of selling its production of certain fixed rate single family loans as well as certain adjustable rate mortgage ("ARM") loan products. The secondary marketing activities are expected to increase Downey's loan servicing portfolio, which is a source of fee income. See "Lending Activities - Secondary Marketing and Loan Servicing Activities" on page 4. Downey also intends to expand its auto lending operations through the establishment of a new wholly owned subsidiary of the Bank, Downey Auto Finance Corp.

     For additional information on the composition of Downey's loan and MBS portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans and Mortgage-Backed Securities" on page 29.

Loan and Mortgage-Backed Securities Portfolio

     Loans receivable held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. MBSs represent participating interests in pools of first mortgage loans originated and serviced by the issuers of the securities. MBSs held to maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on MBSs are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

     Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or market value. Net unrealized gains or losses are recognized in a valuation allowance by credits or charges to income.

     MBSs available for sale and held for trading are carried at market value. For MBSs available for sale, net unrealized gains or losses are excluded from income and reported net of income taxes as a component of stockholders' equity until realized. Such amounts for the trading portfolio are reflected as credits or charges to income.

     Residential mortgage loans originated by Downey typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with such maturities, Downey, among other things, principally originates ARMs for its own loan portfolio. Fixed rate loans are primarily originated for sale in the secondary market. However, Downey occasionally originates for its own portfolio fixed rate loans to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines. See "Asset/Liability Management" on page 8. In addition, the average term of such mortgage loans historically has been significantly shorter than their contractual maturity due to loan payoffs as a result of home sales or refinancings and prepayments.

     In general, Downey sells loans and loan participations on a non-recourse basis for cash to manage its interest rate risk and to build its recurring net revenues from loan servicing income. In most cases, when loans are sold, Downey retains the servicing of the loans for the purchaser.

Residential Real Estate Lending

     Downey's primary lending activity is the origination of mortgage loans secured by single family residential properties consisting of one-to-four units located in California. Such loans are primarily for the purchase of residences or for the refinancing of existing mortgages at lower rates or upon different terms. At present, for its portfolio of loans held for investment, Downey is primarily originating ARMs and loans which have a fixed rate only during an initial period of up to five years and then convert to an adjustable rate based upon a specified index. See "Asset/Liability Management" on page 8. Downey also originates residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans in the secondary market, rather than hold such loans in its portfolio. In addition, a small volume of residential one-to-four unit fixed rate loans are originated for investment to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines. See "Lending Activities - Secondary Marketing and Loan Servicing Activities" on page 4.

     Downey's ARMs generally begin with an interest rate below the current market rate ("incentive rate") and adjust to the applicable index plus a defined spread, subject to periodic and lifetime caps, after the first three or six months. Downey's ARMs generally provide that the maximum rate that can be charged cannot exceed the incentive rate by more than six to nine percentage points, depending on the type of loan and the initial rate offered. The interest rate adjustment on Downey's ARMs which adjust semi-annually generally is limited to 1% per adjustment period. With respect to ARMs that adjust monthly, there is a lifetime interest rate cap, but no specified periodic interest rate adjustment cap. Instead, monthly adjustment ARMs have a periodic cap on changes in required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required monthly loan payments). In the event that a loan incurs significant negative amortization, there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 125% of the original loan amount for loans originated prior to July 1994 and 110% of the original loan amount for loans originated thereafter. Downey permits ARMs to be assumed by qualified borrowers.

     During 1996, approximately 33% of Downey's one-to-four unit residential real estate loans were originated by retail loan representatives of Downey. Retail loan representatives generally are compensated on a commission basis and typically receive loan referrals from real estate agents, builders, depositors and customers obtained from retail advertising and other sources. The remainder of Downey's one-to-four unit residential real estate loans were obtained by Downey's wholesale loan representatives but originated through outside mortgage brokers. Wholesale loan representatives are also paid on a commission basis. Compensation for the services performed by the mortgage broker is considered in the overall pricing of mortgage loan products. These mortgage brokers do not operate from Downey's offices and are not employees of Downey.

     Downey requires that residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan originated for portfolio, the maximum amount Downey generally will lend is $1 million. The average loan size, however, is much lower. In 1996, the average loan size was $223,000. Downey generally makes loans with loan-to-value ratios (the ratio of the principal amount of the loan to the appraised value at origination of the property securing the loan) not exceeding 80% (up to 95% for certain loans made pursuant to Downey's low and moderate income lending program under the Community Reinvestment Act ("CRA")). Downey will make loans with loan-to-value ratios of over 80%, but not exceeding 97% of the value of the property, if private mortgage insurance is obtained to reduce the effective loan-to-value ratio to between 70% to 78%, consistent with secondary marketing requirements. For borrowers and properties qualifying under established criteria, certain loan programs permit a maximum loan-to-value ratio of 85% without requiring private mortgage insurance. In addition, Downey requires hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the structure.

     In the approval process for the loans it originates or purchases, Downey assesses both the value of the property securing the loan and the applicant's ability to repay the loan. Loan underwriters analyze the loan application and the property involved, and qualified staff appraisers or outside appraisers inspect and appraise the property. All appraisers are approved by Downey's Chief Appraiser or, with respect to Federal Housing Administration ("FHA") insured loans, by the FHA. Appraisals performed by approved appraisers are selectively reviewed by senior staff appraisers or approved fee review appraisers. Downey also obtains information concerning the income, financial condition, employment and credit history of the applicant. Typically, Downey will verify credit information for loans originated by retail loan representatives or other Downey employees. For loans from mortgage brokers, Downey requires the mortgage broker to review and verify credit information and employment pursuant to Downey's origination procedures. In addition, Downey obtains credit information and performs certain other underwriting tests of such mortgage broker originated loans. On its ARMs offered with incentive rates, Downey qualifies applicants for loan programs with no negative amortization at the higher of the initial incentive rate plus 2% or the fully indexed rate, with a minimum qualifying rate of 7% for loans having a loan-to-value ratio of 80% or less; and qualifies applicants at a minimum qualifying rate of 7% for loans having a loan-to-value ratio of greater than 80%. For loan programs that include negative amortization, Downey qualifies applicants at the lesser of the initial incentive rate plus 2% or the fully indexed rate, with a minimum qualifying rate of 6% for loans having a loan-to-value ratio of 80% or less; and qualifies applicants at a minimum qualifying rate of 7% for loans having a loan-to-value ratio of greater than 80%. For loans which have a fixed rate for the initial term of up to five years, Downey qualifies applicants using the initial start rate.

     Late in 1996, Downey began offering one-to-four unit residential loans to borrower's who have or, in the case of purchases, will have equity in their homes but whose credit rating contains certain exceptions which preclude them from qualifying for the best market terms. These lower grade credits ("A-," "B" and "C" loans), commonly referred to as subprime loans, are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade loans ("A" loans). Downey believes these lower credit grade borrowers represent an opportunity to earn a higher net return for the risks assumed. Underwriting guidelines have been developed for each classification of credit, and borrowers are qualified at the fully indexed rate on ARM loans and at the note rate on fixed rate loans.

Secondary Marketing and Loan Servicing Activities

     As part of its secondary marketing activities, Downey originates certain residential real estate ARMs and loans with fixed rates with an intent of selling such loans. Accordingly, such loans are classified as held for sale and are carried at the lower of cost or market. These loans are secured by first liens on one-to-four unit residential properties and have 15 to 30-year maturities or 30-year amortization periods with balloon payments in five years, seven years or other maturities. For additional information regarding loans held for investment and for sale, see Notes 1 and 6 of Notes to the Consolidated Financial Statements on pages 57 and 66, respectively. Downey utilizes various hedging programs to manage the interest rate risk of its fixed rate mortgage origination process. See "Asset/Liability Management" on page 8.

     Management of Downey believes that servicing loans for others can be an important asset/liability management tool because it produces operating results which, in response to changes in market interest rates, tend to move inversely to changes in net interest income. Because ARMs lag market interest rates, net interest income associated with these loans is expected to decline in periods of rising interest rates and increase in periods of falling rates. In contrast, the value of the loan servicing portfolio normally increases as interest rates rise (and loan prepayments decrease) and declines as interest rates fall (and loan prepayments increase). In addition, increased levels of servicing activities can provide additional income with minimal additional overhead costs.

     Downey records gains or losses from the sale of loans that it continues to service, including the present value gain which is determined by computing the present value of servicing related income, after deducting a normal servicing fee, and less any applicable securitization fees paid over the estimated remaining life of the loans. The present value gain or loss is based upon market prepayment and discount rate assumptions. An asset (mortgage servicing rights) equal to the present value gain is recorded at the time a loan is sold and is amortized over the estimated remaining life of the loan. Mortgage servicing rights ("MSRs") are included in the financial statements in the category of "other assets." At December 31, 1996,

MSRs totaled $1.2 million. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

     Loans originated for sale may be exchanged with government agencies for MBSs collateralized by such loans. Downey's cost for the exchange is the payment of a monthly guaranty fee, which is expressed as a percentage of the unpaid principal balance and which is deducted from interest income. The securities so received can be used by Downey to collateralize various types of borrowings at rates which frequently are more favorable than rates on other types of liabilities and also carry a lower risk-based capital requirement than whole loans. Such MBSs available for sale are carried at fair value. However, no gain or loss on the exchange is recorded in the statement of income until the securities are sold to a third party. All changes in fair value prior to the sale to third parties are shown as a separate component of stockholders' equity, net of income taxes.

Commercial Real Estate and Multi-Family Lending

     Downey has provided permanent loans secured by retail neighborhood shopping centers and multi-family properties. Downey's commercial real estate lending and multi-family activities are conducted by Downey's major loan account officers who are compensated on a salary basis.

     Commercial real estate and multi-family loans generally entail additional risks as compared to single-family residential mortgage lending. Each loan, including loans to facilitate the sale of real estate owned, is subject to Downey's underwriting standards, which generally include an evaluation of the creditworthiness and reputation of the borrower, the amount of the borrower's equity in the project as determined on the basis of appraisal, sales and leasing information on the property and cash flow projections. To protect the value of the security for Downey's loan, Downey requires casualty insurance for the loan amount or replacement cost. In addition, for non-residential loans in excess of $500,000, Downey requires the borrower to obtain comprehensive general liability insurance. All commercial real estate loans originated by Downey require the approval of at least two officers, one of whom must be the originating loan account officer and the other a designated officer with appropriate loan approval authority.

Construction Lending

     Downey has provided construction loan financing for residential (both single family and multi-family) and commercial real estate projects (e.g., retail neighborhood shopping centers). Downey originates such loans principally through its major loan officers. Construction loans generally are made at floating rates based upon the prime or reference rate of a major commercial bank. At present, Downey requires a loan-to-value ratio of 75% or less on construction lending and subjects each loan to Downey's underwriting standards.

     Construction loans involve risks different from completed project lending because loan funds are advanced upon the security of the project under construction, and if the loan goes into default, additional funds may have to be advanced to complete the project before it can be sold. Moreover, construction projects are subject to uncertainties inherent in estimating construction costs, potential delays in construction time, market demand and the accuracy of the estimate of value upon completion. Downey requires the general contractor to, among other things, carry contractor's liability insurance equal to certain prescribed minimum amounts, carry builder's risk insurance and have a blanket bond against employee misappropriation.

Commercial Lending

     Downey originates commercial loans and revolving lines of credit, and issues standby letters of credit for its middle market commercial customers. The various credit products are offered on both a secured and unsecured basis with interest rates being either fixed or variable. The portfolio emphasis is toward secured, floating rate credit facilities. The activities are directed through the Commercial Banking Group with the focus on long-term relationship based customers. The retail branch network is also utilized as a source of commercial customers, typically managed by the branch manager. The smaller branch originated business borrowers are desirable due to their lower cost deposit accounts which accompany the relationship.

Consumer Lending

     Downey originates fixed rate automobile loans primarily through an indirect lending program which utilizes preapproved automobile dealers to finance consumer purchases of new and used automobiles; variable rate open-end home equity lines of credit; and variable rate overdraft lines of credit. This operation is centralized at Downey's headquarters and utilizes technology to process and evaluate loan applications, including credit scoring and the automated retrieval of consumer credit bureau files. Before making a consumer loan, Downey assesses the applicant's ability to repay the loan and, if applicable, the value of the collateral securing the loan. The risk involved with home equity lines of credit is similar to the risk involved with residential real estate loans. Downey offers customers a credit card through a third party, which extends the credit and services the loans made to Downey's customers.

Loans-to-One Borrower Limitations

     Savings institutions are generally subject to the loans-to-one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired capital surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. Pursuant to recent regulatory amendments, the definition of the term "unimpaired capital and unimpaired surplus" has been changed to now refer to an institution's regulatory capital, and also to include within the basic 15% of capital lending limit that portion of an institution's general valuation allowance that is not includable in regulatory capital as calculated for other regulatory purposes.

INVESTMENT ACTIVITIES

     Federal and state regulations require the Bank to maintain a specified minimum amount of liquid assets invested in certain short-term obligations and other securities. For additional information regarding liquidity requirements and the Bank's compliance therewith, see "Regulation - Other Regulatory Matters
- Liquidity Requirements" on page 15 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources and Liquidity" on page 47. As a federally chartered savings association, the Bank is also permitted to make certain other securities investments as prescribed under HOLA and implementing OTS regulations. Investment decisions are made by authorized officers of the Bank within guidelines established by the Bank's Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal, minimization of interest rate risk and compliance with applicable regulations. Securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as interest income using the interest method. For further information on the composition of Downey's investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investment Securities" on page 32.

REAL ESTATE INVESTMENTS

     Historically, real estate development and joint venture operations have been a significant part of Downey's business activities. These operations have been conducted principally through the Bank's wholly owned service corporation subsidiary, DSL Service Company. The Bank also engaged in these activities directly, to a limited extent, but no longer has any such investments. Since the passage in August 1989 of FIRREA, the ability to engage in new real estate development and joint venture activities and to retain existing real estate investments has been curtailed dramatically, and such activities may be economically unfeasible for the Bank because of the capital requirements imposed on such activities. FIRREA requires, with certain limited exceptions, a savings institution such as the Bank to exclude from its regulatory capital its investments in, and extensions of credit to, real estate subsidiaries such as DSL Service Company, as well as its direct equity investments, and prohibits new direct equity investments in real estate by the Bank. Until June 30, 1996, only a portion of the Bank's investment in DSL Service Company was required to be deducted from capital, pursuant to a "phase-in schedule" adopted under FIRREA and later extended by the Housing and Community Development Act of 1992. Under the "phase-in schedule," from July 1, 1995 through June 30, 1996, the Bank was required to deduct 60% of its investment in DSL Service Company from capital. Effective July 1, 1996, however, the "phase-in schedule" expired, and the Bank has been required since that date to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, such as DSL Service Company, to the extent of 2% of assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. In addition,

"conforming loans" by an association to such subsidiaries and their joint venture investments are limited to 50% of risk-based capital. "Conforming loans" are those generally limited to 80% of appraised value, bear a market rate of interest and require payments sufficient to amortize the principal balance of the loan. Downey is in compliance with each of these investment limitations.

     To the extent real estate investments are made by Downey or a subsidiary of Downey other than the Bank or its subsidiaries, the above-mentioned capital deductions and limitations do not apply as they only pertain to such investments by savings associations or their subsidiaries.

         For further information,  see "Management's  Discussion and Analysis of
Financial   Condition  and  Results  of  Operations  -  Financial   Condition  -
Investments in Real Estate and Joint Ventures" on page 33.

SOURCES OF FUNDS

Deposits

     Downey prefers to use deposits as the principal source of funds for supporting its lending activities, because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. Downey's savings deposits traditionally have been obtained primarily from the areas in Southern and Northern California surrounding the Bank's branch offices. However, Downey also occasionally raises certain retail deposits through Wall Street activities.

     Deposit flows are affected by general economic conditions. Funds may flow from depository institutions such as savings associations into direct vehicles such as government and corporate securities or other financial intermediaries. The ability of Downey to attract and retain deposits will continue to be affected by money market conditions and prevailing interest rates. Generally, rates set by Downey are not restricted by state or federal regulation.

     In 1996, Downey began a relationship with Hughes Family Markets by establishing full-service branch facilities in selected market locations throughout Southern California. Each supermarket branch offers a full range of financial services including checking and savings accounts as well as residential and consumer loans.

     When consistent with the maintenance of appropriate capital levels, Downey may consider opportunities to augment its retail branch system and deposit base through selected branch or deposit acquisitions.

     For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits" on page 35.

Borrowings

     Downey's principal source of funds has been and continues to be deposits raised through its retail branch system. At various times, however, Downey has utilized other sources to fund its loan origination and other business activities. Downey has from time to time relied upon borrowings from the FHLB of San Francisco as an additional source of funds. Advances are made pursuant to several different credit programs offered by the FHLB.

     In 1994, Downey initiated a program to sell up to $200 million of commercial paper. The commercial paper is supported by a $200 million irrevocable letter of credit issued by the FHLB of San Francisco. The commercial paper provides Downey with an alternative funding source to fund asset growth in a cost effective manner. Currently, Downey is arranging to increase the amount of funds available under this program to $500 million.

     From time to time, Downey utilizes securities and mortgage loans sold under agreements to repurchase as additional sources of funds. These reverse repurchase agreements are generally short term, and are collateralized by mortgage-backed or investment securities and mortgage loans. Downey only deals with investment banking firms which are recognized as primary dealers in U. S. government securities or major commercial banks in connection with such repurchase agreements. In addition, Downey limits the amounts of borrowings from any single institution.

     For further  information,  see  "Management's  Discussion  and  Analysis of
Financial   Condition  and  Results  of  Operations  -  Financial   Condition  -
Borrowings" on page 37.

ASSET/LIABILITY MANAGEMENT

     Savings institutions are subject to interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice more rapidly, or on a different basis, than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in declining net earnings during periods of rising interest rates. A principal objective of Downey is to manage the effects of adverse changes in interest rates on Downey's interest income while maintaining asset quality and an acceptable interest rate spread. To improve the rate sensitivity and maturity balance of its interest-earning assets and liabilities, Downey has over the past several years emphasized origination of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on Downey's assets to increase during periods of rising interest rates, although such loans have contractual limitations on the frequency and extent of interest rate adjustments.

     For  further   information   see  "Lending   Activities"   on  page  2  and
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset/Liability Management" on page 37.

EARNINGS SPREAD

     Downey's net interest income is determined by the difference (the "interest rate spread") between the yields earned by Downey on its loans, MBSs and investment securities ("interest-earning assets") and the interest rates paid by Downey on its deposits and borrowings ("interest-bearing liabilities"), as well as the relative dollar amounts of Downey's interest-earning assets and interest-bearing liabilities.

     The effective interest rate spread, which reflects the relative level of interest-earning assets to interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, (ii) divided by average interest-earning assets for the period. For information regarding net income and the components thereof and for management's analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 23. For returns and other selected financial data see "Selected Financial Data" on page 22.

COMPETITION

     Downey faces competition both in attracting deposits and in making real estate loans and other loans. Its most direct competition for deposits has historically come from other savings institutions and from commercial banks located in its principal market areas, including many large financial institutions based in other parts of the country or their subsidiaries. In addition, there is additional significant competition for investor's funds from short-term money market securities and other corporate and government securities. The ability of Downey to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities and the appropriate level of customer service.

     Downey experiences competition for real estate loans principally from other savings institutions, commercial banks, mortgage banking companies and insurance companies. Downey competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and real estate brokers.

EMPLOYEES

     At December 31, 1996, Downey had approximately 886 full-time employees and 369 part-time employees. Downey provides its employees with certain health and welfare benefits and a retirement and savings plan. Additionally, Downey offers qualifying employees participation in a stock purchase plan. See Notes 19 and 20 of Notes to the Consolidated Financial Statements, on pages 80 and 82, for a further discussion of employee benefit plans. Employees are not represented by any union or collective bargaining group, and Downey considers its employee relations to be good.

REGULATION

General

     Downey, as a savings and loan holding company, and the Bank, as a federally chartered savings association, are subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance. The FDIC also has authority to conduct special examinations. The Bank must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. Downey is also subject to OTS supervision and reporting requirements. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

Regulation of the Bank

     The Bank's deposits are insured by the FDIC through the SAIF. Federal laws and regulations applicable to the Bank govern such matters as capital standards, dividends, mergers and changes of control, establishment of branch offices, subsidiary investments and activities, loans-to-one-borrower and general investment authority. The Bank is subject to the examination, supervision and reporting requirements of the OTS, its primary federal regulator. The Bank is also subject to examination and supervision by the FDIC.

     FIRREA. Enacted on August 9, 1989, FIRREA significantly restructured the regulatory structure applicable to the Bank. In addition, FIRREA contained provisions affecting numerous aspects of the operation and regulation of federally insured savings institutions and empowered the OTS and the FDIC to promulgate regulations implementing such provisions.

     FDICIA. FIRREA was supplemented by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which increased the authority of the OTS and FDIC over the operations of savings associations. FDICIA was enacted on December 19, 1991. The following sets forth some of the more significant provisions of FDICIA that affect savings associations, such as the Bank, that exceed their current minimum capital standards. Among other things, FDICIA made several changes to the deposit insurance system and expanded the authority of the federal regulatory agencies to ensure that associations have sound management and adequate capital.

     FDICIA contains a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with insufficient capital or inadequate operational and managerial standards. For example, each depository institution must prepare an annual report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structures and procedures for financial reporting, and on the institution's compliance with certain laws and regulations relating to the payment of dividends and loans to insiders. The institution's independent auditor must attest to, and report separately on, management's assertions on internal controls in the annual report. The report and the attestation, along with financial statements and such other disclosure requirements as the FDIC and the OTS may prescribe, must be submitted to the FDIC and OTS and will be made available to the public.

     FDICIA requires the OTS to prescribe by regulation minimum acceptable standards in the areas of operations and management, asset quality and earnings, compensation and, to the extent feasible, stock valuation. On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency (in the Bank's case, the OTS) may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets were issued by the federal banking agencies on October 1, 1996.

Capital Requirements

     FIRREA established new capital standards for savings institutions, including three capital requirements: a "leverage (core) limit," a "tangible capital requirement" and a "risk-based capital requirement." On November 6, 1989, the OTS Director issued minimum capital regulations which became effective on December 7, 1989. In 1992, the OTS defined capital standards for all classifications of institutions including standards applicable to a "well-capitalized" institution as discussed later in this section. The Bank is in compliance with all current OTS capital requirements and qualifies as a "well capitalized" institution under the provisions of FDICIA. The current minimum capital standards are as follows:

o Tangible capital of 1.5% of adjusted total assets. Tangible capital consists of common stockholders' equity (including retained earnings) plus noncumulative perpetual preferred stock and related earnings, minority interests in the equity accounts of fully consolidated subsidiaries and qualifying non-withdrawable accounts and pledged deposits, minus (i) intangible assets other than certain purchased mortgage servicing rights, and (ii) the institution's investments, including extensions of credit, in subsidiaries engaged as principal in activities not permissible for national banks, net of any general valuation allowances established against such investments and subject to a phased-in deduction for the amount of investments made or committed to be made prior to April 12, 1989.
     This phase-in is described in more detail below.

o A leverage ratio requiring core capital of 3% of adjusted total assets. In the Bank's case, core capital is identical to tangible capital. In April 1991, the OTS proposed to amend its core capital requirement to establish a 3% core capital ratio for savings associations in the strongest financial and managerial condition. For all other savings associations, the minimum core capital ratio would be 3% plus at least an additional 1% to 2%, determined on a case-by-case basis by the OTS after assessing both the quality of risk management systems and the level of overall risk in each individual savings association. In addition to the proposed rule, the OTS has adopted a prompt corrective action rule under which a savings association that has a core capital ratio of less than 4% would be deemed to be "undercapitalized" and may be subject to certain sanctions under the OTS "prompt corrective action" regulations, as further discussed below.

o Risk-based capital of at least 8% of risk-weighted assets. Risk-based capital consists of core capital plus "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan and lease loss allowances, but reciprocal holdings of depository institution capital instruments, equity investments (including investments in equity securities and in real property that would be considered equity investments under generally accepted accounting principles, but not including investments in subsidiaries, equity investments that are permissible for national banks, ownership interests in certain pools of assets or the stock of the Federal Reserve Banks or the FHLB) and a portion of certain high-risk land and construction loans are subject to deduction from total capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including off-balance sheet asset equivalents, by an assigned risk-weight based on the credit risk associated with those assets and adding the resulting sums. The four risk-weights range from zero percent for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

     FDICIA established a similar but separate set of capital measures which the regulators must use in determining whether to take corrective action against an institution. Under this "prompt corrective action" system, institutions are classified into one of five categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under regulations promulgated by the OTS to implement FDICIA, an institution is considered to be "well capitalized" if its ratio of Tier 1 (core) capital to adjusted assets is 5%, its ratio of risk-based capital to risk-weighted assets is 10%, its ratio of Tier 1 capital to risk-weighted assets is 6% and it is not subject to any OTS agreement or order to maintain a specified level of capital. An institution is deemed to be "adequately capitalized" if its respective ratios are 4%, 8% and 4%. Conversely, an institution that does not meet these targets is classified as "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending upon the institution's specific capital ratios and certain other factors.

     The OTS can treat an "adequately capitalized" association as if it were "undercapitalized" if the OTS determines, after notice and opportunity for a hearing, that (i) an association is in an unsafe and unsound condition, or (ii) an association received, in its most recent report of examination, a less-than-satisfactory rating for asset quality, management, earnings, or liquidity, and the deficiency has not been corrected. In such a case, the OTS would be authorized to restrict an association's asset growth, capital distributions, and payment of management fees and to require prior OTS approval for any new line of business. The Bank currently qualifies as a "well capitalized" institution and is not subject to such sanctions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Capital Compliance" on page 48.

     Under all three of the OTS capital standards, the Bank is required to deduct from capital its investment in (which generally includes extensions of credit to and guarantees made on behalf of) its non-includable subsidiary (DSL Service Company). Until June 30, 1996, a portion of the Bank's investment in DSL Service Company was not required to be deducted from capital, pursuant to a "phase-in schedule" adopted under FIRREA and later extended by the Housing and Community Development Act of 1992. Under the "phase-in schedule," from July 1, 1995 through June 30, 1996, the Bank was required to deduct 60% of its investment in DSL Service Company from capital. Effective July 1, 1996, however, the "phase-in schedule" expired, and the Bank has been required since that date to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards.

     FDICIA required that the OTS and the federal banking regulatory agencies revise their risk-based capital standards to take adequate account of interest rate risk, concentration of credit risk and risks of non-traditional activities. On August 13, 1993, the OTS published final regulations on interest rate risk. The regulations require savings associations that have a level of interest rate exposure that is deemed to be higher than "normal" (i.e., greater than 2% of the estimated economic value of an association's assets) to deduct from total capital for purposes of calculating their risk-based capital requirement an amount equal to one-half the difference between an institution's measured interest rate exposure and the "normal" level of such exposure for the institution. Under the regulations, the OTS may waive or defer, but not decrease, absent a formal appeal, an institution's interest rate risk component. The regulations also provide for the reduction of the risk-weighting assigned to certain "high-quality mortgage derivative" securities, removing them from the 100% risk-weight category and placing them in the 20% risk-weight category. The new interest rate risk regulations were effective on January 1, 1994. The new risk-weight for high quality mortgage derivative securities was effective July 1, 1994. In August 1995, the OTS indicated that it intends to delay implementation of an automatic capital deduction for interest rate risk pending the testing of an OTS appeals process and to provide an opportunity to assess any further guidance from the other three federal banking agencies regarding their planned implementation of a capital deduction. This delay is still in effect. Based upon the Bank's asset/liability structure, the Bank would have been subject to an interest rate risk capital requirement at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Capital Compliance" on page 48 for further information.

     On  January  20,  1993,  the  OTS  issued  a  statement   imposing  certain
limitations on the inclusion of net deferred tax assets calculated under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in regulatory capital. Deferred tax assets that are dependent upon future taxable income or the institution's tax planning strategies may only be counted as a component of Tier 1 capital to the extent they do not exceed the lesser of: (i) 10% of Tier 1 capital, or (ii) the amount of such benefits which may be realized based upon one year's projected earnings. The Bank adopted SFAS No. 109 on January 1, 1993, at which time this regulation became applicable in the determination of its capital ratios. See "Taxation" on page 17. Management anticipates that for future periods, this regulation will not significantly affect the Bank's capital position.

     Savings institutions that fail to meet their regulatory capital requirements are subject to a number of restrictions on various business activities and generally are subject to greater regulatory scrutiny and approval requirements. In addition to generally applicable capital standards for savings associations, the Director of the OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

Deposit Insurance

     The Bank's deposits are insured by the FDIC to a maximum of $100,000 for each insured depositor. Under FIRREA, the FDIC administers two separate deposit insurance funds: the Bank Insurance Fund ("BIF") which insures the deposits of institutions that were insured by the FDIC prior to FIRREA, and the SAIF which maintains a fund to insure the deposits of institutions that were insured by the FSLIC prior to FIRREA.

     In 1993, the FDIC adopted a final regulation implementing a risk-based assessment system for deposit insurance. Under the risk-based assessment system, a SAIF-insured savings institution is categorized into one of three capital categories ("well capitalized," "adequately capitalized" or "undercapitalized") and one of three categories based on supervisory evaluations (financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B) and pose a substantial probability of loss (Group C)). The capital ratios used by the FDIC to define "well capitalized," "adequately capitalized" or "undercapitalized" are the same as in the OTS' prompt corrective action regulation.

     The same system initially was also in place for BIF member institutions, although the FDIC was authorized to impose different rates for BIF and SAIF members based on the reserves in the BIF and the SAIF. On November 14, 1995, the FDIC announced that premium rates for BIF members would be reduced to a range of 0% to 0.27% of deposits because the BIF reserve ratio had reached certain prescribed levels. Premium rates for SAIF members, however, remained unchanged under the FDIC's 1995 rulemaking because the SAIF reserve fund had not been sufficiently recapitalized as of that time. As a result, SAIF members, such as the Bank, were required to pay significantly higher premiums for FDIC deposit insurance than similarly situated BIF member institutions.

     In part to resolve the disparity between bank and thrift deposit insurance premiums and resulting competitive inequalities, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") on September 30, 1996 which, among other things, authorized the recapitalization of the SAIF. To effect the recapitalization, SAIF member institutions, such as the Bank, were required to pay a one-time special assessment equal to 0.657% of deposits based upon deposit levels as of March 31, 1995. For the Bank, this assessment was equal to $24.6 million or, on an after-tax basis, $14.0 million or $0.55 per share. The charge for this assessment was reflected in the Bank's third quarter 1996 results and was paid to the FDIC on November 27, 1996. The Budget Act also provided that, effective January 1, 1997, SAIF members would have the same risk-based deposit insurance assessment schedule as BIF member institutions. The assessment schedule proposed by the FDIC ranges from 0% to 0.27% of deposits and is based upon the capital position and a supervisory evaluation of each institution. As of January 1, 1997, assessments have been set at the following percentages of deposits:


                                               Group A     Group B     Group C
Well Capitalized ..........................     0.00%       0.03%       0.17%

Adequately Capitalized ....................     0.03        0.10        0.24

Undercapitalized ..........................     0.10        0.24        0.27

     In addition to these FDIC assessments, FIRREA provides the Financing Corporation ("FICO") and the Resolution Funding Corporation with assessment authority to obtain funds for interest payments on its bond obligations and to raise capital, respectively. Prior to the enactment of the Budget Act, these assessments were only paid by SAIF members and could not exceed, and were subtracted from, the amounts SAIF members paid to the FDIC for the funding of the SAIF. However, under the Budget Act, both BIF and SAIF members will now share in the cost of the FICO bond interest payments. Beginning January 1, 1997 and continuing through December 31, 1999, partial sharing will occur. During this initial period, SAIF member institutions, such as the Bank, will pay 0.0648% of domestic deposits while BIF member institutions will pay 0.013% of domestic deposits. Full pro rata sharing of the FICO bond interest payments will take effect on January 1, 2000. Based upon the new deposit insurance assessment schedule, required FICO bond interest payments and current deposit levels, the Bank expects that its deposit insurance expense will decline by approximately 70% in 1997, and anticipates an on-going annual after-tax savings of approximately $3.9 million or $0.15 per share.

     Other components of the Budget Act (i) authorize banking regulators to take action to prevent SAIF-insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purpose of evading the thrift assessment rate premium; (ii) provide for the conditional merger of the BIF and SAIF to form the Deposit Insurance Fund on January 1, 1999, provided that there are no savings associations (not including state-chartered savings banks) in existence on that date; and (iii) direct the Treasury Department to report to Congress by March 31, 1997 with recommendations on a common charter for banks and savings institutions. Additionally, the Budget Act provides regulatory relief with respect to lender liability and certain other matters.

     Brokered Deposits. An "undercapitalized" savings institution cannot accept, renew, or rollover deposits obtained through a deposit broker, and may not solicit deposits by offering interest rates that are more than 75 basis points higher than market rates. Savings institutions that are "adequately capitalized" but not "well capitalized" must obtain a waiver from the FDIC in order to accept, renew, or rollover brokered deposits, and even if a waiver is granted may not solicit deposits, through a broker or otherwise, by offering interest rates that exceed market rates by more than 75 basis points. The Bank currently qualifies as "well capitalized," and therefore is not subject to the above limits.

Charter Revision Legislation

     By its resolution of the disparity between bank and thrift deposit insurance premiums, the Budget Act has improved the prospects of legislative proposals to merge the federal thrift and federal banking charters. A number of proposals have recently been introduced in Congress to effect such a merger. While it is impossible to predict the outcome of the legislative process, if passed, these proposals could have a significant impact on both Downey and the Bank. Potential consequences of these proposals include (i) the placement of restrictions on savings and loan holding companies, such as Downey, to engage in certain activities through their subsidiaries; (ii) the modification of existing restrictions (such as the qualified thrift lender test) on savings associations; and (iii) the possibility that savings associations, such as the Bank, will be subject to a new federal regulatory body.

Enforcement Provisions

     FIRREA introduced the term "institution-affiliated party" to agency enforcement authority. The term includes: (i) directors, officers, employees, agents and controlling stockholders; (ii) persons required to file a change-in-control notice; (iii) any person who participates in the affairs of the savings institution (including certain stockholders, consultants and joint venture partners); and (iv) independent contractors (including attorneys, appraisers and accountants) who knowingly or recklessly cause or participate in a violation, breach of duty or unsafe practice likely to cause a loss to the savings institution.

     Applicable regulations provide for significant penalties for violations of law, regulation, cease-and-desist orders and other regulatory orders. These regulations impose a three-tier system of penalties against institutions and their institution-affiliated parties, which applies to violations of laws, regulations, orders or written agreements with regulators. Simple violations may result in a maximum daily penalty of $5,000, while violations, breaches of fiduciary duty, or reckless practices that are part of a pattern or are likely to cause more than minimal loss (or result in gain to the wrongdoer) are subject to a $25,000 daily penalty. Knowing violations, practices or breaches that cause a substantial loss to the savings institution or substantial gain to the wrongdoer are subject to a potential $1 million daily penalty for an institution-affiliated party or the lesser of $1 million or 1% of assets per day for a savings institution.

Other Regulatory Matters

     Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test generally requires that 65% of certain of a savings institution's assets ("portfolio assets") must be invested in a limited list of qualified thrift investments. The Budget Act expanded the amounts of certain types of assets, including credit card and education loans, that may be treated as qualified thrift investments for this purpose. In addition, the Budget Act provided that an institution may alternatively be deemed to be "qualified thrift lender" by meeting the standards for treatment as a "domestic building and loan association" under applicable provisions of the Internal Revenue Code. At December 31, 1996, 90% of the Bank's portfolio assets constituted qualified thrift investments. The Bank's failure to remain a qualified thrift lender would have potentially significant adverse effects on the Bank and would also have certain adverse consequences on Downey. See "Regulation of Downey - Activities Restrictions" on page 16. The Bank believes that the QTL test should not materially adversely affect its business, financial condition or results of operations of the Bank or Downey or require material changes in the manner in which they conduct their respective business and operations.

     Affiliate Transactions. Savings institutions are generally subject to the affiliate and insider lending rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as certain limitations set forth in HOLA and implementing OTS regulations. These limitations, among other things, prohibit a savings institution from extending credit to an affiliate, unless the affiliate is engaged only in activities that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies and which the OTS Director has not disapproved. In addition, a savings association generally may not extend credit to any one affiliate in an amount that exceeds 10% of the savings association's capital (20% of capital to all affiliates in the aggregate) and is subject to certain collateralization and other requirements in connection with all such extensions of credit to affiliates. These restrictions will apply to certain transactions that may be entered into between the Bank or its subsidiaries, on the one hand, and Downey or its subsidiaries (other than the Bank) on the other hand.

     Savings  associations  are also  subject to the  restrictions  contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings association and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further,
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     In addition, savings associations are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks.
Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972: (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions; and (ii) prohibits extensions of credit to executive officers, directors or greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Neither the Bank nor Downey anticipate that these affiliated transactions restrictions will materially adversely affect the manner in which the Bank and Downey conduct their respective business and operations.

     Payment of Dividends. The payment of dividends by the Bank is subject to OTS regulations. Currently, 30 days' prior notice to the OTS of intent to pay a dividend is required. The OTS has promulgated a regulation that measures a savings institution's ability to pay dividends, make stock repurchases, or enter into other types of capital distributions, according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval unless the OTS determines that the distribution would constitute an unsafe or unsound practice. Institutions can distribute amounts in excess of the safe-harbor amount only with the prior approval of the OTS.

     For institutions, such as the Bank, that meet their fully phased-in capital requirements, the safe-harbor amount is the greater of (i) 75% of net income for the prior four quarters, or (ii) the sum of (a) the current year's net income and (b) the amount that causes the excess of the institution's total capital-to-risk weighted assets ratio over 8% to be only one-half of such excess at the beginning of the year. For institutions that meet their current capital requirements but do not meet their fully phased-in requirements, the safe-harbor distribution is 75% of net income for the prior four quarters.

     The OTS has proposed a new regulation that would simplify the rules governing capital distributions by savings associations and would conform the rules to the system of prompt corrective action established by FDICIA. The proposal applies to dividends to stockholders (including holding companies), stock repurchases and cash-out mergers. Under the proposal, any savings association that is not a subsidiary of a holding company and that has received a composite rating of "1" or "2" in its most recent regulatory examination would be permitted to make capital distributions without having to provide prior notice to the OTS. Other savings associations, however, including those that are subsidiaries of holding companies, would generally be required to provide 30 days' prior notice, and troubled institutions would have to file an application and receive OTS approval prior to making a proposed capital distribution. The proposal would replace the current system which uses the multi-tiered approach, described above, under which an association's authority to make a capital distribution varies according to the association's capital levels. The comment period for the proposal expired on February 3, 1995, and it is uncertain whether or when a final regulation will be issued.

     Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days' prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Acquisitions   of  Savings   Institutions.   Subject  to  certain   limited
exceptions, control of a savings association or a savings and loan holding company may only be obtained with the approval (or in the case of an acquisition of control by an individual, non-disapproval) of the OTS, after a public comment and application review process. Under OTS regulations defining "control," a rebuttable presumption of control arises if an acquiring party acquires more than 10% of any class of the voting stock of a savings association (or more than 25% of any class of stock, whether voting or non-voting) and is subject to any "control factors" as defined in the regulation. Control is conclusively deemed to exist if an acquirer holds more than 25% of any class of voting stock of a savings association or has the power to control in any manner the election of a majority of directors.

     Community Reinvestment Act. The CRA requires that regulated financial institutions, including savings associations such as the Bank, demonstrate that their deposit facilities serve the convenience and needs of the communities in which they are chartered to do business. The convenience and needs of communities include the need for credit services as well as deposit services, and regulated financial institutions have a continuing and affirmative obligation to help meet the credit needs of the local communities. Financial institutions are encouraged to help meet the credit needs of the local communities in which they are chartered consistent with the safe and sound operation of such institutions. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

     In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on a 1995 examination, the Bank was rated "satisfactory." The Bank's policy is to offer equal access to its credit services to all of the residents of the communities it serves, including low-to-moderate-income neighborhoods. See "Lending Activities" on page 2.

     In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure an institution's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

     Federal Home Loan Bank System. The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB System, the Bank is required to own capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans. At December 31, 1996, the Bank's investment in the stock of the FHLB was $41.4 million. The Bank's required investment in FHLB stock, based on December 31, 1996 financial data, was $41.9 million. The Bank received a $0.7 million stock dividend in the first quarter of 1997 thereby increasing the Bank's investment above the required limit. See Note 11 of Notes to the Consolidated Financial Statements on page 74.

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Savings associations are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Federal Reserve System. The Federal Reserve Board requires savings institutions to maintain non-interest-earning reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing checks) and non-personal time deposits. For the calculation period including December 31, 1996, the Bank was required to maintain $24.7 million in non-interest-earning reserves and was in compliance with this requirement. The balance maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the Bank's liquidity requirements discussed above.

     As a creditor and a financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of the property.

     Interstate Banking and Branching. In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Bank operates, although it is difficult to assess the impact that such increased competition may have on the Bank's operations.

Regulation of Downey

     General. Downey is a savings and loan holding company as defined by the HOLA. As such, Downey is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with Downey and affiliates thereof.

     Activities Restrictions. Downey is a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation - Other Regulatory Matters - Qualified Thrift Lender Test" on page 13.

     If Downey were to acquire control of another savings association, other than through merger or other business combination with the Bank, Downey would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of Downey and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS:
(i) control of any other savings association or savings and loan holding company or substantially all the assets thereof; or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an "undercapitalized" savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6.5% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association, and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal
Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

     Under the Bank  Holding  Company  Act of 1956,  as  amended,  bank  holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

TAXATION

     Federal. A savings institution generally is subject to tax in the same manner as other corporations for federal income tax purposes, though savings institutions have historically enjoyed favorable treatment under the Internal Revenue Code (the "Code") in determining the deduction allowed for bad debts. During 1996, however, Congress enacted legislation which repealed the reserve method of determining bad debt deductions for "large thrift institutions" (i.e., thrifts with assets greater than $500 million), subjecting savings associations to rules similar to those currently applied to large commercial banks. The repeal is effective for tax years beginning after 1995. Bad debt reserves accumulated since 1987 are subject to recapture as taxable income over a six-year period beginning in 1996. However, thrifts may defer recapture for up to two years if the amount of mortgage loans originated in 1996 and 1997 equals or exceeds the average amount of mortgages originated in the six years prior to 1996. Based upon 1996 originations and anticipated 1997 originations, the Bank expects to qualify for the two-year deferral under this originations test, and thus anticipates recapturing its post-1987 bad debt reserve over a six-year period beginning in 1998. The bad debt deduction for 1996 was determined under the specific charge-off method, which allows a tax deduction for loans determined to be wholly or partially worthless.

     Prior to 1996, a savings institution which met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to take deductions for additions to reserves for bad debts, rather than recognizing deductions for specific loans as they became worthless. A qualifying savings institution was allowed to make annual additions to such reserves based upon the institution's actual loan loss experience (the "experience method"). Alternatively, a qualifying savings institution could elect to compute the allowable addition to its bad debt reserve for qualifying real property loans (generally, loans secured by an interest in improved real estate) as a percentage of the institution's taxable income (the "percentage-of-taxable-income method"). In 1995 and 1994, the Bank based its bad debt deduction on the percentage-of-taxable-income method. As discussed above, this method was repealed for years beginning after 1995.

     Under applicable provisions of the Code, a savings institution organized in stock form whose accumulated reserve for losses on qualifying real property loans exceeds the reserve as calculated under the experience method may be subject to recapture taxes on such reserve if it makes certain types of distributions to its stockholders. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed the savings institution's current or post-1951 accumulated earnings and profits as calculated for federal income tax purposes. Stock redemptions, dividends paid in excess of the savings institution's current or post-1951 accumulated earnings and profits as calculated for tax purposes, and other distributions made with respect to the savings institution's stock (and the taxes deemed to be attributable thereto), however, are deemed under applicable sections of the Code to be made from the savings institution's tax bad debt reserves to the extent that such reserves exceed the amount that could have been accumulated under the experience method. Thus, certain distributions to stockholders that are treated as having been paid from the reserve for losses on qualifying real property loans could result in a federal recapture tax. The Bank, however, has not in the past made distributions that resulted in federal recapture tax under these rules and does not expect to make any such distributions in the foreseeable future.

     In addition to the regular corporate income tax, corporations, including qualifying savings institutions, are subject to an alternative minimum tax. This 20% tax is computed with respect to the corporation's regular taxable income (with certain adjustments), as increased by tax preference items ("alternative minimum taxable income") and will apply to the extent that it exceeds the corporation's regular tax liability. Prior to 1996, a tax preference item common to savings institutions was the excess, if any, of the institution's annual tax bad debt deduction calculated under the reserve method over the deduction that would have been available under the experience method. In addition, in computing a corporation's alternative minimum taxable income, the corporation's regular taxable income is required to be increased by 75% of the excess of the corporation's current earnings and profits (subject to certain adjustments) over the corporation's alternative minimum taxable income determined prior to this adjustment and without regard to the alternative tax net operating loss deduction. A corporation that incurs alternative minimum tax generally is entitled to take such tax as a credit against its regular tax in subsequent years to the extent that the corporation's regular tax liability in such subsequent years (reduced by certain other tax credits) exceeds the corporation's so-called "tentative minimum tax" (generally, an amount computed by multiplying the corporation's alternative minimum taxable income for the year by the then-applicable rate for the alternative minimum tax).

     State. The California franchise tax applicable to the Bank is a variable rate tax, computed under a formula which results in a rate higher than the rate applicable to non-financial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). The variable tax rate was 11.3% for 1996, and declines to 10.84% in 1997. Downey Financial Corp. and its wholly owned subsidiaries file California franchise tax returns on a combined reporting basis. Additional state tax returns are filed on a separate-entity basis in Arizona, Colorado, and Illinois, for property owned in those states.

     Downey's federal income and state franchise tax returns have been audited by the Internal Revenue Service and the California Franchise Tax Board, respectively, for all years through 1989. Federal tax returns for years 1990 - 1994 are currently under examination. Downey believes it has established appropriate liabilities for any resulting deficiencies. State franchise tax returns for years subsequent to 1989 remain open to review.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect Downey's financial results and operations and should be considered in evaluating Downey.

     Economic Conditions and Geographic Concentrations. Downey is headquartered in Southern California, and its operations are concentrated in Southern and Northern California. As a result of this geographic concentration, Downey's results depend largely upon economic conditions in these areas, which have been relatively volatile over the last several years. While the California economy recently has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have a material adverse impact on the quality of Downey's loan portfolio and the demand for its products and services.

     Interest Rates. Downey anticipates that interest rate levels will remain generally constant in 1997, but if interest rates vary substantially from present levels, Downey's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

     Government Regulation and Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation.
Significant new laws or changes in, or repeals of, existing laws may cause Downey's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for Downey, primarily through open market operations in United States government securities, the discount rate for borrowings and reserve requirements, and a material change in these conditions would be likely to have a material impact on Downey's results.

     Competition. The banking and financial services business in Downey's market areas are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Downey's results may differ if circumstances affecting the nature or level of competition change.

     Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Downey has adopted underwriting and loan monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying Downey's loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect Downey's results.

ITEM 2. PROPERTIES

BRANCHES

     The executive offices of both Downey and the Bank are located at 3501 Jamboree Road, Newport Beach, California 92660, in a six-story building containing approximately 320,000 square feet. Part of the first floor houses a branch office of the Bank. Certain departments (warehousing, record retention, etc.) are located in other owned and leased facilities in Orange County, California. The majority of Downey's administrative operations, however, are located in the headquarters building.

     At December 31, 1996, Downey owned the building and land occupied by 48 of its branches and owned one building on leased land. Downey leases branches in 24 locations (including 17 supermarket locations) with leases expiring at various dates through November 2001, with options to extend the term. In 1996, Downey purchased land for two new branch locations opening in 1997 and one existing branch relocating in 1997.

     The net book value of the owned branches, including the one on leased land, totaled $84.1 million at December 31, 1996, and the net book value of the leased branch offices totaled $1.2 million at December 31, 1996. The net book value of Downey's furniture and fixtures, including electronic data processing equipment, was $11.4 million at December 31, 1996.

     For additional information regarding Downey's offices and equipment, see Notes 1 and 10 of Notes to the Consolidated Financial Statements on page 57 and page 73, respectively.

ELECTRONIC DATA PROCESSING

     Downey utilizes a mainframe computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of Downey's electronic data processing equipment, including personal computers and software, was $7.5 million at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

     Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Downey's Common Stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange ("PSE") with the trading symbol "DSL." At February 28, 1997, Downey had approximately 978 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 25,460,954 outstanding shares of common stock. The following table sets forth for the quarters indicated the range of high and low sale prices per share of the common stock of Downey as reported on the NYSE Composite Tape, with prior periods adjusted for a three-for-two stock split effected in the form of a stock dividend in December 1996.

                                                    1996                                                  1995
                             --------------------------------------------------  ------------------------------------------------
                                 4th          3rd          2nd          1st          4th          3rd          2nd          1st
                               Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------------------------
High .................       $   19.63    $   16.83    $   16.00    $   16.00    $   16.03    $   13.89    $   11.75    $   10.56
Low ..................           16.67        13.50        13.50        13.75        12.63        11.34        10.16         9.44
End of Period ........           19.63        16.83        14.58        15.67        14.50        12.70        11.59        10.16

     During 1996 and 1995, Downey paid quarterly cash dividends totaling $0.320 and $0.305 per share, aggregating $8.1 and $7.8 million, respectively. On February 21, 1997, Downey paid a $0.08 per share cash dividend, aggregating $2.0 million.

     Downey may pay additional dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors' policy is to consider the declaration of dividends on a quarterly basis.

     The payment of dividends by the Bank is subject to OTS regulations. "Safe-harbor" amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For institutions, such as the Bank, that meet their current and fully-phased-in capital requirements, the safe harbor amount is the greater of (i) 75% of net income for the prior four quarters; or (ii) the sum of (a) the current year's net income and (b) the amount that causes the excess of the institution's total capital-to-risk weighted assets ratio over 8% to be only one-half of such excess at the beginning of the year. Institutions can distribute amounts in excess of the safe-harbor amounts only with the prior approval of the OTS.

ITEM 6.       SELECTED FINANCIAL DATA

(Dollars In Thousands, Except Per Share Data)                    1996           1995           1994           1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
Total interest income ....................................   $  346,360     $  318,828     $  228,970     $  220,745     $  259,212
Total interest expense ...................................      211,765        214,238        122,601        109,973        142,786
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income ...................................      134,595        104,590        106,369        110,772        116,426
   Provision for loan losses .............................        9,137          9,293          4,211          1,085          8,729
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses ...      125,458         95,297        102,158        109,687        107,697
-----------------------------------------------------------------------------------------------------------------------------------
Other income, net:
   Loan and deposit related fees .........................        7,435          5,546          5,310          6,175          7,281
   Real estate and joint ventures held for investment, net        8,241         11,192          9,530          4,769          5,112
   Net gains (losses) on sales of:
     Loans and mortgage-backed securities ................        1,543            266            114          1,665         (2,588)
     Investment securities ...............................        4,473            (15)          --             --               25
   (Provision for) reduction of loss on investment in ....         --              207           (920)        (2,184)          --
   lease residual
   Other .................................................        3,507          3,403          3,703          4,609          5,054
-----------------------------------------------------------------------------------------------------------------------------------
   Total other income, net ...............................       25,199         20,599         17,737         15,034         14,884
-----------------------------------------------------------------------------------------------------------------------------------
Operating expense:
   General and administrative expense ....................       86,460         74,470         75,566         73,502         72,624
   SAIF special assessment ...............................       24,644           --             --             --             --
   Net operation of real estate acquired in settlement of
     loans ...............................................        2,567          4,206          3,595          2,337           (105)
   Amortization of excess of cost over fair value of net
     assets acquired .....................................          532            530            532            532            555
-----------------------------------------------------------------------------------------------------------------------------------
   Total operating expense ...............................      114,203         79,206         79,693         76,371         73,074
-----------------------------------------------------------------------------------------------------------------------------------
Net income ...............................................       20,704 (1)     21,093         23,532         43,666 (2)     41,850

Loans originated .........................................    1,583,784        637,490      1,810,096      1,104,252      1,147,036
Loans and mortgage-backed securities purchased ...........       30,296         44,194        196,255         19,625            671
Loans and mortgage-backed securities sold ................      166,503        102,097         45,770        153,146        417,455

Effective interest rate spread ...........................        2.96%          2.35%          3.02%          3.47%          3.66%

AT DECEMBER 31:
Total assets .............................................   $5,198,157     $4,656,267     $4,650,651     $3,467,155     $3,478,333
Total loans and mortgage-backed securities ...............    4,729,846      4,169,474      4,188,539      2,917,109      2,765,508
Investments and cash equivalents .........................      222,255        237,904        215,960        313,989        439,584
Deposits .................................................    4,173,102      3,790,221      3,557,398      3,068,929      3,108,386
Borrowings ...............................................      595,345        436,218        674,776         13,718         14,508
Stockholders' equity .....................................      391,571        384,072        366,187        351,470        313,462
Loans serviced for others ................................      576,044        527,234        468,123        503,711        553,971
Allowance for loan losses as a percentage of .............       66.84%         35.67%         49.29%         47.72%         45.30%
non-performing loans
Non-performing assets as a percentage of total assets ....        1.19           2.09           1.41           2.01           1.94

SELECTED RATIOS:
Return on average assets .................................        0.43% (1)      0.45%          0.62%          1.25% (3)      1.18%
Return on average equity .................................         5.3  (1)       5.7            6.6           12.8  (3)      14.1
Dividend payout ratio ....................................        39.3           36.8           33.0           12.9           12.3
Capital ratios:
   Average stockholders' equity to average assets ........         8.1            7.9            9.5            9.7            8.3
   Core and tangible capital .............................         6.6            7.3            7.2            9.5            8.1
   Risk-based capital ....................................        12.7           14.3           14.2           17.0           14.4

PER SHARE DATA: (4)
Earnings per share .......................................       $ 0.81 (1)     $ 0.83         $ 0.92         $ 1.72 (2)     $ 1.64
Book value per share at end of period ....................        15.38          15.09          14.38          13.81          12.31
Stock price at end of period .............................        19.63          14.50           9.61          12.63           9.53
Cash dividends paid ......................................        0.320          0.305          0.305          0.222          0.203

(1) Excluding the SAIF special assessment, net income would have been $34.7 million or $1.36 per share and the returns on average assets and average equity would have been 0.73% and 9.0%, respectively.
(2) Includes $15.1 million, or $0.59 per share, cumulative benefit from the adoption of SFAS 109, Accounting for Income Taxes.
(3) Excluding SFAS 109 benefit, the returns on average assets and average equity would have been 0.82% and 8.39%, respectively.
(4) Adjusted for three-for-two stock split effected in the form of a stock dividend paid in December 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. Downey's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which Downey conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business - Factors that May Affect Future Results" on page 19.

                                    OVERVIEW

     Net income for 1996 totaled $20.7 million or $0.81 per share and included a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). The one-time SAIF assessment totaled $24.6 million ($14.0 million or $0.55 per share on an after-tax basis) and was mandated for all institutions insured by the Federal Deposit Insurance Corporation ("FDIC") as part of its SAIF. With SAIF now recapitalized, 1997 deposit premiums will be lower. Excluding the one-time SAIF assessment, net income for 1996 would have been $34.7 million or $1.36 per share, up 64.7% from $21.1 million or $0.83 per share in 1995 and $23.5 million or $0.92 per share in 1994.

     Excluding the one-time SAIF assessment, the increase in 1996 net income from 1995 primarily reflected higher net interest income. Net interest income increased $30.0 million or 28.7% due to both a higher effective interest spread and higher average earning assets. Also contributing to the increase in net income between years was a $4.6 million increase in other income and a $1.6 million decline in the net expense associated with the operation of real estate acquired in settlement of loans. The increase in other income reflected several factors. Favorably impacting other income were increases of $4.5 million in net gains from sales of investment securities, $1.8 million in loan and deposit related fees, and $1.3 million in net gains from sales of loans. These favorable other income items were partially offset by a decline of $3.0 million in income from real estate held for investment as net gains from sales of wholly owned real estate were lower in 1996. The favorable impact of higher net interest and other income, and lower net expense associated with the operation of real estate acquired in settlement of loans was partially offset by an increase of $12.0 million in general and administrative expense. The increase in general and administrative expense was primarily associated with expansion into supermarket banking and commercial banking as well as increased single family and auto lending volumes.

     Assets increased $542 million or 11.6% during 1996 to $5.2 billion at year end, whereas asset growth was constrained in 1995 following record asset growth in 1994 when assets increased $1.2 billion or 34.1%. Single family loan originations more than doubled from $0.5 billion in 1995 to $1.25 billion in 1996. In addition to single family loans, $330.4 million of other loans were originated including $201.0 million of auto loans and $71.7 million of construction loans.

     Asset growth was primarily funded with deposits as deposits increased 10.1% to $4.2 billion at December 31, 1996. Branch generated deposits increased $472.9 million or 12.8%, while all remaining Wall Street generated deposits matured and were not renewed. Of the branch generated increase, $92.8 million was associated with 17 supermarket branches opened since mid-June and $43.1 million with 4 new traditional branches opened during the year.

     Non-performing assets totaled $62.0 million or 1.19% of assets at December 31, 1996, down from $97.2 million or 2.09% of assets at December 31, 1995. The decline in non-performing assets was spread throughout most categories but primarily reflected the return to accrual status of one large commercial real estate loan secured by a Northern California shopping center which had been placed on non-accrual status during the first quarter of 1995 when the borrower declared bankruptcy. A detailed review of all criticized, classified, watch and non-performing assets is performed at least semi-annually. One-to-four unit residential loans with balances greater than $750,000 and all other assets greater than $500,000 are reviewed annually. The combined provisions for loan and real estate losses, including real estate held for investment and acquired in settlement of loans, totaled $7.5 million for 1996, compared to $8.9 million in 1995 and $4.8 million in 1994.

     At December 31, 1996, the Bank met and exceeded all three regulatory capital tests, with capital-to-asset ratios of 6.56% in tangible and core capital and 12.66% in risk-based capital. These capital levels are well above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see "Business - Regulation - Deposit Insurance" on page 11,
"Investments in Real Estate and Joint Ventures" on page 33 and "Regulatory Capital Compliance" on page 48.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the difference between the interest and dividends earned on loans, mortgage-backed securities and investment securities ("interest-earning assets") and the interest paid on deposits and borrowings ("interest-bearing liabilities"). Net interest income is affected principally by the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and by the relative dollar amounts of such assets and liabilities.

     Net interest income was $134.6 million in 1996, up $30.0 million or 28.7% from 1995 and $28.2 million or 26.5% greater than 1994. The 1996 improvement over 1995 primarily reflected a higher effective interest spread. The effective interest spread averaged 2.96% in 1996, up from 2.35% in 1995 but down from 3.02% in 1994. The increase in the effective interest spread during 1996 reflected several factors including a growing proportion of higher yielding automobile loans, a lower proportion of ARMs in their initial low incentive period, and a decline in the cost of funding sources. Also contributing to the 1996 increase in net interest income was a 2% increase in average earning assets to $4.55 billion. This followed a 26% increase in average earning assets in 1995.

     Interest from Downey's loans and mortgage-backed securities accounted for 96% of Downey's interest income in 1996, compared to 95% in 1995 and 1994. Interest and dividends on investments, including yield maintenance on covered assets, amounted to $12.3 million in 1996, as compared to $14.4 million in 1995 and $11.7 million in 1994.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and resultant yields, the interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net earning balance (the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities) for the periods indicated. Non-accrual loans are included in the average interest-earning assets balance. Interest from non-accrual loans is included in interest income only to the extent that payments were received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Average balances are computed using a monthly average balance during the period. The effective interest rate spread, which reflects a savings association's  relative  level of  interest-earning  assets to  interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities,
(ii) divided by average interest-earning assets for the period. The table also sets forth the net interest income, the interest rate spread and the effective interest rate spread.

                                                 1996                            1995                             1994
                                    -----------------------------------------------------------------------------------------------
                                                           Average                         Average                         Average
                                     Average               Yield/     Average              Yield/     Average              Yield/
(Dollars In Thousands)               Balance     Interest   Rate      Balance    Interest   Rate      Balance    Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans (1) ....................   $4,269,136   $329,746   7.72%   $4,175,085   $300,734   7.20%   $3,241,390   $213,051   6.57%
   Mortgage-backed securities           64,957      4,317   6.65        63,772      4,311   6.76        80,404      4,768   5.93
   Investment securities ........      215,364     12,297   5.71       215,672     13,783   6.39       199,240     11,151   5.60
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets    4,549,457    346,360   7.61     4,454,529    318,828   7.16     3,521,034    228,970   6.50
Non-interest-earning assets......      240,191                         263,430                         268,675
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                    $4,789,648                      $4,717,959                      $3,789,709
===================================================================================================================================
Interest-bearing liabilities:
   Deposits .....................   $3,892,981   $184,402   4.74%   $3,758,948   $180,859   4.81%   $3,153,777   $109,995   3.49%
   Borrowings ...................      457,890     27,363   5.98       523,417     33,379   6.39       226,316     12,606   5.57
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities ...............    4,350,871    211,765   4.87      4,282,365   214,238   5.00     3,380,093    122,601   3.63
Non-interest-bearing liabilities        50,590                           64,880                         50,868
Stockholders' equity ............      388,187                          370,714                        358,748
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity ......   $4,789,648                       $4,717,959                     $3,789,709
===================================================================================================================================
Net interest income/interest
  rate spread ...................                $134,595   2.74%                $104,590   2.16%                $106,369   2.87%
Excess of interest-earning
  assets over interest-bearing
  liabilities ...................   $  198,586                       $  172,164                     $  140,941
Effective interest rate spread ..                           2.96                            2.35                            3.02
===================================================================================================================================

(1) Included in loan interest income for 1994 were $5.1 million of higher than usual income distributions from agreements in which Downey shares in the net cash flows of certain shopping centers which Downey currently, or in the past, financed. Excluding that income, the average loan yield, interest earning asset yield, and effective interest spread would have been 6.41%, 6.36% and 2.88%, respectively.

     Changes in Downey's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and expense for Downey for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in rate (changes in rate multiplied by old volume), (ii) changes in volume (changes in volume multiplied by old rate) and (iii) change in rate-volume (change in rate multiplied by change in volume). Interest-earning asset and liability balances in the calculations are computed using monthly average balances.

                                                                     Volume/Rate Analysis
                                       ---------------------------------------------------------------------------------------------
                                                   1996 versus 1995                             1995 versus 1994
                                                    Changes Due To                               Changes Due To
                                       --------------------------------------------    ---------------------------------------------
                                                                Rate/                                           Rate/
(In Thousands)                          Volume       Rate       Volume       Net        Volume       Rate       Volume       Net
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans ...........................   $  6,775    $ 21,747    $    490    $ 29,012    $ 61,371    $ 20,428    $  5,884    $ 87,683
   Mortgage-backed securities ......         80         (73)         (1)          6        (986)        667        (138)       (457)
   Investment securities ...........        (20)     (1,468)          2      (1,486)        920       1,582         130       2,632
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income .........      6,835      20,206         491      27,532      61,305      22,677       5,876      89,858
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits ........................      6,449      (2,806)       (100)      3,543      21,107      41,746       8,011      70,864
   Borrowings ......................     (4,184)     (2,094)        262      (6,016)     16,549       1,826       2,398      20,773
------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense ........      2,265      (4,900)        162      (2,473)     37,656      43,572      10,409      91,637
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income ......   $  4,570    $ 25,106    $    329    $ 30,005    $ 23,649    $(20,895)   $ (4,533)   $ (1,779)
====================================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $9.1 million in 1996, as compared to $9.3 million in 1995 and $4.2 million in 1994. The provision for loan losses exceeded net loan charge-offs by $2.2 million primarily reflecting growth in single family residential and automobile loans.

     For further information, see "Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 44.

OTHER INCOME

     Other income totaled $25.2 million in 1996, compared to $20.6 million in 1995 and $17.7 million in 1994. The increase in 1996 reflected several factors. Favorably impacting other income were increases of $4.5 million in net gains from sales of investment securities, $1.9 million in loan and deposit related fees, and $1.3 million in net gains from the sales of loans. Partially offsetting those increases was a $3.0 million decline in income from real estate held for investment. Below is a discussion of the major other income categories.

Loan and Deposit Related Fees

     Loan and deposit related fees totaled $7.4 million in 1996, compared to $5.5 million in 1995 and $5.3 million in 1994. As depicted in the following table, the current year reflected an increase in both loan and deposit related fees, the latter primarily the result of higher fees from automated teller machines.

 (In Thousands)                                     1996        1995       1994
--------------------------------------------------------------------------------
Loan related fees .............................     $2,496     $1,508     $1,513
Deposit related fees ..........................      4,939      4,038      3,797
--------------------------------------------------------------------------------
   Total loan and deposit related fees ........     $7,435     $5,546     $5,310
================================================================================

Real Estate and Joint Venture Operations Held for Investment

     Income from real estate and joint venture operations totaled $8.2 million in 1996, compared to $11.2 million in 1995 and $9.5 million in 1994. The table below sets forth the key components comprising income from real estate and joint venture operations.

(In Thousands)                                                               1996         1995         1994
-------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations net of expenses of wholly owned real estate ....     $  2,417     $  3,711      $  4,507
   Equity in net income (loss) from joint ventures ..................           55       (1,676)        1,512
   Interest from joint venture ......................................        2,071        1,702         1,579
-------------------------------------------------------------------------------------------------------------

      Total operations, net .........................................        4,543        3,737         7,598
Net gains on sales of wholly owned real estate ......................          392        4,539           532
Recovery of losses on real estate and joint ventures ................        3,306        2,916         1,400
-------------------------------------------------------------------------------------------------------------

      Income from real estate and joint venture operations ..........     $  8,241     $ 11,192      $  9,530
=============================================================================================================

     The decrease during 1996 primarily reflected a decline of $4.1 million to $0.4 million in net gains on the sales of wholly owned real estate. In addition, as a result of the sale of two properties in 1995, rental operations net of expenses of wholly owned real estate declined $1.3 million to $2.4 million. Offsetting these items was an improvement in equity in net income from joint ventures of $1.7 million due primarily to a gain from the sale of a property, and an increase of $0.4 million in the recovery of losses on real estate and joint ventures due to further improvements in the value of certain real estate investments.

     For additional information, see "Investments in Real Estate and Joint Ventures" on page 33, "Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 44, and Note 8 of Notes to the Consolidated Financial Statements on page 69.

Secondary Marketing Activities

     Sales of loans and mortgage-backed securities originated by Downey increased in 1996 to $161.9 million from $80.7 million in 1995 and $45.8 million in 1994. Gains associated with those sales totaled $1.5 million in 1996, compared to $0.3 million in 1995 and $0.1 million in 1994. The current year gain includes $1.0 million related to the capitalization of mortgage servicing rights in accordance with the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65" ("SFAS 122").

     Loan servicing fees from Downey's portfolio of loans serviced for others totaled $1.4 million for 1996, down from $1.5 million in 1995 and 1994. Loan servicing fee income in 1996 includes a charge of $179,000 related to the amortization of capitalized mortgage servicing rights and a provision for impairment losses on such mortgage servicing rights totaling $101,000 in accordance with SFAS 122. At December 31, 1996, Downey serviced $576.0 million of loans for others, compared to $527.2 million at December 31, 1995, and $468.1 million at December 31, 1994.

Net Gains (Losses) on Sales of Investment Securities

     Gains on sales of investment securities totaled $4.5 million in 1996, compared to a loss of $15,000 in 1995. The gain in the current year was from the sale of U.S. Treasury securities carried in the available for sale portfolio.

Provision for Loss on Investment in Lease Residual

     Certain mainframe computer equipment Downey leased to others was sold in 1995 upon termination of the lease resulting in a provision reduction of $0.2 million. This compares to a provision for losses of $0.9 million in 1994.

Other Category

     The all other category of other income totaled $2.1 million in 1996, compared to $1.9 million in 1995 and $2.2 million in 1994.

OPERATING EXPENSES

     Operating expenses totaled $114.2 million in 1996 which included a one-time SAIF assessment of $24.6 million. Excluding that assessment, operating expense would have totaled $89.6 million as compared to $79.2 million in 1995 and $79.7 million in 1994. The increase was primarily explained by higher general and administrative costs. Factors contributing to the increase were higher costs associated with expansion into supermarket banking and commercial banking, as well as increased single family and auto lending volumes. The increase in general and administrative expense was partially offset by a decline in costs associated with the net operation of real estate acquired through foreclosure, as such operations resulted in a net expense of $2.6 million in 1996 compared to $4.2 million in 1995.

(In Thousands)                                                                1996          1995            1994
-------------------------------------------------------------------------------------------------------------------
General and administrative expense .....................................   $ 86,460        $ 74,470        $ 75,566
SAIF special assessment ................................................     24,644            --              --
Net operation of real estate acquired in settlement of loans ...........      2,567           4,206           3,595
Amortization of excess of cost over fair value of net assets acquired ..        532             530             532
-------------------------------------------------------------------------------------------------------------------

      Total operating expense ..........................................   $114,203        $ 79,206        $ 79,693
===================================================================================================================

PROVISION FOR INCOME TAXES

     Downey's effective tax rate for 1996 was 43.2%, up from 42.5% in 1995 and 41.5% in 1994. This increase resulted primarily from the effect of certain permanent differences between income reported for tax purposes and income reported for financial statement purposes, and the manner in which taxable income is allocated among the states in which Downey and its subsidiaries do business.

     See Notes 1 and 18 of Notes to the Consolidated Financial Statements on pages 57 and 78, respectively, for a further discussion of income taxes and an explanation of the factors which impact Downey's effective tax rate.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Loans and mortgage-backed securities, including those held for sale, totaled $4.7 billion, or 91.0% of assets at December 31, 1996. This represents an increase of $560.4 million or 13.4% from the $4.2 billion at December 31, 1995.

     The table below presents information regarding interest rates and fees collected on loans originated during the periods indicated.

(Dollars in Thousands)                                             1996          1995          1994            1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
Average interest rate on new loans .......................         6.06%         6.99%          4.94%           5.53%        6.81%
Average total loan origination fees on new loans .........         0.79          1.08           0.85            0.63         0.63
Total loan fees (net of costs) and discounts (net
    of premiums) deferred during the year ................     $  (4,525)      $   880      $  (7,861)      $   1,572      $  (485)
===================================================================================================================================

     Beginning in 1992, average loan origination fees decreased significantly due primarily to the origination of a large volume of one-to-four unit residential ARMs associated with transactions for which no origination fees were charged. In ARM transactions for which no origination fees are charged, Downey receives a larger margin over the index to which the loan pricing is tied than in those in which fees are charged. In addition, such loans are subject to a prepayment fee if prepaid within the first three years. This trend towards loans with no origination fees has generally resulted in deferrable loan origination costs exceeding loan origination fees except in 1995 and 1993 which included increases in interest buydowns, or discounts, on new real estate loans.

     Residential one-to-four unit ARM originations (including loans purchased through correspondent lending relationships) were $1.1 billion during 1996, compared to $443.8 million and $1.8 billion in 1995 and 1994, respectively. Refinancing activities (including new loans to refinance loans originated by Downey and other lenders) increased during 1996, constituting 35% of originations during the year compared to 31% and 41% during 1995 and 1994, respectively. At December 31, 1996, one-to-four unit ARMs constituted 81.9% of the total loan and mortgage-backed securities portfolio, compared to 83.6% at December 31, 1995. As market interest rates began to rise in 1994 and 1995, one-to-four unit residential borrower preference changed from being predominantly interested in ARMs tied to the one-year constant maturity Treasury ("CMT") index, a market rate index, to ARMs tied to COFI, an index which lags the movement in market interest rates. For the year, 79% of one-to-four unit originations for investment represented monthly adjusting COFI ARMs which provide for negative amortization, 15% represented COFI ARMs which reprice every six months but do not provide for negative amortization, with the balance represented by a variety of other pricing terms. At December 31, 1996, $1.8 billion of one-to-four unit ARMs were subject to negative amortization of which $14.7 million represented the amount of negative amortization added to the unpaid loan balance. For further information, see "Business - Lending Activities
- Residential Real Estate Lending" on page 3.

     Originations of commercial real estate loans totaled $1.5 million in 1996, compared to $10.6 million in 1995 and $18.9 million in 1994. Substantially all of the commercial real estate lending in these years was to facilitate the sale of real estate investments by the Bank and DSL Service Company. Originations of loans secured by multi-family properties totaled $19.7 million in 1996, compared to $0.5 million in 1995 and $19.3 million in 1994.

     During 1996, Downey originated $71.7 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $28.9 million in 1995 and $14.8 million in 1994. Originations of land development loans totaled $10.5 million in 1996, compared to $12.9 million in 1995.

     Originations of non-mortgage commercial loans increased to $11.8 million in 1996 from $1.1 million in 1995 as a result of Downey's expansion into commercial banking. For the year, 79% of originations represented secured loans.

     In 1995, Downey commenced an indirect lending program through preapproved automobile dealers to finance consumer purchases of new and used automobiles. These loans are fixed rate with maturities generally up to five years. Originations of automobile loans totaled $201.0 million in 1996, compared to $62.2 million in 1995 and $1.9 million in 1994.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities of Downey held for investment, held for sale and held for trading.

(In Thousands)                                                  1996            1995         1994            1993           1992
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
    Residential:
      One-to-four units:
       Adjustable .......................................   $ 1,039,978    $   384,265    $ 1,652,855    $   761,292    $   676,014
       Adjustable - fixed for first three or five years .        19,864         11,846         20,967         26,050        173,638
------------------------------------------------------------------------------------------------------------------------------------
         Total adjustable ...............................     1,059,842        396,111      1,673,822        787,342        849,652
       Fixed ............................................        33,618         13,888          7,411          7,162          2,325
      Five or more units:
       Adjustable .......................................        17,409            128         18,385          8,500          8,820
       Fixed ............................................         2,253            419            953            404          2,000
------------------------------------------------------------------------------------------------------------------------------------
         Total residential ..............................     1,113,122        410,546      1,700,571        803,408        862,797
    Commercial real estate ..............................         1,548         10,629         18,900         51,190         25,584
    Construction ........................................        71,678         28,931         14,785         43,958         18,825
    Land ................................................        10,468         12,906           --             --              825
   Non-mortgage:
    Commercial - secured ................................         9,385           --             --             --               14
    Commercial - unsecured ..............................         2,450          1,115          1,605          3,500            347
    Automobile ..........................................       200,966         62,234          1,869          1,871          1,537
    Other consumer ......................................        14,226         17,633         39,945         38,823         54,214
------------------------------------------------------------------------------------------------------------------------------------
         Total loans originated .........................     1,423,843        543,994      1,777,675        942,750        964,143
Real estate loans purchased (1) .........................           223         44,194        145,117            612            421
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated and purchased ..............     1,424,066        588,188      1,922,792        943,362        964,564
Loan repayments .........................................      (832,713)      (538,217)      (631,836)      (759,881)      (890,724)
Other net changes (2) ...................................       (39,978)       (50,544)       (38,330)       (41,977)        (1,220)
------------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for investment        551,375           (573)     1,252,626        141,504         72,620
Mortgage-backed securities held to maturity, net:
    Purchased ...........................................          --             --             --           19,013           --
    Repayments ..........................................          --           (5,588)       (11,917)       (17,292)       (16,915)
    Transferred to mortgage-backed securities available
      for sale...........................................          --          (33,555)          --             --             --
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in mortgage-backed ........          --          (39,143)       (11,917)         1,721        (16,915)
      securities, net
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-
        backed securities held for investment ...........       551,375        (39,716)     1,240,709        143,225         55,705
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
   Residential, one-to-four units:
    Originated whole loans ..............................       159,941         93,496         32,421        161,502        182,893
    Loans transferred from (to) the investment portfolio          1,791           (100)          --               82           (330)
    Originated whole loans sold .........................      (135,426)       (80,725)       (45,770)      (152,156)       (87,063)
    Loans exchanged for mortgage-backed securities ......       (26,452)          --             --             (990)      (111,646)
    Purchased loans .....................................          --             --             --             --              250
    Purchased whole loans resold ........................          --             --             --             --             (125)
    Other net changes ...................................           (48)           (10)           (16)           (62)           (27)
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans held for sale ....          (194)        12,661        (13,365)         8,376        (16,048)
------------------------------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities, net:
    Received in exchange for loans ......................        26,452           --             --              990        111,646
    Purchased ...........................................        30,073           --           51,138           --             --
    Transferred from mortgage-backed securities held to
      maturity ..........................................          --           33,555           --             --             --
    Sold ................................................       (31,077)       (21,372)          --             (990)      (330,267)
    Repayments ..........................................       (15,661)        (6,862)        (5,263)          --          (26,847)
    Other net changes ...................................          (596)         2,669         (1,789)          --              (11)
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in mortgage-backed
        securities available for sale ...................         9,191          7,990         44,086           --         (245,479)
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and
      mortgage-backed
       securities held for sale and available for sale ..         8,997         20,651         30,721          8,376       (261,527)
------------------------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and mortgage-
      backed securities .................................   $   560,372    $   (19,065)   $ 1,271,430    $   151,601    $  (205,822)
====================================================================================================================================

(1)  Primarily one-to-four unit residential loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolio held for investment, held for sale and held for trading by type of loan at the dates indicated. At December 31, 1996, approximately 99% of Downey's real estate loans were secured by real estate located in California (principally in Los Angeles, Orange, Santa Clara, San Diego and Ventura counties).

                                                                                           December 31,
                                                             -----------------------------------------------------------------------
(In Thousands)                                                    1996          1995           1994          1993           1992
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
   Loans secured by real estate:
     Residential:
       One-to-four units:
         Adjustable ......................................   $ 3,873,577    $ 3,486,774    $ 3,493,435   $ 2,127,312    $ 1,844,223
         Fixed ...........................................       172,871        169,738        194,845       249,274        420,909
------------------------------------------------------------------------------------------------------------------------------------
           Total one-to-four units .......................     4,046,448      3,656,512      3,688,280     2,376,586      2,265,132
       Five or more units:
         Adjustable ......................................        43,050         44,438         48,782        37,819         32,128
         Fixed ...........................................        13,857         12,883         15,000        35,686         37,958
     Commercial real estate:
       Adjustable ........................................       158,656        170,498        178,377       201,406        104,244
       Fixed .............................................       101,953        100,085        116,041       139,621        160,123
     Construction ........................................        66,651         28,593         11,367        37,180         82,186
     Land ................................................        21,177         21,867          9,822        11,826         15,817
   Non-mortgage:
     Commercial:
       Secured ...........................................         9,610            250            225           253          1,395
       Unsecured .........................................        12,526         12,614         12,750         7,976         19,397
     Consumer:
       Automobile ........................................       202,186         56,127          3,028         3,274          4,577
       Other consumer ....................................        47,281         50,945         53,241        48,580         42,915
------------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment .................     4,723,395      4,154,812      4,136,913     2,900,207      2,765,872
   Increase (decrease) for:
     Undisbursed loan funds ..............................       (49,250)       (29,942)       (13,872)      (18,019)       (21,044)
     Deferral of fees and discounts, net of costs ........        11,663          7,412          7,468        (3,067)        (5,621)
     Allowance for estimated loss ........................       (30,094)       (27,943)       (25,597)      (26,835)       (28,425)
------------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net ............     4,655,714      4,104,339      4,104,912     2,852,286      2,710,782
------------------------------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities held to maturity, net:
     Adjustable ..........................................          --             --           19,897        25,352         12,678
     Fixed ...............................................          --             --           19,246        25,708         36,661
------------------------------------------------------------------------------------------------------------------------------------
       Total mortgage-backed securities held to
         maturity, net ...................................          --             --           39,143        51,060         49,339
------------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
           held for investment ...........................     4,655,714      4,104,339      4,144,055     2,903,346      2,760,121
------------------------------------------------------------------------------------------------------------------------------------
SALE AND TRADING PORTFOLIOS, NET:
   Loans held for sale (all one-to-four units):
     Adjustable ..........................................         1,145            238           --            --             --
     Fixed ...............................................        11,720         12,821            398        13,763          5,387
------------------------------------------------------------------------------------------------------------------------------------
       Total loans held for sale .........................        12,865         13,059            398        13,763          5,387
   Mortgage-backed securities available for sale
     Adjustable ..........................................        23,620         34,355         44,086          --             --
     Fixed ...............................................        37,647         17,721           --            --             --
------------------------------------------------------------------------------------------------------------------------------------
       Total mortgage-backed securities available for sale        61,267         52,076         44,086          --             --
------------------------------------------------------------------------------------------------------------------------------------
           Total loans and mortgage-backed securities
              held for sale and available for sale .......        74,132         65,135         44,484        13,763          5,387
------------------------------------------------------------------------------------------------------------------------------------
           Total loans and mortgage-backed securities ....   $ 4,729,846    $ 4,169,474    $ 4,188,539   $ 2,917,109    $ 2,765,508
====================================================================================================================================

     The table below sets forth the scheduled contractual maturities of Downey's total loan and mortgage-backed securities portfolios as of December 31, 1996.

                                 Within          1-2         2-3          3-5          5-10       10-15        Beyond
(In Thousands)                   1 year         years       years        years        years       years       15 years      Total
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units:
       Adjustable (1) .......  $   35,106   $   37,796   $   40,692   $   90,977   $  295,924   $  428,095   $2,946,132   $3,874,722
       Fixed (1) ............       3,020        3,301        3,609        8,260       28,410       44,371       93,620      184,591
     Five or more units:
       Adjustable ...........         681          736          796        1,791        5,912        8,730       24,404       43,050
       Fixed ................         548          601          660        1,522        5,318        5,208         --         13,857
   Commercial real estate:
     Adjustable .............       4,758        5,156        5,587       12,616       42,015       62,782       25,742      158,656
     Fixed ..................       4,960        5,432        5,950       13,656       47,296       24,659         --        101,953
   Construction -
     adjustable .............      66,651         --           --           --           --           --           --         66,651
   Land:
     Adjustable .............      18,186        2,745         --           --           --           --           --         20,931
     Fixed ..................          10           11           12           28          101           84         --            246
Non-mortgage:
   Commercial:
     Secured ................       8,581          372          405          252         --           --           --          9,610
     Unsecured ..............      11,257        1,269         --           --           --           --           --         12,526
   Automobile ...............      45,759       51,292       57,495       47,640         --           --           --        202,186
   Consumer and other (2) ...       1,549        1,760        2,001          913       41,058         --           --         47,281
------------------------------------------------------------------------------------------------------------------------------------
     Total loans ............     201,066      110,471      117,207      177,655      466,034      573,929    3,089,898    4,736,260
Mortgage-backed securities,
  net .......................       1,073        1,153        1,239       24,888        6,721        9,728       16,465       61,267
------------------------------------------------------------------------------------------------------------------------------------
     Total loans and
       mortgage-backed
       secuities ............  $  202,139   $  111,624   $  118,446   $  202,543   $  472,755   $  583,657   $3,106,363   $4,797,527
====================================================================================================================================

(1)  Includes loans held for sale.
(2) Includes home equity line of credit loans which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

     At December 31, 1996, the maximum amount the Bank could have loaned to any one borrower (and related entities) under regulatory limits was $61.4 million, or $102.4 million for loans secured by readily marketable collateral, compared to $59.0 million and $98.4 million, respectively, at December 31, 1995. The Bank does not expect that these regulatory limitations will adversely impact its proposed lending activities during 1997.

INVESTMENT SECURITIES

     The following table sets forth the composition of Downey's investment securities portfolio at the dates indicated. In the 1995 fourth quarter, the held to maturity U.S. Treasury and agency portfolio was transferred to available for sale consistent with the "Guide to Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board. In January 1996, approximately $135 million of the U.S. Treasury securities with remaining maturities of four years or less were sold for a pre-tax gain of approximately $4.5 million. Those securities were replaced with a like amount of liquidity eligible investments with five-year maturities.

                                                                              December 31,
                                                ------------------------------------------------------------------------
(In Thousands)                                     1996            1995           1994            1993            1992
------------------------------------------------------------------------------------------------------------------------
Federal funds ............................      $  6,038        $  7,249        $  6,112        $ 38,547        $  8,834
U.S. Treasury and agency securities:
   Held to maturity ......................          --              --           155,109         105,265          95,248
   Available for sale ....................       141,999         164,880            --              --              --
Municipal bonds - held to maturity .......         6,997           7,194            --              --              --
------------------------------------------------------------------------------------------------------------------------

   Total .................................      $155,034        $179,323        $161,221        $143,812        $104,082
========================================================================================================================

     As of December 31, 1996, the maturities of Downey's investment securities and the weighted average yield of those securities were as follows.

                                                                     After 1 Year
                                              1 Year or Less        Through 5 Years       After 5 Years            Total
                                           ------------------------------------------------------------------------------------
                                                       Weighted              Weighted            Weighted              Weighted
                                                        Average               Average             Average               Average
(Dollars in Thousands)                      Amount       Yield      Amount     Yield     Amount    Yield      Amount     Yield
-------------------------------------------------------------------------------------------------------------------------------
Federal funds .........................    $  6,038       4.70%    $  --        -- %    $   --       -- %    $  6,038    4.70%
U.S. Treasury and agency securities ...       9,997       5.45      132,002    5.66         --       --       141,999    5.65
Municipal bonds (1) ...................        --          --         --        --         6,997    6.12        6,997    6.12
-------------------------------------------------------------------------------------------------------------------------------
   Total ..............................    $ 16,035       5.17%    $132,002    5.66%    $  6,997    6.12%    $155,034    5.63%
===============================================================================================================================

(1)  Yields on fully tax-equivalent basis.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center developments, most of which are located in California. In addition, Downey Financial Corp. owns one investment in land which it purchased from DSL Service Company at fair value in 1995. For additional information regarding the location of these real estate investments see Note 8 of Notes to the
Consolidated Financial Statements on page 69. Most of the real estate development projects have been completed and are substantially leased (with a weighted average occupancy of 85% for retail neighborhood shopping centers at December 31, 1996). At December 31, 1996, the Bank had outstanding loans of $77.6 million to such joint ventures.

     In its joint ventures, DSL Service Company is entitled to interest on its equity invested in the project on a priority basis after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. DSL Service Company has obtained personal guarantees from the principals of the developer partners in a number of the joint ventures and generally requires the developer partner to secure any outstanding obligations to the joint venture, such as its portion of operating losses, when the partner is unable to satisfy such obligations on a current basis. Partnership equity
(deficit) accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations.

     As of December 31, 1996, DSL Service Company was the operator and managing joint venture partner for five neighborhood shopping centers and was involved with three developers who were operators of seven retail neighborhood shopping centers. In addition, DSL Service Company was involved with one joint venture partner in the development of a new neighborhood shopping center. All joint venture shopping centers are located in California. DSL Service Company has 12 wholly owned retail neighborhood shopping centers located in California, Arizona and Texas.

     The following table sets forth the condensed balance sheets of DSL Service Company's joint ventures by property type at December 31, 1996, on a historical cost basis. Included in the following condensed balance sheet are allowances for losses recorded by DSL Service Company. These allowances are determined quarterly by means of Downey's internal asset review process. See "Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 44. To the extent the fair market value of the real estate assets is less than the carrying value, then a provision is made to create a valuation allowance for the difference. If such a valuation allowance is needed, it is reflected in the investment accounts for the joint ventures on DSL Service Company's books. Not all of the joint venture investments have valuation allowances as the fair market value of the associated property exceeds its carrying value.

                                                                        Retail
                                                                     Neighborhood
(Dollars In Thousands)                                             Shopping Centers     Commercial      Residential         Total
-----------------------------------------------------------------------------------------------------------------------------------
Cash ............................................................       $     665        $     177        $     936       $   1,778
Projects under development ......................................             719            2,225           10,095          13,039
Completed projects ..............................................          85,742            5,307             --            91,049
Other assets ....................................................           5,982               47              281           6,310
------------------------------------------------------------------------------------------------------------------------------------

       Total assets .............................................       $  93,108        $   7,756        $  11,312       $ 112,176
====================================================================================================================================

Secured notes payable to the Bank ...............................       $  73,598        $   1,694        $   2,306       $  77,598
Secured notes payable to others .................................          19,224            4,471            4,867          28,562
Other liabilities ...............................................           8,207            1,546            1,399          11,152
Equity (deficit):
    DSL Service Company (1) .....................................          10,594             (112)           2,659          13,141
    Allowance for losses recorded by DSL Service Company ........           6,144            1,633             --             7,777
    Other partners' (2) .........................................         (24,659)          (1,476)              81         (26,054)
------------------------------------------------------------------------------------------------------------------------------------

       Total liabilities and equity .............................       $  93,108        $   7,756        $  11,312       $ 112,176
====================================================================================================================================

Number of joint venture projects ................................              13                2                1              16
====================================================================================================================================

(1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(2) The aggregate other partners' deficit of $26.1 million represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. Those allowances totaled $7.8 million at December 31, 1996. At December 31, 1996, the fair value of the real estate assets of certain joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment. Thus, the other partners' deficit of $26.1 million exceeds the amount of valuation allowances established of $7.8 million.

     In January 1997, DSL Service Company completed an all cash sale of four California shopping centers from one joint partnership relationship pursuant to an agreement between DSL Service Company and its joint venture partner. The aggregate assets involved totaled $41.6 million of which $30.8 million was financed by secured notes from the Bank. The sale will result in Downey recognizing an after-tax gain of approximately $2.5 million in first quarter 1997 results. For further information regarding the pro forma regulatory impact of this event see "Regulatory Capital Compliance" on page 48.

     The following table sets forth by property type Downey's wholly owned investments in real estate and related allowances for losses at December 31, 1996.

                                                                             Retail
                                                   Single Family          Neighborhood
(Dollars in Thousands)                            Developments (1)      Shopping Centers         Land            Total
--------------------------------------------------------------------------------------------------------------------------
Wholly Owned Properties:
Investment in wholly owned projects .............     $ 12,483             $ 35,226  (2)      $  7,942  (3)      $ 55,651
Allowance for losses ............................      (11,841)              (5,116)            (5,337)           (22,294)
--------------------------------------------------------------------------------------------------------------------------
Net investment in wholly owned projects .........     $    642             $ 30,110           $  2,605           $ 33,357

Number of projects ..............................            3                   12                 10                 25
==========================================================================================================================

(1) These developments are joint ventures for legal purposes. However, for financial reporting purposes, they are reported as wholly owned as DSL Service Company assumed operating control effective in 1993.
(2) Includes ten free-standing stores that are part of neighborhood shopping centers which amount to $3.9 million and are counted as one project.
(3)  Includes three properties that amount to $6.8 million.

     Real estate investments entail risks similar to those presented by Downey's construction and commercial lending activities. In addition, California courts have imposed warranty-like responsibility upon developers of new housing for defects in structure and the housing site, including soil conditions, which responsibility is not necessarily dependent upon a finding that the developer was negligent. Owners of real property also may incur liabilities with respect to environmental matters, including financial responsibility for clean-up of hazardous waste or other conditions, under various federal and state laws.

     The Bank's various components of equity investments were in compliance with FIRREA limitations since the Bank sold its real estate assets for cash to DSL Service Company during 1994. For further information, see "Business - Real Estate Investments" on page 6.

DEPOSITS

     Deposits increased $382.9 million or 10.1% in 1996, and totaled $4.2 billion at December 31, 1996. All account types increased during the year except money market accounts which decreased $19.1 million. Branch generated deposits increased $472.9 million or 12.8%, while all remaining Wall Street generated deposits matured and were not renewed. Of the branch generated deposits, $92.8 million was associated with 17 supermarket branches opened since mid-June and $43.1 million with four new traditional branches opened during the year. Regular savings accounts increased by $28.9 million and checking accounts increased $17.0 million. The following table sets forth the amounts of savings deposits by various classifications.

                                                                                      December 31,
                                                    --------------------------------------------------------------------------------
                                                             1996                         1995                         1994
                                                    --------------------------------------------------------------------------------
                                                    Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
(Dollars in Thousands)                                 Rate        Amount           Rate        Amount           Rate        Amount
------------------------------------------------------------------------------------------------------------------------------------
Regular passbook ............................          2.90%    $  416,868          2.59%    $  387,986          2.17%    $  370,801
Money market accounts .......................          2.52        100,750          2.30        119,891          2.31        157,157
Checking accounts ...........................          0.74        313,980          0.76        297,014          0.85        282,234
Certificates of deposit:
   Less than 3.00% ..........................          2.65         39,061          2.82         57,786          2.84         33,827
   3.00-3.49 ................................          3.03            723          3.21          1,392          3.29        293,035
   3.50-3.99 ................................          3.99             79          3.75          7,781          3.75        212,154
   4.00-4.49 ................................          4.39         63,577          4.18         99,758          4.23        348,551
   4.50-4.99 ................................          4.87        186,576          4.88        262,065          4.72        335,808
   5.00-5.99 ................................          5.54      2,489,852          5.52      1,863,474          5.38      1,043,588
   6.00-6.99 ................................          6.17        536,307          6.46        596,803          6.30        391,376
   7.00 and greater .........................          7.15         25,329          7.29         96,271          7.46         88,867
------------------------------------------------------------------------------------------------------------------------------------

     Total certificates of deposit ..........          5.56      3,341,504          5.61      2,985,330          4.97      2,747,206
------------------------------------------------------------------------------------------------------------------------------------

     Total deposits .........................          4.86%    $4,173,102          4.81%    $3,790,221          4.23%    $3,557,398
====================================================================================================================================

     The following table shows as of December 31, 1996, certificates of deposit maturities by interest rate categories.

                                 Less
                                 Than        4.00%-       4.50%-       5.00%-       6.00%-       7.00 %                    Percent
(Dollars in Thousands)           4.00%        4.49%        4.99%        5.99%        6.99%     and greater     Total       of Total
------------------------------------------------------------------------------------------------------------------------------------
Within 3 months ...........   $   38,445   $   59,012   $   88,776   $  548,961   $   37,030   $   16,547   $  788,771        23.60%
3 to 6 months .............          402        3,914       65,616      768,760       48,616        4,609      891,917        26.69
6 to 12 months ............          552          318       23,217      857,466      352,655          651    1,234,859        36.95
12 to 24 months ...........          380          189        5,542      274,017       76,137        1,477      357,742        10.71
24 to 36 months ...........           20          144        3,360       20,996       14,226          872       39,618         1.19
36 to 60 months ...........           64         --             65       19,339        7,380        1,173       28,021         0.84
Over 60 months ............         --           --           --            313          263         --            576         0.02
------------------------------------------------------------------------------------------------------------------------------------

                             $   39,863   $   63,577   $  186,576   $2,489,852   $  536,307   $   25,329   $3,341,504 (1)   100.00%
====================================================================================================================================

(1) Includes jumbo (over $100,000) certificates of deposit of $195.8 million with maturities of 3 months or less, $192.5 million and $302.8 million of 3 to 6 month and 6 to 12 month maturities, respectively, and $100.5 million with a remaining term of over 12 months.

BORROWINGS

     At December 31, 1996, borrowings totaled $595.3 million, compared to $436.2 million at December 31, 1995 and $674.8 million at December 31, 1994. The increase in 1996 occurred as asset growth exceeded deposit growth. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                                                            December 31,
                                                                   -----------------------------------------------------------------
(Dollars in Thousands)                                               1996          1995          1994          1993          1992
------------------------------------------------------------------------------------------------------------------------------------
FHLB advances ................................................     $386,883      $220,715      $411,800      $  1,800      $   --
Other borrowings:
    Reverse repurchase agreements ............................         --          16,099        53,946          --            --
    Commercial paper .........................................      198,113       196,602       197,839          --            --
    Industrial revenue bonds .................................         --            --           6,421         6,496         8,572
    Real estate notes ........................................       10,349         2,802         4,770         5,422         5,936
------------------------------------------------------------------------------------------------------------------------------------

    Total borrowings .........................................     $595,345      $436,218      $674,776      $ 13,718      $ 14,508
====================================================================================================================================

Weighted average rate on borrowings during the period ........         5.98%         6.39%         5.57%         6.53%         7.92%
Total borrowings as a percentage of total assets .............        11.45          9.37         14.51          0.40          0.42
====================================================================================================================================

     The following table sets forth certain information with respect to Downey's short-term borrowings.

(Dollars in Thousands)                                                                     1996            1995              1994
------------------------------------------------------------------------------------------------------------------------------------
FHLB advances with original maturities less than one year:
    Balance at end of year ......................................................        $279,000         $153,400         $410,000
    Average balance outstanding during the year .................................         174,380          268,043          156,258
    Maximum amount outstanding at any month-end during the year .................         279,000          472,000          410,000
    Weighted average interest rate at the end of year ...........................            5.70%            6.07%            6.41%
    Weighted average interest rate during the year ..............................            5.78             6.32             5.42
Securities sold under agreement to repurchase:
    Balance at end of year ......................................................        $   --           $ 16,099         $ 53,946
    Average balance outstanding during the year .................................          11,761           36,676           32,441
    Maximum amount outstanding at any month-end during the year .................          70,015           52,547           59,720
    Weighted average interest rate at the end of year ...........................             -- %            5.90%            6.09%
    Weighted average interest rate during the year ..............................            5.19             6.21             5.18
Commercial paper sold:
    Balance at end of year ......................................................        $198,113         $196,602         $197,839
    Average balance outstanding during the year .................................         174,739          191,313           25,177
    Maximum amount outstanding at any month-end during the year .................         198,113          198,341          197,839
    Weighted average interest rate at the end of year ...........................            5.45%            5.56%            6.00%
    Weighted average interest rate during the year ..............................            5.74             6.38             5.90
Total short-term borrowing:
    Total average short-term borrowings outstanding during the year .............        $360,880         $496,032         $213,876
    Total weighted average rate on borrowings during the year ...................            5.74%            6.34%            5.44%
====================================================================================================================================

ASSET/LIABILITY MANAGEMENT

     Savings institutions are subject to interest rate risks to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. A principal objective of Downey is to manage the effects of adverse changes in interest rates on Downey's interest income, while maintaining asset quality. To improve the rate sensitivity and maturity balance of its interest-earning assets and liabilities, Downey has over the past several years emphasized origination of loans with adjustable interest rates or relatively short maturities.

     Downey's six-month gap at December 31, 1996, was a positive 16.71% (i.e., more interest earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 13.64% and 9.44% at December 31, 1995 and 1994, respectively. Downey's strategy is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. During 1996, 1995 and 1994, Downey originated and purchased approximately $1.4 billion, $563 million and $2.0 billion, respectively, of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less, representing approximately 95%, 96% and 99%, respectively, of all loans and mortgage-backed securities originated and purchased for investment during such periods. Downey monitors asset and liability maturities on a regular basis, and performs various simulations and other analyses as a means of quantifying and controlling interest rate risk and determining the potential impact of interest rate changes upon future earnings.

     At December 31, 1996, 97% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 99% and 98% at December 31, 1995 and 1994, respectively. At December 31, 1996, loans with adjustable interest rates represented 89% of Downey's loan and mortgage-backed securities portfolio. During 1997, Downey will continue to offer residential fixed rate loan products to its customers to meet customer demand. Fixed rate loans are primarily originated for sale in the secondary market and are priced accordingly in order to create loan servicing income and to increase opportunities for originating ARMs. However, Downey occasionally originates for its own portfolio fixed rate loans to facilitate the sale of real estate acquired through foreclosure or that meet certain yield and other approved guidelines. See "Business - Lending Activities - Secondary Marketing and Loan Servicing Activities" on page 4.

     Downey has emphasized the origination of ARMs in order to reduce interest rate risk through the restructuring of its loan portfolio to include a higher percentage of interest-sensitive assets. Interest rates on ARMs are primarily tied to the CMT and COFI. During 1996, 1995 and 1994, ARM originations were primarily tied to COFI rather than the CMT index. At December 31, 1996, $4.5 billion, or 94%, of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans and loans with a due date of five years or less, compared to $4.0 billion, or 95%, at December 31, 1995 and $4.0 billion, or 94%, at December 31, 1994. Included in the adjustable rate loan portfolio are $131.4 million of loans earning a fixed rate of interest for an initial three or five-year period which then convert to an adjustable rate.

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of December 31, 1996, as well as certain information regarding the difference between interest-earning assets and interest-bearing liabilities in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed, in each period, on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                                 December 31, 1996
                                                  ----------------------------------------------------------------------------------
                                                     Within        7 - 12         1 - 5       5 - 10          Over         Total
(Dollars in Thousands)                              6 Months       Months         Years        Years        10 Years      Balance
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and Federal
     Home Loan Bank stock ................  (1)   $    47,485   $    10,298   $    83,560   $      --     $    55,138   $   196,481
   Loans and mortgage-backed securities:
     Mortgage-backed securities ..........  (2)        29,706         4,073        21,912         3,589         1,987        61,267
     Real estate - mortgage:
      Residential:
        ARM ..............................  (2)     3,365,060       532,094        14,886          --            --       3,912,040
        Fixed ............................  (2)        31,647        15,781        84,439        41,836        24,419       198,122
      Commercial .........................  (2)       188,565         7,740        45,568        18,651          --         260,524
      Construction .......................  (2)        31,267          --            --            --            --          31,267
     Consumer ............................  (2)        80,973        30,089       133,768          --            --         244,830
     Commercial ..........................  (2)        21,796          --            --            --            --          21,796
------------------------------------------------------------------------------------------------------------------------------------

   Total loans and mortgage-backed
     securities ..........................          3,749,014       589,777       300,573        64,076        26,406     4,729,846
------------------------------------------------------------------------------------------------------------------------------------

     Total ...............................        $ 3,796,499   $   600,075   $   384,133   $    64,076   $    81,544   $ 4,926,327
====================================================================================================================================

Deposits and borrowings:
   Interest bearing deposits:
     Fixed maturity deposits .............  (3)   $ 1,680,688   $ 1,234,859   $   425,381    $      576   $      --     $ 3,341,504
     Money market accounts ...............  (4)       100,750         --             --            --            --         100,750
     Checking accounts ...................  (4)       232,969         --             --            --            --         232,969
     Passbook accounts ...................  (4)       416,868         --             --            --            --         416,868
   Non-interest bearing deposits ..........            81,011         --             --            --            --          81,011
------------------------------------------------------------------------------------------------------------------------------------

      Total deposits ......................         2,512,286     1,234,859      425,381            576          --       4,173,102
------------------------------------------------------------------------------------------------------------------------------------

   Borrowings .............................           415,710        94,470       72,016         13,149          --         595,345
------------------------------------------------------------------------------------------------------------------------------------

     Total deposits and borrowings ........        $2,927,996   $ 1,329,329   $  497,397     $   13,725   $      --     $ 4,768,447
====================================================================================================================================

Excess (shortfall) of interest-earning
   assets over interest-bearing liabilities        $  868,503   $  (729,254)    (113,264)    $   50,351   $    81,544   $   157,880

Cumulative gap ............................           868,503       139,249       25,985         76,336       157,880

Cumulative gap - as a % of total assets:
   December 31, 1996 ......................            16.71%         2.68%        0.50%           1.47%         3.04%
   December 31, 1995 ......................            13.64          4.96         2.58            3.16          3.47
   December 31, 1994 ......................             9.44          5.35         1.29            2.48          3.27
====================================================================================================================================

(1)  Based upon contractual maturity.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Based upon contractual maturity or repricing date.
(4)  Subject to immediate repricing.

     The following table sets forth the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                                                                     December 31,
                                                               ---------------------------------------------------------
                                                               1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities portfolio ...           7.77%        7.67%        6.24%        6.48%        7.54%
   Investment securities ...........................           6.11         6.29         6.09         4.59         4.45
------------------------------------------------------------------------------------------------------------------------

   Earning assets yield ............................           7.71         7.60         6.24         6.31         7.15
------------------------------------------------------------------------------------------------------------------------

Weighted average cost:
   Savings deposits ................................           4.86         4.81         4.23         3.32         3.79
   Borrowings:
      FHLB advances ................................           5.80         6.07         6.41         6.92          --
      Other borrowings .............................           5.60         5.62         5.88         5.03         6.11
------------------------------------------------------------------------------------------------------------------------

   Combined borrowings .............................           5.73         5.84         6.20         5.28         6.11
------------------------------------------------------------------------------------------------------------------------

   Combined funds ..................................           4.97         4.92         4.55         3.32         3.80
------------------------------------------------------------------------------------------------------------------------

Interest rate spread ...............................           2.74%        2.68%        1.69%        2.99%        3.35%
========================================================================================================================

End of period effective interest spread ............           2.89%        2.87%        1.85%        3.10%        3.40%
========================================================================================================================

     The year-end weighted average yield on the loan portfolio increased to 7.77%, compared to 7.67% as of December 31, 1995. The average yield on new loans originated during 1996, 1995 and 1994 was 6.06%, 6.99% and 4.94%, respectively. At December 31, 1996, the ARM portfolio of single family residential loans, including mortgage-backed securities, totaled $3.3 billion with a weighted average rate of 7.38%, compared to $3.5 billion and $3.6 billion with weighted average rates of 7.51% and 5.82% at December 31, 1995 and 1994, respectively.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which Downey has ceased the accrual of interest ("non-accrual loans") and real estate acquired in settlement of loans. Non-performing assets totaled $62.0 million at December 31, 1996, compared to $97.2 million at December 31, 1995 and $65.6 million at December 31, 1994. The decline in non-performing assets was spread throughout most categories but primarily reflected the return to accrual status of one large commercial real estate loan secured by a Northern California shopping center totaling $28.0 million which had been placed on non-accrual status during the first quarter of 1995 when the borrower declared bankruptcy. Downey and the borrower agreed to a restructure of the loan which was approved by the bankruptcy court in January 1996 and the borrower has since performed according to the terms of the restructure. The effective yield on this loan bears a market rate of interest and is, therefore, not considered a troubled debt restructure. Of the total, real estate acquired in settlement of loans, net of allowances and covered assets, represented $16.1 million at December 31, 1996, compared to $18.9 million at December 31, 1995 and $13.6 million at December 31, 1994.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                                                             December 31,
                                                                    ---------------------------------------------------------------
(Dollars in Thousands)                                               1996          1995          1994          1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
   One-to-four unit residential ..............................      $22,885       $25,587       $24,012       $30,784       $28,229
   Other .....................................................       22,136        52,754        28,025        25,445        34,524
-----------------------------------------------------------------------------------------------------------------------------------

     Total non-accrual loans .................................       45,021        78,341        52,037        56,229        62,753
Real estate acquired in settlement of loans, net (1) .........       16,078        18,854        13,558        13,364         4,757
Repossessed automobiles ......................................          928          --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------

Gross non-performing assets ..................................      $62,027       $97,195       $65,595       $69,593       $67,510
===================================================================================================================================

Allowance for loan losses (2):
   Amount ....................................................      $30,094       $27,943       $25,650       $26,835       $28,425
   As a percentage of non-performing loans ...................       66.84%        35.67%        49.29%        47.72%        45.30%
Non-performing assets as a percentage of total assets ........        1.19          2.09          1.41          2.01          1.94
===================================================================================================================================

(1) Excludes real estate acquired in settlement of loans covered under the Butterfield Assistance Agreement. All such assets were sold to the FDIC's Division of Resolution in December 1995.
(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     When resolving problem loans, it is Downey's policy to determine collectibility under various circumstances which will result in maximum financial benefit to Downey. It is also Downey's policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. This is accomplished by either working with the borrower to bring the loan current or by foreclosing and selling the asset. Downey performs ongoing reviews of loans that display weaknesses and maintains adequate loss allowances on the loans. For a discussion on Downey's internal asset review policy, refer to "Allowance for Losses on Loans and Real Estate" on page 44.

     All of Downey's non-performing assets at December 31, 1996, were located in California, with the exception of one property acquired in settlement of loans located in Arizona.

     Downey evaluates the need for appraisals for non-performing assets on a periodic basis. A new appraisal will generally be obtained when Downey believes that there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing its loans. Downey's policy is to obtain new appraisals at least annually for major real estate acquired in settlement of loans. Throughout 1996, Downey obtained new appraisals for non-performing loans and real estate acquired in settlement of loans.

     Non-Accrual Loans. It is Downey's general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In certain cases, loans may remain on accrual status past 90 days when it is determined that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 1996, Downey had no loans 90 days or more delinquent which remained on accrual status. Any interest previously accrued with respect to non-accrual loans is reversed and charged against interest income. Interest income is recognized on non-accrual loans to the extent that payments are received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Such loans are restored to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 1996, non-accrual loans aggregating $3.6 million were less than 90 days delinquent relative to their contractual terms. Additional loans aggregating $20.9 million were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     Impaired Loans. Impaired loans are carried on Downey's accounting records at either the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For Downey, loans collectively reviewed for impairment include all single-family loans and performing multi-family and non-residential loans having principal balances of less than $1 million.

     Downey considers a loan to be impaired when, based upon current information and events, it believes it is probable that Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, Downey considers large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. Downey bases the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal is recorded through a charge-off to the allowance for loan losses. At December 31, 1996, the recorded investment in loans for which impairment has been recognized totaled $46.7 million, compared to $45.4 million at December 31, 1995 (all of which were on non-accrual status). The total allowance for losses related to such loans was $4.4 million at December 31, 1996, and $5.3 million at December 31, 1995. For further information regarding impaired loans, see Note 6 of the Notes to the Consolidated Financial Statements on page 66.

     Troubled Debt Restructurings. A restructuring of a debt is considered a troubled debt restructuring when Downey, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate and reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of Downey's investment as possible and to achieve the highest yield possible. There were no troubled debt restructurings on accrual status at December 31, 1996 and 1995.

     Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deed in lieu of foreclosure.

Delinquent Loans

     When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, Downey normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings. If either the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, the property may then be sold at a foreclosure sale. If Downey has elected to pursue a non-judicial foreclosure, Downey is not permitted under applicable California law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. In foreclosure sales, Downey generally acquires title to the property. At December 31, 1996, $5.8 million of Downey's loans were delinquent 60-89 days and $19.6 million were delinquent 90 or more days. These amounts are down from $7.3 million and $60.8 million at December 31, 1995 and $9.5 million and $23.1 million at December 31, 1994. The decrease in the 90 or more days category during 1996 is primarily attributable to the restructure of one large commercial real estate loan with a carrying value of $28.0 million.

     The following table indicates the amounts of Downey's past due loans at the dates indicated.

                                                                              December 31,
                                               -------------------------------------------------------------------------------------
                                                                 1996                                       1995
                                               ----------------------------------------    -----------------------------------------
                                               30-59       60-89      90+                   30-59     60-89      90+
(Dollars in Thousands)                          Days        Days      Days (1)   Total       Days      Days      Days (1)    Total
---------------------------------------------------------------------------------------    ----------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units .......................    $14,717    $ 5,502    $18,549    $38,768    $14,047    $ 6,645    $22,303    $42,995
   Five or more units ......................       --         --         --         --           89       --          447        536
Commercial .................................       --         --         --         --         --         --       30,675     30,675
Construction ...............................       --         --         --         --         --         --         --         --
Land .......................................       --         --          566        566       --         --        6,516      6,516
------------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans .................     14,717      5,502     19,115     39,334     14,136      6,645     59,941     80,722
Non-mortgage:
   Commercial ..............................       --         --         --         --         --         --          115        115
   Consumer:
     Automobile ............................      2,080        328        274      2,682        667        249        540      1,456
     Other consumer ........................        158         15        181        354        257        410        170        837
------------------------------------------------------------------------------------------------------------------------------------
     Total loans ...........................    $16,955    $ 5,845    $19,570    $42,370    $15,060    $ 7,304    $60,766    $83,130
====================================================================================================================================
   Delinquencies as a percentage of total
     loans .................................      0.36%      0.12%      0.41%      0.90%      0.36%      0.18%      1.46%      1.99%
====================================================================================================================================

                                                                  1994                                        1993
                                               -----------------------------------------    ----------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units .......................    $15,306    $ 9,273    $20,584    $45,163    $15,058    $ 5,565    $29,160    $49,783
   Five or more units ......................       --         --          149        149         58        205        183        446
Commercial .................................       --         --        1,139      1,139       --         --       20,882     20,882
Construction ...............................       --         --         --         --         --         --         --         --
Land .......................................       --         --          836        836       --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans .................     15,306      9,273     22,708     47,287     15,116      5,770     50,225     71,111
Non-mortgage:
   Commercial ..............................       --         --         --         --         --         --         --         --
   Consumer:
     Automobile ............................         22         12         24         58         39          7        131        177
     Other consumer ........................        291        171        334        796        635        249        479      1,363
------------------------------------------------------------------------------------------------------------------------------------
     Total loans ...........................    $15,619    $ 9,456    $23,066    $48,141    $15,790    $ 6,026    $50,835    $72,651
====================================================================================================================================
   Delinquencies as a percentage of total
     loans .................................      0.37%      0.23%      0.55%      1.15%      0.54%      0.21%      1.74%      2.49%
====================================================================================================================================

                                                               1992
                                               -----------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units .......................    $15,245    $ 6,280    $24,816    $46,341
   Five or more units ......................        457       --        1,417      1,874
Commercial .................................       --         --       22,900     22,900
Construction ...............................       --         --        4,104      4,104
Land .......................................       --         --         --         --
----------------------------------------------------------------------------------------
   Total real estate loans .................     15,702      6,280     53,237     75,219
Non-mortgage:
   Commercial ..............................       --         --         --         --
   Consumer:
     Automobile ............................         62         42         55        159
     Other consumer ........................        247         18        219        484
----------------------------------------------------------------------------------------
     Total loans ...........................    $16,011    $ 6,340    $53,511    $75,862
========================================================================================
   Delinquencies as a percentage of total
     loans .................................      0.58%      0.23%      1.93%      2.74%
========================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Allowance for Losses on Loans and Real Estate

     Valuation allowances for losses on loans and real estate are established on a specific and general basis. Specific allowances are determined based on the difference between the carrying value of the asset and its fair value. General valuation allowances are determined based on historical loss experience, current and anticipated levels and trends of delinquent and non-performing loans and the economic environment in Downey's market areas. See Note 1 of Notes to the Consolidated Financial Statements on page 57.

     Downey's Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all Downey assets. Downey's Internal Asset Review Committee ("IARC") is responsible for the review and classification of assets. The IARC members include the Chief Internal Asset Review Officer, Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, General Counsel, Senior Internal Asset Review Officer, Credit Administrator and Chief Appraiser. The IARC meets quarterly to review and to determine asset classifications and to recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the IARC. The Chief Internal Asset Review Officer reports quarterly to the Audit Committee of the Board of Directors regarding overall asset quality, the adequacy of valuation allowances on classified assets and Downey's adherence to policies and procedures regarding asset classification and valuation.

     Downey adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. Downey's current asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. Downey uses the various asset classifications as a means of measuring risk for determining the general valuation allowances at a point in time. Downey currently uses a six grade system to classify its assets. The current grades are Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Substandard, Doubtful and Loss assets are considered "classified assets" for regulatory purposes. A brief description of these classifications follows:

     The Pass classification represents a level of credit quality which contains no well-defined deficiency or weakness.

o The Watch classification is used to identify an asset that currently contains no well-defined deficiency or weakness, but it is determined to be desirable to closely monitor the asset (e.g., loans to facilitate the sale of real estate acquired in settlement of loans). This category may also be used for assets upgraded from lower classifications where continuing monitoring is deemed appropriate.

o A Special Mention asset does not currently expose Downey to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management's close attention.

o Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that Downey will sustain some loss if the deficiencies are not corrected.

o An asset classified Doubtful has all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Downey considers Doubtful to be a temporary classification until resolution of pending weakness issues enables Downey to more clearly define the potential for loss.

o That portion of an asset classified Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance, is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer writing off or providing for all or a portion of an impaired asset even though partial recovery may be effected in the future. Downey will generally classify as Loss the balance of the asset that is greater than the fair value of the asset unless payment from another source can be expected. Therefore, the amount of an asset classified as Loss reflects the total of specific valuation allowances established for the particular asset. Specific valuation allowances are not includable in determining the Bank's total regulatory capital.

     The OTS has the authority to require Downey to change its asset classifications. If such a change results in an asset being classified in whole or in part as Loss, a specific allowance must be established against the amount so classified or that amount must be charged off. OTS guidelines set forth quantitative benchmarks as a starting point for the determination of appropriate levels of general valuation allowances. The OTS directs its examiners to rely on management's estimates of adequate general valuation allowances if the association's process for determining adequate allowances is deemed to be sound.

     It is Downey's policy to provide an allowance for losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. To comply with this policy, Downey has established a monitoring system that requires at least an annual review of all single family residential assets in excess of $750,000 and all non-single family residential assets in excess of $500,000, and a semiannual review of all assets considered adversely classified or criticized. The monitoring system requires a review of current operating statements, an evaluation of the property's current and past performance, an evaluation of the borrower's ability to repay and the preparation of a discounted cash flow analysis. Based on the results of the review, a new appraisal may be required.

     Downey's provision for loan losses totaled $9.1 million in 1996, down $0.2 million from 1995. The provision for loan losses exceeded net loan charge-offs by $2.2 million resulting in an increase in the allowance for loan losses to $30.1 million at December 31, 1996. This increase reflected the growth in single family residential and automobile loans. Included in the current year-end allowance of $30.1 million was $29.2 million of general valuation allowances of which $2.8 million was unallocated to any specific loan category and is maintained due to the uncertain, but improving, economy of California.

     A summary of activity in the allowances for loan losses is set forth below for the years indicated.

(In Thousands)                              1996             1995             1994            1993             1992
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period ....      $ 27,943         $ 25,650         $ 26,835         $ 28,425         $ 22,889
Provision .........................         9,137            9,293            4,211            1,085            8,729
Charge-offs .......................        (7,660)          (8,017)          (5,511)          (2,675)          (4,478)
Recoveries ........................           674            1,017              115               22              159
Transfers .........................          --               --               --                (22)           1,126
----------------------------------------------------------------------------------------------------------------------

Balance at end of period ..........      $ 30,094         $ 27,943         $ 25,650         $ 26,835         $ 28,425
======================================================================================================================

     Net loan charge-offs were $7.0 million in 1996, the same as 1995 but up from $5.4 million in 1994. Net charge-offs related to automobile loans increased $1.4 million as a result of the increased level of that portfolio. That increase was offset by declines in most other loan categories, particularly commercial real estate. Charge-offs, net of recoveries, by category of loan are as follows for the years indicated.

(Dollars in Thousands)                                                    1996         1995         1994         1993        1992
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    One-to-four unit residential (1) ...............................    $ 4,982      $ 5,165      $ 4,051      $ 1,431     $  (115)
    Five or more unit residential ..................................        102          469          264          320         978
    Commercial .....................................................       (250)         807          959          617       3,254
    Land ...........................................................       --              4         --           --          --
Non-mortgage:
    Commercial .....................................................        115         (152)         (52)        --          --
    Consumer and other:
      Automobile ...................................................      1,791          398            9           51          39
      Other Consumer ...............................................        246          309          165          234         163
-----------------------------------------------------------------------------------------------------------------------------------
      Total net loan charge-offs ...................................    $ 6,986      $ 7,000      $ 5,396      $ 2,653     $ 4,319
===================================================================================================================================
Net loan charge-offs as a percentage of average loans and
    mortgage-backed securities held to maturity ....................       0.16%        0.17%        0.16%        0.09%       0.16%
===================================================================================================================================

(1) Includes net charge-offs associated with the January 1994 Northridge earthquake of $1.0 million, $1.1 million and $0.8 million in 1996, 1995 and 1994, respectively.

     The allocation of the allowance for loan losses at the dates indicated is as set forth in the following table.

                                        December 31, 1996               December 31, 1995                 December 31, 1994
                               -------------------------------- -------------------------------- -----------------------------------
                                             Gross   Allowance               Gross    Allowance                  Gross    Allowance
                                             Loan    Percentage              Loan     Percentage                  Loan    Percentage
                                           Portfolio  to Loan              Portfolio   to Loan                  Portfolio  to Loan
(Dollars in Thousands)         Allowance    Balance   Balance   Allowance   Balance    Balance    Allowance      Balance   Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
    One-to-four units .....    $13,241    $4,046,448    0.33%    $12,254   $3,656,512    0.34%    $12,404 (1)    $3,688,280    0.34%
    Five or more units ....        517        56,907    0.91         895       57,321    1.56         978            63,782    1.53
   Commercial .............      6,956       260,609    2.67       8,443      269,234    3.14       6,800           293,036    2.32
   Construction ...........        773        66,651    1.16         335       28,593    1.17         131            11,367    1.15
   Land ...................        466        21,177    2.20         986       23,216    4.25         876            11,204    7.82
Commercial non-mortgage:
    Secured ...............         96         9,610    1.00           3          250    1.00           2               225    1.00
    Unsecured .............        140        12,526    1.12         256       12,614    2.03         470            12,750    3.69
Consumer and other
    Automobile ............      4,303       202,186    2.13         849       56,127    1.51          42             3,028    1.39
    Other consumer ........        802        47,281    1.70       1,122       50,945    2.20       1,094            53,241    2.05
Other .....................       --            --       --         --           --       --           53            39,143    0.14
Not specifically allocated       2,800          --       --        2,800         --       --        2,800 (1)          --       --
------------------------------------------------------------------------------------------------------------------------------------
    Total loans held for
      investment and
      mortgage-backed
      securities held to
      maturity ............    $30,094    $4,723,395    0.64%    $27,943   $4,154,812    0.67%    $25,650        $4,176,056    0.61%
====================================================================================================================================

                                      December 31, 1993                December 31, 1992
                               -------------------------------- --------------------------------
Loans secured by real estate:
   Residential:
    One-to-four units .....    $ 7,598    $2,376,586    0.32%    $ 6,093   $2,265,132    0.27%
    Five or more units ....      1,052        73,505    1.43         941       70,086    1.34
   Commercial .............     10,537       339,602    3.10      10,685      262,890    4.06
   Construction ...........        372        37,180    1.00       3,716       82,186    4.52
   Land ...................        622        13,251    4.69         864       17,294    5.00
Commercial non-mortgage:
    Secured ...............        180           253   71.15         330        1,395   23.66
    Unsecured .............        159         7,976    1.99          30       19,397    0.15
Consumer and other
    Automobile ............         53         3,274    1.62          92        4,577    2.01
    Other consumer ........      1,362        48,580    2.80         774       42,915    1.80
Other .....................       --          51,060     --         --         49,339     --
Not specifically allocated       4,900          --       --        4,900         --       --
------------------------------------------------------------------------------------------------
    Total loans held for
      investment and
      mortgage-backed
      securities held to
      maturity ............    $26,835    $2,951,267    0.91%    $28,425   $2,815,211    1.01%
================================================================================================

(1) At March 31, 1994, $2.1 million was reallocated from the "not specifically allocated" category to the "one-to-four unit residential" category for the potential Northridge earthquake loss exposure. During the year, $1.2 million in loss provision was recorded to further increase the loss allowance associated with the Northridge earthquake.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment and non-conforming loans to joint ventures for the years indicated. The $3.3 million and $2.9 million provision reductions in 1996 and 1995 respectively, were due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood retail shopping center investments and to a reduction in the investment in certain joint ventures. Charge-offs in 1996 amounted to $1.0 million related to the sale of one Arizona property held for development.

(In Thousands)                                  1996            1995             1994             1993             1992
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period ......        $ 34,338         $ 37,198         $ 38,674         $ 34,921         $ 33,811
Provision (reduction) ...............          (3,306)          (2,916)          (1,400)           4,128            6,772
Charge-offs .........................          (1,035)            --                (76)            (355)          (4,567)
Recoveries ..........................              74               56             --               --                 31
Transfers ...........................            --               --               --                (20)          (1,126)
--------------------------------------------------------------------------------------------------------------------------

Balance at end of period ............        $ 30,071         $ 34,338         $ 37,198         $ 38,674         $ 34,921
==========================================================================================================================

     In addition to losses charged against the allowance for loan losses, Downey has recorded losses on real estate acquired in settlement of loans by direct write-off to net operations of real estate acquired in settlement of loans and against an allowance for losses specifically established for such assets. The following table is a summary of the activity of Downey's allowance for real estate acquired in settlement of loans for the years indicated.

(In Thousands)                                 1996            1995            1994            1993            1992
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period ......        $ 1,217         $   743         $   747         $   255         $   335
Provision (reduction) ...............          1,658           2,498           2,035           1,360             (16)
Charge-offs .........................         (1,797)         (2,024)         (2,039)           (890)            (64)
Recoveries ..........................           --              --              --              --              --
Transfers ...........................           --              --              --                22            --
---------------------------------------------------------------------------------------------------------------------

Balance at end of period ............        $ 1,078         $ 1,217         $   743         $   747         $   255
=====================================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Downey's sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of real estate, sales of loans and mortgaged-backed securities, payments of loans and mortgaged-backed securities, payments for and sales of loan servicing and income from other investments. Repayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions. Loan repayments totaled $832.7 million for 1996, compared to $538.2 million in 1995. These repayments were more than offset by new loan originations and purchases for portfolio of $1.4 billion and $588.2 million, respectively.

     During 1996, Downey experienced a net deposit inflow of $382.9 million, primarily in certificates of deposit and regular passbooks. Aggregate borrowings increased $175.2 million to meet loan funding demands.

     Downey expects to meet its 1997 funding needs primarily from deposit growth. If those sources fall short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay borrowings, fund existing and future loan and other investment commitments, continue branch improvement programs and maintenance of regulatory liquidity requirements, Downey will utilize borrowing arrangements with the FHLB and other sources. At December 31, 1996, Downey had commitments to fund loans amounting to $144.1 million, undrawn lines of credit of $72.6 million and loans in process of $40.5 million. Downey believes its current sources of funds will enable it to meet these obligations while maintaining its liquidity at appropriate levels.

     The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum liquidity ratio set by federal regulators is 5%. At December 31, 1996, the Bank's ratio was 5.26% compared to 5.03% and 5.69% at December 31, 1995 and 1994, respectively.

REGULATORY CAPITAL COMPLIANCE

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of December 31, 1996. The core and tangible capital ratios were 6.56% and the risk-based capital ratio was 12.66%. These levels are down from comparable ratios of 6.86% and 13.56%, respectively, at December 31, 1995, but continue to exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation. During 1996, the amount of the Bank's non-includable investment in real estate required to be deducted from regulatory capital declined by $8.9 million primarily as a result of DSL Service Company having obtained third party financing to repay Bank advances.


                                                           Tangible Capital      Core Capital         Risk-Based Capital
                                                        --------------------- ------------------    -----------------------
(Dollars in Thousands)                                    Amount    Ratio       Amount    Ratio       Amount     Ratio
---------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity ................................   $ 382,932             $ 382,932             $ 382,932
Adjustments:
  Deductions:
     Investment in subsidiary, primarily real estate      (43,657)              (43,657)              (43,657)
     Non-supervisory goodwill .......................      (5,583)               (5,583)               (5,583)
     Core deposit premium ...........................        (513)                 (513)                 (513)
     Non-permitted mortgage servicing rights ........        (117)                 (117)                 (117)
  Additions:
     Unrealized loss on securities available for sale       1,559                 1,559                 1,559
     General loss allowance - Investment in DSL .....       2,300                 2,300                 2,300
     Loan and lease general valuation allowances (1)         --                    --                  29,158
---------------------------------------------------------------------------------------------------------------------------

Regulatory capital ..................................     336,921    6.56%      336,921    6.56%      366,079    12.66%
Well capitalized requirement ........................      76,988    1.50 (2)   256,627    5.00       289,220    10.00  (3)
---------------------------------------------------------------------------------------------------------------------------

Excess ..............................................   $ 259,933    5.06%    $  80,294    1.56%    $  76,859     2.66%
===========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.65%.

     As mentioned in "Investments in Real Estate and Joint Ventures" on page 33, DSL Service Company completed an all cash sale of four shopping centers from one joint partnership relationship pursuant to an agreement between DSL Service Company and its joint venture partner. This transaction produced net cash proceeds of approximately $11 million which were used to reduce the Bank's investment in DSL Service Company, thereby improving the Bank's regulatory capital position to support future growth. If that reduction had occurred as of year-end 1996, the Bank's tangible and core capital ratio would have increased to 6.77% from 6.56% and the risk-based capital ratio would have increased to 12.99% from 12.66%.

CURRENT ACCOUNTING ISSUES

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125").

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

     SFAS 125 included specific provisions to deal with servicing assets or liabilities. These provisions retain the impairment and amortization approaches that are contained in SFAS 122 but eliminates the distinction between normal and excess servicing.

     SFAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

SUBSEQUENT EVENT

     In January 1997, DSL Service Company completed an all cash sale of four California shopping centers from one joint partnership relationship pursuant to an agreement between DSL Service Company and its joint venture partner. The aggregate assets involved totaled $41.7 million of which $30.8 million was financed by secured notes from the Bank. The sale will result in Downey recognizing an after-tax gain of approximately $2.5 million in first quarter 1997 results. In addition, this transaction produced net cash proceeds of approximately $11 million which were used to reduce the Bank's investment in DSL Service Company, thereby improving the Bank's regulatory capital position to support future growth. For further information regarding the pro forma regulatory impact of this event see "Regulatory Capital Compliance" on page 48.

ITEM 8.       FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                          Page

    Independent Auditors' Report.......................................... 51
    Consolidated Balance Sheets........................................... 52
    Consolidated Statements of Income..................................... 53
    Consolidated Statements of Stockholders' Equity....................... 54
    Consolidated Statements of Cash Flows................................. 55
    Notes to Consolidated Financial Statements............................ 57

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of Downey's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Los Angeles, California
January 16, 1997

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                                               December 31,
                                                                                                       -----------------------------
(Dollars in Thousands, Except Per Share Data)                                                               1996             1995
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ............................................................................................      $    67,221       $    58,581
Federal funds ...................................................................................            6,038             7,249
------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...................................................................           73,259            65,830
U.S. Treasury and agency obligations and other investment securities available for
    sale, at fair value .........................................................................          141,999           164,880
Municipal securities being held to maturity, at amortized cost (estimated market value
    of $6,975 at December 31, 1996 and $7,170 December 31, 1995) ................................            6,997             7,194
Loans held for sale, at the lower of cost or market .............................................           12,865            13,059
Mortgage-backed securities available for sale, at fair value ....................................           61,267            52,076
Loans receivable held for investment ............................................................        4,655,714         4,104,339
Investments in real estate and joint ventures ...................................................           46,498            42,320
Real estate acquired in settlement of loans .....................................................           16,078            18,854
Premises and equipment ..........................................................................           96,643            92,977
Federal Home Loan Bank stock, at cost ...........................................................           41,447            39,146
Other assets ....................................................................................           45,390            55,592
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $ 5,198,157       $ 4,656,267
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits ................................................................................      $ 3,859,122       $ 3,493,207
Checking deposits ...............................................................................          313,980           297,014
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits ..............................................................................        4,173,102         3,790,221
Mortgage-backed securities sold under agreements to repurchase ..................................             --              16,099
Federal Home Loan Bank advances .................................................................          386,883           220,715
Commercial paper ................................................................................          198,113           196,602
Other borrowings ................................................................................           10,349             2,802
Accounts payable and accrued liabilities ........................................................           28,357            37,032
Deferred income taxes ...........................................................................            9,782             8,724
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities ...........................................................................        4,806,586         4,272,195
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, par value of $0.01 per share; authorized 50,000,000 shares; outstanding
    25,459,079 shares in 1996 and 16,972,905 shares in 1995 .....................................              255               170
Additional paid-in capital ......................................................................           22,607            22,696
Unrealized gains (losses) on securities available for sale ......................................           (1,559)            3,495
Retained earnings ...............................................................................          370,268           357,711
------------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..................................................................          391,571           384,072
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       $ 5,198,157       $ 4,656,267
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                                 Years Ended December 31,
                                                                                    ------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                             1996            1995              1994
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ...........................................................     $    329,746     $    300,098      $    212,503
   U.S. Treasury and agency securities ........................................            7,765           11,122             7,347
   Mortgage-backed securities .................................................            4,317            4,311             4,768
   Other investments ..........................................................            4,532            2,661             3,804
   Yield maintenance on covered assets, net ...................................             --                636               548
------------------------------------------------------------------------------------------------------------------------------------
       Total interest income ..................................................          346,360          318,828           228,970
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ...................................................................          184,402          180,859           109,995
   Borrowings .................................................................           27,363           33,379            12,606
------------------------------------------------------------------------------------------------------------------------------------
       Total interest expense .................................................          211,765          214,238           122,601
------------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME ........................................................          134,595          104,590           106,369
   PROVISION FOR LOAN LOSSES ..................................................            9,137            9,293             4,211
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses ....................          125,458           95,297           102,158
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ..............................................            7,435            5,546             5,310
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate ...........................              392            4,539               532
     Reduction of loss on real estate and joint ventures ......................            3,306            2,916             1,400
     Operations, net ..........................................................            4,543            3,737             7,598
   Secondary marketing activities:
     Loan servicing fees ......................................................            1,415            1,460             1,462
     Net gains on sales of loans and mortgage-backed securities ...............            1,543              266               114
   Net gains (losses) on sales of investment securities .......................            4,473              (15)             --
   (Provision for) reduction of loss on investment in lease residual ..........             --                207              (920)
   Other ......................................................................            2,092            1,943             2,241
------------------------------------------------------------------------------------------------------------------------------------
       Total other income, net ................................................           25,199           20,599            17,737
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs .................................................           45,811           39,349            40,971
   Premises and equipment costs ...............................................           12,640           11,535            11,774
   SAIF insurance premiums and regulatory assessments .........................            8,949            9,024             7,565
   Professional fees ..........................................................            2,985            3,150             3,512
   Other general and administrative expense ...................................           16,075           11,412            11,744
------------------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense .................................           86,460           74,470            75,566
------------------------------------------------------------------------------------------------------------------------------------
   SAIF special assessment ....................................................           24,644             --                --
   Net operation of real estate acquired in settlement of loans ...............            2,567            4,206             3,595
   Amortization of excess of cost over fair value of net assets acquired ......              532              530               532
------------------------------------------------------------------------------------------------------------------------------------
       Total operating expense ................................................          114,203           79,206            79,693
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ....................................................           36,454           36,690            40,202
Income taxes ..................................................................           15,750           15,597            16,670
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME .................................................................     $     20,704     $     21,093      $     23,532
====================================================================================================================================
PER SHARE INFORMATION:
NET INCOME ....................................................................     $       0.81     $       0.83      $       0.92
====================================================================================================================================
CASH DIVIDENDS PAID ...........................................................     $      0.320     $      0.305      $      0.305
====================================================================================================================================
Weighted average shares outstanding ...........................................       25,491,202       25,459,079        25,459,079
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the years ended December 31, 1996, 1995 and 1994

                                                                                               Unrealized
                                                                               Additional      Gain (Loss)
                                                                     Common      Paid-in      on Securities      Retained
(Dollars in Thousands, Except Per Share Data)                         Stock      Capital    Available for Sale   Earnings      Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993 .............................    $     162    $   3,720        $    --        $ 347,588     $ 351,470
Cash dividends, $0.305 per share ..........................         --           --               --           (7,759)       (7,759)
Unrealized loss on securities available for sale ..........         --           --             (1,056)          --          (1,056)
Net income ................................................         --           --               --           23,532        23,532
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994 .............................          162        3,720           (1,056)       363,361       366,187
Cash dividends, $0.305 per share ..........................         --           --               --           (7,759)       (7,759)
Stock dividend ............................................            8       18,976             --          (18,984)         --
Unrealized gain on securities available for sale ..........         --           --              4,551           --           4,551
Net income ................................................         --           --               --           21,093        21,093
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995 .............................          170       22,696            3,495        357,711       384,072
Cash dividends, $0.320 per share ..........................         --           --               --           (8,147)       (8,147)
Three-for-two stock split effected in the form of a
   stock dividend .........................................           85          (89)            --             --              (4)
Unrealized loss on securities available for sale ..........         --           --             (5,054)          --          (5,054)
Net income ................................................         --           --               --           20,704        20,704
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996 .............................    $     255    $  22,607        $  (1,559)     $ 370,268     $ 391,571
====================================================================================================================================




















See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                                   Years Ended December 31,
                                                                                          ------------------------------------------
(In Thousands)                                                                                1996           1995           1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................   $    20,704    $    21,093    $    23,532
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
    Depreciation and amortization .....................................................         8,279          7,390          7,068
    Provision for losses on loans, leases, real estate acquired in settlement
      of loans and investments in real estate and joint ventures ......................         7,533          8,693          5,765
    Net gains on sales of loans and mortgage-backed securities, investment
      securities, real estate and other assets ........................................        (6,827)        (4,799)        (2,517)
    Interest capitalized on loans (negative amortization) .............................        (9,388)        (2,600)        (2,728)
    Federal Home Loan Bank dividends ..................................................        (2,301)        (1,808)        (1,175)
   Net change in loans receivable - held for sale .....................................       (23,232)       (12,395)        13,479
   Other, net .........................................................................         2,477        (11,772)        18,632
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ..................................        (2,755)         3,802         62,056
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from reduction of securities purchased under resale agreements ........          --             --          110,000
   Proceeds from:
    Maturities of U.S. Treasury and agency obligations ................................          --           30,000         14,000
    Sales of investment securities -  available for sale ..............................       189,541           --             --
    Sales of mortgage-backed securities -  available for sale .........................        31,385         21,372           --
    Sales of wholly owned real estate and real estate acquired in settlement of .......        10,337         45,393         27,645
    loans
   Purchase of:
    U.S. Treasury and agency obligations and other investment securities ..............      (170,455)       (42,089)       (65,000)
    Mortgage-backed securities -  available for sale ..................................       (30,073)          --          (51,138)
    Loans receivable -  held for investment ...........................................          (223)       (44,194)      (145,117)
   Loans receivable originated - held for investment (net of refinances of
    $90,824, $50,039, and $91,839 during 1996, 1995 and 1994, respectively) ...........    (1,309,663)      (493,955)    (1,685,836)
   Principal payments on loans receivable held for investment and mortgage-backed
    securities -  held to maturity and available for sale .............................       757,550        501,367        559,328
   Net change in undisbursed loan funds ...............................................        12,147         11,605          2,081
   Investments in real estate held for investment .....................................        (6,454)        (1,377)        (1,233)
   Other, net .........................................................................        (7,769)       (13,451)        (6,427)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ..................................      (523,677)        14,671     (1,241,697)
------------------------------------------------------------------------------------------------------------------------------------



















See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                                                                                                    Years Ended December 31,
                                                                                          ------------------------------------------
(In Thousands)                                                                                1996            1995          1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deposits acquired from another financial institution ...............................   $      --      $      --      $     9,036
   Net increase in deposits ...........................................................       382,881        232,823        479,433
   Net decrease in securities sold under agreements to repurchase .....................       (16,099)          --             --
   Proceeds from Federal Home Loan Bank advances ......................................     1,018,700        844,800      6,066,600
   Repayments of Federal Home Loan Bank advances ......................................      (852,532)    (1,035,885)    (5,656,600)
   Net increase (decrease) in other borrowings ........................................         9,058        (47,473)       251,058
   Cash dividends .....................................................................        (8,147)        (7,759)        (7,759)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities ..................................       533,861        (13,494)     1,141,768
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ..................................         7,429          4,979        (37,873)
Cash and cash equivalents at beginning of year ........................................        65,830         60,851         98,724
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................   $    73,259    $    65,830    $    60,851
====================================================================================================================================
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest ..........................................................................   $   212,482    $   215,696    $   118,402
    Income taxes ......................................................................        19,753         13,965          5,706
Supplemental disclosure of non-cash investing:
   U.S Treasury and agency obligations transferred from held to maturity to
    available for sale ................................................................          --          164,880           --
   Loans exchanged for mortgage-backed securities .....................................        26,452           --             --
   Mortgage-backed securities transferred from held to maturity to available for ......          --           33,555           --
   sale
   Real estate acquired in settlement of loans ........................................        27,367         36,991         38,879
   Loans to facilitate the sale of real estate acquired in settlement of loans ........        23,356         13,777         13,867
====================================================================================================================================
























See accompanying notes to consolidated financial statements.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Downey Financial Corp. and subsidiaries ("Downey") include all accounts of Downey Financial Corp. and the consolidated accounts of all subsidiaries, including Downey Savings and Loan Association, F.A. (the "Bank"). All significant intercompany balances and transactions have been eliminated.

     BUSINESS

     Downey provides a full range of financial services to individual and corporate customers through subsidiaries and branches located in California. Downey is subject to competition from other financial institutions. Downey is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the results of operations for the periods. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate. Management believes that the allowances established for losses on loans and real estate are adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey's allowances for losses on loans and real estate. Such agencies may require Downey to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     Downey is required to carry its available for sale or held for trading mortgage-backed securities portfolios, real estate acquired in settlement of loans, and real estate held for investment or under development at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset. Such estimates related to the mortgage-backed and investment securities portfolios include published bid prices or bid quotations received from securities dealers. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

     MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS, U.S. TREASURY
       AND AGENCY OBLIGATIONS, OTHER INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     Downey has established written guidelines and objectives for its investing activities. At the time of purchase

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     of a mortgage-backed security purchased under resale agreement, U.S. Treasury and agency obligation, other investment security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey's investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

     Held to Maturity

     Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held to maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. It is the positive intent of Downey, and Downey has the ability, to hold these securities until maturity as part of its portfolio of long-term interest earning assets. If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

     Available for Sale

     Securities available for sale are carried at market value. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes, unless the security is deemed permanently impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

     Realized gains and losses on the sale of securities available for sale, determined using the specific identification method and recorded on a trade date basis, are reflected in earnings.

     Held for Trading

     Securities held for trading are carried at market value. Realized and unrealized gains and losses are reflected in earnings.

     LOANS RECEIVABLE

     Loans receivable are recorded at cost, net of discounts and premiums, undisbursed loan proceeds, net deferred fees and costs and the allowance for loan losses.

     Interest income on loans is accrued based on the outstanding principal amount of loans using the interest method. Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity. The amortization of discounts into income is discontinued on loans that are contractually ninety days past due.

     Loan origination fees and related incremental direct loan origination costs are deferred and amortized to income using the interest method over the contractual life of the loans, adjusted for actual prepayments. Fees received for a commitment to originate or purchase a loan or group of loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment. The amortization of deferred fees and costs is discontinued on loans that are contractually ninety days past due.

     Accrued interest on loans that are contractually ninety days or more past due or when collection of interest

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     appears doubtful is generally reversed and charged against interest income. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and adequate general valuation allowances to cover loan losses. In determining the allowance for loan losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Downey reviews its one-to-four family residential assets under $750,000 and all non-single family residential assets under $500,000 by analyzing their performance and composition of their collateral as a whole, because of the relatively homogeneous nature of the portfolios. Specific valuation allowances for secured loans are determined by the excess of the recorded investment in the loan over the fair value, where appropriate, of the collateral. In determining overall general valuation allowances to be maintained and the loan loss allowance ratios, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans by Downey's Internal Asset Review Committee, industry experience, historical loss experience, year of origination, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended in October 1994 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," was adopted January 1, 1995. These standards require that the value of impaired loans be established by discounting the expected future cash flows at the loan's effective interest rate, or by the current observable market price or the fair value of its collateral. Downey considers a loan to be impaired when, based upon current information and events, Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. Many factors are considered in the determination of impairment. The measurement of collateral dependent impaired loans is based on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

     In the opinion of management, and in accordance with the loan loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable loan losses. Additions to the allowances are reflected in current operations. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate owned. Recoveries are credited to the allowance.

     For regulatory capital purposes, the Bank's general allowance for loan losses is included to a limit of 1.25% of regulatory risk-weighted assets.

     LOAN SERVICING

     Downey services mortgage loans for investors. Fees earned for servicing loans owned by investors are reported as

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

     LOANS HELD FOR SALE

     Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or market value. In response to unforeseen events such as changes in regulatory capital requirements, liquidity shortfalls, changes in the availability of sources of funds, and excess loan demand by borrowers that could not be controlled immediately by loan price changes, Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred at amortized cost and the lower of cost or market method is then applied.

     GAINS OR LOSSES ON SALES OF LOANS AND MORTGAGE SERVICING ASSETS

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey adopted, effective January 1, 1996, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," ("SFAS 122"). In accordance with SFAS 122, Downey capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

     The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on Downey's estimated net servicing income, market prepayment rates and market-adjusted discount rates. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by Downey for the purposes of capitalization and impairment evaluation include loan type, interest rate tranches, loan term and collateral type. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

     REAL ESTATE

     Real estate held for investment or under development is held at the lower of cost (less accumulated depreciation) or fair value. Costs, including interest, of holding real estate in the process of development or improvement are capitalized, whereas costs relating to holding completed property are expensed. An allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value, including the consideration of disposition costs.

     Downey utilizes the equity method of accounting for investments in non-controlled joint ventures, and the consolidation method for investments in controlled joint ventures. All intercompany profits are eliminated.

     Income from the sale of real estate is recognized principally when title to the property has passed to the buyer, minimum down payment requirements are met, and the terms of any notes received by Downey satisfy continuing investment requirements. At the time of sale, costs are relieved from real estate projects on a relative sales value basis and charged to operations.

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     Real estate acquired through foreclosure is initially recorded at fair value (net of an allowance for estimated

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     selling costs and delinquent property taxes) at the date of foreclosure, and a valuation allowance is established for any subsequent declines in fair value. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

     PREMISES AND EQUIPMENT

     Buildings, leasehold improvements and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Downey adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on Downey's financial position, results of operations, or liquidity.

     MORTGAGE-BACKED SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Downey enters into sales of securities and mortgage-backed securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities and mortgage-backed securities sold are reflected as liabilities in Downey's consolidated financial statements. The mortgage-backed securities collateralizing reverse repurchase agreements are delivered to several major national brokerage firms who arranged the transactions. These mortgage-backed securities are reflected as assets in Downey's consolidated financial statements. The brokerage firms may loan such mortgage-backed securities to other parties in the normal course of their operations and agree to return the identical mortgage-backed securities to Downey at the maturity of the agreements.

     INCOME TAXES

     Downey applies the asset and liability method of accounting for income taxes. The asset and liability method recognizes deferred income taxes for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

     STOCK OPTION PLAN

     Prior to January 1, 1996, Downey accounted for its stock option plan in accordance with the provisions of

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, Downey adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. Downey has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

     PER SHARE INFORMATION

     Income per share is based on net income divided by the weighted average number of outstanding shares and stock options, deemed to be common stock equivalents, to the extent they are dilutive. Prior period outstanding shares and stock options have been adjusted for stock dividends and stock splits.

     CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125").

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

     SFAS 125 included specific provisions to deal with servicing assets or liabilities. These provisions retain the impairment and amortization approaches that are contained in SFAS 122 but eliminates the distinction between normal and excess servicing.

     SFAS 125 will be effective for transactions occurring after December 31, 1996. It is anticipated that the financial impact of this statement will not have a material effect on Downey.

(2)  BUSINESS COMBINATION

     During 1988, the Bank acquired Butterfield Savings and Loan Association, FSA ("Butterfield") from the Federal Savings and Loan Insurance Corporation ("FSLIC") in a FSLIC assisted acquisition.

     Concurrent with the acquisition, the Bank and the FSLIC entered into an assistance agreement ("Butterfield Assistance Agreement") that provides for the indemnification of the Bank against losses incurred on the disposal of certain defined covered assets and the settlement of certain unreserved preacquisition liabilities or contingencies reduced by tax benefits associated with those expenses as defined. Additionally, the FSLIC agreed to provide yield maintenance assistance on certain covered assets at the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"). All such amounts to be received are nontaxable under the Internal Revenue Code.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     During 1995 and 1994, the estimated losses on covered assets which were covered by the Butterfield Assistance Agreement totaled $12.9 million and $4.2 million, respectively. The yield maintenance on covered assets totaled $0.6 million and $0.5 million for 1995 and 1994, respectively, and is included in interest income. The remaining covered assets which consist primarily of real estate of $9.2 million and loans receivable of $2.5 million were repurchased by the Federal Deposit Insurance Corporation ("FDIC") on December 29, 1995, as it exercised its right under the Butterfield Assistance Agreement.

     Now that all assets subject to the Butterfield Assistance Agreement have been sold or repurchased by the FDIC, Downey and the FDIC are negotiating a termination of the Butterfield Assistance Agreement. Such termination is anticipated during the first quarter of 1997.

(3)  U.S. TREASURY AND AGENCY OBLIGATIONS AVAILABLE FOR SALE

     On December 29, 1995, the Bank transferred U.S. Treasury and agency obligations with an amortized cost of $159.7 million from the held to maturity portfolio to the available for sale portfolio.

     The amortized cost and estimated market value of U.S. Treasury and agency obligations available for sale are summarized as follows:

                                               Gross       Gross      Estimated
                                  Amortized  Unrealized  Unrealized     Market
     (In Thousands)                 Cost       Gains       Losses       Value
     --------------------------------------------------------------------------
     December 31, 1996 ........   $145,025    $    317    $  3,343     $141,999
     ==========================================================================
     December 31, 1995 ........   $159,690    $  5,294    $    104     $164,880
     ==========================================================================

     The amortized cost and estimated market value of U.S. Treasury and agency obligations available for sale at December 31, 1996, by contractual maturity, are shown below.

                                                           Amortized     Market
     (In Thousands)                                           Cost        Value
     ---------------------------------------------------------------------------
     Due in one year or less ...........................    $  9,998    $  9,997
     Due after one year through five years (1) .........     135,027     132,002
     ---------------------------------------------------------------------------
       Total ...........................................    $145,025    $141,999
     ===========================================================================

     (1)  No investment matures beyond five years.

     Proceeds, gross realized gains and losses on the sales of U.S. Treasury and agency obligations and other investment securities available for sale are summarized as follows:

     (In Thousands)                               1996        1995        1994
     ---------------------------------------------------------------------------
     Proceeds ...........................      $ 191,179       $--        $--
     ===========================================================================
     Gross realized gains ...............      $   4,578       $--        $--
     ===========================================================================
     Gross realized losses ..............      $    (105)      $--        $--
     ===========================================================================

     Net unrealized losses on investment securities available for sale were recognized in stockholders' equity in the amount of $3.0 million, or $1.7 million net of income taxes, at December 31, 1996, compared to net unrealized gains

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     of $5.2 million, or $3.0 million net of income taxes, at December 31, 1995.

(4) LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS, U.S. TREASURY AND AGENCY OBLIGATIONS AND OTHER INVESTMENT SECURITIES HELD TO MATURITY

     LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS

     There were no loans or mortgage-backed securities purchased under resale agreements at December 31, 1996 or 1995. The average interest rate and balance was 5.52% and $18.1 million, respectively, during 1996, and 5.93% and $3.0 million, respectively, during 1995. The maximum amount outstanding at any month-end during 1996 and 1995 was $40.0 million and $10.0 million, respectively.

     U.S. TREASURY AND AGENCY OBLIGATIONS AND OTHER INVESTMENT SECURITIES

     The loss on sale during 1995 of $15,000 was realized upon the in-substance maturity of $15.0 million in U.S. Treasury obligations. There were no sales during 1994.

     MUNICIPAL SECURITIES

     The amortized cost and estimated market value of municipal securities held to maturity are summarized as follows:

                                                Gross        Gross     Estimated
                                  Amortized   Unrealized   Unrealized    Market
     (In Thousands)                  Cost       Gains        Losses      Value
     ---------------------------------------------------------------------------
     December 31, 1996 .........    $6,997    $    --      $   22        $6,975
     ===========================================================================
     December 31, 1995 .........    $7,194    $    --      $   24        $7,170
     ===========================================================================

     The investment at December 31, 1996 and 1995 represents an industrial revenue bond on which the interest income is not subject to federal income taxes.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market value of the mortgage-backed securities available for sale are summarized as follows:

                                                       Gross        Gross     Estimated
                                         Amortized   Unrealized  Unrealized     Market
     (In Thousands)                        Cost        Gains       Losses       Value
     ----------------------------------------------------------------------------------
     December 31, 1996:
       GNMA certificates ..........      $11,669      $   241      $     6     $11,904
       FNMA certificates ..........          225            9         --           234
       FHLMC certificates .........       23,475         --            351      23,124
       Non-agency certificates ....       25,607          596          198      26,005
     ----------------------------------------------------------------------------------
         Total ....................      $60,976      $   846      $   555     $61,267
     ==================================================================================
     December 31, 1995:
       GNMA certificates ..........      $13,808      $   599      $     1     $14,406
       FNMA certificates ..........          328           15         --           343
       Non-agency certificates ....       37,053          696          422      37,327
     ----------------------------------------------------------------------------------
         Total ....................      $51,189      $ 1,310      $   423     $52,076
     ==================================================================================

     Net unrealized gains on mortgage-backed securities available for sale were recognized in stockholders' equity in the amount of $291,000, or $166,000 net of income taxes, at December 31, 1996. At December 31, 1995, net unrealized gains were recognized in stockholders' equity in the amount of $887,000, or $510,000 net of income taxes.

     Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

     (In Thousands)                              1996        1995         1994
     ---------------------------------------------------------------------------
     Proceeds ...........................      $31,414      $21,463      $ --
     ===========================================================================
     Gross realized gains ...............      $   308      $  --        $ --
     ===========================================================================
     Gross realized losses ..............      $  --        $  --        $ --
     ===========================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)  LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                 December 31,
                                                         --------------------------
     (In Thousands)                                          1996           1995
     ------------------------------------------------------------------------------
     Held for investment:
        Loans secured by real estate:
          Residential:
             One-to-four units .......................   $ 4,046,448    $ 3,656,512
             Five or more units ......................        56,907         57,321
          Commercial real estate .....................       260,609        270,583
          Construction ...............................        66,651         28,593
          Land .......................................        21,177         21,867
          Commercial loans:
             Secured .................................         9,610            250
             Unsecured ...............................        12,526         12,614
          Consumer:
             Automobile ..............................       202,186         56,127
             Other consumer ..........................        47,281         50,945
     ------------------------------------------------------------------------------
                                                           4,723,395      4,154,812
        Less:
          Undisbursed loan funds .....................       (49,250)       (29,942)
          Net deferred costs and premiums ............        11,663          7,412
          Allowance for estimated losses .............       (30,094)       (27,943)
     ------------------------------------------------------------------------------
                Loans receivable held for investment .   $ 4,655,714    $ 4,104,339
     ==============================================================================
     Held for sale:
        Loans secured by residential one-to-four units   $    12,865    $    13,059
     ==============================================================================

     Over 99% of the real estate securing Downey's loans is located in California.

     Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates ("related parties") on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. Those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 1996 and 1995, the Bank had extended loans to certain directors, executive officers and their associates totaling $28.8 million and $29.7 million, respectively. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 1996 and 1995.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (In Thousands)                                        1996           1995
     ---------------------------------------------------------------------------
     Balance at beginning of period .................   $ 29,681       $ 28,360
     Additions ......................................       --            1,749
     Repayments .....................................       (846)          (428)
     ---------------------------------------------------------------------------
     Balance at end of period .......................   $ 28,835       $ 29,681
     ===========================================================================


     A summary of activity in the allowance for loan losses for loans receivable held for investment during 1996, 1995 and 1994 follows:

                                                  Real                               Other
     (In Thousands)                              Estate    Commercial  Automobile   Consumer     Total
     ----------------------------------------------------------------------------------------------------
     Balance at December 31, 1993 ...........   $ 25,081    $    339    $     53    $  1,362    $ 26,835
     Provision for (reduction of) loan losses      4,052          81          (2)       (103)      4,028
     Charge-offs ............................     (5,190)       --           (13)       (175)     (5,378)
     Recoveries .............................         46          52           4          10         112
     ----------------------------------------------------------------------------------------------------
     Balance at December 31, 1994 ...........     23,989         472          42       1,094      25,597
     Provision for (reduction of) loan losses      8,116        (365)      1,205         337       9,293
     Charge-offs ............................     (7,247)       --          (401)       (316)     (7,964)
     Recoveries .............................        855         152           3           7       1,017
     ----------------------------------------------------------------------------------------------------
     Balance at December 31, 1995 ...........     25,713         259         849       1,122      27,943
     Provision for (reduction of) loan losses      3,874          92       5,245         (74)      9,137
     Charge-offs ............................     (5,200)       (115)     (2,096)       (249)     (7,660)
     Recoveries .............................        366        --           305           3         674
     ----------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ...........   $ 24,753    $    236    $  4,303    $    802    $ 30,094
     ====================================================================================================

     Charge-offs represented 0.16%, 0.17% and 0.16% of average loans for 1996, 1995 and 1994, respectively.

     All impaired loans at December 31, 1996 and 1995 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances, and impaired loans without specific allowances.

                                                  Net          Specific        Net
     (In Thousands)                          Carrying Value    Allowance     Balance
     -------------------------------------------------------------------------------
     December 31, 1996:
         Loans with specific allowances .....   $ 2,967        $  (276)      $ 2,691
         Loans without specific allowances ..    43,763           --          43,763
     -------------------------------------------------------------------------------
         Total impaired loans ...............   $46,730        $  (276)      $46,454
     ===============================================================================
     December 31, 1995:
         Loans with specific allowances .....   $34,149        $(1,223)      $32,926
         Loans without specific allowances ..    11,283           --          11,283
     -------------------------------------------------------------------------------
         Total impaired loans ...............   $45,432        $(1,223)      $44,209
     ===============================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The average recorded investment in impaired loans during 1996 totaled $45.8 million and $39.4 million in 1995. During 1996, total interest recognized on the impaired loan portfolio, on a cash basis, was $3.5 million, compared to $1.6 million in 1995.

     The combined weighted average interest yield on loans receivable held for investment and sale was 7.77% and 7.67% as of December 31, 1996 and 1995, respectively, and averaged 7.72%, 7.20% and 6.57% during 1996, 1995 and 1994, respectively.

     The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $45.0 million and $78.3 million as of December 31, 1996 and 1995, respectively. There were no troubled debt restructurings on accrual status as of December 31, 1996 and 1995.

     Interest  on   non-accrual   loans   excluded  from  interest   income  was
     approximately $4.1 million for 1996, $6.1 million for 1995 and $4.3 million for 1994.

(7)  LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $576.0 million and $527.2 million at December 31, 1996 and 1995, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $2.0 million and $2.8 million at December 31, 1996 and 1995, respectively.

     Mortgage servicing rights of $1.0 million related to loans sold with servicing rights retained and $0.4 million related to purchased servicing rights were capitalized in 1996 and 1995, respectively. Mortgage servicing rights have been written down to their fair value of $1.2 million and $0.4 million at December 31, 1996 and 1995, respectively. Amortization of mortgage servicing rights was $179,000 in 1996 and $48,000 in 1995.

     During 1996, a valuation allowance was provided for mortgage servicing rights. Following is a summary of activity in the allowance for mortgage servicing rights in 1996.


     (In Thousands)                                                        1996
     ---------------------------------------------------------------------------
     Balance at beginning of period .............................          $--
     Additions .................................................            129
     Reductions ................................................            (28)
     ---------------------------------------------------------------------------
     Balance at end of period ..................................          $ 101
     ===========================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Investments in real estate and joint ventures are summarized as follows:

                                                                           December 31,
                                                                      ---------------------
     (In Thousands)                                                     1996        1995
     --------------------------------------------------------------------------------------
     Gross investments in real estate .............................   $ 66,745    $ 63,917
     Accumulated depreciation .....................................    (11,094)     (9,570)
     Allowance for estimated losses ...............................    (22,294)    (24,509)
     --------------------------------------------------------------------------------------
        Investments in real estate (1) ............................     33,357      29,838
     --------------------------------------------------------------------------------------
     Investments in and interest bearing advances to joint ventures     20,918      22,311
     Joint venture valuation allowance ............................     (7,777)     (9,829)
     --------------------------------------------------------------------------------------
          Investments in joint ventures ...........................     13,141      12,482
     --------------------------------------------------------------------------------------
          Total investments in real estate and joint ventures .....   $ 46,498    $ 42,320
     ======================================================================================

     (1) Includes $0.6 million and $1.4 million at December 31, 1996 and 1995, respectively, associated with three single family housing developments which are joint ventures for legal purposes. They are reported as wholly owned for financial reporting purposes because DSL Service Company assumed operating control effective in the fourth quarter of 1993.

     The table set forth below describes the type, location, and amount invested in real estate and joint ventures, net of specific valuation allowances of $27.6 million and general valuation allowances of $2.5 million, at December 31, 1996:

     (In Thousands)                                            California  Arizona    Other    Total
     --------------------------------------------------------------------------------------------------
     Property Type:
        Shopping centers .....................................   $21,386   $18,408   $ 2,909   $42,703
        Office buildings .....................................       404      --        --         404
        Residential ..........................................     3,431      --        --       3,431
        Land .................................................     1,430       447       554     2,431
     --------------------------------------------------------------------------------------------------
          Total real estate before general valuation allowance   $26,651   $18,855   $ 3,463   $48,969
     ========================================================================================
                                                                                             ----------
     General valuation allowance .............................                                  (2,471)
     Net investment in real estate and joint ventures ........                                 $46,498
                                                                                             ==========

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     A summary of real estate and joint venture operations included in Downey's results of operations follows:

     (In Thousands)                                                     1996        1995        1994
     -------------------------------------------------------------------------------------------------
     Net gains on sales of real estate ...........................   $    392    $  4,539    $    532
     Rental operations:
       Rental income .............................................      4,649       5,837       6,305
       Costs and expenses ........................................     (2,232)     (2,126)     (1,798)
     -------------------------------------------------------------------------------------------------
          Net rental operations ..................................      2,417       3,711       4,507
     Joint venture operations:
       Equity in net income (loss) from joint ventures ...........         55      (1,676)      1,512
       Reduction of losses provided for by the DSL Service Company      2,043         831         634
     -------------------------------------------------------------------------------------------------
          Net joint venture operations ...........................      2,098        (845)      2,146
     Interest from joint venture loans ...........................      2,071       1,702       1,579
     Reduction of estimated losses on real estate ................      1,263       2,085         766
     -------------------------------------------------------------------------------------------------
          Total ..................................................   $  8,241    $ 11,192    $  9,530
     =================================================================================================

     Activity in the allowance for losses on real estate and investments in joint ventures for 1996, 1995 and 1994 is as follows:

                                                   Real Estate   Commercial     Residential    Investments
                                                     Held for    Real Estate    Real Estate        In
                                                     or Under      Held for       Held for        Joint
     (In Thousands)                                 Development   Investment     Investment     Ventures       Total
     -----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1993 ................   $  6,293     $  9,733       $ 11,334       $ 11,314     $ 38,674
     Provision for (reduction of) estimated losses       (120)      (1,640)           994           (634)      (1,400)
     Charge-offs .................................       --           --             --              (76)         (76)
     Recoveries ..................................       --           --             --             --           --
     -----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1994 ................      6,173        8,093         12,328         10,604       37,198
     Reduction of estimated losses ...............       (206)      (1,410)          (469)          (831)      (2,916)
     Charge-offs .................................       --           --             --             --           --
     Recoveries ..................................       --           --             --               56           56
     -----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995 ................      5,967        6,683         11,859          9,829       34,338
     Provision for (reduction of) estimated losses         50       (1,567)           254         (2,043)      (3,306)
     Charge-offs .................................       (680)        --             (272)           (83)      (1,035)
     Recoveries ..................................       --           --             --               74           74
     -----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ................   $  5,337     $  5,116       $ 11,841       $  7,777     $ 30,071
     =================================================================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Condensed financial information of joint ventures reported on the equity method is as follows:

               CONDENSED COMBINED BALANCE SHEETS - JOINT VENTURES

                                                                         December 31,
                                                                   -----------------------
     (In Thousands)                                                   1996         1995
     -------------------------------------------------------------------------------------
     ASSETS
     Cash ......................................................   $   1,778    $   2,624
     Projects under development ................................      13,039        3,075
     Completed projects ........................................      91,049      106,824
     Other assets ..............................................       6,310        9,247
     -------------------------------------------------------------------------------------
                                                                   $ 112,176    $ 121,770
     =====================================================================================
     LIABILITIES AND EQUITY
     Liabilities:
        Notes payable to the Bank ..............................   $  77,598    $  87,879
        Notes payable to others ................................      28,562       24,450
        Other ..................................................      11,152       10,020
     Equity (deficit):
        DSL Service Company ....................................      13,141       12,482
        Allowance for losses recorded by DSL Service Company (1)       7,777        9,829
        Other partners' (1) ....................................     (26,054)     (22,890)
     -------------------------------------------------------------------------------------
          Net deficit ..........................................      (5,136)        (579)
     -------------------------------------------------------------------------------------
                                                                   $ 112,176    $ 121,770
     =====================================================================================

     (1) The aggregate other partners' deficit of $26.1 million and $22.9 million at December 31, 1996 and 1995, respectively, represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. Those allowances totaled $7.8 million and $9.8 million at December 31, 1996 and 1995, respectively. At December 31, 1996, the fair value of the real estate assets of certain joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment. Thus, the aforementioned other partners' deficit of $26.1 million and $22.9 million at December 31, 1996 and 1995, respectively, exceeds the amount of aforementioned valuation allowances established of $7.8 million and $9.8 million at December 31, 1996 and 1995, respectively.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          CONDENSED COMBINED STATEMENTS OF OPERATIONS - JOINT VENTURES

     (In Thousands)                                          1996        1995        1994
     ---------------------------------------------------------------------------------------
     Real estate sales:
        Sales ..........................................   $  2,901    $   --      $ 21,158
        Cost of sales ..................................     (1,401)       --       (17,294)
     ---------------------------------------------------------------------------------------
          Net profit on sales ..........................      1,500        --         3,864
     ---------------------------------------------------------------------------------------
     Rental operations:
        Rental income ..................................     13,674      16,587      16,749
        Operating expenses .............................     (1,781)     (3,574)     (2,487)
        Interest, depreciation and other expenses ......    (14,784)    (16,365)    (15,102)
     ---------------------------------------------------------------------------------------
          Net loss on rental operations ................     (2,891)     (3,352)       (840)
     ---------------------------------------------------------------------------------------
     Net income (loss) .................................     (1,391)     (3,352)      3,024
     Less other partners' share of net income (loss) ...     (1,446)     (1,676)      1,512
     ---------------------------------------------------------------------------------------
     DSL Service Company's share of net income (loss) ..         55      (1,676)      1,512
     Reduction of losses provided by DSL Service Company      2,043         831         634
     ---------------------------------------------------------------------------------------
     DSL Service Company's share of net income (loss) ..   $  2,098    $   (845)   $  2,146
     =======================================================================================

(9)  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     The type and amount of real estate acquired in settlement of loans is summarized as follows:

                                                                December 31,
                                                           ---------------------
     (In Thousands)                                          1996        1995
     ---------------------------------------------------------------------------
     Property Type
     Residential:
       One-to-four units ...............................   $ 12,690    $ 11,997
       Five or more units ..............................       --         2,226
     Commercial:
       Land ............................................        712         836
       Shopping centers ................................      3,754       5,012
     ---------------------------------------------------------------------------
                                                             17,156      20,071
     Allowance for estimated losses ....................     (1,078)     (1,217)
     ---------------------------------------------------------------------------
       Total real estate acquired in settlement of loans   $ 16,078    $ 18,854
     ===========================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     A summary of net operation of real estate acquired in settlement of loans included in Downey's results of operations follows:

     (In Thousands)                                                      1996       1995      1994
     -----------------------------------------------------------------------------------------------
     Net (gains) losses on sales ...................................   $  (389)   $   (25)   $    44
     Net operating expense .........................................     1,298      1,733      1,516
     Provision for estimated losses ................................     1,658      2,498      2,035
     -----------------------------------------------------------------------------------------------
       Net operations of real estate acquired in settlement of loans   $ 2,567    $ 4,206    $ 3,595
     ===============================================================================================

     Activity in the allowance for estimated losses on real estate acquired through foreclosure for 1996, 1995 and 1994 is as follows:

     (In Thousands)                                 1996       1995       1994
     ---------------------------------------------------------------------------
     Balance at beginning of period ...........   $ 1,217    $   743    $   747
     Provision ................................     1,658      2,498      2,035
     Charge-offs ..............................    (1,797)    (2,024)    (2,039)
     ---------------------------------------------------------------------------
     Balance at end of period .................   $ 1,078    $ 1,217    $   743
     ===========================================================================

(10) PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                               December 31,
                                                         -----------------------
     (In Thousands)                                         1996         1995
     ---------------------------------------------------------------------------
     Land ............................................   $  21,287    $  19,401
     Building and improvements .......................      84,612       81,732
     Furniture, fixtures and equipment ...............      39,828       35,979
     Construction in progress ........................          37          319
     Other ...........................................          91          122
     ---------------------------------------------------------------------------
                                                           145,855      137,553
     Accumulated depreciation and amortization .......     (49,212)     (44,576)
     ---------------------------------------------------------------------------
       Total premises and equipment ..................   $  96,643    $  92,977
     ===========================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Downey has commitments under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period. Rental expense was $0.8 million in 1996 and $0.7 million in 1995. The following table summarizes future minimum rental commitments under noncancelable leases.

     (In Thousands)
     ---------------------------------------------------------------------------
     1997 .......................................................         $1,178
     1998 .......................................................          1,156
     1999 .......................................................            993
     2000 .......................................................            555
     2001 .......................................................            330
     Thereafter (1) .............................................              6
     ---------------------------------------------------------------------------
       Total future lease commitments                                     $4,218
     ===========================================================================

     (1) There are no lease commitments beyond the year 2002 though options to renew at that time are available.

(11) FEDERAL HOME LOAN BANK STOCK

     The Bank's required investment in FHLB stock, based on December 31, 1996 financial data, was $41.9 million. The investment in FHLB stock amounted to $41.4 million and $39.1 million at December 31, 1996 and 1995, respectively. The Bank received a $0.7 million stock dividend in the first quarter of 1997 thereby increasing the Bank's investment above the required amount.

(12) OTHER ASSETS

     Other assets are summarized as follows:

                                                                                              December 31,
                                                                                            -----------------
     (In Thousands)                                                                           1996      1995
     --------------------------------------------------------------------------------------------------------
     Accounts receivable:
       Due from FDIC under the Butterfield Assistance Agreement .........................   $  --     $12,165
     --------------------------------------------------------------------------------------------------------
       Other ............................................................................     2,465     4,462
     Accrued interest receivable:
       Loans ............................................................................    24,259    23,206
       Mortgage-backed securities .......................................................       356       314
       Investment securities ............................................................     2,186     3,177
     Prepaid expenses ...................................................................     7,261     4,515
     Excess of purchase price over fair value of assets acquired and liabilities assumed,     5,586     6,118
     net
     Core deposit premium ...............................................................       513       824
     Mortgage servicing rights ..........................................................     1,175       406
     Repossessed automobiles, net .......................................................       928      --
     Other ..............................................................................       661       405
     --------------------------------------------------------------------------------------------------------
       Total other assets ...............................................................   $45,390   $55,592
     ========================================================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) DEPOSITS

     Deposits are summarized as follows:

                                                          December 31,
                                         ----------------------------------------------
                                                  1996                    1995
                                         ----------------------------------------------
                                         Weighted                Weighted
                                          Average                 Average
     (Dollars in Thousands)                Rate        Amount      Rate        Amount
     ----------------------------------------------------------------------------------
     Regular passbook ...............      2.90%    $  416,868      2.59%    $  387,986
     Money market accounts ..........      2.52        100,750      2.30        119,891
     Checking accounts ..............      0.74        313,980      0.76        297,014
     Certificates of deposit:
       Less than 3.00% ..............      2.65         39,061      2.82         57,786
       3.00-3.49 ....................      3.03            723      3.21          1,392
       3.50-3.99 ....................      3.99             79      3.75          7,781
       4.00-4.49 ....................      4.39         63,577      4.18         99,758
       4.50-4.99 ....................      4.87        186,576      4.88        262,065
       5.00-5.99 ....................      5.54      2,489,852      5.52      1,863,474
       6.00-6.99 ....................      6.17        536,307      6.46        596,803
       7.00 and greater .............      7.15         25,329      7.29         96,271
     ----------------------------------------------------------------------------------
        Total certificates of deposit      5.56      3,341,504      5.61      2,985,330
     ----------------------------------------------------------------------------------
        Total deposits ..............      4.86%    $4,173,102      4.81%    $3,790,221
     ==================================================================================

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $791.6 million and $693.9 million at December 31, 1996 and 1995, respectively.

     At December 31, 1996, scheduled maturities of certificates of deposit are as follows:

                                                         Weighted
     (Dollars in Thousands)                            Average Rate     Amount
     ---------------------------------------------------------------------------
     1997 ...........................................      5.53%      $2,915,547
     1998 ...........................................      5.72          357,742
     1999 ...........................................      5.76           39,618
     2000 ...........................................      5.82           14,793
     2001 ...........................................      5.72           13,228
     Thereafter .....................................      5.76              576
     ---------------------------------------------------------------------------
     Total ..........................................      5.56%      $3,341,504
     ===========================================================================

     The weighted average cost of deposits averaged 4.74%, 4.81%, and 3.49% during 1996, 1995 and 1994, respectively.

     As of December 31, 1996 and 1995, public funds of approximately $1.8 million and $1.2 million, respectively, are secured by mortgage loans with a carrying value of approximately $2.6 million and $1.8 million, respectively.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Interest expense on deposits by type is summarized as follows:

     (In Thousands)                                 1996       1995       1994
     ---------------------------------------------------------------------------
     Regular passbook .........................   $ 11,242   $  8,725   $  9,297
     Money Market accounts ....................      2,599      2,994      4,638
     Checking accounts ........................      2,246      2,309      2,519
     Certificate accounts .....................    168,315    166,831     93,541
     ---------------------------------------------------------------------------
       Total deposit interest expense .........   $184,402   $180,859   $109,995
     ===========================================================================

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $2.3 million and $4.1 million at December 31, 1996 and 1995, respectively.

(14) MORTGAGE-BACKED SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Mortgage-backed   securities  sold  under   agreements  to  repurchase  are
     summarized as follows:

     (Dollars in Thousands)                                          1996      1995       1994
     --------------------------------------------------------------------------------------------
     Balance at year end .......................................   $  --      $16,099    $53,946
     Average balance outstanding during the year ...............    11,761     36,676     32,441
     Maximum amount outstanding at any month-end during the year    70,015     52,547     59,720
     Weighted average interest rate during the year ............      5.19%      6.21%      5.18%
     Weighted average interest rate at year end ................       --        5.90       6.09
     Secured by:
        Mortgage-backed securities .............................   $  --      $17,342    $58,718
     ============================================================================================

     The mortgage-backed securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Mortgage-backed securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

(15) FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are summarized as follows:

     (Dollars in Thousands)                                          1996        1995        1994
     -----------------------------------------------------------------------------------------------
     Balance at year end .......................................   $386,883    $220,715    $411,800
     Average balance outstanding during the year ...............    266,252     284,003     158,058
     Maximum amount outstanding at any month-end during the year    397,147     473,800     411,800
     Weighted average interest rate during the year ............       5.85%       6.30%       5.44%
     Weighted average interest rate at year end ................       5.80        6.07        6.41
     Secured by:
       Loans receivable ........................................   $345,463    $276,375    $557,948
       Mortgage-backed securities ..............................     31,651      10,523        --
       FHLB stock ..............................................     41,447      39,146      34,500
     ===============================================================================================

     In addition to the collateral securing existing advances, Downey had an additional $1.1 billion in loans

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     available as collateral for any future advances as of December 31, 1996.

     FHLB advances have the following maturities at December 31, 1996:

     (In Thousands)
     -----------------------------------------------------------------------
     1997 .......................................................   $312,067
     1998 .......................................................     42,973
     1999 .......................................................     15,686
     2000 .......................................................      9,963
     2001 .......................................................      3,394
     Thereafter .................................................      2,800 (1)
     -----------------------------------------------------------------------
     Total ......................................................   $386,883
     =======================================================================

     (1)  Includes  a  $1.8  million   advance  which  carries  a   penalty-free
          prepayment option beginning in April 1996 and every six months thereafter.

(16) COMMERCIAL PAPER

     Commercial paper borrowings are summarized as follows:

     (Dollars in Thousands)                                          1996        1995        1994
     -----------------------------------------------------------------------------------------------
     Balance at year end .......................................   $198,113    $196,602    $197,839
     Average balance outstanding during the year ...............    174,739     191,313      25,177
     Maximum amount outstanding at any month-end during the year    198,113     198,341     197,839
     Weighted average interest rate during the year ............       5.74%       6.38%       5.90%
     Weighted average interest rate at end of year .............       5.45        5.56        6.00

     Secured by:
       FHLB Letter of Credit (1) ...............................   $200,000    $200,000    $200,000
     ===============================================================================================

     (1)  This letter of credit is secured by loans receivable of $247 million.

     Commercial paper borrowings at December 31, 1996 bear interest rates ranging from 5.29% to 5.58% and mature within nine months of year end.

(17) OTHER BORROWINGS

     Other borrowings are summarized as follows:

                                                                                 December 31,
                                                                               -----------------
     (Dollars In Thousands)                                                      1996     1995
     -------------------------------------------------------------------------------------------
     Long-term notes  payable to banks,  secured by real estate and mortgage loans with a carrying value of $13,585 at December 31, 1996, bearing interest
        rates from 7.50% to 9.21%  .........................................   $10,349   $ 2,802
     ===========================================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Other borrowings have the following maturities at December 31, 1996:

     (In Thousands)
     ---------------------------------------------------------------------------
     1997 ..........................................................     $   950
     1998 ..........................................................       1,031
     1999 ..........................................................       1,120
     2000 ..........................................................       1,216
     2001 ..........................................................       1,310
     Thereafter ....................................................       4,722
     ---------------------------------------------------------------------------
     Total .........................................................     $10,349
     ===========================================================================

(18) INCOME TAXES

     Income taxes are summarized as follows:

     (In Thousands)                                   1996      1995      1994
     ---------------------------------------------------------------------------
     Federal:  Current ...........................   $ 8,310   $11,538   $ 6,832
               Deferred ..........................     3,317        17     5,661
     ---------------------------------------------------------------------------
                                                     $11,627   $11,555   $12,493
     ===========================================================================
     State:    Current ...........................   $ 2,602   $ 2,144   $ 3,237
               Deferred ..........................     1,521     1,898       940
     ---------------------------------------------------------------------------
                                                     $ 4,123   $ 4,042   $ 4,177
     ===========================================================================
     Total:    Current ...........................   $10,912   $13,682   $10,069
               Deferred ..........................     4,838     1,915     6,601
     ---------------------------------------------------------------------------
                                                     $15,750   $15,597   $16,670
     ===========================================================================

     Current income taxes payable were $0.6 million and $9.4 million at December 31, 1996 and 1995, respectively.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax bases of assets:

                                                                      December 31,
                                                                  ---------------------
     (In Thousands)                                                 1996       1995
     ----------------------------------------------------------------------------------
     Deferred tax liabilities:
         Deferred loan fees ...................................   $ 22,049    $ 16,937
         Tax reserves in excess of base year ..................     22,652      19,161
         Equity in joint ventures .............................      2,250       4,741
         Installment sales ....................................      3,683       4,090
         Depreciation on premises and equipment ...............      1,012       3,395
         FHLB stock dividends .................................      4,777       3,277
         SAIF insurance premiums ..............................      2,544       1,978
         Equipment lease ......................................       --         1,876
         Capitalized interest .................................      1,730       1,283
         Bad debt charge-offs .................................      3,431        --
         Other deferred income items ..........................        118         560
         Accrual to cash adjustment ...........................        422        --
     ----------------------------------------------------------------------------------
                                                                    64,668      57,298
     ----------------------------------------------------------------------------------
     Deferred tax assets:
         Loan valuation allowances ............................    (35,004)    (30,053)
         Real estate and joint venture valuation allowances ...    (16,150)    (17,970)
         Unrealized gains (losses) on investment securities (1)     (1,177)      2,583
         Alternative minimum tax credit carryforward ..........       (734)     (1,481)
         California franchise tax .............................     (1,475)     (1,448)
         Other deferred deduction items .......................       (346)       (205)
     ----------------------------------------------------------------------------------
                                                                   (54,886)    (48,574)
     Deferred tax assets valuation allowance ..................       --          --
     ----------------------------------------------------------------------------------
     Net deferred tax liability ...............................   $  9,782    $  8,724
     ==================================================================================

     (1) Generally accepted accounting principles require the tax effect of unrealized gains and losses on securities available for sale to be reported as a separate component of stockholders' equity.

     A reconciliation of income taxes (benefits) to the expected statutory federal corporate income taxes follows:

                                                              1996                 1995                 1994
                                                       -------------------------------------------------------------
     (Dollars in Thousands)                             Amount     Percent   Amount     Percent   Amount     Percent
     ---------------------------------------------------------------------------------------------------------------
     Expected statutory income taxes ...............   $ 12,759      35.0%  $ 12,842      35.0%  $ 14,071      35.0%
     California franchise tax, net of federal income
         tax benefit ...............................      2,680       7.4      2,640       7.2      2,715       6.8
     Increase (decrease) resulting from:
         Non-taxable federal financial assistance ..       --          --       (223)     (0.6)      (192)     (0.5)
         Interest on municipal bonds ...............       (103)     (0.3)       (21)     (0.1)      --          --
         Other .....................................        414       1.1        359       1.0         76       0.2
     ---------------------------------------------------------------------------------------------------------------
     Income taxes ..................................   $ 15,750      43.2%  $ 15,597      42.5%  $ 16,670      41.5%
     ===============================================================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts by savings institutions for years beginning after 1995. Under prior law, savings associations calculated additions to reserves using either a percentage of taxable income or historical loan loss experience. The new law allows deductions for bad debts only when such debts are actually charged off. Downey calculated its bad debt deduction for 1996 under the specific charge-off method. In 1995 and 1994, Downey claimed a bad debt deduction based upon the percentage-of-taxable-income method.

     Downey  made  income  tax  payments,  net of  refunds,  amounting  to $19.8
     million,   $9.6  million,  and  $5.7  million  in  1996,  1995,  and  1994, respectively.

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and a combined California franchise tax report on a calendar year basis. Downey's federal income and state franchise tax returns have been examined by the Internal Revenue Service and the California Franchise Tax Board, respectively, for all prior years through 1989. Federal income tax returns for years 1990 through 1994 are currently under examination. Downey believes it has established appropriate liabilities for any resulting deficiencies. State franchise tax returns for years subsequent to 1989 remain open to review.

(19) STOCKHOLDERS' EQUITY

     Regulatory Capital

     Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 1996.

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                    For Capital          Prompt Corrective
                                                 Actual          Adequacy Purposes       Action Provisions
                                          -------------------    -------------------    -------------------
     (Dollars in Thousands)                 Amount     Ratio      Amount      Ratio      Amount     Ratio
     ------------------------------------------------------------------------------------------------------
     Risk-based capital
       (to risk-weighted assets) .....    $ 366,079    12.66%    $ 231,376     8.00%    $ 289,220    10.00%
     Core capital
       (to adjusted assets) ..........      336,921     6.56       153,976     3.00       256,627     5.00
     Tangible capital
       (to adjusted assets) ..........      336,921     6.56        76,988     1.50         (1)       (1)
     ======================================================================================================

     (1)  Ratio is not specified under capital regulations.

     In part to resolve the disparity between bank and thrift deposit insurance premiums and resulting competitive inequalities, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") on September 30, 1996 which, among other things, authorized the recapitalization of the Savings Association Insurance Fund ("SAIF"). To effect the recapitalization, SAIF member institutions, such as the Bank, were required to pay a one-time special assessment equal to 0.657% of deposits based upon deposit levels as of March 31, 1995. For the Bank, this assessment was equal to $24.6 million or, on an after-tax basis, $14.0 million or $0.55 per share. The charge for this assessment was reflected in the Bank's third quarter 1996 results and was paid to the FDIC on November 27, 1996.

     Capital Distributions

     The OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers and

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     any other distributions charged against an institution's capital accounts. The payment of dividends by the Bank is subject to OTS regulations. "Safe-harbor" amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For institutions, such as the Bank, that meet their current and fully-phased-in capital requirements, the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk weighted assets ratio over 8% to be only one-half of such excess at the beginning of the year. Institutions can distribute amounts in excess of the safe-harbor amounts only with the prior approval of the OTS.

     As of December 31, 1996, the Bank had the capacity to declare dividends totaling $65.8 million under the "safe harbor" limitations.

     Stock Dividend

     On October 29, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a dividend on Downey's common stock payable on December 12, 1996 to stockholders of record on November 15, 1996. The stock split resulted in the issuance of 8,486,167 shares and the par value of the stock remained at $0.01. Common stock issued and additional paid-in capital as of December 31, 1996 have been restated to reflect the split. All share and per share data, including stock option plan information, have been restated to reflect this distribution.

     Employee Stock Option Plans

     During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 393,750 shares (adjusted for stock dividends and splits) of the Bank's common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank's common stock.

     During 1996, options to purchase 15,000 shares were granted under the LTIP, compared to 90,750 in 1995.

     Options outstanding under the LTIP at December 31, 1996 and 1995 are summarized as follows:

                                                          Outstanding Options
                                                        ------------------------
                                                        Number         Average
                                                          of            Option
                                                        Shares          Price
     ---------------------------------------------------------------------------
     December 31, 1994 .........................        259,875        $   13.75
     Options granted ...........................         90,750            14.71
     Options canceled and exercised ............        (23,625)           13.29
     ---------------------------------------------------------------------------
     December 31, 1995 .........................        327,000            14.05
     Options granted ...........................         15,000            17.00
     Options canceled and exercised ............        (30,750)           15.00
     ---------------------------------------------------------------------------
     December 31, 1996 .........................        311,250        $   14.14
     ===========================================================================

     Under the LTIP, options are exercisable in cumulative annual installments commencing one year after the date of the grant and, unless exercised, the options terminate five years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     At December 31, 1996, 133,125 options were exercisable at a weighted average option price per share of $13.91, with 67,500 shares available for future grants under the LTIP. At December 31, 1995, 59,063 options were exercisable at a weighted average option price per share of $13.80.

     Effective January 1, 1995, Downey adopted the disclosure requirements of SFAS 123, but it was determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB
     25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for Downey's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, Downey's net income and income per share would have been reduced to the pro forma amounts indicated below:

     (In Thousands, Except Per Share Data)                    1996        1995
     ---------------------------------------------------------------------------
     Net income:
         As reported ....................................    $20,704     $21,093
         Pro forma ......................................     20,673      20,092
     Income per share:
         As reported ....................................      $0.81       $0.83
         Pro forma ......................................       0.81        0.83
     ===========================================================================

     The weighted average fair value at date of grant of options granted during 1996 and 1995 was $4.09 and $3.01 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                 1996     1995
     ---------------------------------------------------------------------------
     Expected life (years) ................................       3.79     3.74
     Interest rate ........................................       6.08%    5.60%
     Volatility ...........................................      24.58    24.92
     Dividend yield .......................................       1.88     2.17
     ===========================================================================


(20) EMPLOYEE BENEFIT PLANS

     Retirement and Savings Plan

     In August 1993, Downey amended its profit sharing plan so that it qualifies as a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code ("the Plan"), covering substantially all salaried employees. Under the Plan, employee contributions are partially matched by Downey. Downey's matching contribution is equal to 25% of an employee's pretax contributions which do not exceed 4% of the employee's annual compensation. In addition, Downey makes an annual retirement contribution based on the employee's age and salary. Downey's contributions to the Plan totaled $1.3 million for 1996, compared to $1.2 million in 1995 and 1994, respectively.

     Group Benefit Plan

     Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("the Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey's expense for health and welfare benefits was $3.1 million, $2.7 million, and $4.2 million in 1996, 1995, and 1994, respectively.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(21) Commitments and Contingencies

     Litigation

     Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

     Financial Instruments with Off-Balance Sheet Risk

     Downey is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans, letters of credit, lines of credit and loans in process. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

     Downey uses the same credit  policies in making  commitments  to  originate loans, lines of credit and letters of credit as it does for on-balance-sheet instruments. For commitments to originate fixed rate loans, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. Downey controls the credit risk of its commitments to originate fixed rate loans through credit approvals, limits, and monitoring procedures.

     The following is a summary of commitments and contingent liabilities:

                                                                          December 31,
                                                                      -------------------
     (In Thousands)                                                     1996       1995
     ------------------------------------------------------------------------------------
     Commitments to originate loans and mortgage-backed securities:
          Fixed rate ..............................................   $ 12,339   $ 12,962
          Variable rate ...........................................    131,767     70,606
     Commitments to sell loans and mortgage-backed securities .....     12,353     14,305
     Unused lines of credit .......................................     72,646     72,068
     Loans in process .............................................     40,535     28,783
     ====================================================================================

     Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer's creditworthiness on a case-by-case basis.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

     Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property, and cash on deposit with Downey. At December 31, 1996, the extent of collateral supporting mortgage and other loans varied from 0% to 100% of the maximum credit exposure.

     In connection with its interest rate risk management, Downey occasionally enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. The effect of these swaps serve to

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     reduce   Downey's   interest  rate  risk  between   repricing   assets  and
     liabilities, At December 31, 1996, no swap contracts were outstanding.

(22) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires Downey to disclose estimated values for its financial instruments. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the financial instrument. The estimates do not necessarily reflect the price Downey might receive if it were to sell at one time its entire holding of a particular financial instrument. Because no active market exists for a significant portion of Downey's financial instruments, fair value estimates are based upon the following methods and assumptions, some of which are subjective in nature. Changes in assumptions could significantly affect the estimates.

     CASH, FEDERAL FUNDS SOLD, AND SECURITIES PURCHASED UNDER RESALE AGREEMENTS

     The carrying amounts reported in the balance sheet for these items approximate fair value.

     INVESTMENT   SECURITIES   INCLUDING  U.S.  TREASURIES  AND  MORTGAGE-BACKED
     SECURITIES

     Fair value is based upon bid prices published in financial newspapers or bid quotations received from securities dealers.

     LOANS RECEIVABLE

     For residential mortgage loans, fair value is estimated based upon market prices obtained from readily available market quote systems. The remaining portfolio was segregated into those loans with variable rates of interest and those with fixed rates of interest. For non-residential variable rate loans which reprice frequently, fair values approximate carrying values. For non-residential fixed rate loans, fair values are based on discounting future contractual cash flows using the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each category of loan are reduced by the associated allowance for loan losses which thereby takes into consideration changes in credit risk.

     INTEREST-BEARING ADVANCES TO JOINT VENTURES

     The carrying amounts approximate fair value as the interest earned is based upon a variable rate.

     DEPOSITS

     The fair value of deposits with no stated maturity such as regular passbook accounts, money market accounts, and checking accounts, is defined by SFAS 107 as the carrying amounts reported in the balance sheet. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future contractual cash flows by the current rate offered for such deposits with similar remaining maturities.

     BORROWINGS

     For short-term borrowings, fair value approximates carrying value. The fair value of long-term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair values approximate carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current rate paid on such borrowings with similar remaining maturities.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     The fair value of interest rate swaps was derived from dealer quotations and represents the estimated amount Downey would pay upon terminating the contracts or agreements, taking into consideration current interest rates and the remaining contract term. The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements taking into consideration the remaining terms of the agreements and the creditworthiness of the counterparties. The fair value of loans in process is determined in the same manner as described for loans receivable. The fair value of commitments to sell loans and mortgage-backed securities is based upon bid quotations received from securities dealers. The fair value of loans serviced for others is determined by discounting at market rates the expected net servicing income from the portfolio.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Based on the above methods and assumptions, the following table presents the estimated fair value of Downey's financial instruments:

                                                                          December 31,1996             December 31,1995
                                                                      -------------------------   --------------------------
                                                                       Carrying      Estimated     Carrying     Estimated
     (In Thousands)                                                    Amount (1)    Fair Value    Amount (1)   Fair Value
     -----------------------------------------------------------------------------------------------------------------------
     Assets:
     Cash .........................................................   $    67,221   $    67,221   $    58,581   $    58,581
     Federal funds ................................................         6,038         6,038         7,249         7,249
     U.S. Government and agency obligations and other
        investment securities available for sale ..................       141,999       141,999       164,880       164,880
     Municipal securities being held to maturity ..................         6,997         6,975         7,194         7,170
     Loans held for sale ..........................................        12,865        12,865        13,059        13,059
     Mortgage-backed securities available for sale ................        61,267        61,267        52,076        52,076
     Loans receivable held for investment:
        Loans secured by real estate:
          Residential:
            Adjustable ............................................     3,910,895     3,888,656     3,522,719     3,604,287
            Fixed .................................................       186,402       194,029       182,089       192,676
          Other ...................................................       291,791       297,361       282,851       284,018
        Non-mortgage loans:
          Commercial ..............................................        21,796        21,807        11,460        11,582
          Consumer and other ......................................       244,830       245,333       105,220       110,191
        Interest-bearing advances to joint ventures ...............        57,563        57,563        55,340        55,340
     Liabilities:
     Deposits:
        Regular passbook ..........................................       416,868       416,868       387,986       387,986
        Checking accounts .........................................       313,980       313,980       297,014       297,014
        Money market accounts .....................................       100,750       100,750       119,891       119,891
        Certificates of deposit ...................................     3,341,504     3,351,342     2,985,330     2,997,950
     Borrowings ...................................................       595,345       596,346       436,218       437,275
     Off-Balance Sheet Instruments:
     Interest rate swap contracts .................................          --            --             N/A        (3,487)
     Commitments to sell loans and mortgage-backed
        securities ................................................        12,353        12,353        14,305        14,305
     Unused lines of credit .......................................        72,646        72,646        72,068        72,068
     Commitments to originate loans and mortgage-backed securities:
        Fixed rate ................................................        12,339        12,339        12,962        12,962
        Variable rate .............................................       131,767       131,767        70,606        70,606
     =======================================================================================================================

     (1) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data are presented below by quarter for the years ended December 31, 1996 and 1995.

                                                December 31, September 30,    June 30,   March 31,
     (In Thousands, Except Per Share Data)         1996          1996           1996       1996
     ---------------------------------------------------------------------------------------------
     Total interest income ...................   $ 92,922      $ 87,950       $ 83,149   $ 82,339
     Total interest expense ..................     57,364        52,915         50,034     51,452
     ---------------------------------------------------------------------------------------------
       Net interest income ...................     35,558        35,035         33,115     30,887
     Provision for loan losses ...............      1,674         4,092          2,200      1,171
     ---------------------------------------------------------------------------------------------
       Net interest income after provision for
         loan losses .........................     33,884        30,943         30,915     29,716
     Total other income ......................      6,203         5,172          4,002      9,822
     Total operating expense .................     24,670        47,464         21,107     20,962
     ---------------------------------------------------------------------------------------------
     Income (loss) before income taxes .......     15,417       (11,349)        13,810     18,576
     Income  taxes (benefit) .................      6,671        (4,879)         5,946      8,012
     ---------------------------------------------------------------------------------------------
     Net income (loss) .......................   $  8,746      $ (6,470) (1)  $  7,864   $ 10,564
     =============================================================================================
     Net income (loss) per share .............   $   0.34      $  (0.25) (1)  $   0.31   $   0.41
     =============================================================================================
     Market range:
       High bid ..............................   $  19.63      $  16.83       $  16.00   $  16.00
       Low bid ...............................      16.67         13.50          13.50      13.75
       End of period .........................      19.63         16.83          14.58      15.67
     =============================================================================================

                                                December 31, September 30,    June 30,   March 31,
                                                   1995          1995           1995       1995
     ---------------------------------------------------------------------------------------------
     Total interest income ...................   $ 82,592      $ 82,590       $ 79,865   $ 73,781
     Total interest expense ..................     53,351        54,887         54,519     51,481
     ---------------------------------------------------------------------------------------------
       Net interest income ...................     29,241        27,703         25,346     22,300
     Provision for loan losses ...............      1,596         1,805          2,336      3,556
     ---------------------------------------------------------------------------------------------
       Net interest income after provision for
         loan losses .........................     27,645        25,898         23,010     18,744
     Total other income ......................      7,012         3,077          4,379      6,131
     Total operating expense .................     20,135        19,620         20,121     19,330
     ---------------------------------------------------------------------------------------------
     Income before income taxes ..............     14,522         9,355          7,268      5,545
     Income  taxes ...........................      6,197         3,980          3,085      2,335
     ---------------------------------------------------------------------------------------------
     Net income ..............................    $ 8,325       $ 5,375       $  4,183   $  3,210
     =============================================================================================
     Net income per share ....................    $  0.33       $  0.21       $   0.16   $   0.13
     =============================================================================================
     Market range:
       High bid ..............................    $ 16.03       $ 13.89       $  11.75   $  10.56
       Low bid ...............................      12.63         11.34          10.16       9.44
       End of period .........................      14.50         12.70          11.59      10.16
     =============================================================================================

     (1) Net income totaled $7.6 million or $0.30 per share before an after-tax charge of $14.0 million or $0.55 per share for a one-time charge for a government-mandated industry-wide assessment to all institutions who are insured by the Federal Deposit Insurance Corporation as part of its Savings Association Insurance Fund.

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(24) PARENT COMPANY FINANCIAL INFORMATION

     Downey Financial Corp. was incorporated in Delaware on October 21, 1994. On January 23, 1995, after obtaining necessary stockholder and regulatory approvals, Downey Financial Corp. acquired 100% of the issued and outstanding capital stock of the Bank, and the Bank's stockholders became stockholders of Downey Financial Corp. The transaction was accounted for in a manner similar to a pooling-of-interests under generally accepted accounting principles. Downey Financial Corp. was thereafter funded by a $15 million dividend from the Bank. Condensed financial statements of Downey Financial Corp. only follow:

     CONDENSED BALANCE SHEETS

                                                                December 31,
                                                           ---------------------
     (In Thousands)                                          1996         1995
     ---------------------------------------------------------------------------
     ASSETS
     Cash ............................................     $   --       $     15
     Due from Bank - interest bearing ................        7,333        7,679
     Investment in subsidiaries:
       Bank ..........................................      382,932      375,406
       Downey Affiliated Insurance Agency ............          162          193
     Real estate held for investment .................          704          704
     Other assets ....................................          558          262
     ---------------------------------------------------------------------------
                                                           $391,689     $384,259
     ===========================================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Intercompany accounts payable ...................     $   --       $     20
     Accounts payable and accrued expenses ...........          118          167
     ---------------------------------------------------------------------------
       Total liabilities .............................          118          187
     ---------------------------------------------------------------------------
     Stockholders' Equity ............................      391,571      384,072
     ---------------------------------------------------------------------------
                                                           $391,689     $384,259
     ===========================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     CONDENSED STATEMENTS OF INCOME

                                                                                     Years Ended December 31,
                                                                                     ------------------------
     (In Thousands)                                                                       1996      1995
     --------------------------------------------------------------------------------------------------------
     INCOME:
       Dividends from the Bank .......................................................   $ 8,406     $16,940
       Interest income ...............................................................       382         603
       Other income ..................................................................        82        --
     --------------------------------------------------------------------------------------------------------
                                                                                           8,870      17,543
     --------------------------------------------------------------------------------------------------------
     EXPENSE:
       Provision for losses on real estate ...........................................      --           171
       General and administrative expense ............................................       883         909
     --------------------------------------------------------------------------------------------------------
         Total expense ...............................................................       883       1,080
     --------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES     7,987      16,463
     Income tax benefit ..............................................................       168         194
     --------------------------------------------------------------------------------------------------------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES ................     8,155      16,657
     Equity in undistributed net income of subsidiaries ..............................    12,549       4,436
     --------------------------------------------------------------------------------------------------------
       NET INCOME ....................................................................   $20,704     $21,093
     ========================================================================================================

                             DOWNEY FINANCIAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                                   ------------------------
     (In Thousands)                                                   1996        1995
     --------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ...............................................   $ 20,704      $ 21,093
       Equity in undistributed net income of subsidiaries .......    (12,549)       (4,436)
       Provision for losses on real estate ......................       --             171
       Increase in other assets .................................       (296)         (262)
       Increase (decrease) in liabilities .......................        (69)          187
     --------------------------------------------------------------------------------------
         Net cash provided by operating activities ..............      7,790        16,753
     --------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contribution to Downey Affiliated Insurance Agency       --            (400)
       (Issuance) decrease of note to the Bank - interest bearing        346        (7,679)
       Purchase of real estate from subsidiary ..................       --            (900)
     --------------------------------------------------------------------------------------
         Net cash provided by (used for) investing activities ...        346        (8,979)
     --------------------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends on common stock ................................     (8,147)       (7,759)
       Other ....................................................         (4)         --
     --------------------------------------------------------------------------------------
         Net cash used for financing activities .................     (8,151)       (7,759)
     --------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents .......        (15)           15
     Cash and cash equivalents at beginning of year .............         15          --
     --------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $   --        $     15
     ======================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997, and is incorporated herein by reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information to be included under the captions "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information to be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements.
        These documents are listed  in  the  Index  to  Consolidated   Financial
        Statements under Item 8.
     2. Financial Statement Schedules.
        Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(b)  Reports on Form 8-K during the last quarter of 1996.
       None.
(c)  Exhibits.

     Exhibit
     Number                           Description

      3.1 (1)  Certificate of Incorporation of Downey Financial Corp.
      3.2 (2)  Articles of Incorporation of Downey Financial Corp.
      3.3 (2)  Bylaws of Downey Financial Corp.
     10.1 (2)  Downey Stock Purchase Plan Agreement, dated January 1, 1973.
     10.2 (2)  Downey  Employees'  Retirement and Savings Plan,  dated January 1,
               1978 (as amended August 1, 1993).
     10.4 (1)  Downey  Savings  and  Loan Association  1994 Long-Term  Incentive
               Plan (as amended).
     10.5 (2)  Asset  Purchase  Agreement  among  Butterfield  Savings  and Loan
               Association,  FSA, Mortgage Investment, Inc., Property Management
               Service,   Inc.  and  Butterfield  Capital   Corporation,   dated
               September 1, 1988.
     10.6 (2)  Assistance  Agreement  between and among the Federal  Savings and
               Loan  Insurance   Corporation,   Butterfield   Savings  and  Loan
               Association,  FSA and Downey Savings and Loan Association,  dated
               September  29,  1988  (confidential  treatment  requested  due to contractual prohibition against disclosure).
     10.7 (2)  Merger of  Butterfield  Savings and Loan  Association,  FSA, into
               Downey Savings and Loan Association, dated September 29, 1989.
     10.8 (2)  Founder  Retirement  Agreement  of  Maurice L.  McAlister,  dated
               December 21, 1989.
     10.9 (2)  Founder  Retirement  Agreement  of  Gerald  H.  McQuarrie,  dated
               December 21, 1989.
     10.11(2)  Director Retirement Benefits
     10.12(2)  Management Incentive Program 1992
     10.13(2)  Employment Agreement and  Nonqualified  Stock Option Agreement of
               Stephen W. Prough, dated June 14, 1994.
     10.14(3)  First Addendum to Employment Agreement of Stephen W. Prough dated
               June 14, 1994, as amended June 30, 1995.
     10.15     Severance  Agreement and General Release, dated February 6, 1997, by  and  among  Downey Financial Corp.,  Downey  Savings and Loan
               Association, F.A. and Stephen W. Prough.
     22.**     Subsidiaries

(1) Filed as part of Downey's report on Form S-8 filed February 3, 1995.
(2) Filed as part of Downey's report on Form 8-B/A filed January 17, 1995.
(3) Filed as part of Downey's report on Form 10-K filed March 12, 1996.

     Downey Financial Corp. will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

                             Downey Financial Corp.
                               3501 Jamboree Road
                         Newport Beach, California 92660
                         Attention: Corporate Secretary

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DOWNEY FINANCIAL CORP.



                                   By:    /s/   JAMES W. LOKEY
                                      -------------------------------------
                                      James W. Lokey
                                      President and Chief Executive Officer

DATED:  March 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                            TITLE                     DATE

 /s/ MAURICE L. McALISTER            Chairman of the Board
-----------------------------
    Maurice L. McAlister                   Director               March 14, 1997

   /s/ CHERYL E. JONES             Vice Chairman of the Board
-----------------------------
       Cheryl E. Jones                     Director               March 14, 1997

   /s/ JAMES W. LOKEY                   President and
-----------------------------
       James W. Lokey              Chief Executive Officer        March 14, 1997

  /s/ THOMAS E. PRINCE            Executive Vice President,
-----------------------------      Chief Financial Officer        March 14, 1997
      Thomas E. Prince            (Principal Financial and
                                     Accounting Officer)

   /s/ BRENT McQUARRIE                    Director                March 14, 1997
-----------------------------
       Brent McQuarrie

   /s/ DR. PAUL KOURI                      Director               March 14, 1997
-----------------------------
       Dr. Paul Kouri

  /s/ LESTER C. SMULL                      Director               March 14, 1997
-----------------------------
      Lester C. Smull

   /s/ DR. DENNIS J. AIGNER                Director               March 14, 1997
-----------------------------
       Dr. Dennis J. Aigner

     /s/ SAM YELLEN                        Director               March 14, 1997
-----------------------------
         Sam Yellen