Form 10-Q
period 1997-03-31
DOWNEY FINANCIAL CORP
filed 1997-05-01
CIK 935063

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                  For the quarterly period ended March 31, 1997

                                       OR

[_] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    __________ TO __________

                         Commission File Number 1-13578
                             DOWNEY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Delaware                                 33-0633413
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 3501 Jamboree Road, Newport Beach, CA                       92660
     (Address of principal executive office)               (Zip Code)

 Registrant's telephone number, including area code      (714) 854-0300

 Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
     Title of each class                         which registered
     -------------------                      ------------------------
 Common Stock, $0.01 Par Value                New York Stock Exchange
                                              Pacific Exchange

 Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At March 31, 1997, 25,460,954 shares of the Registrant's Common Stock, $0.01 par value were outstanding.


================================================================================

                             DOWNEY FINANCIAL CORP.

                  MARCH 31, 1997 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                     PART I

FINANCIAL INFORMATION.....................................................    1

    Consolidated Balance Sheets...........................................    1
    Consolidated Statements of Income.....................................    2
    Consolidated Statements of Cash Flows.................................    3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................    4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS...................................    6


                                     PART II

    OTHER INFORMATION.....................................................   23

    Item 6    Exhibits and Reports on Form 8-K............................   23

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                        March 31,      December 31,      March 31,
(Dollars in Thousands, Except Per Share Data)                                             1997            1996             1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ............................................................................    $     78,068     $     67,221     $     54,070
Federal funds ...................................................................          19,558            6,038           16,888
-----------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...................................................          97,626           73,259           70,958
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value ...........................................         140,055          141,999          132,005
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,975 at March 31, 1997 and December 31, 1996, and
    $7,075 at March 31, 1996) ...................................................           6,997            6,997            7,098
Mortgage loans purchased under resale agreements ................................          20,000             --             40,000
Loans held for sale, at the lower of cost or market .............................          15,149           12,865           19,533
Mortgage-backed securities available for sale, at fair value ....................          57,263           61,267           72,393
Loans receivable held for investment ............................................       4,900,500        4,655,714        4,066,080
Investments in real estate and joint ventures ...................................          41,041           46,498           42,903
Real estate acquired in settlement of loans .....................................          17,202           16,078           19,454
Premises and equipment ..........................................................          97,217           96,643           95,075
Federal Home Loan Bank stock, at cost ...........................................          42,116           41,447           39,653
Other assets ....................................................................          49,307           45,390           47,432
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     $  5,484,473     $  5,198,157     $  4,652,584
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits ................................................................    $  4,145,553     $  3,859,122     $  3,574,549
Checking deposits ...............................................................         348,884          313,980          316,109
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits ..............................................................       4,494,437        4,173,102        3,890,658
Federal Home Loan Bank advances .................................................         330,479          386,883          181,137
Commercial paper ................................................................         196,125          198,113          148,358
Other borrowings ................................................................          10,188           10,349            2,721
Accounts payable and accrued liabilities ........................................          43,825           28,357           38,250
Deferred income taxes ...........................................................           8,916            9,782            3,990
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities ...........................................................       5,083,970        4,806,586        4,265,114
-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock,  par  value of $0.01  per  share;  authorized 50,000,000 shares, outstanding 25,460,954 shares at March 31, 1997 and 25,459,079
    shares at December 31, 1996 and 16,972,905 at March 31, 1996 ................             255              255              170
Additional paid-in capital ......................................................          22,634           22,607           22,696
Unrealized losses on securities available for sale ..............................          (2,947)          (1,559)          (1,634)
Retained earnings ...............................................................         380,561          370,268          366,238
-----------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..................................................         400,503          391,571          387,470
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     $  5,484,473     $  5,198,157     $  4,652,584
===================================================================================================================================



See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ---------------------------------
(Dollars in Thousands, Except Per Share Data)                                            1997                1996
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ........................................................         $     93,691         $     77,840
   U.S. Treasury and agency securities .....................................                2,034                1,921
   Mortgage-backed securities ..............................................                  984                1,033
   Other investments .......................................................                  875                1,545
----------------------------------------------------------------------------------------------------------------------
       Total interest income ...............................................               97,584               82,339
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ................................................................               51,404               45,490
   Borrowings ..............................................................                8,062                5,962
----------------------------------------------------------------------------------------------------------------------
       Total interest expense ..............................................               59,466               51,452
----------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME .....................................................               38,118               30,887
   PROVISION FOR LOAN LOSSES ...............................................                2,155                1,171
----------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses .................               35,963               29,716
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ...........................................                2,289                1,617
   Real estate and joint ventures held for investment, net:
     Net losses on sales of wholly owned real estate .......................                 --                    (19)
     Reduction of loss on real estate and joint ventures ...................                2,277                1,470
     Operations, net .......................................................                4,695                  779
   Secondary marketing activities:
     Loan servicing fees ...................................................                  406                  262
     Net gains on sales of loans and mortgage-backed securities ............                  333                  555
   Net gains on sales of investment securities .............................                 --                  4,473
   Other ...................................................................                  991                  685
----------------------------------------------------------------------------------------------------------------------
       Total other income, net .............................................               10,991                9,822
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs ..............................................               14,397               10,702
   Premises and equipment costs ............................................                3,524                2,854
   Advertising expense .....................................................                1,258                  561
   Professional fees .......................................................                  809                  708
   SAIF insurance premiums and regulatory assessments ......................                  806                2,357
   Other general and administrative expense ................................                3,323                2,601
----------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense ..............................               24,117               19,783
----------------------------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans ............                  927                1,047
   Amortization of excess of cost over fair value of net assets acquired ...                  132                  132
----------------------------------------------------------------------------------------------------------------------
       Total operating expense .............................................               25,176               20,962
----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .................................................               21,778               18,576
Income taxes ...............................................................                9,448                8,012
----------------------------------------------------------------------------------------------------------------------
   NET INCOME ..............................................................         $     12,330         $     10,564
======================================================================================================================
PER SHARE INFORMATION:
NET INCOME .................................................................         $       0.46         $       0.39
======================================================================================================================
CASH DIVIDENDS PAID ........................................................         $      0.076         $      0.076
======================================================================================================================
Weighted average shares outstanding ........................................           26,801,833           26,749,672
======================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 --------------------------
(In Thousands)                                                                                      1997            1996
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................................................       $  12,330        $  10,564
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................           2,349            1,789
     Provision for losses on loans, leases, real estate acquired in settlement of loans,
       investments in real estate and joint ventures and other assets ....................             569              455
     Net gains on sales of loans and mortgage-backed securities, investment securities,
       real estate and other assets ......................................................          (3,771)          (5,067)
     Interest capitalized on loans (negative amortization) ...............................          (2,997)          (3,251)
     Federal Home Loan Bank dividends ....................................................            (669)            (507)
   Net change in loans receivable - held for sale ........................................         (18,087)          (5,919)
   Other, net ............................................................................           6,306            9,188
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities .....................................          (3,970)           7,252
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sales of investment securities -  available for sale ................................            --            189,541
     Sales of mortgage-backed securities -  available for sale ...........................          16,582             --
     Sales of wholly owned real estate and real estate acquired in settlement of loans ...           4,427            6,254
   Purchase of:
     U.S. Treasury and agency obligations and other investment securities ................            --           (160,455)
     Mortgage-backed securities -  available for sale ....................................            --            (25,368)
     Loans receivable -  held for investment .............................................          (4,898)            --
     Securities under resale agreements ..................................................         (20,000)         (40,000)
   Loans receivable originated - held for investment (net of refinances of $15,176 and
     $21,895 at March 31, 1997 and 1996, respectively) ...................................        (466,272)        (159,780)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities - available for sale .....................................................         224,090          200,651
   Net change in undisbursed loan funds ..................................................           5,521           (3,195)
   Investments in real estate held for investment ........................................          10,865             (198)
   Other, net ............................................................................          (2,723)          (3,972)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities .....................................        (232,408)           3,478
---------------------------------------------------------------------------------------------------------------------------













See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                  ---------------------------
(In Thousands)                                                                                      1997          1996
------------------------------------------------------------------------------------------------------------ ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ..............................................................        $ 321,335         $ 100,437
   Proceeds from Federal Home Loan Bank advances .........................................          180,300            25,000
   Repayments of Federal Home Loan Bank advances .........................................         (236,704)          (64,578)
   Net decrease in other borrowings ......................................................           (2,149)          (64,424)
   Cash dividends ........................................................................           (2,037)           (2,037)
------------------------------------------------------------------------------------------------------------ ----------------
Net cash provided by (used for) financing activities .....................................          260,745            (5,602)
------------------------------------------------------------------------------------------------------------ ----------------
Net increase in cash and cash equivalents ................................................           24,367             5,128
Cash and cash equivalents at beginning of year ...........................................           73,259            65,830
------------------------------------------------------------------------------------------------------------ ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................        $  97,626         $  70,958
=============================================================================================================================
Supplemental  disclosure of cash flow  information:
   Cash paid (received) during the period for:
     Interest ............................................................................        $  57,282         $  53,070
     Income taxes ........................................................................           (7,109)              (27)
Supplemental disclosure of non-cash investing:
     Loans exchanged for mortgage-backed securities ......................................           16,626              --
     Real estate acquired in settlement of loans .........................................            6,316             8,426
     Loans to facilitate the sale of real estate acquired in settlement of loans .........            3,526             4,336
=============================================================================================================================

See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of March 31, 1997, December 31, 1996 and March 31, 1996, and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows. The following information under the heading Management's Discussion and Analysis of the Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1996, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of the Financial Position and Results of Operations as of December 31, 1996, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) - STOCK DIVIDEND

     The Board of Directors announced on April 23, 1997, the declaration of a 5% stock dividend and a quarterly cash dividend of $0.08 per share. The cash dividend is payable on both existing shares outstanding as well as those to be issued as a result of the stock dividend, thereby effectively providing shareholders with a 5% cash dividend increase.

     Both the stock and cash dividend are payable on May 22, 1997, to stockholders of record on May 8, 1997. In lieu of fractional shares, stockholders will receive cash based on the record date closing price, adjusted to reflect the shares outstanding after the 5% stock dividend. Upon completion of the stock dividend, there will be approximately 26.7 million shares of common stock outstanding.

     In accordance with generally accepted accounting principles, per share computations are based on the number of shares outstanding adjusted for the stock dividend.

NOTE (3) - TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF
           LIABILITIES

     Downey  adopted,   effective  January  1,  1997,   Statement  of  Financial
Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125").

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

     SFAS 125 includes specific provisions to deal with servicing assets or liabilities. These provisions retain the impairment and amortization approaches that are contained in Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65" but eliminates the distinction between normal and excess servicing.

     The adoption of SFAS 125 did not have a material financial impact on Downey.

NOTE (4) - NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of outstanding shares and stock options deemed to be common stock equivalents to the extent they are dilutive.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Downey's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which Downey conducts its operations, fluctuations in interest rates, credit quality and government regulation.

OVERVIEW

     Net income for the first quarter of 1997 totaled $12.3 million, or $0.46 per share, up 16.7% from the $10.6 million, or $0.39 per share earned in the first quarter of 1996.

     The increase in net income between first quarters is impacted by special items in each period. The current quarter included the favorable impact of prior period interest income on a non-accrual loan repaid during the quarter and a gain from the sale of four joint venture shopping centers, partially reduced by the expense associated with the departure of the former chief executive officer. The net after-tax impact of those items was a benefit of $2.8 million, whereas the year-ago first quarter included an after-tax gain of $2.6 million from the sale of securities. Excluding those special items, net income would have been $9.5 million in the first quarter of 1997, up $1.4 million or 18.1% from the adjusted year-ago level.

     Excluding the above-mentioned special items, the increase in net income between first quarters primarily reflected an increase of $6.2 million in net interest income. The increase in net interest income was attributable to higher earning asset levels and an improvement in the effective interest spread. Partially offsetting the increase in net interest income were increases of $1.0 million in provision for loan losses and $2.9 million in general and administrative expense (excluding the previously mentioned expense associated with the departure of the former chief executive officer). The increase in general and administrative expense primarily reflected branch expansion, particularly into supermarket banking, and growth in auto lending.

     For the first quarter of 1997, the return on average assets was 0.93% and the return on average equity was 12.44%. Excluding the previously mentioned special items, the returns would have been 0.72% and 9.54%, respectively.

     At March 31, 1997, assets totaled $5.5 billion, up $832 million or 17.9% from a year ago. Single family loan originations totaled $432.6 million in the first quarter of 1997 compared to $189.3 million in the first quarter of 1996. Of the current quarter total, $20.1 million represented originations for portfolio of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. In addition to single family loans, $97.3 million of other loans were originated in the quarter including $62.9 million of automobile loans and $25.9 million of construction loans.

     Non-performing assets declined $1.1 million during the quarter to $60.9 million or 1.11% of total assets.

     Based on rules in effect at March 31, 1997, Downey Savings and Loan Association, F.A. (the "Bank") had core and tangible capital ratios of 6.54% and a risk-based capital ratio of 12.58%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $38.1 million in the first quarter of 1997, up $7.2 million or 23.4% from the same period last year. The improvement between first quarters reflects an increase of 13.8% in average earning assets and a higher effective interest spread. The effective interest spread increased from 2.80% in the year-ago first quarter to 3.04% in the current quarter. Approximately 8 basis points or about one-third of the increase in the effective interest spread reflects the receipt of approximately $1.0 million of prior period interest on a non-accrual loan repaid during the quarter. On an adjusted basis, the effective interest spread was 2.96% in the first quarter, similar to the fourth quarter 1996 level.

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

                                                                       Three Months Ended
                                     ---------------------------------------------------------------------------------------------
                                             March 31, 1997                 December 31, 1996                March 31, 1996
                                     ---------------------------------------------------------------------------------------------
                                                           Average                         Average                         Average
                                       Average              Yield/     Average              Yield/     Average              Yield/
(Dollars In Thousands)                 Balance   Interest    Rate      Balance   Interest    Rate      Balance   Interest    Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans .........................   $4,762,353   $93,691    7.87%   $4,557,540   $88,890    7.80%   $4,099,899   $77,840    7.59%
   Mortgage-backed securities ....       59,976       984    6.56        63,131     1,052    6.67        59,255     1,033    6.97
   Investment securities .........      201,159     2,909    5.86       197,566     2,980    6.00       256,220     3,466    5.44
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets    5,023,488    97,584    7.77     4,818,237    92,922    7.71     4,415,374    82,339    7.46
Non-interest-earning assets ......      256,277                         248,245                         241,501
----------------------------------------------------------------------------------------------------------------------------------
     Total assets ................   $5,279,765                      $5,066,482                      $4,656,875
==================================================================================================================================
Interest-bearing liabilities:
   Deposits ......................   $4,275,799   $51,404    4.88%   $4,041,572   $48,640    4.79%   $3,817,568   $45,490    4.79%
   Borrowings ....................      547,302     8,062    5.97       577,386     8,724    6.01       404,780     5,962    5.92
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing ......    4,823,101    59,466    5.00     4,618,958    57,364    4.94     4,222,348    51,452    4.90
     liabilities
Non-interest-bearing liabilities .       60,158                          59,622                          49,310
Stockholders' equity .............      396,506                         387,902                         385,217
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
       stockholders' equity ......   $5,279,765                      $5,066,482                      $4,656,875
==================================================================================================================================
Net interest income/interest rate
  spread                                          $38,118    2.77%                $35,558    2.77%                $30,887    2.56%
Excess of interest-earning assets
  over interest-bearing
  liabilities ....................      200,387                         199,279                         193,026
Effective interest rate spread ...                           3.04%                           2.95%                           2.80%
==================================================================================================================================

     Changes in Downey's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and expense for Downey for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by comparative period rate); (ii) changes in rate (changes in rate multiplied by comparative period volume); and (iii) changes in rate-volume (changes in rate multiplied by changes in volume). Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month's daily average balance during the period.

                                               Three Months Ended
                                --------------------------------------------
                                     March 31,1997 versus March 31,1996
                                              Changes Due To
                                --------------------------------------------
                                                          Rate/
(In Thousands)                   Volume       Rate       Volume        Net
----------------------------------------------------------------------------
Interest income:
   Loans ....................   $ 12,578    $  2,818    $    455    $ 15,851
   Mortgage-backed securities         13         (61)         (1)        (49)
   Investment securities ....       (778)        282         (61)       (557)
----------------------------------------------------------------------------
     Total interest income ..     11,813       3,039         393      15,245
----------------------------------------------------------------------------
Interest expense:
   Deposits .................      5,090         736          88       5,914
   Borrowings ...............      2,081          81         (62)      2,100
----------------------------------------------------------------------------
     Total interest expense .      7,171         817          26       8,014
----------------------------------------------------------------------------
Change in net interest income   $  4,642    $  2,222    $    367    $  7,231
============================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $2.2 million in the current quarter compared to $1.2 million in the year-ago quarter. The increase primarily reflects growth in single family residential and automobile loans. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 20.

OTHER INCOME

     Total other income was $11.0 million in the first quarter of 1997, up $1.2 million or 11.9% from the year-ago quarter. Favorably impacting other income were increases in most major categories the more significant of which were $4.7 million in income from real estate held for investment and $0.7 million in loan and deposit related fees. The increase in income from real estate held for investment includes a $5.5 million gain from the all cash sale of four
California shopping centers from one joint venture partnership relationship. Those increases more than offset the $4.5 million decline in net gains on sales of investment securities, as the year-ago quarter included gains from the sale of U.S. Treasury securities carried in an available for sale portfolio.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations. The above mentioned gain from the sale of four joint venture shopping centers appears in two categories. Equity in net income (loss) from joint ventures contains $3.9 million of the gain, while $1.6 million is reported in the recovery for losses on real estate and joint ventures category.

                                                                                Three Months Ended
                                                         ------------------------------------------------------------
                                                          March 31,  December 31,  September 30,  June 30,  March 31,
(In Thousands)                                              1997         1996          1996         1996      1996
---------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ..................   $   851     $   558       $   721      $   285    $   853
   Equity in net income (loss) from joint ventures .....     3,066       1,050           (30)        (256)      (709)
   Interest from joint ventures ........................       778         449           488          499        635
--------------------------------------------------------------------------------------------------------------------
     Total operations, net .............................     4,695       2,057         1,179          528        779
Net gains (losses) on sales of wholly-owned real estate       --           382            38           (9)       (19)
Recovery for losses on real estate and joint ventures ..     2,277         605           849          382      1,470
--------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations    $ 6,972     $ 3,044       $ 2,066      $   901    $ 2,230
====================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $25.2 million in the first quarter, up $4.2 million or 20.1% from the first quarter of 1996. The increase was explained by higher general and administrative costs, as the costs associated with the net operation of real estate acquired in settlement of loans declined by $0.1 million. Included in general and administrative costs was $1.4 million associated with the departure of the former chief executive officer. Excluding that amount, general and administrative costs would have increased by $2.9 million or 14.8%. That increase primarily reflected branch expansion, particularly into supermarket banking, and growth in auto lending.

PROVISION FOR INCOME TAXES

     Income taxes for the first quarter totaled $9.4 million, resulting in an effective tax rate of 43.4%, compared to $8.0 million and 43.1% for the like quarter of a year ago.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $243.1 million during the first quarter to a total of $5.0 billion, or 90.7% of assets, at March 31, 1997. This increase primarily reflected increases of $229.5 million in the residential one-to-four unit loan portfolio held for investment and $40.2 million in automobile loans. Those increases were partially offset by a decline of $32.2 million in the commercial real estate loan portfolio.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                   Three Months Ended
                                             ------------------------------------------------------------
                                             March 31,  December 31,  September 30,   June 30,  March 31,
(In Thousands)                                 1997         1996          1996          1996      1996
---------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential - one-to-four ARMs (1) ....   $388,707     $363,995      $359,816      $222,270   $113,984
   Residential - one-to-four fixed (2) ...      3,904        5,134         7,859        12,794      7,831
   Other .................................     97,261       72,006        86,223       112,294     59,860
---------------------------------------------------------------------------------------------------------
     Total loans originated for investment    489,872      441,135       453,898       347,358    181,675
Loans originated for sale (primarily
   residential - fixed) ..................     40,029       36,969        24,826        30,644     67,502
---------------------------------------------------------------------------------------------------------
   Total loans originated ................   $529,901     $478,104      $478,724      $378,002   $249,177
=========================================================================================================

(1) For the three months ended March 31, 1997 and December 31, 1996, $4.9 million and $0.2 million, respectively, in loans purchased through correspondent lending relationships are included.
(2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines.

     Originations of one-to-four unit residential loans totaled $432.6 million in the first quarter of 1997, of which $392.6 million were for portfolio and $40.0 million were for sale. This was 6.5% higher than the $406.1 million originated in the fourth quarter of 1996, and more than double the $189.3 million originated in the year-ago quarter. Of the current quarter total, $20.1 million represented originations of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. During the current quarter, 49% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 3%). This is up from 45% (existing Downey loans were 6%) during the 1996 fourth quarter, but down from 59% (existing Downey loans were 12%) in the year-ago first quarter. In addition to single family loans, $97.3 million of other loans were originated in the quarter including $62.9 million of automobile loans and $25.9 million of construction loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At March 31, 1997, $2.1 billion of the ARMs in Downey's loan portfolio were subject to negative amortization of which $17.7 million represented the amount of negative amortization included in the loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans. Sales of loans originated by Downey were $38.2 million for the first quarter of 1997, compared to $31.0 million in the previous quarter and $62.2 million for the first quarter of 1996. All were secured by residential one-to-four unit property.

     At March 31, 1997, Downey had commitments to fund loans amounting to $283.8 million, undrawn lines of credit of $72.8 million, loans in process of $46.1 million and no letters of credit. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities Downey held for investment and held for sale.

                                                                                 Three Months Ended
                                                         ----------------------------------------------------------------
                                                           March 31,  December 31,  September 30,  June 30,     March 31,
(In Thousands)                                               1997         1996         1996          1996         1996
-------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable .....................................   $ 363,704    $ 350,282    $ 349,325    $ 215,553    $  91,788
        Adjustable - subprime ..........................      20,105       13,490       10,491        6,717        2,332
        Adjustable - fixed for first three or five years        --           --           --           --         19,864
------------------------------------------------------------------------------------------------------------------------
         Total adjustable ..............................     383,809      363,772      359,816      222,270      113,984
        Fixed ..........................................       3,879        5,134        7,652       12,456        7,831
        Fixed - subprime ...............................          25         --            207          338         --
      Five or more units:
        Adjustable .....................................        --           --          6,375        4,641        6,393
        Fixed ..........................................        --           --            105         --          2,148
------------------------------------------------------------------------------------------------------------------------
         Total residential .............................     387,713      368,906      374,155      239,705      130,356
    Commercial real estate .............................        --          1,491         --           --             57
    Construction .......................................      25,851       15,873       14,065       27,630       14,110
    Land ...............................................        --           --           --         10,468         --
   Non-mortgage:
    Commercial:
      Secured ..........................................       3,828        2,540        5,309        1,536         --
      Unsecured ........................................        --          1,050         --           --          1,400
    Consumer:
      Automobile .......................................      62,909       46,714       56,863       63,968       33,421
      Other consumer ...................................       4,673        4,338        3,506        4,051        2,331
------------------------------------------------------------------------------------------------------------------------
         Total loans originated ........................     484,974      440,912      453,898      347,358      181,675
Real estate loans purchased (1) ........................       4,898          223         --           --           --
------------------------------------------------------------------------------------------------------------------------
      Total loans originated and purchased .............     489,872      441,135      453,898      347,358      181,675
Loan repayments ........................................    (235,765)    (227,061)    (183,629)    (205,617)    (216,406)
Other net changes (2) ..................................      (9,321)      (4,077)      (5,834)     (26,539)      (3,528)
------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for investment     244,786      209,997      264,435      115,202      (38,259)
------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ..............................      40,029       36,969       24,826       30,644       67,502
   Loans transferred from the investment portfolio .....         446          156          170          250        1,215
   Originated whole loans sold .........................     (21,555)     (16,461)     (20,077)     (36,708)     (62,180)
   Loans exchanged for mortgage-backed securities ......     (16,626)     (14,537)      (5,035)      (6,880)        --
   Other net changes ...................................         (10)         (11)          (5)          31          (63)
------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for sale .....       2,284        6,116         (121)     (12,663)       6,474
------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ......................      16,626       14,537        5,035        6,880         --
   Purchased ...........................................        --           --          4,705         --         25,368
   Sold ................................................     (16,626)     (14,537)      (9,660)      (6,880)        --
   Repayments ..........................................      (3,501)      (3,349)      (3,794)      (4,176)      (4,342)
   Other net changes ...................................        (503)         738           89         (714)        (709)
------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in mortgage-backed
      securities available for sale ....................      (4,004)      (2,611)      (3,625)      (4,890)      20,317
------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale       (1,720)       3,505       (3,746)     (17,553)      26,791
------------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and mortgage-
      backed securities ................................   $ 243,066    $ 213,502    $ 260,689    $  97,649    $ (11,468)
========================================================================================================================

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

                                                            March 31,     December 31,  September 30,     June 30,      March 31,
(In Thousands)                                                1997            1996          1996            1996          1996
----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential:
         One-to-four units:
            Adjustable .................................   $ 4,051,862    $ 3,840,862    $ 3,665,218    $ 3,461,022    $ 3,411,171
            Adjustable - subprime ......................        52,678         32,715         19,450          9,042          2,332
            Fixed ......................................       170,833        172,328        172,930        173,313        169,057
            Fixed - subprime ...........................           567            543            544            338           --
----------------------------------------------------------------------------------------------------------------------------------
              Total one-to-four units ..................     4,275,940      4,046,448      3,858,142      3,643,715      3,582,560
         Five or more units:
            Adjustable .................................        42,901         43,050         54,737         48,518         50,245
            Fixed ......................................        13,338         13,857         14,116         14,130         14,897
      Commercial real estate:
            Adjustable .................................       127,245        158,656        161,690        162,809        163,737
            Fixed ......................................       101,162        101,953        101,121        101,996        103,021
      Construction .....................................        78,559         66,651         62,651         56,341         37,066
      Land .............................................        18,629         21,177         23,260         26,840         18,782
    Non-mortgage:
      Commercial:
         Secured .......................................        13,413          9,610          7,093          1,786            250
         Unsecured .....................................        12,037         12,526         12,076         11,469         13,896
      Consumer:
         Automobile ....................................       242,403        202,186        174,628        134,829         82,093
         Other consumer ................................        46,892         47,281         46,755         47,543         48,405
----------------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment ............     4,972,519      4,723,395      4,516,269      4,249,976      4,114,952
    Increase (decrease) for:
      Undisbursed loan funds ...........................       (55,447)       (49,250)       (50,052)       (48,681)       (28,865)
      Deferral of fees and discounts, net of costs .....        14,111         11,663          9,778          7,741          7,389
      Allowance for estimated loss .....................       (30,683)       (30,094)       (30,278)       (27,754)       (27,396)
----------------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment, net .......     4,900,500      4,655,714      4,445,717      4,181,282      4,066,080
----------------------------------------------------------------------------------------------------------------------------------
SALE AND TRADING PORTFOLIOS, NET:
    Loans held for sale (all one-to-four units):
      Adjustable .......................................         1,800          1,145          2,109          3,243          1,028
      Fixed ............................................        13,349         11,720          4,640          3,627         18,505
----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale .....................        15,149         12,865          6,749          6,870         19,533
    Mortgage-backed securities available for sale:
      Adjustable .......................................        21,367         23,620         24,967         27,247         30,579
      Fixed ............................................        35,896         37,647         38,911         40,256         41,814
----------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
            for sale ...................................        57,263         61,267         63,878         67,503         72,393
----------------------------------------------------------------------------------------------------------------------------------
              Total loans and mortgage-backed securities
                  held for sale and available for sale..        72,412         74,132         70,627         74,373         91,926
----------------------------------------------------------------------------------------------------------------------------------
              Total loans and mortgage-backed
                 securities ............................   $ 4,972,912    $ 4,729,846    $ 4,516,344    $ 4,255,655    $ 4,158,006
==================================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At March 31, 1997, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at March 31, 1997, reflect an unrealized loss of $0.2 million. The current quarter-end unrealized loss, less the associated tax effect of $0.1 million, is reflected as a separate component of stockholders' equity until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $41.0 million at March 31, 1997, compared to $46.5 million at December 31, 1996, and $42.9 million at March 31, 1996. The current quarter decline primarily reflects the sale of four California shopping centers from one joint venture partnership relationship.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.

                                                          Three Months Ended
                                    ---------------------------------------------------------------
                                     March 31,  December 31,  September 30,   June 30,    March 31,
(In Thousands)                          1997       1996           1996          1996        1996
---------------------------------------------------------------------------------------------------
Balance at beginning of period ....  $ 30,071    $ 31,316       $ 32,185      $ 32,868    $ 34,338
Provision .........................    (2,277)       (605)          (849)        (382)      (1,470)
Charge-offs .......................    (3,945)       (680)           (54)        (301)         --
Recoveries ........................       --            40             34         --           --
--------------------------------------------------------------------------------------------------
Balance at end of period ..........  $ 23,849     $ 30,071       $ 31,316    $ 32,185     $ 32,868
==================================================================================================

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

                                                           Three Months Ended
                                     --------------------------------------------------------------
                                     March 31,  December 31,  September 30,   June 30,    March 31,
(In Thousands)                         1997        1996           1996          1996        1996
---------------------------------------------------------------------------------------------------
Balance at beginning of period ....  $ 1,078      $ 1,132       $   971       $ 1,224     $ 1,217
Provision .........................       597         622           278             4         754
Charge-offs .......................      (341)       (676)         (117)         (257)       (747)
Recoveries ........................      --          --            --            --          --
--------------------------------------------------------------------------------------------------
Balance at end of period ..........   $ 1,334     $ 1,078       $ 1,132       $   971     $ 1,224
==================================================================================================

DEPOSITS

     At March 31, 1997, deposits totaled $4.5 billion, up $603.8 million or 15.5% from the year-ago quarter end, and up $321.3 million or 7.7% from year-end 1996. All categories except money market accounts increased between first quarters, with the majority of the increase occurring in certificates of deposit. At quarter end, deposits totaling $173.0 million were associated with 24 supermarket branches opened since mid-June 1996. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                             March 31, 1997      December 31, 1996    September 30, 1996     June 30, 1996        March 31, 1996
                           ---------------------------------------------------------------------------------------------------------
                           Weighted             Weighted             Weighted              Weighted             Weighted
                            Average              Average              Average               Average              Average
(Dollars in Thousands)       Rate      Amount     Rate      Amount     Rate      Amount      Rate      Amount     Rate      Amount
------------------------------------------------------------------------------------------------------------------------------------
Regular passbook ......      2.94%   $  419,627   2.90%   $  416,868   2.89%   $  414,793    2.76%   $  411,573   2.65%   $  399,198
Money market
  accounts ............      2.55        98,517   2.52       100,750   2.52       101,999    2.39       105,649   2.30       113,103
Checking accounts .....      0.72       348,884   0.74       313,980   0.73       300,830    0.74       299,057   0.72       316,109
Certificates of
  deposit:
    Less than 3.00% ...      2.65        33,667   2.65        39,061   2.70        43,870    2.71        48,088   2.77        50,460
    3.00-3.49 .........      3.03           301   3.03           723   3.07         1,085    3.06           695   3.16           974
    3.50-3.99 .........      3.88            54   3.99            79   3.97           102    3.95         1,360   3.81         4,081
    4.00-4.49 .........      4.39        58,045   4.39        63,577   4.30        73,695    4.21        77,341   4.21        84,523
    4.50-4.99 .........      4.88       131,700   4.87       186,576   4.85       347,265    4.85       437,075   4.86       319,664
    5.00-5.99 .........      5.61     2,833,931   5.54     2,489,852   5.49     2,302,221    5.47     2,191,299   5.48     2,052,359
    6.00-6.99 .........      6.13       560,129   6.17       536,307   6.30       295,178    6.39       235,150   6.46       480,486
    7.00 and greater ..      7.14         9,582   7.15        25,329   7.12        34,353    7.18        47,258   7.18        69,701
------------------------------------------------------------------------------------------------------------------------------------
  Totalcertificates
    of deposit ........      5.62     3,627,409   5.56     3,341,504   5.44     3,097,769    5.40     3,038,266   5.53     3,062,248
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits ......      4.92%   $4,494,437   4.86%   $4,173,102   4.74%   $3,915,391    4.68%   $3,854,545   4.75%   $3,890,658
====================================================================================================================================

BORROWINGS

     During the 1997 first quarter, borrowings declined $58.6 million to $536.8 million, reflecting declines in all categories, the more significant of which was $56.4 million in FHLB advances. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                   March 31,  December 31,  September 30,   June 30,    March 31,
(Dollars in Thousands)                               1997        1996          1996          1996         1996
-----------------------------------------------------------------------------------------------------------------
FHLB advances ..................................   $330,479     $386,883      $397,147     $239,307     $181,137
Other borrowings:
   Commercial paper ............................    196,125      198,113       186,544      178,243      148,358
   Real estate notes ...........................     10,188       10,349        10,443       10,560        2,721
----------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $536,792     $595,345      $594,134     $428,110     $332,216
================================================================================================================
Weighted average rate on borrowings during the
   period ......................................       5.97%        6.01%         5.90%        6.06%        5.92%
Total borrowings as a percentage of total assets       9.79        11.45         11.99         9.08         7.14
================================================================================================================

ASSET/LIABILITY MANAGEMENT

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of March 31, 1997, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                                  March 31, 1997
                                                       -------------------------------------------------------------------
                                                          Within       7 - 12      1 - 5     5 - 10      Over       Total
(Dollars in Thousands)                                   6 Months      Months      Years     Years     10 Years    Balance
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Investment securities and Federal Home Loan
    Bank stock ..............................   (1)  $   98,668   $        -   $130,058   $   --     $   --     $  228,726
  Loans and mortgage-backed securities:
    Mortgage-backed securities ..............   (2)      27,274        4,023     20,388      3,516      2,062       57,263
    Real estate - mortgage:
     Residential:
       ARM ..................................   (2)   3,660,704      482,773      1,676       --         --      4,145,153
       Fixed ................................   (2)      33,541       15,663     83,176     41,131     24,335      197,846
     Commercial .............................   (2)     152,170       11,614     44,630     18,726       --        227,140
     Construction ...........................   (2)      36,260         --         --         --         --         36,260
    Consumer ................................   (2)      84,034       36,769    163,305       --         --        284,108
    Commercial ..............................   (2)      25,142         --         --         --         --         25,142
--------------------------------------------------------------------------------------------------------------------------
  Total loans and mortgage-backed securities          4,019,125      550,842    313,175     63,373     26,397    4,972,912
--------------------------------------------------------------------------------------------------------------------------
    Total ...................................        $4,117,793   $  550,842   $443,233   $ 63,373   $ 26,397   $5,201,638
==========================================================================================================================
Deposits and borrowings:
  Interest bearing deposits:
    Fixed maturity deposits .................   (3)  $1,967,582   $1,208,100   $451,335   $    392   $   --     $3,627,409
    Money market accounts ...................   (4)      98,517         --         --         --         --         98,517
    Checking accounts .......................   (4)     247,877         --         --         --         --        247,877
    Passbook accounts .......................   (4)     419,627         --         --         --         --        419,627
  Non-interest bearing deposits .............           101,007         --         --         --         --        101,007
--------------------------------------------------------------------------------------------------------------------------
     Total deposits .........................         2,834,610    1,208,100    451,335        392       --      4,494,437
--------------------------------------------------------------------------------------------------------------------------
  Borrowings ................................           359,168      113,345     51,291     12,988       --        536,792
--------------------------------------------------------------------------------------------------------------------------
    Total deposits and borrowings ...........        $3,193,778   $1,321,445   $502,626   $ 13,380   $   --     $5,031,229
==========================================================================================================================
Excess (shortfall) of interest-earning assets
  over interest-bearing liabilities .........        $  924,015   $ (770,603)  $(59,393)  $ 49,993   $ 26,397   $  170,409

Cumulative gap ..............................           924,015      153,412     94,019   $144,012   $170,409
Cumulative gap - as a % of total assets:
     March 31, 1997 .........................             16.85%        2.80%      1.71%      2.63%      3.11%
     December 31, 1996 ......................             16.71         2.68       0.50       1.47       3.04
     March 31, 1996 .........................              9.45         2.99       2.67       3.33       3.67
==========================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Based upon contractual maturity or repricing date.
(4)  Subject to immediate repricing.

     The six-month gap at March 31, 1997, was a positive 16.85% (i.e., more interest earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 16.71% at December 31, 1996, and 9.45% at March 31, 1996. Downey's strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended March 31, 1997, Downey originated and purchased for investment $1.7 billion of adjustable rate loans and mortgage-backed securities which represented approximately 96% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At March 31, 1997, 98% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, up slightly from 97% at December 31, 1996, but down slightly from 99% at March 31, 1996. At March 31, 1997, loans and mortgage-backed securities with adjustable interest rates represented 89% of Downey's loans and mortgage-backed securities portfolios. During the first quarter of 1997, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income.

Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At March 31, 1997, $4.7 billion or 94% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $4.5 billion or 94% and $3.9 billion or 93%, at December 31, 1996, and March 31, 1996, respectively.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                                    March 31,  December 31,  September 30,  June 30,  March 31,
                                                      1997        1996           1996         1996      1996
---------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities portfolio      7.74%       7.77%          7.71%        7.76%     7.70%
   Investment securities .......................      5.71        6.11           6.11         5.77      5.79
------------------------------------------------------------------------------------------------------------
   Earning assets yield ........................      7.66        7.71           7.64         7.67      7.60
------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Savings deposits ............................      4.92        4.86           4.74         4.68      4.75
   Borrowings:
     FHLB advances .............................      5.83        5.80           5.76         5.77      6.01
     Other borrowings ..........................      5.53        5.60           5.61         5.53      5.49
------------------------------------------------------------------------------------------------------------
   Combined borrowings .........................      5.72        5.73           5.71         5.67      5.77
------------------------------------------------------------------------------------------------------------
   Combined funds ..............................      5.01        4.97           4.86         4.77      4.83
------------------------------------------------------------------------------------------------------------
Interest rate spread ...........................      2.65%       2.74%          2.78%        2.90%     2.77%
============================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios at March 31, 1997, decreased to 7.74%, compared to 7.77% at December 31, 1996, and 7.70% at March 31, 1996. At March 31, 1997, the single family ARM portfolio, including mortgage-backed securities, totaled $4.1 billion with a weighted average rate of 7.33%, compared to $3.3 billion with a weighted average rate of 7.38% at December 31, 1996, and $3.4 billion with a weighted average rate of 7.53% at March 31, 1996.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets decreased during the quarter by $1.1 million to $60.9 million at March 31, 1997, or 1.11% of assets. All of Downey's non-performing assets at March 31, 1997, were located in California with the exception of one property acquired in settlement of a loan located in Arizona. Non-performing assets at quarter end include non-accrual loans aggregating $18.4 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                       March 31,  December 31,  September 30,  June 30,  March 31,
(Dollars in Thousands)                                    1997       1996           1996         1996      1996
------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    One-to-four unit residential ....................   $23,739     $22,885       $26,613      $26,034    $24,551
    Other ...........................................    19,733      22,136        24,097       21,146     50,259
-----------------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................    43,472      45,021        50,710       47,180     74,810
Real estate acquired in settlement of loans, net ....    17,202      16,078        16,332       15,452     19,454
Repossessed automobiles .............................       270         928           433          232        239
-----------------------------------------------------------------------------------------------------------------
Gross non-performing assets .........................   $60,944     $62,027       $67,475      $62,864    $94,503
=================================================================================================================
Allowance for loan losses (1):
     Amount .........................................   $30,683     $30,094       $30,278      $27,754    $27,396
     As a percentage of non-performing loans ........     70.58%      66.84%        59.71%       58.83%     36.62%
Non-performing assets as a percentage of total assets      1.11        1.19          1.36         1.33       2.03
=================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At March 31, 1997, the recorded investment in loans for which impairment has been recognized totaled $14.1 million (all of which were on non-accrual status). The total allowance for possible losses related to such loans was $1.5 million. During the first quarter of 1997, total interest recognized on the impaired loan portfolio, on a cash basis, was $0.6 million.

Delinquent Loans

         During the 1997 first quarter, total delinquencies increased $1.8 million or 4.1%. However, as a percent of loans, delinquencies declined from 0.90% at December 31, 1996 to 0.89% at March 31, 1997. The dollar increase during the quarter occurred primarily in the residential one-to-four units category. Overall, the 30-59 days and 90+ days categories increased $0.8 million and $1.4 million, respectively, partially offset by a decrease in the 60-89 days category of $0.4 million.

     The following table indicates the amounts of Downey's past due loans.

                                                        March 31, 1997                              December 31, 1996
                                            ---------------------------------------     ---------------------------------------
                                             30-59     60-89      90+                    30-59     60-89      90+
(Dollars in Thousands)                        Days      Days      Days (1)    Total       Days      Days      Days (1)    Total
-------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units ....................   $15,221    $ 5,095    $20,320    $40,636    $14,717    $ 5,502    $18,549    $38,768
   Five or more units ...................      --         --         --         --         --         --         --         --
Commercial ..............................      --         --          279        279       --         --         --         --
Construction ............................      --         --         --         --         --         --         --         --
Land ....................................      --         --         --         --         --         --          566        566
-------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans ..............    15,221      5,095     20,599     40,915     14,717      5,502     19,115     39,334
Non-mortgage:
   Commercial ...........................      --         --         --         --         --         --         --         --
   Consumer:
     Automobile .........................     2,419        278        324      3,021      2,080        328        274      2,682
     Other consumer .....................        69         34         86        189        158         15        181        354
-------------------------------------------------------------------------------------------------------------------------------
     Total loans ........................   $17,709    $ 5,407    $21,009    $44,125    $16,955    $ 5,845    $19,570    $42,370
================================================================================================================================
   Delinquencies as a percentage of total
     loans                                     0.36%      0.11%      0.42%      0.89%      0.36%      0.12%      0.41%      0.90%
================================================================================================================================

                                                       September 30, 1996                           June 30, 1996
                                            ----------------------------------------    ----------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units ....................   $15,294    $ 5,579    $21,569    $42,442    $14,076    $ 7,544    $21,122    $42,742
   Five or more units ...................      --         --         --         --         --         --         --         --
Commercial ..............................     1,767       --        1,926      3,693       --         --        2,056      2,056
Construction ............................      --         --         --         --         --         --         --         --
Land ....................................      --         --         --         --         --         --         --         --
--------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans ..............    17,061      5,579     23,495     46,135     14,076      7,544     23,178     44,798
Non-mortgage:
   Commercial ...........................      --         --         --         --         --         --          115        115
   Consumer:
     Automobile .........................     1,037        177        224      1,438        945        147        134      1,226
     Other consumer .....................       258         88        266        612        160        403        215        778
--------------------------------------------------------------------------------------------------------------------------------
     Total loans ........................   $18,356    $ 5,844    $23,985    $48,185    $15,181    $ 8,094    $23,642    $46,917
================================================================================================================================
   Delinquencies as a percentage of total
     loans                                     0.41%      0.13%      0.53%      1.07%      0.36%      0.19%      0.56%      1.10%
================================================================================================================================

                                                         March 31, 1996
                                            ----------------------------------------
Loans secured by real estate:
Residential:
   One-to-four units ....................   $15,767    $ 8,093    $20,038    $43,898
   Five or more units ...................       107       --         --          107
Commercial ..............................      --         --        2,056      2,056
Construction ............................      --         --         --         --
Land ....................................      --         --         --         --
------------------------------------------------------------------------------------
   Total real estate loans ..............    15,874      8,093     22,094     46,061
Non-mortgage:
   Commercial ...........................      --         --          115        115
   Consumer:
     Automobile .........................       355        226        190        771
     Other consumer .....................        90        123        195        408
------------------------------------------------------------------------------------
     Total loans ........................   $16,319    $ 8,442    $22,594    $47,355
====================================================================================
   Delinquencies as a percentage of total
     loans                                     0.39%      0.20%      0.54%      1.14%
====================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets (including loans) were $56.5 million, $61.8 million, and $62.1 million, at March 31, 1997, December 31, 1996, and March 31, 1996, respectively. For information on valuation allowances associated with real estate and joint venture loans, see "Investments in Real Estate and Joint Ventures" on page 14.

     The total allowance for possible loan losses was $30.7 million at March 31, 1997, compared to $30.1 million at December 31, 1996, and $27.4 million at March 31, 1996. Included in the current quarter-end total allowance was $30.3 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.6 million in the 1997 first quarter, compared to $1.7 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.6 million associated with one-to-four unit residential properties and $0.9 million associated with automobile loans.

     The following table is a summary of the activity of Downey's allowance for loan losses for the periods indicated.

                                                       Three Months Ended
                                 ------------------------------------------------------------
                                 March 31,  December 31,  September 30,  June 30,   March 31,
(In Thousands)                     1997        1996           1996         1996       1996
---------------------------------------------------------------------------------------------
Balance at beginning of period   $ 30,094    $ 30,278       $ 27,754     $ 27,396    $ 27,943
Provision ....................      2,155       1,674          4,092        2,200       1,171
Charge-offs ..................     (1,783)     (2,181)        (1,657)      (2,059)     (1,763)
Recoveries ...................        217         323             89          217          45
---------------------------------------------------------------------------------------------
Balance at end of period .....   $ 30,683    $ 30,094       $ 30,278     $ 27,754    $ 27,396
=============================================================================================

     The following table indicates the allocation of the total valuation allowance for loan losses to the various categories of loans for the dates indicated.

                                        March 31, 1997                   December 31, 1996                September 30, 1996
                               ------------------------------    --------------------------------  ---------------------------------
                                            Gross    Allowance                Gross    Allowance               Gross      Allowance
                                            Loan     Percentage               Loan     Percentage               Loan      Percentage
                                          Portfolio   to Loan               Portfolio   to Loan               Portfolio    to Loan
(Dollars in Thousands)         Allowance   Balance    Balance    Allowance   Balance    Balance    Allowance   Balance     Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...     $13,674    $4,275,940    0.32%     $13,241   $4,046,448    0.33%    $12,679    $3,858,142     0.33%
     Five or more units ..         509        56,239    0.91          517       56,907    0.91         583        68,853     0.85
   Commercial ............       6,421       228,407    2.81        6,956      260,609    2.67       8,307       262,811     3.16
   Construction ..........         925        78,559    1.18          773       66,651    1.16         727        62,651     1.16
   Land ..................         254        18,629    1.36          466       21,177    2.20         495        23,260     2.13
Commercial non-mortgage:
     Secured .............         134        13,413    1.00           96        9,610    1.00          71         7,093     1.00
     Unsecured ...........         121        12,037    1.00          140       12,526    1.12         137        12,076     1.13
Consumer:
     Automobile ..........       5,132       242,403    2.12        4,303      202,186    2.13       3,681       174,628     2.11
     Other consumer ......         713        46,892    1.52          802       47,281    1.70         798        46,755     1.71
Not specifically allocated       2,800          --       --         2,800         --       --        2,800          --        --
---------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
       investment ........     $30,683    $4,972,519    0.62%     $30,094   $4,723,395    0.64%    $30,278    $4,516,269     0.67%
=================================================================================================================================
                                        June 30, 1996                     March 31, 1996
                               ------------------------------    --------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...     $12,212    $3,643,715    0.34%     $12,079   $3,582,560    0.34%
     Five or more units ..         542        62,648    0.87          836       65,142    1.28
   Commercial ............       6,864       264,805    2.59        7,577      266,758    2.84
   Construction ..........         654        56,341    1.16          433       37,066    1.17
   Land ..................         785        26,840    2.92          776       18,782    4.13
Commercial non-mortgage:
     Secured .............          18         1,786    1.00            3          250    1.00
     Unsecured ...........         245        11,469    2.14          269       13,896    1.94
Consumer:
     Automobile ..........       2,762       134,829    2.05        1,695       82,093    2.06
     Other consumer ......         872        47,543    1.83          928       48,405    1.92
Not specifically allocated       2,800          --       --         2,800         --       --
----------------------------------------------------------------------------------------------
     Total loans held for
       investment ........     $27,754    $4,249,976    0.65%     $27,396   $4,114,952    0.67%
==============================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the first quarter of 1997 were a net increase in deposits of $321.3 million and principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities held for investment and available for sale of $224.1 million.

     These funds were used primarily to originate loans held for investment of $466.3 million (net of Downey refinances of $15.2 million) and repay FHLB advances and other borrowings which declined by $58.6 million in the aggregate.

     At March 31, 1997, the Bank's ratio of regulatory liquidity was 5.46%, compared to 5.26% at December 31, 1996, and 5.20% at March 31, 1996. The ratio remains above the regulatory minimum of 5%.

     Stockholders' equity totaled $400.5 million at March 31, 1997, compared to $391.6 million at December 31, 1996, and $387.5 million at March 31, 1996.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of March 31, 1997. The core and tangible capital ratios were 6.54% and the risk-based capital ratio was 12.58%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation.

                                                           Tangible Capital       Core Capital       Risk-Based Capital
                                                           ----------------      ---------------     ------------------
(Dollars in Thousands)                                      Amount    Ratio       Amount   Ratio      Amount    Ratio
-----------------------------------------------------------------------------------------------------------------------
Stockholder's Equity .................................     $391,825              $391,825            $391,825
Adjustments:
  Deductions:
     Investment in subsidiary, primarily real estate .      (35,954)              (35,954)            (35,954)
     Goodwill ........................................       (5,451)               (5,451)             (5,451)
     Core deposit premium ............................         (436)                 (436)               (436)
     Non-permitted mortgage servicing rights .........         (139)                 (139)               (139)
  Additions:
     Unrealized loss on securities available for sale         2,947                 2,947               2,947
     General loss allowance - Investment in DSL ......        1,841                 1,841               1,841
     Loan and lease general valuation allowances (1) .         --                    --                30,310
---------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................      354,633    6.54%      354,633   6.54%     384,943   12.58%
Well capitalized requirement .........................       81,399    1.50  (2)  271,329   5.00      306,010   10.00   (3)
---------------------------------------------------------------------------------------------------------------------
Excess                                                     $273,234    5.04%     $ 83,304   1.54%    $ 78,933    2.58%
=====================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.59%.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  None.

(B) The Registrant filed with the Commission a Current Report on Form 8-K, dated February 7, 1997, with respect to senior management transition.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                         DOWNEY FINANCIAL CORP.




Date:  May 1, 1997                             /s/ JAMES W. LOKEY
                              -------------------------------------------------
                                                James W. Lokey
                                     President and Chief Executive Officer




Date:  May 1, 1997                            /s/ THOMAS E. PRINCE
                              -------------------------------------------------
                                                Thomas E. Prince
                              Executive Vice President/ Chief Financial Officer