Form 10-Q
period 1997-06-30
DOWNEY FINANCIAL CORP
filed 1997-07-31
CIK 935063

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

                  For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________  TO  __________

                         Commission File Number 1-13578
                             DOWNEY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                     33-0633413
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3501 Jamboree Road, Newport Beach, CA                          92660
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code         (714) 854-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
    Title of each class                                  which registered
    -------------------                              -------------------------
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

     At June 30, 1997, 26,733,496 shares of the Registrant's Common Stock, $0.01 par value were outstanding.


================================================================================

                             DOWNEY FINANCIAL CORP.

                   JUNE 30, 1997 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION.....................................................   1

    Consolidated Balance Sheets...........................................   1
    Consolidated Statements of Income.....................................   2
    Consolidated Statements of Cash Flows.................................   3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................   4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS...................................   6


                                     PART II

    OTHER INFORMATION.....................................................   25

    Item 6    Exhibits and Reports on Form 8-K............................   25

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                               June 30,     December 31,    June 30,
(Dollars in Thousands, Except Per Share Data)                                    1997           1996          1996
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ....................................................................   $    55,229    $    67,221    $    48,313
Federal funds ...........................................................           248          6,038         28,756
---------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...........................................        55,477         73,259         77,069
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value ...................................       141,861        141,999        130,297
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,975 at June 30, 1997 and December 31, 1996, and
    $7,075 at June 30, 1996) ............................................         6,997          6,997          7,098
Loans held for sale, at the lower of cost or market .....................        22,687         12,865          6,870
Mortgage-backed securities available for sale, at fair value ............        54,607         61,267         67,503
Loans receivable held for investment ....................................     5,362,714      4,655,714      4,181,282
Investments in real estate and joint ventures ...........................        36,145         46,498         44,664
Real estate acquired in settlement of loans .............................        14,357         16,078         15,452
Premises and equipment ..................................................        97,501         96,643         94,952
Federal Home Loan Bank stock, at cost ...................................        42,734         41,447         40,197
Other assets ............................................................        50,590         45,390         46,910
---------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,885,670    $ 5,198,157    $ 4,712,294
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits ........................................................   $ 4,291,309    $ 3,859,122    $ 3,555,488
Checking deposits .......................................................       339,803        313,980        299,057
---------------------------------------------------------------------------------------------------------------------
    Total deposits ......................................................     4,631,112      4,173,102      3,854,545
Federal Home Loan Bank advances .........................................       550,736        386,883        239,307
Commercial paper ........................................................       236,809        198,113        178,243
Other borrowings ........................................................        10,063         10,349         10,560
Accounts payable and accrued liabilities ................................        38,744         28,357         33,608
Deferred income taxes ...................................................        10,241          9,782          4,112
---------------------------------------------------------------------------------------------------------------------
    Total liabilities ...................................................     5,477,705      4,806,586      4,320,375
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 26,733,496 shares at June 30, 1997, 25,459,079 shares at
    December 31, 1996 and 16,972,905 shares at June 30, 1996 ............           267            255            170
Additional paid-in capital ..............................................        22,612         22,607         22,696
Unrealized losses on securities available for sale ......................        (1,648)        (1,559)        (3,012)
Retained earnings .......................................................       386,734        370,268        372,065
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..........................................       407,965        391,571        391,919
---------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,885,670    $ 5,198,157    $ 4,712,294
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                       -----------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                           1997           1996            1997          1996
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ...........................................   $     99,373   $     79,022    $    193,064   $    156,862
   U.S. Treasury and agency securities ........................          2,053          1,913           4,087          3,834
   Mortgage-backed securities .................................            927          1,130           1,911          2,163
   Other investments ..........................................            923          1,084           1,798          2,629
----------------------------------------------------------------------------------------------------------------------------
       Total interest income ..................................        103,276         83,149         200,860        165,488
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ...................................................         56,102         44,820         107,506         90,310
   Borrowings .................................................          9,891          5,214          17,953         11,176
----------------------------------------------------------------------------------------------------------------------------
       Total interest expense .................................         65,993         50,034         125,459        101,486
----------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME ........................................         37,283         33,115          75,401         64,002
   PROVISION FOR LOAN LOSSES ..................................          1,873          2,200           4,028          3,371
----------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses ....         35,410         30,915          71,373         60,631
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ..............................          2,629          1,731           4,918          3,348
   Real estate and joint ventures held for investment, net:
     Net gains (losses) on sales of wholly owned real estate ..            305             (9)            305            (28)
     Reduction of loss on real estate and joint ventures ......            487            382           2,764          1,852
     Operations, net ..........................................            597            528           5,292          1,307
   Secondary marketing activities:
     Loan servicing fees ......................................            345            390             751            652
     Net gains on sales of loans and mortgage-backed securities            330            376             663            931
   Net gains on sales of investment securities ................           --             --              --            4,473
   Other ......................................................            660            604           1,651          1,289
----------------------------------------------------------------------------------------------------------------------------
       Total other income, net ................................          5,353          4,002          16,344         13,824
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs .................................         13,641         11,108          28,038         21,810
   Premises and equipment costs ...............................          3,777          2,988           7,301          5,842
   Advertising expense ........................................          2,423            654           3,681          1,208
   Professional fees ..........................................          1,192            784           2,001          1,492
   SAIF insurance premiums and regulatory assessments .........            849          2,332           1,655          4,689
   Other general and administrative expense ...................          3,623          2,920           6,946          5,528
----------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense .................         25,505         20,786          49,622         40,569
----------------------------------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans            641            187           1,568          1,234
   Amortization of excess of cost over fair value of net assets
     acquired                                                              134            134             266            266
----------------------------------------------------------------------------------------------------------------------------
       Total operating expense ................................         26,280         21,107          51,456         42,069
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ....................................         14,483         13,810          36,261         32,386
Income taxes ..................................................          6,173          5,946          15,621         13,958
----------------------------------------------------------------------------------------------------------------------------
   NET INCOME .................................................   $      8,310   $      7,864    $     20,640   $     18,428
============================================================================================================================
PER SHARE INFORMATION:
NET INCOME ....................................................   $       0.31   $       0.30    $       0.77   $       0.69
============================================================================================================================
CASH DIVIDENDS PAID ...........................................   $      0.080   $      0.076    $      0.156   $      0.152
============================================================================================================================
Weighted average shares outstanding ...........................     26,781,938     26,746,232      26,791,598     26,747,731
============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows




                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                          --------------------------
(In Thousands)                                                                                 1997           1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................   $    20,640    $    18,428
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................................         4,680          3,780
     Provision for losses on loans, real estate acquired in settlement of loans,
       investments in real estate and joint ventures and other assets .................         2,298          2,279
     Net gains on sales of loans and mortgage-backed securities, investment securities,
       real estate and other assets ...................................................        (4,488)        (5,709)
     Interest capitalized on loans (negative amortization) ............................        (6,453)        (5,204)
     Federal Home Loan Bank dividends .................................................        (1,287)        (1,051)
   Net change in loans receivable - held for sale .....................................       (52,617)         1,319
   Other, net .........................................................................           437          5,746
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ..................................       (36,790)        19,588
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sales of investment securities -  available for sale .............................          --          189,541
     Sales of mortgage-backed securities -  available for sale ........................        43,566          7,266
     Sales of wholly owned real estate and real estate acquired in settlement of loans          8,224          3,058
   Purchase of:
     U.S. Treasury and agency obligations and other investment securities .............          --         (160,455)
     Mortgage-backed securities -  available for sale .................................          --          (25,368)
     Loans receivable -  held for investment ..........................................       (23,193)          --
   Loans receivable originated - held for investment (net of refinances of $39,573 and
     $44,168 at June 30, 1997 and 1996, respectively) .................................    (1,146,918)      (471,202)
   Principal payments on loans receivable - held for investment and mortgage-backed
     securities - available for sale ..................................................       474,273        390,848
   Net change in undisbursed loan funds ...............................................          (714)        15,353
   Net change in investments in real estate held for investment .......................        11,980         (2,717)
   Other, net .........................................................................        (4,308)        (6,815)
--------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities ................................................      (637,090)       (60,491)
--------------------------------------------------------------------------------------------------------------------

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                          --------------------------
(In Thousands)                                                                               1997         1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ...........................................................   $   458,010    $    64,324
   Net decrease in securities sold under agreements to repurchase .....................          --          (16,099)
   Proceeds from Federal Home Loan Bank advances ......................................       662,500        400,000
   Repayments of Federal Home Loan Bank advances ......................................      (498,647)      (381,408)
   Net increase (decrease) in other borrowings ........................................        38,410        (10,601)
   Cash dividends .....................................................................        (4,175)        (4,074)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities .............................................       656,098         52,142
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ..................................       (17,782)        11,239
Cash and cash equivalents at beginning of year ........................................        73,259         65,830
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................   $    55,477    $    77,069
====================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest .........................................................................   $   124,238    $   102,755
     Income taxes .....................................................................         6,240         14,025
Supplemental disclosure of non-cash investing:
   Loans exchanged for mortgage-backed securities .....................................        44,102          6,880
   Real estate acquired in settlement of loans ........................................        13,498         13,312
   Loans to facilitate the sale of real estate acquired in settlement of loans ........        10,422         13,663
====================================================================================================================


See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of June 30, 1997, December 31, 1996 and June 30, 1996, and the results of operations for the three months and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) - TRANSFERS AND SERVICING OF FINANCIAL  ASSETS AND  EXTINGUISHMENTS  OF
           LIABILITIES

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

NOTE (3) - NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of outstanding shares and stock options deemed to be common stock equivalents to the extent they are dilutive. Prior period outstanding shares and stock options have been adjusted for stock dividends and stock splits.

NOTE (4) - DERIVATIVES

     As part of its secondary marketing activities, Downey utilizes forward sale contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At June 30, 1997, such contracts amounted to approximately $25 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

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

OVERVIEW

     Net income for the second quarter of 1997 totaled $8.3 million, or $0.31 per share, up 5.7% from the $7.9 million, or $0.30 per share, earned in the second quarter of 1996. For the six months ended June 30, 1997, net income amounted to $20.6 million, or $0.77 per share, up 12.0% from the $18.4 million, or $0.69 per share, earned in the same period of last year.

     The increase in net income between second quarters reflected an increase in net interest income, a decrease in provision for loan losses and an increase in other income. Net interest income increased $4.2 million or 12.6% due to a 23.4% increase in average earning assets as the effective interest spread declined between quarters. Provision for loan losses declined $0.3 million, while total other income increased $1.4 million primarily reflecting increases in loan and deposit related fees and income from real estate held for investment. Those positive factors were partially offset, however, by a $4.7 million increase in general and administrative costs and a $0.5 million increase in costs associated with the net operation of real estate acquired in settlement of loans. The increase in general and administrative expense was due, in part, to branch expansion, particularly into supermarket banking, higher advertising expenditures, and growth in auto lending.

     For the second quarter of 1997, the return on average assets was 0.59% and the return on average equity was 8.24%, bringing the returns for the first six months of 1997 to 0.75% and 10.32%, respectively.

     At June 30, 1997, assets totaled $5.9 billion, up 24.9% from a year ago. Single family loan originations were a record $714.9 million in the second quarter of 1997 compared to $265.7 million in the second quarter of 1996 and $432.6 million in the first quarter of 1997. Of the current quarter total, $31.9 million represented originations for portfolio of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. In addition to single family loans, $110.4 million of other loans were originated in the quarter including $73.4 million of automobile loans.

     Non-performing assets declined $5.0 million during the quarter to $55.9 million or 0.95% of total assets. Virtually all of the decline was in single family real estate-related assets.

     Based on regulatory rules in effect at June 30, 1997, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 6.24% and a risk-based capital ratio of 12.05%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $37.3 million in the second quarter of 1997, up $4.2 million or 12.6% from the same period last year. The improvement between second quarters reflects an increase of 23.4% in average earning assets, as the effective interest spread declined from 3.02% in the year-ago second quarter to 2.75% in the current quarter. Between second quarters, the yield on earning assets increased 5 basis points, while the cost of funding those earning assets increased 32 basis points. The more rapid increase in funding costs occurred as the growth in earning assets was primarily funded with higher cost certificates of deposit and borrowings. To a lesser extent, the effective interest spread was also negatively impacted in the current quarter by a higher proportion of single family adjustable rate mortgages in their initial incentive rate period. For the first six months of 1997, net interest income totaled $75.4 million, up $11.4 million or 17.8% from the same period a year ago.

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

                                                                            Three Months Ended
                                               ------------------------------------------------------------------------------
                                                            June 30,1997                           June 30,1996
                                               ------------------------------------------------------------------------------
                                                                            Average                                Average
                                                 Average                    Yield/       Average                    Yield/
(Dollars In Thousands)                           Balance       Interest      Rate        Balance      Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ..................................      $5,156,085      $99,373      7.71%      $4,108,440      $79,022     7.69%
   Mortgage-backed securities .............          56,005          927      6.62           70,007        1,130     6.46
   Investment securities ..................         205,381        2,976      5.81          211,434        2,997     5.70
-----------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .......       5,417,471      103,276      7.63        4,389,881       83,149     7.58
Non-interest-earning assets ...............         249,052                                 232,926
-----------------------------------------------------------------------------------------------------------------------------
      Total assets ........................      $5,666,523                              $4,622,807
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Deposits ...............................      $4,544,260      $56,102      4.95%      $3,846,691      $44,820     4.69%
   Borrowings .............................         657,242        9,891      6.04          346,273        5,214     6.06
-----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities ..       5,201,502       65,993      5.09        4,192,964       50,034     4.80
Non-interest-bearing liabilities ..........          61,635                                  41,466
Stockholders' equity ......................         403,386                                 388,377
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
        equity                                   $5,666,523                              $4,622,807
-----------------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread ..                      $37,283      2.54%                      $33,115     2.78%
Excess of interest-earning assets over
   interest-bearing liabilities ...........      $  215,969                              $  196,917
Effective interest rate spread ............                                   2.75%                                  3.02%
-----------------------------------------------------------------------------------------------------------------------------

                                                                             Six Months Ended
                                               ---------------------------------------------------------------------------
                                                            June 30,1997                           June 30,1996
                                               ---------------------------------------------------------------------------
                                                                            Average                                Average
                                                 Average                    Yield/       Average                    Yield/
                                                 Balance       Interest      Rate        Balance      Interest       Rate
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ..................................      $4,959,219     $193,064      7.79%      $4,104,170     $156,862     7.64%
   Mortgage-backed securities .............          57,991        1,911      6.59           64,631        2,163     6.69
   Investment securities ..................         203,270        5,885      5.84          233,827        6,463     5.56
--------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .......       5,220,480      200,860      7.70        4,402,628      165,488     7.52
Non-interest-earning assets ...............         252,665                                 237,213
--------------------------------------------------------------------------------------------------------------------------
      Total assets ........................      $5,473,145                              $4,639,841
--------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Deposits ...............................      $4,410,029     $107,506      4.92%      $3,832,129    $  90,310     4.74%
   Borrowings .............................         602,273       17,953      6.01          375,527       11,176     5.98
--------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities ..       5,012,302      125,459      5.05        4,207,656      101,486     4.85
Non-interest-bearing liabilities ..........          60,897                                  45,388
Stockholders' equity ......................         399,946                                 386,797
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
        equity ............................      $5,473,145                              $4,639,841
--------------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread ..                      $75,401      2.65%                    $  64,002     2.67%
Excess of interest-earning assets over
   interest-bearing liabilities ...........      $  208,178                              $  194,972
Effective interest rate spread ............                                   2.89%                                  2.91%
==========================================================================================================================

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

                                               Three Months Ended                            Six Months Ended
                                --------------------------------------------------------------------------------------------
                                       June 30, 1997 versus June 30, 1996           June 30, 1997 versus June 30, 1996
                                                 Changes Due To                               Changes Due To
                                --------------------------------------------------------------------------------------------
                                                           Rate/                                          Rate/
(In Thousands)                   Volume       Rate        Volume       Net        Volume       Rate       Volume       Net
----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans ....................   $ 20,150    $    160    $     41    $ 20,351    $ 32,680    $  2,915    $    607    $ 36,202
   Mortgage-backed securities       (226)         29          (6)       (203)       (222)        (33)          3        (252)
   Investment securities ....        (60)         41          (2)        (21)       (871)        336         (43)       (578)
----------------------------------------------------------------------------------------------------------------------------
      Total interest income .     19,864         230          33      20,127      31,587       3,218         567      35,372
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits .................      8,240       2,575         467      11,282      13,387       3,310         499      17,196
   Borrowings ...............      4,626          (7)         58       4,677       6,696          87          (6)      6,777
----------------------------------------------------------------------------------------------------------------------------
      Total interest expense      12,866       2,568         525      15,959      20,083       3,397         493      23,973
----------------------------------------------------------------------------------------------------------------------------
Change in net interest income   $  6,998    $ (2,338)   $   (492)   $  4,168    $ 11,504    $   (179)   $     74    $ 11,399
============================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $1.9 million in the current quarter compared to $2.2 million in the year-ago quarter. For the first six months of 1997, provision for loan losses totaled $4.0 million, compared to $3.4 million in the year-ago period. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 21.

OTHER INCOME

     Total other income was $5.4 million in the second quarter of 1997, up $1.4 million from the year-ago quarter as most major categories increased. The increase primarily occurred in loan and deposit related fees, up $0.9 million, and income from real estate held for investment, up $0.5 million. For the first six months of 1997, total other income was $16.3 million, up $2.5 million from a year ago.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations.

                                                                                 Three Months Ended
                                                         ------------------------------------------------------------
                                                         June 30,   March 31,  December 31,  September 30,   June 30,
(In Thousands)                                             1997       1997        1996           1996          1996
---------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................   $   474    $   851     $   558       $   721       $   285
   Equity in net income (loss) from joint ventures ....      (238)     3,066       1,050           (30)         (256)
   Interest from joint ventures .......................       361        778         449           488           499
---------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................       597      4,695       2,057         1,179           528
Net gains (losses) on sales of wholly owned real estate       305       --           382            38            (9)
Recovery for losses on real estate and joint ventures .       487      2,277         605           849           382
---------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations   $ 1,389    $ 6,972     $ 3,044       $ 2,066       $   901
=====================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $26.3 million in the second quarter, up $5.2 million or 24.5% from the second quarter of 1996. General and administrative costs increased $4.7 million or 22.7%, while the costs associated with the net operation of real estate acquired in settlement of loans increased by $0.5 million. The increase in general and administrative expense primarily reflected branch expansion, particularly into supermarket banking, higher advertising expenditures, and growth in auto lending. The $1.8 million increase in advertising expenditures reflects, in large part, the initial cost of a television advertising campaign to increase public awareness of the Bank, and specifically the Bank's subprime residential lending product, a key component to Downey's strategy of increasing the loan portfolio yield. For the first six months of 1997, operating expenses totaled $51.5 million compared to $42.1 million in the same period of 1996.

PROVISION FOR INCOME TAXES

     Income taxes for the second quarter totaled $6.2 million, resulting in an effective tax rate of 42.6%, compared to $5.9 million and 43.1% for the like quarter of a year ago. For the first six months of 1997, the effective tax rate was 43.1%, unchanged from the same period of 1996.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $467.1 million during the second quarter to a total of $5.4 billion, or 92.4% of assets, at June 30, 1997. This increase primarily reflected increases of $432.1 million in the residential one-to-four unit loan portfolio held for investment and $45.2 million in automobile loans. These increases were partially offset by a decline of $29.8 million in the construction loan portfolio.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                  Three Months Ended
                                             -------------------------------------------------------------
                                             June 30,   March 31,   December 31,  September 30,   June 30,
(In Thousands)                                 1997        1997         1996          1996          1996
----------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential - one-to-four ARMs (1) ....   $611,371   $388,707      $363,995      $359,816      $222,270
   Residential - one-to-four fixed (2) ...      8,408      3,904         5,134         7,859        12,794
   Other (3) .............................    110,455     97,261        72,006        86,223       112,294
----------------------------------------------------------------------------------------------------------
     Total loans originated for investment    730,234    489,872       441,135       453,898       347,358
Loans originated for sale (primarily
   residential - fixed) ..................     95,092     40,029        36,969        24,826        30,644
----------------------------------------------------------------------------------------------------------
   Total loans originated ................   $825,326   $529,901      $478,104      $478,724      $378,002
==========================================================================================================

(1) For the three months ended June 30, 1997, March 31, 1997 and December 31, 1996, $17.3 million, $4.9 million and $0.2 million, respectively, of loans purchased through correspondent lending relationships are included.
(2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines.
(3) For the three months ended June 30, 1997, $1.0 million of loans purchased through correspondent lending relationships are included.

     Originations of one-to-four unit residential loans totaled a record $714.9 million in the second quarter of 1997, of which $619.8 million were for portfolio and $95.1 million were for sale. This was 65% higher than the $432.6 million originated in the first quarter of 1997, and more than double the $265.7 million originated in the year-ago quarter. Of the current quarter total, $31.9 million represented originations of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. During the current quarter, 39% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 3%). This is down from 49% (existing Downey loans were 3%) during the previous quarter, and down from 40% (existing Downey loans were 8%) in the year-ago second quarter. In addition to single family loans, $110.4 million of other loans were originated in the quarter including $73.4 million of automobile loans and $11.1 million of construction loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At June 30, 1997, $2.5 billion of the ARMs in Downey's loan portfolio were subject to negative amortization of which $21.2 million represented the amount of negative amortization included in the loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans. Sales of loans and mortgage-backed securities originated by Downey were $87.2 million for the second quarter of 1997, compared to $38.2 million in the previous quarter and $43.6 million for the second quarter of 1996. All were secured by residential one-to-four unit property.

     At June 30, 1997, Downey had commitments to fund loans amounting to $235.2 million, undrawn lines of credit of $72.2 million, loans in process of $39.5 million and no letters of credit. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities.

                                                                                 Three Months Ended
                                                           -------------------------------------------------------------
                                                            June 30,     March 31,  December 31, September 30,  June 30,
(In Thousands)                                                1997         1997        1996          1996         1996
------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
    Residential:
      One-to-four units:
       Adjustable ......................................   $ 563,119    $ 363,704    $ 350,282    $ 349,325    $ 215,553
       Adjustable - subprime ...........................      30,943       20,105       13,490       10,491        6,717
------------------------------------------------------------------------------------------------------------------------
         Total adjustable ..............................     594,062      383,809      363,772      359,816      222,270
       Fixed ...........................................       7,467        3,879        5,134        7,652       12,456
       Fixed - subprime ................................         941           25         --            207          338
      Five or more units:
       Adjustable ......................................       4,600         --           --          6,375        4,641
       Fixed ...........................................        --           --           --            105         --
------------------------------------------------------------------------------------------------------------------------
         Total residential .............................     607,070      387,713      368,906      374,155      239,705
    Commercial real estate .............................       4,145         --          1,491         --           --
    Construction .......................................      11,121       25,851       15,873       14,065       27,630
    Land ...............................................       6,985         --           --           --         10,468
   Non-mortgage:
    Commercial:
      Secured ..........................................       1,891        3,828        2,540        5,309        1,536
      Unsecured ........................................         554         --          1,050         --           --
    Consumer:
      Automobile .......................................      73,389       62,909       46,714       56,863       63,968
      Other consumer ...................................       6,784        4,673        4,338        3,506        4,051
------------------------------------------------------------------------------------------------------------------------
         Total loans originated ........................     711,939      484,974      440,912      453,898      347,358
Real estate loans purchased (1) ........................      18,295        4,898          223         --           --
------------------------------------------------------------------------------------------------------------------------
      Total loans originated and purchased .............     730,234      489,872      441,135      453,898      347,358
Loan repayments ........................................    (271,387)    (235,834)    (227,061)    (183,629)    (205,617)
Other net changes (2) ..................................       3,367       (9,252)      (4,077)      (5,834)     (26,539)
------------------------------------------------------------------------------------------------------------------------
    Net increase in loans held for investment ..........     462,214      244,786      209,997      264,435      115,202
------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ..............................      95,092       40,029       36,969       24,826       30,644
   Loans transferred (to) from the investment portfolio         (338)         446          156          170          250
   Originated whole loans sold .........................     (59,696)     (21,555)     (16,461)     (20,077)     (36,708)
   Loans exchanged for mortgage-backed securities ......     (27,476)     (16,626)     (14,537)      (5,035)      (6,880)
   Other net changes ...................................         (44)         (10)         (11)          (5)          31
------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for sale .....       7,538        2,284        6,116         (121)     (12,663)
------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ......................      27,476       16,626       14,537        5,035        6,880
   Purchased ...........................................        --           --           --          4,705         --
   Sold ................................................     (27,476)     (16,626)     (14,537)      (9,660)      (6,880)
   Repayments ..........................................      (3,124)      (3,501)      (3,349)      (3,794)      (4,176)
   Other net changes ...................................         468         (503)         738           89         (714)
------------------------------------------------------------------------------------------------------------------------
    Net decrease in mortgage-backed securities available
      for sale .........................................      (2,656)      (4,004)      (2,611)      (3,625)      (4,890)
------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans and mortgage-backed
      securities held for sale and available for sale ..       4,882       (1,720)       3,505       (3,746)     (17,553)
------------------------------------------------------------------------------------------------------------------------
    Total net increase in loans and mortgage-backed
      securities .......................................   $ 467,096    $ 243,066    $ 213,502    $ 260,689    $  97,649
========================================================================================================================

(1) Primarily one-to-four unit residential loans except for $986,000 representing five or more residential units for the three months ending June 30, 1997.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios.

                                                           June 30,       March 31,   December 31,   September 30,     June 30,
(In Thousands)                                               1997           1997         1996            1996            1996
--------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential:
         One-to-four units:
            Adjustable ...............................   $ 4,451,684    $ 4,051,862    $ 3,840,862    $ 3,665,218    $ 3,461,022
            Adjustable - subprime ....................        82,873         52,678         32,715         19,450          9,042
            Fixed ....................................       171,981        170,833        172,328        172,930        173,313
            Fixed - subprime .........................         1,507            567            543            544            338
--------------------------------------------------------------------------------------------------------------------------------
              Total one-to-four units ................     4,708,045      4,275,940      4,046,448      3,858,142      3,643,715
         Five or more units:
            Adjustable ...............................        47,341         42,901         43,050         54,737         48,518
            Fixed ....................................        14,333         13,338         13,857         14,116         14,130
      Commercial real estate:
            Adjustable ...............................       126,686        127,245        158,656        161,690        162,809
            Fixed ....................................        94,993        101,162        101,953        101,121        101,996
      Construction ...................................        48,765         78,559         66,651         62,651         56,341
      Land ...........................................        24,847         18,629         21,177         23,260         26,840
    Non-mortgage:
      Commercial:
         Secured .....................................        12,177         13,413          9,610          7,093          1,786
         Unsecured ...................................        13,541         12,037         12,526         12,076         11,469
      Consumer:
         Automobile ..................................       287,611        242,403        202,186        174,628        134,829
         Other consumer ..............................        46,244         46,892         47,281         46,755         47,543
--------------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment ..........     5,424,583      4,972,519      4,723,395      4,516,269      4,249,976
    Increase (decrease) for:
      Undisbursed loan funds .........................       (48,487)       (55,447)       (49,250)       (50,052)       (48,681)
      Deferral of fees and discounts, net of costs ...        17,806         14,111         11,663          9,778          7,741
      Allowance for loan losses ......................       (31,188)       (30,683)       (30,094)       (30,278)       (27,754)
--------------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment, net .....     5,362,714      4,900,500      4,655,714      4,445,717      4,181,282
--------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale (all one-to-four units):
      Adjustable .....................................         1,942          1,800          1,145          2,109          3,243
      Fixed ..........................................        20,745         13,349         11,720          4,640          3,627
--------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ...................        22,687         15,149         12,865          6,749          6,870
    Mortgage-backed securities available for sale:
      Adjustable .....................................        19,799         21,367         23,620         24,967         27,247
      Fixed ..........................................        34,808         35,896         37,647         38,911         40,256
--------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
           for sale ..................................        54,607         57,263         61,267         63,878         67,503
--------------------------------------------------------------------------------------------------------------------------------
            Total loans and mortgage-backed securities
                held for sale and available for sale .        77,294         72,412         74,132         70,627         74,373
--------------------------------------------------------------------------------------------------------------------------------
            Total loans and mortgage-backed securities   $ 5,440,008    $ 4,972,912    $ 4,729,846    $ 4,516,344    $ 4,255,655
================================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At June 30, 1997, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at June 30, 1997, reflect an unrealized gain of $0.3 million. The current quarter-end unrealized gain, less the associated tax effect of $0.1 million, is reflected within a separate component of stockholders' equity until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $36.1 million at June 30, 1997, compared to $46.5 million at December 31, 1996, and $44.7 million at June 30, 1996.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.

                                                     Three Months Ended
                                 --------------------------------------------------------------
                                  June 30,    March 31,  December 31,  September 30,   June 30,
(In Thousands)                      1997        1997        1996           1996          1996
-----------------------------------------------------------------------------------------------
Balance at beginning of period   $ 23,849    $ 30,071     $ 31,316       $ 32,185      $ 32,868
Provision ....................       (487)     (2,277)        (605)          (849)         (382)
Charge-offs ..................     (1,692)     (3,945)        (680)           (54)         (301)
Recoveries ...................       --          --             40             34          --
-----------------------------------------------------------------------------------------------
Balance at end of period .....   $ 21,670    $ 23,849     $ 30,071       $ 31,316      $ 32,185
===============================================================================================

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

                                                    Three Months Ended
                                 -------------------------------------------------------------
                                 June 30,   March 31,   December 31,  September 30,   June 30,
(In Thousands)                     1997       1997          1996          1996          1996
----------------------------------------------------------------------------------------------
Balance at beginning of period   $ 1,334    $ 1,078       $ 1,132       $   971        $ 1,224
Provision ....................       299        597           622           278              4
Charge-offs ..................      (451)      (341)         (676)         (117)          (257)
Recoveries ...................      --         --            --            --             --
----------------------------------------------------------------------------------------------
Balance at end of period .....   $ 1,182    $ 1,334       $ 1,078       $ 1,132        $   971
==============================================================================================

DEPOSITS

     At June 30, 1997, deposits totaled $4.6 billion, up 20.1% from a year ago and $458.0 million above year-end 1996. Deposits in supermarket branches increased $57.2 million during the quarter to $230.2 million and accounted for approximately 30% of the total deposit increase from a year ago. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                            June 30, 1997        March 31, 1997      December 31, 1996     September 30, 1996      June 30, 1996
                        --------------------  --------------------  --------------------   -------------------  --------------------
                        Weighted              Weighted              Weighted               Weighted             Weighted
                         Average               Average               Average                Average              Average
(Dollars in Thousands)     Rate       Amount     Rate       Amount     Rate       Amount      Rate     Amount      Rate     Amount
------------------------------------------------------------------------------------------------------------------------------------
Regular passbook .......  2.97%   $  427,395    2.94%   $  419,627    2.90%   $   416,868    2.89%  $  414,793    2.76%   $  411,573
Money market accounts ..  2.55        92,867    2.55        98,517    2.52        100,750    2.52      101,999    2.39       105,649
Checking accounts ......  0.73       339,803    0.72       348,884    0.74        313,980    0.73      300,830    0.74       299,057
Certificates of deposit:
   Less than 3.00% .....  2.67        32,592    2.65        33,667    2.65         39,061    2.70       43,870    2.71        48,088
   3.00-3.49 ...........  3.02           337    3.03           301    3.03            723    3.07        1,085    3.06           695
   3.50-3.99 ...........  3.99            24    3.88            54    3.99             79    3.97          102    3.95         1,360
   4.00-4.49 ...........  4.39        56,667    4.39        58,045    4.39         63,577    4.30       73,695    4.21        77,341
   4.50-4.99 ...........  4.90        78,430    4.88       131,700    4.87        186,576    4.85      347,265    4.85       437,075
   5.00-5.99 ...........  5.64     2,847,321    5.61     2,833,931    5.54      2,489,852    5.49    2,302,221    5.47     2,191,299
   6.00-6.99 ...........  6.08       751,054    6.13       560,129    6.17        536,307    6.30      295,178    6.39       235,150
   7.00 and greater ....  7.21         4,622    7.14         9,582    7.15         25,329    7.12       34,353    7.18        47,258
------------------------------------------------------------------------------------------------------------------------------------
   Total crtificates
     of deposit ........  5.67     3,771,047    5.62     3,627,409    5.56      3,341,504    5.44    3,097,769    5.40     3,038,266
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits ......  5.00%   $4,631,112    4.92%   $4,494,437    4.86%    $4,173,102    4.74%  $3,915,391    4.68%   $3,854,545
====================================================================================================================================

BORROWINGS

     During the 1997 second quarter, borrowings increased $260.8 million to $797.6 million, reflecting increases in FHLB advances and commercial paper. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                   June 30,    March 31,   December 31,   September 30,   June 30,
(Dollars in Thousands)                               1997        1997          1996           1996          1996
------------------------------------------------------------------------------------------------------------------
FHLB advances ..................................   $550,736    $330,479     $386,883        $397,147      $239,307
Other borrowings:
   Commercial paper ............................    236,809     196,125      198,113         186,544       178,243
   Real estate notes ...........................     10,063      10,188       10,349          10,443        10,560
------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $797,608    $536,792     $595,345        $594,134      $428,110
------------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
   the period ..................................       6.04%       5.97%        6.01%           5.90%         6.06%
Total borrowings as a percentage of total assets      13.55        9.79        11.45           11.99          9.08
==================================================================================================================

ASSET/LIABILITY MANAGEMENT

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of June 30, 1997, as well as certain
information   regarding   the  repricing   and  maturity   differences   between
interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                                   June 30,1997
                                                        --------------------------------------------------------------------------
                                                          Within        7 - 12       1 - 5       5 - 10       Over        Total
(Dollars in Thousands)                                   6 Months       Months       Years        Years     10 Years     Balance
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Investment securities and Federal Home
       Loan Bank stock ........................    (1)  $   69,826   $         -    $122,014    $      -    $      -    $  191,840
     Loans and mortgage-backed securities:
       Mortgage-backed securities .............             24,305         4,297      20,287       3,693       2,025        54,607
       Loans secured by real estate:
        Residential:
          Adjustable ..........................    (2)   4,464,898       106,600      10,127           -           -     4,581,625
          Fixed ...............................    (2)      41,335        15,904      79,678      40,390      31,115       208,422
        Commercial real estate ................    (2)     138,072         8,889      43,319      23,937       3,371       217,588
        Construction ..........................    (2)      17,973             -           -           -           -        17,973
        Land ..................................    (2)      14,939            10          82         116         267        15,414
       Non-mortgage:
        Commercial ............................    (2)      16,554             -           -           -           -        16,554
        Consumer ..............................    (2)      97,510        51,389     178,926           -           -       327,825
----------------------------------------------------------------------------------------------------------------------------------
     Total loans and mortgage-backed securities          4,815,586       187,089     332,419      68,136      36,778     5,440,008
----------------------------------------------------------------------------------------------------------------------------------
       Total ..................................         $4,885,412   $   187,089    $454,433    $ 68,136    $ 36,778    $5,631,848
==================================================================================================================================
Deposits and borrowings:
     Interest bearing deposits:
       Fixed maturity deposits ................    (1)  $2,372,609   $ 1,001,956    $396,482    $      -    $      -    $3,771,047
       Money market accounts ..................    (3)      92,867             -           -           -           -        92,867
       Checking accounts ......................    (3)     242,894             -           -           -           -       242,894
       Passbook accounts ......................    (3)     427,395             -           -           -           -       427,395
     Non-interest bearing deposits ............             96,909             -           -           -           -        96,909
----------------------------------------------------------------------------------------------------------------------------------
        Total deposits ........................          3,232,674     1,001,956     396,482           -           -     4,631,112
----------------------------------------------------------------------------------------------------------------------------------
     Borrowings ...............................            530,325       192,596      71,887       2,800           -       797,608
----------------------------------------------------------------------------------------------------------------------------------
       Total deposits and borrowings ..........         $3,762,999   $ 1,194,552    $468,369    $  2,800 $         -    $5,428,720
==================================================================================================================================
Excess (shortfall) of interest-earning
     assets over interest-bearing liabilities .         $1,122,413   $(1,007,463)   $(13,936)   $ 65,336    $ 36,778    $  203,128
Cumulative gap ................................          1,122,413       114,950     101,014     166,350     203,128
Cumulative gap - as a % of total assets:
     June 30, 1997 ............................              19.07%         1.95%       1.72%       2.83%       3.45%
     December 31, 1996 ........................              16.71          2.68        0.50        1.47        3.04
     June 30, 1996 ............................               7.55          2.39        2.03        3.36        3.81
==================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date, and projected repayments and prepayments of principal.
(3)  Based upon contractual maturity or repricing date.

     The six-month gap at June 30, 1997, was a positive 19.07% (i.e., more interest-earning assets reprice within one year than interest-bearing liabilities). This compares to a positive six-month gap of 16.85% at March 31, 1997, 16.71% at December 31, 1996 and 7.55% at June 30, 1996. Downey's strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended June 30, 1997, Downey originated and purchased for investment $2.0 billion of adjustable rate loans and mortgage-backed securities which represented approximately 97% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At June 30, 1997, 98% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, up slightly from 97% at December 31, 1996, and unchanged from June 30, 1996. At June 30, 1997, loans and mortgage-backed securities with adjustable interest rates represented 89% of Downey's loans and mortgage-backed securities portfolios. During the second quarter of 1997, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At June 30, 1997, $5.2 billion or 94% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $4.7 billion or 94%, $4.5 billion or 94%, $4.0 billion or 93%, at March 31, 1997, December 31, 1996, and June 30, 1996, respectively.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                                    June 30,   March 31,   December 31,   September 30,   June 30,
                                                      1997       1997         1996            1996          1996
------------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities portfolio      7.61%     7.74%         7.77%           7.71%         7.76%
   Investment securities .......................      5.67      5.71          6.11            6.11          5.77
----------------------------------------------------------------------------------------------------------------
   Earning assets yield ........................      7.55      7.66          7.71            7.64          7.67
----------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ....................................      5.00      4.92          4.86            4.74          4.68
   Borrowings:
     FHLB advances .............................      5.98      5.83          5.80            5.76          5.77
     Other borrowings ..........................      5.60      5.53          5.60            5.61          5.53
----------------------------------------------------------------------------------------------------------------
   Combined borrowings .........................      5.87      5.72          5.73            5.71          5.67
----------------------------------------------------------------------------------------------------------------
   Combined funds ..............................      5.13      5.01          4.97            4.86          4.77
----------------------------------------------------------------------------------------------------------------
Interest rate spread ...........................      2.42%     2.65%         2.74%           2.78%         2.90%
================================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios at June 30, 1997, decreased to 7.61%, compared to 7.74% at March 31, 1997, 7.77% at December 31, 1996, and 7.76% at June 30, 1996. At June 30, 1997,
the one-to-four unit residential ARM portfolio, including mortgage-backed securities, totaled $4.6 billion with a weighted average rate of 7.22%, compared to $3.9 billion with a weighted average rate of 7.38% at December 31, 1996, and $3.5 billion with a weighted average rate of 7.46% at June 30, 1996.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets decreased during the quarter by $5.0 million to $55.9 million at June 30, 1997, or 0.95% of total assets. Virtually all of the decline was related to one-to-four unit residential assets. All of Downey's non-performing assets at June 30, 1997, were located in California with the exception of one property acquired in settlement of a loan located in Arizona. Non-performing assets at quarter end include non-accrual loans aggregating $18.2 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                        June 30,   March 31,   December 31,   September 30,   June 30,
(Dollars in Thousands)                                    1997       1997          1996           1996          1996
----------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    One-to-four unit residential ....................   $20,893     $23,739      $22,885        $26,613        $26,034
    Other ...........................................    20,369      19,733       22,136         24,097         21,146
----------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................    41,262      43,472       45,021         50,710         47,180
Real estate acquired in settlement of loans, net ....    14,357      17,202       16,078         16,332         15,452
Repossessed automobiles .............................       317         270          928            433            232
----------------------------------------------------------------------------------------------------------------------
Gross non-performing assets .........................   $55,936     $60,944      $62,027        $67,475        $62,864
======================================================================================================================

======================================================================================================================
Allowance for loan losses (1):
     Amount .........................................   $31,188     $30,683      $30,094        $30,278        $27,754
     As a percentage of non-performing loans ........     75.59%      70.58%       66.84%         59.71%         58.83%
Non-performing assets as a percentage of total assets      0.95        1.11         1.19           1.36           1.33
======================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At June 30, 1997, the recorded investment in loans for which impairment has been recognized totaled $14.0 million (all of which were on non-accrual status). The total allowance for possible losses related to such loans was $1.5 million. During the second quarter of 1997, total interest recognized on the impaired loan portfolio, on a cash basis, was $0.5 million.

Delinquent Loans

     During the 1997 second quarter, total delinquencies decreased $4.0 million or 9.0%. All of the decrease occurred in the residential one-to-four units category which declined $6.0 million. That decline was partially offset by increases in automobile loans of $1.8 million, commercial real estate loans of $0.2 million and other consumer loans of $0.1 million.

     The following table sets forth the amounts of Downey's past due loans at the dates indicated.

                                                          June 30, 1997                             March 31, 1997
                                            ----------------------------------------    ----------------------------------------
                                             30-59     60-89       90+                  30-59      60-89       90+
(Dollars in Thousands)                        Days      Days     Days (1)   Total        Days       Days     Days (1)    Total
--------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ..................   $10,636    $ 5,402    $18,583    $34,621    $15,221    $ 5,095    $20,320    $40,636
     Five or more units .................      --         --         --         --         --         --         --         --
   Commercial real estate ...............      --         --          457        457       --         --          279        279
   Construction .........................      --         --         --         --         --         --         --         --
   Land .................................      --         --         --         --         --         --         --         --
--------------------------------------------------------------------------------------------------------------------------------
       Total real estate loans ..........    10,636      5,402     19,040     35,078     15,221      5,095     20,599     40,915
Non-mortgage:
   Commercial ...........................      --         --         --         --         --         --         --         --
   Consumer:
     Automobile .........................     3,574        647        555      4,776      2,419        278        324      3,021
     Other consumer .....................       165         66         87        318         69         34         86        189
--------------------------------------------------------------------------------------------------------------------------------
       Total loans ......................   $14,375    $ 6,115    $19,682    $40,172    $17,709    $ 5,407    $21,009    $44,125
================================================================================================================================
   Delinquencies as a percentage of total
     loans ..............................      0.27%      0.11%      0.36%      0.74%      0.36%      0.11%      0.42%      0.89%
================================================================================================================================
                                                        December 31, 1996                      September 30, 1996
                                            ----------------------------------------    ----------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ..................   $14,717    $ 5,502    $18,549    $38,768    $15,294    $ 5,579    $21,569    $42,442
     Five or more units .................      --         --         --         --         --         --         --         --
   Commercial real estate ...............      --         --         --         --        1,767       --        1,926      3,693
   Construction .........................      --         --         --         --         --         --         --         --
   Land .................................      --         --          566        566       --         --         --         --
--------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ............    14,717      5,502     19,115     39,334     17,061      5,579     23,495     46,135
Non-mortgage:
   Commercial ...........................      --         --         --         --         --         --         --         --
   Consumer:
     Automobile .........................     2,080        328        274      2,682      1,037        177        224      1,438
     Other consumer .....................       158         15        181        354        258         88        266        612
--------------------------------------------------------------------------------------------------------------------------------
       Total loans ......................   $16,955    $ 5,845    $19,570    $42,370    $18,356    $ 5,844    $23,985    $48,185
================================================================================================================================
   Delinquencies as a percentage of total
     loans ..............................      0.36%      0.12%      0.41%      0.90%      0.41%      0.13%      0.53%      1.07%
================================================================================================================================
                                                          June 30, 1996
                                            ----------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ..................   $14,076    $ 7,544    $21,122    $42,742
     Five or more units .................      --         --         --         --
   Commercial real estate ...............      --         --        2,056      2,056
   Construction .........................      --         --         --         --
   Land .................................      --         --         --         --
------------------------------------------------------------------------------------
     Total real estate loans ............    14,076      7,544     23,178     44,798
Non-mortgage:
   Commercial ...........................      --         --          115        115
   Consumer:
     Automobile .........................       945        147        134      1,226
     Other consumer .....................       160        403        215        778
------------------------------------------------------------------------------------
       Total loans ......................   $15,181    $ 8,094    $23,642    $46,917
====================================================================================
   Delinquencies as a percentage of total
     loans ..............................      0.36%      0.19%      0.56%      1.10%
====================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets (including loans) were $54.7 million, $56.5 million, $61.8 million, and $61.4 million, at June 30, 1997, March 31, 1997, December 31, 1996, and June 30, 1996, respectively. For information on valuation allowances associated with investments in real estate and joint ventures, see "Investments in Real Estate and Joint Ventures" on page 15.

     The allowance for possible loan losses was $31.2 million at June 30, 1997, compared to $30.7 million at March 31, 1997, $30.1 million at December 31, 1996, and $27.8 million at June 30, 1996. Included in the current quarter-end total allowance was $30.9 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.4 million in the 1997 second quarter, down from $1.8 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.6 million associated with one-to-four unit residential properties and $0.7 million associated with automobile loans.

     The following table is a summary of the activity of Downey's allowance for loan losses for the periods indicated.

                                                     Three Months Ended
                                 ---------------------------------------------------------------
                                  June 30,   March 31,   December 31,   September 30,   June 30,
(In Thousands)                      1997       1997          1996           1996          1996
------------------------------------------------------------------------------------------------
Balance at beginning of period   $ 30,683    $ 30,094     $ 30,278        $ 27,754      $ 27,396
Provision ....................      1,873       2,155        1,674           4,092         2,200
Charge-offs ..................     (1,643)     (1,783)      (2,181)         (1,657)       (2,059)
Recoveries ...................        275         217          323              89           217
------------------------------------------------------------------------------------------------
Balance at end of period .....   $ 31,188    $ 30,683     $ 30,094        $ 30,278      $ 27,754
================================================================================================

     The following table indicates the allocation of the total valuation allowance for loan losses to the various categories of loans for the dates indicated.

                                         June 30, 1997                    March 31, 1997                  December 31, 1996
                              ---------------------------------- --------------------------------- ---------------------------------
                                             Gross     Allowance               Gross     Allowance              Gross      Allowance
                                             Loan     Percentage               Loan     Percentage              Loan      Percentage
                                           Portfolio    to Loan              Portfolio    to Loan             Portfolio     to Loan
(Dollars in Thousands)        Allowance     Balance     Balance  Allowance    Balance     Balance  Allowance   Balance      Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...   $   15,033   $4,708,045      0.32%$   13,674   $4,275,940      0.32%$   13,241   $4,046,448      0.33%
     Five or more units ..          521       61,674      0.84        509       56,239      0.91        517       56,907      0.91
   Commercial real estate         4,704      221,679      2.12      6,421      228,407      2.81      6,956      260,609      2.67
   Construction ..........          576       48,765      1.18        925       78,559      1.18        773       66,651      1.16
   Land ..................          332       24,847      1.34        254       18,629      1.36        466       21,177      2.20
Non-mortgage:
   Commercial:
     Secured .............          122       12,177      1.00        134       13,413      1.00         96        9,610      1.00
     Unsecured ...........          147       13,541      1.09        121       12,037      1.00        140       12,526      1.12
   Consumer:
     Automobile ..........        6,247      287,611      2.17      5,132      242,403      2.12      4,303      202,186      2.13
     Other consumer ......          706       46,244      1.53        713       46,892      1.52        802       47,281      1.70
Not specifically allocated        2,800         --         --       2,800         --         --       2,800         --         --
----------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
       investment ........   $   31,188   $5,424,583      0.57%   $30,683   $4,972,519      0.62%$   30,094   $4,723,395      0.64%
==================================================================================================================================
                                      September 30, 1996               June 30, 1996
                              ---------------------------------- ---------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...   $   12,679   $3,858,142      0.33%   $12,212   $3,643,715      0.34%
     Five or more units ..          583       68,853      0.85        542       62,648      0.87
   Commercial real estate         8,307      262,811      3.16      6,864      264,805      2.59
   Construction ..........          727       62,651      1.16        654       56,341      1.16
   Land ..................          495       23,260      2.13        785       26,840      2.92
Non-mortgage:
   Commercial:
     Secured .............           71        7,093      1.00         18        1,786      1.00
     Unsecured ...........          137       12,076      1.13        245       11,469      2.14
   Consumer:
     Automobile ..........        3,681      174,628      2.11      2,762      134,829      2.05
     Other consumer ......          798       46,755      1.71        872       47,543      1.83
Not specifically allocated        2,800         --         --       2,800         --         --
------------------------------------------------------------------------------------------------
     Total loans held for
       investment ........   $   30,278   $4,516,269      0.67%$   27,754   $4,249,976      0.65%
================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the second quarter of 1997 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities of $250.2 million and net increases in FHLB advances of $220.3 million, in deposits of $136.7 million and in other borrowings of $40.6 million.

     These funds were used primarily to originate loans held for investment of $680.6 million (net of Downey refinances of $24.4 million).

     At June 30, 1997, the Bank's ratio of regulatory liquidity was 5.05%, compared to 5.26% at December 31, 1996, and 5.07% at June 30, 1996. The ratio remains above the regulatory minimum of 5%.

     Stockholders' equity totaled $408.0 million at June 30, 1997, compared to $391.6 million at December 31, 1996, and $391.9 million at June 30, 1996.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of June 30, 1997. The core and tangible capital ratios were 6.24% and the risk-based capital ratio was 12.05%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation.

                                                        Tangible Capital       Core Capital      Risk-Based Capital
                                                       ------------------   ------------------   -------------------
(Dollars in Thousands)                                   Amount    Ratio     Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------------
Stockholder's Equity ...............................   $ 399,308            $ 399,308            $ 399,308
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate      (33,289)             (33,289)             (33,289)
    Goodwill .......................................      (5,319)              (5,319)              (5,319)
    Core deposit premium ...........................        (357)                (357)                (357)
    Non-permitted mortgage servicing rights ........        (174)                (174)                (174)
   Additions:
    Unrealized loss on securities available for sale       1,648                1,648                1,648
    General loss allowance - Investment in DSL .....       1,833                1,833                1,833
    Loan general valuation allowances (1) ..........        --                   --                 30,863
-------------------------------------------------------------------------------------------------------------------
Regulatory capital .................................     363,650    6.24%     363,650    6.24%     394,513    12.05%
Well capitalized requirement .......................      87,481    1.50 (2)  291,603    5.00      327,301    10.00 (3)
-------------------------------------------------------------------------------------------------------------------
Excess .............................................   $ 276,169    4.74%    $ 72,047    1.24%   $  67,212     2.05%
===================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.11%.

CURRENT ACCOUNTING ISSUES

     The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and "Disclosure of Information about Capital Structure" ("SFAS 129") in February 1997, and issued "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997.

SFAS 128 - Earnings Per Share

     SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. If Downey had adopted SFAS 128 as of January 1, 1997, proforma basic EPS and proforma diluted EPS would have been $0.77 for the six months ending June 30, 1997.

SFAS 129 - Disclosure of Information about Capital Structure

     SFAS  129  consolidates   existing   reporting   standards  for  disclosing
information about an entity's capital structure. SFAS 129 also supersedes specific requirements found in previously issued accounting statements. SFAS 129 must be adopted for financial statements for periods ending after December 15, 1997.

SFAS 130 - Reporting Comprehensive Income

     SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS 131 - Disclosures about Segments of an Enterprise and Related Information

     SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

     SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     SFAS 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

     SFAS 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  None.

(B) There were no reports on Form 8-K filed for the six months ended June 30, 1997.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                      DOWNEY FINANCIAL CORP.




Date:  July 31, 1997                        /s/ JAMES W. LOKEY
                              -------------------------------------------------
                                              James W. Lokey
                                    President and Chief Executive Officer




Date:  July 31, 1997                       /S/ THOMAS E. PRINCE
                              -------------------------------------------------
                                             Thomas E. Prince
                              Executive Vice President/ Chief Financial Officer