Form 10-Q
period 1997-09-30
DOWNEY FINANCIAL CORP
filed 1997-11-05
CIK 935063

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

                For the quarterly period ended SEPTEMBER 30, 1997

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

     At September 30, 1997, 26,753,970 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                SEPTEMBER 30, 1997 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION.....................................................   1

    Consolidated Balance Sheets...........................................   1
    Consolidated Statements of Operations.................................   2
    Consolidated Statements of Cash Flows.................................   3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................   4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS...................................   6


                                     PART II

    OTHER INFORMATION.....................................................   25

    Item 6    Exhibits and Reports on Form 8-K............................   25

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                           September 30,  December 31,  September 30,
(Dollars in Thousands, Except Per Share Data)                                  1997           1996           1996
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ....................................................................   $    73,020    $    67,221    $    39,658
Federal funds ...........................................................        39,040          6,038         13,025
---------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...........................................       112,060         73,259         52,683
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value ...................................       143,436        141,999        130,603
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,975 at September 30, 1997, and December 31, 1996,
    and $7,075 at September 30, 1996) ...................................         6,996          6,997          7,097
Loans held for sale, at the lower of cost or market .....................        25,968         12,865          6,749
Mortgage-backed securities available for sale, at fair value ............        51,931         61,267         63,878
Loans receivable held for investment ....................................     5,257,870      4,655,714      4,445,717
Investments in real estate and joint ventures ...........................        40,865         46,498         44,585
Real estate acquired in settlement of loans .............................        13,072         16,078         16,332
Premises and equipment ..................................................        98,248         96,643         95,736
Federal Home Loan Bank stock, at cost ...................................        43,384         41,447         40,800
Other assets ............................................................        60,138         45,390         50,157
---------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,853,968    $ 5,198,157    $ 4,954,337
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits ........................................................   $ 4,406,474    $ 3,859,122    $ 3,614,561
Checking deposits .......................................................       376,320        313,980        300,830
---------------------------------------------------------------------------------------------------------------------
    Total deposits ......................................................     4,782,794      4,173,102      3,915,391
Federal Home Loan Bank advances .........................................       467,637        386,883        397,147
Commercial paper ........................................................       118,635        198,113        186,544
Other borrowings ........................................................        12,760         10,349         10,443
Accounts payable and accrued liabilities ................................        45,226         28,357         54,995
Deferred income taxes ...................................................         9,256          9,782          6,173
---------------------------------------------------------------------------------------------------------------------
    Total liabilities ...................................................     5,436,308      4,806,586      4,570,693
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock,  par  value of $0.01 per share; authorized 50,000,000 shares; outstanding 26,753,970 shares at September 30, 1997,
    25,459,079 shares at December 31, 1996, and 16,972,905 shares at
    September 30, 1996 ..................................................           268            255            170
Additional paid-in capital ..............................................        45,926         22,607         22,696
Unrealized losses on securities available for sale ......................          (652)        (1,559)        (2,780)
Retained earnings .......................................................       372,118        370,268        363,558
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..........................................       417,660        391,571        383,644
---------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,853,968    $ 5,198,157    $ 4,954,337
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                September 30,
                                                                  ----------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                           1997          1996            1997          1996
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ...........................................   $    105,150   $     83,994    $    298,214   $    240,856
   U.S. Treasury and agency securities ........................          2,023          1,910           6,110          5,744
   Mortgage-backed securities .................................            884          1,102           2,795          3,265
   Other investments ..........................................          1,044            944           2,842          3,573
----------------------------------------------------------------------------------------------------------------------------
     Total interest income ....................................        109,101         87,950         309,961        253,438
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ...................................................         59,476         45,452         166,982        135,762
   Borrowings .................................................         12,071          7,463          30,024         18,639
----------------------------------------------------------------------------------------------------------------------------
     Total interest expense ...................................         71,547         52,915         197,006        154,401
----------------------------------------------------------------------------------------------------------------------------
   Net interest income ........................................         37,554         35,035         112,955         99,037
   Provision for loan losses ..................................          1,578          4,092           5,606          7,463
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses ......         35,976         30,943         107,349         91,574
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ..............................          2,924          1,917           7,842          5,265
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate ...........          1,505             38           1,810             10
     Reduction of loss on real estate and joint ventures ......            317            849           3,081          2,701
     Operations, net ..........................................            973          1,179           6,265          2,486
   Secondary marketing activities:
     Loan servicing fees ......................................            303            406           1,054          1,058
     Net gains on sales of loans and mortgage-backed securities          1,559            280           2,222          1,211
   Net gains on sales of investment securities ................           --             --              --            4,473
   Other ......................................................            437            503           2,088          1,792
----------------------------------------------------------------------------------------------------------------------------
     Total other income, net ..................................          8,018          5,172          24,362         18,996
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs .................................         13,005         11,606          41,043         33,416
   Premises and equipment costs ...............................          3,944          3,366          11,245          9,208
   Advertising expense ........................................          1,873          1,060           5,554          2,268
   Professional fees ..........................................          1,528            849           3,529          2,341
   SAIF insurance premiums and regulatory assessments .........            865          2,380           2,520          7,069
   Other general and administrative expense ...................          3,666          2,971          10,612          8,499
----------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense .................         24,881         22,232          74,503         62,801
----------------------------------------------------------------------------------------------------------------------------
   SAIF Special Assessment ....................................           --           24,644            --           24,644
   Net operation of real estate acquired in settlement of loans            463            455           2,031          1,689
   Amortization of excess of cost over fair value of net assets
   acquired ...................................................            133            133             399            399
----------------------------------------------------------------------------------------------------------------------------
     Total operating expense ..................................         25,477         47,464          76,933         89,533
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .............................         18,517        (11,349)         54,778         21,037
Income taxes (benefit) ........................................          7,960         (4,879)         23,581          9,079
----------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS) ..........................................   $     10,557   $     (6,470)   $     31,197   $     11,958
============================================================================================================================
PER SHARE INFORMATION:
NET INCOME (LOSS) .............................................   $       0.39   $      (0.24)   $       1.16   $       0.45
============================================================================================================================
CASH DIVIDENDS PAID ...........................................   $      0.080   $      0.076    $      0.236   $      0.228
============================================================================================================================
Weighted average shares outstanding ...........................     26,796,232     26,762,359      26,793,142     26,752,607
============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows




                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                          --------------------------
(In Thousands)                                                                                 1997           1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................   $    31,197    $    11,958
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................................         7,045          6,259
     Provision for losses on loans, real estate acquired in settlement of loans,
       investments in real estate and joint ventures and other assets .................         3,845          5,808
     Net gains on sales of loans and mortgage-backed securities, investment securities,
       real estate and other assets ...................................................        (8,174)        (6,088)
     Interest capitalized on loans (negative amortization) ............................       (10,207)        (7,313)
     Federal Home Loan Bank dividends .................................................        (1,937)        (1,654)
   Loans originated for sale ..........................................................      (209,842)      (122,972)
   Proceeds from sales of loans originated for sale ...................................       137,097        119,816
   Other, net .........................................................................        (1,059)        23,732
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ..................................       (52,035)        29,546
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sales of loans held for investment ...............................................       291,660           --
     Sales of investment securities available for sale ................................          --          189,541
     Sales of mortgage-backed securities available for sale ...........................        60,038         16,900
     Sales of wholly owned real estate and real estate acquired in settlement of loans         12,874          4,241
   Purchase of:
     U.S. Treasury and agency obligations and other investment securities .............          --         (160,455)
     Mortgage-backed securities available for sale ....................................          --          (30,073)
     Loans receivable held for investment .............................................       (30,261)          --
   Loans receivable originated held for investment (net of refinances of $48,252 and
     $64,768 at September 30, 1997 and 1996, respectively) ............................    (1,635,729)      (899,346)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale ....................................................       770,533        553,196
   Net change in undisbursed loan funds ...............................................        15,759         14,172
   Net change in investments in real estate held for investment .......................         6,069         (2,490)
   Other, net .........................................................................        (7,173)        (5,354)
--------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities ................................................      (516,230)      (319,668)
--------------------------------------------------------------------------------------------------------------------

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          --------------------------
(In Thousands)                                                                               1997            1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits ...........................................................   $ 609,692      $   125,170
   Net decrease in securities sold under agreements to repurchase .....................        --            (16,099)
   Proceeds from Federal Home Loan Bank advances ......................................     760,100          785,200
   Repayments of Federal Home Loan Bank advances ......................................    (679,346)        (608,768)
   Net decrease in other borrowings ...................................................     (77,067)          (2,417)
   Cash dividends .....................................................................      (6,313)          (6,111)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities .............................................     607,066          276,975
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ..................................      38,801          (13,147)
Cash and cash equivalents at beginning of year ........................................      73,259           65,830
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ............................................   $ 112,060      $    52,683
====================================================================================================================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest .........................................................................   $ 195,667      $   154,774
     Income taxes .....................................................................      14,831           19,535
Supplemental disclosure of non-cash investing:
   Loans exchanged for mortgage-backed securities .....................................      60,956           11,915
   Real estate acquired in settlement of loans ........................................      18,766           20,284
   Loans to facilitate the sale of real estate acquired in settlement of loans ........      15,321           18,817
====================================================================================================================

See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of September 30, 1997, December 31, 1996 and September 30, 1996, and the results of operations for the three months and nine months ended September 30, 1997 and 1996, and changes in cash flows for the nine months ended September 30, 1997 and 1996. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (4) - DERIVATIVES

     As part of its secondary marketing activities, Downey utilizes forward sale contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At September 30, 1997, such contracts amounted to approximately $24 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

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

OVERVIEW

     Net income for the third quarter of 1997 totaled $10.6 million or $0.39 per share. This compares to a net loss in the year-ago third quarter of $6.5 million or $0.24 per share. The loss in the year-ago third quarter was due solely to a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Downey's share of that assessment was $14.0 million or $0.52 per share on an after-tax basis. Excluding the impact of that assessment from the year-ago quarter, net income for the current quarter would have been 39.5% higher.

     For the first nine months of 1997, net income totaled $31.2 million or $1.16 per share, up 20.0% from the adjusted year-ago results excluding the impact of the previously mentioned one-time SAIF assessment. Including that assessment, net income for the first nine months of 1996 was $12.0 million or $0.45 per share.

     The increase in net income between third quarters, excluding the one-time SAIF assessment, reflected an increase in net interest income, a decrease in provision for loan losses and an increase in other income. Net interest income increased $2.5 million or 7.2% due to a 25.4% increase in average earning assets as the effective interest spread declined between quarters. Provision for loan losses declined $2.5 million, while total other income increased $2.8 million reflecting increases in net gains on sales of loans, loan and deposit related fees and income from real estate held for investment. Those positive factors were partially offset, however, by a $2.6 million increase in general and administrative costs due, in part, to branch expansion, particularly into supermarket banking, higher advertising expenditures, and growth in auto lending.

     For the third quarter of 1997, the return on average assets was 0.71% and the return on average equity was 10.28%, bringing the returns for the first nine months of 1997 to 0.74% and 10.31%, respectively.

     At September 30, 1997, assets totaled $5.9 billion, up 18.2% from a year ago, but virtually unchanged from the end of the second quarter of 1997. The lack of asset growth during the current quarter was intentional and primarily reflected the sale of $290.5 million of single family adjustable rate mortgages from the loan portfolio. Single family loan originations were $464.0 million in the third quarter of 1997 compared to $392.5 million in the third quarter of 1996 and $714.9 million in the second quarter of 1997. Of the current quarter total, $79.5 million represented originations for portfolio of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. In addition to single family loans, $120.2 million of other loans were originated in the quarter including $70.8 million of automobile loans.

     Non-performing assets declined $0.2 million during the quarter to $55.7 million or 0.95% of total assets.

     Based on regulatory rules in effect at September 30, 1997, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 6.40% and a risk-based capital ratio of 12.30%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $37.6 million in the third quarter of 1997, up $2.5 million or 7.2% from the same period last year. The improvement between third quarters reflects an increase of 25.4% in average earning assets to $5.7 billion, as the effective interest spread declined from 3.06% in the year-ago third quarter to 2.62% in the current quarter. The decline in the effective interest spread primarily reflected an increase in funding costs as the growth in earning assets was primarily funded with higher cost certificates of deposit and borrowings. For the first nine months of 1997, net interest income totaled $113.0 million, up $13.9 million or 14.1% from the same period a year ago.

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

                                                                               Three Months Ended
                                                   --------------------------------------------------------------------------
                                                             September 30,1997                   September 30,1996
                                                   --------------------------------------------------------------------------
                                                                               Average                                Average
                                                     Average                    Yield/      Average                    Yield/
(Dollars In Thousands)                               Balance      Interest       Rate       Balance      Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ......................................   $5,471,077    $  105,150      7.69%    $4,310,663    $   83,994      7.79%
    Mortgage-backed securities .................       53,663           884      6.59         67,432         1,102      6.54
    Investment securities ......................      210,748         3,067      5.77        196,236         2,854      5.79
----------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ............    5,735,488       109,101      7.61      4,574,331        87,950      7.69
Non-interest-earning assets ....................      243,519                                235,881
----------------------------------------------------------------------------------------------------------------------------
      Total assets .............................   $5,979,007                             $4,810,212
============================================================================================================================
Interest-bearing liabilities:
    Deposits ...................................   $4,715,233    $   59,476      5.00%    $3,866,111    $   45,452      4.68%
    Borrowings .................................      788,919        12,071      6.07        502,795         7,463      5.90
----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities .......    5,504,152        71,547      5.16      4,368,906        52,915      4.82
Non-interest-bearing liabilities ...............       63,883                                 50,054
Stockholders' equity ...........................      410,972                                391,252
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity   $5,979,007                             $4,810,212
============================================================================================================================
Net interest income/interest rate spread .......                 $   37,554      2.45%                  $   35,035      2.87%
Excess of interest-earning assets over interest-
    bearing liabilities ........................   $  231,336                             $  205,425
Effective interest rate spread .................                                 2.62%                                  3.06%
============================================================================================================================

                                                                               Nine Months Ended
                                                   --------------------------------------------------------------------------
                                                             September 30,1997                     September 30,1996
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ......................................   $5,129,838    $  298,214      7.75%    $4,173,001    $  240,856      7.70%
    Mortgage-backed securities .................       56,548         2,795      6.59         65,565         3,265      6.64
    Investment securities ......................      205,763         8,952      5.82        221,296         9,317      5.62
----------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ............    5,392,149       309,961      7.66      4,459,862       253,438      7.58
Non-interest-earning assets ....................      249,617                                236,769
----------------------------------------------------------------------------------------------------------------------------
      Total assets .............................   $5,641,766                             $4,696,631
============================================================================================================================
Interest-bearing liabilities:
    Deposits ...................................   $4,511,764    $  166,982      4.95%    $3,843,457    $  135,762      4.72%
    Borrowings .................................      664,488        30,024      6.04        417,949        18,639      5.96
----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities .......    5,176,252       197,006      5.09      4,261,406       154,401      4.84
Non-interest-bearing liabilities ...............       61,893                                 46,943
Stockholders' equity ...........................      403,621                                388,282
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity   $5,641,766                             $4,696,631
============================================================================================================================
Net interest income/interest rate spread .......                 $  112,955      2.57%                  $   99,037      2.74%
Excess of interest-earning assets over interest-
    bearing liabilities ........................   $  215,897                             $  198,456
Effective interest rate spread .................                                 2.79%                                  2.96%
============================================================================================================================

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

                                              Three Months Ended                               Nine Months Ended
                                 --------------------------------------------------------------------------------------------
                                  September 30, 1997 versus September 30, 1996   September 30, 1997 versus September 30, 1996
                                               Changes Due To                                  Changes Due To
                                 --------------------------------------------------------------------------------------------
                                                           Rate/                                           Rate/
(In Thousands)                    Volume        Rate       Volume       Net       Volume        Rate       Volume       Net
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans ....................   $ 22,611    $ (1,146)   $   (309)   $ 21,156    $ 55,226    $  1,734    $    398    $ 57,358
    Mortgage-backed securities       (225)          9          (2)       (218)       (449)        (24)          3        (470)
    Investment securities ....        219          (6)       --           213        (670)        327         (22)       (365)
-----------------------------------------------------------------------------------------------------------------------------
      Change in interest
        income  ..............     22,605      (1,143)       (311)     21,151      54,107       2,037         379      56,523
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits .................     10,100       3,218         706      14,024      23,491       6,585       1,144      31,220
    Borrowings ...............      4,390         217           1       4,608      10,868         307         210      11,385
-----------------------------------------------------------------------------------------------------------------------------
      Change in interest
        expense ..............     14,490       3,435         707      18,632      34,359       6,892       1,354      42,605
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income    $  8,115    $ (4,578)   $ (1,018)   $  2,519    $ 19,748    $ (4,855)   $   (975)   $ 13,918
=============================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $1.6 million in the current quarter compared to $4.1 million in the year-ago quarter. For the first nine months of 1997, provision for loan losses totaled $5.6 million, compared to $7.5 million in the year-ago period. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 21.

OTHER INCOME

     Total other income was $8.0 million in the third quarter of 1997, up $2.8 million from the year-ago quarter. The increase primarily occurred in net gains on sales of loans and mortgage-backed securities, up $1.3 million; loan and deposit related fees, up $1.0 million; and income from real estate held for investment, up $0.7 million. Included within the current quarter net gains on sales of loans and mortgage-backed securities was a gain of $1.1 million associated with the sale of $290.5 million of adjustable rate mortgage loans originally included within loans held for investment. For the first nine months of 1997, total other income was $24.4 million, up $5.4 million from a year ago.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations.

                                                                            Three Months Ended
                                                       ---------------------------------------------------------------
                                                       September 30,  June 30,  March 31,  December 31,  September 30,
(In Thousands)                                              1997       1997       1997        1996           1996
----------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................   $   124     $   474    $   851     $   558       $   721
   Equity in net income (loss) from joint ventures ....       467        (238)     3,066       1,050           (30)
   Interest from joint ventures .......................       382         361        778         449           488
-------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................       973         597      4,695       2,057         1,179
Net gains on sales of wholly owned real estate ........     1,505         305       --           382            38
Recovery for losses on real estate and joint ventures .       317         487      2,277         605           849
-------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations   $ 2,795     $ 1,389    $ 6,972     $ 3,044       $ 2,066
===================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $25.5 million in the third quarter, down $22.0 million from the third quarter of 1996, which included the $24.6 million one-time SAIF assessment. Excluding that assessment, operating expenses would have increased $2.7 million or 11.6%. Higher general and administrative costs were primarily responsible for the increase. General and administrative expense increased $2.6 million or 11.9% and reflected branch expansion, particularly into supermarket banking, higher advertising expenditures and growth in auto lending. The $0.8 million increase in advertising expenditures reflects, in large part, the cost of a television advertising campaign to increase public awareness of the Bank, and specifically the Bank's subprime residential lending product, a key component to Downey's strategy of increasing the loan portfolio yield. For the first nine months of 1997, operating expenses totaled $76.9 million compared to $89.5 million in the same period of 1996.

PROVISION FOR INCOME TAXES

     Income taxes for the third quarter totaled $8.0 million, resulting in an effective tax rate of 43.0%, compared to an income tax benefit of $4.9 million for the like quarter of a year ago. The year-ago tax benefit was due to the pre-tax loss attributable to the one-time SAIF assessment. For the first nine months of 1997, the effective tax rate was 43.0% compared to 43.2% in the same period of 1996.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, decreased $104.2 million during the third quarter to a total of $5.3 billion, or 91.1% of assets, at September 30, 1997. This decrease primarily reflected a decline of $115.7 million in the residential one-to-four unit loan portfolio held for investment due to the sale of $290.5 million of adjustable rate mortgages tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"). The sale was completed as part of a strategy to increase the loan portfolio yield by changing the loan mix and to manage the Bank's regulatory capital position. In addition to the decline in the residential one-to-four unit loan portfolio held for investment, the combined multi-family and commercial real estate portfolios declined $20.6 million. These decreases were partially offset by increases of $37.6 million in automobile loans and $11.7 million in the construction loan portfolio.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                  Three Months Ended
                                            ----------------------------------------------------------------
                                            September 30,  June 30,   March 31,  December 31,  September 30,
(In Thousands)                                   1997        1997       1997         1996          1996
------------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential - one-to-four ARMs (1) .....    $383,204    $611,371   $388,707    $363,995        $359,816
   Residential - one-to-four fixed (2) ....       6,049       8,408      3,904       5,134           7,859
   Other (3) ..............................     120,204     110,455     97,261      72,006          86,223
----------------------------------------------------------------------------------------------------------
     Total loans originated for investment      509,457     730,234    489,872     441,135         453,898
Loans originated for sale (primarily
   residential - fixed) ...................      74,721      95,092     40,029      36,969          24,826
----------------------------------------------------------------------------------------------------------
   Total loans originated .................    $584,178    $825,326   $529,901    $478,104        $478,724
==========================================================================================================

(1) For the three months ended September 30, 1997, June 30, 1997, March 31, 1997, and December 31, 1996, $6.7 million, $17.3 million, $4.9 million, and $0.2 million, respectively, of loans purchased through correspondent lending relationships are included.
(2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines.
(3) For the three months ended September 30, 1997, and June 30, 1997, $0.4 million, and $1.0 million, respectively, of loans purchased through correspondent lending relationships are included.

     Originations of one-to-four unit residential loans totaled $464.0 million in the third quarter of 1997, of which $389.3 million were for portfolio and $74.7 million were for sale. This was 35.1% below the $714.9 million originated in the second quarter of 1997, but 18.2% higher than the $392.5 million originated in the year-ago quarter. Of the current quarter total, $79.5 million represented originations of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. During the current quarter, 49% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 3%). This is up from 39% (existing Downey loans were 3%) during the previous quarter and from 36% (existing Downey loans were 5%) in the year-ago third quarter. In addition to single family loans, $120.2 million of other loans were originated in the quarter including $70.8 million of automobile loans, $26.2 million of construction loans and $13.3 million of land loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to COFI, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At September 30, 1997, $2.4 billion of the ARMs in Downey's loan portfolio were subject to negative amortization of which $23.8 million represented the amount of negative amortization included in the loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans. Sales of loans and mortgage-backed securities originated by Downey were $362.1 million for the third quarter of 1997 of which $290.5 million represented the previously mentioned sale of COFI ARMs from loans held for investment, compared to $87.2 million in the previous quarter and $25.1 million for the third quarter of 1996. All were secured by residential one-to-four unit property.

     At September 30, 1997, Downey had commitments to fund loans amounting to $206.6 million, undrawn lines of credit of $69.0 million, loans in process of $59.4 million and letters of credit of $0.1 million. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities.

                                                                                     Three Months Ended
                                                             -------------------------------------------------------------------
                                                             September 30,   June 30,    March 31,   December 31,  September 30,
(In Thousands)                                                   1997          1997        1997          1996          1996
--------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
   Loans originated:
    Loans secured by real estate:
      Residential:
        One-to-four units:
         Adjustable ........................................   $ 297,963    $ 563,119    $ 363,704    $ 350,282     $ 349,325
         Adjustable - subprime .............................      78,531       30,943       20,105       13,490        10,491
-----------------------------------------------------------------------------------------------------------------------------
           Total adjustable ................................     376,494      594,062      383,809      363,772       359,816
         Fixed .............................................       5,054        7,467        3,879        5,134         7,652
         Fixed - subprime ..................................         995          941           25         --             207
        Five or more units:
         Adjustable ........................................        --          4,600         --           --           6,375
         Fixed .............................................        --           --           --           --             105
-----------------------------------------------------------------------------------------------------------------------------
           Total residential ...............................     382,543      607,070      387,713      368,906       374,155
      Commercial real estate ...............................        --          4,145         --          1,491          --
      Construction .........................................      26,200       11,121       25,851       15,873        14,065
      Land .................................................      13,310        6,985         --           --            --
    Non-mortgage:
      Commercial ...........................................       1,628        2,445        3,828        3,590         5,309
      Consumer:
        Automobile .........................................      70,757       73,389       62,909       46,714        56,863
        Other consumer .....................................       7,951        6,784        4,673        4,338         3,506
-----------------------------------------------------------------------------------------------------------------------------
         Total loans originated ............................     502,389      711,939      484,974      440,912       453,898
   Real estate loans purchased (1) .........................       7,068       18,295        4,898          223          --
-----------------------------------------------------------------------------------------------------------------------------
    Total loans originated and purchased ...................     509,457      730,234      489,872      441,135       453,898
   Loan repayments .........................................    (302,116)    (271,387)    (235,834)    (227,061)     (183,629)
   Other net changes (2), (3) ..............................    (312,185)       3,367       (9,252)      (4,077)       (5,834)
-----------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for investment ...    (104,844)     462,214      244,786      209,997       264,435
-----------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
   Residential, one-to-four units:
    Originated whole loans .................................      74,721       95,092       40,029       36,969        24,826
    Loans transferred (to) from the investment portfolio (3)     290,606         (338)         446          156           170
    Originated whole loans sold (3) ........................    (345,198)     (59,696)     (21,555)     (16,461)      (20,077)
    Loans exchanged for mortgage-backed securities .........     (16,854)     (27,476)     (16,626)     (14,537)       (5,035)
    Other net changes ......................................           6          (44)         (10)         (11)           (5)
-----------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans held for sale .......       3,281        7,538        2,284        6,116          (121)
-----------------------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities, net:
    Received in exchange for loans .........................      16,854       27,476       16,626       14,537         5,035
    Purchased ..............................................        --           --           --           --           4,705
    Sold ...................................................     (16,854)     (27,476)     (16,626)     (14,537)       (9,660)
    Repayments .............................................      (2,823)      (3,124)      (3,501)      (3,349)       (3,794)
    Other net changes ......................................         147          468         (503)         738            89
-----------------------------------------------------------------------------------------------------------------------------
      Net decrease in mortgage-backed securities available
        for sale ...........................................      (2,676)      (2,656)      (4,004)      (2,611)       (3,625)
-----------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale ....         605        4,882       (1,720)       3,505        (3,746)
-----------------------------------------------------------------------------------------------------------------------------
      Total net increase (decrease) in loans and mortgage-
        backed securities ..................................   $(104,239)   $ 467,096    $ 243,066    $ 213,502     $ 260,689
=============================================================================================================================

(1) Primarily one-to-four unit residential loans. Included in the three months ended September 30, 1997, and June 30,1997, were $0.4 million and $1.0 million, respectfully, of five or more unit residential loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio and interest capitalized on loans (negative amortization).
(3) For the three months ended September 30, 1997, includes $290.5 million of residential one-to-four unit ARMs transferred from the held for investment portfolio and subsequently sold servicing released.

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios.

                                                           September 30,     June 30,      March 31,    December 31,   September 30,
(In Thousands)                                                 1997            1997           1997          1996           1996
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
   Loans secured by real estate:
     Residential:
      One-to-four units:
        Adjustable ......................................   $ 4,260,831    $ 4,451,684    $ 4,051,862    $ 3,840,862    $ 3,665,218
        Adjustable - subprime ...........................       158,987         82,873         52,678         32,715         19,450
        Fixed ...........................................       169,978        171,981        170,833        172,328        172,930
        Fixed - subprime ................................         2,500          1,507            567            543            544
------------------------------------------------------------------------------------------------------------------------------------
           Total one-to-four units ......................     4,592,296      4,708,045      4,275,940      4,046,448      3,858,142
      Five or more units:
        Adjustable ......................................        41,636         47,341         42,901         43,050         54,737
        Fixed ...........................................         9,260         14,333         13,338         13,857         14,116
     Commercial real estate:
      Adjustable ........................................       115,923        126,686        127,245        158,656        161,690
      Fixed .............................................        95,941         94,993        101,162        101,953        101,121
     Construction .......................................        60,459         48,765         78,559         66,651         62,651
     Land ...............................................        26,270         24,847         18,629         21,177         23,260
   Non-mortgage:
     Commercial .........................................        23,741         25,718         25,450         22,136         19,169
     Consumer:
      Automobile ........................................       325,216        287,611        242,403        202,186        174,628
      Other consumer ....................................        47,067         46,244         46,892         47,281         46,755
------------------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment .................     5,337,809      5,424,583      4,972,519      4,723,395      4,516,269
   Increase (decrease) for:
     Undisbursed loan funds .............................       (65,783)       (48,487)       (55,447)       (49,250)       (50,052)
     Deferral of fees and discounts, net of costs .......        16,762         17,806         14,111         11,663          9,778
     Allowance for estimated loss .......................       (30,918)       (31,188)       (30,683)       (30,094)       (30,278)
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment, net ..............     5,257,870      5,362,714      4,900,500      4,655,714      4,445,717
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
   Loans held for sale (all one-to-four units):
     Adjustable .........................................         4,614          1,942          1,800          1,145          2,109
     Fixed ..............................................        21,354         20,745         13,349         11,720          4,640
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale .........................        25,968         22,687         15,149         12,865          6,749
   Mortgage-backed securities available for sale:
     Adjustable .........................................        18,716         19,799         21,367         23,620         24,967
     Fixed ..............................................        33,215         34,808         35,896         37,647         38,911
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage-backed securities available for sale        51,931         54,607         57,263         61,267         63,878
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-backed securities held
        for sale and available for sale .................        77,899         77,294         72,412         74,132         70,627
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-backed securities ........   $ 5,335,769    $ 5,440,008    $ 4,972,912    $ 4,729,846    $ 4,516,344
====================================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At September 30, 1997, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at September 30, 1997, reflect an unrealized gain of $0.4 million. The current quarter-end unrealized gain, less the associated tax effect of $0.2 million, is reflected within a separate component of stockholders' equity until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $40.9 million at September 30, 1997, compared to $46.5 million at December 31, 1996, and $44.6 million at September 30, 1996.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.

                                                         Three Months Ended
                                 ------------------------------------------------------------------
                                 September 30,  June 30,    March 31,   December 31,  September 30,
(In Thousands)                       1997         1997        1997         1996           1996
---------------------------------------------------------------------------------------------------
Balance at beginning of period .   $ 21,670     $ 23,849    $ 30,071      $ 31,316       $ 32,185
Provision ......................       (317)        (487)     (2,277)         (605)         (849)
Charge-offs ....................       --         (1,692)     (3,945)         (680)          (54)
Recoveries .....................       --           --          --              40            34
-------------------------------------------------------------------------------------------------
Balance at end of period .......   $ 21,353     $ 21,670    $ 23,849      $ 30,071      $ 31,316
=================================================================================================

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

                                                       Three Months Ended
                                 ------------------------------------------------------------------
                                 September 30,  June 30,    March 31,   December 31,  September 30,
(In Thousands)                       1997         1997        1997         1996           1996
---------------------------------------------------------------------------------------------------
Balance at beginning of period     $ 1,182      $ 1,334     $ 1,078       $ 1,132       $   971
Provision ....................         235          299         597           622           278
Charge-offs ..................        (334)        (451)       (341)         (676)         (117)
Recoveries ...................        --           --          --            --            --
-------------------------------------------------------------------------------------------------
Balance at end of period .....     $ 1,083      $ 1,182     $ 1,334       $ 1,078       $ 1,132
=================================================================================================

DEPOSITS

     At September 30, 1997, deposits totaled $4.8 billion, up 22.2% from a year ago and $609.7 million above year-end 1996. Deposits in supermarket branches increased $44.8 million during the quarter to $275.0 million and accounted for approximately 32% of the total deposit increase from a year ago. During the quarter, one new traditional branch was opened. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                          September 30, 1997      June 30, 1997        March 31, 1997       December 31, 1996    September 30, 1996
                         --------------------  -------------------  -------------------    -------------------   -------------------
                         Weighted              Weighted             Weighted               Weighted              Weighted
                         Average               Average               Average               Average               Average
(Dollars in Thousands)     Rate      Amount     Rate       Amount     Rate       Amount     Rate       Amount     Rate      Amount
------------------------------------------------------------------------------------------------------------------------------------
Regular passbook .......   3.11%   $  446,721   2.97%   $  427,395    2.94%   $  419,627    2.90%   $  416,868    2.89%   $  414,793
Money market accounts ..   2.91        92,606   2.55        92,867    2.55        98,517    2.52       100,750    2.52       101,999
Checking accounts ......   0.71       376,320   0.73       339,803    0.72       348,884    0.74       313,980    0.73       300,830
Certificates of deposit:
   Less than 3.00% .....   2.66        32,279   2.67        32,592    2.65        33,667    2.65        39,061    2.70        43,870
   3.00-3.49 ...........   3.04           623   3.02           337    3.03           301    3.03           723    3.07         1,085
   3.50-3.99 ...........   3.99            24   3.99            24    3.88            54    3.99            79    3.97           102
   4.00-4.49 ...........   4.38        55,701   4.39        56,667    4.39        58,045    4.39        63,577    4.30        73,695
   4.50-4.99 ...........   4.87        44,012   4.90        78,430    4.88       131,700    4.87       186,576    4.85       347,265
   5.00-5.99 ...........   5.61     2,740,673   5.64     2,847,321    5.61     2,833,931    5.54     2,489,852    5.49     2,302,221
   6.00-6.99 ...........   6.07       989,209   6.08       751,054    6.13       560,129    6.17       536,307    6.30       295,178
   7.00 and greater ....   7.21         4,626   7.21         4,622    7.14         9,582    7.15        25,329    7.12        34,353
------------------------------------------------------------------------------------------------------------------------------------
   Total certificates
     of deposit ........   5.68     3,867,147   5.67     3,771,047    5.62     3,627,409    5.56     3,341,504    5.44     3,097,769
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits ......   5.00%   $4,782,794   5.00%   $4,631,112    4.92%   $4,494,437    4.86%   $4,173,102    4.74%   $3,915,391
====================================================================================================================================

BORROWINGS

     During the 1997 third quarter, borrowings decreased $198.6 million to $599.0 million, reflecting decreases in FHLB advances and commercial paper. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                 September 30,   June 30,    March 31,   December 31,   September 30,
(Dollars in Thousands)                                1997          1997       1997         1996            1996
---------------------------------------------------------------------------------------------------------------------
FHLB advances ..................................   $467,637      $550,736    $330,479     $386,883        $397,147
Other borrowings:
   Commercial paper ............................    118,635       236,809     196,125      198,113         186,544
   Real estate notes ...........................     12,760        10,063      10,188       10,349          10,443
-------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $599,032      $797,608    $536,792     $595,345        $594,134
-------------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
   the period ..................................       6.07%         6.04%       5.97%        6.01%           5.90%
Total borrowings as a percentage of total assets      10.23         13.55        9.79        11.45           11.99
===================================================================================================================

ASSET/LIABILITY MANAGEMENT

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of September 30, 1997, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                                  September,1997
                                                    ----------------------------------------------------------------------------
                                                      Within         7 - 12        1 - 5       5 - 10       Over         Total
(Dollars in Thousands)                               6 Months        Months        Years        Years     10 Years      Balance
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and Federal Home
     Loan Bank stock ........................  (1)  $  109,308    $      --       $123,548    $   --      $   --      $  232,856
   Loans and mortgage-backed securities:
     Mortgage-backed securities .............           23,306          4,373       19,135       3,425       1,692        51,931
     Loans secured by real estate:
      Residential:
        Adjustable ..........................  (2)   4,351,921         97,436       14,136        --          --       4,463,493
        Fixed ...............................  (2)      42,862         16,881       80,437      38,298      24,491       202,969
      Commercial real estate ................  (2)     130,301          6,317       43,933      23,712       3,563       207,826
      Construction ..........................  (2)      15,484           --           --          --          --          15,484
      Land ..................................  (2)       9,742             40          350         532         379        11,043
     Non-mortgage:
      Commercial ............................  (2)      17,218           --           --          --          --          17,218
      Consumer ..............................  (2)     112,520         58,872      194,413        --          --         365,805
--------------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed securities        4,703,354        183,919      352,404      65,967      30,125     5,335,769
--------------------------------------------------------------------------------------------------------------------------------
     Total ..................................       $4,812,662    $   183,919     $475,952    $ 65,967    $ 30,125    $5,568,625
================================================================================================================================
Deposits and borrowings:
   Interest bearing deposits:
     Fixed maturity deposits ................  (1)  $2,289,380    $ 1,211,738     $366,029    $   --      $   --      $3,867,147
     Money market accounts ..................  (3)      92,606           --           --          --          --          92,606
     Checking accounts ......................  (3)     258,046           --           --          --          --         258,046
     Regular passbook .......................  (3)     446,721           --           --          --          --         446,721
   Non-interest bearing deposits ............  (3)     118,274           --           --          --          --         118,274
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits .........................        3,205,027      1,211,738      366,029        --          --       4,782,794
--------------------------------------------------------------------------------------------------------------------------------
   Borrowings ...............................          445,686         87,930       62,616       2,800        --         599,032
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowings ..........       $3,650,713    $ 1,299,668     $428,645    $  2,800    $   --      $5,381,826
================================================================================================================================
Excess (short fall) of interest-earning
   assets over interest-bearing liabilities .       $1,161,949    $(1,115,749)    $ 47,307    $ 63,167    $ 30,125    $  186,799

Cumulative gap ..............................        1,161,949         46,200       93,507     156,674     186,799
Cumulative gap - as a % of total assets:
   September 30, 1997 .......................            19.85%          0.79%        1.60%       2.68%       3.19%
   December 31, 1996 ........................            16.71           2.68         0.50        1.47        3.04
   September 30, 1996 .......................            17.06           3.43         2.26        3.47        4.00
================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayments and prepayments of principal. (3) Based upon contractual maturity or repricing date.

     The six-month gap at September 30, 1997, was a positive 19.85% (i.e., more interest-earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 19.07% at June 30, 1997, 16.71% at December 31, 1996, and 17.06% at September 30, 1996. Downey's
strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended September 30, 1997, Downey originated and purchased for investment $2.1 billion of adjustable rate loans and mortgage-backed securities which represented approximately 97% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At September 30, 1997, 98% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, up slightly from 97% at December 31, 1996, and unchanged from September 30, 1996. At September 30, 1997, loans and mortgage-backed securities with adjustable interest rates represented 88% of Downey's loans and mortgage-backed securities portfolios. During the third quarter of 1997, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At September 30, 1997, $5.1 billion or 94% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans and loans with a due date of five years or less, compared to $5.2 billion or 94%, at June 30, 1997, $4.5 billion or 94% at December 31, 1996, and $4.3 billion or 94% at September 30, 1996.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                         September 30,  June 30,   March 31,   December 31,   September 30,
                                             1997         1997       1997         1996            1996
-----------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities       7.80%        7.61%      7.74%        7.77%           7.71%
   Investment securities .............       5.75         5.67       5.71         6.11            6.11
-------------------------------------------------------------------------------------------------------
   Earning assets yield ..............       7.72         7.55       7.66         7.71            7.64
-------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ..........................       5.00         5.00       4.92         4.86            4.74
   Borrowings:
     FHLB advances ...................       6.04         5.98       5.83         5.80            5.76
     Other borrowings ................       5.78         5.60       5.53         5.60            5.61
-------------------------------------------------------------------------------------------------------
   Combined borrowings ...............       5.98         5.87       5.72         5.73            5.71
-------------------------------------------------------------------------------------------------------
   Combined funds ....................       5.11         5.13       5.01         4.97            4.86
-------------------------------------------------------------------------------------------------------
Interest rate spread .................       2.61%        2.42%      2.65%        2.74%           2.78%
=======================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios at September 30, 1997, increased to 7.80%, compared to 7.61% at June 30, 1997, 7.77% at December 31, 1996, and 7.71% at September 30, 1996. At
September 30, 1997, the one-to-four unit residential ARM portfolio, including mortgage-backed securities, totaled $4.5 billion with a weighted average rate of 7.41%, compared to $3.9 billion with a weighted average rate of 7.38% at December 31, 1996, and $3.7 billion with a weighted average rate of 7.37% at September 30, 1996.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets declined during the quarter by $0.2 million to $55.7 million at September 30, 1997, or 0.95% of total assets. All of Downey's non-performing assets at September 30, 1997, were located in California with the exception of one property acquired in settlement of a loan located in Arizona. Non-performing assets at quarter end include non-accrual loans aggregating $18.0 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

         The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                      September 30,   June 30,    March 31,    December 31,   September 30,
(Dollars in Thousands)                                    1997          1997         1997         1996            1996
---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
   One-to-four unit residential .....................    $21,776      $20,893     $23,739        $22,885          $26,613
   Other ............................................     20,383       20,369      19,733         22,136           24,097
--------------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans .........................     42,159       41,262      43,472         45,021           50,710
Real estate acquired in settlement of loans, net ....     13,072       14,357      17,202         16,078           16,332
Repossessed automobiles .............................        477          317         270            928              433
--------------------------------------------------------------------------------------------------------------------------
   Gross non-performing assets ......................    $55,708      $55,936     $60,944        $62,027          $67,475
==========================================================================================================================

==========================================================================================================================
Allowance for loan losses (1):
    Amount ..........................................    $30,918      $31,188     $30,683        $30,094          $30,278
    As a percentage of non-performing loans .........      73.34%       75.59%      70.58%         66.84%           59.71%
Non-performing assets as a percentage of total assets       0.95         0.95        1.11           1.19             1.36
==========================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At September 30, 1997, the recorded investment in loans for which impairment has been recognized totaled $13.9 million (all of which were on non-accrual status). The total allowance for possible losses related to such loans was $1.3 million. During the third quarter of 1997, total interest recognized on the impaired loan portfolio, on a cash basis, was $0.5 million.

Delinquent Loans

     During the 1997 third quarter, total delinquencies increased $5.5 million or 13.7%. The increase primarily occurred in the residential one-to-four unit category which increased $3.8 million and in the automobile loan category which increased $1.1 million. As a percentage of loans outstanding, delinquencies at the end of the 1997 third quarter were 0.85%, below the year-end 1996 level of 0.90% and year-ago level of 1.07%.

     The following table sets forth the amounts of Downey's past due loans at the dates indicated.

                                                        September 30, 1997                            June 30, 1997
                                               ----------------------------------------    ----------------------------------------
                                                 30-59      60-89      90+                   30-59     60-89      90+
(Dollars in Thousands)                           Days       Days     Days (1)    Total       Days      Days     Days (1)     Total
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .....................   $14,950    $ 5,965    $17,465    $38,380    $10,636    $ 5,402    $18,583    $34,621
     Five or more units ....................       223        135       --          358       --         --         --         --
   Commercial real estate ..................      --         --          279        279       --         --          279        279
   Construction ............................      --         --         --         --         --         --
   Land ....................................      --         --         --         --         --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
       Total real estate loans .............    15,173      6,100     17,744     39,017     10,636      5,402     18,862     34,900
Non-mortgage:
   Commercial ..............................      --         --         --         --         --         --         --         --
   Consumer:
     Automobile ............................     3,903      1,312        672      5,887      3,574        647        555      4,776
     Other consumer ........................       355        173         58        586        165         66         87        318
-----------------------------------------------------------------------------------------------------------------------------------
       Total loans .........................   $19,431    $ 7,585    $18,474    $45,490    $14,375    $ 6,115    $19,504    $39,994
===================================================================================================================================
Delinquencies as a percentage of total loans      0.36%      0.14%      0.35%      0.85%      0.27%      0.11%      0.36%      0.74%
===================================================================================================================================

                                                          March 31, 1997                         December 31, 1996
                                              ---------------------------------------- --------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .....................   $15,221    $ 5,095    $20,320    $40,636    $14,717    $ 5,502    $18,549    $38,768
     Five or more units ....................      --         --         --         --         --         --         --         --
   Commercial real estate ..................      --         --          279        279       --         --         --         --
   Construction ............................      --         --         --         --         --         --         --         --
   Land ....................................      --         --         --         --         --         --          566        566
-----------------------------------------------------------------------------------------------------------------------------------
       Total real estate loans .............    15,221      5,095     20,599     40,915     14,717      5,502     19,115     39,334
Non-mortgage:
   Commercial ..............................      --         --         --         --         --         --         --         --
   Consumer:
     Automobile ............................     2,419        278        324      3,021      2,080        328        274      2,682
     Other consumer ........................        69         34         86        189        158         15        181        354
-----------------------------------------------------------------------------------------------------------------------------------
       Total loans .........................   $17,709    $ 5,407    $21,009    $44,125    $16,955    $ 5,845    $19,570    $42,370
===================================================================================================================================
Delinquencies as a percentage of total loans      0.36%      0.11%      0.42%      0.89%      0.36%      0.12%      0.41%      0.90%
===================================================================================================================================

                                                           September 30, 1996
                                               ----------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .....................   $15,294    $ 5,579    $21,569    $42,442
     Five or more units ....................      --         --         --         --
   Commercial real estate ..................     1,767       --        1,926      3,693
   Construction ............................      --         --         --         --
   Land ....................................      --         --         --         --
---------------------------------------------------------------------------------------
       Total real estate loans .............    17,061      5,579     23,495     46,135
Non-mortgage:
   Commercial ..............................      --         --         --         --
   Consumer:
     Automobile ............................     1,037        177        224      1,438
     Other consumer ........................       258         88        266        612
---------------------------------------------------------------------------------------
       Total loans .........................   $18,356    $ 5,844    $23,985    $48,185
=======================================================================================
Delinquencies as a percentage of total loans      0.41%      0.13%      0.53%      1.07%
=======================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets (including loans) were $53.9 million, $54.7 million, $61.8 million and $63.2 million, at September 30, 1997, June 30, 1997, December 31, 1996, and September 30, 1996, respectively. For information on valuation allowances associated with investments in real estate and joint ventures, see "Investments in Real Estate and Joint Ventures" on page 15.

     The allowance for possible loan losses was $30.9 million at September 30, 1997, compared to $31.2 million at June 30, 1997, $30.1 million at December 31, 1996, and $30.3 million at September 30, 1996. Included in the current quarter-end total allowance was $30.5 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.8 million in the 1997 third quarter, up from $1.6 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.6 million associated with one-to-four unit residential properties and $1.2 million associated with automobile loans.

     The following table is a summary of the activity of Downey's allowance for loan losses for the periods indicated.

                                                       Three Months Ended
                                --------------------------------------------------------------------
                                September 30,   June 30,    March 31,   December 31,   September 30,
(In Thousands)                      1997          1997        1997          1996           1996
----------------------------------------------------------------------------------------------------
Balance at beginning of period    $ 31,188      $ 30,683    $ 30,094      $ 30,278       $ 27,754
Provision ....................       1,578         1,873       2,155         1,674          4,092
Charge-offs ..................      (2,001)       (1,643)     (1,783)       (2,181)        (1,657)
Recoveries ...................         153           275         217           323             89
--------------------------------------------------------------------------------------------------
Balance at end of period .....    $ 30,918      $ 31,188    $ 30,683      $ 30,094       $ 30,278
==================================================================================================

     The following table indicates the allocation of the total valuation allowance for loan losses to the various categories of loans for the dates indicated.

                                       September 30, 1997                  June 30, 1997                      March 31, 1997
                               ---------------------------------  --------------------------------  --------------------------------
                                             Gross    Allowance                Gross    Allowance               Gross     Allowance
                                             Loan     Percentage               Loan     Percentage               Loan     Percentage
                                           Portfolio   to Loan               Portfolio    to Loan              Portfolio    to Loan
(Dollars in Thousands)         Allowance    Balance    Balance    Allowance   Balance     Balance   Allowance   Balance     Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $14,426   $4,592,296     0.31%     $15,033   $4,708,045      0.32%   $13,674   $4,275,940      0.32%
     Five or more units .....       417       50,896     0.82          521       61,674      0.84        509       56,239      0.91
   Commercial real estate ...     4,592      211,864     2.17        4,704      221,679      2.12      6,421      228,407      2.81
   Construction .............       718       60,459     1.19          576       48,765      1.18        925       78,559      1.18
   Land .....................       349       26,270     1.33          332       24,847      1.34        254       18,629      1.36
Non-mortgage:
   Commercial ...............       164       23,741     0.69          269       25,718      1.05        255       25,450      1.00
   Consumer:
     Automobile .............     6,746      325,216     2.07        6,247      287,611      2.17      5,132      242,403      2.12
     Other consumer .........       706       47,067     1.50          706       46,244      1.53        713       46,892      1.52
Not specifically allocated ..     2,800         --        --         2,800         --         --       2,800         --         --
------------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
       investment ...........   $30,918   $5,337,809     0.58%     $31,188   $5,424,583      0.57%   $30,683   $4,972,519      0.62%
====================================================================================================================================

                                       December 31, 1996                 September 30, 1996
                               ---------------------------------  --------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $13,241   $4,046,448     0.33%$     12,679   $3,858,142      0.33%
     Five or more units .....       517       56,907     0.91          583       68,853      0.85
   Commercial real estate         6,956      260,609     2.67        8,307      262,811      3.16
   Construction .............       773       66,651     1.16          727       62,651      1.16
   Land .....................       466       21,177     2.20          495       23,260      2.13
Non-mortgage:
   Commercial ...............       236       22,136     1.07          208       19,169      1.09
   Consumer:
     Automobile .............     4,303      202,186     2.13        3,681      174,628      2.11
     Other consumer .........       802       47,281     1.70          798       46,755      1.71
Not specifically allocated ..     2,800         --        --         2,800         --         --
-------------------------------------------------------------------------------------------------
     Total loans held for
       investment ...........   $30,094   $4,723,395     0.64%     $30,278  $4,516,269      0.67%
=================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the third quarter of 1997 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities of $296.3 million, proceeds from the previously mentioned sale of COFI ARMs from the investment portfolio of $291.7 million and net increases in deposits of $151.7 million.

     These funds were used primarily to originate loans held for investment of $488.8 million (net of Downey refinances of $8.7 million) and for repayment of various borrowings of $198.6 million.

     At September 30, 1997, the Bank's ratio of regulatory liquidity was 5.04%, compared to 5.26% at December 31, 1996, and 5.12% at September 30, 1996. The ratio remains above the regulatory minimum of 5%.

     Stockholders' equity totaled $417.7 million at September 30, 1997, compared to $391.6 million at December 31, 1996, and $383.6 million at September 30, 1996.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of September 30, 1997. The core and tangible capital ratios were 6.40% and the risk-based capital ratio was 12.30%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation.

                                                   Tangible Capital           Core Capital      Risk-Based Capital
                                                  -------------------     --------------------  -------------------
(Dollars in Thousands)                              Amount     Ratio         Amount     Ratio     Amount     Ratio
-------------------------------------------------------------------------------------------------------------------
Stockholder's equity ..........................   $ 408,643                $ 408,643            $ 408,643
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real ..     (34,428)                 (34,428)             (34,428)
    estate
    Goodwill ..................................      (5,186)                  (5,186)              (5,186)
    Core deposit premium ......................        (286)                    (286)                (286)
    Non-permitted mortgage servicing rights ...        (181)                    (181)                (181)
   Additions:
    Unrealized loss on securities available for         652                      652                  652
    sale
    General loss allowance - Investment in DSL        1,637                    1,637                1,637
    Loan general valuation allowances (1) .....        --                       --                 30,503
-------------------------------------------------------------------------------------------------------------------
Regulatory capital ............................     370,851    6.40%         370,851    6.40%     401,354    12.30%
Well capitalized requirement ..................      86,920    1.50  (2)     289,734    5.00      326,323    10.00  (3)
-------------------------------------------------------------------------------------------------------------------
Excess ........................................   $ 283,931    4.90%       $  81,117    1.40%   $  75,031     2.30%
===================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.36%.

CURRENT ACCOUNTING ISSUES

     The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and "Disclosure of Information about Capital Structure" ("SFAS 129") in February 1997, and issued "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in September 1997.

SFAS 128 - Earnings Per Share

     SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. If Downey had adopted SFAS 128 as of January 1, 1997, proforma basic EPS and proforma diluted EPS would have been $1.17 and $1.16, respectively for the nine months ending September 30, 1997.

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

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  None.

(B) There were no reports on Form 8-K filed for the nine months ended September 30, 1997.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                          DOWNEY FINANCIAL CORP.




Date:  November 5, 1997
                                            /S/  Thomas E Prince
                              -------------------------------------------------
                              Executive Vice President/ Chief Financial Officer



Date:  November 5, 1997
                                           /S/  Donald E. Royer
                              -------------------------------------------------
                                 Executive Vice President / General Counsel