Form 10-K
period 1997-12-31
DOWNEY FINANCIAL CORP
filed 1998-03-16
CIK 935063

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1997

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

                                                       Name of each exchange
      Title of each class                               on which registered
 Common Stock, $0.01 par value                        New York Stock Exchange
                                                         Pacific Exchange

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on February 27, 1998, on the New York Stock Exchange was $594,033,102.

     At February 27, 1998, 26,755,938 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

                       Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 22, 1998 are incorporated by reference in Part III hereof.
================================================================================

                             DOWNEY FINANCIAL CORP.

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                     PART I

ITEM 1.   BUSINESS.......................................................    1
           General.......................................................    1
           Lending Activities............................................    2
            Loan and Mortgage-Backed Securities Portfolio................    2
            Residential Real Estate Lending..............................    3
            Secondary Marketing and Loan Servicing Activities............    4
            Commercial Real Estate and Multi-Family Lending..............    5
            Construction Lending.........................................    5
            Commercial Lending...........................................    5
            Consumer Lending.............................................    5
           Investment Activities.........................................    6
           Real Estate Investments.......................................    6
           Sources of Funds..............................................    6
            Deposits.....................................................    6
            Borrowings...................................................    7
           Asset/Liability Management....................................    7
           Earnings Spread...............................................    7
           Competition...................................................    8
           Employees.....................................................    8
           Regulation....................................................    9
            General......................................................    9
            Regulation of Downey.........................................    9
            Regulation of the Bank.......................................    9
           Taxation......................................................   13
           Factors That May Affect Future Results........................   14
ITEM 2.   PROPERTIES.....................................................   16
           Branches......................................................   16
           Electronic Data Processing....................................   16
ITEM 3.   LEGAL PROCEEDINGS..............................................   16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS................   16

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................   17
ITEM 6.   SELECTED FINANCIAL DATA........................................   18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................   19
           Overview......................................................   19
           Results of Operations.........................................   20
            Net Interest Income..........................................   20
            Provision for Loan Losses....................................   21
            Other Income.................................................   21
             Loan and Deposit Related Fees...............................   21
             Real Estate and Joint Venture Operations Held for Investment   22
             Secondary Marketing Activities .............................   22
             Net Gains (Losses) on Sales of Investment Securities........   22
             Provision for Loss on Investment in Lease Residual..........   22
             Other Category..............................................   22
            Operating Expenses...........................................   23
            Provision for Income Taxes...................................   23
           Financial Condition...........................................   24
            Loans and Mortgage-Backed Securities.........................   24
            Investment Securities........................................   27
            Investments in Real Estate and Joint Ventures................   28
            Deposits.....................................................   30
            Borrowings...................................................   31
            Asset/Liability Management and Market Risk...................   31
            Problem Loans and Real Estate................................   36
             Non-Performing Assets.......................................   36
             Delinquent Loans............................................   38
             Allowance for Losses on Loans and Real Estate...............   40
            Capital Resources and Liquidity..............................   43
            Regulatory Capital Compliance................................   44
            Current Accounting Issue.....................................   44
            Year 2000....................................................   45
ITEM 8.   FINANCIAL STATEMENTS...........................................   46
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES.....................................   88

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   88
ITEM 11.  EXECUTIVE COMPENSATION.........................................   88
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................   88
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   88

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K...................................................   88
SIGNATURES...............................................................   90

                                     PART I

     Certain   matters   discussed   in  this  Annual   Report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey") operates, projections of future performance, perceived opportunities in the market and statements regarding Downey's mission and vision. Downey's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results" on page 14.

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

     The Bank was formed in 1957 as a California-licensed savings and loan association and conducts its business through 86 retail deposit branches (26 of which are full-service in-store branches). Residential loans are originated by retail loan officers who are located in 20 retail deposit branches providing loan origination services to all the Bank's branches. Wholesale loans submitted by mortgage brokers are originated from five loan origination centers in California, three of which are located in or adjacent to a Bank office. The executive offices of Downey are located at 3501 Jamboree Road, North Tower, Newport Beach, California, 92660, and the telephone number is (714) 854-0300. Downey's stock is traded on the New York Stock Exchange and Pacific Exchange under trading symbol "DSL." Unless otherwise stated or indicated, references to "Downey" or the "Bank" include their respective subsidiaries.

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

     On January 25, 1995, Downey Affiliated Insurance Agency was incorporated as a wholly owned subsidiary of Downey and was capitalized on February 24, 1995, with $400,000. Operations commenced in the second quarter of 1995 at which time representatives of Downey Affiliated Insurance Agency were available in Downey's branches to offer annuity products. During 1996, Downey Affiliated Insurance Agency began offering forced-placed casualty insurance policies on mortgage loans and ceased offering annuity products.

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

     During 1998, Downey's primary focus will continue to be the origination of adjustable rate single family mortgage loans, particularly subprime loans which carry higher interest rates, and consumer loans. In addition, Downey will continue its secondary marketing activities of selling its production of certain fixed rate single family loans as well as certain adjustable rate mortgage ("ARM") loan products. See "Lending Activities - Secondary Marketing and Loan Servicing Activities" on page 4.

     For additional information on the composition of Downey's loan and MBS portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans and Mortgage-Backed Securities" on page 24.

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

         Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or market value. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

         MBSs available for sale are carried at market value. Net unrealized gains or losses are excluded from income and reported net of income taxes as a component of stockholders' equity until realized.

     Residential mortgage loans originated by Downey typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with such maturities, Downey, among other things, principally originates ARMs for its own loan portfolio. Fixed rate loans are primarily originated for sale in the secondary market on a non-recourse basis for cash. However, Downey occasionally originates for its own portfolio fixed rate loans to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines. See "Asset/Liability Management" on page 7. In addition, the average term of such mortgage loans historically has been significantly shorter than their contractual maturity due to loan payoffs as a result of home sales or refinancings and prepayments.

Residential Real Estate Lending

     Downey's primary lending activity is the origination of mortgage loans secured by single family residential properties consisting of one-to-four units located in California. Such loans are primarily for the purchase of residences or for the refinancing of existing mortgages at lower rates or upon different terms. At present, Downey is primarily originating ARMs for its portfolio of loans held for investment. See "Asset/Liability Management" on page 7. Downey also originates residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans in the secondary market, rather than hold such loans in its portfolio. In addition, a small volume of residential one-to-four unit fixed rate loans are originated for investment to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines. See "Lending Activities - Secondary Marketing and Loan Servicing Activities" on page 4.

     Downey's ARMs generally begin with an interest rate below the current market rate ("incentive rate") and adjust to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three or six months. Downey's ARMs generally provide that the maximum rate that can be charged cannot exceed the incentive rate by more than six to nine percentage points, depending on the type of loan and the initial rate offered. The interest rate adjustment on Downey's ARMs which adjust semi-annually generally is limited to 1% per adjustment period. With respect to ARMs that adjust monthly, there is a lifetime interest rate cap, but no specified periodic interest rate adjustment cap. Instead, monthly adjustment ARMs have a periodic cap on changes in required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required monthly loan payments). In the event that a loan incurs significant negative amortization, there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 125% of the original loan amount for loans originated prior to July 1994 and 110% of the original loan amount for loans originated thereafter. Downey permits ARMs to be assumed by qualified borrowers.

     During 1997, approximately 21% of Downey's one-to-four unit residential real estate loans were originated by retail loan representatives of Downey. Retail loan representatives typically receive loan referrals from real estate agents, builders, depositors and customers obtained from retail advertising and other sources. Prior to the fourth quarter of 1997, retail loan representatives were compensated on a commission basis. Beginning in the 1997 fourth quarter, the compensation program was changed to a salary plus a fixed amount per loan originated. The remainder of Downey's one-to-four unit residential real estate loans were obtained by Downey's wholesale loan representatives but originated through outside mortgage brokers. Wholesale loan representatives are paid on a commission basis. Compensation for the services performed by the mortgage broker is considered in the overall pricing of mortgage loan products. These mortgage brokers do not operate from Downey's offices and are not employees of Downey.

     Downey requires that residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan originated for portfolio, the maximum amount Downey generally will lend is $1 million. The average loan size, however, is much lower. In 1997, the average loan size was $237,000. Downey generally makes loans with loan-to-value ratios (the ratio of the principal amount of the loan to the appraised value at origination of the property securing the loan) not exceeding 80% (up to 95% for certain loans made pursuant to Downey's low and moderate income lending program under the Community Reinvestment Act ("CRA")). Downey will make loans with loan-to-value ratios of over 80%, but not exceeding 97% of the value of the property, if private mortgage insurance is obtained to reduce the effective loan-to-value ratio to between 70% to 78%, consistent with secondary marketing requirements. In addition, Downey requires hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the structure.

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

     Late in 1996, Downey began offering one-to-four unit residential loans to borrowers who have or, in the case of purchases, will have equity in their homes but whose credit rating contains certain exceptions which preclude them from qualifying for the best market terms. These lower grade credits ("A-," "B" and "C" loans), commonly referred to as subprime loans, are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade loans ("A" loans). Downey believes these lower credit grade borrowers represent an opportunity to earn a higher net return for the risks assumed. Underwriting guidelines have been developed for each classification of credit.

Secondary Marketing and Loan Servicing Activities

     As part of its secondary marketing activities, Downey originates certain residential real estate ARMs and loans with fixed rates with an intent of selling such loans. Accordingly, such loans are classified as held for sale and are carried at the lower of cost or market. These loans are secured by first liens on one-to-four unit residential properties and have 15- to 30-year maturities or 30-year amortization periods with balloon payments in five years, seven years or other maturities. For additional information regarding loans held for investment and for sale, see Notes 1 and 6 of Notes to the Consolidated Financial Statements on pages 53 and 62, respectively. Downey utilizes various hedging programs to manage the interest rate risk of its fixed rate mortgage origination process. See "Asset/Liability Management" on page 7.

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

     Depending upon market pricing for servicing, loans are sold either servicing retained or servicing released. When sold servicing retained, Downey records gains or losses from the sale of loans at the time of sale, which are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey adopted, effective January 1, 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125"). In accordance with SFAS 125, Downey capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. MSRs are included in the financial statements in the category of "other assets." Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. At December 31, 1997, MSRs totaled $2.0 million.

     Loans originated for sale may be exchanged with government agencies for MBSs collateralized by such loans. Downey's cost for the exchange is the payment of a monthly guaranty fee, which is expressed as a percentage of the unpaid principal balance and which is deducted from interest income. The securities received can be used by Downey to collateralize various types of borrowings at rates which frequently are more favorable than rates on other types of liabilities and also carry a lower risk-based capital requirement than whole loans. Such MBSs available for sale are carried at fair value. However, no gain or loss on the exchange is recorded in the statement of income until the securities are sold to a third party. All changes in fair value prior to the sale to third parties are shown as a separate component of stockholders' equity, net of income taxes.

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

Construction Lending

     Downey has provided construction loan financing for residential (both single family and multi-family) and commercial real estate projects (e.g., retail neighborhood shopping centers). Downey originates such loans principally through its major loan officers. Construction loans generally are made at floating rates based upon the prime or reference rate of a major commercial bank. Generally, Downey requires a loan-to-value ratio of 75% or less on construction lending and subjects each loan to Downey's underwriting standards.

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

Commercial Lending

     Downey originates commercial loans and revolving lines of credit, and issues standby letters of credit for its middle market commercial customers. The various credit products are offered on both a secured and unsecured basis with interest rates being either fixed or variable. The portfolio emphasis is toward secured, floating rate credit facilities. The activities are directed through the Commercial Banking Group with the focus on long-term-relationship-based customers. The retail branch network is also utilized as a source of commercial customers, typically managed by the branch manager. The smaller branch originated business borrowers are desirable due to their lower cost deposit accounts which usually accompany the relationship.

Consumer Lending

     Downey originates fixed rate automobile loans primarily through an indirect lending program of Downey Auto Finance Corp. which utilizes preapproved automobile dealers to finance consumer purchases of new and used automobiles. This operation is centralized at Downey's headquarters and utilizes technology to process and evaluate loan applications, including credit scoring and the automated retrieval of consumer credit bureau files. In addition to indirect automobile lending through Downey Auto Finance Corp., the Bank originates direct automobile loans, home equity loans and lines of credit, and other consumer loan products. Before making a consumer loan, Downey assesses the applicant's ability to repay the loan and, if applicable, the value of the collateral securing the loan. The risk involved with home equity loans and lines of credit is similar to the risk involved with residential real estate loans. Downey offers customers a credit card through a third party, which extends the credit and services the loans made to Downey's customers.

INVESTMENT ACTIVITIES

     Federal and state regulations require the Bank to maintain a specified minimum amount of liquid assets invested in certain short-term obligations and other securities. For additional information regarding liquidity requirements and the Bank's compliance therewith, see "Regulation - Regulation of the Bank - Liquidity Requirements" on page 13 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources and Liquidity" on page 43. As a federally chartered savings association, the Bank is also permitted to make certain other securities investments as prescribed under HOLA and OTS regulations. Investment decisions are made by authorized officers of the Bank within guidelines established by the Bank's Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal, minimization of interest rate risk and compliance with applicable regulations. Securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as interest income using the interest method. For further information on the composition of Downey's investment portfolio, see "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Financial Condition - Investment Securities" on page 27.

REAL ESTATE INVESTMENTS

     Historically, real estate development and joint venture operations have been a significant part of Downey's business activities. These operations have been conducted principally through the Bank's wholly owned service corporation subsidiary, DSL Service Company. The Bank also engaged in these activities directly, to a limited extent, but no longer has any such investments. Since the passage in August 1989 of FIRREA, the ability to engage in new real estate development and joint venture activities and to retain existing real estate investments has been curtailed dramatically, and such activities may be economically unfeasible for the Bank because of the capital requirements imposed on such activities. FIRREA requires, with certain limited exceptions, a savings institution such as the Bank to exclude from its regulatory capital its investments in, and extensions of credit to, real estate subsidiaries such as DSL Service Company, as well as its direct equity investments, and prohibits new direct equity investments in real estate by the Bank. Since July 1, 1996, the Bank has been required to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, such as DSL Service Company, to the extent of 2% of assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. In addition, "conforming loans" by an association to such subsidiaries and their joint venture investments are limited to 50% of risk-based capital. "Conforming loans" are those generally limited to 80% of appraised value, bear a market rate of interest and require payments sufficient to amortize the principal balance of the loan. Downey is in compliance with each of these investment limitations.

     To the extent real estate investments are made by Downey or a subsidiary of Downey other than the Bank or its subsidiaries, the above-mentioned capital deductions and limitations do not apply as they only pertain to such investments by savings associations or their subsidiaries.

     For further  information,  see  "Management's  Discussion  and  Analysis of
Financial   Condition  and  Results  of  Operations  -  Financial   Condition  -
Investments in Real Estate and Joint Ventures" on page 28.

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

     In 1996, Downey began establishing full-service branch facilities in selected market locations throughout Southern California. Each in-store branch offers a full range of financial services including checking and savings accounts as well as residential and consumer loans.

     When consistent with the maintenance of appropriate capital levels, Downey may consider opportunities to augment its retail branch system and deposit base through selected branch or deposit acquisitions.

     For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits" on page 30.

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

     In 1994, Downey initiated a program to sell commercial paper supported by an irrevocable letter of credit issued by the FHLB of San Francisco. At December 31, 1997, the irrevocable FHLB letter of credit was $300 million. The commercial paper provides Downey with an alternative funding source to fund asset growth in a cost effective manner.

     From time to time, Downey utilizes securities and mortgage loans sold under agreements to repurchase as additional sources of funds. These reverse repurchase agreements are generally short term, and are collateralized by mortgage-backed or investment securities and mortgage loans. Downey only deals with investment banking firms which are recognized as primary dealers in U.S. government securities or major commercial banks in connection with such reverse repurchase agreements. In addition, Downey limits the amounts of borrowings from any single institution.

     For further  information,  see  "Management's  Discussion  and  Analysis of
Financial   Condition  and  Results  of  Operations  -  Financial   Condition  -
Borrowings" on page 31.

ASSET/LIABILITY MANAGEMENT

     Savings institutions are subject to interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice more rapidly, or on a different basis, than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in declining net earnings during periods of rising interest rates. A principal objective of Downey is to manage the effects of adverse changes in interest rates on Downey's interest income while maintaining asset quality and an acceptable interest rate spread. To improve the rate sensitivity and maturity balance of its interest-earning assets and liabilities, Downey has over the past several years emphasized the origination of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on Downey's assets to increase during periods of rising interest rates, although such loans have contractual limitations on the frequency and extent of interest rate adjustments.

     For further information see "Lending Activities" on page 2 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset/Liability Management and Market Risk" on page 31.

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

     The effective interest rate spread, which reflects the relative level of interest-earning assets to interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, (ii) divided by average interest-earning assets for the period. For information regarding net income and the components thereof and for management's analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19. For returns on assets and other selected financial data see "Selected Financial Data" on page 18.

COMPETITION

     Downey faces competition both in attracting deposits and in making real estate loans and other loans. Its most direct competition for deposits has historically come from other savings institutions and from commercial banks located in its principal market areas, including many large financial institutions based in other parts of the country or their subsidiaries. In addition, there is additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of Downey to attract and retain savings deposits depends, generally, on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities and the appropriate level of customer service.

     Downey experiences competition for real estate loans principally from other savings institutions, commercial banks, mortgage banking companies and insurance companies. Downey competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and real estate brokers.

EMPLOYEES

     At December 31, 1997, Downey had approximately 908 full-time employees and 377 part-time employees. Downey provides its employees with certain health and welfare benefits and a retirement and savings plan. Additionally, Downey offers qualifying employees participation in a stock purchase plan. See Notes 19 and 21 of Notes to the Consolidated Financial Statements on pages 77 and 79, for a further discussion of employee benefit plans. Employees are not represented by any union or collective bargaining group, and Downey considers its employee relations to be good.

REGULATION

General

     Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the SAIF and not for the benefit of stockholders of Downey. The following information describes certain aspects of that regulation applicable to Downey and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to applicable statutory or regulatory provisions.

Regulation of Downey

     General. Downey is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Downey is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Downey and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     Activities Restrictions. As a unitary savings and loan holding company, Downey generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If Downey acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Downey and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "Regulation of the Bank - Qualified Thrift Lender Test" on page 11.

     Restrictions on Acquisitions. Downey must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS.

Regulation of the Bank

     As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and its depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

     The  Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on Downey, the Bank and their respective operations.

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF, as administered by the FDIC, up to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1995, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank paid a special assessment of $24.6 million in November 1996 to recapitalize the SAIF. This expense was recognized during the fourth quarter of 1996.

     Pursuant to the Act, the Bank pays its normal deposit insurance premium as a member of the SAIF ranging from nothing to 27 cents per $100 of domestic deposits. In addition, the Bank also pays an amount equal to approximately 6.4 cents per $100 of domestic deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 cents per $100 of domestic deposits. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets; (2) leverage capital (core capital) equal to 3% of total adjusted assets; and (3) risk-based capital equal to 8.0% of total risk-based assets. The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     The OTS has proposed to amend its leverage capital requirements. Under the proposed regulation, a savings association which is assigned a composite rating of 1 under the Uniform Financial Institutions Rating System, would be required to maintain a minimum leverage capital ratio equal to 3% of total adjusted assets. All other savings associations would be required to maintain a minimum leverage capital ratio equal to 4% of total adjusted assets.

     Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates
(whichever would result in a lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indicated that it intends to delay implementation of its automatic capital deduction for interest rate risk pending the testing of an OTS appeals process and to provide an opportunity to assess any further guidance from the other three federal banking agencies regarding their planned implementation of a capital deduction. This delay is still in effect and, based on the Bank's asset/liability structure, the Bank would not have been subject to an IRR capital requirement at December 31, 1997.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     As shown in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Capital Compliance" on page 44 the Bank's regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 1997.

     HOLA permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Prompt Corrective Action. The prompt corrective action regulations adopted by the OTS require certain mandatory actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulations establish five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations, an institution's risk-based capital, leverage capital and tangible capital ratios are used to determine the institution's capital classification. At December 31, 1997, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

     In general, the prompt corrective action regulations prohibit an insured depository institution from declaring any dividends, making any other capital distribution or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits (as defined) only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

     Loans-to-One-Borrower. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1997, the Bank's loans-to-one-borrower limit was $67.3 million based upon the 15% of unimpaired capital and surplus measurement.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 1997, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. In general, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would cause the Bank to fail to meet one of its regulatory capital requirements.

     Under the regulation, an association that meets its capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

     At December 31, 1997, the Bank qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and was not owned by a holding company, would no longer be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

     Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available to members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

     As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). At December 31, 1997, the Bank had $44.1 million in FHLB stock. The Bank's required investment in FHLB stock, based on December 31, 1997 financial data, was $47.4 million. The Bank received a $0.7 million stock dividend and purchased additional stock amounting to $2.6 million in the first quarter of 1998, thereby increasing the Bank's investment to the required amount. See Note 11 of Notes to the Consolidated Financial Statements on page 69.

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either: (i) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4% and 10%, depending upon certain factors, including economic conditions and savings flows of all savings associations. The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Bank was in compliance with these requirements.

     Recent Proposed Legislation. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Treasury Department has been studying the development of a common charter for federal savings associations and commercial banks. In the event that the thrift charter is eliminated by January 1, 1999, the Act would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and Downey because, among other things, the regulatory, capital and accounting treatment for national and state banks and savings associations differs in certain significant respects. Downey cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and Downey.

TAXATION

     Federal. A savings institution generally is subject to tax in the same manner as other corporations for federal income tax purposes, though savings institutions have historically enjoyed favorable treatment under the Code in determining the deduction allowed for bad debts. During 1996, however, Congress enacted legislation which repealed the reserve method of determining bad debt deductions for "large thrift institutions" (i.e., thrifts with assets greater than $500 million), subjecting savings associations to rules similar to those currently applicable to large commercial banks. The repeal was effective for tax years beginning after 1995. Bad debt reserves accumulated since 1987 were subject to recapture as taxable income over a six-year period beginning in 1996. However, thrifts were allowed to defer recapture for up to two years if the amount of mortgage loans originated in 1996 and 1997 equaled or exceeded the average amount of mortgages originated in the six years prior to 1996. Based upon originations in 1996 and 1997, the Bank qualifies for the two-year deferral under this originations test, and thus will recapture its post-1987 bad debt reserve over a six-year period beginning in 1998. The bad debt deductions for 1996 and 1997 were determined under the specific charge-off method, which allows a tax deduction for loans determined to be wholly or partially worthless.

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

     State. The California franchise tax applicable to the Bank is computed under a formula which results in a rate higher than the rate applicable to non-financial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). The variable tax rate was 10.84% in 1997, and 11.3% for 1996. Downey and its wholly owned subsidiaries file a California franchise tax return on a combined reporting basis. Additional state income tax returns are filed on a separate-entity basis in Arizona, Colorado, and Illinois for income-producing property owned in those states.

     Downey's federal income and state franchise tax returns have been audited by the Internal Revenue Service and the California Franchise Tax Board, respectively, for all years through 1989. Federal tax returns for years 1990 through 1995 are currently under examination. State franchise tax returns for years subsequent to 1989 remain open to review.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect Downey's financial results and operations and should be considered in evaluating Downey.

     Economic Conditions and Geographic Concentrations. Downey is headquartered in Southern California, and its operations are concentrated in Southern and Northern California. As a result of this geographic concentration, Downey's results depend largely upon economic conditions in these areas. While the California economy has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have a material adverse impact on the quality of Downey's loan portfolio and the demand for its products and services.

     Interest Rates. Downey anticipates that interest rate levels will remain generally constant in 1998, but if interest rates vary substantially from present levels, Downey's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

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

     Year 2000. Like most financial organizations, Downey has many computer systems that identify dates using only the last two digits of the year. These systems must be prepared to distinguish dates such as 1900 from 2000. Computer system failures due to processing errors potentially arising from calculations using Year 2000 dates are a known risk. Downey has established processes to identify, prioritize, renovate or replace systems that may be affected by Year 2000 dates. To date, Downey has completed an inventory of all systems and determined which processes are most critical to supporting customer transaction processing and providing customer services. System renovation and replacement plans have been started and are targeted for completion by the end of 1998, with compliance testing and installation processes to be completed during 1999. However, third party vendor dependency, including government entities, may impact Downey's efforts to successfully complete Year 2000 compliance for all systems in a timely fashion.

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

     At December 31, 1997, Downey owned the building and land occupied by 54 of its branches and owned one building on leased land. Downey leases branches in 35 locations (including 26 in-store locations) with leases expiring at various dates through November 2009, with options to extend the term. In 1997, Downey purchased land and buildings for three new branch locations opening in 1998.

     The net book value of the owned branches, including the one on leased land, totaled $85.4 million at December 31, 1997, and the net book value of the leased branch offices totaled $1.5 million at December 31, 1997. The net book value of Downey's furniture and fixtures, including electronic data processing equipment, was $14.9 million at December 31, 1997.

     For additional information regarding Downey's offices and equipment, see Notes 1 and 10 of Notes to the Consolidated Financial Statements on page 53 and page 69, respectively.

ELECTRONIC DATA PROCESSING

     Downey utilizes a mainframe computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of Downey's electronic data processing equipment, including personal computers and software, was $10.3 million at December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

     Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Downey's Common Stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") with the trading symbol "DSL." At February 27, 1998, Downey had approximately 1,078 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 26,755,938 outstanding shares of common stock. The following table sets forth for the quarters indicated the range of high and low sale prices per share of the common stock of Downey as reported on the NYSE Composite Tape.

                                  1997                                1996
                  -----------------------------------  ----------------------------------
                    4th       3rd      2nd      1st      4th      3rd      2nd      1st
                  Quarter   Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
-----------------------------------------------------------------------------------------
High ........   $   29.00$   24.50$   23.63$   22.50$   18.69$   16.03$   15.23$   15.23
Low .........       24.19    21.50    18.09    18.09    15.88    12.86    12.86    13.09
End of period       28.44    24.38    23.63    19.28    18.69    16.03    13.89    14.92

     During 1997 and 1996, Downey paid quarterly cash dividends totaling $0.315 and $0.304 per share, aggregating $8.5 and $8.1 million, respectively. On February 27, 1998, Downey paid a $0.08 per share quarterly cash dividend, aggregating $2.1 million.

     Downey may pay additional dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors' policy is to consider the declaration of dividends on a quarterly basis.

     The payment of dividends by the Bank to Downey is subject to OTS regulations. For further information regarding these regulations see "Business - Regulation - Regulation of the Bank - Capital Distribution Limitations" on page 12.

ITEM 6.       SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)                     1997         1996          1995          1994          1993
--------------------------------------------------------------------------------------------------------------------------------
For the year:
Total interest income .....................................   $  420,418    $  346,360    $  318,828    $  228,970    $  220,745
Total interest expense ....................................      266,260       211,765       214,238       122,601       109,973
--------------------------------------------------------------------------------------------------------------------------------
    Net interest income ...................................      154,158       134,595       104,590       106,369       110,772
    Provision for loan losses .............................        8,640         9,137         9,293         4,211         1,085
--------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ...      145,518       125,458        95,297       102,158       109,687
--------------------------------------------------------------------------------------------------------------------------------
Other income, net:
    Loan and deposit related fees .........................       10,921         7,435         5,546         5,310         6,175
    Real estate and joint ventures held for investment, net       14,222         8,241        11,192         9,530         4,769
    Net gains (losses) on sales of:
      Loans and mortgage-backed securities ................        2,675         1,543           266           114         1,665
      Investment securities ...............................         --           4,473           (15)         --            --
    (Provision for) reduction of loss on investment in
      lease residual ......................................         --            --             207          (920)       (2,184)
    Other .................................................        7,370         3,507         3,403         3,703         4,609
--------------------------------------------------------------------------------------------------------------------------------
    Total other income, net ...............................       35,188        25,199        20,599        17,737        15,034
--------------------------------------------------------------------------------------------------------------------------------
Operating expense:
    General and administrative expense ....................       99,556        86,460        74,470        75,566        73,502
    SAIF special assessment ...............................         --          24,644          --            --            --
    Net operation of real estate acquired in settlement of
      loans ...............................................        1,184         2,567         4,206         3,595         2,337
    Amortization of excess of cost over fair value of net
      assets acquired .....................................          532           532           530           532           532
--------------------------------------------------------------------------------------------------------------------------------
    Total operating expense ...............................      101,272       114,203        79,206        79,693        76,371
--------------------------------------------------------------------------------------------------------------------------------
Net income ................................................       45,234        20,704 (1)    21,093        23,532        43,666 (2)

Loans originated ..........................................    2,329,266     1,583,784       637,490     1,810,096     1,104,252
Loans and mortgage-backed securities purchased ............       35,828        30,296        44,194       196,255        19,625
Loans and mortgage-backed securities sold .................      557,511       166,503       102,097        45,770       153,146

Effective interest rate spread ............................         2.83%         2.96%         2.35%         3.02%         3.47%

At December 31:
Total assets ..............................................   $5,835,825    $5,198,157     4,656,267    $4,650,651    $3,467,155
Total loans and mortgage-backed securities ................    5,366,396     4,729,846     4,169,474     4,188,539     2,917,109
Investments and cash equivalents ..........................      221,201       222,255       237,904       215,960       313,989
Deposits ..................................................    4,869,978     4,173,102     3,790,221     3,557,398     3,068,929
Borrowings ................................................      483,735       595,345       436,218       674,776        13,718
Stockholders' equity ......................................      430,346       391,571       384,072       366,187       351,470
Loans serviced for others .................................      612,529       576,044       527,234       468,123       503,711
Allowance for loan losses as a percentage of
  non-performing loans ....................................        76.96%        66.84%        35.67%        49.29%        47.72%
Non-performing assets as a percentage of total assets .....         0.89          1.19          2.09          1.41          2.01

Selected ratios:
Return on average assets ..................................         0.79%         0.43% (1)     0.45%         0.62%         1.25%(3)
Return on average equity ..................................        11.07          5.33  (1)     5.69          6.56         12.83 (3)
Dividend payout ratio .....................................        18.69         39.35         36.78         33.97         12.96
Capital ratios:
    Average stockholders' equity to average assets ........         7.17          8.10          7.86          9.47          9.74
    Core and tangible capital .............................         6.61          6.56          7.28          7.22          9.45
    Risk-based capital ....................................        12.64         12.66         14.25         14.21         16.93

Per Share Data: (4)
Earnings per share - Basic/Diluted ........................       $ 1.69        $ 0.77 (1)    $ 0.79        $ 0.88        $ 1.64 (2)
Book value per share at end of period .....................        16.08         14.65         14.37         13.70         13.15
Stock price at end of period ..............................        28.44         18.69         13.81          9.14         12.02
Cash dividends paid .......................................        0.315         0.304         0.290         0.290         0.211

(1) Excluding the SAIF special assessment, net income would have been $34.7 million or $1.29 per share and the returns on average assets and average equity would have been 0.73% and 8.95%, respectively.
(2) Includes $15.1 million, or $0.56 per share, cumulative benefit from the adoption of SFAS 109, Accounting for Income Taxes.
(3) Excluding the SFAS 109 benefit, the returns on average assets and average equity would have been 0.82% and 8.39%, respectively.
(4)  Adjusted for a 5% stock dividend paid in May 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. Downey's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which Downey conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business - Factors that May Affect Future Results" on page 14.

                                    OVERVIEW

     Net income for 1997 totaled $45.2 million or $1.69 per share on a diluted basis, more than double last year's $20.7 million or $0.77 per share. The 1996 results included a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") which totaled $24.6 million ($14.0 million or $0.52 per share on an after-tax basis). Excluding that assessment, net income in 1997 would have been $10.5 million or 30.2% above a year ago.

     Excluding the one-time SAIF assessment, the increase in 1997 net income primarily reflected higher net interest income. Net interest income increased $19.6 million or 14.5% due to higher average earning assets. Also contributing to the increase in net income between years was a $10.0 million increase in other income and a $1.4 million decline in the net expense associated with the operation of real estate acquired in settlement of loans. The increase in other income reflected several factors. Favorably impacting other income were increases of $6.0 million in income from real estate held for investment, $4.0 million in the all other category of other income representing a gain from the sale of an asset obtained as part of the 1988 acquisition of Butterfield Savings, $3.5 million in loan and deposit related fees and $1.1 million in net gains from sales of loans and mortgage-backed securities. These favorable other income items were partially offset by a decline of $4.5 million in net gains from sales of investment securities. The favorable impact of higher net interest and other income, and lower net expense associated with the operation of real estate acquired in settlement of loans was partially offset by an increase of $13.1 million in general and administrative expense. The increase in general and administrative expense was primarily associated with branch expansion, particularly into in-store banking, higher advertising expenditures and growth in auto lending.

     Assets  increased  $637.7  million or 12.3%  during 1997 to $5.8 billion at year end, following an 11.6% increase during 1996. Single family loan originations increased from $1.25 billion in 1996 to $2.0 billion in 1997. Of the 1997 amount, $221.2 million represented higher yielding subprime loans. In addition to single family loans, $413.4 million of other loans were originated, including $259.0 million of auto loans and $80.0 million of construction loans.

     Asset growth was primarily funded with deposits as deposits increased $696.9 million or 16.7% to $4.9 billion at December 31, 1997. Of the increase, $102.6 million was generated by new branches opened in 1997.

     Non-performing assets totaled $52.1 million or 0.89% of assets at December 31, 1997, down from $62.0 million or 1.19% of assets at December 31, 1996. The decline in non-performing assets was spread throughout most categories. A detailed review of all criticized, classified, watch and non-performing assets is performed at least semi-annually. All assets greater than $1 million are reviewed annually. The combined provisions for loan and real estate losses, including real estate held for investment and acquired in settlement of loans, totaled $6.6 million for 1997, compared to $7.5 million in 1996 and $8.9 million in 1995.

         At December 31, 1997, the Bank met and exceeded all three regulatory capital tests, with capital-to-asset ratios of 6.61% in tangible and core capital and 12.64% in risk-based capital. These capital levels are well above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see "Business - Regulation - Regulation of the Bank - Insurance of Deposit Accounts" on page 9, "Financial Condition - Investments in Real Estate and Joint Ventures" on page 28 and "Regulatory Capital Compliance" on page 44.

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

     Net interest income was $154.2 million in 1997, up $19.6 million or 14.5% from 1996 and $49.6 million or 47.4% greater than 1995. The 1997 improvement over 1996 primarily reflected a 19.7% increase in average earning assets to $5.4 billion. In addition, 1997 benefited from approximately $1.3 million of higher than usual distributions from agreements in which Downey shares in the net cash flows of certain shopping centers which Downey currently, or in the past, financed. These favorable items were partially offset by a decline in the effective interest rate spread. The effective interest rate spread averaged 2.83% in 1997, down from 2.96% in 1996 but up from 2.35% in 1995. Between 1997 and 1996, the yield on earning assets increased 11 basis points, while the cost of funding those earnings assets increased 22 basis points. The more rapid increase in funding costs occurred as the growth in earning assets was primarily funded with higher cost certificates of deposit and borrowings.

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

                                                 1997                           1996                               1995
                                   -------------------------------------------------------------------------------------------------
                                                         Average                          Average                            Average
                                   Average                Yield/    Average                Yield/     Average                 Yield/
(Dollars in Thousands)             Balance     Interest    Rate     Balance    Interest     Rate      Balance     Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans .......................  $5,174,767   $  404,081   7.81%   $4,269,136   $  329,746   7.72%   $4,175,085   $  300,734   7.20%
  Mortgage-backed securities ..      55,045        3,633   6.60        64,957        4,317   6.65        63,772        4,311   6.76
  Investment securities .......     217,272       12,704   5.85       215,364       12,297   5.71       215,672       13,783   6.39
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning
     assets ...................   5,447,084      420,418   7.72     4,549,457      346,360   7.61     4,454,529      318,828   7.16
Non-interest-earning assets ...     246,785                           240,191                           263,430
------------------------------------------------------------------------------------------------------------------------------------
   Total assets ...............  $5,693,869                        $4,789,648                        $4,717,959
====================================================================================================================================

Interest-bearing liabilities:
  Deposits ....................  $4,588,320   $  227,521   4.96%   $3,892,981   $  184,402   4.74%   $3,758,948   $  180,859   4.81%
  Borrowings ..................     638,661       38,739   6.07       457,890       27,363   5.98       523,417       33,379   6.39
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing .....   5,226,981      266,260   5.09     4,350,871      211,765   4.87     4,282,365      214,238   5.00
    liabilities
Non-interest-bearing
  liabilities .................      58,415                            50,590                            64,880
Stockholders' equity ..........     408,473                           388,187                           370,714
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity ....  $5,693,869                        $4,789,648                        $4,717,959
====================================================================================================================================
Net interest income/interest
  rate spread .................               $  154,158   2.63%                $  134,595   2.74%                $  104,590   2.16%
Excess of interest-earning
  assets over interest-bearing
  liabilities                    $  220,103                        $  198,586                        $  172,164
Effective interest rate spread                             2.83                              2.96                              2.35
====================================================================================================================================

     Changes in Downey's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and expense for Downey for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) change in rate (change in rate multiplied by old volume), (ii) change in volume (change in volume multiplied by old rate) and (iii) change in rate-volume (change in rate multiplied by change in volume). Interest-earning asset and liability balances in the calculations are computed using monthly average balances.

                                                1997 versus 1996                               1996 versus 1995
                                                 Change Due To                                  Change Due To
                                   -------------------------------------------  ----------------------------------------------
                                                           Rate/                                           Rate/
(In Thousands)                      Volume      Rate       Volume        Net        Volume      Rate       Volume       Net
------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans ......................   $ 69,951    $  3,617    $    767    $ 74,335    $  6,775    $ 21,747    $    490    $ 29,012
   Mortgage-backed securities .       (659)        (30)          5        (684)         80         (73)         (1)          6
   Investment securities ......        109         295           3         407         (20)     (1,468)          2      (1,486)
------------------------------------------------------------------------------------------------------------------------------
     Change in interest income      69,401       3,882         775      74,058       6,835      20,206         491      27,532
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits ...................     32,937       8,639       1,543      43,119       6,449      (2,806)       (100)      3,543
   Borrowings .................     10,801         412         163      11,376      (4,184)     (2,094)        262      (6,016)
------------------------------------------------------------------------------------------------------------------------------
     Change in interest expense     43,738       9,051       1,706      54,495       2,265      (4,900)        162      (2,473)
------------------------------------------------------------------------------------------------------------------------------
Change in net interest income .   $ 25,663    $ (5,169)   $   (931)   $ 19,563    $  4,570    $ 25,106    $    329    $ 30,005
==============================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $8.6 million in 1997, as compared to $9.1 million in 1996 and $9.3 million in 1995. The provision for loan losses in 1997 exceeded net loan charge-offs by $2.0 million primarily reflecting growth in single family residential and automobile loans.

     For further information, see "Financial Condition - Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 40.

OTHER INCOME

     Other income totaled $35.2 million in 1997, compared to $25.2 million in 1996 and $20.6 million in 1995. The increase in 1997 reflected several factors. Favorably impacting other income were increases of $6.0 million in income from real estate held for investment, $4.0 million in the all other category, $3.5 million in loan and deposit related fees, and $1.1 million in net gains from the sales of loans. Partially offsetting those increases was a $4.5 million decline in net gains from sales of investment securities. Below is a discussion of the major other income categories.

Loan and Deposit Related Fees

     Loan and deposit related fees totaled $10.9 million in 1997, compared to $7.4 million in 1996 and $5.5 million in 1995. As depicted in the following table, the current year reflected an increase in both loan and deposit related fees, the latter primarily the result of higher fees from automated teller machines.

(In Thousands)                             1997      1996     1995
--------------------------------------------------------------------
Loan related fees ....................   $ 3,837   $ 2,496   $ 1,508
Deposit related fees .................     7,084     4,939     4,038
--------------------------------------------------------------------
   Total loan and deposit related fees   $10,921   $ 7,435   $ 5,546
====================================================================

Real Estate and Joint Venture Operations Held for Investment

     Income from real estate and joint venture operations totaled $14.2 million in 1997, compared to $8.2 million in 1996 and $11.2 million in 1995. The table below sets forth the key components comprising income from real estate and joint venture operations.

(In Thousands)                                                  1997       1996      1995
-------------------------------------------------------------------------------------------
Operations, net:
   Rental operations net of expenses .....................   $  2,317   $  2,417   $  3,711
   Equity in net income (loss) from joint ventures .......      3,931         55     (1,676)
   Interest from joint venture advances ..................      1,880      2,071      1,702
-------------------------------------------------------------------------------------------
      Total operations, net ..............................      8,128      4,543      3,737
Net gains on sales of wholly owned real estate ...........      2,904        392      4,539
Reduction of losses on real estate and joint ventures ....      3,190      3,306      2,916
-------------------------------------------------------------------------------------------
      Income from real estate and joint venture operations   $ 14,222   $  8,241   $ 11,192
===========================================================================================

     Favorably impacting income from real estate and joint venture operations was a $5.5 million gain from an all cash sale of four California shopping centers from one joint venture partnership relationship. The gain appears in two categories, $3.9 million in equity in net income (loss) from joint ventures and $1.6 million in recovery of losses on real estate and joint ventures. In addition, net gains on sales of wholly owned real estate increased $2.5 million in 1997.

     For additional information, see "Financial Condition - Investments in Real Estate and Joint Ventures" on page 28, "Financial Condition - Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 40, and
Note 8 of Notes to the Consolidated Financial Statements on page 64.

Secondary Marketing Activities

     Sales  of  loans  and  mortgage-backed   securities  originated  by  Downey
increased in 1997 to $557.5 million from $161.9 million in 1996 and $80.7 million in 1995. Of the current year's increase, $290.5 million represented the sale of single family adjustable rate mortgages from the loan portfolio held for investment. Gains associated with loan sales totaled $2.7 million in 1997, compared to $1.5 million in 1996 and $0.3 million in 1995. The net gains include $1.2 million in 1997 and $1.0 million in 1996 related to the capitalization of mortgage servicing rights.

     Loan servicing fees from Downey's portfolio of loans serviced for others totaled $1.3 million for 1997, down from $1.4 million in 1996 and $1.5 million in 1995. At December 31, 1997, Downey serviced $612.5 million of loans for others, compared to $576.0 million at December 31, 1996, and $527.2 million at December 31, 1995.

Net Gains (Losses) on Sales of Investment Securities

     No investment securities were sold in 1997 so there were no gains or losses. This compares to $4.5 million of net gains from the sale of investment securities available for sale in 1996 and a loss of $15,000 in 1995.

Provision for Loss on Investment in Lease Residual

     Certain mainframe computer equipment Downey leased to others was sold in 1995 upon termination of the lease resulting in a provision reduction of $0.2 million. No such activity occurred in either 1997 or 1996.

Other Category

     The all other category of other income totaled $6.1 million in 1997, compared to $2.1 million in 1996 and $1.9 million in 1995. The increase primarily reflects a gain from the sale of an asset obtained as part of the 1988 acquisition of Butterfield Savings.

OPERATING EXPENSES

     Operating expenses totaled $101.3 million in 1997, down $12.9 million from 1996, which included a one-time SAIF assessment of $24.6 million. Excluding that assessment, operating expense would have increased $11.7 million or 13.1%. Higher general and administrative costs were primarily responsible for the increase. General and administrative expense increased $13.1 million or 15.1% and reflected branch expansion, particularly into in-store banking, higher advertising expenditures and growth in auto lending. The $2.8 million increase in advertising expenditures reflects, in large part, the cost of a television advertising campaign to increase public awareness of the Bank, and specifically the Bank's subprime residential lending product, a key component to Downey's strategy of increasing the loan portfolio yield. Also included in general and administrative costs in 1997 was $1.4 million of severance paid pursuant to an agreement with the former chief executive officer. The increase in general and administrative expense was partially offset by a $1.4 million decline to $1.2 million in costs associated with the net operation of real estate acquired in settlement of loans. The decline primarily reflects a $1.3 million gain from the sale of a shopping center acquired in settlement of a loan.

(In Thousands)                                                             1997      1996       1995
------------------------------------------------------------------------------------------------------
Salaries and related costs ..........................................   $ 54,366   $ 45,811   $ 39,349
Premises and equipment costs ........................................     15,272     12,640     11,535
Advertising expense .................................................      6,847      4,071      2,028
Professional fees ...................................................      5,113      2,985      3,150
SAIF insurance premiums and regulatory assessments ..................      3,439      8,949      9,024
Other general and administrative expense ............................     14,519     12,004      9,384
------------------------------------------------------------------------------------------------------
   Total general and administrative expense .........................     99,556     86,460     74,470
SAIF Special Assessment .............................................       --       24,644       --
Net operation of real estate acquired in settlement of loans ........      1,184      2,567      4,206
Amortization of excess of cost over fair value of net assets acquired        532        532        530
------------------------------------------------------------------------------------------------------
   Total operating expense ..........................................   $101,272   $114,203   $ 79,206
======================================================================================================

     For information regarding the potential expense impact of the Year 2000 computer issue, see "Financial Condition - Year 2000" on page 45.

PROVISION FOR INCOME TAXES

     Downey's effective tax rate for 1997 was 43.1%, similar to 43.2% in 1996 and 42.5% in 1995. See Notes 1 and 18 of Notes to the Consolidated Financial Statements on pages 53 and 74, respectively, for a further discussion of income taxes and an explanation of the factors which impact Downey's effective tax rate.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Loans and mortgage-backed securities, including those held for sale, totaled $5.4 billion, or 92.0% of assets at December 31, 1997. This represents an increase of $636.6 million or 13.5% from the $4.7 billion at December 31, 1996.

     The table below presents information regarding interest rates and fees collected on loans originated during the periods indicated.

(Dollars in Thousands)                                   1997         1996         1995        1994         1993
-------------------------------------------------------------------------------------------------------------------
Average interest rate on new loans ..............         6.04%         6.06%       6.99%        4.94%         5.53%
Average total loan origination fees on new loans          0.80          0.79        1.08         0.85          0.63
Total loan fees (net of costs) and discounts (net
    of premiums) deferred during the year .......   $  (11,505)    $  (4,525)    $   880    $  (7,861)    $   1,572
===================================================================================================================

     Downey originates one-to-four unit residential adjustable rate mortgages ("ARMs") both with and without loan origination fees. In ARM transactions for which no origination fees are charged, Downey receives a larger margin over the index to which the loan pricing is tied than in those in which fees are charged. In addition, such loans are subject to a prepayment fee if prepaid within the first three years. This trend towards loans with no origination fees has generally resulted in deferrable loan origination costs exceeding loan origination fees except in 1995 and 1993 which included increases in interest buydowns, or discounts, on new real estate loans.

     Residential one-to-four unit ARM originations (including loans purchased through correspondent lending relationships) were $1.7 billion during 1997, compared to $1.1 billion and $443.8 million in 1996 and 1995, respectively. Refinancing activities (including new loans to refinance loans originated by Downey and other lenders) increased during 1997, constituting 38% of originations during the year compared to 35% and 31% during 1996 and 1995, respectively. At December 31, 1997, one-to-four unit ARMs constituted 82.7% of the total loan and mortgage-backed securities portfolio, compared to 81.9% at December 31, 1996. As market interest rates began to rise in 1994 and 1995, one-to-four unit residential borrower preference changed from being predominantly interested in ARMs tied to the one-year constant maturity Treasury ("CMT") index, a market rate index, to ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. For the year, 79% of one-to-four unit originations for investment represented monthly adjusting COFI ARMs which provide for negative amortization, 18% represented COFI ARMs which reprice every six months but do not provide for negative amortization, with the balance represented by a variety of other pricing terms. At December 31, 1997, $2.6 billion of one-to-four unit ARMs were subject to negative amortization of which $27.6 million represented the amount of negative amortization added to the unpaid loan balance. For further information, see "Business - Lending Activities
- Residential Real Estate Lending" on page 3.

     Originations of commercial real estate loans totaled $7.8 million in 1997, compared to $1.5 million in 1996 and $10.6 million in 1995. Most of the commercial real estate lending in these years was to facilitate the sale of real estate investments by the Bank and DSL Service Company. Originations of loans secured by multi-family properties (including loans purchased) totaled $5.9 million in 1997, compared to $19.7 million in 1996 and $0.5 million in 1995.

     During 1997, Downey originated $80.0 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $71.7 million in 1996 and $28.9 million in 1995. Originations of land development loans totaled $20.3 million in 1997, compared to $10.5 million in 1996 and $12.9 million in 1995.

     Originations of non-mortgage commercial loans increased to $14.3 million in 1997 from $11.8 million in 1996 as a result of Downey's expansion into commercial banking. For the year, 95% of such originations represented secured loans.

     In 1995, Downey augmented its direct automobile lending program with the commencement of an indirect lending program through preapproved automobile dealers to finance consumer purchases of new and used automobiles. These loans are fixed rate with maturities generally up to five years. Originations of automobile loans totaled $259.0 million in 1997, compared to $201.0 million in 1996 and $62.2 million in 1995.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities.

(In Thousands)                                                        1997          1996          1995         1994         1993
-----------------------------------------------------------------------------------------------------------------------------------
Investment Portfolio:
Loans originated:
   Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable ............................................   $ 1,384,442    $1,026,812    $ 396,111    $1,673,822    $ 787,342
        Adjustable - subprime .................................       218,399        33,030         --            --           --
-----------------------------------------------------------------------------------------------------------------------------------
         Total adjustable .....................................     1,602,841     1,059,842      396,111     1,673,822      787,342
        Fixed .................................................        22,265        33,073       13,888         7,411        7,162
        Fixed - subprime ......................................         2,786           545         --            --           --
      Five or more units:
        Adjustable ............................................         4,600        17,409          128        18,385        8,500
        Fixed .................................................          --           2,253          419           953          404
-----------------------------------------------------------------------------------------------------------------------------------
         Total residential ....................................     1,632,492     1,113,122      410,546     1,700,571      803,408
    Commercial real estate ....................................         7,830         1,548       10,629        18,900       51,190
    Construction ..............................................        80,014        71,678       28,931        14,785       43,958
    Land ......................................................        20,295        10,468       12,906          --           --
   Non-mortgage:
    Commercial ................................................        14,336        11,835        1,115         1,605        3,500
    Consumer:
      Automobile ..............................................       259,040       200,966       62,234         1,869        1,871
      Other consumer ..........................................        25,988        14,226       17,633        39,945       38,823
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans originated ................................     2,039,995     1,423,843      543,994     1,777,675      942,750
Real estate loans purchased (1) ...............................        35,828           223       44,194       145,117          612
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .......................     2,075,823     1,424,066      588,188     1,922,792      943,362
Loan repayments ...............................................    (1,130,357)     (832,713)    (538,217)     (631,836)    (759,881)
Other net changes (2), (3) ....................................      (319,183)      (39,978)     (50,544)      (38,330)     (41,977)
-----------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .......       626,283       551,375         (573)    1,252,626      141,504
Mortgage-backed securities held to maturity, net:
   Purchased ..................................................          --            --           --            --         19,013
   Repayments .................................................          --            --         (5,588)      (11,917)     (17,292)
   Transferred to mortgage-backed securities available for sale          --            --        (33,555)         --           --
-----------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in mortgage-backed securities, net           --            --        (39,143)      (11,917)       1,721
-----------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
         securities held for investment .......................       626,283       551,375      (39,716)    1,240,709      143,225
-----------------------------------------------------------------------------------------------------------------------------------
Sale Portfolio:
Residential, one-to-four units:
   Originated whole loans .....................................       289,271       159,941       93,496        32,421      161,502
   Loans transferred (to) from the investment portfolio (3) ...       290,558         1,791         (100)         --             82
   Originated whole loans sold (3) ............................      (467,989)     (135,426)     (80,725)      (45,770)    (152,156)
   Loans exchanged for mortgage-backed securities .............       (89,522)      (26,452)        --            --           (990)
   Other net changes ..........................................           (83)          (48)         (10)          (16)         (62)
-----------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for sale ............        22,235          (194)      12,661       (13,365)       8,376
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .............................        89,522        26,452         --            --            990
   Purchased ..................................................          --          30,073         --          51,138         --
   Transferred from mortgage-backed securities held to maturity          --            --         33,555          --           --
   Sold .......................................................       (89,522)      (31,077)     (21,372)         --           (990)
   Repayments .................................................       (12,560)      (15,661)      (6,862)       (5,263)        --
   Other net changes ..........................................           592          (596)       2,669        (1,789)        --
-----------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in mortgage-backed securities .....       (11,968)        9,191        7,990        44,086         --
    available for sale
-----------------------------------------------------------------------------------------------------------------------------------
    Net increase in loans and mortgage-backed securities held
       for sale and available for sale ........................        10,267         8,997       20,651        30,721        8,376
-----------------------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and mortgage-backed
       securities .............................................   $   636,500    $  560,372     $(19,065)   $1,271,430    $ 151,601
===================================================================================================================================

(1) Primarily one-to-four unit residential loans. Included in 1997 were $1.3 million of five or more unit residential loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).
(3) Includes $290.5 million of one-to-four unit residential ARMs transferred from the held for investment portfolio during 1997 and sold servicing released.

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolio at the dates indicated. At December 31, 1997, approximately 99.7% of Downey's real estate loans were secured by real estate located in California (principally in Los Angeles, Orange, Santa Clara, San Diego and San Mateo counties).

                                                                                         December 31,
                                                           -----------------------------------------------------------------------
(In Thousands)                                                 1997           1996           1995           1994           1993
----------------------------------------------------------------------------------------------------------------------------------
Investment Portfolio:
    Loans secured by real estate:
      Residential:
         One-to-four units:
            Adjustable .................................   $ 4,190,160    $ 3,840,862    $ 3,486,774    $ 3,493,435    $ 2,127,312
            Adjustable - subprime ......................       245,749         32,715           --             --             --
            Fixed ......................................       168,315        172,328        169,738        194,845        249,274
            Fixed - subprime ...........................         3,321            543           --             --             --
----------------------------------------------------------------------------------------------------------------------------------
              Total one-to-four units ..................     4,607,545      4,046,448      3,656,512      3,688,280      2,376,586
         Five or more units:
            Adjustable .................................        29,246         43,050         44,438         48,782         37,819
            Fixed ......................................         9,032         13,857         12,883         15,000         35,686
      Commercial real estate:
         Adjustable ....................................        87,604        158,656        170,498        178,377        201,406
         Fixed .........................................       114,821        101,953        100,085        116,041        139,621
      Construction .....................................        70,865         66,651         28,593         11,367         37,180
      Land .............................................        25,687         21,177         21,867          9,822         11,826
    Non-mortgage:
      Commercial .......................................        26,024         22,136         12,864         12,975          8,229
      Consumer:
         Automobile ....................................       342,326        202,186         56,127          3,028          3,274
         Other consumer ................................        47,735         47,281         50,945         53,241         48,580
----------------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment ............     5,360,885      4,723,395      4,154,812      4,136,913      2,900,207
    Increase (decrease) for:
      Undisbursed loan funds ...........................       (64,884)       (49,250)       (29,942)       (13,872)       (18,019)
      Deferral of fees and discounts, net of costs .....        18,088         11,663          7,412          7,468         (3,067)
      Allowance for estimated loss .....................       (32,092)       (30,094)       (27,943)       (25,597)       (26,835)
----------------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment, net .......     5,281,997      4,655,714      4,104,339      4,104,912      2,852,286
----------------------------------------------------------------------------------------------------------------------------------
    Mortgage-backed securities held to maturity, net:
      Adjustable .......................................          --             --             --           19,897         25,352
      Fixed ............................................          --             --             --           19,246         25,708
----------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities held
            to maturity, net ...........................          --             --             --           39,143         51,060
----------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities held
            for investment .............................     5,281,997      4,655,714      4,104,339      4,144,055      2,903,346
----------------------------------------------------------------------------------------------------------------------------------
Sale Portfolio, Net:
    Loans held for sale (all one-to-four units):
      Adjustable .......................................         1,617          1,145            238           --             --
      Fixed ............................................        33,483         11,720         12,821            398         13,763
----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale .....................        35,100         12,865         13,059            398         13,763
    Mortgage-backed securities available for sale:
      Adjustable .......................................        17,751         23,620         34,355         44,086           --
      Fixed ............................................        31,548         37,647         17,721           --             --
----------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available ....        49,299         61,267         52,076         44,086           --
         for sale
----------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities held
             for sale and available for sale ...........        84,399         74,132         65,135         44,484         13,763
----------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities ....   $ 5,366,396    $ 4,729,846    $ 4,169,474    $ 4,188,539    $ 2,917,109
==================================================================================================================================

     The table below sets forth the scheduled contractual maturities of Downey's total loan and mortgage-backed securities portfolio as of December 31, 1997.


                                  Within        1-2          2-3          3-5         5-10         10-15       Beyond
(In Thousands)                    1 year       years        years        years        years        years      15 years      Total
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
      One-to-four units:
        Adjustable (1) .....   $   37,778   $   40,730   $   43,914   $   98,395   $  321,710   $  468,703   $3,426,296   $4,437,526
        Fixed (1) ..........        3,216        3,503        3,815        8,680       29,446       45,130      111,329      205,119
      Five or more units:
        Adjustable .........          383          414          447        1,004        3,300        4,846       18,852       29,246
        Fixed ..............          351          383          419          959        3,292        3,628         --          9,032
      Commercial real estate
        Adjustable .........        1,898        2,053        2,221        4,999       16,528       24,453       35,452       87,604
        Fixed ..............       18,111       19,718       21,467       48,818        6,707         --           --        114,821
      Construction - .......       70,865         --           --           --           --           --           --         70,865
      adjustable
      Land:
        Adjustable .........       20,704        3,655         --           --           --           --           --         24,359
        Fixed ..............           55           61           67          155          551          439         --          1,328
Non-mortgage:
   Commercial ..............       23,041        1,247        1,372          364         --           --           --         26,024
   Consumer:
      Automobile ...........       71,751       80,276       89,814      100,485         --           --           --        342,326
      Other consumer (2) ...        1,742        1,919        2,115          752       41,207         --           --         47,735
------------------------------------------------------------------------------------------------------------------------------------
         Total loans .......      249,895      153,959      165,651      264,611      422,741      547,199    3,591,929    5,395,985
Mortgage-backed securities,
   net .....................          934        1,004       20,454        1,796        5,912        7,750       11,449       49,299
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and
         mortgage-backed
         securities ........   $  250,829   $  154,963   $  186,105   $  266,407   $  428,653   $  554,949   $3,603,378   $5,445,284
====================================================================================================================================

(1)  Includes loans held for sale.
(2) Includes home equity line of credit loans which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

     At December 31, 1997, the maximum amount the Bank could have loaned to any one borrower (and related entities) under regulatory limits was $67.3 million, or $112.2 million for loans secured by readily marketable collateral, compared to $61.4 million and $102.4 million, respectively, at December 31, 1996. The Bank does not expect that these regulatory limitations will adversely impact its proposed lending activities during 1998.

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

                                                           December 31,
                                       ----------------------------------------------------
(In Thousands)                            1997       1996       1995      1994       1993
-------------------------------------------------------------------------------------------
Federal funds ......................   $  6,095   $  6,038   $  7,249   $  6,112   $ 38,547
U.S. Treasury and agency securities:
   Held to maturity ................       --         --         --      155,109    105,265
   Available for sale ..............    159,398    141,999    164,880       --         --
Municipal bonds - held to maturity .      6,885      6,997      7,194       --         --
-------------------------------------------------------------------------------------------
   Total ...........................   $172,378   $155,034   $179,323   $161,221   $143,812
===========================================================================================

     As of December 31, 1997, the maturities of Downey's investment securities and the weighted average yield of those securities were as follows.

                                                                 After 1 Year
                                           1 Year or Less       Through 5 Years       After 5 Years           Total
                                        -----------------------------------------------------------------------------------
                                                  Weighted             Weighted             Weighted               Weighted
                                                   Average              Average              Average                Average
  (Dollars in Thousands)                 Amount     Yield      Amount     Yield     Amount    Yield      Amount      Yield
---------------------------------------------------------------------------------------------------------------------------
Federal funds .......................   $  6,095    3.51%    $   --        -- %    $   --       -- %    $   6,095    3.51%
  U.S. Treasury and agency securities      9,999    5.85       149,399    5.73         --       --        159,398    5.74
  Municipal bonds (1) ...............       --       --          --        --         6,885    4.92         6,885    4.92
-------------------------------------------------------------------------------------------------------------------------
       Total ........................   $ 16,094    4.96%    $ 149,399    5.73%    $  6,885    4.92%    $ 172,378    5.63%
=========================================================================================================================

(1) Yield on a fully tax-equivalent basis is 8.64%.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center developments, most of which are located in California. In addition, Downey Financial Corp. owns one investment in land which it purchased from DSL Service Company at fair value in 1995. For additional information regarding the location of these real estate investments see Note 8 of Notes to the
Consolidated Financial Statements on page 64. Most of the real estate development projects have been completed and are substantially leased (with a weighted average occupancy of 87% for retail neighborhood shopping centers at December 31, 1997). At December 31, 1997, the Bank had outstanding loans of $53.0 million to such joint ventures.

     In its joint ventures, DSL Service Company is entitled to interest on its equity invested in the project on a priority basis after third-party debt, and shares profits and losses with the developer partner, generally on an equal basis. DSL Service Company has obtained personal guarantees from the principals of the developer partners in a number of the joint ventures and generally requires the developer partner to secure any outstanding obligations to the joint venture, such as its portion of operating losses, when the partner is unable to satisfy such obligations on a current basis. Partnership equity
(deficit) accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations.

     As of December 31, 1997, DSL Service Company was involved with five joint venture partners. Four of these partners were operators of eight retail neighborhood shopping centers, a commercial building, a residential housing development and vacant land held for sale. The fifth partner is involved in the rehabilitation of an apartment complex. DSL Service Company has ten wholly owned retail neighborhood shopping centers located in California and Arizona.

     The following table sets forth the condensed balance sheets of DSL Service Company's joint ventures by property type at December 31, 1997, on a historical cost basis. Included in the following condensed balance sheet are allowances for losses recorded by DSL Service Company. These allowances are determined quarterly by means of Downey's internal asset review process. See "Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 40. To the extent the fair market value of the real estate assets is less than the carrying value, then a provision is made to create a valuation allowance for the difference. If such a valuation allowance is needed, it is reflected in the investment accounts for the joint ventures on DSL Service Company's books. Not all of the joint venture investments have valuation allowances as the fair market value of the associated property exceeds its carrying value.

                                                               Retail
                                                            Neighborhood
(Dollars In Thousands)                                    Shopping Centers   Commercial   Residential    Total
----------------------------------------------------------------------------------------------------------------
Cash ...................................................     $    382         $    118     $  1,203     $  1,703
Projects under development .............................         --                964         --            964
Completed projects .....................................       53,292            5,020        5,826       64,138
Other assets ...........................................        4,196              728          133        5,057
----------------------------------------------------------------------------------------------------------------
       Total assets ....................................     $ 57,870         $  6,830     $  7,162     $ 71,862
----------------------------------------------------------------------------------------------------------------
Secured notes payable to the Bank ......................     $ 46,546         $  1,081     $  5,365     $ 52,992
Secured notes payable to others ........................        9,768            3,974          116       13,858
Other liabilities ......................................        8,120            1,820         --          9,940
Equity (deficit):
    DSL Service Company (1) ............................        5,299               38        1,747        7,084
    Allowance for losses recorded by DSL Service Company          101            1,526         --          1,627
    Other partners' (2) ................................      (11,964)          (1,609)         (66)     (13,639)
----------------------------------------------------------------------------------------------------------------
       Total liabilities and equity ....................     $ 57,870         $  6,830     $  7,162     $ 71,862
================================================================================================================
Number of joint venture projects .......................            8                2            2           12
================================================================================================================

(1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(2) The aggregate other partners' deficit of $13.6 million represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. Those allowances totaled $1.6 million at December 31, 1997. At December 31, 1997, the fair value of the real estate assets of certain joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment. Thus, the other partners' deficit of $13.6 million exceeds the amount of valuation allowances established of $1.6 million.

     The following table sets forth by property type Downey's wholly owned investments in real estate and related allowances for losses at December 31, 1997.

                                                                Retail
                                        Single Family        Neighborhood
(Dollars in Thousands)                  Developments (1)   Shopping Centers      Land        Total
----------------------------------------------------------------------------------------------------
Wholly Owned Properties:
Investment in wholly owned projects ...   $ 12,164           $ 31,370 (2)     $10,355 (3)   $ 53,889
Allowance for losses ..................    (11,767)            (2,021)         (5,829)       (19,617)
----------------------------------------------------------------------------------------------------
Net investment in wholly owned projects   $    397           $ 29,349        $  4,526       $ 34,272
====================================================================================================
Number of projects ....................          3                 10              10             23
====================================================================================================

(1) These developments are joint ventures for legal purposes. However, for financial reporting purposes, they are reported as wholly owned, as DSL Service Company assumed operating control effective in 1993.
(2) Includes ten free-standing stores that are part of neighborhood shopping centers totaling $1.9 million and are counted as one project.
(3)  Includes three properties totaling $8.4 million.

     Real estate investments entail risks similar to those presented by Downey's construction and commercial lending activities. In addition, California courts have imposed warranty-like responsibility upon developers of new housing for defects in structure and the housing site, including soil conditions. This responsibility is not necessarily dependent upon a finding that the developer was negligent. Owners of real property also may incur liabilities with respect to environmental matters, including financial responsibility for clean-up of hazardous waste or other conditions, under various federal and state laws.

DEPOSITS

     Deposits increased $696.9 million or 16.7% in 1997, and totaled $4.9 billion at December 31, 1997. Transaction accounts (i.e., checking, regular passbook and money market) increased $104.3 million or 12.5%, while certificates of deposits increased $592.6 million or 17.7%. Of the total increase in deposits, $102.6 million was associated with 13 new branches opened during 1997. The following table sets forth the amount of deposits by classification.

                                                                    December 31,
                                      --------------------------------------------------------------------
                                               1997                    1996                    1995
                                      --------------------------------------------------------------------
                                      Weighted                Weighted                Weighted
                                      Average                  Average                 Average
(Dollars in Thousands)                  Rate       Amount       Rate       Amount       Rate       Amount
----------------------------------------------------------------------------------------------------------
Transaction accounts .............      2.15%   $  935,869      2.04%   $  831,598      1.87%   $  804,891
Certificates of deposit:
   Less than 3.00% ...............      2.64        30,623      2.65        39,061      2.82        57,786
   3.00-3.49 .....................      3.02           766      3.03           723      3.21         1,392
   3.50-3.99 .....................       --           --        3.99            79      3.75         7,781
   4.00-4.49 .....................      4.31        60,095      4.39        63,577      4.18        99,758
   4.50-4.99 .....................      4.87        40,356      4.87       186,576      4.88       262,065
   5.00-5.99 .....................      5.63     2,896,291      5.54     2,489,852      5.52     1,863,474
   6.00-6.99 .....................      6.06       901,920      6.17       536,307      6.46       596,803
   7.00 and greater ..............      7.22         4,058      7.15        25,329      7.29        96,271
----------------------------------------------------------------------------------------------------------
     Total certificates of deposit      5.68     3,934,109      5.56     3,341,504      5.61     2,985,330
----------------------------------------------------------------------------------------------------------
     Total deposits ..............      5.00%   $4,869,978      4.86%   $4,173,102      4.81%   $3,790,221
==========================================================================================================

     The following table shows as of December 31, 1997, certificates of deposit maturities by interest rate category.

                         Less

                         Than      4.00% -    4.50 % -    5.00% -       6.00% -     7.00 %                       Percent
(Dollars in Thousands)   4.00%     4.49%      4.99%       5.99%         6.99%     and greater     Total         of Total
------------------------------------------------------------------------------------------------------------------------
Within 3 months.....   $ 30,125   $ 55,264    $ 29,771   $  885,301   $   47,856    $   721     $1,049,038        26.67%
3 to 6 months ......        479      4,418       2,721      640,938      193,965        445        842,966        21.43
6 to 12 months .....        465        284       4,628    1,076,647      524,374        578      1,606,976        40.84
12 to 24 months ....        313        129       3,169      254,828      114,084        988        373,511         9.49
24 to 36 months ....       --         --            24       19,158        8,276      1,326         28,784         0.73
36 to 60 months ....          7       --            43       19,250       13,230       --           32,530         0.83
Over 60 months .....       --         --          --            169          135       --              304         0.01
-----------------------------------------------------------------------------------------------------------------------
                       $ 31,389   $ 60,095    $ 40,356   $2,896,291   $  901,920    $ 4,058     $3,934,109 (1)   100.00%
=======================================================================================================================

(1) Includes jumb$ 100,000) certificates of deposit of $281.6 million with maturities of 3 months or less, $235.0 million and $466.8 million of 3 to 6 month and 6 to 12 month maturities, respectively, and $119.2 million with a remaining term of over 12 months.

BORROWINGS

     At December 31, 1997, borrowings totaled $483.7 million, compared to $595.3 million at December 31, 1996 and $436.2 million at December 31, 1995. The decline in 1997 occurred as deposit growth exceeded asset growth. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                        December 31,
                                    ----------------------------------------------------
(Dollars in Thousands)                1997       1996       1995       1994       1993
----------------------------------------------------------------------------------------
FHLB advances ...................   $352,458   $386,883   $220,715   $411,800   $  1,800
Other borrowings:
   Reverse repurchase agreements      34,803       --       16,099     53,946       --
   Commercial paper ............      83,811    198,113    196,602    197,839       --
   Industrial revenue bonds ....        --         --         --        6,421      6,496
   Real estate notes ...........      12,663     10,349      2,802      4,770      5,422
----------------------------------------------------------------------------------------
   Total borrowings ............    $483,735   $595,345   $436,218   $674,776   $ 13,718
========================================================================================
Weighted average rate on
   borrowings during the period        6.07%      5.98%      6.39%      5.57%      6.53%

Total borrowings as a percentage
   of total assets                     8.29      11.45       9.37      14.51       0.40
========================================================================================

     The following table sets forth certain information with respect to Downey's short-term borrowings.

(Dollars in Thousands)                                                  1997        1996        1995
------------------------------------------------------------------------------------------------------
FHLB advances with original maturities less than one year:
    Balance at end of year ........................................   $214,300    $279,000    $153,400
    Average balance outstanding during the year ...................    328,886     174,380     268,043
    Maximum amount outstanding at any month-end during the year ...    427,100     279,000     472,000
    Weighted average interest rate at the end of year .............       5.81%       5.70%       6.07%
    Weighted average interest rate during the year ................       5.83        5.78        6.32
Securities sold under agreement to repurchase:
    Balance at end of year ........................................   $ 34,803    $      -    $ 16,099
    Average balance outstanding during the year ...................      4,029      11,761      36,676
    Maximum amount outstanding at any month-end during the year ...     34,803      70,015      52,547
    Weighted average interest rate at the end of year .............       6.65%         -%        5.90%
    Weighted average interest rate during the year ................       5.61        5.19        6.21
Commercial paper sold:
    Balance at end of year ........................................   $ 83,811    $198,113    $196,602
    Average balance outstanding during the year ...................    182,296     174,739     191,313
    Maximum amount outstanding at any month-end during the year ...    272,818     198,113     198,341
    Weighted average interest rate at the end of year .............       5.61%       5.45%       5.56%
    Weighted average interest rate during the year ................       5.75        5.74        6.38
Total short-term borrowings:
    Total average short-term borrowings outstanding during the year   $515,211    $360,880    $496,032
    Total weighted average rate on borrowings during the year .....       5.80%       5.74%       6.34%
======================================================================================================

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Downey's market risk arises primarily from interest rate risk in its lending and deposit taking activities. This interest rate risk occurs to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets.

     Since Downey's earnings depend primarily on its net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, a principal objective of Downey is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality.

     Downey's Asset/Liability Management Committee ("ALCO") is responsible for implementing the interest rate risk management policy which sets forth limits established by the Board of Directors on acceptable changes in net interest income and net portfolio value ("NPV") from specified changes in interest rates. NPV is defined by the OTS as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. ALCO reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and Downey's current operating results, liquidity, capital and interest rate exposure. In addition, ALCO monitors asset and liability maturities and repricing characteristics on a regular basis and performs various simulations and other analyzes to determine the potential impact of various business strategies in controlling interest rate risk and the potential impact of those strategies upon future earnings under various interest rate scenarios. Based on such reviews, ALCO formulates a strategy that is intended to implement the objectives set forth in Downey's business plan without exceeding the net interest income and NPV limits set forth in the interest rate risk policy.

     One measure of Downey's exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of Downey's major asset and liability categories as of December 31, 1997, as well as certain information regarding the difference between interest-earning assets and interest-bearing liabilities in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed, in each period, on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                             December 31, 1997
                                                  -----------------------------------------------------------------------------
                                                    Within        7 - 12        1 - 5       5 - 10        Over         Total
(Dollars in Thousands)                             6 Months       Months        Years        Years       10 Years     Balance
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock ..... (1) $   67,064    $     --      $ 149,399    $    --      $    --      $  216,463
   Loans and mortgage-backed securities:
     Mortgage-backed securities ............. (2)     22,420         4,438       17,770        3,216        1,455        49,299
     Loans secured by real estate:
       Residential:
         Adjustable ......................... (2)  4,340,466        114,246      10,430         --           --       4,465,142
         Fixed .............................. (2)     58,563         19,184      83,456       33,594       19,267       214,064
       Commercial real estate ............... (2)     96,340          9,505      77,692       13,761        1,593       198,891
       Construction ......................... (2)     27,835           --          --           --           --          27,835
       Land ................................. (2)     10,201             41         352          536          359        11,489
     Non-mortgage:
       Commercial ........................... (2)     17,343           --          --           --           --          17,343
       Consumer ............................. (2)    114,309         60,335     207,689         --           --         382,333
-------------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed securities      4,687,477        207,749     397,389       51,107       22,674     5,366,396
-------------------------------------------------------------------------------------------------------------------------------
     Total ..................................     $4,754,541    $   207,749   $ 546,788    $  51,107    $  22,674    $5,582,859
===============================================================================================================================
Deposits and borrowings:
   Interest bearing deposits:
     Fixed maturity deposits ................ (1) $1,990,621    $ 1,553,704   $ 389,784    $    --      $    --      $3,934,109
     Transaction accounts ................... (3)    829,317           --          --           --           --         829,317
   Non-interest bearing transaction
     accounts ...............................        106,552           --          --           --           --         106,552
-------------------------------------------------------------------------------------------------------------------------------
     Total deposits .........................      2,926,490      1,553,704     389,784         --           --       4,869,978
-------------------------------------------------------------------------------------------------------------------------------
   Borrowings ...............................        379,379         24,029      77,527        2,800         --         483,735
-------------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowings ..........     $3,305,869    $ 1,577,733   $ 467,311    $   2,800    $    --      $5,353,713
===============================================================================================================================
Excess (shortfall) of interest-earning
   assets over interest-bearing liabilities .     $1,448,672    $(1,369,984)  $  79,477    $  48,307    $  22,674    $  229,146

Cumulative gap ..............................      1,448,672         78,688     158,165      206,472      229,146
Cumulative gap - as a % of total assets:
   December 31, 1997 ........................         24.82%          1.35%       2.71%        3.54%        3.93%
   December 31, 1996 ........................         16.71           2.68        0.50         1.47         3.04
   December 31, 1995 ........................         13.64           4.96        2.58         3.16         3.47
===============================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Based upon contractual maturity or repricing date.

     Downey's six-month gap at December 31, 1997, was a positive 24.82% (i.e., more interest earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 16.71% and 13.64% at December 31, 1996 and 1995, respectively. Downey's primary strategy to manage interest rate risk is to emphasize the origination of ARMs or loans with relatively short maturities. Interest rates on ARMs are primarily tied to the CMT or COFI. During 1997, 1996 and 1995, Downey originated and purchased approximately $2.0 billion, $1.4 billion and $0.6 billion, respectively, of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less, representing approximately 96%, 95% and 96%, respectively, of all loans and mortgage-backed securities originated and purchased for investment during such periods. ARM originations during those three years were primarily tied to COFI rather than the CMT index.

     At December 31, 1997, 99% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 97% and 99% at December 31, 1996 and 1995, respectively. At December 31, 1997, loans with adjustable interest rates represented 87% of Downey's loan and mortgage-backed securities portfolio. During 1998, Downey will continue to offer residential fixed rate loan products to its customers to meet customer demand. Fixed rate loans are primarily originated for sale in the secondary market and are priced accordingly in order to create loan servicing income and to increase opportunities for originating ARMs. However, Downey occasionally originates for its own portfolio fixed rate loans to facilitate the sale of real estate acquired through foreclosure or that meet certain yield and other approved guidelines. See "Business - Lending Activities - Secondary Marketing and Loan Servicing Activities" on page 4.

     Downey is better protected against rising interest rates with a positive six-month GAP. However, Downey remains subject to possible interest rate spread compression, which would adversely impact Downey's net interest income if interest rates rise. This is primarily due to the lag in the repricing of the indices to which Downey's adjustable-rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on such adjustable-rate loans and mortgage-backed securities. The amount of such interest rate spread compression would depend upon the frequency and severity of such interest rate fluctuations. The positive six-month GAP could decrease in future periods due to, among other things, the continued expansion of the auto and consumer loan portfolios.

     In addition to measuring interest rate risk via a GAP analysis, Downey establishes limits on, and measures the sensitivity of, its net interest income and NPV to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. Downey utilizes an internally maintained asset / liability management simulation model to make the calculations which, for NPV, is calculated on a discounted cash flow basis. First, Downey estimates its net interest income for the next twelve months and the current NPV assuming no change in interest rates from those at period end. Once the base case has been estimated, calculations are made for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. Those results are then compared against the base case to determine the estimated change to net interest income and NPV due to the changes in interest rates. Following are the estimated impacts to net interest income and NPV from various instantaneous, parallel shifts in interest rates based upon Downey's asset and liability structure as of December 31, 1997. Since these estimates are based upon numerous assumptions, such as the expected maturities of Downey's interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, Downey's actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

                                                       Percentage Change In
   Change in Interest Rates            Net Interest        Net Portfolio
      (In Basis Points)                 Income (1)           Value (2)
   ------------------------            ---------------    -----------------
             +200                        (13.6)%               (9.3)%
             +100                         (5.7)                (3.4)
             (100)                         5.5                  3.2
             (200)                        12.0                  9.1

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the NPV of the Bank in a stable interest rate environment versus the NPV in the various rate scenarios.

     The following table shows Downey's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1997. This data differs from that in the GAP table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractural maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                         Expected Maturity Date at December 31, 1997 (1)
                                  --------------------------------------------------------------------------------------------------
                                                                                                                Total       Fair
(Dollars in Thousands)                1998         1999         2000       2001        2002      Thereafter    Balance      Value
------------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
Investment securities .........   $   60,179   $     --     $  75,083   $  49,250   $  25,066   $    6,885   $  216,463   $  216,443
        Average interest rate .         6.04%           -%       5.68%       5.46%       6.42%        4.92%        5.79%
Loans held for sale ...........       35,100         --          --          --          --           --         35,100       35,395
        Average interest rate .         7.58%           -%          -%          -%          -%           -%        7.58%
Mortgage-backed securities
  held for sale ...............       11,156        9,923       8,953       2,511       2,220       14,536       49,299       49,348
        Average interest rate .         6.58%        6.55%       6.53%       7.66%       7.65%        7.52%        6.95%
Loans held for investment:
  Loans secured by real estate:
    Residential:
      Adjustable ..............    1,151,927      866,065     632,803     463,340     340,539    1,008,851    4,463,525    4,501,037
        Average interest rate .         7.61%        7.64%       7.63%       7.62%       7.71%        7.54%        7.61%
      Fixed ...................       41,433       30,790      22,566      17,045      13,056       55,691      180,581      185,348
        Average interest rate .         9.23%        9.16%       9.09%       9.01%       8.91%        7.95%        8.76%
    Other .....................       71,222       26,383      23,710      24,696      19,346       72,858      238,215      237,429
        Average interest rate .         9.17%        8.95%       8.78%       8.80%       8.92%        7.84%        8.64%
  Non-mortgage:
    Commercial ................       14,759        1,075       1,197         312        --           --         17,343       17,343
        Average interest rate .         9.37%        9.37%       9.37%       9.37%         -%           -%         9.37%
    Consumer ..................      124,387      110,891      99,825      47,230        --           --        382,333      386,070
        Average interest rate .        11.28%       11.28%      11.28%      10.01%         -%           -%        11.12%
Interest bearing advances to
  joint ventures ..............       32,122         --          --          --          --           --         32,122       32,122
        Average interest rate .         5.76%          -%          -%         - %          -%           -%         5.76%
Mortgage servicing assets .....          440          389         334         283         238          271        1,955        7,584
------------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive assets   $1,542,725   $1,045,516   $ 864,471   $ 604,667   $ 400,465   $1,159,092   $5,616,936   $5,668,119
====================================================================================================================================
Interest-sensitive liabilities:
Deposits:
  Transaction accounts ........   $  170,935   $  139,714   $ 114,194   $  93,338   $  76,290   $  341,398   $  935,869   $  935,869
        Average interest rate .         2.15%        2.15%       2.15%       2.15%       2.15%        2.15%        2.15%
  Certificates of deposit .....    3,544,325      330,498      27,251      18,612      13,423         --      3,934,109    3,947,913
        Average interest rate .         5.66%        5.85%       5.89%       5.71%       6.01%          -%         5.68%
Borrowings ....................      403,408       36,488      24,220      12,951       3,868        2,800      483,735      485,558
        Average interest rate .         6.10%        6.25%       6.25%       6.27%       6.15%        6.00%        6.12%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive
  liabilities .................   $4,118,668   $  506,700   $ 165,665   $ 124,901   $  93,581   $  344,198   $5,353,713   $5,369,340
====================================================================================================================================

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. Downey uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on Downey's historical experience. Downey's average constant prepayment rate ("CPR") is 16.4% and 21.7% on its fixed-rate and ARM portfolios, respectively, for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and Downey's own historical experience, "decay factors", used to estimate deposit runoff, of 20% (CPR) per year have been applied. The actual maturities of these instruments could vary substantially if future prepayments differ from the Downey's historical experience.

     The following table sets forth the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                                               December 31,
                                                  ------------------------------------
                                                  1997    1996    1995    1994    1993
--------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities .....      7.95%   7.77%   7.67%   6.24%   6.48%
   Investment securities ...................      5.79    6.11    6.29    6.09    4.59
--------------------------------------------------------------------------------------
   Earning assets yield ....................      7.87    7.71    7.60    6.24    6.31
--------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ................................      5.00    4.86    4.81    4.23    3.32
   Borrowings:
      FHLB advances ........................      6.11    5.80    6.07    6.41    6.92
      Other borrowings .....................      6.15    5.60    5.62    5.88    5.03
--------------------------------------------------------------------------------------
   Combined borrowings .....................      6.12    5.73    5.84    6.20    5.28
--------------------------------------------------------------------------------------
   Combined funds ..........................      5.11    4.97    4.92    4.55    3.32
--------------------------------------------------------------------------------------
Interest rate spread .......................      2.76%   2.74%   2.68%   1.69%   2.99%
======================================================================================
End of period effective interest rate spread      2.97%   2.89%   2.87%   1.85%   3.10%
======================================================================================

     The year-end weighted average yield on the loan portfolio increased to 7.95%, compared to 7.77% as of December 31, 1996. The average yield on new loans originated during 1997, 1996 and 1995 was 6.04%, 6.06% and 6.99%, respectively. At December 31, 1997, the ARM portfolio of single family residential loans, including mortgage-backed securities, totaled $4.5 billion with a weighted average rate of 7.58%, compared to $3.9 billion and $3.5 billion with weighted average rates of 7.38% and 7.51% at December 31, 1996 and 1995, respectively.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which Downey has ceased the accrual of interest ("non-accrual loans") and real estate acquired in settlement of loans. Non-performing assets totaled $52.1 million at December 31, 1997, compared to $62.0 million at December 31, 1996, and $97.2 million at December 31, 1995. The decline in non-performing assets was spread throughout all categories and is primarily attributed to the improving California economy. Of the total, real estate acquired in settlement of loans, net of allowances, represented $9.6 million at December 31, 1997, compared to $16.1 million at December 31, 1996, and $18.9 million at December 31, 1995. The 1997 decrease reflects a reduction in the single family inventory and the sale of a shopping center taken in satisfaction of a loan.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                                             December 31,
                                                        ---------------------------------------------------
(Dollars in Thousands)                                    1997      1996        1995      1994       1993
-----------------------------------------------------------------------------------------------------------
Non-accrual loans:
   One-to-four unit residential .....................   $20,816    $22,885    $25,587    $24,012    $30,784
   One-to-four unit residential - subprime ..........      --         --         --         --         --
   Other ............................................    20,883     22,136     52,754     28,025     25,445
-----------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................    41,699     45,021     78,341     52,037     56,229
Real estate acquired in settlement of loans, net (1)      9,626     16,078     18,854     13,558     13,364
Repossessed automobiles .............................       795        928       --         --         --
-----------------------------------------------------------------------------------------------------------
   Gross non-performing assets ......................   $52,120    $62,027    $97,195    $65,595    $69,593
===========================================================================================================

===========================================================================================================
Allowance for loan losses (2):
   Amount ...........................................   $32,092    $30,094    $27,943    $25,650    $26,835
   As a percentage of non-performing loans ..........     76.96%     66.84%     35.67%     49.29%     47.72%
Non-performing assets as a percentage of total assets      0.89       1.19       2.09       1.41       2.01
===========================================================================================================

(1) Excludes real estate acquired in settlement of loans covered under the Butterfield Assistance Agreement. All such assets were sold to the FDIC's Division of Resolution in December 1995.

(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     When resolving problem loans, it is Downey's policy to determine collectibility under various circumstances which will result in maximum financial benefit to Downey. It is also Downey's policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. This is accomplished by either working with the borrower to bring the loan current or by foreclosing and selling the asset. Downey performs ongoing reviews of loans that display weaknesses and maintains adequate loss allowances on the loans. For a discussion on Downey's internal asset review policy, refer to "Allowance for Losses on Loans and Real Estate" on page 40.

     All of Downey's non-performing assets at December 31, 1997, were located in California, with the exception of one property acquired in settlement of loans located in Arizona.

     Downey evaluates the need for appraisals for non-performing assets on a periodic basis. A new appraisal will generally be obtained when Downey believes that there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing its loans. Downey's policy is to obtain new appraisals at least annually for major real estate acquired in settlement of loans. Throughout 1997, Downey obtained new appraisals for non-performing loans and real estate acquired in settlement of loans.

     Non-Accrual Loans. It is Downey's general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In certain cases, loans may remain on accrual status past 90 days when it is determined that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 1997, Downey had no loans 90 days or more delinquent which remained on accrual status. Any interest previously accrued with respect to non-accrual loans is reversed and charged against interest income. Interest income is recognized on non-accrual loans to the extent that payments are received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Such loans are restored to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 1997, non-accrual loans aggregating $2.0 million were less than 90 days delinquent relative to their contractual terms. Additional loans aggregating $17.8 million were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     Impaired Loans. Impaired loans are carried on Downey's accounting records at either the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For Downey, loans collectively reviewed for impairment include all single family loans and performing multi-family and non-residential loans having principal balances of less than $1 million.

     Downey considers a loan to be impaired when, based upon current information and events, it believes it is probable that Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, Downey considers large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. Downey bases the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal is recorded through a charge-off to the allowance for loan losses. At December 31, 1997, the recorded investment in loans for which impairment has been recognized totaled $13.8 million, compared to $46.7 million at December 31, 1996 (all of which were on non-accrual status). The total allowance for losses related to such loans was $1.3 million at December 31, 1997, and $4.4 million at December 31, 1996. For further information regarding impaired loans, see Note 6 of the Notes to the Consolidated Financial Statements on page 62.

     Troubled Debt Restructurings. A restructuring of a debt is considered a troubled debt restructuring when Downey, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate and reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of Downey's investment as possible and to achieve the highest yield possible. There were no troubled debt restructurings on accrual status at December 31, 1997 and 1996.

     Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure.

Delinquent Loans

     When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, Downey normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, the property may then be sold at a foreclosure sale. If Downey has elected to pursue a non-judicial foreclosure, Downey is not permitted under applicable California law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. In foreclosure sales, Downey generally acquires title to the property. At December 31, 1997, loans delinquent 30 days or more as a percentage of total loans was 0.79%, down from 0.90% and 1.99% at December 31, 1996 and 1995, respectively.

     The following table indicates the amounts of Downey's past due loans at the dates indicated.

                                                                                 December 31,
                                               ------------------------------------------------------------------------------------
                                                               1997                                        1996
                                               ------------------------------------------------------------------------------------
                                                30-59      60-89     90+                   30-59      60-89     90+
(Dollars in Thousands)                           Days       Days     Days (1)    Total      Days       Days     Days (1)    Total
---------------------------------------------------------------------------------------   -----------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .....................   $12,099    $ 4,101    $18,579    $34,779    $14,519    $ 5,502    $18,549    $38,570
     One-to-four units - subprime (2) ......       185       --         --          185        198       --         --          198
     Five or more units ....................      --          222       --          222       --         --         --         --
   Commercial real estate ..................      --         --          279        279       --         --         --         --
   Construction ............................      --         --         --         --         --         --         --         --
   Land ....................................      --         --         --         --         --         --          566        566
---------------------------------------------------------------------------------------   -----------------------------------------
     Total real estate loans ...............    12,284      4,323     18,858     35,465     14,717      5,502     19,115     39,334
Non-mortgage:
   Commercial ..............................      --         --         --         --         --         --         --         --
   Consumer:
     Automobile ............................     4,167        981        961      6,109      2,080        328        274      2,682
     Other consumer ........................       218         54        533        805        158         15        181        354
---------------------------------------------------------------------------------------   -----------------------------------------
       Total loans .........................   $16,669    $ 5,358    $20,352    $42,379    $16,955    $ 5,845    $19,570    $42,370
=======================================================================================   =========================================
Delinquencies as a percentage of total loans      0.31%      0.10%      0.38%      0.79%      0.36%      0.12%      0.41%      0.90%
=======================================================================================   =========================================

                                                                 1995                                        1994
                                               ----------------------------------------   -----------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .....................   $14,047    $ 6,645    $22,303    $42,995    $15,306    $ 9,273    $20,584    $45,163
     Five or more units ....................        89       --          447        536       --         --          149        149
   Commercial real estate ..................      --         --       30,675     30,675       --         --        1,139      1,139
   Construction ............................      --         --         --         --         --         --         --         --
   Land ....................................      --         --        6,516      6,516       --         --          836        836
---------------------------------------------------------------------------------------   -----------------------------------------
     Total real estate loans ...............    14,136      6,645     59,941     80,722     15,306      9,273     22,708     47,287
Non-mortgage:
   Commercial ..............................      --         --          115        115       --         --         --         --
   Consumer:
     Automobile ............................       667        249        540      1,456         22         12         24         58
     Other consumer ........................       257        410        170        837        291        171        334        796
---------------------------------------------------------------------------------------   -----------------------------------------
       Total loans .........................   $15,060    $ 7,304    $60,766    $83,130    $15,619    $ 9,456    $23,066    $48,141
=======================================================================================   =========================================
Delinquencies as a percentage of total loans      0.36%      0.18%      1.46%      1.99%      0.37%      0.23%      0.55%      1.15%
=======================================================================================   =========================================

                                                                 1993
                                               ----------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .....................   $15,058    $ 5,565    $29,160    $49,783
     Five or more units ....................        58        205        183        446
   Commercial real estate ..................      --         --       20,882     20,882
   Construction ............................      --         --         --         --
   Land ....................................      --         --         --         --
---------------------------------------------------------------------------------------
     Total real estate loans ...............    15,116      5,770     50,225     71,111
Non-mortgage:
   Commercial ..............................      --         --         --         --
   Consumer:
     Automobile ............................        39          7        131        177
     Other consumer ........................       635        249        479      1,363
---------------------------------------------------------------------------------------
       Total loans .........................   $15,790    $ 6,026    $50,835    $72,651
=======================================================================================
Delinquencies as a percentage of total loans      0.54%      0.21%      1.74%      2.49%
=======================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
(2)  Downey commenced one-to-four subprime lending in the first quarter of 1996.

Allowance for Losses on Loans and Real Estate

     Valuation allowances for losses on loans and real estate are established on a specific and general basis. Specific allowances are determined based on the difference between the carrying value of the asset and its fair value. General valuation allowances are determined based on historical loss experience, current and anticipated levels and trends of delinquent and non-performing loans and the economic environment in Downey's market areas. See Note 1 of Notes to the Consolidated Financial Statements on page 53.

     Downey's Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all Downey assets. Downey's Internal Asset Review Committee ("IARC") is responsible for the review and classification of assets. The IARC members include the Chief Internal Asset Review Officer, Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, General Counsel, Director of Compliance/Risk Management, Credit Administrator and Chief Appraiser. The IARC meets quarterly to review and to determine asset classifications and to recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the IARC. The Chief Internal Asset Review Officer reports quarterly to the Audit Committee of the Board of Directors regarding overall asset quality, the adequacy of valuation allowances on classified assets and Downey's adherence to policies and procedures regarding asset classification and valuation.

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

     It is Downey's policy to provide an allowance for losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. To comply with this policy, Downey has established a monitoring system that requires at least an annual review of all assets in excess of $1 million and a semiannual review of all assets considered adversely classified or criticized. The monitoring system requires a review of current operating statements, an evaluation of the property's current and past performance, an evaluation of the borrower's ability to repay and the preparation of a discounted cash flow analysis. Based on the results of the review, a new appraisal may be required.

     Downey's provision for loan losses totaled $8.6 million in 1997, down $0.5 million from 1996. The provision for loan losses exceeded net loan charge-offs by $2.0 million resulting in an increase in the allowance for loan losses to $32.1 million at December 31, 1997. This increase reflected the growth in single family residential and automobile loans. Included in the current year-end allowance of $32.1 million was $31.7 million of general valuation allowances of which $2.8 million was unallocated to any specific loan category and is maintained due to the uncertain, but improving, economy of California.

     A summary of activity in the allowances for loan losses is set forth below for the years indicated.

(In Thousands)                     1997        1996        1995        1994       1993
-----------------------------------------------------------------------------------------
Balance at beginning of period   $ 30,094    $ 27,943    $ 25,650    $ 26,835    $ 28,425
Provision ....................      8,640       9,137       9,293       4,211       1,085
Charge-offs ..................     (7,773)     (7,660)     (8,017)     (5,511)     (2,675)
Recoveries ...................      1,131         674       1,017         115          22
Transfers ....................       --          --          --          --           (22)
-----------------------------------------------------------------------------------------
Balance at end of period .....   $ 32,092    $ 30,094    $ 27,943    $ 25,650    $ 26,835
=========================================================================================

     Net loan charge-offs were $6.6 million in 1997, down from $7.0 million in both 1996 and 1995. The decline primarily reflected a $2.8 million decline in net charge-offs of one-to-four unit residential loans, partially offset by an increase of $2.7 million in automobile loans. The growth in automobile loan net charge-offs reflects the growth in that portfolio as the ratio of automobile net charge-offs to the average of such loans was 1.58% in 1997 compared to 1.37% in 1996. Charge-offs, net of recoveries, by category of loan are as follows for the years indicated.

(Dollars in Thousands)                                        1997        1996        1995        1994       1993
-------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four unit (1) ..............................   $ 2,165     $ 4,982     $ 5,165     $ 4,051     $ 1,431
      Five or more unit .................................      --           102         469         264         320
    Commercial real estate ..............................      (261)       (250)        807         959         617
    Land ................................................      --          --             4        --          --
Non-mortgage:
    Commercial ..........................................      --           115        (152)        (52)       --
    Consumer:
      Automobile ........................................     4,468       1,791         398           9          51
      Other consumer ....................................       270         246         309         165         234
-------------------------------------------------------------------------------------------------------------------
      Total net loan charge-offs ........................   $ 6,642     $ 6,986     $ 7,000     $ 5,396     $ 2,653
===================================================================================================================
Net loan charge-offs as a percentage of average loans and
    mortgage-backed securities held to maturity .........      0.13%       0.16%       0.17%       0.16%       0.09%
===================================================================================================================

(1) Includes net charge-offs associated with the January 1994 Northridge earthquake of $1.0 million, $1.1 million and $0.8 million in 1996, 1995 and 1994, respectively.

     The allocation of the allowance for loan losses at the dates indicated is as set forth in the following table.

                                                                            December 31,
                               -----------------------------------------------------------------------------------------------------
                                               1997                             1996                            1995
                               ----------------------------------- -------------------------------- --------------------------------
                                              Gross      Allowance              Gross     Allowance             Gross     Allowance
                                               Loan      Percentage              Loan     Percentage             Loan     Percentage
                                             Portfolio    to Loan              Portfolio   to Loan             Portfolio   to Loan
(Dollars in Thousands)         Allowance      Balance     Balance  Allowance    Balance    Balance  Allowance   Balance    Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $14,652      $4,607,545     0.32%   $13,241   $4,046,448     0.33%   $12,254   $3,656,512     0.34%
     Five or more units .....       314          38,278     0.82        517       56,907     0.91        895       57,321     1.56
   Commercial real estate ...     4,112         202,425     2.03      6,956      260,609     2.67      8,456      270,583     3.13
   Construction .............       847          70,865     1.20        773       66,651     1.16        335       28,593     1.17
   Land .....................       331          25,687     1.29        466       21,177     2.20        973       21,867     4.45
Non-mortgage:
   Commercial ...............       196          26,024     0.75        236       22,136     1.07        259       12,864     2.01
   Consumer:
     Automobile .............     8,016         342,326     2.34      4,303      202,186     2.13        849       56,127     1.51
     Other consumer .........       824          47,735     1.73        802       47,281     1.70      1,122       50,945     2.20
Other .......................      --              --        --        --           --        --        --           --        --
Not specifically allocated ..     2,800            --        --       2,800         --        --       2,800         --        --
----------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
       investment ...........   $32,092      $5,360,885     0.60%$   30,094   $4,723,395     0.64%$   27,943   $ 4,154,812    0.67%
==================================================================================================================================

                                                1994                            1993
                               ----------------------------------- --------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $12,404 (1)  $3,688,280     0.34%   $ 7,598   $2,376,586     0.32%
     Five or more units .....       978          63,782     1.53      1,052       73,505     1.43
   Commercial real estate ...     6,814         294,418     2.31     10,551      341,027     3.09
   Construction .............       131          11,367     1.15        372       37,180     1.00
   Land .....................       862           9,822     8.78        608       11,826     5.14
Non-mortgage:
   Commercial ...............       472          12,975     3.64        339        8,229     4.12
   Consumer:
     Automobile .............        42           3,028     1.39         53        3,274     1.62
     Other consumer .........     1,094          53,241     2.05      1,362       48,580     2.80
Other .......................        53          39,143     0.14       --         51,060      --
Not specifically allocated ..     2,800 (1)        --        --       4,900         --        --
-------------------------------------------------------------------------------------------------
     Total loans held for
       investment ...........   $25,650      $4,176,056     0.61    $26,835   $2,951,267     0.91%
=================================================================================================

(1) At March 31, 1994, $2.1 million was reallocated from the "not specifically allocated" category to the "one-to-four unit residential" category for the potential Northridge earthquake loss exposure. During 1994, $1.2 million in loss provision was recorded to further increase the loss allowance associated with the Northridge earthquake.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment and non-conforming loans to joint ventures for the years indicated. The $3.2 million, $3.3 million and $2.9 million provision reductions in 1997, 1996 and 1995 respectively, were due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood retail shopping center investments and to a reduction in the investment in certain joint ventures. Charge-offs in 1997 amounted to $5.6 million related to the sale of four properties held for investment.

(In Thousands)                      1997        1996       1995        1994        1993
-----------------------------------------------------------------------------------------
Balance at beginning of period   $ 30,071    $ 34,338    $ 37,198    $ 38,674    $ 34,921
Provision (reduction) ........     (3,190)     (3,306)     (2,916)     (1,400)      4,128
Charge-offs ..................     (5,637)     (1,035)       --           (76)       (355)
Recoveries ...................       --            74          56        --          --
Transfers ....................       --          --          --          --           (20)
-----------------------------------------------------------------------------------------
Balance at end of period .....   $ 21,244    $ 30,071    $ 34,338    $ 37,198    $ 38,674
=========================================================================================

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

(In Thousands)                     1997       1996       1995       1994       1993
------------------------------------------------------------------------------------
Balance at beginning of period   $ 1,078    $ 1,217    $   743    $   747    $   255
Provision ....................     1,107      1,658      2,498      2,035      1,360
Charge-offs ..................    (1,346)    (1,797)    (2,024)    (2,039)      (890)
Recoveries ...................      --         --         --         --         --
Transfers ....................      --         --         --         --           22
------------------------------------------------------------------------------------
Balance at end of period .....   $   839    $ 1,078    $ 1,217    $   743    $   747
====================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Downey's sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of real estate, sales of loans and mortgaged-backed securities, payments of loans and mortgaged-backed securities, payments for and sales of loan servicing and income from other investments. Repayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions. Loan repayments totaled $1.1 billion for 1997, compared to $0.8 billion in 1996. These repayments were more than offset by new loan originations and purchases for portfolio of $2.1 billion and $1.4 billion, respectively.

     During 1997, Downey experienced a net deposit inflow of $696.9 million, of which $104.3 million represented transaction accounts with the balance of the increase in certificates of deposit. Aggregate borrowings decreased $111.6 million as deposit growth exceeded new loan fundings.

     Downey expects to meet its 1998 funding needs primarily from deposit growth. If those sources fall short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay borrowings, fund existing and future loan and other investment commitments, continue branch improvement programs and maintenance of regulatory liquidity requirements, Downey will utilize borrowing arrangements with the FHLB and other sources. At December 31, 1997, Downey had commitments to fund loans amounting to $125.4 million, stand-by letters of credit of $0.5 million, undrawn lines of credit of $69.8 million and loans in process of $56.3 million. Downey believes its current sources of funds will enable it to meet these obligations while maintaining its liquidity at appropriate levels.

     The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum liquidity ratio set by federal regulators was reduced in 1997 from 5% to 4%. At December 31, 1997, the Bank's ratio was 4.80% compared to 5.26% and 5.03% at December 31, 1996 and 1995, respectively.

REGULATORY CAPITAL COMPLIANCE

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of December 31, 1997. The core and tangible capital ratios were 6.61% and the risk-based capital ratio was 12.64%. These levels are little changed from comparable ratios of 6.56% and 12.66%, respectively, at December 31, 1996, but continue to exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation. During 1997, the amount of the Bank's non-includable investment in real estate required to be deducted from regulatory capital declined by $8.1 million primarily as a result of dividends paid to the Bank by DSL Service Company.


                                                         Tangible Capital       Core Capital       Risk-Based Capital
                                                        ------------------    -----------------    -------------------
(Dollars in Thousands)                                    Amount    Ratio       Amount    Ratio      Amount     Ratio
----------------------------------------------------------------------------------------------------------------------
Stockholder's Equity ...............................   $ 421,230              $ 421,230            $ 421,230
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate      (35,585)               (35,585)             (35,585)
    Goodwill .......................................      (5,053)                (5,053)              (5,053)
    Core deposit premium ...........................        (214)                  (214)                (214)
    Non-permitted mortgage servicing rights ........        (195)                  (195)                (195)
   Additions:
    Unrealized gain on securities available for sale        (110)                  (110)                (110)
    General loss allowance - Investment in DSL .....       1,606                  1,606                1,606
    Loan general valuation allowances (1) ..........        --                     --                 31,713
----------------------------------------------------------------------------------------------------------------------
Regulatory capital .................................     381,679     6.61%      381,679    6.61%      413,392    12.64%
Well capitalized requirement .......................      86,614     1.50 (2)   288,715    5.00       326,959    10.00 (3)
----------------------------------------------------------------------------------------------------------------------
Excess .............................................   $ 295,065     5.11%$   $  92,964    1.61%    $  86,433     2.64%
======================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.67%.

CURRENT ACCOUNTING ISSUE

     In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

YEAR 2000

     Like most financial organizations, Downey has many computer systems that identify dates using only the last two digits of the year. These systems must be prepared to distinguish dates such as 1900 from 2000. Computer system failures due to processing errors potentially arising from calculations using Year 2000 dates are a known risk.

     Downey has established processes to identify, prioritize, renovate or replace systems that may be affected by Year 2000 dates. To date, Downey has completed an inventory of all systems and determined which processes are most critical to supporting customer transaction processing and providing customer services. System renovation and replacement plans have been started and are targeted for completion by the end of 1998, with compliance testing and installation processes to be completed during 1999.

     Downey believes that this process is designed to be successful and will be utilizing current technology in seeking to assure Year 2000 compliant systems. However, third party vendor dependency, including government entities, may impact Downey's efforts to successfully complete Year 2000 compliance for all systems in a timely fashion. Downey is requiring that third party vendors represent their products to be Year 2000 compliant and has planned a program to test for compliance. Contingency plans are being developed in the event that a vendor is not able to provide a Year 2000 compliant solution.

     Commercial loan borrowers of Downey may also be impacted by Year 2000 issues. Downey has embarked on an awareness program to bring these issues to the borrower's attention and to determine the extent of their preparations for Year 2000. In addition, lending guidelines will take into consideration how Year 2000 issues will impact their business and possibly their ability to repay loan obligations to Downey.

     Downey currently estimates that the Year 2000 project may cost approximately $5 million. This cost is in addition to existing personnel who may participate in the project and includes estimates for hardware and software renovation or replacement, as well as additions to existing staff who will be specifically devoted to the project. Approximately 55% of the cost represents costs to migrate to a new personal computer environment and to replace certain older automated teller machines, both of which Downey might otherwise have implemented/replaced during the period notwithstanding the Year 2000 issue. As such, that portion of the Year 2000 costs are projected to be amortized over the useful life of the equipment. Of the estimated $5 million total cost, approximately $0.1 million was incurred in 1997, with approximately $1.5 million to be expensed in each of 1998 and 1999, approximately $1.0 million in 2000, with the balance in subsequent years. As Downey progresses in addressing the Year 2000 issue, estimates of costs could change, including failure of any third party vendor to provide Year 2000 compliant solutions in a timely fashion.

ITEM 8. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                     Page

      Independent Auditors' Report..............................      47
      Consolidated Balance Sheets...............................      48
      Consolidated Statements of Income.........................      49
      Consolidated Statements of Comprehensive Income...........      50
      Consolidated Statements of Stockholders' Equity...........      50
      Consolidated Statements of Cash Flows.....................      51
      Notes to Consolidated Financial Statements................      53

                          Independent Auditors' Report


The Board of Directors and Stockholders
Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 1997 and 1996, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of Downey's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


Los Angeles, California
January 14, 1998

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                           December 31,
(Dollars in Thousands, Except Per Share Data)                                           1997         1996
------------------------------------------------------------------------------------------------------------
ASSETS
Cash ...........................................................................   $    48,823   $    67,221
Federal funds ..................................................................         6,095         6,038
------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ..................................................        54,918        73,259
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value ..........................................       159,398       141,999
Municipal securities being held to maturity, at amortized cost (estimated market
    value of $6,865 at December 31, 1997, and $6,975 at December 31, 1996) .....         6,885         6,997
Loans held for sale, at the lower of cost or market ............................        35,100        12,865
Mortgage-backed securities available for sale, at fair value ...................        49,299        61,267
Loans receivable held for investment ...........................................     5,281,997     4,655,714
Investments in real estate and joint ventures ..................................        41,356        46,498
Real estate acquired in settlement of loans ....................................         9,626        16,078
Premises and equipment .........................................................       101,901        96,643
Federal Home Loan Bank stock, at cost ..........................................        44,085        41,447
Other assets ...................................................................        51,260        45,390
------------------------------------------------------------------------------------------------------------
                                                                                   $ 5,835,825   $ 5,198,157
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................................   $ 4,869,978   $ 4,173,102
Government securities sold under agreements to repurchase ......................        34,803          --
Federal Home Loan Bank advances ................................................       352,458       386,883
Commercial paper ...............................................................        83,811       198,113
Other borrowings ...............................................................        12,663        10,349
Accounts payable and accrued liabilities .......................................        40,579        28,357
Deferred income taxes ..........................................................        11,187         9,782
------------------------------------------------------------------------------------------------------------
    Total liabilities ..........................................................     5,405,479     4,806,586
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock,  par  value of $0.01  per  share;  authorized 50,000,000 shares;
    outstanding 26,755,938 shares at December 31, 1997, and 25,459,079
    shares at December 31, 1996 ................................................           268           255
Additional paid-in capital .....................................................        45,954        22,607
Unrealized gains (losses) on securities available for sale .....................           110        (1,559)
Retained earnings ..............................................................       384,014       370,268
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity .................................................       430,346       391,571
------------------------------------------------------------------------------------------------------------
                                                                                   $ 5,835,825   $ 5,198,157
============================================================================================================










See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                    Years ended December 31,
                                                                           ------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                   1997           1996           1995
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ....................................................      $ 404,081      $ 329,746      $ 300,098
   U.S. Treasury and agency securities .................................          8,300          7,765         11,122
   Mortgage-backed securities ..........................................          3,633          4,317          4,311
   Other investments ...................................................          4,404          4,532          2,661
   Yield maintenance on covered assets, net ............................           --             --              636
---------------------------------------------------------------------------------------------------------------------
       Total interest income ...........................................        420,418        346,360        318,828
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ............................................................        227,521        184,402        180,859
   Borrowings ..........................................................         38,739         27,363         33,379
---------------------------------------------------------------------------------------------------------------------
       Total interest expense ..........................................        266,260        211,765        214,238
---------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME .................................................        154,158        134,595        104,590
   PROVISION FOR LOAN LOSSES ...........................................          8,640          9,137          9,293
---------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses .............        145,518        125,458         95,297
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees .......................................         10,921          7,435          5,546
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate ....................          2,904            392          4,539
     Reduction of loss on real estate and joint ventures ...............          3,190          3,306          2,916
     Operations, net ...................................................          8,128          4,543          3,737
   Secondary marketing activities:
     Loan servicing fees ...............................................          1,276          1,415          1,460
     Net gains on sales of loans and mortgage-backed securities ........          2,675          1,543            266
   Net gains (losses) on sales of investment securities ................           --            4,473            (15)
   Reduction of loss on investment in lease residual ...................           --             --              207
   Other ...............................................................          6,094          2,092          1,943
---------------------------------------------------------------------------------------------------------------------
       Total other income, net .........................................         35,188         25,199         20,599
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs ..........................................         54,366         45,811         39,349
   Premises and equipment costs ........................................         15,272         12,640         11,535
   Advertising expense .................................................          6,847          4,071          2,028
   Professional fees ...................................................          5,113          2,985          3,150
   SAIF insurance premiums and regulatory assessments ..................          3,439          8,949          9,024
   Other general and administrative expense ............................         14,519         12,004          9,384
---------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense ..........................         99,556         86,460         74,470
---------------------------------------------------------------------------------------------------------------------
   SAIF Special Assessment .............................................           --           24,644           --
   Net operation of real estate acquired in settlement of loans ........          1,184          2,567          4,206
   Amortization of excess of cost over fair value of net assets acquired            532            532            530
---------------------------------------------------------------------------------------------------------------------
       Total operating expense .........................................        101,272        114,203         79,206
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .............................................         79,434         36,454         36,690
Income taxes ...........................................................         34,200         15,750         15,597
---------------------------------------------------------------------------------------------------------------------
   NET INCOME ..........................................................      $  45,234      $  20,704      $  21,093
=====================================================================================================================
PER SHARE INFORMATION:
Basic ..................................................................      $    1.69      $    0.77      $    0.79
=====================================================================================================================
DILUTED ................................................................      $    1.69      $    0.77      $    0.79
=====================================================================================================================
CASH DIVIDENDS PAID ....................................................      $   0.315      $   0.304      $   0.290
=====================================================================================================================
Weighted average shares outstanding ....................................     26,800,190     26,765,039     26,731,528
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                      Years ended December 31,
                                                                                   -------------------------------
(Dollars in Thousands)                                                               1997       1996        1995
------------------------------------------------------------------------------------------------------------------
NET INCOME .....................................................................   $ 45,234   $ 20,704    $ 21,093
------------------------------------------------------------------------------------------------------------------
Other  comprehensive  income  (loss),  net of  income  taxes:  Unrealized  gains
   (losses) on securities available for sale:
     U.S. Treasury and agency obligations and other investment securities
       available for sale, at fair value .......................................      1,331     (4,710)      2,985
     Mortgage-backed securities available for sale, at fair value ..............        338       (344)      1,566
------------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss) ...........................................      1,669     (5,054)      4,551
------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ...........................................................   $ 46,903   $ 15,650    $ 25,644
==================================================================================================================


                 Consolidated Statements of Stockholders' Equity

                                                                              Unrealized
                                                                 Additional   Gain (Loss)
                                                      Common      Paid-in    on Securities       Retained
(Dollars in Thousands, Except Per Share Data)          Stock      Capital   Available for Sale   Earnings      Total
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994 .....................   $   162    $   3,720     $  (1,056)       $ 363,361    $ 366,187
Cash dividends, $0.290 per share ..................      --           --            --             (7,759)      (7,759)
Stock dividend ....................................         8       18,976          --            (18,984)        --
Unrealized gain on securities available for sale ..      --           --           4,551             --          4,551
Net income ........................................      --           --            --             21,093       21,093
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995 .....................       170       22,696         3,495          357,711      384,072
Cash dividends, $0.304 per share ..................      --           --            --             (8,147)      (8,147)
Three-for-two stock split effected in the form of a
   stock dividend .................................        85          (89)         --               --             (4)
Unrealized loss on securities available for sale ..      --           --          (5,054)            --         (5,054)
Net income ........................................      --           --            --             20,704       20,704
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996 .....................       255       22,607        (1,559)         370,268      391,571
Cash dividends, $0.315 per share ..................      --           --            --             (8,454)      (8,454)
Stock dividend ....................................        13       23,012          --            (23,034)          (9)
Exercise of stock options .........................      --            335          --               --            335
Unrealized gain on securities available for sale ..      --           --           1,669             --          1,669
Net income ........................................      --           --            --             45,234       45,234
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 .....................   $   268    $  45,954     $     110        $ 384,014    $ 430,346
======================================================================================================================








See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                           Years Ended December 31,
                                                                                --------------------------------------------
(In Thousands)                                                                           1997         1996         1995
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................   $    45,234    $    20,704    $    21,093
  Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Depreciation and amortization ............................................         9,389          8,279          7,390
      Provision for losses on loans, leases, real estate acquired in settlement
        of loans, investments in real estate and joint ventures and other assets         6,780          7,533          8,693
      Net gains on sales of loans and mortgage-backed securities, investment
        securities, real estate and other assets ...............................        (9,210)        (6,827)        (4,799)
      Interest capitalized on loans (negative amortization) ....................       (12,885)        (9,388)        (2,600)
      Federal Home Loan Bank dividends .........................................        (2,638)        (2,301)        (1,808)
  Loans originated for sale ....................................................      (289,271)      (159,941)       (93,496)
  Proceeds from sales of loans originated for sale .............................       179,046        135,074         80,972
  Other, net ...................................................................         1,559          4,112        (11,643)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ...........................       (71,996)        (2,755)         3,802
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Maturities of U.S. Treasury and agency obligations .........................         9,875           --           30,000
    Sales of loans held for investment .........................................       294,469           --             --
    Sales of investment securities available for sale ..........................          --          189,541           --
    Sales of mortgage-backed securities available for sale .....................        88,723         31,314         21,135
    Sales of wholly owned real estate and real estate acquired in settlement of         15,043         10,337         45,393
      loans
  Purchase of:
    U.S. Treasury and agency obligations and other investment securities .......       (25,000)      (170,455)       (42,089)
    Mortgage-backed securities available for sale ..............................          --          (30,073)          --
    Loans receivable held for investment .......................................       (35,828)          (223)       (44,194)
  Loans receivable originated held for investment (net of refinances of
    $56,366, $90,824, and $50,039 during 1997, 1996 and 1995, respectively) ....    (1,961,710)    (1,309,663)      (493,955)
  Principal payments on loans receivable held for investment and mortgage-backed
    securities held to maturity and available for sale .........................     1,086,551        757,550        501,367
  Net change in undisbursed loan funds .........................................        13,356         12,147         11,605
  Investments in real estate held for investment ...............................         5,115         (6,454)        (1,377)
  Other, net ...................................................................       (14,086)        (7,698)       (13,214)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ...........................      (523,492)      (523,677)        14,671
----------------------------------------------------------------------------------------------------------------------------




















See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                            Years Ended December 31,
                                                                                     ---------------------------------------
(In Thousands)                                                                           1997         1996         1995
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits .....................................................   $   696,876    $   382,881    $   232,823
  Net increase (decrease) in securities sold under agreements to repurchase ....        34,803        (16,099)          --
  Proceeds from Federal Home Loan Bank advances ................................       872,900      1,018,700        844,800
  Repayments of Federal Home Loan Bank advances ................................      (907,325)      (852,532)    (1,035,885)
  Net increase (decrease) in other borrowings ..................................      (111,988)         9,058        (47,473)
  Proceeds from exercise of stock options ......................................           335           --             --
  Cash dividends ...............................................................        (8,454)        (8,147)        (7,759)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities ...........................       577,147        533,861        (13,494)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ...........................       (18,341)         7,429          4,979
Cash and cash equivalents at beginning of year .................................        73,259         65,830         60,851
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $    54,918    $    73,259    $    65,830
============================================================================================================================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Interest ...................................................................   $   267,589    $   212,482    $   215,696
    Income taxes ...............................................................        23,572         19,753         13,965
Supplemental disclosure of non-cash investing:
  Loans transferred from held for investment to held for sale ..................       290,558          1,791           --
  U.S Treasury and agency obligations transferred from held to maturity to
   available for sale ..........................................................          --             --          164,880
  Loans exchanged for mortgage-backed securities ...............................        89,522         26,452           --
  Mortgage-backed securities transferred from held to maturity to available for           --             --           33,555
  sale
  Real estate acquired in settlement of loans ..................................        23,686         27,367         36,991
  Loans to facilitate the sale of real estate acquired in settlement of loans ..        21,919         23,356         13,777
============================================================================================================================
























See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


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

     Downey is required to carry its available for sale mortgage-backed securities portfolio, real estate acquired in settlement of loans, and real estate held for investment or under development at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset. Such estimates related to the mortgage-backed and investment securities portfolios include published bid prices or bid quotations received from securities dealers. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

     Mortgage-Backed Securities Purchased Under Resale Agreements, U.S. Treasury and Agency Obligations, Other Investment Securities, Municipal Securities and Mortgage-Backed Securities

     Downey has established written guidelines and objectives for its investing activities. At the time of purchase of a mortgage-backed security purchased under resale agreement, U.S. Treasury and agency obligation, other

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     investment security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey's investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

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

     Available for Sale

     Securities available for sale are carried at market value. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity and comprehensive income, net of income taxes, unless the security is deemed permanently impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

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

     Gains or Losses on Sales of Loans and Mortgage Servicing Assets

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey adopted, effective January 1, 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125"). In accordance with SFAS 125, Downey capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     estimated period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

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

     Derivative Financial Instruments

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

     Loans Receivable Held for Investment

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

     Accrued interest on loans that are contractually ninety days or more past due or when collection of interest appears doubtful is generally reversed and charged against interest income. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

     Allowance for Loan Losses

     The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and adequate general valuation allowances to cover loan losses. In determining the allowance for loan losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Downey reviews all loans under $1 million by analyzing their performance and composition of their collateral as a whole, because of the relatively homogeneous nature of the portfolios. Specific valuation allowances for secured loans are determined by the excess of

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     the recorded investment in the loan over the fair value, where appropriate, of the collateral. In determining overall general valuation allowances to be maintained and the loan loss allowance ratios, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans by Downey's Internal Asset Review Committee, industry experience, historical loss experience, year of origination, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

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

     Loan Servicing

     Downey services mortgage loans for investors. Fees earned for servicing loans owned by investors are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

     Investment in Real Estate and Joint Ventures

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

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Real Estate Acquired in Settlement of Loans

     Real estate acquired through foreclosure is initially recorded at fair value (net of an allowance for estimated selling costs and delinquent property taxes) at the date of foreclosure, and a valuation allowance is established for any subsequent declines in fair value. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

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

     Impairment of Long-Lived Assets

     Downey reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Securities Sold Under Agreements to Repurchase

     Downey enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in Downey's consolidated financial statements. The securities collateralizing reverse repurchase agreements are delivered to several major national brokerage firms who arranged the transactions. These securities are reflected as assets in Downey's consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to Downey at the maturity of the agreements.

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

     Stock Option Plan

     Prior to January 1, 1996, Downey accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, Downey adopted Statement of

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. Downey has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

     Per Share Information

     Downey adopted, effective December 31, 1997, Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

     Current Accounting Pronouncement

     In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

     SFAS 131 requires  that a public  business  enterprise  report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), for the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

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

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

(2)  Business Combination

     During 1988, the Bank acquired Butterfield Savings and Loan Association, FSA ("Butterfield") from the Federal Savings and Loan Insurance Corporation ("FSLIC") in a FSLIC assisted acquisition.

     Concurrent with the acquisition, the Bank and the FSLIC entered into an assistance agreement ("Butterfield Assistance Agreement") that provides for the indemnification of the Bank against losses incurred on the disposal of certain defined covered assets and the settlement of certain unreserved preacquisition liabilities or contingencies reduced by tax benefits associated with those expenses as defined. Additionally, the FSLIC agreed to provide yield maintenance assistance on certain covered assets at the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"). All such amounts received are nontaxable under the Internal Revenue Code.

     During 1995, the estimated losses on covered assets which were covered by the Butterfield Assistance Agreement totaled $12.9 million. The yield maintenance on covered assets totaled $0.6 million for 1995, and is included in interest income. The remaining covered assets which consist primarily of real estate of $9.2 million and loans receivable of $2.5 million were repurchased by the Federal Deposit Insurance Corporation ("FDIC") on December 29, 1995, as it exercised its right under the Butterfield Assistance Agreement.

     As all assets subject to the Butterfield Assistance Agreement have been sold or repurchased by the FDIC, Downey and the FDIC terminated the Butterfield Assistance Agreement on March 31, 1997.

(3) U.S. Treasury and Agency Obligations and Other Investment Securities Available for Sale

     The amortized cost and estimated  market value of U.S.  Treasury and agency
     obligations  and  other  investment   securities  available  for  sale  are
     summarized as follows:

                                                Gross        Gross     Estimated
                                 Amortized    Unrealized   Unrealized    Market
     (In Thousands)                 Cost         Gains       Losses      Value
     ---------------------------------------------------------------------------
     December 31, 1997 ........   $160,089    $    441      $  1,132    $159,398
     ===========================================================================
     December 31, 1996 ........   $145,025    $    317      $  3,343    $141,999
     ===========================================================================

     The amortized cost and estimated market value of U.S. Treasury and agency obligations and other securities available for sale at December 31, 1997, by contractual maturity, are shown below.


                                                 Amortized    Market
         (In Thousands)                             Cost      Value
     ----------------------------------------------------------------
     Due in one year or less .................   $  9,990    $  9,999
     Due after one year through five years (1)    150,099     149,399
     ----------------------------------------------------------------
     Total .................................     $160,089    $159,398
     ================================================================

     (1) No investment matures beyond five years.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Proceeds, gross realized gains and losses on the sales of U.S. Treasury and agency obligations and other investment securities available for sale are summarized as follows:

     (In Thousands)               1997      1996      1995
     ------------------------------------------------------
     Proceeds ................   $ --     $189,541   $  --
     ======================================================
     Gross realized gains ....   $ --     $  4,578   $  --
     ======================================================
     Gross realized losses ...   $ --     $    105   $  --
     ======================================================

     Net unrealized losses on investment securities available for sale were recognized in stockholders' equity in the amount of $0.7 million, or $0.4 million net of income taxes, at December 31, 1997, compared to net unrealized losses of $3.0 million, or $1.7 million net of income taxes, at December 31, 1996.

(4) Loans and Mortgage-Backed Securities Purchased Under Resale Agreements, U.S. Treasury and Agency Obligations and Other Investment Securities Held to Maturity

     Loans and Mortgage-Backed Securities Purchased Under Resale Agreements

     There were no loans or mortgage-backed securities purchased under resale agreements at December 31, 1997 or 1996. The average interest rate and balance was 5.72% and $8.0 million, respectively, during 1997, and 5.52% and $18.1 million, respectively, during 1996. The maximum amount outstanding at any month-end during 1997 and 1996 was $20.0 million and $40.0 million, respectively.

     U.S. Treasury and Agency Obligations and Other Investment Securities

     The loss on sale during 1995 of $15,000 was realized upon the in-substance maturity of $15.0 million in U.S. Treasury obligations.

     Municipal Securities Held to Maturity

     The amortized cost and estimated market value of municipal securities held to maturity are summarized as follows:

                                             Gross         Gross     Estimated
                               Amortized   Unrealized    Unrealized    Market
     (In Thousands)              Cost        Gains        Losses       Value
     ------------------------------------------------------------------------
     December 31, 1997 .....    $6,885      $    --        $   20      $6,865
     ========================================================================
     December 31, 1996 .....    $6,997      $    --        $   22      $6,975
     ========================================================================

     The investment at December 31, 1997 and 1996 represents an industrial revenue bond on which the interest income is not subject to federal income taxes.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  Mortgage-Backed Securities Available for Sale

     The amortized cost and estimated market value of the mortgage-backed securities available for sale are summarized as follows:

                                               Gross        Gross     Estimated
                                 Amortized   Unrealized  Unrealized     Market
     (In Thousands)                Cost        Gains       Losses       Value
     -------------------------------------------------------------------------
     December 31, 1997:
       GNMA certificates .....    $ 9,623      $   459     $  --       $10,082
       FNMA certificates .....        201            9        --           210
       FHLMC certificates ....     19,659         --           163      19,496
       Non-agency certificates     18,933          583           5      19,511
     -------------------------------------------------------------------------
         Total ...............    $48,416      $ 1,051     $   168     $49,299
     =========================================================================
     December 31, 1996:
       GNMA certificates .....    $11,669      $   241     $     6     $11,904
       FNMA certificates .....        225            9        --           234
       FHLMC certificates ....     23,475         --           351      23,124
       Non-agency certificates     25,607          596         198      26,005
     -------------------------------------------------------------------------
         Total ...............    $60,976      $   846     $   555     $61,267
     =========================================================================

     Net unrealized gains on mortgage-backed securities available for sale were recognized in stockholders' equity in the amount of $0.9 million, or $0.5 million net of income taxes, at December 31, 1997. At December 31, 1996, net unrealized gains were recognized in stockholders' equity in the amount of $0.3 million, or $0.2 million net of income taxes.

     Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

     (In Thousands)              1997       1996     1995
     ------------------------------------------------------
     Proceeds ...............   $88,723   $31,314   $21,135
     ======================================================
     Gross realized gains ...   $   728   $   809   $    46
     ======================================================
     Gross realized losses ..   $   928   $   221   $   283
     ======================================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)  Loans Receivable

     Loans receivable are summarized as follows:

                                                                December 31,
                                                        --------------------------
     (In Thousands)                                         1997           1996
     -----------------------------------------------------------------------------
     Held for investment:
       Loans secured by real estate:
         Residential:
           One-to-four units ........................   $ 4,358,475    $ 4,013,190
           One-to-four units - subprime .............       249,070         33,258
           Five or more units .......................        38,278         56,907
         Commercial real estate .....................       202,425        260,609
         Construction ...............................        70,865         66,651
         Land .......................................        25,687         21,177
       Non-mortgage:
         Commercial .................................        26,024         22,136
         Consumer:
           Automobile ...............................       342,326        202,186
           Other consumer ...........................        47,735         47,281
     -----------------------------------------------------------------------------
                                                          5,360,885      4,723,395
       Less:
         Undisbursed loan funds .....................       (64,884)       (49,250)
         Net deferred costs and premiums ............        18,088         11,663
         Allowance for estimated losses .............       (32,092)       (30,094)
     -----------------------------------------------------------------------------
           Loans receivable held for investment .....   $ 5,281,997    $ 4,655,714
     -----------------------------------------------------------------------------
     Held for sale:
       Loans secured by residential one-to-four units   $    35,100    $    12,865
     =============================================================================

     Over 99% of the real estate securing Downey's loans is located in California.

     Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates ("related parties") on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. Those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 1997 and 1996, the Bank had extended loans to certain directors, executive officers and their associates totaling $27.1 million and $28.8 million, respectively. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 1997 and 1996:

     (In Thousands)                     1997        1996
     -----------------------------------------------------
     Balance at beginning of period   $ 28,835    $ 29,681
     Additions ....................      3,857        --
     Repayments ...................     (5,598)       (846)
     -----------------------------------------------------
     Balance at end of period .....   $ 27,094    $ 28,835
     =====================================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     A summary of activity in the allowance for loan losses for loans receivable held for investment during 1997, 1996 and 1995 follows:

                                                                                                   Not
                                                  Real                                Other    Specifically
     (In Thousands)                              Estate     Commercial  Automobile   Consumer   Allocated    Total
     ---------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1994 ...........   $ 21,189    $    472     $     42    $  1,094    $  2,800   $ 25,597
     Provision for (reduction of) loan losses      8,116        (365)       1,205         337        --        9,293
     Charge-offs ............................     (7,247)       --           (401)       (316)       --       (7,964)
     Recoveries .............................        855         152            3           7        --        1,017
     ---------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995 ...........     22,913         259          849       1,122       2,800     27,943
     Provision for (reduction of) loan losses      3,874          92        5,245         (74)       --        9,137
     Charge-offs ............................     (5,200)       (115)      (2,096)       (249)       --       (7,660)
     Recoveries .............................        366        --            305           3        --          674
     ---------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ...........     21,953         236        4,303         802       2,800     30,094
     Provision for (reduction of) loan losses        207         (40)       8,181         292        --        8,640
     Charge-offs ............................     (2,389)       --         (5,109)       (275)       --       (7,773)
     Recoveries .............................        485        --            641           5        --        1,131
     ---------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ...........   $ 20,256    $    196     $  8,016    $    824    $  2,800   $ 32,092
     ===============================================================================================================

     Net charge-offs represented 0.13%, 0.16% and 0.17% of average loans for 1997, 1996 and 1995, respectively.

     All impaired loans at December 31, 1997 and 1996 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances, and impaired loans without specific allowances.

                                                  Net          Specific        Net
     (In Thousands)                          Carrying Value    Allowance     Balance
     -------------------------------------------------------------------------------
     December 31, 1997:
         Loans with specific allowances ..      $  --           $  --        $  --
         Loans without specific allowances       13,798            --         13,798
     -------------------------------------------------------------------------------
         Total impaired loans ............      $13,798         $  --        $13,798
     ===============================================================================
     December 31, 1996:
         Loans with specific allowances ..      $ 2,967         $  (276)     $ 2,691
         Loans without specific allowances       43,763            --         43,763
     -------------------------------------------------------------------------------
         Total impaired loans ............      $46,730         $  (276)     $46,454
     ===============================================================================

     The average recorded investment in impaired loans during 1997 totaled $15.1 million and $45.8 million in 1996. During 1997, total interest recognized on the impaired loan portfolio, on a cash basis, was $2.0 million, compared to $3.5 million in 1996.

     The combined weighted average interest yield on loans receivable held for investment and sale was 7.96% and 7.77% as of December 31, 1997 and 1996, respectively, and averaged 7.81%, 7.72% and 7.20% during 1997, 1996 and 1995, respectively.

     The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $41.7 million and $45.0 million as of December 31, 1997 and 1996, respectively. There were no troubled debt restructurings on accrual status as of December 31, 1997 and 1996.

     Interest due on non-accrual loans but excluded from interest income was approximately $1.8 million for 1997, $4.1 million for 1996 and $6.1 million for 1995.

(7)  Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $612.5 million and $576.0 million at December 31, 1997 and 1996, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $2.1 million and $2.0 million at December 31, 1997 and 1996, respectively.

     Mortgage servicing rights of $1.2 million and $1.0 million related to loans sold with servicing rights retained were capitalized in 1997 and 1996, respectively, and $0.4 million related to purchased servicing rights was capitalized in 1995. Mortgage servicing rights have been written down to their fair value of $2.0 million, $1.2 million and $0.4 million at December 31, 1997, 1996 and 1995, respectively. Amortization of mortgage servicing rights was $295,000 in 1997, $179,000 in 1996 and $48,000 in 1995.

     Starting in 1996, a valuation reserve was provided for mortgage servicing rights. The allowance for mortgage servicing rights during 1997 and 1996 are summarized as follows:

     (In Thousands)                    1997    1996
     -----------------------------------------------
     Balance at beginning of period   $ 101    $--
     Additions ....................     249      129
     Reductions ...................    (144)     (28)
     -----------------------------------------------
     Balance at end of period .....   $ 206    $ 101
     ===============================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  Investments in Real Estate and Joint Ventures

     Investments in real estate and joint ventures are summarized as follows:

                                                                          December 31,
                                                                      --------------------
         (In Thousands)                                                 1997        1996
     -------------------------------------------------------------------------------------
     Gross investments in real estate .............................   $ 63,321    $ 66,745
     Accumulated depreciation .....................................     (9,432)    (11,094)
     Allowance for estimated losses ...............................    (19,617)    (22,294)
     -------------------------------------------------------------------------------------
        Investments in real estate (1) ............................     34,272      33,357
     -------------------------------------------------------------------------------------
     Investments in and interest bearing advances to joint ventures      8,711      20,918
     Joint venture valuation allowance ............................     (1,627)     (7,777)
     -------------------------------------------------------------------------------------
        Investments in joint ventures .............................      7,084      13,141
     -------------------------------------------------------------------------------------
        Total investments in real estate and joint ventures .......   $ 41,356    $ 46,498
     =====================================================================================

     (1) Includes $0.4 million and $0.6 million at December 31, 1997 and 1996, respectively, associated with three single family housing developments which are joint ventures for legal purposes. They are reported as wholly owned for financial reporting purposes because DSL Service Company assumed operating control effective in the fourth quarter of 1993.

     The table set forth below describes the type, location, and amount invested in real estate and joint ventures, net of specific valuation allowances of $19.5 million and general valuation allowances of $1.7 million, at December 31, 1997:

     (In Thousands)                                         California   Arizona    Other       Total
     -------------------------------------------------------------------------------------------------
     Shopping centers .....................................   $18,061    $17,954    $  --      $36,015
     Office buildings .....................................       573       --         --          573
     Residential ..........................................     2,250       --         --        2,250
     Land .................................................     3,490        309        459      4,258
     -------------------------------------------------------------------------------------------------
       Total real estate before general valuation allowance   $24,374    $18,263    $   459    $43,096
     =================================================================================================
     General valuation allowance                                                                (1,740)
                                                                                                ------
     Net investment in real estate and joint ventures                                          $41,356
                                                                                                ======

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     A summary of real estate and joint venture operations included in Downey's results of operations follows:

     (In Thousands)                                             1997        1996       1995
     ----------------------------------------------------------------------------------------
     Wholly owned operations:
       Rental operations:
          Rental income ..................................   $  4,689    $  4,649    $  5,837
          Costs and expenses .............................     (2,372)     (2,232)     (2,126)
     ----------------------------------------------------------------------------------------
             Net rental operations .......................      2,317       2,417       3,711
       Net gains on sales of real estate .................      2,904         392       4,539
       Reduction of losses on real estate ................        985       1,263       2,085
     ----------------------------------------------------------------------------------------
          Total wholly owned operations ..................      6,206       4,072      10,335
     ----------------------------------------------------------------------------------------
     Joint venture operations:
       Equity in net income (loss) from joint ventures ...      3,931          55      (1,676)
       Reduction of losses provided by DSL Service Company      2,205       2,043         831
     ----------------------------------------------------------------------------------------
          Net joint venture operations ...................      6,136       2,098        (845)
     Interest from joint venture advances ................      1,880       2,071       1,702
     ----------------------------------------------------------------------------------------
       Total joint venture operations ....................      8,016       4,169         857
     ----------------------------------------------------------------------------------------
          Total ..........................................   $ 14,222    $  8,241    $ 11,192
     ========================================================================================

     Activity in the allowance for losses on real estate and investments in joint ventures for 1997, 1996 and 1995 is as follows:

                                                    Real Estate    Commercial    Residential    Investments
                                                      Held for     Real Estate   Real Estate        In
                                                      or Under      Held for       Held for        Joint
     (In Thousands)                                 Development    Investment     Investment     Ventures      Total
     ----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1994 ................   $  6,173      $  8,093       $ 12,328       $ 10,604    $ 37,198
     Reduction of estimated losses ...............       (206)       (1,410)          (469)          (831)     (2,916)
     Charge-offs .................................       --            --             --             --          --
     Recoveries ..................................       --            --             --               56          56
     ----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995 ................      5,967         6,683         11,859          9,829      34,338
     Provision for (reduction of) estimated losses         50        (1,567)           254         (2,043)     (3,306)
     Charge-offs .................................       (680)         --             (272)           (83)     (1,035)
     Recoveries ..................................       --            --             --               74          74
     ----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ................      5,337         5,116         11,841          7,777      30,071
     Provision for (reduction of) estimated losses        492        (1,403)           (74)        (2,205)     (3,190)
     Charge-offs .................................       --          (1,692)          --           (3,945)     (5,637)
     Recoveries ..................................       --            --             --             --          --
     ----------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ................   $  5,829      $  2,021       $ 11,767       $  1,627    $ 21,244
     ================================================================================================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Condensed financial information of joint ventures reported on the equity method is as follows:

               Condensed Combined Balance Sheets - Joint Ventures

                                                                        December 31,
                                                                   ----------------------
     (In Thousands)                                                   1997        1996
     ------------------------------------------------------------------------------------
     Assets
     Cash ......................................................   $   1,703    $   1,778
     Projects under development ................................         964       13,039
     Completed projects ........................................      64,138       91,049
     Other assets ..............................................       5,057        6,310
     ------------------------------------------------------------------------------------
                                                                   $  71,862    $ 112,176
     ====================================================================================
     Liabilities and Equity
     Liabilities:
        Notes payable to the Bank ..............................   $  52,992    $  77,598
        Notes payable to others ................................      13,858       28,562
        Other ..................................................       9,940       11,152
     Equity (deficit):
        DSL Service Company (1) ................................       7,084       13,141
        Allowance for losses recorded by DSL Service Company (2)       1,627        7,777
        Other partners' (2) ....................................     (13,639)     (26,054)
     ------------------------------------------------------------------------------------
          Net deficit ..........................................      (4,928)      (5,136)
     ------------------------------------------------------------------------------------
                                                                   $  71,862    $ 112,176
     ====================================================================================

     (1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
     (2) The aggregate other partners' deficit of $13.6 million and $26.1 million at December 31, 1997 and 1996, respectively, represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. Those allowances totaled $1.6 million and $7.8 million at December 31, 1997 and 1996, respectively. At December 31, 1997, the fair value of the real estate assets of certain joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment. Thus, the aforementioned other partners' deficit of $13.6 million and $26.1 million at December 31, 1997 and 1996, respectively, exceeds the amount of aforementioned valuation allowances established of $1.6 million and $7.8 million at December 31, 1997 and 1996, respectively.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Condensed Combined Statements of Operations - Joint Ventures

     (In Thousands)                                           1997       1996       1995
     --------------------------------------------------------------------------------------
     Real estate sales:
        Sales ..........................................   $ 82,696    $  2,901    $   --
        Cost of sales ..................................    (72,255)     (1,401)       --
     --------------------------------------------------------------------------------------
          Net gains on sales ...........................     10,441       1,500        --
     --------------------------------------------------------------------------------------
     Rental operations:
        Rental income ..................................      8,280      13,674      16,587
        Operating expenses .............................     (1,729)     (1,781)     (3,574)
        Interest, depreciation and other expenses ......     (9,130)    (14,784)    (16,365)
     --------------------------------------------------------------------------------------
          Net loss on rental operations ................     (2,579)     (2,891)     (3,352)
     --------------------------------------------------------------------------------------
     Net income (loss) .................................      7,862      (1,391)     (3,352)
     Less other partners' share of net income (loss) ...      3,931      (1,446)     (1,676)
     --------------------------------------------------------------------------------------
     DSL Service Company's share of net income (loss) ..      3,931          55      (1,676)
     Reduction of losses provided by DSL Service Company      2,205       2,043         831
     --------------------------------------------------------------------------------------
     DSL Service Company's share of net income (loss) ..   $  6,136    $  2,098    $   (845)
     ======================================================================================

(9)  Real Estate Acquired in Settlement of Loans

     The type and amount of real estate acquired in settlement of loans is summarized as follows:

                                                                December 31,
                                                           ---------------------
     (In Thousands)                                           1997        1996
     ---------------------------------------------------------------------------
     One-to-four unit residential ......................   $  9,295    $ 12,690
     Commercial shopping centers .......................        477       3,754
     Land ..............................................        693         712
     ---------------------------------------------------------------------------
                                                             10,465      17,156
     Allowance for estimated losses ....................       (839)     (1,078)
     ---------------------------------------------------------------------------
       Total real estate acquired in settlement of loans   $  9,626    $ 16,078
     ===========================================================================

     A summary of net operation of real estate acquired in settlement of loans included in Downey's results of operations follows:

     (In Thousands)                                                      1997       1996      1995
     -----------------------------------------------------------------------------------------------
     Net gains on sales (1) ........................................   $(1,299)   $  (389)   $   (25)
     Net operating expense .........................................     1,376      1,298      1,733
     Provision for estimated losses ................................     1,107      1,658      2,498
     -----------------------------------------------------------------------------------------------
       Net operations of real estate acquired in settlement of loans   $ 1,184    $ 2,567    $ 4,206
     ===============================================================================================

     (1) Includes $1.1 million in 1997 associated with the sale of a shopping center.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Activity in the allowance for estimated losses on real estate acquired through foreclosure for 1997, 1996 and 1995 is as follows:

     (In Thousands)                     1997       1996      1995
     --------------------------------------------------------------
     Balance at beginning of period   $ 1,078    $ 1,217    $   743
     Provision ....................     1,107      1,658      2,498
     Charge-offs ..................    (1,346)    (1,797)    (2,024)
     --------------------------------------------------------------
     Balance at end of period .....   $   839    $ 1,078    $ 1,217
     ==============================================================

(10) Premises and Equipment

     Premises and equipment are summarized as follows:

                                                       December 31,
                                                 ----------------------
     (In Thousands)                                1997          1996
     ------------------------------------------------------------------
     Land ....................................   $  23,413    $  21,287
     Building and improvements ...............      86,444       84,612
     Furniture, fixtures and equipment .......      46,970       39,828
     Construction in progress ................         705           37
     Other ...................................          76           91
     ------------------------------------------------------------------
                                                   157,608      145,855
     Accumulated depreciation and amortization     (55,707)     (49,212)
     ------------------------------------------------------------------
       Total premises and equipment ..........   $ 101,901    $  96,643
     ==================================================================

     Downey has commitments under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period. Rental expense was $1.4 million in 1997, $0.8 million in 1996 and $0.7 million in 1995. The following table summarizes future minimum rental commitments under noncancelable leases.

     (In Thousands)
     -----------------------------------------
     1998 ...........................   $1,418
     1999 ...........................    1,194
     2000 ...........................      757
     2001 ...........................      534
     2002 ...........................      126
     Thereafter (1) .................      193
                                        ------
       Total future lease commitments   $4,222
                                        ------

     (1) There are no lease commitments beyond the year 2009 though options to renew at that time are available.

(11) Federal Home Loan Bank Stock

     The Bank's required investment in FHLB stock, based on December 31, 1997 financial data, was $47.4 million. The investment in FHLB stock amounted to $44.1 million and $41.4 million at December 31, 1997 and 1996, respectively. The Bank received a $0.7 million stock dividend and purchased additional stock amounting to $2.6 million in the first quarter of 1998 thereby increasing the Bank's investment to the required amount.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Other Assets

     Other assets are summarized as follows:

                                                             December 31,
                                                          -----------------
     (In Thousands)                                         1997      1996
     ----------------------------------------------------------------------
     Accounts receivable ..............................   $ 3,798   $ 2,465
     Accrued interest receivable:
       Loans ..........................................    27,279    24,259
       Mortgage-backed securities .....................       281       356
       Investment securities ..........................     2,824     2,186
     Prepaid expenses .................................     8,598     7,261
     Excess of purchase price over fair value of assets
       acquired and liabilities assumed, net ..........     5,054     5,586
     Core deposit premium .............................       214       513
     Mortgage servicing rights ........................     1,945     1,175
     Repossessed automobiles, net .....................       795       928
     Other ............................................       472       661
     ----------------------------------------------------------------------
       Total other assets .............................   $51,260   $45,390
     ======================================================================

(13) Deposits

     Deposits are summarized as follows:

                                                        December 31,
                                         -------------------------------------------
                                                  1997                  1996
                                         -------------------------------------------
                                         Weighted               Weighted
                                          Average                Average
     (Dollars in Thousands)                Rate       Amount      Rate      Amount
     -------------------------------------------------------------------------------
     Transaction accounts (1) .......      2.15%   $  935,869     2.04%   $  831,598
     Certificates of deposit:
      Less than 3.00% ...............      2.64        30,623     2.65        39,061
      3.00-3.49 .....................      3.02           766     3.03           723
      3.50-3.99 .....................       --           --       3.99            79
      4.00-4.49 .....................      4.31        60,095     4.39        63,577
      4.50-4.99 .....................      4.87        40,356     4.87       186,576
      5.00-5.99 .....................      5.63     2,896,291     5.54     2,489,852
      6.00-6.99 .....................      6.06       901,920     6.17       536,307
      7.00 and greater ..............      7.22         4,058     7.15        25,329
     -------------------------------------------------------------------------------
        Total certificates of deposit      5.68     3,934,109     5.56     3,341,504
     -------------------------------------------------------------------------------
        Total deposits ..............      5.00%   $4,869,978     4.86%   $4,173,102
     ===============================================================================

     (1)  Included  in these  amounts  is $106.5  million  and $81.0  million of
          non-interest   bearing   accounts  at  December  31,  1997  and  1996,
          respectively

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $1.1 billion and $0.8 billion at December 31, 1997 and 1996, respectively.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

                                    Weighted
     (Dollars in Thousands)        Average Rate     Amount
     ------------------------------------------------------
     1998 ........................     5.66%     $3,498,980
     1999 ........................     5.82         373,511
     2000 ........................     5.87          28,784
     2001 ........................     5.74          15,096
     2002 ........................     5.92          17,434
     Thereafter ..................     6.01             304
     ------------------------------------------------------
       Total .....................     5.68%     $3,934,109
     ======================================================

     The weighted average cost of deposits averaged 4.96%, 4.74% and 4.81% during 1997, 1996 and 1995, respectively.

     As of December 31, 1997 and 1996, public funds of approximately $6.2 million and $1.8 million, respectively, are secured by mortgage loans with a carrying value of approximately $9.3 million and $2.6 million, respectively.

     Interest expense on deposits by type is summarized as follows:

     (In Thousands)                       1997       1996       1995
     -----------------------------------------------------------------
     Transaction accounts ...........   $ 18,239   $ 16,087   $ 14,028
     Certificate accounts ...........    209,282    168,315    166,831
     -----------------------------------------------------------------
       Total deposit interest expense   $227,521   $184,402   $180,859
     =================================================================

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $2.3 million at both December 31, 1997 and 1996.

(14) Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are summarized as follows:

     (Dollars in Thousands)                                          1997      1996       1995
     -------------------------------------------------------------------------------------------
     Balance at year end .......................................   $34,803    $  --      $16,099
     Average balance outstanding during the year ...............     4,029     11,761     36,676
     Maximum amount outstanding at any month-end during the year    34,803     70,015     52,547
     Weighted average interest rate during the year ............      5.61%      5.19%      6.21%
     Weighted average interest rate at year end ................      6.65       --         5.90

     Secured by:
        U.S. Treasury note .....................................   $34,798    $  --      $  --
        Mortgage-backed securities .............................      --         --       17,342
     ===========================================================================================

     The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15) Federal Home Loan Bank Advances

     FHLB advances are summarized as follows:

     (Dollars in Thousands)                                          1997        1996        1995
     ----------------------------------------------------------------------------------------------
     Balance at year end .......................................   $352,458    $386,883    $220,715
     Average balance outstanding during the year ...............    444,408     266,252     284,003
     Maximum amount outstanding at any month-end during the year    550,736     397,147     473,800
     Weighted average interest rate during the year ............       6.02%       5.85%       6.30%
     Weighted average interest rate at year end ................       6.11        5.80        6.07

     Secured by:
       Loans receivable ........................................   $368,480    $345,463    $276,375
       Mortgage-backed securities ..............................     25,527      31,651      10,523
       FHLB stock ..............................................       --        41,447      39,146
     ==============================================================================================

     In addition to the collateral securing existing advances, Downey had an additional $1.2 billion in loans available as collateral for any future advances as of December 31, 1997.

     FHLB advances have the following maturities at December 31, 1997:

     (In Thousands)
     ------------------------------------------
     1998 ........................     $272,131
     1999 ........................       36,488
     2000 ........................       24,220
     2001 ........................       12,951
     2002 ........................        3,868
     Thereafter ..................        2,800 (1)
     ------------------------------------------
       Total .....................     $352,458
     ==========================================

     (1)  Includes  a  $1.8  million   advance  which  carries  a   penalty-free
          prepayment option beginning in April 1996 and every six months thereafter.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(16) Commercial Paper

     Commercial paper borrowings are summarized as follows:

     (Dollars in Thousands)                                          1997        1996        1995
     ----------------------------------------------------------------------------------------------
     Balance at year end .......................................   $ 83,811    $198,113    $196,602
     Average balance outstanding during the year ...............    182,296     174,739     191,313
     Maximum amount outstanding at any month-end during the year    272,818     198,113     198,341
     Weighted average interest rate during the year ............       5.75%       5.74%       6.38%
     Weighted average interest rate at end of year .............       5.61        5.45        5.56

     Secured by:
       FHLB Letter of Credit (1) ...............................   $300,000    $200,000    $200,000
     ==============================================================================================

     (1) This letter of credit is secured by loans receivable of $348 million at December 31, 1997.

     Commercial paper borrowings at December 31, 1997 bear interest rates ranging from 5.57% to 5.68% and mature within six months of year end.

(17) Other Borrowings

     Other borrowings are summarized as follows:

                                                                                 December 31,
                                                                              ------------------
     (Dollars In Thousands)                                                     1997      1996
     -------------------------------------------------------------------------------------------
     Long-term notes  payable to banks,  secured by real estate and mortgage loans with a carrying value of $17,725 at December 31, 1997, bearing interest
        rates from 7.50% to 9.21%  .........................................   $12,663   $10,349
     ===========================================================================================

     Other borrowings have the following maturities at December 31, 1997:

     (In Thousands)
     -----------------------------------------
     1998 ........................     $ 2,224
     1999 ........................       2,415
     2000 ........................       2,211
     2001 ........................       1,106
     2002 ........................         927
     Thereafter ..................       3,780
     -----------------------------------------
       Total .....................     $12,663
     =========================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18) Income Taxes

     Income taxes are summarized as follows:

     (In Thousands)                        1997        1996        1995
     --------------------------------------------------------------------
     Federal:
        Current ......................   $ 26,681    $  8,310    $ 11,538
        Deferred .....................       (886)      3,317          17
     --------------------------------------------------------------------
                                         $ 25,795    $ 11,627    $ 11,555
     ====================================================================
     State:
        Current ......................   $  7,373    $  2,602    $  2,144
        Deferred .....................      1,032       1,521       1,898
     --------------------------------------------------------------------
                                         $  8,405    $  4,123    $  4,042
     ====================================================================
     Total:
        Current ......................   $ 34,054    $ 10,912    $ 13,682
        Deferred .....................        146       4,838       1,915
     --------------------------------------------------------------------
           Total .....................   $ 34,200    $ 15,750    $ 15,597
     ====================================================================

     Current income taxes payable were $11.0 million and $0.6 million at December 31, 1997 and 1996, respectively.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax bases of assets:

                                                                       December 31,
                                                                  --------------------
     (In Thousands)                                                 1997       1996
     ---------------------------------------------------------------------------------
     Deferred tax liabilities:
         Tax reserves in excess of base year ..................   $ 21,095    $ 22,652
         Deferred loan fees ...................................     19,498      22,049
         Equity in joint ventures .............................      7,260       2,250
         FHLB stock dividends .................................      5,600       4,777
         Installment sales ....................................      5,011       5,927
         Depreciation on premises and equipment ...............      4,497       1,012
         Capitalized interest .................................      1,530       1,730
         Accrual to cash adjustment ...........................        259         422
         Unrealized gains on investment securities (1) ........         86        --
         SAIF insurance premiums ..............................         62       2,544
         Other deferred income items ..........................         54         118
     ---------------------------------------------------------------------------------
                                                                    64,952      63,481
     ---------------------------------------------------------------------------------
     Deferred tax assets:
         Loan valuation allowances, net of bad debt charge-offs    (32,875)    (31,573)
         Real estate and joint venture valuation allowances ...    (15,190)    (16,150)
         California franchise tax .............................     (2,941)     (1,475)
         Deferred compensation ................................     (1,899)     (2,244)
         Mark to market adjustment on securities held for sale        (217)        (20)
         Interest expense on deferred gain ....................       (131)       (107)
         Unrealized losses on investment securities (1) .......       --        (1,177)
         Alternative minimum tax credit carryforward ..........       --          (734)
         Other deferred expense items .........................       (512)       (219)
     ---------------------------------------------------------------------------------
                                                                   (53,765)    (53,699)
     Deferred tax assets valuation allowance ..................       --          --
     ---------------------------------------------------------------------------------
     Net deferred tax liability ...............................   $ 11,187    $  9,782
     =================================================================================

     (1) Generally accepted accounting principles require the tax effect of unrealized gains and losses on securities available for sale to be reported as a separate component of stockholders' equity.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     A reconciliation of income taxes (benefits) to the expected statutory federal corporate income taxes follows:

                                                               1997                 1996                 1995
                                                       ---------------------------------------------------------------
     (Dollars in Thousands)                             Amount     Percent    Amount     Percent    Amount     Percent
     -----------------------------------------------------------------------------------------------------------------
     Expected statutory income taxes ...............   $ 27,802      35.0%   $ 12,759      35.0%   $ 12,842      35.0%
     California franchise tax, net of federal income
         tax benefit ...............................      5,461       6.9       2,680       7.4       2,640       7.2
     Increase (decrease) resulting from:
         Non-taxable federal financial assistance ..       --          --        --          --        (223)     (0.6)
         Amortization of goodwill ..................        291       0.4         295       0.8         295       0.8
         Interest on municipal bonds ...............       (103)     (0.1)       (103)     (0.3)        (21)     (0.1)
         Interest expense on deferred gain .........         58       0.1        --          --        --          --
         Other .....................................        691       0.8         119       0.3          64       0.2
     -----------------------------------------------------------------------------------------------------------------
     Income taxes ..................................   $ 34,200      43.1%   $ 15,750      43.2%   $ 15,597      42.5%
     =================================================================================================================

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts by savings institutions for years beginning after 1995. Under prior law, savings associations calculated additions to reserves using either a percentage-of-taxable-income or historical loan loss experience. The new law allows deductions for bad debts only when such debts are actually charged off against income (the "specific charge-off" method). Downey calculated its bad debt deduction for 1997 and 1996 under the specific charge-off method.

     Downey made income tax payments, net of refunds, amounting to $23.6 million, $19.8 million, and $14.0 million in 1997, 1996 and 1995, respectively.

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and a combined California franchise tax report on a calendar year basis. Downey's federal and state tax returns have been examined by the Internal Revenue Service and the Franchise Tax Board of California, respectively, for all prior years through 1989. Federal income tax returns for years 1990 through 1995 are currently under examination. State franchise tax returns for years subsequent to 1989 remain open to review.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(19) Stockholders' Equity

     Regulatory Capital

     Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 1997 and 1996.

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                  For Capital         Prompt Corrective
                                               Actual          Adequacy Purposes      Action Provisions
                                       -------------------    -------------------     ------------------
     (Dollars in Thousands)              Amount     Ratio       Amount     Ratio        Amount     Ratio
     ---------------------------------------------------------------------------------------------------
     1997
       Risk-based capital
         (to risk-weighted assets)     $ 413,392    12.64%    $ 261,567     8.00%     $ 326,959    10.00%
       Core capital
         (to adjusted assets) ....       381,679     6.61       173,229     3.00        288,715     5.00
       Tangible capital
         (to adjusted assets) ....       381,679     6.61        86,614     1.50           --        --  (1)
       Tier I capital
         (to risk-weighted assets)       381,679    11.67          --        --  (1)    196,175     6.00
     ===================================================================================================
     1996
       Risk-based capital
         (to risk-weighted assets)     $ 366,079    12.66%    $ 231,376     8.00%     $ 289,220    10.00%
       Core capital
         (to adjusted assets) ....       336,921     6.56       153,976     3.00        256,627     5.00
       Tangible capital
         (to adjusted assets) ....       336,921     6.56        76,988     1.50           --        --  (1)
       Tier I capital
         (to risk-weighted assets)       336,921    11.65          --        --  (1)    173,532     6.00
     ===================================================================================================

     (1)  Ratio is not specified under capital regulations.

     Capital Distributions

     The OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers and any other distributions charged against an institution's capital accounts. The payment of dividends by the Bank is subject to OTS regulations. Safe-harbor amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For institutions, such as the Bank, that meet their capital requirements, the safe-harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk weighted assets ratio over 8% to be only one-half of such excess at the beginning of the year. Institutions can distribute amounts in excess of the safe-harbor amounts only with the prior approval of the OTS.

     As of December 31, 1997, the Bank had the capacity to declare dividends totaling $75.4 million under the safe-harbor limitations.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Stock Dividend

     On April 23, 1997, the Board of Directors declared a five percent stock dividend on Downey's common stock payable on May 22, 1997 to stockholders of record on May 8, 1997. The stock dividend resulted in the issuance of 1,272,542 shares and the par value of the common stock remained at $0.01. Accordingly, $13,000 and $23,012,000 were transferred from retained earnings to common stock and additional paid-in-capital, respectively. All share and per share data, including stock option plan information, have been restated to reflect this distribution.

     Employee Stock Option Plans

     During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 413,438 shares (adjusted for stock dividends and splits) of the Bank's common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank's common stock.

     During 1997, no options were granted under the LTIP, compared to 15,750 in 1996.

     Options outstanding under the LTIP at December 31, 1997 and 1996 are summarized as follows:

                                        Outstanding Options
                                       --------------------
                                        Number      Average
                                          of        Option
                                        Shares      Price
     ------------------------------------------------------
     December 31, 1995 ............    343,353    $   13.38
     Options granted ..............     15,750        16.19
     Options canceled and exercised    (32,288)       13.90
     ------------------------------------------------------
     December 31, 1996 ............    326,815        13.46
     Options granted ..............       --            --
     Options canceled and exercised   (189,786)       13.02
     ------------------------------------------------------
     December 31, 1997 ............    137,029    $   14.07
     =======================================================

     Under the LTIP, options are exercisable in cumulative annual installments commencing one year after the date of the grant and, unless exercised, the options terminate five years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

     At December 31, 1997, 73,037 options were exercisable at a weighted average option price per share of $13.87, with 236,428 shares available for future grants under the LTIP. At December 31, 1996, 139,776 options were exercisable at a weighted average option price per share of $13.24.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Downey measures its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for Downey's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, Downey's net income and income per share would have been reduced to the pro forma amounts indicated below:

     (In Thousands, Except Per Share Data)     1997        1996        1995
     ------------------------------------------------------------------------
     Net income:
         As reported ....................    $ 45,234    $ 20,704    $ 21,093
         Pro forma ......................      45,195      20,673      20,192
     Income per share - Basic/Diluted:
         As reported ....................    $   1.69    $   0.77    $   0.79
         Pro forma ......................        1.69        0.77        0.79
     ========================================================================

     The weighted average fair value at date of grant of options granted during 1996 and 1995 was $4.09 and $3.01 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                  1997 (1)  1996     1995
     ----------------------------------------------------
     Expected life (years) ....    --       3.79     3.74
     Interest rate ............    -- %     6.08%    5.60%
     Volatility ...............    --      24.58    24.92
     Dividend yield ...........    --       1.88     2.17
     ====================================================

     (1)  No options were granted.

(20) Earnings Per Share

     A reconciliation of the components used to derive basic and diluted earnings per share for 1997, 1996 and 1995 follows:

                                                       Net      Weighted Average     Per-Share
     Dollars in Thousands, Except Per Share Data)     Income   Shares Outstanding     Amount
     -----------------------------------------------------------------------------------------
     1997:
        Basic earnings per share ...............   $   45,234      26,739,577        $   1.69
        Effect of dilutive stock options .......         --            60,613             --
     ----------------------------------------------------------------------------------------
        Diluted earnings per share .............   $   45,234      26,800,190        $   1.69
     ========================================================================================
     1996:
        Basic earnings per share ...............   $   20,704      26,731,528        $   0.77
        Effect of dilutive stock options .......         --            33,511             --
     ----------------------------------------------------------------------------------------
        Diluted earnings per share .............   $   20,704      26,765,039        $   0.77
     ========================================================================================
     1995:
        Basic earnings per share ...............   $   21,093      26,731,528        $   0.79
        Effect of dilutive stock options .......         --              --               --
     ----------------------------------------------------------------------------------------
        Diluted earnings per share .............   $   21,093      26,731,528        $   0.79
     ========================================================================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(21) Employee Benefit Plans

     Retirement and Savings Plan

     In August 1993, Downey amended its profit sharing plan so that it qualifies as a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code ("the Plan"), covering substantially all salaried employees. Under the Plan, employee contributions are partially matched by Downey. Downey's matching contribution is equal to 25% of an employee's pretax contributions which do not exceed 4% of the employee's annual compensation. In addition, Downey makes an annual retirement contribution based on the employee's age and salary. Downey's contributions to the Plan totaled $1.5 million for 1997, compared to $1.3 million in 1996 and $1.2 million in 1995.

     Group Benefit Plan

     Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("the Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey's expense for health and welfare benefits was $2.5 million, $3.1 million and $2.7 million in 1997, 1996 and 1995, respectively.

(22) Commitments and Contingencies

     Litigation

     Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

     Financial Instruments with Off-Balance-Sheet Risk

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

     Downey uses the same credit  policies in making  commitments  to  originate loans, lines of credit and letters of credit as it does for on-balance-sheet instruments. For commitments to originate fixed rate loans, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. Downey controls the credit risk of its commitments to originate fixed rate loans through credit approvals, limits and monitoring procedures.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following is a summary of commitments and contingent liabilities:

                                                                          December 31,
                                                                      -------------------
     (In Thousands)                                                      1997      1996
     ------------------------------------------------------------------------------------
     Commitments to originate loans and mortgage-backed securities:
          Adjustable ..............................................   $ 90,136   $131,767
          Fixed ...................................................     35,225     12,339
     Commitments to sell loans and mortgage-backed securities .....     50,893     12,353
     Unused lines of credit .......................................     69,810     72,646
     Loans in process .............................................     56,325     40.535
     Standby letters of credit and other contingent liabilities ...      3,080       --
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

     Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property, and cash on deposit with Downey. At December 31, 1997, the extent of collateral supporting mortgage and other loans varied from nothing to 100% of the maximum credit exposure.

     In connection with its interest rate risk management, Downey occasionally enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. The effect of these swaps serve to reduce Downey's interest rate risk between repricing assets and liabilities, At December 31, 1997, no swap contracts were outstanding.

(23) Risk Management

     Derivative financial instruments are utilized to minimize the effect of future fluctuations in the interest rates as part of its secondary marketing activities. Downey utilizes forward sale contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 1997, such contracts amounted to $31 million.

(24) Fair Value of Financial Instruments

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

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

     Deposits

     The fair value of deposits with no stated maturity such as regular passbook accounts, money market accounts, and checking accounts, is the carrying amount reported in the balance sheet. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future contractual cash flows by the current rate offered for such deposits with similar remaining maturities.

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

     Off-Balance-Sheet Financial Instruments

     The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements taking into consideration the remaining terms of the agreements and the creditworthiness of the counterparties. The fair value of loans in process is determined in the same manner as described for loans receivable. The fair value of commitments to sell loans and mortgage-backed securities is based upon bid quotations received from securities dealers. The fair value of loans serviced for others is determined by computing the present value of the expected net servicing income from the portfolio.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Based on the above methods and assumptions, the following table presents the estimated fair value of Downey's financial instruments:

                                                                         December 31,1997           December 31,1996
                                                                      -----------------------    ----------------------
                                                                      Carrying     Estimated     Carrying    Estimated
     (In Thousands)                                                   Amount (1)   Fair Value    Amount (1)  Fair Value
     ------------------------------------------------------------------------------------------------------------------
     ASSETS:
     Cash .........................................................   $   48,823   $   48,823   $   67,221   $   67,221
     Federal funds ................................................        6,095        6,095        6,038        6,038
     U.S. Government and agency obligations and other
       investment securities available for sale ...................      159,398      159,398      141,999      141,999
     Municipal securities held to maturity ........................        6,885        6,865        6,997        6,975
     Loans held for sale ..........................................       35,100       35,395       12,865       12,919
     Mortgage-backed securities available for sale ................       49,299       49,348       61,267       61,316
     Loans receivable held for investment: Loans secured by
       real estate:
         Residential:
            Adjustable ............................................    4,463,525    4,501,037    3,910,895    3,888,656
            Fixed .................................................      180,581      185,348      186,402      194,029
         Other ....................................................      238,215      237,429      291,791      297,361
       Non-mortgage loans:
         Commercial ...............................................       17,343       17,343       21,796       21,807
         Consumer .................................................      382,333      386,070      244,830      245,333
     Interest-bearing advances to joint ventures ..................       32,122       32,122       57,563       57,563
     MSRs and loan servicing portfolio ............................        1,955        7,584        1,180        6,943

     LIABILITIES:
     Deposits:
       Transaction accounts .......................................      935,869      935,869      831,598      831,598
       Certificates of deposit ....................................    3,934,109    3,947,913    3,341,504    3,351,342
     Borrowings ...................................................      483,735      485,558      595,345      596,346

     OFF-BALANCE SHEET INSTRUMENTS:
     Commitments to sell loans and mortgage-backed securities .....       50,893       50,893       12,353       12,353
     Standby letters of credit ....................................          480          480         --           --
     Unused lines of credit .......................................       69,810       69,810       72,646       72,646
     Commitments to originate loans and mortgage-backed securities:
          Adjustable ..............................................       90,136       90,136      131,767      131,767
          Fixed ...................................................       35,225       35,225       12,339       12,339
     ==================================================================================================================

     (1) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(25) Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data are presented below by quarter for the years ended December 31, 1997 and 1996:

                                                     December 31,  September 30,    June 30,   March 31,
     (In Thousands, Except Per Share Data)              1997          1997           1997        1997
     ---------------------------------------------------------------------------------------------------
     Total interest income ........................   $110,457      $109,101       $103,276   $ 97,584
     Total interest expense .......................     69,254        71,547         65,993     59,466
     -------------------------------------------------------------------------------------------------
       Net interest income ........................     41,203        37,554         37,283     38,118
     Provision for loan losses ....................      3,034         1,578          1,873      2,155
     -------------------------------------------------------------------------------------------------
       Net interest income after provision for loan     38,169        35,976         35,410     35,963
       losses
     Total other income ...........................     10,826         8,018          5,353     10,991
     Total operating expense ......................     24,339        25,477         26,280     25,176
     -------------------------------------------------------------------------------------------------
     Income before income taxes ...................     24,656        18,517         14,483     21,778
     Income  taxes ................................     10,619         7,960          6,173      9,448
     -------------------------------------------------------------------------------------------------
     Net income ...................................   $ 14,037      $ 10,557       $  8,310   $ 12,330
     ==================================================================================================
     Net income per share
       Basic ......................................   $   0.53      $   0.39       $   0.31   $   0.46
       Diluted ....................................   $   0.53      $   0.39       $   0.31   $   0.46
     ==================================================================================================
     Market range:
       High bid ...................................   $  29.00      $  24.50       $  23.63   $   22.50
       Low bid ....................................      24.19         21.50          18.09       18.09
       End of period ..............................      28.44         24.38          23.63       19.28
     ==================================================================================================

                                                     December 31,  September 30,    June 30,   March 31,
                                                         1996         1996            1996       1996
     ---------------------------------------------------------------------------------------------------
     Total interest income ........................   $ 92,922      $ 87,950       $ 83,149    $ 82,339
     Total interest expense .......................     57,364        52,915         50,034      51,452
     -------------------------------------------------------------------------------------------------
       Net interest income ........................     35,558        35,035         33,115      30,887
     Provision for loan losses ....................      1,674         4,092          2,200       1,171
     -------------------------------------------------------------------------------------------------
       Net interest income after provision for loan     33,884        30,943         30,915      29,716
       losses
     Total other income ...........................      6,203         5,172          4,002       9,822
     Total operating expense ......................     24,670        47,464         21,107      20,962
     -------------------------------------------------------------------------------------------------
     Income (loss) before income taxes ............     15,417       (11,349)        13,810      18,576
     Income taxes (benefit) .......................      6,671        (4,879)         5,946       8,012
     -------------------------------------------------------------------------------------------------
     Net income (loss) ............................   $  8,746      $ (6,470) (1)  $  7,864    $ 10,564
     ==================================================================================================
     Net income (loss) per share
       Basic ......................................   $   0.32      $  (0.24)      $   0.30    $   0.39
       Diluted ....................................   $   0.32      $  (0.24)      $   0.30    $   0.39
     ==================================================================================================
     Market range:
       High bid ...................................   $  18.69      $   16.03       $  15.23   $  15.23
       Low bid ....................................      15.88          12.86          12.86      13.09
       End of period ..............................      18.69          16.03          13.89      14.92
     ==================================================================================================

     (1) Net income totaled $7.6 million or $0.28 per share before an after-tax charge of $14.0 million or $0.52 per share for a government-mandated industry-wide one-time assessment to all institutions who are insured by the Federal Deposit Insurance Corporation as part of its Savings Association Insurance Fund.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(26) Parent Company Financial Information

     Downey Financial Corp. was incorporated in Delaware on October 21, 1994. On January 23, 1995, after obtaining necessary stockholder and regulatory approvals, Downey Financial Corp. acquired 100% of the issued and outstanding capital stock of the Bank, and the Bank's stockholders became stockholders of Downey Financial Corp. The transaction was accounted for in a manner similar to a pooling-of-interests under generally accepted accounting principles. Downey Financial Corp. was thereafter funded by a $15 million dividend from the Bank. Condensed financial statements of Downey Financial Corp. only are as follow:

     CONDENSED BALANCE SHEETS

                                                 December 31,
                                             -------------------
     (In Thousands)                             1997      1996
     -----------------------------------------------------------
     ASSETS
     Cash ................................   $     11    $  --
     -----------------------------------------------------------
     Due from Bank - interest bearing ....      6,635      7,333
     Investment in subsidiaries:
       Bank ..............................    421,230    382,932
       Downey Affiliated Insurance Agency         182        162
     Real estate held for investment .....        551        704
     Other assets ........................      1,862        558
     -----------------------------------------------------------
                                             $430,471   $391,689
     ===========================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses   $    125   $    118
     -----------------------------------------------------------
       Total liabilities .................        125        118
     -----------------------------------------------------------
     Stockholders' equity ................    430,346    391,571
     -----------------------------------------------------------
                                             $430,471   $391,689
     ===========================================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     CONDENSED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                                -------------------------------
     (In Thousands)                                                                1997      1996       1995
     ----------------------------------------------------------------------------------------------------------
     INCOME:
       Dividends from the Bank ..............................................   $  8,891   $  8,406    $ 16,940
       Interest income ......................................................        380        382         603
       Other income .........................................................         57         82        --
     ----------------------------------------------------------------------------------------------------------
         Total income .......................................................      9,328      8,870      17,543
     ----------------------------------------------------------------------------------------------------------
     EXPENSE:
       Provision for losses on real estate ..................................        153       --           171
       General and administrative expense ...................................        805        883         909
     ----------------------------------------------------------------------------------------------------------
         Total expense ......................................................        958        883       1,080
     ----------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF
       SUBSIDIARIES .........................................................      8,370      7,987      16,463
     Income tax benefit .....................................................        215        168         194
     ----------------------------------------------------------------------------------------------------------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES .......      8,585      8,155      16,657
     Equity in undistributed net income of subsidiaries .....................     36,649     12,549       4,436
     ----------------------------------------------------------------------------------------------------------
       NET INCOME ...........................................................     45,234     20,704      21,093
     OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF INCOME TAXES:  UNREALIZED
       gains (losses) on securities available for sale:
         U.S. Treasury and agency obligations and other investment securities
            available for sale, at fair value ...............................      1,331     (4,710)      2,985
         Mortgage-backed securities available for sale, at fair value .......        338       (344)      1,566
     ----------------------------------------------------------------------------------------------------------
            Other comprehensive income (loss) ...............................      1,669     (5,054)      4,551
     ----------------------------------------------------------------------------------------------------------
       COMPREHENSIVE INCOME .................................................   $ 46,903   $ 15,650    $ 25,644
     ==========================================================================================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                                    --------------------------------
     (In Thousands)                                                    1997       1996       1995
     -----------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ...............................................   $ 45,234    $ 20,704    $ 21,093
       Equity in undistributed net income of subsidiaries .......    (36,649)    (12,549)     (4,436)
       Provision for losses on real estate ......................        153        --           171
       Increase in other assets .................................     (1,304)       (296)       (262)
       Increase (decrease) in liabilities .......................          7         (69)        187
     ------------------------------------------------------------------------------------------------
          Net cash provided by operating activities ..............      7,441       7,790      16,753
     ------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contribution to Downey Affiliated Insurance Agency       --          --          (400)
       (Issuance) decrease of note to the Bank - interest bearing        698         346      (7,679)
       Purchase of real estate from subsidiary ..................       --          --          (900)
     ------------------------------------------------------------------------------------------------
         Net cash provided by (used for) investing activities ...        698         346      (8,979)
     ------------------------------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options ................................        335        --          --
       Dividends on common stock ................................     (8,454)     (8,147)     (7,759)
       Other ....................................................         (9)         (4)       --
     ------------------------------------------------------------------------------------------------
         Net cash used for financing activities .................     (8,128)     (8,151)     (7,759)
     ------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents .......         11         (15)         15
     Cash and cash equivalents at beginning of year .............       --            15        --
     ------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $     11    $   --      $     15
     ================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1998, and is incorporated herein by reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial  Statements.
         These documents are listed in the Index to Consolidated Financial Statements under Item 8.
     2.  Financial Statement Schedules.
         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(b)  Reports on Form 8-K during the last quarter of 1997.
     None.
(c)  Exhibits.

    Exhibit
    Number                      Description

      3.1  (1) Certificate of Incorporation of Downey Financial Corp.
      3.3  (2) Bylaws of Downey Financial Corp.
     10.1 Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and Restated as of January 1, 1996).
     10.2 Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan. Amendment No. 1, Effective and Adopted January 22, 1997.
     10.3 Downey Savings and Loan Association, F.A. Employees' Retirement and Savings Plan (October 1, 1997 Restatement).
     10.4      Amendment  No. 1,  Downey  Savings  and  Loan  Association,  F.A.
               Employees' Retirement and Savings Plan (October 1, 1997 Restatement) Amendment No. 1, Effective and Adopted January 28, 1998.
     10.5 Trust Agreement for Downey Savings and Loan Association, F.A. Employees' Retirement and Savings Plan, Effective October 1, 1997 between Downey Savings and Loan Association, F.A. and Fidelity Management Trust Company.
     10.6 (1) Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).
     10.7 (2) Asset Purchase Agreement among Butterfield Savings and Loan Association, FSA, Mortgage Investment, Inc., Property Management Service, Inc. and Butterfield Capital Corporation, dated September 1, 1988.
     10.8 (2) Assistance Agreement between and among the Federal Savings and Loan Insurance Corporation, Butterfield Savings and Loan Association, FSA and Downey Savings and Loan Association, dated September 29, 1988 (confidential treatment requested due to contractual prohibition against disclosure).
     10.9 (2) Merger of Butterfield Savings and Loan Association, FSA, into Downey Savings and Loan Association, dated September 29, 1989.
     10.10 (2) Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.
     10.11 (2) Founder Retirement Agreement of Gerald H. McQuarrie, dated December 21, 1989.
     10.13 (2) Employment Agreement and Nonqualified Stock Option Agreement of Stephen W. Prough, dated June 14, 1994.
     10.14 (3) First Addendum to Employment Agreement of Stephen W. Prough dated June 14, 1994, as amended June 30, 1995.
     10.15 (4) Severance Agreement and General Release, dated February 6, 1997, by and among Downey Financial Corp., Downey Savings and Loan Association, F.A. and Stephen W. Prough.
     22.   (2) Subsidiaries
     23.1      Consent of Independent Auditors.

(1)  Filed as part of Downey's report on Form S-8 filed February 3, 1995.
(2)  Filed as part of Downey's report on Form 8-B/A filed January 17, 1995.
(3)  Filed as part of Downey's report on Form 10-K filed March 12, 1996.
(4)  Filed as part of Downey's report on Form 10-K filed March 14, 1997.

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

DATED:  March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date

 /s/ MAURICE L. McALISTER         Chairman of the Board
--------------------------
   Maurice L. McAlister                 Director                 March 16, 1998

   /s/ CHERYL E. JONES          Vice Chairman of the Board
--------------------------
     Cheryl E. Jones                    Director                 March 16, 1998

   /s/ JAMES W. LOKEY                 President and
--------------------------
     James W. Lokey               Chief Executive Officer        March 16, 1998

  /s/ THOMAS E. PRINCE           Executive Vice President,
--------------------------
    Thomas E. Prince              Chief Financial Officer        March 16, 1998
                                 (Principal Financial and
                                    Accounting Officer)

                                        Director
--------------------------
    Brent McQuarrie

   /s/ DR. PAUL KOURI
--------------------------
     Dr. Paul Kouri                     Director                 March 16, 1998

   /s/ LESTER C. SMULL
--------------------------
    Lester C. Smull                     Director                 March 16, 1998

 /s/ DR. DENNIS J. AIGNER
--------------------------
  Dr. Dennis J. Aigner                  Director                 March 16, 1998

   /s/ SAM YELLEN
--------------------------
     Sam Yellen                         Director                 March 16, 1998