Form 10-K/A
period 1997-12-31
DOWNEY FINANCIAL CORP
filed 1998-03-26
CIK 935063

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K") of Downey Financial Corp. ("Downey") is to amend Exhibit 27, Financial Data Schedule, filed as part of Item 14(c), to include data for the year ended December 31, 1996. Downey hereby amends Item 14(c) to the Form 10-K in its entirety and replaces such Item 14(c) with the following:

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(c)  Exhibits.

     Exhibit
     Number                          Description

     3.1   (1) Certificate of Incorporation of Downey Financial Corp.
     3.3   (2) Bylaws of Downey Financial Corp.
     10.1  (5) Downey Savings and Loan Association, F.A. Employee Stock Purchase
               Plan (Amended and Restated as of January 1, 1996).
     10    (5) Amendment  No. 1,  Downey  Savings  and  Loan  Association,  F.A.
               Employee  Stock  Purchase  Plan.  Amendment  No. 1, Effective and
               Adopted January 22, 1997.
     10.3  (5) Downey  Savings  and Loan Association, F.A. Employees' Retirement
               and Savings Plan (October 1, 1997 Restatement).
     10.4  (5) Amendment  No. 1,  Downey  Savings  and  Loan  Association,  F.A.
               Employees'  Retirement   and   Savings   Plan  (October  1,  1997
               Restatement)  Amendment  No. 1, Effective and Adopted January 28,
               1998.
     10.5  (5) Trust Agreement for Downey  Savings  and Loan  Association,  F.A.
               Employees' Retirement and Savings Plan, Effective October 1, 1997
               between Downey  Savings  and  Loan Association, F.A. and Fidelity
               Management Trust Company.
     10.6  (1) Downey Savings and Loan Association 1994 Long-Term Incentive Plan
               (as amended).
     10.7  (2) Asset  Purchase  Agreement  among  Butterfield  Savings  and Loan
               Association, FSA, Mortgage Investment, Inc., Property  Management
               Service,   Inc.  and   Butterfield  Capital   Corporation,  dated
               September 1, 1988.
     10.8  (2) Assistance  Agreement  between  and among the Federal Savings and
               Loan  Insurance   Corporation,   Butterfield   Savings  and  Loan
               Association, FSA and Downey Savings and Loan  Association,  dated
               September  29, 1988  (confidential  treatment  requested  due  to contractual prohibition against disclosure).
     10.9  (2) Merger of Butterfield  Savings and Loan  Association,  FSA,  into
               Downey Savings and Loan Association, dated September 29, 1989.
     10.10 (2) Founder  Retirement  Agreement  of  Maurice L.  McAlister,  dated
               December 21, 1989.
     10.11 (2) Founder  Retirement  Agreement  of  Gerald  H.  McQuarrie,  dated
               December 21, 1989.
     10.13 (2) Employment Agreement and  Nonqualified  Stock Option Agreement of
               Stephen W. Prough, dated June 14, 1994.
     10.14 (3) First Addendum to Employment Agreement of Stephen W. Prough dated
               June 14, 1994, as amended June 30, 1995.
     10.15 (4) Severance  Agreement and General Release, dated February 6, 1997, by and among Downey Financial  Corp.,  Downey  Savings  and  Loan
               Association, F.A. and Stephen W. Prough.
     22.   (2) Subsidiaries
     23.1  (5) Consent of Independent Auditors.
     27        Financial Data Schedule

(1) Filed as part of Downey's report on Form S-8 filed February 3, 1995.
(2) Filed as part of Downey's report on Form 8-B/A filed January 17, 1995.
(3) Filed as part of Downey's report on Form 10-K filed March 12, 1996.
(4) Filed as part of Downey's report on Form 10-K filed March 14, 1997.
(5) Filed as part of Downey's report on Form 10-K filed March 16, 1997.

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



                                                  DOWNEY FINANCIAL CORP.



                                                By:   /s/ Thomas E. Prince
                                                   ----------------------------
                                                      Thomas E. Prince
                                                    Executive Vice President
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                       Accounting Officer)

DATED:  March 26, 1998