Form 10-Q
period 1998-03-31
DOWNEY FINANCIAL CORP
filed 1998-05-04
CIK 935063

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

                  For the quarterly period ended March 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
     Title of each class                                 which registered
Common Stock, $0.01 Par Value                        New York Stock Exchange
                                                         Pacific Exchange

     Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At March 31, 1998, 26,755,938 shares of the Registrant's Common Stock, $0.01 par value were outstanding.


================================================================================

                             DOWNEY FINANCIAL CORP.

                  MARCH 31, 1998 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                     PART I


FINANCIAL INFORMATION.....................................................    1

    Consolidated Balance Sheets...........................................    1
    Consolidated Statements of Income.....................................    2
    Consolidated Statements of Comprehensive Income.......................    3
    Consolidated Statements of Cash Flows.................................    4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS...................................    8


                                     PART II

    OTHER INFORMATION.....................................................   25

    Item 6    Exhibits and Reports on Form 8-K............................   25

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                March 31,   December 31,   March 31,
(Dollars in Thousands, Except Per Share Data)                                     1998           1997         1997
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ......................................................................   $    46,571   $    48,823   $    78,068
Federal funds .............................................................        25,505         6,095        19,558
---------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .............................................        72,076        54,918        97,626
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value .....................................       125,005       159,398       140,055
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,865 at March 31, 1998, and December 31, 1997, and
    $6,975 at March 31, 1997) .............................................         6,885         6,885         6,997
Mortgage loans purchased under resale agreements ..........................        10,000          --          20,000
Loans held for sale, at the lower of cost or market .......................       174,379        35,100        15,149
Mortgage-backed securities available for sale, at fair value ..............        45,983        49,299        57,263
Loans receivable held for investment ......................................     5,179,832     5,281,997     4,900,500
Investments in real estate and joint ventures .............................        41,123        41,356        41,041
Real estate acquired in settlement of loans ...............................        10,414         9,626        17,202
Premises and equipment ....................................................       101,343       101,901        97,217
Federal Home Loan Bank stock, at cost .....................................        47,353        44,085        42,116
Other assets ..............................................................        57,520        51,260        49,307
---------------------------------------------------------------------------------------------------------------------
                                                                              $ 5,871,913   $ 5,835,825   $ 5,484,473
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..................................................................   $ 5,108,822   $ 4,869,978   $ 4,494,437
Government securities sold under agreements to repurchase .................          --          34,803          --
Federal Home Loan Bank advances ...........................................       209,854       352,458       330,479
Commercial paper ..........................................................        44,517        83,811       196,125
Other borrowings ..........................................................        12,712        12,663        10,188
Accounts payable and accrued liabilities ..................................        37,948        40,579        43,825
Deferred income taxes .....................................................        11,974        11,187         8,916
---------------------------------------------------------------------------------------------------------------------
    Total liabilities .....................................................     5,425,827     5,405,479     5,083,970
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock,  par  value of $0.01  per  share;  authorized 50,000,000 ahares; outstanding 26,755,938 shares at March 31, 1998, and December
    31, 1997, and 25,460,954 at March 31, 1997 ............................           268           268           255
Additional paid-in capital ................................................        45,954        45,954        22,634
Unrealized gains (losses) on securities available for sale ................           426           110        (2,947)
Retained earnings .........................................................       399,438       384,014       380,561
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ............................................       446,086       430,346       400,503
---------------------------------------------------------------------------------------------------------------------
                                                                              $ 5,871,913   $ 5,835,825   $ 5,484,473
=====================================================================================================================





See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                              Three Months Ended
                                                                                  March 31,
                                                                          --------------------------
(Dollars in Thousands, Except Per Share Data)                                  1998          1997
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ....................................................   $   105,345   $    93,691
   U.S. Treasury and agency securities .................................         1,829         2,034
   Mortgage-backed securities ..........................................           808           984
   Other investments ...................................................         1,741           875
----------------------------------------------------------------------------------------------------
       Total interest income ...........................................       109,723        97,584
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ............................................................        61,538        51,404
   Borrowings ..........................................................         5,559         8,062
----------------------------------------------------------------------------------------------------
       Total interest expense ..........................................        67,097        59,466
----------------------------------------------------------------------------------------------------
   NET INTEREST INCOME .................................................        42,626        38,118
   PROVISION FOR LOAN LOSSES ...........................................           272         2,155
----------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses .............        42,354        35,963
----------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees .......................................         3,169         2,289
   Real estate and joint ventures held for investment, net:
     Reduction of loss on real estate and joint ventures ...............         2,722         2,277
     Operations, net ...................................................         6,793         4,695
   Secondary marketing activities:
     Loan servicing fees ...............................................           150           406
     Net gains on sales of loans and mortgage-backed securities ........           872           333
   Net gains on sales of investment securities .........................            68          --
   Other ...............................................................         1,152           991
----------------------------------------------------------------------------------------------------
       Total other income, net .........................................        14,926        10,991
----------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs ..........................................        14,636        14,397
   Premises and equipment costs ........................................         3,882         3,524
   Advertising expense .................................................         1,583         1,258
   Professional fees ...................................................         1,386           809
   SAIF insurance premiums and regulatory assessments ..................           744           806
   Other general and administrative expense ............................         3,979         3,323
----------------------------------------------------------------------------------------------------
     Total general and administrative expense ..........................        26,210        24,117
----------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans ........           255           927
   Amortization of excess of cost over fair value of net assets acquired           132           132
----------------------------------------------------------------------------------------------------
       Total operating expense .........................................        26,597        25,176
----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .............................................        30,683        21,778
Income taxes ...........................................................        13,118         9,448
----------------------------------------------------------------------------------------------------
   NET INCOME ..........................................................   $    17,565   $    12,330
====================================================================================================
PER SHARE INFORMATION:
BASIC ..................................................................   $      0.63   $      0.44
====================================================================================================
DILUTED ................................................................   $      0.62   $      0.44
====================================================================================================
CASH DIVIDENDS PAID ....................................................   $     0.076   $     0.073
====================================================================================================
Weighted average shares outstanding ....................................    28,168,022    28,141,925
====================================================================================================

See accompanying notes to consolidated financial statements

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
(Dollars In Thousands)                                                               1998        1997
-------------------------------------------------------------------------------------------------------
NET INCOME .....................................................................   $ 17,565    $ 12,330
-------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:  UNREALIZED  GAINS
   (losses) on securities available for sale:
     U.S. Treasury and agency obligations and other investment securities
       available for sale, at fair value .......................................        485       1,604
     Mortgage-backed securities available for sale, at fair value ..............       (169)     (2,992)
-------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss) ...........................................        316      (1,388)
-------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ...........................................................   $ 17,881    $ 10,942
=======================================================================================================






































See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ----------------------
(In Thousands)                                                                                 1998        1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................................   $  17,565    $  12,330
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ......................................................       2,025        2,349
     Provision (recovery) for losses on loans, leases, real estate acquired in settlement
       of loans, investments in real estate and joint ventures and other assets .........      (2,383)         569
     Net gains on sales of loans and mortgage-backed securities, investment
       securities, real estate and other assets .........................................      (7,324)      (3,771)
     Interest capitalized on loans (negative amortization) ..............................      (4,806)      (2,997)
     Federal Home Loan Bank dividends ...................................................        (651)        (669)
   Loans originated for sale ............................................................    (257,669)     (40,029)
   Proceeds from sales of loans originated for sale .....................................      80,492       21,932
   Other, net ...........................................................................      (3,361)       6,247
------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ..................................................    (176,112)      (4,039)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sales of investment securities available for sale ..................................      60,068         --
     Sales of mortgage-backed securities available for sale .............................      39,277       16,582
     Sales of wholly owned real estate and real estate acquired in settlement of loans ..       1,517        4,427
   Purchase of:
     U.S. Treasury and agency obligations and other investment securities ...............     (27,617)        --
     Securities under resale agreements .................................................     (10,000)     (20,000)
     Loans receivable held for investment ...............................................      (2,729)      (4,898)
   Loans receivable originated held for investment (net of refinances of
     $23,242 and $15,176 at March 31, 1998 and 1997, respectively) ......................    (259,937)    (466,272)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale ......................................................     356,149      224,159
   Net change in undisbursed loan funds .................................................      12,530        5,521
   Investments in real estate held for investment .......................................       5,012       10,865
   Other, net ...........................................................................      (1,051)      (2,723)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ....................................     173,219     (232,339)
==================================================================================================================

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
(In Thousands)                                                                        1998         1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ....................................................   $ 238,844    $ 321,335
   Net decrease in securities sold under agreements to repurchase ..............     (34,803)        --
   Proceeds from Federal Home Loan Bank advances ...............................      25,000      180,300
   Repayments of Federal Home Loan Bank advances ...............................    (167,604)    (236,704)
   Net decrease in other borrowings ............................................     (39,245)      (2,149)
   Cash dividends ..............................................................      (2,141)      (2,037)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ......................................      20,051      260,745
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ......................................      17,158       24,367
Cash and cash equivalents at beginning of year .................................      54,918       73,259
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $  72,076    $  97,626
---------------------------------------------------------------------------------------------------------
Supplemental  disclosure of cash flow  information:  Cash paid (received) during the period for:
     Interest ..................................................................   $  67,178    $  57,282
     Income taxes ..............................................................       8,155       (7,109)
Supplemental disclosure of non-cash investing:
   Loans exchanged for mortgage-backed securities ..............................      39,211       16,626
   Real estate acquired in settlement of loans .................................       5,431        6,316
   Loans to facilitate the sale of real estate acquired in settlement of loans .       3,045        3,526
=========================================================================================================



























See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) - Basis of Presentation

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of March 31, 1998, December 31, 1997 and March 31, 1997, and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1997, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Position and Results of Operations as of December 31, 1997, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

Note (2) - Stock Dividend

     The Board of Directors announced on April 22, 1998, the declaration of a 5% stock dividend and a quarterly cash dividend of $0.08 per share. The cash dividend is payable on both existing shares outstanding as well as those to be issued as a result of the stock dividend, thereby effectively providing shareholders with a 5% cash dividend increase.

     Both the stock and cash dividend are payable on May 22, 1998, to stockholders of record on May 7, 1998. In lieu of fractional shares, stockholders will receive cash based on the record date closing price, adjusted to reflect the shares outstanding after the 5% stock dividend. Upon completion of the stock dividend, there will be approximately 28.1 million shares of common stock outstanding.

     In accordance with generally accepted accounting principles, per share computations are based on the number of shares outstanding adjusted for the stock dividend. Below are the adjusted per share net income and cash dividends paid for each quarter of 1997 and first quarter 1998.


                                         Net Income Per Share    Cash
                                         --------------------  Dividends
                                           Basic     Diluted     Paid
------------------------------------------------------------------------
1997:
    First quarter ....................   $   0.44  $  0.44     $  0.073
    Second quarter ...................       0.30     0.30        0.075
    Third quarter ....................       0.37     0.37        0.076
    Fourth quarter ...................       0.50     0.50        0.076
-----------------------------------------------------------------------
        Total ........................   $   1.61  $  1.61     $  0.300
=======================================================================
1998:
    First quarter ....................   $   0.63  $  0.62     $  0.076
=======================================================================

Note (3) - Segments of an Enterprise and Related Information

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

Note (4) - Net Income Per Share

     Net income per share is calculated on both a basic and diluted basis. Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

Note (5) - Derivatives

     As part of its secondary marketing activities, Downey utilizes forward sale contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At March 31, 1998, such contracts amounted to approximately $221 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

Note (6) - Income Taxes

     During the first quarter of 1998, the Internal Revenue Service ("IRS") completed its review of Downey's federal income tax returns for years 1990 through 1995. As a result of that review, the IRS proposed additions to tax of approximately $20 million. Of that amount, Downey has paid approximately $5 million for items not disputed. The balance of the remaining tax additions primarily relates to the sale and leaseback of computer equipment in 1990. Management believes substantial legal authority exists for the positions taken on the tax returns and intends to vigorously defend those positions, and that adequate provisions have been provided for the potential exposure.

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

OVERVIEW

     Net income for the first quarter of 1998 totaled $17.6 million, or $0.62 per share on a diluted basis, up 42.5% from the $12.3 million, or $0.44 per share earned in the first quarter of 1997.

     First quarter 1998 net income benefited from the settlement of certain loan and real estate investment obligations of a joint venture partner ("settlement"). The pre-tax amount totaled $5.1 million of which $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses; $2.6 million was recorded as a reduction of loss on real estate and joint ventures; $0.8 million was recorded in miscellaneous other income; and $0.3 million was recorded as a reduction to professional fees within general and administrative expense. Excluding the settlement, net income would have been $14.6 million, up $2.3 million or 18.7% from a year ago.

     The increase in net income between first quarters, excluding the previously mentioned settlement, reflected several factors. Net interest income increased $4.5 million or 11. 8% due to a like percentage increase in average earning assets, while adjusted total other income increased $0.5 million primarily reflecting increases in loan and deposit related fees as well as net gains on sales of loans. Also contributing to the improvement in net income were reductions of $0.5 million in adjusted provision for loan losses and $0.7 million in costs associated with the net operation of real estate acquired in settlement of loans. Those positive factors were partially offset by a $2.4 million increase in general and administrative costs.

     For the first quarter of 1998, the return on average assets was 1.20% and the return on average equity was 16.13%. Excluding the previously mentioned settlement, the returns on average assets and average equity would have been 1.00% and 13.44%, respectively.

     At March 31, 1998, assets totaled $5.9 billion, up $387.4 million or 7.1% from a year ago. Single family loan originations totaled $453.0 million in the first quarter of 1998 compared to $432.6 million in the first quarter of 1997. Of the current quarter total, $257.7 million represented originations of loans for sale and $62.6 million represented originations for portfolio of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. In addition to single family loans, $93.7 million of other loans were originated in the quarter including $45.6 million of automobile loans and $37.8 million of construction and land loans.

     Non-performing assets declined $2.4 million during the quarter to $49.7 million or 0.85% of total assets.

     Deposits totaled $5.1 billion at March 31, 1998, up $614.4 million or 13.7% from a year-ago. Since deposit growth exceeded the growth in assets, borrowings were reduced by $269.7 million and totaled $267.1 million at the end of the current quarter. During the quarter, three new traditional branches were opened, bringing total branches to 89 of which 26 are in-store. A year ago, branches totaled 82.

     At March 31, 1998, Downey Savings and Loan Association, F.A. (the "Bank") had core and tangible capital ratios of 6.83% and a risk-based capital ratio of 12.92%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $42.6 million in the first quarter of 1998, up $4.5 million or 11.8% from the same period last year. The improvement between first quarters reflects an increase of 11.8% in average earning assets. The effective interest spread of 3.04% in the current quarter was unchanged from the year-ago quarter, but up from the fourth quarter 1997 level of 2.94%.

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

                                                                         Three Months Ended
                                      ------------------------------------------------------------------------------------------
                                             March 31, 1998               December 31, 1997              March 31, 1997
                                      ------------------------------------------------------------------------------------------
                                                             Average                       Average                       Average
                                       Average               Yield/    Average              Yield/   Average             Yield/
(Dollars In Thousands)                 Balance    Interest    Rate     Balance   Interest    Rate    Balance   Interest   Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ..........................   $5,313,496  $105,345    7.93%  $5,309,555  $105,867    7.98%  $4,762,353  $93,691   7.87%
   Mortgage-backed securities .....       47,970       808    6.74       50,534       838    6.63       59,976      984   6.56
   Investment securities ..........      253,926     3,570    5.70      251,801     3,752    5.91      201,159    2,909   5.86
-------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets    5,615,392   109,723    7.82    5,611,890   110,457    7.87    5,023,488   97,584   7.77
Non-interest-earning assets .......      248,698                        238,288                        256,277
-------------------------------------------------------------------------------------------------------------------------------

      Total assets ................   $5,864,090                     $5,850,178                     $5,279,765
===============================================================================================================================
Interest-bearing liabilities:
   Deposits .......................   $5,005,049  $ 61,538    4.99%  $4,817,987 $  60,539    4.99%  $4,275,799  $51,404   4.88%
   Borrowings .....................      351,068     5,559    6.42      561,179     8,715    6.16      547,302    8,062   5.97
-------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
         liabilities ..............    5,356,117    67,097    5.08    5,379,166    69,254    5.11    4,823,101   59,466   5.00
Non-interest-bearing liabilities ..       72,328                         47,985                         60,158
Stockholders' equity ..............      435,645                        423,027                        396,506
-------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
         stockholders' equity .....   $5,864,090                     $5,850,178                     $5,279,765
===============================================================================================================================
Net interest income/interest rate
   spread .........................               $ 42,626    2.74%             $  41,203    2.76%              $38,118   2.77%
Excess of interest-earning assets
   overinterest-bearing liabilities   $  259,275                     $  232,724                     $  200,387
Effective interest rate spread ....                           3.04%                          2.94%                        3.04%
===============================================================================================================================

     Changes in Downey's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The table on the following page sets forth information regarding changes in interest income and expense for Downey for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by comparative period rate); (ii) changes in rate (changes in rate multiplied by comparative period volume); and (iii) changes in rate-volume (changes in rate multiplied by changes in volume). Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month's daily average balance during the period.

                                                Three Months Ended
                                   --------------------------------------------
                                       March 31, 1998 versus March 31, 1997
                                                  Changes Due To
                                   --------------------------------------------
                                                              Rate/
(In Thousands)                      Volume       Rate        Volume       Net
-------------------------------------------------------------------------------
Interest income:
   Loans .......................   $ 10,843    $    727    $     84    $ 11,654
   Mortgage-backed securities ..       (197)         26          (5)       (176)
   Investment securities .......        763         (81)        (21)        661
-------------------------------------------------------------------------------
      Change in interest income      11,409         672          58      12,139
-------------------------------------------------------------------------------
Interest expense:
   Deposits ....................      8,767       1,168         199      10,134
   Borrowings ..................     (2,896)        641        (248)     (2,503)
-------------------------------------------------------------------------------
      Change in interest expense      5,871       1,809         (49)      7,631
-------------------------------------------------------------------------------
Change in net interest income ..   $  5,538    $ (1,137)   $    107    $  4,508
===============================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $0.3 million in the current quarter compared to $2.2 million in the year-ago quarter. The decrease primarily reflects a $1.4 million recovery of a prior loan charge-off as a result of the previously mentioned settlement. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 22.

OTHER INCOME

     Total other income was $14.9 million in the first quarter of 1998, up $3.9 million or 35.8% from the year-ago quarter. The increase between first quarters was due largely to the previously mentioned settlement. Income from real estate held for investment included $2.6 million of settlement proceeds as a reduction to the provision for losses, while the miscellaneous other income category contained $0.8 million. Also favorably impacting total other income were increases of $0.9 million in loan and deposit related fees and $0.5 million in net gains on sales of loans. Excluding the settlement, income from real estate held for investment would have declined between first quarters by $0.1 million due primarily to a similar reduction in gains from the sale of joint venture properties. Such gains totaled $5.4 million in the current quarter, compared to $5.5 million in the year-ago period.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations. The above mentioned $5.4 million joint venture gains in the current quarter are included in equity in net income (loss) from joint ventures, while the year-ago joint venture gains of $5.5 million appear in two categories. Equity in net income (loss) from joint ventures contains $3.9 million of the gain, while $1.6 million is reported in the recovery for losses on real estate and joint ventures category.

                                                                               Three Months Ended
                                                         ------------------------------------------------------------
                                                         March 31,  December 31,  September 30,   June 30,  March 31,
(In Thousands)                                             1998        1997           1997          1997      1997
---------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................   $   881    $   868        $   124       $   474    $   851
   Equity in net income (loss) from joint ventures ....     5,226        636            467          (238)     3,066
   Interest from joint venture advances ...............       686        359            382           361        778
--------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................     6,793      1,863            973           597      4,695
Net gains on sales of wholly owned real estate ........      --        1,094          1,505           305       --
Recovery for losses on real estate and joint ventures .     2,722        109            317           487      2,277
--------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations   $ 9,515    $ 3,066        $ 2,795       $ 1,389    $ 6,972
====================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $26.6 million in the current quarter, up $1.4 million or 5.6% from the first quarter of 1997. The increase was due to higher general and administrative costs which increased $2.1 million or 8.7%, as the costs associated with the net operation of real estate acquired in settlement of loans declined by $0.7 million. Included within general and administrative expense in the current quarter was a $0.3 million reduction to professional fees due to the previously mentioned settlement, while the year-ago first quarter included $1.4 million of expense associated with the departure of the former chief executive. Excluding those amounts, general and administrative expense would have increased by $3.8 million or 16.7% between first quarters. The increase in general and administrative expense reflected branch expansion and growth in lending activities.

PROVISION FOR INCOME TAXES

     Income taxes for the first quarter totaled $13.1 million, resulting in an effective tax rate of 42.8%, compared to $9.4 million and 43.4% for the like quarter of a year ago. For further information regarding income taxes see "Note
(6) - Income Taxes" on page 7.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $33.8 million during the first quarter to a total of $5.4 billion, or 92.0% of assets, at March 31, 1998. The relatively small change during the quarter was affected by the low level of interest rates which significantly increased customer preference for fixed rate residential loans rather than adjustable rate mortgages ("ARMs"). Reflecting these market dynamics, a greater proportion of the residential one-to-four unit loan originations during the current quarter were fixed rate rather than adjustable rate, and prepayment speeds experienced in the existing ARM portfolio were higher than in recent quarters as more customers refinanced their ARMs into fixed rate loans. As a result, the portfolio of residential one-to-four unit loans held for sale increased by $139.3 million as fixed rate loans are originated for sale into the secondary market, while the portfolio of residential one-to-four unit loans held for investment declined by $110.8 million due to the higher ARM prepayment speeds.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                           Three Months Ended
                                             ------------------------------------------------------------
                                             March 31,  December 31,  September 30,   June 30,  March 31,
(In Thousands)                                 1998        1997           1997         1997        1997
---------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential - one-to-four ARMs (1) ....   $190,490    $254,028       $383,204      $611,371   $388,707
   Residential - one-to-four fixed (2) ...      4,791       6,705          6,049         8,408      3,904
   Other (3) .............................     93,672      85,527        120,204       110,455     97,261
---------------------------------------------------------------------------------------------------------
     Total loans originated for investment    288,953     346,260        509,457       730,234    489,872
Loans originated for sale (primarily
   residential - fixed) ..................    257,669      79,429         74,721        95,092     40,029
---------------------------------------------------------------------------------------------------------
   Total loans originated ................   $546,622    $425,689       $584,178      $825,326   $529,901
=========================================================================================================

(1) For the three months ended March 31, 1998, December 31, 1997, September 30, 1997, June 30, 1997 and March 31, 1997, $2.6 million, $5.6 million, $6.7 million, $17.3 million and $4.9 million, respectively, of loans purchased through correspondent lending relationships are included.
(2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines.
(3) For the three months ended March 31, 1998, September 30, 1997, and June 30, 1997, $0.1 million, $0.4 million, and $1.0 million, respectively, of loans purchased through correspondent lending relationships are included.

     Originations of one-to-four unit residential loans totaled $453.0 million in the first quarter of 1998, of which $195.3 million were for portfolio and $257.7 million were for sale. This was 33% higher than the $340.2 million originated in the fourth quarter of 1997, and 5% higher than the $432.6 million originated in the year-ago quarter. Of the current quarter total, $62.6 million represented originations of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. During the current quarter, 70% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 5%). This is up from 51% (existing Downey loans were 2%) during the 1997 fourth quarter, and up from 49% (existing Downey loans were 3%) in the year-ago first quarter. In addition to single family loans, $93.7 million of other loans were originated in the quarter including $45.6 million of automobile loans and $37.8 million of construction and land loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At March 31, 1998, $2.6 billion of the

ARMs in Downey's loan portfolio were subject to negative amortization of which $32.4 million represented the amount of negative amortization included in the loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans. Sales of loans originated by Downey were $118.9 million for the first quarter of 1998, compared to $70.1 million in the previous quarter and $38.2 million for the first quarter of 1997. All were secured by residential one-to-four unit property and at March 31, 1998, loans held for sale totaled $174.4 million.

     At March 31, 1998, Downey had commitments to fund loans amounting to $468.8 million, of which $283.1 million were fixed rate one-to-four unit residential loans being originated for sale in the secondary market, undrawn lines of credit of $68.3 million, loans in process of $70.5 million and letters of credit of $0.4 million. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities for the periods indicated.

                                                                                 Three Months Ended
                                                          ----------------------------------------------------------------
                                                          March 31,    December 31,  September 30,   June 30,    March 31,
(In Thousands)                                               1998         1997          1997          1997         1997
--------------------------------------------------------------------------------------------------------------------------
Investment Portfolio:
Loans originated:
   Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable ....................................   $ 127,871    $ 159,656      $ 297,963     $ 563,119    $ 363,704
        Adjustable - subprime .........................      60,017       88,820         78,531        30,943       20,105
--------------------------------------------------------------------------------------------------------------------------
         Total adjustable .............................     187,888      248,476        376,494       594,062      383,809
        Fixed .........................................       3,319        5,865          5,054         7,467        3,879
        Fixed - subprime ..............................       1,472          825            995           941           25
      Five or more units - adjustable .................         875         --             --           4,600         --
--------------------------------------------------------------------------------------------------------------------------
         Total residential ............................     193,554      255,166        382,543       607,070      387,713
    Commercial real estate ............................       4,214        3,685           --           4,145         --
    Construction ......................................      29,906       16,842         26,200        11,121       25,851
    Land ..............................................       7,851         --           13,310         6,985         --
   Non-mortgage:
    Commercial ........................................         610        6,435          1,628         2,445        3,828
    Automobile ........................................      45,552       51,985         70,757        73,389       62,909
    Other consumer ....................................       4,537        6,580          7,951         6,784        4,673
--------------------------------------------------------------------------------------------------------------------------
        Total loans originated ........................     286,224      340,693        502,389       711,939      484,974
Real estate loans purchased (1) .......................       2,729        5,567          7,068        18,295        4,898
--------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased ...............     288,953      346,260        509,457       730,234      489,872
Loan repayments .......................................    (376,371)    (321,020)      (302,116)     (271,387)    (235,834)
Other net changes (2), (3) ............................     (14,747)      (1,113)      (312,185)        3,367       (9,252)
--------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment    (102,165)      24,127       (104,844)      462,214      244,786
--------------------------------------------------------------------------------------------------------------------------
Sale Portfolio:
Residential, one-to-four units:
   Originated whole loans .............................     257,669       79,429         74,721        95,092       40,029
   Loans transferred (to) from the investment portfolio         604         (156)       290,606          (338)         446
   Originated whole loans sold (3) ....................     (79,686)     (41,540)      (345,198)      (59,696)     (21,555)
   Loans exchanged for mortgage-backed securities .....     (39,211)     (28,566)       (16,854)      (27,476)     (16,626)
   Other net changes ..................................         (97)         (35)             6           (44)         (10)
--------------------------------------------------------------------------------------------------------------------------
    Net increase in loans held for sale ...............     139,279        9,132          3,281         7,538        2,284
--------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .....................      39,211       28,566         16,854        27,476       16,626
   Sold ...............................................     (39,211)     (28,566)       (16,854)      (27,476)     (16,626)
   Repayments .........................................      (3,020)      (3,112)        (2,823)       (3,124)      (3,501)
   Other net changes ..................................        (296)         480            147           468         (503)
--------------------------------------------------------------------------------------------------------------------------
    Net decrease in mortgage-backed securities ........      (3,316)      (2,632)        (2,676)       (2,656)      (4,004)
       available for sale
--------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans and
       mortgage-backed securities held for
       sale and available for sale ....................     135,963        6,500            605         4,882       (1,720)
--------------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and
       mortgage-backed Securities .....................   $  33,798    $  30,627      $(104,239)    $ 467,096    $ 243,066
==========================================================================================================================

(1) Primarily one-to-four unit residential loans. Included in the three months ended March 31, 1998, September 30, 1997, and June 30, 1997, were $0.1 million, $0.4 million and $1.0 million, respectively, of five or more unit residential loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).
(3) Includes $290.5 million of one-to-four unit residential ARMs transferred from the held for investment portfolio during the three months ended September 30, 1997, and sold servicing released.

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios at the dates indicated.

                                                           March 31,     December 31,   September 30,    June 30,       March 31,
(In Thousands)                                               1998            1997           1997           1997           1997
---------------------------------------------------------------------------------------------------------------------------------
Investment Portfolio:
    Loans secured by real estate:
      Residential:
        One-to-four units:
           Adjustable .................................   $ 4,027,520    $ 4,190,160    $ 4,260,831    $ 4,451,684    $ 4,051,862
           Adjustable - subprime ......................       303,058        245,749        158,987         82,873         52,678
           Fixed ......................................       161,518        168,315        169,978        171,981        170,833
           Fixed - subprime ...........................         4,672          3,321          2,500          1,507            567
---------------------------------------------------------------------------------------------------------------------------------
              Total one-to-four units .................     4,496,768      4,607,545      4,592,296      4,708,045      4,275,940
        Five or more units:
           Adjustable .................................        30,129         29,246         41,636         47,341         42,901
           Fixed ......................................         8,748          9,032          9,260         14,333         13,338
      Commercial real estate:
        Adjustable ....................................        73,013         87,604        115,923        126,686        127,245
        Fixed .........................................       118,476        114,821         95,941         94,993        101,162
      Construction ....................................        89,989         70,865         60,459         48,765         78,559
      Land ............................................        32,510         25,687         26,270         24,847         18,629
    Non-mortgage:
      Commercial ......................................        25,478         26,024         23,741         25,718         25,450
      Automobile ......................................       350,316        342,326        325,216        287,611        242,403
      Other consumer ..................................        45,529         47,735         47,067         46,244         46,892
---------------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment ...............     5,270,956      5,360,885      5,337,809      5,424,583      4,972,519
    Increase (decrease) for:
      Undisbursed loan funds ..........................       (78,888)       (64,884)       (65,783)       (48,487)       (55,447)
      Deferral of fees and discounts, net of costs ....        19,581         18,088         16,762         17,806         14,111
      Allowance for estimated loss ....................       (31,817)       (32,092)       (30,918)       (31,188)       (30,683)
---------------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment, net ..........     5,179,832      5,281,997      5,257,870      5,362,714      4,900,500
---------------------------------------------------------------------------------------------------------------------------------
Sale Portfolio, Net:
    Loans held for sale (all one-to-four units):
      Adjustable ......................................        10,019          1,617          4,614          1,942          1,800
      Fixed ...........................................       164,360         33,483         21,354         20,745         13,349
---------------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale .....................       174,379         35,100         25,968         22,687         15,149
    Mortgage-backed securities available for sale:
      Adjustable ......................................        16,135         17,751         18,716         19,799         21,367
      Fixed ...........................................        29,848         31,548         33,215         34,808         35,896
---------------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities available
           for sale ...................................        45,983         49,299         51,931         54,607         57,263
---------------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities held
           for sale and available for sale ............       220,362         84,399         77,899         77,294         72,412
---------------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities ....   $ 5,400,194    $ 5,366,396    $ 5,335,769    $ 5,440,008    $ 4,972,912
=================================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At March 31, 1998, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and at March 31, 1998, reflect an unrealized gain of $0.6 million. The current quarter-end unrealized gain, less the associated tax effect of $0.3 million, is reflected as a separate component of stockholders' equity until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $41.1 million at March 31, 1998, substantially unchanged from year-end 1997 and March 31, 1997.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.

                                                        Three Months Ended
                                 -------------------------------------------------------------
                                  March 31,  December 31,  September 30,  June 30,   March 31,
(In Thousands)                      1998        1997           1997         1997       1997
----------------------------------------------------------------------------------------------
Balance at beginning of period   $ 21,244     $ 21,353       $ 21,670     $ 23,849   $ 30,071
Provision ....................     (2,722)        (109)          (317)        (487)    (2,277)
Charge-offs ..................       (382)        --             --         (1,692)    (3,945)
Recoveries ...................       --           --             --           --         --
---------------------------------------------------------------------------------------------
Balance at end of period .....   $ 18,140     $ 21,244       $ 21,353     $ 21,670   $ 23,849
=============================================================================================

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


                                                         Three Months Ended
                                 ---------------------------------------------------------------
                                 March 31,   December 31,  September 30,    June 30,   March 31,
(In Thousands)                     1998          1997          1997           1997      1997
------------------------------------------------------------------------------------------------
Balance at beginning of period   $   839      $ 1,083        $ 1,182        $ 1,334    $ 1,078
Provision ....................       304          (24)           235            299        597
Charge-offs ..................      (245)        (220)          (334)          (451)      (341)
Recoveries ...................      --           --             --             --         --
----------------------------------------------------------------------------------------------
Balance at end of period .....   $   898      $   839        $ 1,083        $ 1,182    $ 1,334
==============================================================================================

DEPOSITS

     At March 31, 1998, deposits totaled $5.1 billion, up $614.4 million or 13.7% from the year-ago quarter end, and up $238.8 million or 4.9% from year-end 1997. Compared to the year-ago period, transaction accounts (i.e., checking, regular passbook and money market) increased $140.3 million or 16.2%, while certificates of deposits increased $474.1 million or 13.1%. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                             March 31, 1998       December 31, 1997    September 30, 1997       June 30, 1997       March 31, 1997
                           -------------------   ------------------   --------------------  --------------------  ------------------
                           Weighted              Weighted             Weighted               Weighted             Weighted
                            Average               Average              Average                Average              Average
(Dollars in Thousands)        Rate      Amount     Rate      Amount     Rate      Amount       Rate     Amount      Rate     Amount
------------------------------------------------------------------------------------------------------------------------------------
Transaction accounts ...      2.10%  $1,007,323    2.15%  $  935,869    2.10%   $  915,647     3.04%  $  860,065    2.00%  $ 867,028
Certificates of deposit:
   Less than 3.00% .....      2.63       29,543    2.64       30,623    2.66        32,279     2.67       32,592    2.65      33,667
   3.00-3.49 ...........      3.01          581    3.02          766    3.04           623     3.02          337    3.03         301
   3.50-3.99 ...........   --              --       --          --      3.99            24     3.99           24    3.88          54
   4.00-4.49 ...........      4.20       60,410    4.31       60,095    4.38        55,701     4.39       56,667    4.39      58,045
   4.50-4.99 ...........      4.89      134,194    4.87       40,356    4.87        44,012     4.90       78,430    4.88     131,700
   5.00-5.99 ...........      5.63    2,947,539    5.63    2,896,291    5.61     2,740,673     5.64    2,847,321    5.61   2,833,931
   6.00-6.99 ...........      6.06      925,762    6.06      901,920    6.07       989,209     6.08      751,054    6.13     560,129
   7.00 and greater ....      7.21        3,470    7.22        4,058    7.21         4,626     7.21        4,622    7.14       9,582
------------------------------------------------------------------------------------------------------------------------------------
     Total certificates
        of deposit            5.66    4,101,499    5.68    3,934,109    5.68     3,867,147     5.67    3,771,047    5.62   3,627,409
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits           4.96%  $5,108,822    5.00%  $4,869,978    5.00%   $4,782,794     5.00%  $4,631,112    4.92% $4,494,437
====================================================================================================================================

BORROWINGS

     During the 1998 first quarter, borrowings decreased $216.7 million to $267.1 million, reflecting decreases in FHLB advances, commercial paper and reverse repurchase agreements. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                      March 31,   December 31,  September 30,   June 30,  March 31,
(Dollars in Thousands)                                  1998         1997          1997           1997       1997
-------------------------------------------------------------------------------------------------------------------
FHLB advances ...................................      $209,854    $352,458       $467,637     $550,736    $330,479
Reverse repurchase agreements ...................          --        34,803           --           --          --
Commercial paper ................................        44,517      83,811        118,635      236,809     196,125
Other borrowings ................................        12,712      12,663         12,760       10,063      10,188
-------------------------------------------------------------------------------------------------------------------
   Total borrowings .............................      $267,083    $483,735       $599,032     $797,608    $536,792
===================================================================================================================
Weighted average rate on borrowings during
   the period ...................................         6.42%       6.16%          6.07%        6.04%       5.97%
Total borrowings as a percentage of total assets          4.55        8.29          10.23        13.55        9.79
===================================================================================================================

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Downey's market risk arises primarily from interest rate risk in its lending and deposit taking activities. This interest rate risk occurs to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. Since Downey's earnings depend primarily on its net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, a principal objective of Downey is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. There has been no significant change in market risk since December 31, 1997.

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of March 31, 1998, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                              March 31, 1998
                                                  ------------------------------------------------------------------------
                                                      Within        7 - 12      1 - 5      5 - 10       Over        Total
(Dollars in Thousands)                               6 Months       Months      Years      Years      10 Years     Balance
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock ..... (1) $     99,752   $      --     $114,996   $   --     $   --     $  214,748
   Loans and mortgage-backed securities:
     Mortgage-backed securities ............. (2)       20,838         4,490     16,490      2,941      1,224       45,983
     Loans secured by real estate:
       Residential:
         Adjustable ......................... (2)    4,257,416       105,572      7,859       --         --      4,370,847
         Fixed .............................. (2)      187,563        18,429     81,103     33,118     19,047      339,260
       Commercial real estate ............... (2)       76,323         8,402     77,269     21,784      4,202      187,980
       Construction ......................... (2)       36,854          --         --         --         --         36,854
       Land ................................. (2)       12,778            41        358        546        319       14,042
     Non-mortgage:
       Commercial ........................... (2)       16,984          --         --         --         --         16,984
       Consumer ............................. (2)      107,386        63,157    217,701       --         --        388,244
--------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed securities        4,716,142       200,091    400,780     58,389     24,792    5,400,194
--------------------------------------------------------------------------------------------------------------------------
     Total ..................................       $4,815,894       200,091   $515,776   $ 58,389   $ 24,792   $5,614,942
==========================================================================================================================
Deposits and borrowings:
   Interest bearing deposits:
     Fixed maturity deposits ................ (1)  $ 2,154,362   $ 1,520,829   $426,308   $   --     $   --     $4,101,499
--------------------------------------------------------------------------------------------------------------------------
     Transaction accounts ................... (3)      873,478          --         --         --         --        873,478
   Non-interest bearing transaction
     accounts ...............................          133,845          --         --         --         --        133,845
--------------------------------------------------------------------------------------------------------------------------
     Total deposits .........................        3,161,685     1,520,829    426,308       --         --      5,108,822
--------------------------------------------------------------------------------------------------------------------------
   Borrowings ...............................          156,748        25,858     81,677      2,800       --        267,083
--------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowings ..........       $3,318,433   $ 1,546,687   $507,985   $  2,800   $   --     $5,375,905
==========================================================================================================================
Excess (shortfall) of interest-earning
   assets over interest-bearing liabilities .       $1,497,461   $(1,346,596)     7,791   $ 55,589   $ 24,792   $  239,037
Cumulative gap ..............................        1,497,461       150,865    158,656    214,245    239,037
Cumulative gap - as a % of total assets:
   March 31, 1998 ...........................           25.50%         2.57%      2.70%      3.65%      4.07%
   December 31, 1997 ........................           24.82          1.35       2.71       3.54       3.93
   March 31, 1997 ...........................           16.85          2.80       1.71       2.63       3.11
==========================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Based upon contractual maturity or repricing date.

     The six-month gap at March 31, 1998, was a positive 25.50% (i.e., more interest-earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 24.82% at December 31, 1997, and 16.85% at March 31, 1997. Downey's strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended March 31, 1998, Downey originated and purchased for investment $1.8 billion of adjustable rate loans and mortgage-backed securities which represented approximately 95% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At March 31, 1998, 98% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, down slightly from 99% at December 31, 1997, but unchanged from 98% at March 31, 1997. At March 31, 1998, loans and mortgage-backed securities with adjustable interest rates represented 89% of Downey's loans and mortgage-backed securities portfolios. During the first quarter of 1997, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At March 31, 1998, $5.1 billion or 92% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $5.1 billion or 94% and $4.7 billion or 94%, at December 31, 1997, and March 31, 1997, respectively.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                             March 31,   December 31,  September 30,  June 30,  March 31,
                                               1998          1997          1997         1997      1997
---------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities         7.94%         7.95%         7.80%        7.61%     7.74%
   Investment securities .............         5.84          5.79          5.75         5.67      5.71
-------------------------------------------------------------------------------------------------------
   Earning assets yield ..............         7.86          7.87          7.72         7.55      7.66
-------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ..........................         4.96          5.00          5.00         5.00      4.92
   Borrowings:
     FHLB advances ...................         6.17          6.11          6.04         5.98      5.83
     Other borrowings ................         6.19          6.15          5.78         5.60      5.53
-------------------------------------------------------------------------------------------------------
   Combined borrowings ...............         6.17          6.12          5.98         5.87      5.72
-------------------------------------------------------------------------------------------------------
   Combined funds ....................         5.02          5.11          5.11         5.13      5.01
-------------------------------------------------------------------------------------------------------
Interest rate spread .................         2.84%         2.76%         2.61%        2.42%     2.65%
=======================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios at March 31, 1998, was 7.94%, virtually unchanged from 7.95% at December 31, 1997, but up from 7.74% at March 31, 1997. At March 31, 1998, the single family ARM portfolio, including mortgage-backed securities, totaled $4.4 billion with a weighted average rate of 7.65%, compared to $4.5 billion with a weighted average rate of 7.58% at December 31, 1997, and $4.1 billion with a weighted average rate of 7.33% at March 31, 1997.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets decreased during the quarter by $2.4 million to $49.7 million at March 31, 1998, or 0.85% of total assets. Non-performing assets at quarter end include non-accrual loans aggregating $17.4 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                       March 31,   December 31,   September 30,  June 30,   March 31,
(Dollars in Thousands)                                   1998          1997           1997         1997       1997
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
   One-to-four unit residential                           $17,736     $20,816        $21,602     $20,893     $23,739
   One-to-four unit residential - subprime                    832        --              174        --          --
   Other                                                   20,060      20,883         20,383      20,369      19,733
--------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans                               38,628      41,699         42,159      41,262      43,472
Real estate acquired in settlement of loans, net           10,414       9,626         13,072      14,357      17,202
Repossessed automobiles                                       688         795            477         317         270
--------------------------------------------------------------------------------------------------------------------
   Gross non-performing assets                            $49,730     $52,120        $55,708     $55,936     $60,944
====================================================================================================================

====================================================================================================================
Allowance for loan losses (1):
   Amount                                                 $31,817     $32,092        $30,918     $31,188     $30,683
   As a percentage of non-performing loans                 82.37%      76.96%          73.34%      75.59%      70.58%
Non-performing assets as a percentage of total assets       0.85        0.89            0.95        0.95        1.11
====================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At March 31, 1998, the recorded investment in loans for which impairment has been recognized totaled $13.7 million (all of which were on non-accrual status). The total allowance for possible losses related to such loans was $1.3 million. During the first quarter of 1998, total interest recognized on the impaired loan portfolio, on a cash basis, was $0.5 million.

Delinquent Loans

     During the 1998 first quarter, total delinquencies were essentially unchanged as increases in the 30-59 days and 60-89 days categories were offset by a decrease in the 90+ days category. As a percentage of loans outstanding, delinquencies at the end of the 1998 first quarter were 0.79%, unchanged from year-end 1997 and below the year-ago level of 0.89%.

     The following table indicates the amounts of Downey's past due loans.

                                                          March 31, 1998                             December 31, 1997
                                               ---------------------------------------   -------------------------------------------
                                                 30-59      60-89      90+                  30-59      60-89       90+
(Dollars in Thousands)                           Days        Days    Days (1)    Total       Days       Days     Days (1)     Total
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......................  $14,532    $ 6,096    $14,487    $35,115    $12,099    $ 4,101    $18,579    $34,779
     One-to-four units - subprime ...........      287        359        186        832        185       --         --          185
     Five or more units .....................      222       --         --          222       --          222       --          222
   Commercial real estate ...................      241       --         --          241       --         --          279        279
   Construction .............................     --         --         --         --         --         --         --         --
   Land .....................................     --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ................   15,282      6,455     14,673     36,410     12,284      4,323     18,858     35,465
Non-mortgage:
   Commercial ...............................     --         --         --         --         --         --         --         --
   Automobile ...............................    4,005        946        716      5,667      4,167        981        961      6,109
   Other consumer ...........................       73         57        457        587        218         54        533        805
------------------------------------------------------------------------------------------------------------------------------------
       Total loans ..........................  $19,360    $ 7,458    $15,846    $42,664    $16,669    $ 5,358    $20,352    $42,379
====================================================================================================================================
Delinquencies as a percentage of total loans      0.36%      0.14%      0.29%      0.79%      0.31%      0.10%      0.38%      0.79%
====================================================================================================================================
                                                        September 30, 1997                              June 30, 1997
                                               ---------------------------------------   -------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......................  $14,950    $ 5,851    $17,405    $38,206    $10,427    $ 5,402    $18,583    $34,412
     One-to-four units - subprime ...........     --          114         60        174        209       --         --          209
     Five or more units .....................      223        135       --          358       --         --         --         --
   Commercial real estate ...................     --         --          279        279       --         --          279        279
   Construction .............................     --         --         --         --         --         --         --         --
   Land .....................................     --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ................   15,173      6,100     17,744     39,017     10,636      5,402     18,862     34,900
Non-mortgage:
   Commercial ...............................     --         --         --         --         --         --         --         --
   Automobile ...............................    3,903      1,312        672      5,887      3,574        647        555      4,776
   Other consumer ...........................      355        173         58        586        165         66         87        318
------------------------------------------------------------------------------------------------------------------------------------
       Total loans ..........................  $19,431    $ 7,585    $18,474    $45,490    $14,375    $ 6,115    $19,504    $39,994
====================================================================================================================================
Delinquencies as a percentage of total loans     0.36%      0.14%      0.35%      0.85%      0.27%      0.11%      0.36%      0.74%
====================================================================================================================================
                                                            March 31, 1997
                                               ---------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......................  $15,221    $ 5,095    $20,320    $40,636
     One-to-four units - subprime ...........     --         --         --         --
     Five or more units .....................     --         --         --         --
   Commercial real estate ...................     --         --          279        279
   Construction .............................     --         --         --         --
   Land .....................................     --         --         --         --
----------------------------------------------------------------------------------------
     Total real estate loans ................   15,221      5,095     20,599     40,915
Non-mortgage:
   Commercial ...............................     --         --         --         --
   Automobile ...............................    2,419        278        324      3,021
   Other consumer ...........................       69         34         86        189
----------------------------------------------------------------------------------------
       Total loans ..........................  $17,709    $ 5,407    $21,009    $44,125
========================================================================================
Delinquencies as a percentage of total loans      0.36%      0.11%      0.42%      0.89%
========================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets (including loans) were $51.2 million, $54.8 million and $56.5 million, at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. For information on valuation allowances associated with real estate and joint venture loans, see "Investments in Real Estate and Joint Ventures" on page 16.

     The total allowance for possible loan losses was $31.8 million at March 31, 1998, compared to $32.1 million at December 31, 1997, and $30.7 million at March 31, 1997. Included in the current quarter-end total allowance was $31.5 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $0.5 million in the 1998 first quarter, compared to $1.6 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.5 million associated with one-to-four unit residential loans and $1.4 million associated with automobile loans. Those amounts were partially offset by a $1.4 million recovery of a prior commercial real estate loan charge-off due to the previously mentioned settlement.

     The following table is a summary of the activity of Downey's allowance for loan losses for the periods indicated.

                                                          Three Months Ended
                                  -----------------------------------------------------------------
                                  March 31,   December 31,   September 30,    June 30,    March 31,
(In Thousands)                      1998          1997           1997          1997        1997
---------------------------------------------------------------------------------------------------
Balance at beginning of period     $32,092      $30,918        $31,188       $30,683       $30,094
Provision ....................         272        3,034          1,578         1,873         2,155
Charge-offs ..................      (2,381)      (2,346)        (2,001)       (1,643)       (1,783)
Recoveries ...................       1,834          486            153           275           217
--------------------------------------------------------------------------------------------------
Balance at end of period .....     $31,817      $32,092        $30,918       $31,188       $30,683
==================================================================================================

     The following table indicates the allocation of the total valuation allowance for loan losses to the various categories of loans for the dates indicated.

                                           March 31, 1998                    December 31, 1997            September 30, 1997
                                ------------------------------------ ------------------------------- -------------------------------
                                              Gross       Allowance              Gross    Allowance             Gross    Allowance
                                               Loan       Percentage              Loan    Percentage             Loan    Percentage
                                             Portfolio     to Loan              Portfolio   to Loan            Portfolio   to Loan
(Dollars in Thousands)           Allowance    Balance      Balance   Allowance   Balance    Balance   Allowance Balance    Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $   13,960   $4,496,768      0.31%   $14,652    $4,607,545    0.32%    $14,426    $4,592,296   0.31%
     Five or more units .....          399       38,877      1.03        314        38,278    0.82         417        50,896   0.82
   Commercial real estate ...        4,118      191,489      2.15      4,112       202,425    2.03       4,592       211,864   2.17
   Construction .............        1,072       89,989      1.19        847        70,865    1.20         718        60,459   1.19
   Land .....................          415       32,510      1.28        331        25,687    1.29         349        26,270   1.33
Non-Mortgage:
   Commercial ...............          192       25,478      0.75        196        26,024    0.75         164        23,741   0.69
   Automobile ...............        8,105      350,316      2.31      8,016       342,326    2.34       6,746       325,216   2.07
   Other consumer ...........          756       45,529      1.66        824        47,735    1.73         706        47,067   1.50
Not specifically allocated ..        2,800         --         --       2,800          --       --        2,800          --      --
------------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
      investment ............   $   31,817   $5,270,956      0.60%   $32,092    $5,360,885    0.60%    $30,918    $5,337,809   0.58%
====================================================================================================================================
                                           June 30, 1997                  March 31, 1997
                                ---------------------------------- -------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $   15,033   $4,708,045      0.32%   $13,674    $4,275,940    0.32%
     Five or more units .....          521       61,674      0.84        509        56,239    0.91
   Commercial real estate ...        4,704      221,679      2.12      6,421       228,407    2.81
   Construction .............          576       48,765      1.18        925        78,559    1.18
   Land .....................          332       24,847      1.34        254        18,629    1.36
Non-mortgage:
   Commercial ...............          269       25,718      1.05        255        25,450    1.00
   Automobile ...............        6,247      287,611      2.17      5,132       242,403    2.12
   Other consumer ...........          706       46,244      1.53        713        46,892    1.52
Not specifically allocated ..        2,800         --         --       2,800          --       --
---------------------------------------------------------------------------------------------------
   Total loans held for
      investment ............   $   31,188   $5,424,583      0.57%   $30,683    $4,972,519    0.62%
===================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the first quarter of 1998 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities held for investment and available for sale of $356.1 million and a net increase in deposits of $238.8 million.

     These funds were used primarily to originate loans held for investment of $259.9 million (net of Downey refinances of $23.2 million), fund the net increase of $139.3 million of loans held for sale and repay FHLB advances and other borrowings which declined by $216.7 million in the aggregate.

     The minimum liquidity ratio set by the regulators was reduced in the fourth quarter of 1997 from 5% to 4%. At March 31, 1998, the Bank's ratio of regulatory liquidity was 4.6%, compared to 4.8% at December 31, 1997, and 5.5% at March 31, 1997.

     Stockholders' equity totaled $446.1 million at March 31, 1998, compared to $430.3 million at December 31, 1997, and $400.5 million at March 31, 1997.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of March 31, 1998. The core and tangible capital ratios were 6.83% and the risk-based capital ratio was 12.92%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation.

                                                       Tangible Capital       Core Capital      Risk-Based Capital
                                                       -----------------    -----------------   -------------------
(Dollars in Thousands)                                  Amount   Ratio       Amount   Ratio      Amount    Ratio
-------------------------------------------------------------------------------------------------------------------
Stockholder's Equity ...............................   $436,903             $436,903            $436,903
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate     (36,306)             (36,306)            (36,306)
    Goodwill .......................................     (4,920)              (4,920)             (4,920)
    Core deposit premium ...........................       (143)                (143)               (143)
    Non-permitted mortgage servicing rights ........       (223)                (223)               (223)
   Additions:
    Unrealized gain on securities available for sale       (426)                (426)               (426)
    General loss allowance - Investment in DSL .....      1,671                1,671               1,671
    Loan general valuation allowances (1)                  --                   --                31,554
-------------------------------------------------------------------------------------------------------------------
Regulatory capital .................................    396,556   6.83%      396,556   6.83%     428,110    12.92%
Well capitalized requirement .......................     87,117   1.50  (2)  290,391   5.00      331,465    10.00  (3)
-------------------------------------------------------------------------------------------------------------------
Excess .............................................   $309,439   5.33%     $106,165   1.83%    $ 96,645     2.92%
-------------------------------------------------------------------------------------------------------------------

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.96%.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  None.

(B) There were no reports on Form 8-K for the three months ended March 31, 1998.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                         DOWNEY FINANCIAL CORP.




Date:  May 4, 1998                         /s/ JAMES W. LOKEY
                             -------------------------------------------------
                                             James W. Lokey
                                   President and Chief Executive Officer




Date:  May 4, 1998                        /s/ THOMAS E. PRINCE
                             -------------------------------------------------
                                            Thomas E. Prince
                             Executive Vice President/ Chief Financial Officer