Form 10-Q
period 1998-06-30
DOWNEY FINANCIAL CORP
filed 1998-08-07
CIK 935063

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

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    __________ TO __________

                         Commission File Number 1-13578
                             DOWNEY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      33-0633413
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3501 JAMBOREE  ROAD,  NEWPORT BEACH,  CA                        92660
(Address of principal  executive office)                      (Zip Code)

Registrant's telephone number, including area code          (949) 854-0300

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
     Title of each class                                 which registered
     -------------------                             ------------------------
COMMON STOCK, $0.01 PAR VALUE                        NEW YORK STOCK EXCHANGE
                                                         PACIFIC EXCHANGE

     Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At June 30, 1998, 28,104,618 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                   JUNE 30, 1998 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION ......................................................   1

    Consolidated Balance Sheets ............................................   1
    Consolidated Statements of Income ......................................   2
    Consolidated Statements of Comprehensive Income ........................   3
    Consolidated Statements of Cash Flows ..................................   4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS ....................................   8


                                     PART II

    OTHER INFORMATION......................................................   27

    Item 6    Exhibits and Reports on Form 8-K.............................   27

                                          PART I - FINANCIAL INFORMATION

                                      DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                            Consolidated Balance Sheets


                                                                              June 30,    December 31,   June 30,
(Dollars in Thousands, Except Per Share Data)                                   1998          1997         1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ....................................................................   $    47,744   $    48,823   $    55,229
Federal funds ...........................................................        19,001         6,095           248
-------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...........................................        66,745        54,918        55,477
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value ...................................       125,019       159,398       141,861
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,865 at June 30, 1998, and December 31, 1997, and
    $6,975 at June 30, 1997) ............................................         6,885         6,885         6,997
Mortgage loans purchased under resale agreements ........................        50,000          --            --
Loans held for sale, at the lower of cost or market .....................       212,164        35,100        22,687
Mortgage-backed securities available for sale, at fair value ............        42,246        49,299        54,607
Loans receivable held for investment ....................................     5,073,881     5,281,997     5,362,714
Investments in real estate and joint ventures ...........................        41,880        41,356        36,145
Real estate acquired in settlement of loans .............................         7,576         9,626        14,357
Premises and equipment ..................................................       101,809       101,901        97,501
Federal Home Loan Bank stock, at cost ...................................        48,010        44,085        42,734
Other assets ............................................................        55,887        51,260        50,590
-------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,832,102   $ 5,835,825   $ 5,885,670
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ................................................................   $ 5,171,376   $ 4,869,978   $ 4,631,112
Government securities sold under agreements to repurchase ...............          --          34,803          --
Federal Home Loan Bank advances .........................................       123,347       352,458       550,736
Commercial paper ........................................................        19,982        83,811       236,809
Other borrowings ........................................................        12,256        12,663        10,063
Accounts payable and accrued liabilities ................................        39,567        40,579        38,744
Deferred income taxes ...................................................         6,612        11,187        10,241
-------------------------------------------------------------------------------------------------------------------
    Total liabilities ...................................................     5,373,140     5,405,479     5,477,705
-------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock,  par  value of $0.01  per  share;  authorized 50,000,000 shares; outstanding 28,104,618 shares at June 30, 1998, 26,755,938
    shares at December 31, 1997, and 26,733,496 shares at June 30, 1997 .           281           268           267
Additional paid-in capital ..............................................        91,814        45,954        22,612
Accumulated other comprehensive income (loss) - unrealized gains (losses)
    on securities available for sale ....................................           420           110        (1,648)
Retained earnings .......................................................       366,447       384,014       386,734
-------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..........................................       458,962       430,346       407,965
-------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,832,102   $ 5,835,825   $ 5,885,670
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                         DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                            Consolidated Statements of Income

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                     June 30,
                                                                  ----------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                            1998          1997           1998           1997
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ...........................................   $    105,583    $     99,373   $    210,928   $    193,064
   U.S. Treasury and agency securities ........................          1,846           2,053          3,675          4,087
   Mortgage-backed securities .................................            738             927          1,546          1,911
   Other investments ..........................................          1,630             923          3,371          1,798
----------------------------------------------------------------------------------------------------------------------------
       Total interest income ..................................        109,797         103,276        219,520        200,860
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ...................................................         62,999          56,102        124,537        107,506
   Borrowings .................................................          3,608           9,891          9,167         17,953
----------------------------------------------------------------------------------------------------------------------------
       Total interest expense .................................         66,607          65,993        133,704        125,459
----------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME ........................................         43,190          37,283         85,816         75,401
   PROVISION FOR LOAN LOSSES ..................................          1,462           1,873          1,734          4,028
----------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses ....         41,728          35,410         84,082         71,373
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ..............................          3,727           2,629          6,896          4,918
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate ...........             70             305             70            305
     Reduction of losses on real estate and joint ventures ....          2,221             487          4,943          2,764
     Operations, net ..........................................          2,712             597          9,505          5,292
   Secondary marketing activities:
     Loan servicing fees ......................................            139             345            289            751
     Net gains on sales of loans and mortgage-backed securities          2,414             330          3,286            663
   Net gains on sales of investment securities ................           --              --               68           --
   Other ......................................................            666             660          1,818          1,651
----------------------------------------------------------------------------------------------------------------------------
       Total other income, net ................................         11,949           5,353         26,875         16,344
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs .................................         15,609          13,641         30,245         28,038
   Premises and equipment costs ...............................          3,908           3,777          7,790          7,301
   Advertising expense ........................................          1,552           2,423          3,135          3,681
   Professional fees ..........................................            (29)          1,192          1,357          2,001
   SAIF insurance premiums and regulatory assessments .........            955             849          1,905          1,655
   Other general and administrative expense ...................          5,248           3,623          9,021          6,946
----------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense .................         27,243          25,505         53,453         49,622
----------------------------------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans            (97)            641            158          1,568
   Amortization of excess of cost over fair value of net assets
       acquired ...............................................            134             134            266            266
----------------------------------------------------------------------------------------------------------------------------
       Total operating expense ................................         27,280          26,280         53,877         51,456
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ....................................         26,397          14,483         57,080         36,261
Income taxes ..................................................         11,409           6,173         24,527         15,621
----------------------------------------------------------------------------------------------------------------------------
   NET INCOME .................................................   $     14,988    $      8,310   $     32,553   $     20,640
============================================================================================================================
PER SHARE INFORMATION:
BASIC .........................................................   $       0.53    $       0.30   $       1.16   $       0.74
============================================================================================================================
DILUTED .......................................................   $       0.53    $       0.30   $       1.15   $       0.74
============================================================================================================================
CASH DIVIDENDS PAID ...........................................   $      0.080    $      0.076   $      0.156   $      0.149
============================================================================================================================
Weighted average diluted shares outstanding ...................     28,179,643      28,070,171     28,173,832     28,070,004
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                 Consolidated Statements of Comprehensive Income

                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30,                June 30,
                                                                                   --------------------------------------------
(Dollars in Thousands)                                                               1998        1997        1998        1997
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME .....................................................................   $ 14,988    $  8,310    $ 32,553    $ 20,640
-------------------------------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:
  Unrealized  gains (losses) on securities available for sale:
     U.S. Treasury and agency obligations and other investment securities
       available for sale, at fair value .......................................         (7)     (1,673)        525         (69)
     Less reclassification of realized gains included in income ................       --          --           (39)       --
     Mortgage-backed securities available for sale, at fair value ..............          1       2,972        (176)        (20)
-------------------------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss) ...........................................         (6)      1,299         310         (89)
-------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ...........................................................   $ 14,982    $  9,609    $ 32,863    $ 20,551
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                                      DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                           --------------------------
(In Thousands)                                                                                  1998           1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................   $    32,553    $    20,640
   Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization ......................................................         3,986          4,680
    Provision (recovery) for losses on loans, leases, real estate acquired in settlement
      of loans, investments in real estate and joint ventures and other assets .........        (3,081)         2,298
    Net gains on sales of loans and mortgage-backed securities, investment
      securities, real estate and other assets .........................................       (13,125)        (4,488)
    Interest capitalized on loans (negative amortization) ..............................        (9,371)        (6,453)
    Federal Home Loan Bank dividends ...................................................        (1,308)        (1,287)
   Loans originated for sale ...........................................................      (850,600)      (135,121)
   Proceeds from sales of loans originated for sale ....................................       513,434         82,450
   Other, net ..........................................................................          (285)           491
---------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities .................................................      (327,797)       (36,790)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
    Sales of investment securities available for sale ..................................        60,068           --
    Sales of mortgage-backed securities available for sale .............................       162,688         43,566
    Sales of wholly owned real estate and real estate acquired in settlement of loans ..         3,236          8,224
   Purchase of:
    U.S. Treasury and agency obligations and other investment securities ...............       (27,617)          --
    Securities under resale agreements .................................................       (50,000)          --
    Loans receivable held for investment ...............................................        (6,556)       (23,193)
   Loans originated for investment (net of refinances of $23,725 and $39,573
    at June 30, 1998 and 1997, respectively) ...........................................      (653,936)    (1,146,918)
   Principal payments on loans receivable held for investment and mortgage-backed
    securities available for sale ......................................................       857,906        474,273
   Net change in undisbursed loan funds ................................................        22,564           (714)
   Investments in real estate held for investment ......................................         5,317         11,980
   Other, net ..........................................................................        (3,064)        (4,308)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ...................................       370,606       (637,090)
---------------------------------------------------------------------------------------------------------------------

                                    DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ----------------------
(In Thousands)                                                                        1998         1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ....................................................   $ 301,398    $ 458,010
   Net decrease in securities sold under agreements to repurchase ..............     (34,803)        --
   Proceeds from Federal Home Loan Bank advances ...............................      75,300      662,500
   Repayments of Federal Home Loan Bank advances ...............................    (304,411)    (498,647)
   Net increase (decrease) in other borrowings .................................     (64,236)      38,410
   Proceeds from exercise of stock options .....................................         158         --
   Cash dividends ..............................................................      (4,388)      (4,175)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities ...........................     (30,982)     656,098
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ...........................      11,827      (17,782)
Cash and cash equivalents at beginning of year .................................      54,918       73,259
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $  66,745    $  55,477
---------------------------------------------------------------------------------------------------------
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest ...................................................................   $ 133,464    $ 124,238
    Income taxes ...............................................................      28,915        6,240
Supplemental disclosure of non-cash investing:
   Loans exchanged for mortgage-backed securities ..............................     163,716       44,102
   Real estate acquired in settlement of loans .................................       9,497       13,498
   Loans to facilitate the sale of real estate acquired in settlement of loans .       9,041       10,422
=========================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of June 30, 1998, December 31, 1997 and June 30, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1997, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) - SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. To date, Downey is still examining the impact of SFAS 131 and has not determined what operating segments will be reported.

NOTE (3) - NET INCOME PER SHARE

     Net income per share is calculated on both a basic and diluted basis. Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

NOTE (4) - DERIVATIVES

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

     SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     As part of its secondary marketing activities, Downey utilizes forward sale contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At June 30, 1998, such contracts amounted to approximately $217 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

NOTE (5) - INCOME TAXES

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

OVERVIEW

     Net income for the second quarter of 1998 totaled $15.0 million or $0.53 per share on a diluted basis, up 80.4% from the $8.3 million or $0.30 per share earned in the second quarter of 1997. For the six months ended June 30, 1998, net income amounted to $32.6 million, or $1.15 per share, up 57.7% from the $20.6 million, or $0.74 per share, earned in the same period of last year.

     As in the first quarter, second quarter net income benefited from the settlement of certain loan and real estate investment obligations of a joint venture partner ("settlement"). The second quarter pre-tax amount totaled $3.2 million of which $1.7 million was recorded as a reduction of loss on real estate and joint ventures; $0.2 million was recorded in miscellaneous other income; and $1.3 million was recorded as a partial recovery of legal fees within general and administrative expense. Excluding the settlement, second quarter net income would have been $13.2 million, up $4.9 million or 58.4% from a year ago.

     For the first six months, the pre-tax amount associated with the settlement was $8.3 million of which $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses; $4.3 million was recorded as a reduction of loss on real estate and joint ventures; $1.0 million was recorded in miscellaneous other income; and $1.6 million was recorded as a partial recovery of legal fees within general and administrative expense. Excluding the settlement, net income for the first six months of 1998 would have been $27.8 million, up $7.2 million or 34.7% from a year ago.

     The increase in net income between second quarters, excluding the previously mentioned settlement, reflected several factors. Net interest income increased $5.9 million or 15.8% due to a higher effective interest rate spread and a 3.4% increase in average earning assets. An increase of $4.7 million in adjusted total other income and reductions of $0.7 million in costs associated with the net operation of real estate acquired in settlement of loans and $0.4 million in provision for loan losses also contributed to the improvement of net income. The increase in adjusted total other income reflected increases in income from real estate held for investment, net gains on sales of loans, and loan and deposit related fees. Those positive factors were partially offset by a $3.0 million increase in adjusted general and administrative costs reflecting higher lending volumes and branch expansion.

     For the second quarter of 1998, the return on average assets was 1.02% and the return on average equity was 13.29%, bringing the returns for the first six months of 1998 to 1.11% and 14.68%, respectively. Excluding the previously mentioned settlement, the returns on average assets and average equity would have been 0.90% and 11.67%, respectively, in the second quarter and 0.95% and 12.54%, respectively, for the first six months.

     Assets totaled $5.8 billion at June 30, 1998, down slightly from both a year ago and year-end 1997. The low interest rate environment during the first half of 1998 has generated increased prepayments of residential loans as customers seek low, fixed rate mortgages. As a result, the portfolio of loans held for investment declined, which decline was only partially offset by an increase in investment securities and a temporary increase in loans held for sale. Single family loan originations totaled a record $909.2 million in the second quarter of 1998 compared to $714.9 in the second quarter of 1997. Of the current quarter total, $592.9 million represented originations of loans for sale and $80.9 million represented originations for portfolio of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. In addition to single family loans, $88.0 million of other loans were originated in the quarter including $46.2 million of automobile loans and $25.9 million of construction and land loans.

     Non-performing assets declined $1.0 million during the quarter to $48.8 million or 0.84% of total assets.

     Deposits totaled $5.2 billion at June 30, 1998, up 11.7% from a year ago and $301.4 million above year-end 1997. Since the growth in deposits during the first six months of 1998 were not needed to fund asset growth, borrowings were reduced by $328.2 million and totaled $155.6 million at the end of the current quarter. During the quarter, one new in-store branch was opened, bringing total branches at quarter end to 90 of which 27 are in-store.

     At June 30, 1998, Downey's primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 7.05% and a risk-based capital ratio of 13.24%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $43.2 million in the second quarter of 1998, up $5.9 million or 15.8% from the same period last year. The improvement reflected increases in both the effective interest rate spread and average earning assets. The effective interest rate spread averaged 3.08% in the current quarter, up from 2.75% in the year-ago quarter, while average interest-earning assets increased 3.4% to $5.6 billion. For the first six months of 1998, net interest income totaled $85.8 million, up $10.4 million or 13.8% from the same period a year ago.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and resultant yields, the interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net interest income, the interest rate spread and the effective interest spread. The effective interest spread, which reflects the relative level of interest-earning assets to interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, (ii) divided by average interest-earning assets for the period. The table also sets forth the net earning balance (the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities) for the periods indicated. Non-accrual loans are included in the average interest-earning assets balance. Interest from non-accrual loans is included in interest income only to the extent that payments are received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Average balances are computed using the average of each month's daily average balance during the period indicated.

                                                                          Three Months Ended
                                            ---------------------------------------------------------------------------
                                                         June 30,1998                            June 30,1997
                                            ---------------------------------------------------------------------------
                                                                       Average                                Average
                                             Average                    Yield/       Average                   Yield/
(Dollars In Thousands)                       Balance       Interest      Rate        Balance       Interest     Rate
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ................................   $5,316,803    $  105,583       7.94%    $5,156,085    $   99,373      7.71%
   Mortgage-backed securities ...........       44,146           738       6.69         56,005           927      6.62
   Investment securities ................      242,071         3,476       5.76        205,381         2,976      5.81
-----------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .....    5,603,020       109,797       7.84      5,417,471       103,276      7.63
Non-interest-earning assets .............      256,211                                 249,052
-----------------------------------------------------------------------------------------------------------------------
      Total assets ......................   $5,859,231                              $5,666,523
=======================================================================================================================
Interest-bearing liabilities:
   Deposits .............................   $5,123,428    $   62,999       4.93%    $4,544,260    $   56,102      4.95%
   Borrowings ...........................      219,384         3,608       6.60        657,242         9,891      6.04
-----------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities     5,342,812        66,607       5.00      5,201,502        65,993      5.09
Non-interest-bearing liabilities ........       65,275                                  61,635
Stockholders' equity ....................      451,144                                 403,386
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
         equity .........................   $5,859,231                              $5,666,523
=======================================================================================================================
Net interest income/interest rate spread                  $   43,190       2.84%                  $   37,283      2.54%
Excess of interest-earning assets over
   interest-bearing liabilities .........   $  260,208                              $  215,969
Effective interest rate spread ..........                                  3.08%                                  2.75%
=======================================================================================================================

                                                                           Six Months Ended
                                            ---------------------------------------------------------------------------
                                                         June 30,1998                            June 30,1997
                                            ---------------------------------------------------------------------------
                                                                       Average                                Average
                                             Average                    Yield/       Average                   Yield/
                                             Balance       Interest      Rate        Balance       Interest     Rate
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ................................   $5,315,150    $  210,928       7.94%    $4,959,219    $  193,064      7.79%
   Mortgage-backed securities ...........       46,058         1,546       6.71         57,991         1,911      6.59
   Investment securities ................      247,999         7,046       5.73        203,270         5,885      5.84
-----------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .....    5,609,207       219,520       7.83      5,220,480       200,860      7.70
Non-interest-earning assets .............      252,454                                 252,665
-----------------------------------------------------------------------------------------------------------------------
      Total assets ......................   $5,861,661                              $5,473,145
=======================================================================================================================
Interest-bearing liabilities:
   Deposits .............................   $5,064,239    $  124,537       4.96%    $4,410,029    $  107,506      4.92%
   Borrowings ...........................      285,226         9,167       6.48        602,273        17,953      6.01
-----------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities     5,349,465       133,704       5.04      5,012,302       125,459      5.05
Non-interest-bearing liabilities ........       68,802                                  60,897
Stockholders' equity ....................      443,394                                 399,946
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
          equity ........................   $5,861,661                              $5,473,145
=======================================================================================================================
Net interest income/interest rate spread                  $   85,816       2.79%                  $   75,401      2.65%
Excess of interest-earning assets over
   interest-bearing liabilities .........   $  259,742                              $  208,178
Effective interest rate spread ..........                                  3.06%                                  2.89%
=======================================================================================================================

     Changes in Downey's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and expense for Downey for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by comparative period rate); (ii) changes in rate (changes in rate multiplied by comparative period volume); and (iii) change in rate-volume (change in rate multiplied by change in volume). Interest-earning asset and interest-bearing liability balances used in the calculations represent average balances computed using the average of each month's daily average balance during the period indicated.

                                                 Three Months Ended                              Six Months Ended
                                   --------------------------------------------------------------------------------------------
                                         June 30, 1998 versus June 30, 1997            June 30, 1998 versus June 30, 1997
                                                   Changes Due To                                 Changes Due To
                                   --------------------------------------------------------------------------------------------
                                                             Rate/                                           Rate/
(In Thousands)                      Volume       Rate       Volume        Net      Volume        Rate       Volume        Net
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans .......................   $  3,098    $  3,018    $     94    $  6,210    $ 13,857    $  3,739    $    268    $ 17,864
   Mortgage-backed securities ..       (196)          9          (2)       (189)       (394)         36          (7)       (365)
   Investment securities .......        532         (27)         (5)        500       1,295        (110)        (24)      1,161
-------------------------------------------------------------------------------------------------------------------------------
      Change in interest income       3,434       3,000          87       6,521      14,758       3,665         237      18,660
-------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits ....................      7,151        (225)        (29)      6,897      15,948         943         140      17,031
   Borrowings ..................     (6,592)      1,150        (841)     (6,283)     (9,459)      1,558        (885)     (8,786)
-------------------------------------------------------------------------------------------------------------------------------
      Change in interest expense        559         925        (870)        614       6,489       2,501        (745)      8,245
-------------------------------------------------------------------------------------------------------------------------------
Change in net interest income ..   $  2,875    $  2,075    $    957    $  5,907    $  8,269    $  1,164    $    982    $ 10,415
===============================================================================================================================


PROVISION FOR LOAN LOSSES

     Provision for loan losses was $1.5 million in the current quarter compared to $1.9 million in the year-ago quarter. For the first six months of 1998, provision for loan losses totaled $1.7 million, compared to $4.0 million in the year-ago period. Included in the six-month 1998 amount was a $1.4 million reduction due to the recovery of a prior loan charge-off as a result of the previously mentioned settlement. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 24.

OTHER INCOME

     Total other income was $11.9 million in the second quarter of 1998, up $6.6 million from the year-ago quarter. The previously mentioned settlement accounted for $1.9 million of the increase between second quarters, of which $1.7 million was included in income from real estate held for investment as a reduction to the provision for losses and $0.2 million was included in the miscellaneous other income category. Also favorably impacting total other income were increases of $2.1 million in net gains on sales of loans and $1.1 million in loan and deposit related fees. Excluding the settlement, income from real estate held for investment increased between second quarters by $1.9 million primarily due to a gain from the sale of a joint venture project. For the first six months of 1998, total other income was $26.9 million, up $10.5 million from a year ago, and included $5.3 million from the previously mentioned settlement.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations.

                                                                            Three Months Ended
                                                        -----------------------------------------------------------
                                                         June 30,  March 31,  December 31,  September 30,  June 30,
(In Thousands)                                             1998      1998         1997          1997         1997
-------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................   $ 1,260   $   881     $   868        $   124      $   474
   Equity in net income (loss) from joint ventures ....     1,116     5,226         636            467         (238)
   Interest from joint venture advances ...............       336       686         359            382          361
-------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................     2,712     6,793       1,863            973          597
Net gains on sales of wholly owned real estate ........        70      --         1,094          1,505          305
Reduction of losses on real estate and joint ventures .     2,221     2,722         109            317          487
-------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations   $ 5,003   $ 9,515     $ 3,066        $ 2,795      $ 1,389
===================================================================================================================


OPERATING EXPENSE

     Operating expense totaled $27.3 million in the current quarter, up $1.0 million or 3.8% from the second quarter of 1997. General and administrative expense increased $1.7 million or 6.8%. Included within general and administrative costs in the current quarter was a $1.3 million reduction to legal fees due to the previously mentioned settlement. Excluding that amount, general and administrative costs would have increased by $3.0 million or 11.9% primarily reflecting higher lending volumes and branch expansion. The increase in general and administrative costs was partially offset by a favorable change in the operation of real estate acquired in settlement of loans. During the current quarter, gains from the sale of single family homes acquired in settlement of loans offset operating costs resulting in net income of $0.1 million compared to a net cost of $0.6 million in the year-ago quarter. For the first six months of 1998, operating expenses totaled $53.9 million after a reduction of $1.6 million to legal fees from the previously mentioned settlement, compared to $51.5 million in the same period of 1997.

PROVISION FOR INCOME TAXES

     Income taxes for the second quarter totaled $11.4 million, resulting in an effective tax rate of 43.2%, compared to $6.2 million and 42.6% for the like quarter of a year ago. For the first six months of 1998, the effective tax rate was 43.0%, compared to 43.1% from the same period of 1997. For further information regarding income taxes see "Note (5) - Income Taxes" on page 7.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, decreased $71.9 million during the second quarter to a total of $5.3 billion, or 91.4% of assets, at June 30, 1998. This decrease during the quarter was affected by the low level of interest rates which significantly increased customer preference for fixed rate residential loans rather than adjustable rate mortgages ("ARMs"). Reflecting these market dynamics, a greater proportion of the residential one-to-four unit loan originations during the current quarter were fixed rate rather than adjustable rate, and prepayment speeds experienced in the existing ARM portfolio were higher than in recent quarters as more customers refinanced their ARMs into fixed rate loans. As a result, during the quarter, the portfolio of residential one-to four unit loans held for investment declined by $70.2 million due to the higher ARM prepayment speeds, while the portfolio of residential one-to-four unit loans held for sale increased by $37.8 million as fixed rate loans were originated for sale into the secondary market.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                  Three Months Ended
                                             ----------------------------------------------------------
                                             June 30,  March 31,  December 31,  September 30,  June 30,
(In Thousands)                                 1998       1998        1997           1997        1997
-------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential - one-to-four ARMs (1) ....   $309,468   $190,490    $254,028       $383,204    $611,371
   Residential - one-to-four fixed (2) ...      6,824      4,791       6,705          6,049       8,408
   Other (3) .............................     88,013     93,672      85,527        120,204     110,455
-------------------------------------------------------------------------------------------------------
     Total loans originated for investment    404,305    288,953     346,260        509,457     730,234
Loans originated for sale (primarily
   residential - fixed) ..................    592,931    257,669      79,429         74,721      95,092
-------------------------------------------------------------------------------------------------------
   Total loans originated ................   $997,236   $546,622    $425,689       $584,178    $825,326
=======================================================================================================

(1) For the three months ended June 30, 1998, March 31, 1998, December 31, 1997, September 30, 1997 and June 30, 1997 $1.5 million, $2.6 million, $5.6 million, $6.7 million and $17.3 million, respectively, of loans purchased through correspondent lending relationships are included.
(2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines. Included also in the three months ended June 30, 1998 were $1.5 million of purchased loans.
(3) For the three months ended June 30, 1998, March 31, 1998, September 30, 1997 and June 30, 1997, $0.2 million, $0.1 million, $0.4 million and $1.0 million, respectively, of loans purchased through correspondent lending relationships are included.

     Originations of one-to-four unit residential loans totaled a record $909.2 million in the second quarter of 1998, of which $316.3 million were for portfolio and $592.9 million were for sale. This was double the $453.0 million originated in the first quarter of 1998, and 27% higher than the $714.9 million originated in the year-ago quarter. Of the current quarter total, $80.9 million represented originations of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. During the current quarter, 67% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 3%). This is down from 70% (existing Downey loans were 5%) during the previous quarter, and up from 39% (existing Downey loans were 3%) in the year-ago second quarter. In addition to single family loans, $88.0 million of other loans were originated in the quarter including $46.2 million of automobile loans and $25.9 million of construction and land loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At June 30, 1998, $2.7 billion of the

ARMs in Downey's loan portfolio were subject to negative amortization of which $37.0 million represented the amount of negative amortization included in the loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans. Sales of loans originated by Downey were $553.9 million for the second quarter of 1998, compared to $118.9 million in the previous quarter and $87.2 million for the second quarter of 1997. All were secured by residential one-to-four unit property and at June 30, 1998, loans held for sale totaled $212.2 million.

     At June 30, 1998, Downey had commitments to fund loans amounting to $420.7 million, of which $228.1 were fixed rate one-to-four unit residential loans being originated for sale in the secondary market, loans in process of $75.5 million, undrawn lines of credit of $73.4 million and letters of credit of $0.4 million. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities for the periods indicated.

                                                                              Three Months Ended
                                                        -------------------------------------------------------------
                                                        June 30,     March 31,  December 31,  September 30,  June 30,
(In Thousands)                                            1998         1998         1997          1997         1997
---------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable ..................................   $ 229,106    $ 127,871    $ 159,656    $ 297,963    $ 563,119
        Adjustable - subprime .......................      78,845       60,017       88,820       78,531       30,943
---------------------------------------------------------------------------------------------------------------------
          Total adjustable ..........................     307,951      187,888      248,476      376,494      594,062
        Fixed .......................................       3,980        3,319        5,865        5,054        7,467
        Fixed - subprime ............................       1,329        1,472          825          995          941
      Five or more units - adjustable ...............        --            875         --           --          4,600
---------------------------------------------------------------------------------------------------------------------
          Total residential .........................     313,260      193,554      255,166      382,543      607,070
    Commercial real estate ..........................        --          4,214        3,685         --          4,145
    Construction ....................................      19,023       29,906       16,842       26,200       11,121
    Land ............................................       6,883        7,851         --         13,310        6,985
   Non-mortgage:
    Commercial ......................................       4,421          610        6,435        1,628        2,445
    Automobile ......................................      46,153       45,552       51,985       70,757       73,389
    Other consumer ..................................      10,738        4,537        6,580        7,951        6,784
---------------------------------------------------------------------------------------------------------------------
        Total loans originated ......................     400,478      286,224      340,693      502,389      711,939
Real estate loans purchased (1) .....................       3,827        2,729        5,567        7,068       18,295
---------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .............     404,305      288,953      346,260      509,457      730,234
Loan repayments .....................................    (498,516)    (376,371)    (321,020)    (302,116)    (271,387)
Other net changes (2), (3) ..........................     (11,740)     (14,747)      (1,113)    (312,185)       3,367
---------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for
      investment ....................................    (105,951)    (102,165)      24,127     (104,844)     462,214
---------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ...........................     592,931      257,669       79,429       74,721       95,092
   Loans transferred from (to) the investment
      portfolio (3) .................................         162          604         (156)     290,606         (338)
   Originated whole loans sold (3) ..................    (429,434)     (79,686)     (41,540)    (345,198)     (59,696)
   Loans exchanged for mortgage-backed securities ...    (124,505)     (39,211)     (28,566)     (16,854)     (27,476)
   Other net changes ................................      (1,369)         (97)         (35)           6          (44)
---------------------------------------------------------------------------------------------------------------------
    Net increase in loans held for sale .............      37,785      139,279        9,132        3,281        7,538
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ...................     124,505       39,211       28,566       16,854       27,476
   Sold .............................................    (124,505)     (39,211)     (28,566)     (16,854)     (27,476)
   Repayments .......................................      (3,724)      (3,020)      (3,112)      (2,823)      (3,124)
   Other net changes ................................         (13)        (296)         480          147          468
---------------------------------------------------------------------------------------------------------------------
    Net decrease in mortgage-backed securities
      available for sale ............................      (3,737)      (3,316)      (2,632)      (2,676)      (2,656)
---------------------------------------------------------------------------------------------------------------------
    Net increase in loans and mortgage-backed
      securities held for sale and available for sale      34,048      135,963        6,500          605        4,882
---------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and
      mortgage-backed securities ....................   $ (71,903)   $  33,798    $  30,627    $(104,239)   $ 467,096
=====================================================================================================================

(1) Primarily one-to-four unit residential loans. Included in the three months ended June 30, 1998, March 31, 1998, September 30, 1997, and June 30, 1997
     were $0.2 million, $0.1 million, $0.4 million and $1.0 million, respectively, of five or more unit residential loans. Included also in the three months ended June 30, 1998 were $0.6 million of commercial real estate loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).
(3) Includes $290.5 million of one-to-four unit residential ARMs transferred from the held for investment portfolio during the three months ended September 30, 1997, and sold servicing released.

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios at the dates indicated.

                                                             June 30,       March 31,    December 31,   September 30,    June 30,
(In Thousands)                                                 1998           1998           1997           1997           1997
----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential:
         One-to-four units:
            Adjustable .................................   $ 3,892,221    $ 4,027,520    $ 4,190,160    $ 4,260,831    $ 4,451,684
            Adjustable - subprime ......................       372,608        303,058        245,749        158,987         82,873
            Fixed ......................................       155,741        161,518        168,315        169,978        171,981
            Fixed - subprime ...........................         5,993          4,672          3,321          2,500          1,507
----------------------------------------------------------------------------------------------------------------------------------
              Total one-to-four units ..................     4,426,563      4,496,768      4,607,545      4,592,296      4,708,045
         Five or more units:
            Adjustable .................................        18,802         30,129         29,246         41,636         47,341
            Fixed ......................................         8,934          8,748          9,032          9,260         14,333
      Commercial real estate:
         Adjustable ....................................        47,045         73,013         87,604        115,923        126,686
         Fixed .........................................       114,379        118,476        114,821         95,941         94,993
      Construction .....................................        95,664         89,989         70,865         60,459         48,765
      Land .............................................        29,857         32,510         25,687         26,270         24,847
    Non-mortgage:
      Commercial .......................................        27,298         25,478         26,024         23,741         25,718
      Automobile .......................................       356,504        350,316        342,326        325,216        287,611
      Other consumer ...................................        44,530         45,529         47,735         47,067         46,244
----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment ...............     5,169,576      5,270,956      5,360,885      5,337,809      5,424,583
    Increase (decrease) for:
      Undisbursed loan funds ...........................       (85,367)       (78,888)       (64,884)       (65,783)       (48,487)
      Deferral of fees and discounts, net of costs .....        21,408         19,581         18,088         16,762         17,806
      Allowance for estimated loss .....................       (31,736)       (31,817)       (32,092)       (30,918)       (31,188)
----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net ..........     5,073,881      5,179,832      5,281,997      5,257,870      5,362,714
----------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale (all one-to-four units):
      Adjustable .......................................        13,692         10,019          1,617          4,614          1,942
      Fixed ............................................       198,472        164,360         33,483         21,354         20,745
----------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale .....................       212,164        174,379         35,100         25,968         22,687
    Mortgage-backed securities available for sale:
      Adjustable .......................................        14,575         16,135         17,751         18,716         19,799
      Fixed ............................................        27,671         29,848         31,548         33,215         34,808
----------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
            for sale ...................................        42,246         45,983         49,299         51,931         54,607
----------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities held
            for sale and available for sale ............       254,410        220,362         84,399         77,899         77,294
----------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities ....   $ 5,328,291    $ 5,400,194    $ 5,366,396    $ 5,335,769    $ 5,440,008
==================================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At June 30, 1998, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at June 30, 1998, reflect an unrealized gain of $0.6 million. The current quarter-end unrealized gain, less the associated tax effect of $0.2 million, is reflected within a separate component of other comprehensive income (loss) until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $41.9 million at June 30, 1998, compared to $41.4 million at December 31, 1997, and $36.1 million at June 30, 1997.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated. Of the total charge-offs recorded during the current quarter, $5.8 million represents that portion of the joint venture assets not recovered by the previously mentioned settlement, but for which allowances were provided in prior periods.

                                                      Three Months Ended
                                 ------------------------------------------------------------
                                 June 30,    March 31,  December 31,  September 30,  June 30,
(In Thousands)                     1998        1998         1997          1997         1997
---------------------------------------------------------------------------------------------
Balance at beginning of period   $ 18,140    $ 21,244     $ 21,353      $ 21,670     $ 23,849
Provision ....................     (2,221)     (2,722)        (109)         (317)        (487)
Charge-offs ..................     (6,361)       (382)        --            --         (1,692)
Recoveries ...................       --          --           --            --           --
---------------------------------------------------------------------------------------------
Balance at end of period .....   $  9,558    $ 18,140     $ 21,244      $ 21,353     $ 21,670
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

                                                      Three Months Ended
                                 ------------------------------------------------------------
                                 June 30,    March 31,  December 31,  September 30,  June 30,
(In Thousands)                     1998        1998         1997          1997         1997
---------------------------------------------------------------------------------------------
Balance at beginning of period   $   898      $   839     $ 1,083        $ 1,182      $ 1,334
Provision ....................         5          304         (24)           235          299
Charge-offs ..................      (232)        (245)       (220)          (334)        (451)
Recoveries ...................      --           --          --             --           --
---------------------------------------------------------------------------------------------
Balance at end of period .....   $   671      $   898     $   839        $ 1,083      $ 1,182
=============================================================================================

DEPOSITS

     At June 30, 1998, deposits totaled $5.2 billion, up $540.3 million or 11.7% from the year-ago quarter end, and up $301.4 million or 6.2% from year-end 1997. Compared to the year-ago period, transaction accounts (i.e., checking, regular passbook and money market) increased $161.4 million or 18.8%, while certificates of deposits increased $378.9 million or 10.0%. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                                 June 30, 1998      March 31, 1998     December 31, 1997   September 30, 1997     June 30, 1997
                              ------------------  ------------------  ------------------  -------------------  ------------------
                              Weighted            Weighted            Weighted            Weighted             Weighted
                               Average             Average             Average             Average              Average
(Dollars in Thousands)          Rate    Amount      Rate    Amount      Rate    Amount      Rate     Amount      Rate    Amount
--------------------------------------------------------------------------------------------------------------------------------
Transaction accounts ...            2.17% $1,021,428    2.10% $1,007,323    2.15% $  935,869    2.10% $  915,647    2.04% $  860,065
Certificates of deposit:
   Less than 3.00% .....            2.63      27,290    2.63      29,543    2.64      30,623    2.66      32,279    2.67      32,592
   3.00-3.49 ...........            3.02         677    3.01         581    3.02         766    3.04         623    3.02         337
   3.50-3.99 ...........             --         --       --         --       --         --      3.99          24    3.99          24
   4.00-4.49 ...........            4.13      59,708    4.20      60,410    4.31      60,095    4.38      55,701    4.39      56,667
   4.50-4.99 ...........            4.90     208,774    4.89     134,194    4.87      40,356    4.87      44,012    4.90      78,430
   5.00-5.99 ...........            5.60   3,072,092    5.63   2,947,539    5.63   2,896,291    5.61   2,740,673    5.64   2,847,321
   6.00-6.99 ...........            6.05     778,300    6.06     925,762    6.06     901,920    6.07     989,209    6.08     751,054
   7.00 and greater ....            7.24       3,107    7.21       3,470    7.22       4,058    7.21       4,626    7.21       4,622
--------------------------------------------------------------------------------------------------------------------------------
     Total certificates
        of deposit .....            5.61   4,149,948    5.66   4,101,499    5.68   3,934,109    5.68   3,867,147    5.67   3,771,047
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits ....            4.93% $5,171,376    4.96% $5,108,822    5.00% $4,869,978    5.00% $4,782,794    5.00% $4,631,112
================================================================================================================================


BORROWINGS

     During the 1998 second quarter, borrowings decreased $111.5 million to $155.6 million, reflecting decreases in all categories. Since year-end 1997, the decline has been $328.2 million. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                   June 30,    March 31, December 31, September 30,  June 30,
(Dollars in Thousands)                               1998        1998        1997         1997         1997
-------------------------------------------------------------------------------------------------------------
FHLB advances ..................................   $123,347    $209,854    $352,458     $467,637     $550,736
Reverse repurchase agreements ..................       --          --        34,803         --           --
Commercial paper ...............................     19,982      44,517      83,811      118,635      236,809
Other borrowings ...............................     12,256      12,712      12,663       12,760       10,063
-------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $155,585    $267,083    $483,735     $599,032     $797,608
-------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
   the period ..................................       6.60%       6.42%       6.16%        6.07%        6.04%
Total borrowings as a percentage of total assets       2.67        4.55        8.29        10.23        13.55
=============================================================================================================


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

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of June 30, 1998, as well as certain
information   regarding   the  repricing   and  maturity   differences   between
interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                             June 30, 1998
                                                  ------------------------------------------------------------------
                                                    Within      7 - 12       1 - 5     5 - 10     Over      Total
(Dollars in Thousands)                             6 Months     Months       Years      Years   10 Years   Balance
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock ..... (1) $  133,900  $     --     $115,015  $   --    $   --    $   248,915
   Loans and mortgage-backed securities:
     Mortgage-backed securities ............. (2)     19,481       4,641     15,025     2,353       746       42,246
     Loans secured by real estate:
       Residential:
         Adjustable ......................... (2)  4,221,628      64,324     12,944      --        --      4,298,896
         Fixed .............................. (2)    221,707      18,602     79,774    31,291    17,775      369,149
       Commercial real estate ............... (2)     52,443      10,243     86,512     6,347     2,695      158,240
       Construction ......................... (2)     39,832        --         --        --        --         39,832
       Land ................................. (2)      7,876          42        363       555       289        9,125
     Non-mortgage:
       Commercial ........................... (2)     17,326         --        --        --        --         17,326
       Consumer ............................. (2)    115,055       63,825   214,597      --        --        393,477
--------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed securities      4,695,348      161,677   409,215    40,546    21,505    5,328,291
--------------------------------------------------------------------------------------------------------------------
     Total ..................................    $ 4,829,248  $   161,677  $524,230  $ 40,546  $ 21,505   $5,577,206
====================================================================================================================
Deposits and borrowings:
   Interest bearing deposits:
     Fixed maturity deposits ................ (1) $2,544,643  $ 1,239,148  $366,157  $   --    $   --     $4,149,948
     Transaction accounts ................... (3)    896,501         --        --        --        --        896,501
   Non-interest bearing transaction accounts         124,927         --        --        --        --        124,927
--------------------------------------------------------------------------------------------------------------------
     Total deposits .........................      3,566,071    1,239,148   366,157      --        --      5,171,376
--------------------------------------------------------------------------------------------------------------------
   Borrowings ...............................         60,572       23,575    70,438     1,000      --        155,585
--------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowings ..........     $3,626,643  $ 1,262,723  $436,595  $  1,000  $   --     $5,326,961
====================================================================================================================
Excess (shortfall) of interest-earning assets
   over interest-bearing liabilities ........     $1,202,605  $(1,101,046) $ 87,635  $ 39,546  $ 21,505   $  250,245

Cumulative gap ..............................      1,202,605      101,559   189,194   228,740   250,245
Cumulative gap - as a % of total assets:
   June 30, 1998 ............................         20.62%        1.74%     3.24%     3.92%     4.29%
   December 31, 1997 ........................         24.82         1.35      2.71      3.54      3.93
   June 30, 1997 ............................         19.07         1.95      1.72      2.83      3.45
====================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date, and projected repayments and prepayments of principal.
(3)  Subject to immediate repricing.

     The six-month gap at June 30, 1998, was a positive 20.62% (i.e., more interest-earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 25.50% at March 31, 1998, 24.82% at December 31, 1997, and 19.07% at June 30, 1997. Downey's
strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended June 30, 1998, Downey originated and purchased for investment $1.5 billion of adjustable rate loans and mortgage-backed securities which represented approximately 94% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At June 30, 1998, 99% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from year-end 1997, and up from 98% at June 30, 1997. At June 30, 1998, loans and mortgage-backed securities with adjustable interest rates represented 87% of such portfolios. During the second quarter of 1998, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At June 30, 1998, $5.0 billion or 92% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, substantially unchanged from year-end 1997 and a year-ago.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                          June 30,  March 31,  December 31,  September 30,  June 30,
                                            1998      1998         1997          1997         1997
----------------------------------------------------------------------------------------------------
Weighted average yield:
   Loan and mortgage-backed securities      7.91%     7.94%        7.95%         7.80%        7.61%
   Investment securities .............      5.84      5.84         5.79          5.75         5.67
----------------------------------------------------------------------------------------------------
   Earning assets yield ..............      7.82      7.86         7.87          7.72         7.55
----------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ..........................      4.93      4.96         5.00          5.00         5.00
   Borrowings:
     FHLB advances ...................      6.18      6.17         6.11          6.04         5.98
     Other borrowings ................      6.56      6.19         6.15          5.78         5.60
----------------------------------------------------------------------------------------------------
   Combined borrowings ...............      6.26      6.17         6.12          5.98         5.87
----------------------------------------------------------------------------------------------------
   Combined funds ....................      4.97      5.02         5.11          5.11         5.13
----------------------------------------------------------------------------------------------------
Interest rate spread .................      2.85%     2.84%        2.76%         2.61%        2.42%
====================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios at June 30, 1998, decreased to 7.91%, compared to 7.94% at March 31, 1998, 7.95% at December 31, 1997, and 7.61% at June 30, 1997. At June 30, 1998,
the one-to-four unit residential ARM portfolio, including mortgage-backed securities, totaled $4.3 billion with a weighted average rate of 7.63%, compared to $4.5 billion with a weighted average rate of 7.58% at December 31, 1997, and $4.6 billion with a weighted average rate of 7.22% at June 30, 1997.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets decreased during the quarter by $1.0 million to $48.8 million at June 30, 1998, or 0.84% of total assets. Non-performing assets at quarter end include non-accrual loans aggregating $17.1 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                        June 30,   March 31,  December 31,  September 30,  June 30,
(Dollars in Thousands)                                    1998       1998        1997           1997         1997
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
   One-to-four unit residential .....................   $19,047    $17,736     $20,816        $21,602      $20,893
   One-to-four unit residential - subprime ..........     1,107        832        --              174         --
   Other ............................................    20,259     20,060      20,883         20,383       20,369
-------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................    40,413     38,628      41,699         42,159       41,262
Real estate acquired in settlement of loans, net ....     7,576     10,414       9,626         13,072       14,357
Repossessed automobiles .............................       764        688         795            477          317
-------------------------------------------------------------------------------------------------------------------
   Gross non-performing assets ......................   $48,753    $49,730     $52,120        $55,708      $55,936
===================================================================================================================

===================================================================================================================
Allowance for loan losses (1):
   Amount ...........................................   $31,736    $31,817     $32,092        $30,918      $31,188
   As a percentage of non-performing loans ..........    78.53%     82.37%      76.96%         73.34%       75.59%
Non-performing assets as a percentage of total assets     0.84       0.85        0.89           0.95         0.95
===================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At June 30, 1998, the recorded investment in loans for which impairment has been recognized totaled $13.6 million (all of which were on non-accrual status). The total allowance for possible losses related to such loans was $1.3 million. During the second quarter of 1998, total interest recognized on the impaired loan portfolio, on a cash basis, was $0.4 million. For the first six months of 1998, such income totaled $0.9 million.

Delinquent Loans

     During the 1998 second quarter, total delinquencies declined $2.0 million or 4.6%. The decrease occurred primarily in the residential one-to-four units category which declined $2.4 million. That decline was partially offset by an increase in automobile loans of $0.8 million. As a percentage of loans outstanding, delinquencies were 0.76% at the end of the 1998 second quarter, compared to 0.79% at year-end 1997 and 0.74% a year ago.

     The following table sets forth the amounts of Downey's past due loans at the dates indicated.

                                                             June 30, 1998                             March 31, 1998
                                                 -------------------------------------    -------------------------------------
                                                  30-59     60-89      90+                 30-59     60-89      90+
(Dollars in Thousands)                             Days      Days    Days (1)   Total       Days      Days    Days (1)   Total
-------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ........................  $12,500   $ 5,271   $14,497   $32,268    $14,532   $ 6,096   $14,487   $35,115
     One-to-four units - subprime .............      535      --         762     1,297        287       359       186       832
     Five or more units .......................     --        --        --        --          222      --        --         222
   Commercial real estate .....................     --        --        --        --          241      --        --         241
   Construction ...............................     --        --        --        --         --        --        --        --
   Land .......................................     --        --        --        --         --        --        --        --
-------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ..................   13,035     5,271    15,259    33,565     15,282     6,455    14,673    36,410
Non-mortgage:
   Commercial .................................     --        --        --        --         --        --        --        --
   Automobile .................................    4,795       860       819     6,474      4,005       946       716     5,667
   Other consumer .............................      222       208       227       657         73        57       457       587
-------------------------------------------------------------------------------------------------------------------------------
       Total loans ............................  $18,052   $ 6,339   $16,305   $40,696    $19,360   $ 7,458   $15,846   $42,664
===============================================================================================================================
   Delinquencies as a percentage of total loans     0.34%     0.12%     0.31%     0.77%      0.36%     0.14%     0.29%     0.79%
===============================================================================================================================
                                                            December 31, 1997                       September 30, 1997
                                                 -------------------------------------    -------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ........................  $12,099   $ 4,101   $18,579   $34,779    $14,950   $ 5,851   $17,405   $38,206
     One-to-four units - subprime .............      185      --        --         185       --         114        60       174
     Five or more units .......................     --         222      --         222        223       135      --         358
   Commercial real estate .....................     --        --         279       279       --        --         279       279
   Construction ...............................     --        --        --        --         --        --        --        --
   Land .......................................     --        --        --        --         --        --        --        --
-------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ..................   12,284     4,323    18,858    35,465     15,173     6,100    17,744    39,017
Non-mortgage:
   Commercial .................................     --        --        --        --         --        --        --        --
   Automobile .................................    4,167       981       961     6,109      3,903     1,312       672     5,887
   Other consumer .............................      218        54       533       805        355       173        58       586
-------------------------------------------------------------------------------------------------------------------------------
       Total loans ............................  $16,669   $ 5,358   $20,352   $42,379    $19,431   $ 7,585   $18,474   $45,490
===============================================================================================================================
   Delinquencies as a percentage of total loans     0.31%     0.10%     0.38%     0.79%      0.36%     0.14%     0.35%     0.85%
===============================================================================================================================
                                                             June 30, 1997
                                                 -------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ........................  $10,427   $ 5,402   $18,583   $34,412
     One-to-four units - subprime .............      209      --        --         209
     Five or more units .......................     --        --        --        --
   Commercial real estate .....................     --        --         279       279
   Construction ...............................     --        --        --        --
   Land .......................................     --        --        --        --
--------------------------------------------------------------------------------------
     Total real estate loans ..................   10,636     5,402    18,862    34,900
Non-mortgage:
   Commercial .................................     --        --        --        --
   Automobile .................................    3,574       647       555     4,776
   Other consumer .............................      165        66        87       318
--------------------------------------------------------------------------------------
       Total loans ............................  $14,375   $ 6,115   $19,504   $39,994
======================================================================================
   Delinquencies as a percentage of total loans     0.27%     0.11%     0.36%     0.74%
======================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets (including loans) were $42.3 million, $54.8 million and $54.7 million, at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. For information on valuation allowances associated with real estate and joint venture loans, see "Investments in Real Estate and Joint Ventures" on page 18.

     The total allowance for possible loan losses was $31.7 million at June 30, 1998, substantially unchanged from recent quarter ends. Included in the current quarter-end total allowance was $31.5 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.5 million in the 1998 second quarter, compared to $1.4 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.3 million associated with one-to-four unit residential loans and $1.2 million associated with automobile loans.

     The following table is a summary of the activity of Downey's allowance for loan losses for the periods indicated.

                                                         Three Months Ended
                                   ----------------------------------------------------------
                                 June 30,    March 31,  December 31,  September 30,  June 30,
(In Thousands)                     1998        1998         1997          1997         1997
---------------------------------------------------------------------------------------------
Balance at beginning of period   $ 31,817    $ 32,092     $ 30,918      $ 31,188     $ 30,683
Provision ....................      1,462         272        3,034         1,578        1,873
Charge-offs ..................     (1,877)     (2,381)      (2,346)       (2,001)      (1,643)
Recoveries ...................        334       1,834 (1)      486           153          275
---------------------------------------------------------------------------------------------
Balance at end of period .....   $ 31,736    $ 31,817     $ 32,092      $ 30,918     $ 31,188
=============================================================================================

(1) Includes a $1.4 million recovery of a prior commercial real estate loan charge-off due to the previously mentioned settlement.

     The following table indicates the allocation of the total valuation allowance for loan losses to the various categories of loans for the dates indicated.

                                            June 30, 1998                  March 31, 1998                 December 31, 1997
                                   ------------------------------- ------------------------------- -------------------------------
                                                Gross   Allowance               Gross   Allowance               Gross   Allowance
                                                Loan    Percentage              Loan    Percentage              Loan    Percentage
                                              Portfolio  to Loan              Portfolio  to Loan              Portfolio  to Loan
(Dollars in Thousands)             Allowance   Balance   Balance   Allowance   Balance   Balance   Allowance   Balance   Balance
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........  $14,143  $4,426,563   0.32%     $13,960  $4,496,768   0.31%     $14,652  $4,607,545   0.32%
     Five or more units ..........      309      27,736   1.11          399      38,877   1.03          314      38,278   0.82
   Commercial real estate ........    3,766     161,424   2.33        4,118     191,489   2.15        4,112     202,425   2.03
   Construction ..................    1,137      95,664   1.19        1,072      89,989   1.19          847      70,865   1.20
   Land ..........................      382      29,857   1.28          415      32,510   1.28          331      25,687   1.29
Non-Mortgage:
   Commercial ....................      199      27,298   0.73          192      25,478   0.75          196      26,024   0.75
   Automobile ....................    8,272     356,504   2.32        8,105     350,316   2.31        8,016     342,326   2.34
   Other consumer ................      728      44,530   1.63          756      45,529   1.66          824      47,735   1.73
Not specifically allocated .......    2,800        --      --         2,800        --      --         2,800        --      --
----------------------------------------------------------------------------------------------------------------------------------
   Total loans held for investment  $31,736  $5,169,576   0.61%     $31,817  $5,270,956   0.60%     $32,092  $5,360,885   0.60%
==================================================================================================================================
                                          September 30, 1997                June 30, 1997
                                   ------------------------------- -------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........  $14,426  $4,592,296   0.31%     $15,033  $4,708,045   0.32%
     Five or more units ..........      417      50,896   0.82          521      61,674   0.84
   Commercial real estate ........    4,592     211,864   2.17        4,704     221,679   2.12
   Construction ..................      718      60,459   1.19          576      48,765   1.18
   Land ..........................      349      26,270   1.33          332      24,847   1.34
Non-mortgage:
   Commercial ....................      164      23,741   0.69          269      25,718   1.05
   Automobile ....................    6,746     325,216   2.07        6,247     287,611   2.17
   Other consumer ................      706      47,067   1.50          706      46,244   1.53
Not specifically allocated .......    2,800        --      --         2,800        --      --
---------------------------------------------------------------------------------------------------
   Total loans held for investment  $30,918  $5,337,809   0.58%     $31,188  $5,424,583   0.57%
===================================================================================================


CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the second quarter of 1998 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities held for investment and available for sale of $478.5 million and net increases in deposits of $62.6 million.

     These funds were used primarily to originate loans held for investment of $376.8 million (net of Downey refinances of $23.7 million), fund the net increase of $37.8 million of loans held for sale and repay borrowings which declined by $111.5 million.

     The minimum liquidity ratio set by the regulators was reduced in the fourth quarter of 1997 from 5% to 4%. At June 30, 1998, the Bank's ratio of regulatory liquidity was 4.4%, compared to 4.8% at December 31, 1997, and 5.1% at June 30, 1997.

     Stockholders' equity totaled $459.0 million at June 30, 1998, compared to $430.3 million at December 31, 1997, and $408.0 million at June 30, 1997.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of June 30, 1998. The core and tangible capital ratios were 7.05% and the risk-based capital ratio was 13.24%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulation.

                                                          Tangible Capital         Core Capital        Risk-Based Capital
                                                         ------------------     ------------------     ------------------
(Dollars in Thousands)                                   Amount       Ratio     Amount       Ratio     Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity ...............................    $449,545               $449,545               $449,545
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate      (38,766)               (38,766)               (38,766)
    Goodwill .......................................      (4,788)                (4,788)                (4,788)
    Core deposit premium ...........................         (71)                   (71)                   (71)
    Non-permitted mortgage servicing rights ........        (348)                  (348)                  (348)
   Additions:
    Unrealized gain on securities available for sale        (420)                  (420)                  (420)
    General loss allowance - Investment in DSL .....       1,431                  1,431                  1,431
    Loan general valuation allowances (1) ..........        --                     --                   31,456
-------------------------------------------------------------------------------------------------------------------------
Regulatory capital .................................     406,583      7.05%     406,583       7.05%    438,039     13.24%
Well capitalized requirement .......................      86,478      1.50 (2)  288,259       5.00     330,800     10.00 (3)
-------------------------------------------------------------------------------------------------------------------------
Excess .............................................    $320,105      5.55%    $118,324       2.05%   $107,239      3.24%
=========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 12.29%.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  None.

(B) There were no reports on Form 8-K filed for the six months ended June 30, 1998.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                            DOWNEY FINANCIAL CORP.



Date:  August 7, 1998                      /s/  James W. Lokey
                               -------------------------------------------------
                                                James W. Lokey
                                     President and Chief Executive Officer




Date:  August 7, 1998                    /s/  Thomas E. Prince
                               -------------------------------------------------
                                              Thomas E. Prince
                               Executive Vice President/ Chief Financial Officer