Form 10-Q
period 1998-09-30
DOWNEY FINANCIAL CORP
filed 1998-11-02
CIK 935063

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

                For the quarterly period ended SEPTEMBER 30, 1998

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At September 30, 1998, 28,131,776 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                SEPTEMBER 30, 1998 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION ......................................................   1

    Consolidated Balance Sheets ............................................   1
    Consolidated Statements of Income ......................................   2
    Consolidated Statements of Comprehensive Income ........................   3
    Consolidated Statements of Cash Flows ..................................   4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS ....................................   8


                                     PART II

    OTHER INFORMATION ......................................................  29

    Item 6    Exhibits and Reports on Form 8-K .............................  29

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                          September 30,  December 31,  September 30,
(Dollars in Thousands, Except Per Share Data)                                 1998           1997          1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ....................................................................   $    43,315   $    48,823    $    73,020
Federal funds ...........................................................        54,801         6,095         39,040
--------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...........................................        98,116        54,918        112,060
U.S. Treasury and agency obligations and other investment securities
    available for sale, at fair value ...................................       116,629       159,398        143,436
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,865 at September 30, 1998, and December 31, 1997,
    and $6,975 at September 30, 1997) ...................................         6,885         6,885          6,996
Mortgage loans purchased under resale agreements ........................        40,000          --             --
Loans held for sale, at the lower of cost or market .....................       272,913        35,100         25,968
Mortgage-backed securities available for sale, at fair value ............        38,131        49,299         51,931
Loans receivable held for investment ....................................     5,076,799     5,281,997      5,257,870
Investments in real estate and joint ventures ...........................        47,918        41,356         40,865
Real estate acquired in settlement of loans .............................         5,423         9,626         13,072
Premises and equipment ..................................................       102,030       101,901         98,248
Federal Home Loan Bank stock, at cost ...................................        48,712        44,085         43,384
Other assets ............................................................        57,023        51,260         60,138
--------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,910,579   $ 5,835,825    $ 5,853,968
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ................................................................   $ 5,179,380   $ 4,869,978    $ 4,782,794
Government securities sold under agreements to repurchase ...............          --          34,803           --
Federal Home Loan Bank advances .........................................       197,935       352,458        467,637
Commercial paper ........................................................          --          83,811        118,635
Other borrowings ........................................................        12,166        12,663         12,760
Accounts payable and accrued liabilities ................................        45,062        40,579         45,226
Deferred income taxes ...................................................         5,221        11,187          9,256
--------------------------------------------------------------------------------------------------------------------
    Total liabilities ...................................................     5,439,764     5,405,479      5,436,308
--------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock,  par  value of $0.01  per  share;  authorized 50,000,000 shares; outstanding 28,131,776 shares at September 30, 1998,
    26,755,938 shares at December 31, 1997, and 26,753,970 shares at
    September 30, 1997 ..................................................           281           268            268
Additional paid-in capital ..............................................        92,166        45,954         45,926
Accumulated other comprehensive income (loss) - unrealized gains (losses)
    on securities available for sale ....................................         1,403           110           (652)
Retained earnings .......................................................       376,965       384,014        372,118
--------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..........................................       470,815       430,346        417,660
--------------------------------------------------------------------------------------------------------------------
                                                                            $ 5,910,579   $ 5,835,825    $ 5,853,968
====================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                  -----------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                         1998            1997           1998            1997
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ...........................................   $    103,949    $    105,150   $    314,877    $    298,214
   U.S. Treasury and agency securities ........................          1,813           2,023          5,488           6,110
   Mortgage-backed securities .................................            654             884          2,200           2,795
   Other investments ..........................................          2,566           1,044          5,937           2,842
-----------------------------------------------------------------------------------------------------------------------------
         Total interest income ................................        108,982         109,101        328,502         309,961
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ...................................................         64,243          59,476        188,780         166,982
   Borrowings .................................................          1,952          12,071         11,119          30,024
-----------------------------------------------------------------------------------------------------------------------------
         Total interest expense ...............................         66,195          71,547        199,899         197,006
-----------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME ........................................         42,787          37,554        128,603         112,955
   PROVISION FOR LOAN LOSSES ..................................            985           1,578          2,719           5,606
-----------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses ..         41,802          35,976        125,884         107,349
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ..............................          4,163           2,924         11,059           7,842
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate ...........           --             1,505             70           1,810
     Reduction of losses on real estate and joint ventures ....            139             317          5,082           3,081
     Operations, net ..........................................          3,879             973         13,384           6,265
   Secondary marketing activities:
     Loan servicing fees ......................................           (420)            303           (131)          1,054
     Net gains on sales of loans and mortgage-backed securities          1,726           1,559          5,012           2,222
   Net gains on sales of investment securities ................           --              --               68            --
   Other ......................................................            185             437          2,003           2,088
-----------------------------------------------------------------------------------------------------------------------------
         Total other income, net ..............................          9,672           8,018         36,547          24,362
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs .................................         16,171          13,005         46,416          41,043
   Premises and equipment costs ...............................          4,343           3,944         12,133          11,245
   Advertising expense ........................................          1,367           1,873          4,502           5,554
   Professional fees ..........................................            701           1,528          2,058           3,529
   SAIF insurance premiums and regulatory assessments .........            977             865          2,882           2,520
   Other general and administrative expense ...................          5,158           3,666         14,179          10,612
-----------------------------------------------------------------------------------------------------------------------------
         Total general and administrative expense .............         28,717          24,881         82,170          74,503
-----------------------------------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans            107             463            265           2,031
   Amortization of excess of cost over fair value of net assets
         acquired .............................................            125             133            391             399
-----------------------------------------------------------------------------------------------------------------------------
         Total operating expense ..............................         28,949          25,477         82,826          76,933
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ....................................         22,525          18,517         79,605          54,778
Income taxes ..................................................          9,757           7,960         34,284          23,581
-----------------------------------------------------------------------------------------------------------------------------
   NET INCOME .................................................   $     12,768    $     10,557   $     45,321    $     31,197
=============================================================================================================================
PER SHARE INFORMATION:
BASIC .........................................................   $       0.45    $       0.37   $       1.61    $       1.11
=============================================================================================================================
DILUTED .......................................................   $       0.45    $       0.37   $       1.60    $       1.11
=============================================================================================================================
CASH DIVIDENDS PAID ...........................................   $      0.080    $      0.076   $      0.236    $      0.225
=============================================================================================================================
Weighted average diluted shares outstanding ...................     28,181,313      28,136,044     28,176,326      28,132,799
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                   Three Months Ended     Nine Months Ended
                                                                                      September 30,         September 30,
                                                                                   ------------------------------------------
(In Thousands)                                                                       1998       1997       1998        1997
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME .....................................................................   $ 12,768   $ 10,557   $ 45,321    $ 31,197
-----------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
  Unrealized gains on securities available for sale:
     U.S. Treasury and agency obligations and other investment securities
       available for sale, at fair value .......................................        309        912        833         843
     Less reclassification of realized gains included in income ................       --         --          (39)       --
     Mortgage-backed securities available for sale, at fair value ..............        674         84        499          64
-----------------------------------------------------------------------------------------------------------------------------
   Other comprehensive income ..................................................        983        996      1,293         907
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ...........................................................   $ 13,751   $ 11,553   $ 46,614    $ 32,104
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              --------------------------
(In Thousands)                                                                                    1998           1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................................   $    45,321    $    31,197
   Adjustments to reconcile net income to net cash provided by (used for) operating activities:
     Depreciation and amortization ........................................................         5,666          7,045
     Provision (recovery) for losses on loans, real estate acquired in settlement of loans,
       investments in real estate and joint ventures and other assets .....................        (2,023)         3,845
     Net gains on sales of loans and mortgage-backed securities, investment securities,
       real estate and other assets .......................................................       (15,885)        (8,174)
     Interest capitalized on loans (negative amortization) ................................       (13,817)       (10,207)
     Federal Home Loan Bank stock dividends ...............................................        (2,010)        (1,937)
   Loans originated for sale ..............................................................    (1,421,746)      (209,842)
   Proceeds from sales of loans originated for sale .......................................       867,409        137,097
   Other, net .............................................................................         5,896         (1,059)
------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ....................................................      (531,189)       (52,035)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Maturities of U.S. Treasury and agency obligations ...................................        10,001           --
     Sales of investment securities available for sale ....................................        60,068           --
     Sales of loans held for investment ...................................................          --          291,660
     Sales of mortgage-backed securities available for sale ...............................       314,265         60,038
     Sales of wholly owned real estate and real estate acquired in settlement of loans ....         5,461         12,874
   Purchase of:
     U.S. Treasury and agency obligations and other investment securities .................       (27,617)          --
     Securities under resale agreements ...................................................       (40,000)          --
     Loans receivable held for investment .................................................        (6,956)       (30,261)
   Loans originated for investment (net of refinances of $33,877 and $48,252 at
     September 30, 1998 and 1997, respectively) ...........................................    (1,132,868)    (1,635,729)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale ........................................................     1,342,354        770,533
   Net change in undisbursed loan funds ...................................................        24,155         15,759
   Investments in real estate held for investment .........................................         1,391          6,069
   Other, net .............................................................................        (5,507)        (7,173)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ......................................       544,747       (516,230)
------------------------------------------------------------------------------------------------------------------------

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ----------------------
(In Thousands)                                                                      1998         1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ..................................................   $ 309,402    $ 609,692
   Net decrease in securities sold under agreements to repurchase ............     (34,803)        --
   Proceeds from Federal Home Loan Bank advances .............................     179,700      760,100
   Repayments of Federal Home Loan Bank advances .............................    (334,223)    (679,346)
   Net decrease in other borrowings ..........................................     (84,308)     (77,067)
   Proceeds from exercise of stock options ...................................         510         --
   Cash dividends ............................................................      (6,638)      (6,313)
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ....................................      29,640      607,066
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ....................................      43,198       38,801
Cash and cash equivalents at beginning of year ...............................      54,918       73,259
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $  98,116    $ 112,060
=======================================================================================================
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Interest ................................................................   $ 199,529    $ 195,667
     Income taxes ............................................................      38,684       14,831
Supplemental disclosure of non-cash investing:
   Loans exchanged for mortgage-backed securities ............................     316,891       60,956
   Real estate acquired in settlement of loans ...............................      12,160       18,766
   Loans to facilitate the sale of real estate acquired in settlement of loans      12,280       15,321
=======================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of September 30, 1998, December 31, 1997 and September 30, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     As part of its secondary marketing activities, Downey utilizes forward sale contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At September 30, 1998, such contracts amounted to approximately $393 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

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

OVERVIEW

     Net income for the third quarter of 1998 totaled $12.8 million or $0.45 per share on a diluted basis, up 20.9% from the $10.6 million or $0.37 per share earned in the third quarter of 1997.

     The increase in net income between third quarters reflected several factors. Net interest income increased $5.2 million or 13.9% due to an increase in the effective interest rate spread. An increase of $1.7 million in other income and reductions of $0.6 million in provision for loan losses and $0.3 million in costs associated with the net operation of real estate acquired in settlement of loans also contributed to the improvement in net income. These positive factors were partially offset by a $3.8 million increase in general and administrative expense reflecting higher lending volumes and branch expansion.

     For the nine months ended September 30, 1998, net income amounted to $45.3 million, or $1.60 per share on a diluted basis, up 45.3% from the $31.2 million, or $1.11 per share, earned in the same period last year. In addition to the trends mentioned for the quarter, net income for the first nine months of 1998 also benefited from the settlement of certain loan and real estate investment obligations of a joint venture partner ("settlement"). The pre-tax amount associated with the settlement was $8.3 million of which $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses; $4.3 million was recorded as a reduction of loss on real estate and joint ventures; $1.0 million was recorded in miscellaneous other income; and $1.6 million was recorded as a partial recovery of legal fees within general and administrative expense. Excluding the settlement, net income for the first nine months of 1998 would have been $40.5 million, up $9.3 million or 29.8% from a year ago.

     For the third quarter of 1998, the return on average assets was 0.87% and the return on average equity was 11.01%, bringing the returns for the first nine months of 1998 to 1.03% and 13.42%, respectively. Excluding the previously mentioned settlement, the returns on average assets and average equity for the first nine months would have been 0.92% and 12.03%, respectively.

     Assets totaled $5.9 billion at September 30, 1998, virtually unchanged from both a year ago and year-end 1997. The low interest rate environment during the first nine months of 1998 has generated increased prepayments of residential loans as customers seek low, fixed rate mortgages. As a result, the portfolio of loans held for investment and borrowings declined, which was only partially offset by a temporary increase in loans held for sale.

     Single family loan originations totaled a record $961.6 million in the third quarter of 1998, more than double the $464.0 million in the third quarter of 1997. Of the current quarter total, $571.1 million represented originations of loans for sale and $101.6 million represented originations for portfolio of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. In addition to single family loans, $102.3 million of other loans were originated in the quarter including $40.9 million of construction and land loans and $40.2 million of automobile loans.

     Non-performing assets declined $4.2 million during the quarter to $44.6 million or 0.75% of total assets. The decline was in the single family category.

     Deposits totaled $5.2 billion at September 30, 1998, up 8.3% from a year ago and $309.4 million above year-end 1997. Since the growth in deposits during the first nine months of 1998 was not needed to fund asset growth, borrowings were reduced by $273.6 million and totaled $210.1 million at the end of the current quarter. During the quarter, one new in-store branch was opened, bringing total branches at quarter end to 91 of which 28 are in-store.

     At September 30, 1998, Downey's primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 7.11% and a risk-based capital ratio of 13.33%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $42.8 million in the third quarter of 1998, up $5.2 million or 13.9% from the same period last year. The improvement reflected an increase in the effective interest rate spread, as average earning assets declined by 2.2% and averaged $5.6 billion. The effective interest rate spread averaged 3.05% in the current quarter, up from 2.62% in the year-ago quarter, reflecting an increase in the yield on earning assets and a decline in funding costs. For the first nine months of 1998, net interest income totaled $128.6 million, up $15.6 million or 13.9% from the same period a year ago.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and resultant yields and the interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net interest income, the interest rate spread and the effective interest spread. The effective interest spread, which reflects the relative level of interest-earning assets to interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, (ii) divided by average interest-earning assets for the period. The table also sets forth the net earning balance (the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities) for the periods indicated. Non-accrual loans are included in the average interest-earning assets balance. Interest from non-accrual loans is included in interest income only to the extent that payments are received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Average balances are computed using the average of each month's daily average balance during the period indicated.

                                                                          Three Months Ended
                                                   -----------------------------------------------------------------
                                                         September 30, 1998                September 30, 1997
                                                   -----------------------------------------------------------------
                                                                           Average                           Average
                                                    Average                 Yield/    Average                 Yield/
(Dollars in Thousands)                              Balance      Interest    Rate     Balance      Interest    Rate
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ......................................   $5,270,387   $  103,949   7.89%   $5,471,077   $  105,150   7.69%
    Mortgage-backed securities .................       40,390          654   6.48        53,663          884   6.59
    Investment securities ......................      300,918        4,379   5.77       210,748        3,067   5.77
--------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ............    5,611,695      108,982   7.77     5,735,488      109,101   7.61
Non-interest-earning assets ....................      252,334                           243,519
--------------------------------------------------------------------------------------------------------------------
      Total assets .............................   $5,864,029                        $5,979,007
====================================================================================================================
Interest-bearing liabilities:
    Deposits ...................................   $5,202,075   $   64,243   4.90%   $4,715,233   $   59,476   5.00%
    Borrowings .................................      131,097        1,952   5.91       788,919       12,071   6.07
--------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities .......    5,333,172       66,195   4.92     5,504,152       71,547   5.16
Non-interest-bearing liabilities ...............       67,124                            63,883
Stockholders' equity ...........................      463,733                           410,972
--------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity   $5,864,029                        $5,979,007
====================================================================================================================
Net interest income/interest rate spread .......                $   42,787   2.85%                $   37,554   2.45%
Excess of interest-earning assets over
    interest-bearing liabilities ...............   $  278,523                        $  231,336
Effective interest rate spread .................                             3.05%                             2.62%
====================================================================================================================

                                                                          Nine Months Ended
                                                   -----------------------------------------------------------------
                                                         September 30, 1998                September 30, 1997
                                                   -----------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ......................................   $5,300,229   $  314,877   7.92%   $5,129,838   $  298,214   7.75%
    Mortgage-backed securities .................       44,169        2,200   6.64        56,548        2,795   6.59
    Investment securities ......................      265,638       11,425   5.75       205,763        8,952   5.82
--------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ............    5,610,036      328,502   7.81     5,392,149      309,961   7.66
Non-interest-earning assets ....................      252,414                           249,617
--------------------------------------------------------------------------------------------------------------------
      Total assets .............................   $5,862,450                        $5,641,766
====================================================================================================================
Interest-bearing liabilities:
    Deposits ...................................   $5,110,184   $  188,780   4.94%   $4,511,764   $  166,982   4.95%
    Borrowings .................................      233,850       11,119   6.36       664,488       30,024   6.04
--------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities .......    5,344,034      199,899   5.00     5,176,252      197,006   5.09
Non-interest-bearing liabilities ...............       68,242                            61,893
Stockholders' equity ...........................      450,174                           403,621
--------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity   $5,862,450                        $5,641,766
====================================================================================================================
Net interest income/interest rate spread .......                $  128,603   2.81%                $  112,955   2.57%
Excess of interest-earning assets over
    interest-bearing liabilities ...............   $  266,002                        $  215,897
Effective interest rate spread .................                             3.06%                             2.79%
====================================================================================================================

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

                                              Three Months Ended                               Nine Months Ended
                                 --------------------------------------------------------------------------------------------
                                 September 30, 1998 versus September 30, 1997    September 30, 1998 versus September 30, 1997
                                                Changes Due To                                  Changes Due To
                                 --------------------------------------------------------------------------------------------
                                                            Rate/                                           Rate/
(In Thousands)                     Volume      Rate        Volume       Net       Volume       Rate        Volume       Net
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans .....................  $ (3,857)   $  2,757    $   (101)   $ (1,201)   $  9,906    $  6,540    $    217    $ 16,663
    Mortgage-backed securities       (219)        (15)          4        (230)       (612)         22          (5)       (595)
    Investment securities .....     1,312        --          --         1,312       2,605        (102)        (30)      2,473
-----------------------------------------------------------------------------------------------------------------------------
     Change in interest income     (2,764)      2,742         (97)       (119)     11,899       6,460         182      18,541
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits ..................     6,141      (1,245)       (129)      4,767      22,148        (309)        (41)     21,798
    Borrowings ................   (10,073)     (1,215)      1,169     (10,119)    (19,474)      1,918      (1,349)    (18,905)
-----------------------------------------------------------------------------------------------------------------------------
     Change in interest expense    (3,932)     (2,460)      1,040      (5,352)      2,674       1,609      (1,390)      2,893
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income .  $  1,168    $  5,202    $ (1,137)   $  5,233    $  9,225    $  4,851    $  1,572    $ 15,648
=============================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $1.0 million in the current quarter, down from $1.6 million in the year-ago quarter. For the first nine months of 1998, provision for loan losses totaled $2.7 million, compared to $5.6 million in the year-ago period. Included in the nine-month 1998 amount was a $1.4 million reduction due to the recovery of a prior loan charge-off as a result of the previously mentioned settlement. For information regarding the allowance for loan losses, see "Asset Quality - Valuation Allowances" on page 24.

OTHER INCOME

     Total other income was $9.7 million in the third quarter of 1998, up $1.7 million from the year-ago quarter. The increase between third quarters reflected increases of $1.2 million each in loan and deposit related fees and income from real estate held for investment, and $0.2 million in net gains on sales of loans. Partially offsetting those increases were declines in loan servicing fees and the other category of other income. Loan servicing fees in the current quarter reflected a loss of $0.4 million compared to income of $0.3 million in the year-ago period. The current quarter loss resulted from a $0.7 million addition to the valuation allowance for mortgage servicing rights due to higher that expected prepayments from the current low interest rate environment. At quarter end, capitalized mortgage servicing rights, net of the valuation allowance, totaled $4.3 million. The $0.3 million decline in the other category primarily reflects a loss in the current quarter from the early termination of a lease by a lessee in Downey's corporate building. For the first nine months of 1998, total other income was $36.5 million, up $12.2 million from a year ago, and included $5.3 million from the previously mentioned settlement.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations.

                                                                                  Three Months Ended
                                                          ---------------------------------------------------------------
                                                          September 30,  June 30,  March 31,  December 31,  September 30,
(In Thousands)                                                1998         1998       1998        1997           1997
-------------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................      $  894      $1,260      $  881      $  868         $  124
   Equity in net income from joint ventures ...........       2,605       1,116       5,226         636            467
   Interest from joint venture advances ...............         380         336         686         359            382
-------------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................       3,879       2,712       6,793       1,863            973
Net gains on sales of wholly owned real estate ........        --            70        --         1,094          1,505
Reduction of losses on real estate and joint ventures .         139       2,221       2,722         109            317
-------------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations      $4,018      $5,003      $9,515      $3,066         $2,795
=========================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $28.9 million in the current quarter, up $3.5 million or 13.6% from the third quarter of 1997. General and administrative expense increased $3.8 million or 15.4% and reflected higher lending volumes and branch expansion. The increase in general and administrative expense was partially offset by a $0.3 million decline in costs associated with the operation of real estate acquired in settlement of loans. For the first nine months of 1998, operating expenses totaled $82.8 million after a reduction of $1.6 million to legal fees from the previously mentioned settlement, compared to $76.9 million in the same period of 1997.

PROVISION FOR INCOME TAXES

     Income taxes for the third quarter totaled $9.8 million, resulting in an effective tax rate of 43.3%, compared to $8.0 million and 43.0% for the like quarter of a year ago. For the first nine months of 1998, the effective tax rate was 43.1% compared to 43.0% in the same period of 1997. For further information regarding income taxes, see "Note (5) - Income Taxes" on page 7.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $59.6 million during the third quarter to a total of $5.4 billion, or 91.2% of assets, at September 30, 1998. Although customer preference for adjustable rate mortgages ("ARMs") has been significantly reduced, the origination of adjustable rate loans almost equaled prepayments during the quarter. This enabled the single family loan portfolio to remain essentially unchanged, while the portfolio of residential one-to-four unit loans held for sale increased by $60.7 million as fixed rate loans were originated for sale into the secondary market.

     The following table sets forth originations of loans held for investment and loans originated for sale.

                                                                      Three Months Ended
                                              -----------------------------------------------------------------
                                              September 30,   June 30,    March 31,  December 31, September 30,
(In Thousands)                                    1998          1998         1998        1997         1997
---------------------------------------------------------------------------------------------------------------
Loans originated for investment:
    Residential - one-to-four adjustable (1)   $  383,483   $  309,468   $  190,490   $  254,028   $  383,204
    Residential - one-to-four fixed (2) ....        6,921        6,824        4,791        6,705        6,049
    Other (3) ..............................      102,319       88,013       93,672       85,527      120,204
---------------------------------------------------------------------------------------------------------------
      Total loans originated for investment       492,723      404,305      288,953      346,260      509,457
Loans originated for sale (primarily
    residential - fixed) ...................      571,146      592,931      257,669       79,429       74,721
---------------------------------------------------------------------------------------------------------------
    Total loans originated .................   $1,063,869   $  997,236   $  546,622   $  425,689   $  584,178
===============================================================================================================

(1) For the three months ended June 30, 1998, March 31, 1998, December 31, 1997 and September 30, 1997, $1.5 million, $2.6 million, $5.6 million and $6.7 million, respectively, of loans purchased through correspondent lending relationships were included.
(2) Primarily represents loans to facilitate the sale of real estate acquired in settlement of loans and loans that meet certain yield and other approved guidelines. Included also in the three months ended June 30, 1998 were $1.5 million of purchased loans.
(3) For the three months ended September 30, 1998, June 30, 1998, March 31, 1998 and September 30, 1997, $0.4 million, $0.2 million, $0.1 million and $0.4 million, respectively, of loans purchased through correspondent lending relationships were included.

     Originations of one-to-four unit residential loans totaled a record $961.6 million in the third quarter of 1998, of which $390.5 million were for portfolio and $571.1 million were for sale. This was above the previous record set in the second quarter of 1998, and more than double the $464.0 million originated in the year-ago quarter. Of the current quarter total, $101.6 million represented originations of subprime credits ("A-," "B" and "C") as part of Downey's strategy to enhance the portfolio's net yield. During the current quarter, 68% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 3%). This is similar to the previous quarter and up from 49% (existing Downey loans were 3%) in the year-ago third quarter. In addition to single family loans, $102.3 million of other loans were originated in the quarter including $40.9 million of construction and land loans, and $40.2 million of automobile loans.

     During the current quarter, loan originations for investment consisted primarily of ARMs tied to Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization allowed, expressed as a percentage of principal plus the amount added relative to the original loan amount. That limit has been 110%, but was increased to 125% during the current quarter. At September 30, 1998, $2.8 billion of the ARMs in Downey's loan portfolio were subject to negative amortization of which $41.4 million represented the amount of negative amortization included in the loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans. Sales of loans and mortgage-backed securities originated by Downey were $507.5 million for the third quarter of 1998, compared to $553.9 million in the previous quarter and $362.1 million for the third quarter of 1997 of which $290.5 million represented the sale of COFI ARMs from loans held for investment. All were secured by residential one-to-four unit property and at September 30, 1998, loans held for sale totaled $272.9 million.

     At September 30, 1998, Downey had commitments to fund loans amounting to $584.8 million of which $314.0 million were fixed rate one-to-four unit residential loans being originated for sale in the secondary market, loans in process of $78.5 million, undrawn lines of credit of $71.9 million and letters of credit of $0.9 million. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities for the periods indicated.

                                                                                 Three Months Ended
                                                         ------------------------------------------------------------------
                                                         September 30,  June 30,    March 31,   December 31,  September 30,
(In Thousands)                                               1998         1998        1998          1997           1997
---------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential:
      One-to-four units:
        Adjustable ....................................   $ 283,468    $ 229,106    $ 127,871    $ 159,656    $ 297,963
        Adjustable - subprime .........................     100,015       78,845       60,017       88,820       78,531
---------------------------------------------------------------------------------------------------------------------------
           Total adjustable ...........................     383,483      307,951      187,888      248,476      376,494
        Fixed .........................................       5,351        3,980        3,319        5,865        5,054
        Fixed - subprime ..............................       1,535        1,329        1,472          825          995
      Five or more units:
        Adjustable ....................................        --           --            875         --           --
        Fixed .........................................      13,229         --           --           --           --
---------------------------------------------------------------------------------------------------------------------------
           Total residential ..........................     403,598      313,260      193,554      255,166      382,543
     Commercial real estate ...........................        --           --          4,214        3,685         --
     Construction .....................................      17,266       19,023       29,906       16,842       26,200
     Land .............................................      23,640        6,883        7,851         --         13,310
   Non-mortgage:
     Commercial .......................................         645        4,421          610        6,435        1,628
     Automobile .......................................      40,158       46,153       45,552       51,985       70,757
     Other consumer ...................................       7,016       10,738        4,537        6,580        7,951
---------------------------------------------------------------------------------------------------------------------------
        Total loans originated ........................     492,323      400,478      286,224      340,693      502,389
Real estate loans purchased (1) .......................         400        3,827        2,729        5,567        7,068
---------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased ...............     492,723      404,305      288,953      346,260      509,457
Loan repayments .......................................    (490,358)    (498,516)    (376,371)    (321,020)    (302,116)
Other net changes (2), (3) ............................         553      (11,740)     (14,747)      (1,113)    (312,185)
---------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for
       investment......................................       2,918     (105,951)    (102,165)      24,127     (104,844)
---------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans .............................     571,146      592,931      257,669       79,429       74,721
   Loans transferred from (to) the investment
     portfolio (3) ....................................        --            162          604         (156)     290,606
   Originated whole loans sold (3) ....................    (354,371)    (429,434)     (79,686)     (41,540)    (345,198)
   Loans exchanged for mortgage-backed securities .....    (153,175)    (124,505)     (39,211)     (28,566)     (16,854)
   Other net changes ..................................      (2,851)      (1,369)         (97)         (35)           6
---------------------------------------------------------------------------------------------------------------------------
     Net increase in loans held for sale ..............      60,749       37,785      139,279        9,132        3,281
---------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .....................     153,175      124,505       39,211       28,566       16,854
   Sold ...............................................    (153,175)    (124,505)     (39,211)     (28,566)     (16,854)
   Repayments .........................................      (4,242)      (3,724)      (3,020)      (3,112)      (2,823)
   Other net changes ..................................         127          (13)        (296)         480          147
---------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities
       available for sale .............................      (4,115)      (3,737)      (3,316)      (2,632)      (2,676)
---------------------------------------------------------------------------------------------------------------------------
     Net increase in loans and mortgage-backed
       securities held for sale and available for sale       56,634       34,048      135,963        6,500          605
---------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
       mortgage-backed securities .....................   $  59,552    $ (71,903)   $  33,798    $  30,627    $(104,239)
===========================================================================================================================

(1) Primarily one-to-four unit residential loans. Included in the three months ended September 30, 1998, June 30, 1998, March 31, 1998 and September 30, 1997, were $0.4 million, $0.2 million, $0.1 million, and $0.4 million, respectively, of five or more unit residential loans. Included also in the three months ended June 30, 1998 were $0.6 million of commercial real estate loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).
(3) Includes $290.5 million of one-to-four unit residential ARMs transferred from the held for investment portfolio during the three months ended September 30, 1997, and sold servicing released.

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios at the dates indicated.

                                                     September 30,     June 30,      March 31,    December 31,  September 30,
(In Thousands)                                           1998            1998           1998          1997          1997
-----------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
       Residential:
         One-to-four units:
            Adjustable ............................   $ 3,791,187    $ 3,892,221    $ 4,027,520    $ 4,190,160    $ 4,260,831
            Adjustable - subprime .................       461,646        372,608        303,058        245,749        158,987
            Fixed .................................       153,408        155,741        161,518        168,315        169,978
            Fixed - subprime ......................         7,516          5,993          4,672          3,321          2,500
-----------------------------------------------------------------------------------------------------------------------------
               Total one-to-four units ............     4,413,757      4,426,563      4,496,768      4,607,545      4,592,296
         Five or more units:
            Adjustable ............................        18,707         18,802         30,129         29,246         41,636
            Fixed .................................        22,436          8,934          8,748          9,032          9,260
       Commercial real estate:
         Adjustable ...............................        44,215         47,045         73,013         87,604        115,923
         Fixed ....................................       112,687        114,379        118,476        114,821         95,941
       Construction ...............................        92,779         95,664         89,989         70,865         60,459
       Land .......................................        39,222         29,857         32,510         25,687         26,270
    Non-mortgage:
       Commercial .................................        27,710         27,298         25,478         26,024         23,741
       Automobile .................................       355,955        356,504        350,316        342,326        325,216
       Other consumer .............................        44,026         44,530         45,529         47,735         47,067
-----------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment ..........     5,171,494      5,169,576      5,270,956      5,360,885      5,337,809
    Increase (decrease) for:
       Undisbursed loan funds .....................       (88,213)       (85,367)       (78,888)       (64,884)       (65,783)
       Deferral of fees and discounts, net of costs        24,962         21,408         19,581         18,088         16,762
       Allowance for estimated loss ...............       (31,444)       (31,736)       (31,817)       (32,092)       (30,918)
-----------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net .....     5,076,799      5,073,881      5,179,832      5,281,997      5,257,870
-----------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale (all one-to-four units):
       Adjustable .................................         9,480         13,692         10,019          1,617          4,614
       Fixed ......................................       263,433        198,472        164,360         33,483         21,354
-----------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ................       272,913        212,164        174,379         35,100         25,968
    Mortgage-backed securities available for sale:
       Adjustable .................................        12,795         14,575         16,135         17,751         18,716
       Fixed ......................................        25,336         27,671         29,848         31,548         33,215
-----------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
            for sale ..............................        38,131         42,246         45,983         49,299         51,931
-----------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
            held for sale and available for sale ..       311,044        254,410        220,362         84,399         77,899
-----------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities   $ 5,387,843    $ 5,328,291    $ 5,400,194    $ 5,366,396    $ 5,335,769
=============================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At September 30, 1998, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at September 30, 1998, reflect an unrealized gain of $1.0 million. The current quarter-end unrealized gain, less the associated tax effect of $0.3 million, is reflected within a separate component of other comprehensive income until realized.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Downey's investment in real estate and joint ventures amounted to $47.9 million at September 30, 1998, compared to $41.4 million at December 31, 1997, and $40.9 million at September 30, 1997.

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated. The $1.3 million charge-off in the current quarter resulted from the sale of land for which an allowance was provided in prior periods.

                                                       Three Months Ended
                               -----------------------------------------------------------------
                               September 30,  June 30,    March 31,  December 31,  September 30,
(In Thousands)                     1998         1998         1998        1997          1997
------------------------------------------------------------------------------------------------
Balance at beginning of period   $  9,558     $ 18,140    $ 21,244     $ 21,353      $ 21,670
Provision ....................       (139)      (2,221)     (2,722)        (109)         (317)
Charge-offs ..................     (1,268)      (6,361)       (382)        --            --
Recoveries ...................       --           --          --           --            --
------------------------------------------------------------------------------------------------
Balance at end of period .....   $  8,151     $  9,558    $ 18,140     $ 21,244      $ 21,353
================================================================================================

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

                                                       Three Months Ended
                               -----------------------------------------------------------------
                               September 30,  June 30,    March 31,  December 31,  September 30,
(In Thousands)                     1998         1998         1998        1997          1997
------------------------------------------------------------------------------------------------
Balance at beginning of period   $   671      $   898     $   839      $ 1,083       $ 1,182
Provision ....................       160            5         304          (24)          235
Charge-offs ..................      (249)        (232)       (245)        (220)         (334)
Recoveries ...................      --           --          --           --            --
------------------------------------------------------------------------------------------------
Balance at end of period .....   $   582      $   671     $   898      $   839       $ 1,083
================================================================================================

DEPOSITS

     At September 30, 1998, deposits totaled $5.2 billion, up $396.6 million or 8.3% from the year-ago quarter end, and up $309.4 million or 6.4% from year-end 1997. Compared to the year-ago period, transaction accounts (i.e., checking, regular passbook and money market) increased $165.1 million or 18.0%, while certificates of deposits increased $231.5 million or 6.0%. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                         September 30, 1998    June 30, 1998       March 31, 1998    December 31, 1997    September 30, 1997
                        ------------------- ------------------- ------------------- -------------------- --------------------
                        Weighted            Weighted            Weighted            Weighted             Weighted
                        Average             Average             Average             Average              Average
(Dollars in Thousands)    Rate     Amount     Rate     Amount     Rate     Amount     Rate      Amount     Rate      Amount
-----------------------------------------------------------------------------------------------------------------------------
Transaction accounts ...  2.18%  $1,080,734   2.17%  $1,021,428   2.10%  $1,007,323   2.15%   $  935,869   2.10%   $  915,647
Certificates of deposit:
   Less than 3.00% .....  2.63       26,686   2.63       27,290   2.63       29,543   2.64        30,623   2.66        32,279
   3.00-3.49 ...........  3.03          449   3.02          677   3.01          581   3.02           766   3.04           623
   3.50-3.99 ...........  3.91       40,115    --          --      --          --      --           --     3.99            24
   4.00-4.49 ...........  4.16       14,754   4.13       59,708   4.20       60,410   4.31        60,095   4.38        55,701
   4.50-4.99 ...........  4.88      468,922   4.90      208,774   4.89      134,194   4.87        40,356   4.87        44,012
   5.00-5.99 ...........  5.57    3,162,420   5.60    3,072,092   5.63    2,947,539   5.63     2,896,291   5.61     2,740,673
   6.00-6.99 ...........  6.06      382,502   6.05      778,300   6.06      925,762   6.06       901,920   6.07       989,209
   7.00 and greater ....  7.25        2,798   7.24        3,107   7.21        3,470   7.22         4,058   7.21         4,626
-----------------------------------------------------------------------------------------------------------------------------
     Total certificates
       of deposit .....   5.50    4,098,646   5.61    4,149,948   5.66    4,101,499   5.68     3,934,109   5.68     3,867,147
-----------------------------------------------------------------------------------------------------------------------------
     Total deposits ...   4.81%  $5,179,380   4.93%  $5,171,376   4.96%  $5,108,822   5.00%   $4,869,978   5.00%   $4,782,794
=============================================================================================================================

BORROWINGS

     During the 1998 third quarter, borrowings increased $54.5 million to $210.1 million, but remain well below the year-ago level of $599.0 million. Downey terminated its commercial paper program which was credit enhanced by an FHLB letter of credit during the current quarter as it was no longer price competitive to alternative borrowing sources. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                 September 30,  June 30,    March 31,  December 31,  September 30,
(Dollars in Thousands)                               1998         1998         1998        1997          1997
------------------------------------------------------------------------------------------------------------------
FHLB advances ..................................   $197,935     $123,347    $209,854     $352,458      $467,637
Reverse repurchase agreements ..................       --           --          --         34,803          --
Commercial paper ...............................       --         19,982      44,517       83,811       118,635
Other borrowings ...............................     12,166       12,256      12,712       12,663        12,760
------------------------------------------------------------------------------------------------------------------
    Total borrowings ...........................   $210,101     $155,585    $267,083     $483,735      $599,032
==================================================================================================================
Weighted average rate on borrowings during
    the period .................................       5.91%        6.60%       6.42%        6.16%         6.07%
Total borrowings as a percentage of total assets       3.55         2.67        4.55         8.29         10.23
==================================================================================================================

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

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of September 30, 1998, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("gap") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                           September 30, 1998
                                              --------------------------------------------------------------------------
                                               Within       7 - 12       1 - 5        5 - 10        Over        Total
(Dollars in Thousands)                        6 Months      Months       Years        Years       10 Years     Balance
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock  (1) $  150,398  $      --    $   116,629  $      --    $      --    $   267,027
   Loans and mortgage-backed securities:
     Mortgage-backed securities          (2)     18,645        5,210       13,240          956           80       38,131
     Loans secured by real estate:
       Residential:
         Adjustable                      (2)  4,194,758       80,484       14,320         --           --      4,289,562
         Fixed                           (2)    293,205       22,774       89,745       26,952       14,117      446,793
       Commercial real estate            (2)     50,569        6,708       84,508        8,795        2,667      153,247
       Construction                      (2)     36,014         --           --           --           --         36,014
       Land                              (2)     14,688           42          365          559          268       15,922
     Non-mortgage:
       Commercial                        (2)     17,773         --           --           --           --         17,773
       Consumer                          (2)     93,910       55,738      240,753         --           --        390,401
------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed
     securities ............................  4,719,562      170,956      442,931       37,262       17,132    5,387,843
------------------------------------------------------------------------------------------------------------------------
     Total ................................. $4,869,960  $   170,956  $   559,560  $    37,262  $    17,132  $ 5,654,870
========================================================================================================================
Deposits and borrowings:
   Interest bearing deposits:
     Fixed maturity deposits             (1) $2,532,512  $ 1,221,357  $   344,777  $      --    $      --    $ 4,098,646
     Transaction accounts                (3)    940,363         --           --           --           --        940,363
   Non-interest bearing transaction deposits    140,371         --           --           --           --        140,371
------------------------------------------------------------------------------------------------------------------------
     Total deposits ........................  3,613,246    1,221,357      344,777         --           --      5,179,380
------------------------------------------------------------------------------------------------------------------------
   Borrowings ..............................    127,424       21,470       60,207        1,000         --        210,101
------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowings ......... $3,740,670  $ 1,242,827  $   404,984  $     1,000  $      --    $ 5,389,481
========================================================================================================================
Excess (short fall) of interest-earning
   assets over interest-bearing liabilities. $1,129,290  $(1,071,871) $   154,576  $    36,262  $    17,132  $   265,389
Cumulative gap .............................  1,129,290       57,419      211,995      248,257      265,389
Cumulative gap - as a % of total assets:
   September 30, 1998 ......................      19.11%        0.97%        3.59%        4.20%        4.49%
   December 31, 1997 .......................      24.82         1.35         2.71         3.54         3.93
   September 30, 1997 ......................      19.85         0.79         1.60         2.68         3.19
========================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayments and prepayments of principal.
(3)  Subject to immediate repricing.

     The six-month gap at September 30, 1998, was a positive 19.11% (i.e., more interest-earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 24.82% at December 31, 1997, and 19.85% at September 30, 1997. Downey's strategy of emphasizing the origination of adjustable rate mortgages for portfolio continues to be pursued. For the twelve months ended September 30, 1998, Downey originated and purchased for investment $1.5 billion of adjustable rate loans and mortgage-backed securities which represented approximately 93% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At September 30, 1998, 99% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, essentially unchanged from December 31, 1997, and a year ago. At September 30, 1998, loans and mortgage-backed securities with adjustable interest rates represented 83% of Downey's loans and mortgage-backed securities portfolios. During the third quarter of 1998, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At September 30, 1998, $5.0 billion or 91% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans and loans with a due date of five years or less, compared to $4.7 billion or 94% at December 31, 1997, and $5.1 billion or 94% at September 30, 1997.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                         September 30,  June 30,  March 31,  December 31,  September 30,
                                             1998         1998       1998        1997          1997
--------------------------------------------------------------------------------------------------------
Weighted average yield:
    Loan and mortgage-backed securities      7.82%        7.91%      7.94%       7.95%         7.80%
    Investment securities .............      5.78         5.84       5.84        5.79          5.75
--------------------------------------------------------------------------------------------------------
    Earning assets yield ..............      7.73         7.82       7.86        7.87          7.72
--------------------------------------------------------------------------------------------------------
Weighted average cost:
    Deposits ..........................      4.81         4.93       4.96        5.00          5.00
    Borrowings:
      FHLB advances ...................      5.85         6.18       6.17        6.11          6.04
      Other borrowings ................      8.36         6.56       6.19        6.15          5.78
--------------------------------------------------------------------------------------------------------
    Combined borrowings ...............      6.00         6.26       6.17        6.12          5.98
--------------------------------------------------------------------------------------------------------
    Combined funds ....................      4.86         4.97       5.02        5.11          5.11
--------------------------------------------------------------------------------------------------------
Interest rate spread ..................      2.87%        2.85%      2.84%       2.76%         2.61%
========================================================================================================

     The weighted average yield on the loan and mortgage-backed securities portfolios at September 30, 1998, decreased to 7.82%, compared to 7.91% at June 30, 1998, 7.95% at December 31, 1997, and 7.80% at September 30, 1997. At
September 30, 1998, the one-to-four unit residential ARM portfolio, including mortgage-backed securities, totaled $4.3 billion with a weighted average rate of 7.56%, compared to $4.5 billion with a weighted average rate of 7.58% at December 31, 1997, and $4.5 billion with a weighted average rate of 7.41% at September 30, 1997.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets declined during the quarter by $4.2 million to $44.6 million at September 30, 1998, or 0.75% of total assets. The decline was in the single family category. Non-performing assets at quarter end include non-accrual loans aggregating $16.9 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                     September 30,  June 30,  March 31,  December 31,  September 30,
(Dollars in Thousands)                                   1998         1998      1998         1997          1997
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    One-to-four unit residential ....................   $15,397      $19,047   $17,736      $20,816       $21,602
    One-to-four unit residential - subprime .........     2,479        1,107       832         --             174
    Other ...........................................    20,677       20,259    20,060       20,883        20,383
--------------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    38,553       40,413    38,628       41,699        42,159
Real estate acquired in settlement of loans, net ....     5,423        7,576    10,414        9,626        13,072
Repossessed automobiles .............................       611          764       688          795           477
--------------------------------------------------------------------------------------------------------------------
    Gross non-performing assets .....................   $44,587      $48,753   $49,730      $52,120       $55,708
====================================================================================================================
====================================================================================================================
Allowance for loan losses (1):
    Amount ..........................................   $31,444      $31,736   $31,817      $32,092       $30,918
    As a percentage of non-performing loans .........     81.56%       78.53%    82.37%       76.96%        73.34%
Non-performing assets as a percentage of total assets      0.75         0.84      0.85         0.89          0.95
====================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At September 30, 1998, the recorded investment in loans for which impairment has been recognized totaled $13.5 million (all of which were on non-accrual status). The total allowance for possible losses related to such loans was $1.3 million. During the third quarter of 1998, total interest recognized on the impaired loan portfolio, on a cash basis, was $0.5 million. For the first nine months of 1998, such income totaled $1.4 million.

Delinquent Loans

     During the 1998 third quarter, total delinquencies declined $2.5 million or 6.1%. The decrease occurred primarily in the residential one-to-four units category which declined $3.7 million. That decline was partially offset by an increase in automobile loans of $1.0 million. As a percentage of loans outstanding, delinquencies were 0.71% at the end of the 1998 third quarter, compared to 0.79% at year-end 1997 and 0.85% a year ago.

     The following table sets forth the amounts of Downey's past due loans at the dates indicated.

                                                          September 30, 1998                              June 30, 1998
                                               ----------------------------------------     ----------------------------------------
                                                 30-59      60-89      90+                  30-59      60-89       90+
(Dollars in Thousands)                           Days       Days     Days (1)    Total      Days        Days     Days (1)    Total
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $10,601    $ 4,302    $12,408    $27,311    $12,500    $ 5,271    $14,497    $32,268
      One-to-four units - subprime .........       741      1,334        505      2,580        535       --          762      1,297
      Five or more units ...................       155       --         --          155       --         --         --         --
    Commercial real estate .................      --         --         --          --        --         --         --         --
    Construction ...........................      --         --         --          --        --         --         --         --
    Land ...................................      --         --         --          --        --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    11,497      5,636     12,913     30,046     13,035      5,271     15,259     33,565
Non-mortgage:
    Commercial .............................      --         --         --          --        --         --         --         --
    Automobile .............................     5,330      1,105        990      7,425      4,795        860        819      6,474
    Other consumer .........................       119        143        496        758        222        208        227        657
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans ........................   $16,946    $ 6,884    $14,399    $38,229    $18,052    $ 6,339    $16,305    $40,696
===================================================================================================================================
    Delinquencies as a percentage of total
        loans ..............................      0.31%      0.13%      0.27%      0.71%      0.34%      0.12%      0.31%      0.77%
===================================================================================================================================
                                                            March 31, 1998                              December 31, 1997
                                               ----------------------------------------     ----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $14,532     $6,096    $14,487    $35,115    $12,099     $4,101    $18,579    $34,779
      One-to-four units - subprime .........       287        359        186        832        185       --         --          185
      Five or more units ...................       222       --         --          222       --          222       --          222
    Commercial real estate .................       241       --         --          241       --         --          279        279
    Construction ...........................      --         --         --         --         --         --         --         --
    Land ...................................      --         --         --         --         --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    15,282      6,455     14,673     36,410     12,284      4,323     18,858     35,465
Non-mortgage:
    Commercial .............................       --        --         --         --         --         --         --         --
    Automobile .............................     4,005        946        716      5,667      4,167        981        961      6,109
    Other consumer .........................        73         57        457        587        218         54        533        805
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans ........................   $19,360     $7,458    $15,846    $42,664    $16,669     $5,358    $20,352    $42,379
===================================================================================================================================
    Delinquencies as a percentage of total
        loans ..............................      0.36%      0.14%      0.29%      0.79%      0.31%      0.10%      0.38%      0.79%
===================================================================================================================================
                                                           September 30, 1997
                                               ----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $14,950     $5,851    $17,405    $38,206
      One-to-four units - subprime .........      --          114         60        174
      Five or more units ...................       223        135       --          358
    Commercial real estate .................      --         --          279        279
    Construction ...........................      --         --         --         --
    Land ...................................      --         --         --         --
---------------------------------------------------------------------------------------
      Total real estate loans ..............    15,173      6,100     17,744     39,017
Non-mortgage:
    Commercial .............................      --         --         --         --
    Automobile .............................     3,903      1,312        672      5,887
    Other consumer .........................       355        173         58        586
---------------------------------------------------------------------------------------
        Total loans ........................   $19,431     $7,585    $18,474    $45,490
=======================================================================================
    Delinquencies as a percentage of total
        loans ..............................      0.36%      0.14%      0.35%      0.85%
=======================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets (including loans) were $40.6 million, $54.8 million and $53.9 million, at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. For information on valuation allowances associated with real estate and joint venture loans, see "Investments in Real Estate and Joint Ventures" on page 18.

     The total allowance for possible loan losses was $31.4 million at September 30, 1998, substantially unchanged from recent quarter ends. Included in the current quarter-end total allowance was $31.1 million of general loan valuation allowances, of which $2.8 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.3 million in the 1998 third quarter, compared to $1.8 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.1 million associated with one-to-four unit residential loans and $1.2 million associated with automobile loans.

     The following table is a summary of the activity of Downey's allowance for loan losses for the periods indicated.

                                                       Three Months Ended
                               ----------------------------------------------------------------
                               September 30,  June 30,   March 31,  December 31,  September 30,
(In Thousands)                     1998         1998        1998        1997          1997
-----------------------------------------------------------------------------------------------
Balance at beginning of period   $ 31,736    $ 31,817    $ 32,092     $ 30,918      $ 31,188
Provision ....................        985       1,462         272        3,034         1,578
Charge-offs ..................     (1,540)     (1,877)     (2,381)      (2,346)       (2,001)
Recoveries ...................        263         334       1,834 (1)      486           153
-----------------------------------------------------------------------------------------------
Balance at end of period .....   $ 31,444    $ 31,736    $ 31,817     $ 32,092      $ 30,918
===============================================================================================

(1) Includes a $1.4 million recovery of a prior commercial real estate loan charge-off due to the previously mentioned settlement.

     The following table indicates the allocation of the total valuation allowance for loan losses to the various categories of loans for the dates indicated.

                                          September 30, 1998                 June 30, 1998                   March 31, 1998
                                   -------------------------------  -------------------------------  -------------------------------
                                                 Gross   Allowance                Gross   Allowance               Gross    Allowance
                                                 Loan   Percentage                Loan   Percentage               Loan    Percentage
                                               Portfolio  to Loan               Portfolio  to Loan               Portfolio  to Loan
(Dollars in Thousands)             Allowance    Balance   Balance   Allowance    Balance   Balance   Allowance   Balance    Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........  $13,603   $4,413,757   0.31%     $14,143   $4,426,563   0.32%     $13,960   $4,496,768   0.31%
     Five or more units ..........      409       41,143   0.99          309       27,736   1.11          399       38,877   1.03
   Commercial real estate ........    3,656      156,902   2.33        3,766      161,424   2.33        4,118      191,489   2.15
   Construction ..................    1,087       92,779   1.17        1,137       95,664   1.19        1,072       89,989   1.19
   Land ..........................      498       39,222   1.27          382       29,857   1.28          415       32,510   1.28
Non-Mortgage:
   Commercial ....................      204       27,710   0.74          199       27,298   0.73          192       25,478   0.75
   Automobile ....................    8,349      355,955   2.35        8,272      356,504   2.32        8,105      350,316   2.31
   Other consumer ................      838       44,026   1.90          728       44,530   1.63          756       45,529   1.66
Not specifically allocated .......    2,800         --      --         2,800         --      --         2,800         --      --
------------------------------------------------------------------------------------------------------------------------------------
   Total loans held for investment  $31,444   $5,171,494   0.61%     $31,736   $5,169,576   0.61%     $31,817   $5,270,956   0.60%
====================================================================================================================================
                                          December 31, 1997                September 30, 1997
                                   -------------------------------  -------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........  $14,652   $4,607,545   0.32%     $14,426   $4,592,296   0.31%
     Five or more units ..........      314       38,278   0.82          417       50,896   0.82
   Commercial real estate ........    4,112      202,425   2.03        4,592      211,864   2.17
   Construction ..................      847       70,865   1.20          718       60,459   1.19
   Land ..........................      331       25,687   1.29          349       26,270   1.33
Non-Mortgage:
   Commercial ....................      196       26,024   0.75          164       23,741   0.69
   Automobile ....................    8,016      342,326   2.34        6,746      325,216   2.07
   Other consumer ................      824       47,735   1.73          706       47,067   1.50
Not specifically allocated .......    2,800         --      --         2,800         --      --
---------------------------------------------------------------------------------------------------
   Total loans held for investment  $32,092   $5,360,885   0.60%     $30,918   $5,337,809   0.58%
===================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the third quarter of 1998 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities held for investment and available for sale of $484.4 million and a net increase in borrowings of $54.5 million.

     These funds were used primarily to originate loans held for investment of $478.9 million (net of Downey refinances of $10.2 million) and to fund the net increase of $60.7 million of loans held for sale.

     The minimum liquidity ratio set by the regulators was reduced in the fourth quarter of 1997 from 5% to 4%. At September 30, 1998, the Bank's ratio of regulatory liquidity was 4.0%, compared to 4.8% at December 31, 1997, and 5.0% at September 30, 1997.

     Stockholders' equity totaled $470.8 million at September 30, 1998, compared to $430.3 million at December 31, 1997, and $417.7 million at September 30, 1997.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of September 30, 1998. The core and tangible capital ratios were 7.11% and the risk-based capital ratio was 13.33%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and 10% for risk-based, as defined by regulation.

                                                       Tangible Capital          Core Capital        Risk-Based Capital
                                                      -----------------       -----------------      ------------------
(Dollars in Thousands)                                 Amount     Ratio        Amount     Ratio       Amount      Ratio
-----------------------------------------------------------------------------------------------------------------------
Stockholder's equity ...............................  $460,893                $460,893               $460,893
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate    (40,408)                (40,408)               (40,408)
    Goodwill .......................................    (4,662)                 (4,662)                (4,662)
    Non-permitted mortgage servicing rights ........      (430)                   (430)                  (430)
   Additions:
    Unrealized gain on securities available for sale    (1,403)                 (1,403)                (1,403)
    General loss allowance - Investment in DSL .....     1,561                   1,561                  1,561
    Loan general valuation allowances (1) ..........      --                      --                   31,149
-----------------------------------------------------------------------------------------------------------------------
Regulatory capital .................................   415,551    7.11%        415,551    7.11%       446,700    13.33%
Well capitalized requirement .......................    87,610    1.50 (2)     292,035    5.00        335,092    10.00 (3)
-----------------------------------------------------------------------------------------------------------------------
Excess .............................................  $327,941    5.61%       $123,516    2.11%      $111,608     3.33%
=======================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 12.4%.

YEAR 2000

Risks of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to represent the calendar year (e.g., "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results or system failures commencing January 1, 2000, when dates present a lower two digit year number than dates in the prior century. Such occurrences may have a material adverse effect on Downey's financial condition, results of operation, business or business prospects, as Downey, like most financial organizations, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to Downey may arise from software, computer hardware, and other equipment both within Downey's direct control and outside Downey's ownership, yet with which Downey electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of management and the board of directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams and the Office of Thrift Supervision has authority to bring enforcement actions against any institution under its supervision which it believes is not properly addressing Year 2000 issues.

State of Readiness

     Downey has established a four-phase process to address the Year 2000 issue. In addition, Downey's Board of Directors oversees the Year 2000 compliance project's progress through monthly status reports and quarterly reviews with the Year 2000 project manager.

     As part of the first phase, which is now completed, Downey completed an inventory of all data systems to determine which are most critical to support customer transaction processing and provide customer services. This inventory not only included in-house systems, but those provided by third party vendors as well. Systems were prioritized as being mission critical, high risk, moderate risk or low risk, from which modification plans were developed which place priority emphasis on those systems requiring change and classified mission critical or high risk. Third party vendors were contacted during this phase to determine their process and timeline in correcting any Year 2000 compliance issues. In addition, commercial loan borrowers of Downey were also contacted to determine the extent of their preparations for Year 2000 and any potential impact Year 2000 may have on their businesses and ability to repay loan obligations to Downey. Commercial lending does not represent a significant portion of Downey's loan portfolio (i.e., approximately 0.3%); therefore, Downey believes the Year 2000 preparedness of its commercial loan borrowers does not pose a significant risk.

     Phase two of the process consists of making appropriate Year 2000 programming changes to Downey's in-house systems, while phase three consists of acceptance testing and sign-off of both Downey's in-house and vendor provided systems. The fourth and final phase of the Year 2000 compliance project includes installation of the system modifications into Downey's daily operation. The fourth phase is scheduled to occur once a system has been successfully tested and determined to be Year 2000 compliant.

     In addition to phase one, phase two has been completed and phase three has begun with respect to Downey's in-house mainframe system, which performs all significant loan, deposit and general ledger accounting processes. It is expected that acceptance testing of the in-house mainframe system will be completed by year-end 1998, with installation completed by the end of first quarter 1999.

     For Downey developed PC-based systems classified mission critical, all programming changes and acceptance testing have been completed. Completion of programming and acceptance testing of all other Downey developed PC-based systems is expected to be completed by the end of first quarter 1999, as is the installation of Year 2000 modifications.

     The timing of Year 2000 acceptance testing and installation of all third party vendor changes is dependent upon when such systems become available to Downey. Downey has in place a process to monitor third party vendor progress in making required Year 2000 corrections and, when completed, requires third party vendors to represent that their systems are Year 2000 compliant. Although such vendor representations are requested, Downey does not intend to rely solely upon them. Rather, Downey intends to test such vendor programs or review testing conducted by others for Year 2000 compliance.

     In addition to the computer systems utilized by Downey, Downey has also inventoried other essential services that may be impacted by Year 2000 issues such as credit bureau information, telecommunications and utilities. Downey is monitoring such essential service providers to determine their progress and how they are addressing Year 2000 issues. To date, no information exists to suggest such essential services will not be Year 2000 compliant.

Costs to Address the Year 2000 Issue

     Currently Downey estimates that Year 2000 project costs will approximate $6 million. This cost is in addition to existing personnel who are working on the project and includes estimates for hardware and software renovation or replacement, as well as additions to existing staff who will be specifically devoted to the project. Approximately 50% of the cost represents costs to migrate to a new personal computer environment and to replace certain older automated teller machines, both of which Downey might otherwise have implemented / replaced during the period notwithstanding the Year 2000 issue. As such, that portion of Year 2000 costs will be amortized over the useful life of the equipment. Of the estimated total expense, approximately $0.9 million has been incurred to-date, $0.1 million in 1997 and $0.8 million during the first nine months of 1998. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expense.

  (In Millions)                 1997    1998    1999    2000  Thereafter  Total
-------------------------------------------------------------------------------
Estimated Year 2000 expense     $0.1    $1.9    $2.1    $1.0     $0.9      $6.0
===============================================================================

     As Downey progresses in addressing the Year 2000 compliance project and additional information becomes available, estimates of costs could change. At this time, no significant data system projects have been delayed as a result of Downey's Year 2000 compliance effort.

Contingency Plans

     Downey believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and sign-off has begun with respect to Downey's in-house mainframe system which performs all significant loan, deposit and general ledger accounting processes. Acceptance testing and sign-off is expected to be completed by year-end 1998, with installation completed by the end of first quarter 1999. In addition to Year 2000 compliance system modification plans, Downey has also developed contingency plans for all other systems classified as mission critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and / or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon Downey's financial condition, results of operation, business or business prospects.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  None.

(B) There were no reports on Form 8-K filed for the nine months ended September 30, 1998.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            DOWNEY FINANCIAL CORP.



Date:  November 2, 1998                      /s/ James W. Lokey
                               -------------------------------------------------
                                                 James W. Lokey
                                      President and Chief Executive Officer




Date:  November 2, 1998                    /s/ Thomas E. Prince
                               -------------------------------------------------
                                               Thomas E. Prince
                               Executive Vice President/ Chief Financial Officer