Form 10-K
period 1998-12-31
DOWNEY FINANCIAL CORP
filed 1999-03-16
CIK 935063

================================================================================

                                              SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549
--------------------------------------------------------------------------------
                                                                       FORM 10-K
--------------------------------------------------------------------------------
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ______________.
--------------------------------------------------------------------------------
                                                  Commission File Number 1-13578

                                                          DOWNEY FINANCIAL CORP.
                          (Exact name of registrant as specified in its charter)

                                                                        DELAWARE
                  (State or other jurisdiction of incorporation or organization)
--------------------------------------------------------------------------------
3501 Jamboree Road Newport Beach, California            92660
(Address of principal executive offices)              (Zip Code)

I.R.S. Employer Identification No.:  95-1953342

Registrant's telephone number, including area code:  (949) 854-0300

Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE
-------------------------------                -------------------------
 Common Stock, $0.01 par value                  New York Stock Exchange
                                                Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on February 26, 1999, on the New York Stock Exchange was $433,528,529.

At February 26, 1999, 28,131,776 shares of the Registrant's Common Stock, $0.01 par value were outstanding.
--------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 28, 1999 are incorporated by reference in Part III hereof.

================================================================================

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART I
   1.  BUSINESS ........................................................    1
          General.......................................................    1
          Banking Activities............................................    2
             Lending Activities.........................................    2
                Loan and Mortgage-Backed Securities Portfolio...........    2
                Residential Real Estate Lending.........................    3
                Secondary Marketing and Loan Servicing Activities.......    4
                Commercial Real Estate and Multi-Family Lending.........    5
                Construction Lending....................................    5
                Commercial Lending......................................    5
                Consumer Lending........................................    6
             Investment Activities......................................    6
             Sources of Funds...........................................    6
                Deposits................................................    6
                Borrowings..............................................    7
             Asset/Liability Management.................................    7
             Earnings Spread............................................    7
          Real Estate Investment Activities.............................    8
          Competition ..................................................    8
          Employees.....................................................    9
          Regulation....................................................    9
             General....................................................    9
             Regulation of Downey.......................................    9
             Regulation of the Bank.....................................    9
             Regulation of DSL Service Company..........................   14
          Taxation......................................................   15
          Factors That May Affect Future Results........................   16
   2.  PROPERTIES.......................................................   17
          Branches......................................................   17
          Electronic Data Processing....................................   17
   3.  LEGAL PROCEEDINGS................................................   17
   4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS..................   17

PART II
   5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.............................................   18
   6.  SELECTED FINANCIAL DATA................. ........................   19
   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.......................................   20
          Overview......................................................   20
          Results of Operations.........................................   22
             Net Interest Income........................................   22
             Provision for Loan Losses..................................   23
             Other Income...............................................   23
                Loan and Deposit Related Fees...........................   23
                Real Estate and Joint Venture
                Operations Held for Investment..........................   24
                Secondary Marketing Activities .........................   24
                Other Category..........................................   24

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART II----(CONTINUED)

             Operating Expenses.........................................   25
             Provision for Income Taxes.................................   25
             Business Segment Reporting.................................   25
                Banking.................................................   26
                Real Estate Investment..................................   27
          Financial Condition...........................................   28
             Loans and Mortgage-Backed Securities.......................   28
             Investment Securities......................................   32
             Investments in Real Estate and Joint Ventures..............   33
             Deposits...................................................   35
             Borrowings.................................................   36
             Asset/Liability Management and Market Risk.................   37
             Problem Loans and Real Estate..............................   42
                Non-Performing Assets...................................   42
                Delinquent Loans........................................   44
                Allowance for Losses on Loans and Real Estate...........   46
             Capital Resources and Liquidity............................   50
             Regulatory Capital Compliance..............................   51
             Current Accounting Issue...................................   51
             Year 2000..................................................   52
                Risks of the Year 2000 Issue............................   52
                State of Readiness......................................   52
                Costs to Address the Year 2000 Issue....................   53
                Contingency Plans.......................................   53
   8.  FINANCIAL STATEMENTS.............................................   54
   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES............................   97

PART III
  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   97
  11.  EXECUTIVE COMPENSATION...........................................   97
  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT......................................................   97
  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   97

PART IV
  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        ON FORM 8-K.....................................................   97
SIGNATURES   ...........................................................   99

                                     PART I

Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey") operates, projections of future performance, perceived opportunities in the market and statements regarding Downey's mission and vision. Downey's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results" on page 16.

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

The Bank was formed in 1957 as a California-licensed savings and loan association and conducts its business through 91 retail deposit branches (28 of which are full-service in-store branches). Residential loans are originated by retail loan officers who are located in 42 retail deposit branches in California providing loan origination services to all the Bank's branches, and two centers outside California, one each in Arizona and Washington. Retail loan officers also originated residential loans via the internet from a call center located in California. Wholesale loans submitted by mortgage brokers are originated from seven loan origination centers in California, five of which are located in or adjacent to a Bank office, and two loan origination centers located outside of California, one each in Arizona and Washington. The executive offices of Downey are located at 3501 Jamboree Road, North Tower, Newport Beach, California, 92660, and the telephone number is (949) 854-0300. Downey's stock is traded on the New York Stock Exchange and Pacific Exchange under trading symbol "DSL."

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

Downey's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the cost of interest-bearing liabilities ("cost of funds") to Downey are influenced by interest rates on competing investments and general market interest rates. Similarly, Downey's loan volume and yields on loans and mortgage-backed securities ("MBSs"), and the level of prepayments on such loans and MBSs, are affected by market interest rates, as well as additional factors affecting the supply of and demand for housing and the availability of funds.

Downey views its business as consisting of two business segments--banking and real estate investment--each of which is discussed further below.

                               Banking Activities

Downey's principal business segment is banking, which consists of attracting funds from the general public and institutions, and originating and investing in loans, primarily residential real estate mortgage loans, MBSs, and investment securities. MBSs include securities issued or guaranteed by government-sponsored enterprises ("Agency MBSs"), such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), and mortgage pass-through securities issued by other entities. Downey's primary sources of revenue are interest earned on mortgage loans and MBSs, income from investment securities, gains on sales of loans and MBSs, fees earned in connection with loans and deposits and income earned on its portfolio of loans and MBSs serviced for investors. Downey's principal expenses are interest incurred on interest-bearing liabilities, including deposits and borrowings, and general and administrative costs. Downey's primary sources of funds are deposits, principal and interest payments on loans and MBSs, proceeds from sales of loans and MBSs, and borrowings. Scheduled payments on loans and MBSs are a relatively stable source of funds, while prepayments of loans and MBSs and flows in deposits vary widely. Below is a detailed discussion of Downey's banking activities.

LENDING ACTIVITIES

Historically, Downey's lending activities have emphasized the origination of first mortgage loans secured by residential property and retail neighborhood shopping centers, and, to a lesser extent, real estate loans secured by multi-family and commercial and industrial properties, including office buildings, land and other properties with income producing capabilities. In addition, Downey has provided construction loan financing for residential (both single family and multi-family) and commercial retail neighborhood shopping center projects, including loans to joint ventures where DSL Service Company or the Bank was a participant. Downey also originates loans to businesses through its commercial banking operations and loans on new and used automobiles through the purchase of motor vehicle sales contracts from auto dealers in California and other western states. The indirect auto lending program is conducted through Downey Auto Finance Corp., a wholly-owned subsidiary of the Bank, in addition to automobile loans originated directly through Downey's branch network.

During 1999, Downey's primary focus will continue to be the origination of adjustable rate single family mortgage loans, particularly subprime loans which carry higher interest rates, and consumer loans. In addition, Downey will continue its secondary marketing activities of selling its production of certain fixed rate single family loans as well as certain adjustable rate mortgage ("ARM") loan products. Given the current low interest rate environment and customer preference for fixed rate loans, it is likely Downey may originate more single family loans for sale in the secondary market than for portfolio during 1999 as was the case in 1998. See "Secondary Marketing and Loan Servicing Activities" on page 4.

For additional information on the composition of Downey's loan and MBS portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans and Mortgage-Backed Securities" on page 28.

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

MBSs available for sale are carried at fair value. Net unrealized gains or losses are reported net of income taxes as a separate component of other comprehensive income until realized.

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

Residential Real Estate Lending

Downey's primary lending activity is the origination of mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. Such loans are for the purchase of residences or for the refinancing of existing mortgages at lower rates or upon different terms. Downey's primary strategy is to originate ARMs for its portfolio of loans held for investment. See "Asset/Liability Management" on page 7. Downey also originates residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans in the secondary market, rather than hold such loans in its portfolio. Residential fixed rate loans may be placed in loans held for investment when funded with long-term funds to mitigate interest rate risk, and small volumes are originated for investment to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines. See "Secondary Marketing and Loan Servicing Activities" on page 4.

Downey's ARMs generally begin with an interest rate below the current market rate ("incentive rate") and adjust to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months. Downey's ARMs generally provide that the maximum rate that can be charged cannot exceed the incentive rate by more than six to nine percentage points, depending on the type of loan and the initial rate offered. The interest rate adjustment on Downey's ARMs which adjust semi-annually generally is limited to 1% per adjustment period. With respect to ARMs that adjust monthly, there is a lifetime interest rate cap, but no specified periodic interest rate adjustment cap. Instead, monthly adjustment ARMs have a periodic cap on changes in required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required monthly loan payments). In the event that a loan incurs significant negative amortization, there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. There is a limit on the amount of negative amortization, such that the principal plus the added amount cannot exceed 125% of the original loan amount on loans having a loan-to-value ratio of 80% or less and 110% on loans having a loan-to-value ratio over 80%. Downey permits ARMs to be assumed by qualified borrowers.

During 1998, approximately 87% of Downey's one-to-four unit residential real estate loans were obtained by Downey's wholesale loan representatives but originated through outside mortgage brokers. Wholesale loan representatives are paid on a commission basis. Compensation for the services performed by the mortgage broker is considered in the overall pricing of mortgage loan products. These mortgage brokers do not operate from Downey's offices and are not employees of Downey. Retail loan representatives generated approximately 13% of Downey's one-to-four unit residential loans during 1998 and are compensated on a salary basis plus a fixed amount per loan originated. Retail loan representatives typically receive loan referrals from real estate agents, builders, depositors and customers obtained from retail advertising and other sources, including over the internet.

Downey requires that residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan originated for portfolio, the maximum amount Downey generally will lend is $1 million. The average loan size, however, is much lower. In 1998, the average loan size was $247,397. Downey generally makes loans with loan-to-value ratios (the ratio of the principal amount of the loan to the appraised value at origination of the property securing the loan) not exceeding 80%. Downey will make loans with loan-to-value ratios of over 80%, but not exceeding 97% of the value of the property, if private mortgage insurance is obtained to reduce the effective loan-to-value ratio to between 70% to 78%, consistent with secondary marketing requirements. In addition, Downey requires hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the structure.

In the approval process for the loans it originates or purchases, Downey assesses both the value of the property securing the loan and the applicant's ability to repay the loan. Loan underwriters analyze the loan application and the property involved, and qualified staff appraisers or outside appraisers establish the value of the collateral through the use of full appraisals or alternative valuation formats in accordance with regulatory requirements. Appraisals performed by approved appraisers are selectively reviewed by senior staff appraisers or approved fee review appraisers. Downey also obtains information concerning the income, financial condition, employment and credit history of the applicant. Typically, Downey will verify credit information for loans originated by retail loan representatives or other Downey employees. For loans from mortgage brokers, Downey requires the mortgage broker to review and verify credit information and employment pursuant to Downey's origination procedures. In addition, Downey obtains credit information and performs certain other underwriting tests of such mortgage broker originated loans. On its ARMs offered with incentive rates, Downey qualifies applicants for loan programs with no negative amortization at the higher of the initial incentive rate plus 2% or the fully indexed rate, with a minimum qualifying rate of 7% for loans having a loan-to-value ratio of 80% or less; and qualifies applicants at a minimum qualifying rate of 7% for loans having a loan-to-value ratio of greater than 80%. For loan programs that include negative amortization, Downey qualifies applicants at the lesser of the initial incentive rate plus 2% or the fully indexed rate, with a minimum qualifying rate of 6% for loans having a loan-to-value ratio of 80% or less; and qualifies applicants at a minimum qualifying rate of 7% for loans having a loan-to-value ratio of greater than 80%.

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

Secondary Marketing and Loan Servicing Activities

As part of its secondary marketing activities, Downey originates certain residential real estate ARMs and loans with fixed rates with an intent of selling such loans. Accordingly, such loans are classified as held for sale and are carried at the lower of cost or market. These loans are secured by first liens on one-to-four unit residential properties and have 15- to 30-year maturities or 30-year amortization periods with balloon payments in five years, seven years or other maturities. For additional information regarding loans held for investment and for sale, see Notes 1 and 6 of Notes to the Consolidated Financial Statements on pages 61 and 70, respectively. Downey utilizes various hedging programs to manage the interest rate risk of its fixed rate mortgage origination process. See "Asset/Liability Management" on page 7.

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

SFAS 125, Downey capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. MSRs are included in the financial statements in the category of "other assets." Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. At December 31, 1998, MSRs totaled $8 million.

Loans originated for sale may be exchanged with government agencies for MBSs collateralized by such loans. Downey's cost for the exchange is the payment of a monthly guaranty fee, which is expressed as a percentage of the unpaid principal balance and which is deducted from interest income. The securities received can be used by Downey to collateralize various types of borrowings at rates which frequently are more favorable than rates on other types of liabilities and also carry a lower risk-based capital requirement than whole loans. Such MBSs available for sale are carried at fair value. However, no gain or loss on the exchange is recorded in the statement of income until the securities are sold to a third party. All changes in fair value prior to the sale to third parties are shown as a separate component of other comprehensive income, net of income taxes.

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

INVESTMENT ACTIVITIES

Federal and state regulations require the Bank to maintain a specified minimum amount of liquid assets invested in certain short-term obligations and other securities. For additional information regarding liquidity requirements and the Bank's compliance therewith, see "Regulation - Regulation of the Bank - Liquidity Requirements" on page 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources and Liquidity" on page 50. As a federally chartered savings association, the Bank is also permitted to make certain other securities investments as prescribed under HOLA and OTS regulations. Investment decisions are made by authorized officers of the Bank within guidelines established by the Bank's Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal, minimization of interest rate risk and compliance with applicable regulations. Securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as interest income using the interest method. Securities available for sale are carried at market value. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations. For further information on the composition of Downey's investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Investment Securities" on page 32.

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

In 1996, Downey began establishing full-service branch facilities in selected supermarket locations throughout Southern California. Each in-store branch offers a full range of financial services including checking and savings accounts as well as residential and consumer loans.

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

In 1994, Downey initiated a program to sell commercial paper supported by an irrevocable letter of credit issued by the FHLB of San Francisco. However, this program was no longer cost effective relative to other sources and was terminated in 1998.

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

For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Borrowings" on page 36.

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

For further information see "Lending Activities" on page 2 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset/Liability Management and Market Risk" on page 37.

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

The  effective  interest  rate spread,  which  reflects  the  relative  level of interest-earning assets to interest-bearing liabilities, equals (i) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, (ii) divided by average interest-earning assets for the period. For information regarding net income and the components thereof and for management's analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20. For returns on assets and other selected financial data see "Selected Financial Data" on page 19.

                       Real Estate Investment Activities

Downey's second business segment is real estate investment, which is primarily performed through DSL Service Company, a wholly-owned subsidiary of the Bank. DSL Service Company is a diversified real estate development company which was established in 1966 as a neighborhood shopping center and residential tract developer, as well as the contractor for the Bank's branch locations. Today its capabilities include development, construction and property management activities relating to a diverse portfolio of projects primarily within California, but also in Arizona. In addition to DSL Service Company developing its own real estate projects, it associates with other qualified developers to engage in joint ventures. The primary revenue sources of real estate investment activities include net rental income and gains from the sale of real estate investments. The primary expenses of real estate investment activities are interest expense and general and administrative expense.

Prior to the passage in August 1989 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Bank conducted real estate development and joint venture operations directly, in addition to operations conducted through DSL Service Company. Since FIRREA, however, the Bank's ability to engage in new real estate development and joint venture activities and to retain existing real estate investments has been curtailed dramatically, and such activities may be economically unfeasible for the Bank because of the capital requirements imposed on such activities. FIRREA requires, with certain limited exceptions, a savings institution such as the Bank to exclude from its regulatory capital its investments in, and extensions of credit to, real estate subsidiaries such as DSL Service Company, as well as its direct equity investments, and prohibits new direct equity investments in real estate by the Bank. Since July 1, 1996, the Bank has been required to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, such as DSL Service Company, to the extent of 2% of assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. In addition, "conforming loans" by an association to such subsidiaries' joint venture investments are limited to 50% of risk-based capital. "Conforming loans" are those generally limited to 80% of appraised value, bear a market rate of interest and require payments sufficient to amortize the principal balance of the loan. Downey is in compliance with each of these investment limitations.

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

                                   Employees

At December 31, 1998, Downey had approximately 1,270 full-time employees and 393 part-time employees. Downey provides its employees with certain health and welfare benefits and a retirement and savings plan. Additionally, Downey offers qualifying employees participation in a stock purchase plan. See Notes 19 and 21 of Notes to the Consolidated Financial Statements on pages 84 and 87, for a further discussion of employee benefit plans. Employees are not represented by any union or collective bargaining group, and Downey considers its employee relations to be good.

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

Activities Restrictions. As a unitary savings and loan holding company, Downey generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If Downey acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Downey and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "Regulation of the Bank - Qualified Thrift Lender Test" on page 12.

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

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on Downey, the Bank and their operations.

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

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1995, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank paid a special assessment of $24.6 million in November 1996 to recapitalize the SAIF. This expense was recognized during the last quarter of fiscal 1996.

Pursuant to the Paperwork Reduction Act, the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF ranging from nothing to 27 cents per $100 of domestic deposits as of October 1, 1996, an amount equal to approximately 6.4 cents per $100 of domestic deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 cents per $100 of domestic deposits. Under the Paperwork Reduction Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed, at January 1, 1999, financial institutions such as the Bank were still chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

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

Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in a lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. However, based on the asset/liability structure of the Bank, at December 31, 1998, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

As shown in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Capital Compliance" on page 51 the Bank's regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 1998.

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

Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital and tangible capital ratios are used to determine an institution's capital classification. At December 31, 1998, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits.
Undercapitalized institutions may not accept, renew, or roll-over brokered deposits.

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

Loans-to-One-Borrower. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1998, the Bank's loans-to-one-borrower limit was $75 million based upon the 15% of unimpaired capital and surplus measurement.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 1998, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in certain circumstances may be required to file an application and await approval from the OTS prior to making a capital distribution, may be required to file a notice 30 days prior to the capital distribution, or may be permitted to make the capital distribution without notice or application to the OTS.

An application is required (1) if the savings association is not eligible for expedited treatment of its other applications under OTS regulations; (2) the total amount of all of capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years; (3) the savings association would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or (4) the savings association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice.

A notice of a capital distribution is required if a savings association is not required to file an application, but: (1) would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;
(2) the proposed capital distribution would reduce the amount of or retire any part of your common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital (other than regular payments required under a debt instrument approved by the OTS); or (3) the savings association is a subsidiary of a savings and loan holding company.

If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, no application or notice is required for the savings association to make the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

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

Year 2000 Compliance. The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. If a federal banking agency determines that the Bank is operating in an unsafe and unsound manner, the Bank may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). At December 31, 1998, the Bank had $49 million of FHLB stock. The Bank's required investment in FHLB stock, based on December 31, 1998 financial data, was $52 million. The Bank received a $1 million stock dividend and will purchase additional stock amounting to $2 million in the first quarter of 1999, thereby increasing the Bank's investment to the required amount. See Note 11 of Notes to the Consolidated Financial Statements on page 77.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Bank was in compliance with these requirements.

Recent  Proposed  Legislation.  Congress  has been  considering  legislation  in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Treasury Department has been studying the development of a common charter for federal savings associations and commercial banks. Pursuant to the Paperwork Reduction Act, if the thrift charter is eliminated after January 1, 1999, the Paperwork Reduction Act would require the merger of the BIF and the SAIF into a single Deposit
Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and Downey because, among other things, the regulatory, capital, and accounting treatment for national and state banks and savings associations differs in certain significant respects. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather provisions for the Bank and Downey.

REGULATION OF DSL SERVICE COMPANY

DSL Service company is licensed as a real estate broker under the California Real Estate Law and as a contractor with the Contractors State License Board. As such, the real estate investment activities of DSL Service Company, including development, construction and property management activities relating to a diverse portfolio of projects are subject to a variety of laws and regulations. Changes in the laws and regulation, or their interpretation by agencies and the courts, occur frequently. DSL Service Company must comply with various federal, state and local laws, ordinances, rules and regulations concerning zoning, building design, construction, hazardous waste, and similar matters. The operations of DSL Service Company are also affected by environmental laws and regulations, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species, population density and preservation of the natural terrain and coastlines. These and other requirements could become more restrictive in the future, resulting in additional time and expense in connection with DSL Service Company's real estate activities.

With regard to environmental matters, the construction products industry is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and several liable are those who generated the waste, those who arranged for disposal, those who owned or operate the disposal site or facility at the time of disposal, and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. None of the DSL Services Company's project sites are listed as a "Superfund site."

In addition, California courts have imposed warranty-like responsibility upon developers of new housing for defects in structure and the housing site, including soil conditions. This responsibility is not necessarily dependent upon a finding that the developer was negligent.

As a licensed entity, DSL Service Company is also subject to examination and supervision by the California Department of Real Estate and the Contractors State License Board.

                                    Taxation

Federal. A savings institution generally is subject to tax in the same manner as other corporations for federal income tax purposes, though savings institutions have historically enjoyed favorable treatment under the Code in determining the deduction allowed for bad debts. During 1996, however, Congress enacted legislation which repealed the reserve method of determining bad debt deductions for "large thrift institutions" (i.e., thrifts with assets greater than $500 million), subjecting savings associations to rules similar to those currently applicable to large commercial banks. The repeal was effective for tax years beginning after 1995. Bad debt reserves accumulated since 1987 were subject to recapture as taxable income over a six-year period beginning in 1996. However, thrifts were allowed to defer recapture for up to two years if the amount of mortgage loans originated in 1996 and 1997 equaled or exceeded the average amount of mortgages originated in the six years prior to 1996. Based upon originations in 1996 and 1997, the Bank qualifies for the two-year deferral under this originations test, and began to recapture its post-1987 bad debt reserve over a six-year period beginning in 1998. The bad debt deductions for 1997 and 1998 were determined under the specific charge-off method, which allows a tax deduction for loans determined to be wholly or partially worthless.

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

State. The California franchise tax applicable to the Bank is computed under a formula which results in a rate higher than the rate applicable to non-financial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). The variable tax rate was 10.84% in 1998 and 1997. Downey and its wholly owned subsidiaries file a California franchise tax return on a combined reporting basis. Additional state income tax returns are filed on a separate-entity basis in Arizona, Colorado, and Oregon. Additional state tax returns will be required in future years as the Bank expands its lending business nationwide.

The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1995. Proposed adjustments for the years examined by the Internal Revenue Service have been protested by Downey, and are currently moving through the appeals process. Downey believes that substantial legal authority exists for the positions taken on the tax returns and intends to vigorously defend those positions, and that adequate provisions have been provided for the potential exposure. Tax years subsequent to 1995 remain open to review by federal and state tax authorities. For further information regarding income taxes, see Note 18 of Notes to the Consolidated Financial Statements on page 81.

                     Factors That May Affect Future Results

The following discusses certain factors which may affect Downey's financial results and operations and should be considered in evaluating Downey.

Economic Conditions and Geographic Concentrations. Downey is headquartered in Southern California, and its operations are concentrated in Southern and Northern California. As a result of this geographic concentration, Downey's results depend largely upon economic conditions in these areas. While the California economy has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have a material adverse impact on the quality of Downey's loan and real estate portfolios and the demand for its products and services.

Interest Rates. Downey anticipates that interest rate levels will remain generally constant in 1999, but if interest rates vary substantially from present levels, Downey's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits. If interest rates were to increase significantly, the economic feasibility of real estate investment activities also could be adversely affected.

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

Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Downey has adopted underwriting and loan monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying Downey's loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect Downey's results.

Year 2000. Downey, like most financial organizations, has many computer systems that identify dates using only the last two digits of the year. These systems must be prepared to distinguish dates such as 1900 from 2000. Computer system failures due to processing errors potentially arising from calculations using Year 2000 dates are a known risk. Downey has established processes to identify, prioritize, renovate or replace systems that may be affected by Year 2000 dates. However, third party vendor dependency, including government entities, may impact Downey's efforts to successfully complete Year 2000 compliance for all systems in a timely fashion. For further information regarding Downey's Year 2000 compliance program and its status, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Year 2000" on page 52.

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

At December 31, 1998, Downey owned the building and land occupied by 54 of its branches and owned one branch building on leased land. Downey operates branches in 36 locations (including 28 in-store locations) with leases or licenses expiring at various dates through November 2009, with options to extend the term. In 1998, Downey purchased land and buildings for two new branch locations opening in 1999.

The net book value of the owned branches, including the one on leased land, totaled $84 million at December 31, 1998, and the net book value of the leased branch offices totaled $1 million at December 31, 1998. The net book value of Downey's furniture and fixtures, including electronic data processing equipment, was $18 million at December 31, 1998.

For additional information regarding Downey's offices and equipment, see Notes 1 and 10 of Notes to the Consolidated Financial Statements on page 61 and page 77, respectively.

                           Electronic Data Processing

Downey utilizes a mainframe computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of Downey's electronic data processing equipment, including personal computers and software, was $11 million at December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Downey's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") with the trading symbol "DSL." At February 26 1999, Downey had approximately 1,102 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 28,131,776 outstanding shares of common stock. The following table sets forth for the quarters indicated the range of high and low sale prices per share of the common stock of Downey as reported on the NYSE Composite Tape.

                                1998                                    1997
               -----------------------------------------------------------------------------
                 4th       3rd       2nd       1st       4th       3rd       2nd       1st
               Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
--------------------------------------------------------------------------------------------
High ........  $26.38    $35.00    $34.50    $30.95    $27.63    $23.33    $22.50    $21.42
Low .........   17.75     23.06     30.83     23.58     23.03     20.47     17.23     17.23
End of period   25.44     23.81     32.69     30.83     27.08     23.22     22.50     18.38
============================================================================================

During 1998 and 1997, Downey paid quarterly cash dividends totaling $0.316 and $0.301 per share, aggregating $8.9 million and $8.5 million, respectively. On February 26, 1999, Downey paid a $0.08 per share quarterly cash dividend, aggregating $2.3 million.

Downey may pay additional dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors' policy is to consider the declaration of dividends on a quarterly basis.

The payment of dividends by the Bank to Downey is subject to OTS regulations. For further information regarding these regulations see "Business - Regulation - Regulation of the Bank - Capital Distribution Limitations" on page 13.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)                     1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
Total interest income ......................................   $  440,404    $  420,418    $  346,360    $  318,828    $  228,970
Total interest expense .....................................      266,057       266,260       211,765       214,238       122,601
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income ....................................      174,347       154,158       134,595       104,590       106,369
    Provision for loan losses ..............................        3,899         8,640         9,137         9,293         4,211
---------------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses ..      170,448       145,518       125,458        95,297       102,158
---------------------------------------------------------------------------------------------------------------------------------
Other income, net:
    Loan and deposit related fees ..........................       15,645        10,921         7,435         5,546         5,310
    Real estate and joint ventures held for investment, net        22,363        14,222         8,241        11,192         9,530
    Net gains (losses) on sales of:
      Loans and mortgage-backed securities .................        6,462         2,675         1,543           266           114
      Investment securities ................................           68          --           4,473           (15)         --
    (Provision for) reduction of loss on investment in lease
      residual .............................................         --            --            --             207          (920)
    Other ..................................................        2,815         7,370         3,507         3,403         3,703
---------------------------------------------------------------------------------------------------------------------------------
      Total other income, net ..............................       47,353        35,188        25,199        20,599        17,737
---------------------------------------------------------------------------------------------------------------------------------
Operating expense:
    General and administrative expense .....................      115,890        99,556        86,460        74,470        75,566
    SAIF special assessment ................................         --            --          24,644          --            --
    Net operation of real estate acquired in settlement of
      loans ................................................          260         1,184         2,567         4,206         3,595
    Amortization of excess of cost over fair value of net
      assets acquired ......................................          510           532           532           530           532
---------------------------------------------------------------------------------------------------------------------------------
      Total operating expense ..............................      116,660       101,272       114,203        79,206        79,693
---------------------------------------------------------------------------------------------------------------------------------
Net income (1) .............................................       57,973        45,234        20,704        21,093        23,532

Loans originated ...........................................    4,071,262     2,329,266     1,583,784       637,490     1,810,096
Loans and mortgage-backed securities purchased .............        7,463        35,828        30,296        44,194       196,255
Loans and mortgage-backed securities sold ..................    1,740,416       557,511       166,503       102,097        45,770

Effective interest rate spread .............................         3.08%         2.83%         2.96%         2.35%         3.02%

AT DECEMBER 31:
Total assets ...............................................   $6,270,419    $5,835,825    $5,198,157    $4,656,267    $4,650,651
Total loans and mortgage-backed securities .................    5,788,365     5,366,396     4,729,846     4,169,474     4,188,539
Investments and cash equivalents ...........................      215,086       221,201       222,255       237,904       215,960
Deposits ...................................................    5,039,733     4,869,978     4,173,102     3,790,221     3,557,398
Borrowings .................................................      703,720       483,735       595,345       436,218       674,776
Stockholders' equity .......................................      480,566       430,346       391,571       384,072       366,187
Loans serviced for others ..................................    1,040,264       612,529       576,044       527,234       468,123
Allowance for loan losses as a percentage of non-performing
  loans ....................................................       140.86%        76.96%        66.84%        35.67%        49.29%
Non-performing assets as a percentage of total assets ......         0.44          0.89          1.19          2.09          1.41

SELECTED RATIOS:
Return on average assets (1) ...............................         0.98%         0.79%         0.43%         0.45%         0.62%
Return on average equity (1) ...............................        12.71         11.07          5.33          5.69          6.56
Dividend payout ratio ......................................        15.33         18.69         39.35         36.78         33.97
Capital ratios:
    Average stockholders' equity to average assets .........         7.71          7.17          8.10          7.86          9.47
    Core and tangible capital (Bank only) ..................         6.83          6.61          6.56          7.28          7.22
    Risk-based capital (Bank only) .........................        12.88         12.64         12.66         14.25         14.21

PER SHARE DATA: (2)
Earnings per share - Basic (1) .............................       $ 2.06        $ 1.61        $ 0.74        $ 0.75        $ 0.84
Earnings per share - Diluted (1) ...........................         2.05          1.61          0.74          0.75          0.84
Book value per share at end of period ......................        17.08         15.32         13.95         13.68         13.05
Stock price at end of period ...............................        25.44         27.08         17.80         13.16          8.70
Cash dividends paid ........................................        0.316         0.301         0.290         0.276         0.276
=================================================================================================================================

(1) Excluding the SAIF special assessment in 1996, net income would have been $34.7 million or $1.23 per share on both a basic and diluted basis and the returns on average assets and average equity would have been 0.73% and 8.95%, respectively.
(2)  Adjusted for a 5% stock dividend paid in May 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Downey's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which Downey conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business - Factors that May Affect Future Results" on page 16.

                                    Overview

Net income for 1998 totaled a record $58.0 million or $2.05 per share on a diluted basis, up 28.2% from last year's $45.2 million or $1.61 per share.

Net income in 1998 benefited by $4.8 million from the settlement of litigation regarding obligations of a prior joint venture partner ("settlement"). The pre-tax amount totaled $8.4 million of which $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses; $4.4 million was recorded in income from real estate and joint venture operations of which $4.3 million was a reduction of loss; $1.0 million was recorded in miscellaneous other income; and $1.6 million was recorded as a reduction to professional fees within general and administrative expense. Excluding that amount, 1998 net income would have been $53.2 million or $1.89 per share on a diluted basis, up 17.7% from a year ago.

Excluding the settlement, the increase in 1998 net income primarily reflected higher net interest income. Net interest income increased $20.2 million or 13.1% due to increases in both average earning assets and the effective interest spread. Also contributing to the increase in net income between years was an adjusted $6.8 million increase in other income and declines of $3.3 million and $1.0 million in adjusted provision for loan losses and net operation of real estate acquired in satisfaction of loans, respectively. The increase in other income reflected several factors. Favorably impacting other income were increases of $4.7 million in loan and deposit related fees, $3.8 million in net gains on sales of loans, and $3.7 million in adjusted income from real estate held for investment. These favorable other income items were partially offset by declines of $3.8 million in the all other category, as 1997 included a gain from the sale of an asset obtained as part of the 1988 acquisition of Butterfield Savings, and a $1.0 million decline in loan servicing fees primarily due to additions made to the valuation allowance for mortgage servicing rights. The favorable impact of higher net interest and other income, and lower provision for loan losses and cost of net operation of real estate acquired in settlement of loans was partially offset by higher general and administrative expense. The $17.9 million adjusted increase in general and administrative expense reflected significantly higher lending volumes, branch expansion and expense related to resolving Year 2000 compliance issues.

Assets increased $435 million or 7.4% during 1998 to $6.3 billion at year end, following a 12.3% increase during 1997. Asset growth slowed in 1998 even though loan originations reached a record level, as the low interest rate environment prevalent during the year resulted in a high level of loan prepayments as borrowers refinanced into low, fixed rate loans. Single family loan originations increased from $2.0 billion in 1997 to $3.7 billion in 1998, of which $2.2 billion were originated for sale in the secondary market. In addition to single family loans, $396 million of other loans were originated, including $175 million of auto loans and $160 million of construction and land loans.

An increase of $220 million in borrowings, primarily long-term FHLB advances, and an increase of $170 million in deposits funded asset growth. Deposits totaled $5.0 billion at December 31, 1998, up 3.5% from year-end 1997.

Non-performing assets totaled $27 million or 0.44% of assets at December 31, 1998, down from $52 million or 0.89% of assets at December 31, 1997. The decline in non-performing assets was primarily in the commercial real estate loan category, as several loans were returned to accrual status following an extended period of satisfactory payment performance. A detailed review of all criticized, classified, watch and non-performing assets is performed at least semi-annually. All assets greater than $1 million are reviewed annually. The combined provisions for loan and real estate losses, including real estate held for investment and acquired in settlement of loans, resulted in a $0.9 million reduction of expense for 1998, primarily due to the aforementioned settlement, which included $4.3 million of settlement proceeds as a reduction to the provision for losses. Excluding this item, the combined provisions would have been $3.4 million in 1998, $6.6 million in 1997 and $7.5 million in 1996.

At December 31, 1998, the Bank met and exceeded all three regulatory capital tests, with capital-to-asset ratios of 6.83% in tangible and core capital and 12.88% in risk-based capital. These capital levels are well above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see "Business - Regulation - Regulation of the Bank - Insurance of Deposit Accounts" on page 10, "Financial Condition - Investments in Real Estate and Joint Ventures" on page 33 and "Regulatory Capital Compliance" on page 51.

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

Net interest income was $174.3 million in 1998, up $20.2 million or 13.1% from 1997 and $39.8 million or 29.5% greater than 1996. The 1998 improvement over 1997 primarily reflected increases in both average earning assets and the effective interest rate spread. Average earning assets increased by $217 million or 4.0% to $5.7 billion. The effective interest rate spread averaged 3.08% in 1998, up from 2.83% in 1997 and 2.96% in 1996. The 1998 effective interest rate spread improved over 1997 as the yield on earning assets increased 6 basis points, while the cost of funding those earnings assets declined by 16 basis points.

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

                                                    1998                            1997                            1996
                                       ---------------------------------------------------------------------------------------------
                                                             Average                         Average                         Average
                                         Average              Yield/     Average              Yield/     Average              Yield/
(Dollars in Thousands)                   Balance    Interest   Rate      Balance    Interest   Rate      Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ............................. $5,345,380   $421,942   7.89%   $5,174,767   $404,081   7.81%   $4,269,136   $329,746   7.72%
   Mortgage-backed securities ........     42,075      2,780   6.61        55,045      3,633   6.60        64,957      4,317   6.65
   Investment securities .............    276,139     15,682   5.68       217,272     12,704   5.85       215,364     12,297   5.71
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...  5,663,594    440,404   7.78     5,447,084    420,418   7.72     4,549,457    346,360   7.61
Non-interest-earning assets ..........    254,913                         246,785                         240,191
------------------------------------------------------------------------------------------------------------------------------------
     Total assets .................... $5,918,507                      $5,693,869                      $4,789,648
====================================================================================================================================
Interest-bearing liabilities:
   Deposits .......................... $5,102,045   $248,337   4.87%   $4,588,320   $227,521   4.96%   $3,892,981   $184,402   4.74%
   Borrowings ........................    292,044     17,720   6.07       638,661     38,739   6.07       457,890     27,363   5.98
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
        liabilities ..................  5,394,089    266,057   4.93     5,226,981    266,260   5.09     4,350,871    211,765   4.87
Non-interest-bearing liabilities .....     68,181                          58,415                          50,590
Stockholders' equity .................    456,237                         408,473                         388,187
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
        stockholders' equity ......... $5,918,507                      $5,693,869                      $4,789,648
====================================================================================================================================
Net interest income/interest rate
   spread ............................              $174,347   2.85%                $154,158   2.63%                $134,595   2.74%
Excess of interest-earning assets over
   interest-bearing liabilities ...... $  269,505                      $  220,103                      $  198,586
Effective interest rate spread .......                         3.08                            2.83                            2.96
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

                                              1998 versus 1997                         1997 versus 1996
                                               Changes Due To                           Changes Due To
                                   -----------------------------------------------------------------------------
                                                       Rate/                                    Rate/
(In Thousands)                    Volume      Rate    Volume     Net      Volume       Rate    Volume     Net
----------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans ......................  $ 13,322   $ 4,394   $ 145   $ 17,861    $69,951    $ 3,617   $  767   $74,335
   Mortgage-backed securities .      (856)        4      (1)      (853)      (659)       (30)       5      (684)
   Investment securities ......     3,442      (365)    (99)     2,978        109        295        3       407
----------------------------------------------------------------------------------------------------------------
     Change in interest income     15,908     4,033      45     19,986     69,401      3,882      775    74,058
----------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits ...................    25,474    (4,189)   (469)    20,816     32,937      8,639    1,543    43,119
   Borrowings .................   (21,019)     --      --      (21,019)    10,801        412      163    11,376
----------------------------------------------------------------------------------------------------------------
     Change in interest expense     4,455    (4,189)   (469)      (203)    43,738      9,051    1,706    54,495
----------------------------------------------------------------------------------------------------------------
Change in net interest income .  $ 11,453   $ 8,222   $ 514   $ 20,189    $25,663    $(5,169)  $ (931)  $19,563
================================================================================================================

PROVISION FOR LOAN LOSSES

Provision for loan losses was $3.9 million in 1998, down from $8.6 million in 1997 and $9.1 million in 1996. The decline in provision for loan losses in 1998 reflects a $1.4 million recovery of a prior loan charge-off as a result of the previously mentioned settlement, as well as less growth in the loan portfolio than in 1997.

For further information, see "Financial Condition - Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 46.

OTHER INCOME

Other income totaled $47.4 million in 1998, up from $35.2 million in 1997 and $25.2 million in 1996. The increase in 1998 reflected several factors. Favorably impacting other income were increases of $8.1 million in income from real estate held for investment, $4.7 in loan and deposit related fees, and $3.8 million in net gains from the sale of loans and MBSs. These favorable items were partially offset by declines of $3.5 million in the other category and $1.0 million in loan servicing fees. Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

Loan and deposit related fees totaled $15.6 million in 1998, up from $10.9 million in 1997 and $7.4 million in 1996. As depicted in the following table, loan related fees increased by $3.4 million in 1998 due primarily to higher prepayment and wire transfer fees from funding a higher volume of loans, while deposit related fees increased by $1.3 million.

 (In Thousands)                            1998     1997    1996
-----------------------------------------------------------------
Loan related fees .....................  $ 7,225  $ 3,837  $2,496
Deposit related fees ..................    8,420    7,084   4,939
-----------------------------------------------------------------
    Total loan and deposit related fees  $15,645  $10,921  $7,435
=================================================================

Real Estate and Joint Venture Operations Held for Investment

Income from real estate and joint venture operations totaled $22.4 million in 1998, up from $14.2 million in 1997 and $8.2 million in 1996. The table below sets forth the key components comprising income from real estate and joint venture operations.

(In Thousands)                                                1998     1997    1996
------------------------------------------------------------------------------------
Operations, net:
    Rental operations, net of expenses ...................  $ 3,723  $ 2,317  $2,417
    Equity in net income from joint ventures .............    9,203    3,931      55
    Interest from joint venture advances .................    1,584    1,880   2,071
------------------------------------------------------------------------------------
      Total operations, net ..............................   14,510    8,128   4,543
Net gains on sales of wholly owned real estate ...........    2,557    2,904     392
Reduction of losses on real estate and joint ventures ....    5,296    3,190   3,306
------------------------------------------------------------------------------------
      Income from real estate and joint venture operations  $22,363  $14,222  $8,241
====================================================================================

Favorably impacting 1998 was $4.4 million of proceeds from the previously mentioned settlement, of which $4.3 million was recorded as a recovery of losses on real estate and joint ventures. The balance of the 1998 increase primarily reflected higher gains on sale associated with residential and shopping center joint venture projects, which appears within the category of equity in net income from joint ventures.

For additional information, see "Financial Condition - Investments in Real Estate and Joint Ventures" on page 33, "Financial Condition - Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 46 and Note 8 of Notes to the Consolidated Financial Statements on page 73.

Secondary Marketing Activities

Sales of loans and MBSs originated by Downey increased in 1998 to $1.7 billion from $558 million in 1997 and $167 million in 1996. Net gains associated with loan and MBS sales totaled $6.5 million in 1998, up from $2.7 million in 1997 and $1.5 million in 1996. The net gains include $7.3 million in 1998, $1.2 million in 1997 and $1.0 million in 1996 related to the capitalization of mortgage servicing rights.

Loan servicing fees from Downey's portfolio of loans serviced for others totaled $0.3 million for 1998, down from $1.3 million in 1997 and $1.4 million in 1996. The decline in 1998 reflects an addition to the valuation allowance for mortgage servicing rights due to higher than expected prepayments from the low interest rate environment that existed during the year. At December 31, 1998, Downey serviced $1.0 billion of loans for others, compared to $613 million at December 31, 1997, and $576 million at December 31, 1996.

Other Category

The all other category of other income totaled $2.6 million in 1998, down from $6.1 million in 1997 but up from $2.1 million in 1996. Included in the 1998 total were $1.0 million of proceeds from the previously mentioned settlement. Excluding that amount, the adjusted decline from 1997 would have been $4.5 million. That decrease primarily reflects that 1997 included a gain from the sale of an asset obtained as part of the 1988 acquisition of Butterfield Savings.

OPERATING EXPENSES

Operating expenses totaled $116.7 million in 1998, up from $101.3 million in 1997 and $114.2 million in 1996 which included a one-time SAIF assessment of $24.6 million. The current year increase was due to higher general and administrative expense, as the net operation of real estate acquired in settlement of loans declined by $0.9 million to $0.3 million. General and administrative expense increased $16.3 million or 16.4% in 1998 due to significantly higher lending volumes, branch expansion and expense related to Year 2000 costs. Year 2000 related costs totaled $1.8 million for the current year, up from $0.1 million in 1997. Included within general and administrative expense in the current year was a $1.6 million reduction to professional fees due to proceeds from the previously mentioned settlement, while the prior year included $1.4 million of expense associated with the departure of a former chief executive.

(In Thousands)                                                           1998      1997      1996
---------------------------------------------------------------------------------------------------
Salaries and related costs ..........................................  $ 66,152  $ 54,366  $ 45,811
Premises and equipment costs ........................................    16,834    15,272    12,640
Advertising expense .................................................     5,954     6,847     4,071
Professional fees ...................................................     2,867     5,113     2,985
SAIF insurance premiums and regulatory assessments ..................     3,832     3,439     8,949
Other general and administrative expense ............................    20,251    14,519    12,004
---------------------------------------------------------------------------------------------------
    Total general and administrative expense ........................   115,890    99,556    86,460
SAIF special assessment .............................................      --        --      24,644
Net operation of real estate acquired in settlement of loans ........       260     1,184     2,567
Amortization of excess of cost over fair value of net assets acquired       510       532       532
---------------------------------------------------------------------------------------------------
    Total operating expense .........................................  $116,660  $101,272  $114,203
===================================================================================================

For further information regarding the potential expense impact of the Year 2000 compliance issue, see "Financial Condition - Year 2000" on page 52.

PROVISION FOR INCOME TAXES

Downey's effective tax rate for 1998 was 42.7%, similar to 43.1% in 1997 and 43.2% in 1996. See Notes 1 and 18 of Notes to the Consolidated Financial Statements on pages 61 and 81, respectively, for a further discussion of income taxes and an explanation of the factors which impact Downey's effective tax rate.

BUSINESS SEGMENT REPORTING

The previous sections of the Results of Operations discussed the consolidated results of Downey. The purpose of this section is to present data on the results of operations of Downey's two business segments - banking and real estate investment. For a description of these business segments and the accounting policies used, see "Business" on page 1, and Notes 1 and 25 of Notes to the Consolidated Financial Statements on pages 61 and 91, respectively.

The following table presents by business segment net income for 1998, 1997 and 1996, followed by a discussion of the results of operations of each segment.

(In Thousands)            1998     1997     1996
-----------------------------------------------------
Banking ..............  $46,736  $38,662  $17,191 (1)
Real estate investment   11,237    6,572    3,513
-----------------------------------------------------
   Total net income ..  $57,973  $45,234  $20,704 (1)
=====================================================

(1) Excluding the SAIF special assessment, net income for Banking and the total would have been $31.2 million and $34.7 million, respectively.

Banking

Net income from banking operations totaled $46.7 million in 1998, up from $38.7 million in 1997 and $17.2 million in 1996. Net income in 1998 benefited by $1.9 million from the previously mentioned settlement. Excluding that amount, 1998 net income would have been $44.8 million, up $6.1 million or 15.8% from a year ago. Adjusting for the settlement, the increase in 1998 net income primarily reflected higher net interest income. Net interest income increased $20.2 million or 13.0% due to increases in both average earning assets and the effective interest rate spread. Also contributing to the increase in net income between years was an adjusted $3.2 million decline in provision for loan losses and an adjusted $3.0 million increase in other income. The increase in adjusted other income reflected increases in loan and deposit related fees and net gains on sales of loans, partially offset by a decline in loan servicing fees and that 1997 results included a gain from the sale of an asset obtained as part of the 1988 acquisition of Butterfield Savings. The favorable impact of these items were partially offset by higher operating expense. The $16.0 million adjusted operating expense increase reflected significantly higher lending volumes, branch expansion and expense related towards resolving Year 2000 compliance issues. The table below sets forth banking operational results for the periods indicated.

(In Thousands)                        1998         1997         1996
--------------------------------------------------------------------------
Net interest income ............  $  174,967   $  154,799   $  134,808
Provision for loan losses ......       3,918        8,522        9,026
Other income ...................      24,617       20,783       16,956
Operating expense ..............     113,954       98,803       87,275
SAIF special assessment ........        --           --         24,644
Net intercompany expense .......        (107)        (357)        (574)
--------------------------------------------------------------------------
Income before income tax expense      81,605       67,900       30,245
Income tax expense .............      34,869       29,238       13,054
--------------------------------------------------------------------------
   Net income ..................  $   46,736   $   38,662   $   17,191 (1)
==========================================================================
AT DECEMBER 31:
Assets:
   Loans .......................  $5,788,365   $5,366,396   $4,729,846
   Other .......................     463,960      449,174      446,975
--------------------------------------------------------------------------
     Total assets ..............   6,252,325    5,815,570    5,176,821
--------------------------------------------------------------------------
Equity .........................     480,566      430,346      391,571
==========================================================================

(1) Excluding the SAIF special assessment, net income would have been $31.2 million.

Real Estate Investment

Net income from real estate investment operations totaled $11.2 million in 1998, up from $6.6 million in 1997 and $3.5 million in 1996. Net income in 1998 benefited by $2.9 million from the previously mentioned settlement. Adjusting for the settlement, adjusted 1998 net income would have been $8.3 million, up $1.7 million or 25.8% from a year ago. The adjusted increase primarily reflected higher gains on sale associated with residential and shopping center joint venture projects which appears in the other income category. The table below sets forth real estate investment operational results for the periods indicated.

(In Thousands)                            1998      1997      1996
-------------------------------------------------------------------
Net interest expense ................  $  (620)  $  (641)  $  (213)
Provision (reduction) for loan losses      (19)      118       111
Other income ........................   22,736    14,405     8,243
Operating expense ...................    2,706     2,469     2,284
Net intercompany income .............      107       357       574
-------------------------------------------------------------------
Income before income tax expense ....   19,536    11,534     6,209
Income tax expense ..................    8,299     4,962     2,696
-------------------------------------------------------------------
   Net income .......................  $11,237   $ 6,572   $ 3,513
===================================================================
AT DECEMBER 31:
Assets:
   Real estate held for investment ..  $49,447   $41,356   $46,498
   Other ............................   11,224    14,455    14,514
-------------------------------------------------------------------
     Total assets ...................   60,671    55,811    61,012
-------------------------------------------------------------------
Equity ..............................   42,577    35,556    39,676
===================================================================


For a further discussion regarding income from real estate investment, see "Results of Operations - Other Income - Real Estate and Joint Venture Operations Held For Investment" on page 24, and for information regarding related assets see "Financial Condition - Investments in Real Estate and Joint Ventures" on page 33.

                              Financial Condition

LOANS AND MORTGAGE-BACKED SECURITIES

Loans and mortgage-backed securities, including those held for sale, totaled $5.8 billion, or 92.3% of assets at December 31, 1998. This represents an increase of $422 million or 7.9% from the $5.4 billion at December 31, 1997. The increase primarily represents a higher level of loans held for sale.

Loan originations (including loans purchased) totaled a record $4.1 billion in 1998, up from $2.4 billion in 1997 and $1.6 billion in 1996. This increase primarily reflected an increase in originations of one-to-four unit residential loans. Due to the low interest rate environment prevalent during 1998, borrower preference for such loans was primarily fixed rate. Therefore, of the $3.7 billion of one-to-four unit residential loans originated, approximately two-thirds or $2.3 billion were fixed rate, all but $198 million of which were originated for sale in the secondary market. In addition, $380 million of subprime loans were originated in 1998, up from $221 million in 1997.

The table below presents information regarding interest rates and fees collected on loans originated during the periods indicated.

(Dollars in Thousands)                                    1998        1997        1996        1995        1994
----------------------------------------------------------------------------------------------------------------
Average interest rate on new loans .................       6.45%       6.04%       6.06%       6.99%       4.94%
Average total loan origination fees on new loans ...       0.75        0.80        0.79        1.08        0.85
Total loan fees (net of costs) and discounts (net of
    premiums) deferred during the year .............   $(30,621)   $(11,505)    $(4,525)      $ 880     $(7,861)
================================================================================================================

Downey originates one-to-four unit residential adjustable rate mortgages ("ARMs") both with and without loan origination fees. In ARM transactions for which no origination fees are charged, Downey receives a larger margin over the index to which the loan pricing is tied than in those in which fees are charged. In addition, such loans are generally subject to a prepayment fee if prepaid within the first three years. This trend towards loans with no origination fees has generally resulted in deferrable loan origination costs exceeding loan origination fees except in 1995, which included increases in interest buydowns, or discounts, on new real estate loans.

Residential one-to-four unit ARM originations (including loans purchased through correspondent lending relationships) were $1.4 billion during 1998, compared to $1.7 billion and $1.1 billion in 1997 and 1996, respectively. Refinancing activities related to residential one-to-four unit loans (including new loans to refinance loans originated by Downey and other lenders) increased during 1998, constituting 71% of originations during the year compared to 45% and 43% during 1997 and 1996, respectively. As market interest rates began to rise in 1994 and 1995, one-to-four unit residential borrower preference changed from being predominantly interested in ARMs tied to the one-year constant maturity Treasury ("CMT") index, a market rate index, to ARMs tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. For the year, 74% of one-to-four unit originations for investment represented monthly adjusting COFI ARMs which provide for negative amortization, 11% represented COFI ARMs which reprice every six months but do not provide for negative amortization, with the balance represented by a variety of other pricing terms. At December 31, 1998, $3.0 billion of one-to-four unit ARMs were subject to negative amortization of which $47 million represented the amount of negative amortization added to the unpaid loan balance. For further information, see "Business - Banking Activities - Lending Activities - Residential Real Estate Lending" on page 3.

Originations of commercial real estate loans (including loans purchased) totaled $11 million in 1998, compared to $8 million in 1997 and $2 million in 1996. Most of the commercial real estate lending in these years was to facilitate the sale of real estate investments by the Bank and DSL Service Company. Originations of loans secured by multi-family properties (including loans purchased) totaled $15 million in 1998, compared to $6 million in 1997 and $20 million in 1996.

During 1998, Downey originated $112 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $80 million in 1997 and $72 million in 1996. Originations of land development loans totaled $48 million in 1998, compared to $20 million in 1997 and $10 million in 1996.

Originations of non-mortgage commercial loans decreased to $6 million in 1998 from $14 million in 1997. Virtually all of such originations represented secured loans.

In 1995, Downey augmented its direct automobile lending program with the commencement of an indirect lending program through preapproved automobile dealers to finance consumer purchases of new and used automobiles. These loans are fixed rate with maturities generally up to five years. Originations of automobile loans totaled $175 million in 1998, compared to $259 million in 1997 and $201 million in 1996.

The following table sets forth the origination, purchase and sale activity relating to loans and MBSs during the periods indicated.

(In Thousands)                                                        1998          1997          1996        1995          1994
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential:
      One-to-four units:
        Adjustable ............................................   $   943,736   $ 1,384,442   $ 1,026,812   $ 396,111   $ 1,673,822
        Adjustable - subprime .................................       372,286       218,399        33,030        --            --
------------------------------------------------------------------------------------------------------------------------------------
          Total adjustable ....................................     1,316,022     1,602,841     1,059,842     396,111     1,673,822
        Fixed .................................................       192,436        22,265        33,073      13,888         7,411
        Fixed - subprime ......................................         6,020         2,786           545        --            --
      Five or more units:
        Adjustable ............................................           875         4,600        17,409         128        18,385
        Fixed .................................................        13,229          --           2,253         419           953
------------------------------------------------------------------------------------------------------------------------------------
          Total residential ...................................     1,528,582     1,632,492     1,113,122     410,546     1,700,571
     Commercial real estate ...................................        10,363         7,830         1,548      10,629        18,900
     Construction .............................................       111,534        80,014        71,678      28,931        14,785
     Land .....................................................        48,357        20,295        10,468      12,906          --
   Non-mortgage:
     Commercial ...............................................         6,376        14,336        11,835       1,115         1,605
     Automobile ...............................................       175,193       259,040       200,966      62,234         1,869
     Other consumer ...........................................        28,274        25,988        14,226      17,633        39,945
------------------------------------------------------------------------------------------------------------------------------------
        Total loans originated ................................     1,908,679     2,039,995     1,423,843     543,994     1,777,675
Real estate loans purchased (1) ...............................         7,463        35,828           223      44,194       145,117
------------------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .......................     1,916,142     2,075,823     1,424,066     588,188     1,922,792
Loan repayments ...............................................    (1,855,157)   (1,130,357)     (832,713)   (538,217)     (631,836)
Other net changes (2), (3) ....................................       (34,145)     (319,183)      (39,978)    (50,544)      (38,330)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .......        26,840       626,283       551,375        (573)    1,252,626
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities held to maturity, net:
   Repayments .................................................          --            --            --        (5,588)      (11,917)
   Transferred to mortgage-backed securities available for sale          --            --            --       (33,555)         --
------------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities, net ..........          --            --            --       (39,143)      (11,917)
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
         securities held for investment .......................        26,840       626,283       551,375     (39,716)    1,240,709
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans .....................................     2,162,583       289,271       159,941      93,496        32,421
   Loans transferred from (to) the investment portfolio (3) ...        (3,056)      290,558         1,791        (100)         --
   Originated whole loans sold (3) ............................    (1,130,303)     (467,989)     (135,426)    (80,725)      (45,770)
   Loans exchanged for mortgage-backed securities .............      (608,831)      (89,522)      (26,452)       --            --
   Other net changes ..........................................        (8,111)          (83)          (48)        (10)          (16)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...........       412,282        22,235          (194)     12,661       (13,365)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .............................       608,831        89,522        26,452        --            --
   Purchased ..................................................          --            --          30,073        --          51,138
   Transferred from mortgage-backed securities held to maturity          --            --            --        33,555          --
   Sold .......................................................      (610,113)      (89,522)      (31,077)    (21,372)         --
   Repayments .................................................       (15,129)      (12,560)      (15,661)     (6,862)       (5,263)
   Other net changes ..........................................          (742)          592          (596)      2,669        (1,789)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
        available for sale ....................................       (17,153)      (11,968)        9,191       7,990        44,086
------------------------------------------------------------------------------------------------------------------------------------
     Net increase in loans and mortgage-backed securities held
        for sale and available for sale .......................       395,129        10,267         8,997      20,651        30,721
------------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and mortgage-backed
        securities ............................................   $   421,969   $   636,550   $   560,372   $ (19,065)  $ 1,271,430
====================================================================================================================================

(1) Primarily one-to-four unit residential loans. Included in 1998 were $0.7 million of five or more unit residential loans and $0.6 million of commercial loans. Included in 1997 were $1.3 million of five or more unit residential loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).
(3) Includes $290.5 million of one-to-four unit residential ARMs transferred from the held for investment portfolio during 1997 and sold servicing released.

The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolio at the dates indicated. At December 31, 1998, approximately 99% of Downey's real estate loans were secured by real estate located in California (principally in Los Angeles, Orange, Santa Clara, San Diego and San Mateo counties).

                                                                                    December 31,
                                                        -------------------------------------------------------------------
(In Thousands)                                             1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
       Residential:
         One-to-four units:
            Adjustable ..............................   $3,721,728    $4,190,160    $3,840,862    $3,486,774    $3,493,435
            Adjustable - subprime ...................      580,232       245,749        32,715          --            --
            Fixed ...................................      325,454       168,315       172,328       169,738       194,845
            Fixed - subprime ........................        8,719         3,321           543          --            --
---------------------------------------------------------------------------------------------------------------------------
              Total one-to-four units ...............    4,636,133     4,607,545     4,046,448     3,656,512     3,688,280
         Five or more units:
            Adjustable ..............................       18,617        29,246        43,050        44,438        48,782
            Fixed ...................................       21,412         9,032        13,857        12,883        15,000
       Commercial real estate:
         Adjustable .................................       39,360        87,604       158,656       170,498       178,377
         Fixed ......................................      101,430       114,821       101,953       100,085       116,041
       Construction .................................      127,761        70,865        66,651        28,593        11,367
       Land .........................................       44,859        25,687        21,177        21,867         9,822
    Non-mortgage:
       Commercial ...................................       28,293        26,024        22,136        12,864        12,975
       Automobile ...................................      357,988       342,326       202,186        56,127         3,028
       Other consumer ...............................       41,894        47,735        47,281        50,945        53,241
---------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment .........    5,417,747     5,360,885     4,723,395     4,154,812     4,136,913
    Increase (decrease) for:
       Undisbursed loan funds .......................     (108,414)      (64,884)      (49,250)      (29,942)      (13,872)
       Net deferred costs and premiums ..............       31,021        18,088        11,663         7,412         7,468
       Allowance for estimated loss .................      (31,517)      (32,092)      (30,094)      (27,943)      (25,597)
---------------------------------------------------------------------------------------------------------------------------
            Total loans held for investment, net ....    5,308,837     5,281,997     4,655,714     4,104,339     4,104,912
---------------------------------------------------------------------------------------------------------------------------
    Mortgage-backed securities held to maturity, net:
       Adjustable ...................................         --            --            --            --          19,897
       Fixed ........................................         --            --            --            --          19,246
---------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities held to
            maturity, net ...........................         --            --            --            --          39,143
---------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
            held for investment .....................    5,308,837     5,281,997     4,655,714     4,104,339     4,144,055
---------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale (all one-to-four units):
       Adjustable ...................................        7,975         1,617         1,145           238          --
       Fixed ........................................      439,407        33,483        11,720        12,821           398
---------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ..................      447,382        35,100        12,865        13,059           398
    Mortgage-backed securities available for sale:
       Adjustable ...................................       10,996        17,751        23,620        34,355        44,086
       Fixed ........................................       21,150        31,548        37,647        17,721          --
---------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
            for sale ................................       32,146        49,299        61,267        52,076        44,086
---------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
            held for sale and available for sale ....      479,528        84,399        74,132        65,135        44,484
---------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities .   $5,788,365    $5,366,396    $4,729,846    $4,169,474    $4,188,539
===========================================================================================================================

The table below sets forth the scheduled contractual maturities of Downey's total loan and mortgage-backed securities portfolio as of December 31, 1998.

                                   Within       1-2        2-3        3-5        5-10      10-15       Beyond
(In Thousands)                     1 year      years      years      years      years      years      15 years      Total
---------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable (1) ........   $ 37,087   $ 39,965   $ 43,067   $ 96,418   $314,646   $457,205   $3,321,547   $4,309,935
        Fixed (1) .............      9,520     10,251     11,039     24,687     80,353    116,342      521,388      773,580
      Five or more units:
        Adjustable ............        310        335        361        809      2,645      3,855       10,302       18,617
        Fixed .................      2,908      3,165      3,446      7,834      4,059       --           --         21,412
      Commercial real estate:
        Adjustable ............      1,294      1,395      1,505      3,371     11,025     16,067        4,703       39,360
        Fixed .................      6,051      6,596      7,191     16,386     55,780      9,426         --        101,430
      Construction - adjustable    127,761       --         --         --         --         --           --        127,761
      Land:
        Adjustable ............     32,213     11,399       --         --         --         --           --         43,612
        Fixed .................         60         66         73        170        602        276         --          1,247
Non-mortgage:
    Commercial ................     23,272      1,573      1,727      1,721       --         --           --         28,293
    Automobile ................     85,246     94,025    103,709     75,008       --         --           --        357,988
    Other consumer (2) ........      1,904      2,032      2,168        755     35,035       --           --         41,894
---------------------------------------------------------------------------------------------------------------------------
        Total loans ...........    327,626    170,802    174,286    227,159    504,145    603,171    3,857,940    5,865,129
Mortgage-backed securities, net        693     14,237        594      1,333      4,382      4,553        6,354       32,146
---------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-
        backed securities .....   $328,319   $185,039   $174,880   $228,492   $508,527   $607,724   $3,864,294   $5,897,275
===========================================================================================================================

(1)  Includes loans held for sale.
(2) Includes home equity line of credit loans which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

At December 31, 1998, the maximum amount the Bank could have loaned to any one borrower (and related entities) under regulatory limits was $75 million, or $124 million for loans secured by readily marketable collateral, compared to $67 million and $112 million, respectively, at December 31, 1997. The Bank does not expect that these regulatory limitations will adversely impact its proposed lending activities during 1999.

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

                                                            December 31,
                                       ----------------------------------------------------
(In Thousands)                           1998        1997       1996       1995       1994
-------------------------------------------------------------------------------------------
Federal funds ......................   $ 33,751   $  6,095   $  6,038   $  7,249   $  6,112
U.S. Treasury and agency securities:
    Held to maturity ...............       --         --         --         --      155,109
    Available for sale .............    116,061    159,398    141,999    164,880       --
Municipal bonds - held to maturity .      6,764      6,885      6,997      7,194       --
-------------------------------------------------------------------------------------------
    Total ..........................   $156,576   $172,378   $155,034   $179,323   $161,221
===========================================================================================

As of December 31, 1998, the maturities of Downey's investment securities and the weighted average yield of those securities were as follows.

                                                               After 1 Year
                                          1 Year or Less      Through 5 Years     After 5 Years           Total
                                        -----------------------------------------------------------------------------
                                                 Weighted            Weighted           Weighted             Weighted
                                                  Average             Average            Average              Average
  (Dollars in Thousands)                 Amount    Yield     Amount    Yield     Amount   Yield      Amount    Yield
---------------------------------------------------------------------------------------------------------------------
Federal funds .......................   $33,751    4.13%    $   --         -%    $ --         -%    $ 33,751    4.13%
  U.S. Treasury and agency securities      --         -      116,061    5.77       --         -      116,061    5.77
  Municipal bonds (1) ...............      --         -         --         -      6,764    5.28        6,764    5.28
---------------------------------------------------------------------------------------------------------------------
     Total ..........................   $33,751    4.13%    $116,061    5.77%    $6,764    5.28%    $156,576    5.40%
=====================================================================================================================

(1) Yield on a fully tax-equivalent basis is 9.26%.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center developments, most of which are located in California. In addition, Downey Financial Corp. owns one investment in land which it purchased from DSL Service Company at fair value in 1995. For additional information regarding the location of these real estate investments see Note 8 of Notes to the
Consolidated Financial Statements on page 73. Most of the real estate development projects have been completed and are substantially leased (with a weighted average occupancy of 83% for retail neighborhood shopping centers at December 31, 1998). At December 31, 1998, the Bank had outstanding loans of $47 million to such joint ventures.

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

As of December 31, 1998, DSL Service Company was involved with five joint venture partners. Three of these partners were operators of four retail neighborhood shopping centers, a commercial building, two residential housing developments and vacant land held for sale. The other two joint venture partners are separately involved in the development of a new industrial building and in the rehabilitation of a large apartment complex. DSL Service Company has ten wholly owned retail neighborhood shopping centers located in California and Arizona.

The following table sets forth the condensed balance sheets of DSL Service Company's joint ventures by property type at December 31, 1998, on a historical cost basis. Included in the following condensed balance sheet are allowances for losses recorded by DSL Service Company. These allowances are determined quarterly by means of Downey's internal asset review process. See "Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate" on page 46. To the extent the fair market value of the real estate assets is less than the carrying value, then a provision is made to create a valuation allowance for the difference. If such a valuation allowance is needed, it is reflected in the investment accounts for the joint ventures on DSL Service Company's books. Not all of the joint venture investments have valuation allowances as the fair market value of the associated property exceeds its carrying value.

                                                                        Retail
                                                                     Neighborhood
                                                                       Shopping
(Dollars In Thousands)                                      Centers   Commercial Residential    Total
-------------------------------------------------------------------------------------------------------
Cash ...................................................    $   445    $   351     $ 1,980    $  2,776
Projects under development .............................       --          707      17,819      18,526
Completed projects .....................................     20,913      4,796       5,663      31,372
Other assets ...........................................      2,674        316         519       3,509
-------------------------------------------------------------------------------------------------------
       Total assets ....................................    $24,032    $ 6,170     $25,981    $ 56,183
=======================================================================================================
Secured notes payable to the Bank ......................    $25,195    $   903     $20,446    $ 46,544
Secured notes payable to others ........................       --        3,633        --         3,633
Other liabilities ......................................      4,418      1,936         642       6,996
Equity (deficit):
    DSL Service Company (1) ............................      2,057        464       5,362       7,883
    Allowance for losses recorded by DSL Service Company         19      1,393        --         1,412
    Other partners' (2) ................................     (7,657)    (2,159)       (469)    (10,285)
-------------------------------------------------------------------------------------------------------
       Total liabilities and equity ....................    $24,032    $ 6,170     $25,981    $ 56,183
=======================================================================================================
Number of joint venture projects .......................          4          3           3          10
=======================================================================================================

(1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(2) The aggregate other partners' deficit of $10 million represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. Those allowances totaled $1 million at December 31, 1998. At December 31, 1998, the fair value of the real estate assets of certain joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment. Thus, the other partners' deficit of $10 million exceeds the amount of valuation allowances established of $1 million.

The  following   table  sets  forth  by  property  type  Downey's  wholly  owned investments in real estate and related allowances for losses at December 31, 1998.

                                                           Retail
                                       Single Family    Neighborhood
(Dollars in Thousands)                 Developments   Shopping Centers     Land          Total
------------------------------------------------------------------------------------------------
Wholly Owned Properties:
Investment in wholly owned projects ...   $  --           $27,434 (1)    $20,435 (2)    $47,869
Allowance for losses ..................      --            (1,594)        (4,711)        (6,305)
------------------------------------------------------------------------------------------------
Net investment in wholly owned projects   $  --           $25,840        $15,724        $41,564
================================================================================================
Number of projects ....................      --                10             11             21
================================================================================================

(1) Includes eight free-standing stores that are part of neighborhood shopping centers totaling $1 million and are counted as one project.
(2)  Includes five properties totaling $20 million.

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

DEPOSITS

Deposits increased $170 million or 3.5% in 1998, and totaled $5.0 billion at December 31, 1998. Transaction accounts (i.e., checking, regular passbook and money market) increased $302 million or 32.3%, while higher-rate certificates of deposits decreased $132 million or 3.4%. Of the total increase in deposits, $49 million was associated with 5 new branches opened during 1998. The following table sets forth the amount of deposits by classification.

                                                            December 31,
                                    ------------------------------------------------------------
                                           1998                 1997                 1996
                                    ------------------------------------------------------------
                                             Weighted             Weighted             Weighted
                                              Average              Average              Average
(Dollars in Thousands)              Rate      Amount     Rate      Amount     Rate      Amount
------------------------------------------------------------------------------------------------
Transaction accounts .............  2.30%   $1,238,062   2.15%   $  935,869   2.04%   $  831,598
Certificates of deposit:
   Less than 3.00% ...............  2.62        25,126   2.64        30,623   2.65        39,061
   3.00-3.49 .....................  3.01           593   3.02           766   3.03           723
   3.50-3.99 .....................  3.88        51,474   --            --     3.99            79
   4.00-4.49 .....................  4.39       428,316   4.31        60,095   4.39        63,577
   4.50-4.99 .....................  4.80       668,204   4.87        40,356   4.87       186,576
   5.00-5.99 .....................  5.53     2,421,333   5.63     2,896,291   5.54     2,489,852
   6.00-6.99 .....................  6.06       204,065   6.06       901,920   6.17       536,307
   7.00 and greater ..............  7.24         2,560   7.22         4,058   7.15        25,329
------------------------------------------------------------------------------------------------
     Total certificates of deposit  5.26     3,801,671   5.68     3,934,109   5.56     3,341,504
------------------------------------------------------------------------------------------------
     Total deposits ..............  4.53%   $5,039,733   5.00%   $4,869,978   4.86%   $4,173,102
================================================================================================

The following table shows as of December 31, 1998, certificates of deposit maturities by interest rate category.

                              Less
                              Than     4.00%-     4.50%-      5.00%-      6.00%-      7.00%                 Percent
(Dollars in Thousands)       4.00%      4.49%      4.99%       5.99%       6.99%   and greater  Total (1)   of Total
--------------------------------------------------------------------------------------------------------------------
Within 3 months .........   $72,983   $ 12,948   $131,873   $  986,573   $ 21,349     $  215   $1,225,941     32.25%
3 to 6 months ...........     3,025    138,912    169,456      528,986    117,951        206      958,536     25.21
6 to 12 months ..........       769    245,387    279,597      673,641     35,247        601    1,235,242     32.50
12 to 24 months .........       403     30,618     80,316      184,869     12,165      1,538      309,909      8.15
24 to 36 months .........         3        240      1,388       22,163      5,206       --         29,000      0.76
36 to 60 months .........        10         31      4,394       24,966     12,002       --         41,403      1.09
Over 60 months  .........      --          180      1,180          135        145       --          1,640      0.04
--------------------------------------------------------------------------------------------------------------------
                            $77,193   $428,316   $668,204   $2,421,333   $204,065     $2,560   $3,801,671    100.00%
====================================================================================================================

(1) Includes jumbo (over $100,000) certificates of deposit of $443 million with maturities of 3 months or less, $316 million and $413 million of 3 to 6 month and 6 to 12 month maturities, respectively, and $105 million with a remaining term of over 12 months.

BORROWINGS

At December 31, 1998, borrowings totaled $704 million, compared to $484 million at December 31, 1997 and $595 million at December 31, 1996. The increase in 1998 occurred as Downey took advantage of obtaining long-term advances from the FHLB at attractive borrowing rates. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                                              December 31,
                                                        ---------------------------------------------------------
(Dollars in Thousands)                                    1998        1997        1996        1995        1994
-----------------------------------------------------------------------------------------------------------------
FHLB advances .......................................   $695,012    $352,458    $386,883    $220,715    $411,800
Other borrowings:
    Reverse repurchase agreements ...................       --        34,803        --        16,099      53,946
    Commercial paper ................................       --        83,811     198,113     196,602     197,839
    Industrial revenue bonds ........................       --          --          --          --         6,421
    Real estate notes ...............................      8,708      12,663      10,349       2,802       4,770
-----------------------------------------------------------------------------------------------------------------
      Total borrowings ..............................   $703,720    $483,735    $595,345    $436,218    $674,776
=================================================================================================================
Weighted average rate on borrowings during the period       6.07%       6.07%       5.98%       6.39%       5.57%
Total borrowings as a percentage of total assets ....      11.22        8.29       11.45        9.37       14.51
=================================================================================================================

The following table sets forth certain information with respect to Downey's short-term borrowings.

(Dollars in Thousands)                                                  1998        1997        1996
-------------------------------------------------------------------------------------------------------
FHLB advances with original maturities less than one year:
    Balance at end of year ........................................   $120,000    $214,300    $279,000
    Average balance outstanding during the year ...................     38,393     328,886     174,380
    Maximum amount outstanding at any month-end during the year ...    120,000     427,100     279,000
    Weighted average interest rate during the year ................       5.96%       5.83%       5.78%
    Weighted average interest rate at the end of year .............       5.36        5.81        5.70
Securities sold under agreement to repurchase:
    Balance at end of year ........................................   $   --      $ 34,803    $   --
    Average balance outstanding during the year ...................      1,877       4,029      11,761
    Maximum amount outstanding at any month-end during the year ...     50,088      34,803      70,015
    Weighted average interest rate during the year ................       5.90%       5.61%       5.19%
    Weighted average interest rate at the end of year .............          -        6.65           -
Commercial paper sold:
    Balance at end of year ........................................   $   --      $ 83,811    $198,113
    Average balance outstanding during the year ...................     30,589     182,296     174,739
    Maximum amount outstanding at any month-end during the year ...    103,749     272,818     198,113
    Weighted average interest rate during the year ................       6.32%       5.75%       5.74%
    Weighted average interest rate at the end of year .............          -        5.61        5.45
Total short-term borrowings:
    Total average short-term borrowings outstanding during the year   $ 70,859    $515,211    $360,880
    Total weighted average rate on borrowings during the year .....       6.11%       5.80%       5.74%
=======================================================================================================

As previously mentioned, Downey increased its intermediate and long-term advances from the FHLB during 1998. At year-end, total intermediate and long-term advances were $575 million, up from $138 million at December 31, 1997. The weighted average rate at year-end 1998 was 5.49%. The following table sets forth the associated maturities at December 31, 1998.

(In Thousands)
--------------------------------------------------------------
 1999 .............................................   $ 43,105
 2000 .............................................     28,796
 2001 .............................................     16,056
 2002 .............................................     55,921
 2003 .............................................        134
 Thereafter .......................................    431,000
--------------------------------------------------------------
     Total intermediate and long-term FHLB advances   $575,012
==============================================================

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

One measure of Downey's exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of Downey's major asset and liability categories as of December 31, 1998, as well as certain information regarding the repricing and maturity difference between interest-earning assets and interest-bearing liabilities ("GAP") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                                 December 31, 1998
                                                   -----------------------------------------------------------------------------
                                                      Within         7 - 12         2 - 5      6 - 10        Over        Total
(Dollars in Thousands)                               6 Months        Months         Years       Years      10 Years     Balance
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock .....(1)   $   89,945    $      --       $116,061   $    --      $   --      $  206,006
    Loans and mortgage-backed securities:
     Mortgage-backed securities ..............(2)       16,261          4,725       10,361         745          54        32,146
     Loans secured by real estate:
       Residential:
         Adjustable ..........................(2)    4,227,780        106,498        6,720        --          --       4,340,998
         Fixed ...............................(2)      483,212         36,636      171,606      68,474      35,688       795,616
       Commercial real estate ................(2)       36,528          9,454       80,983       9,087       1,919       137,971
       Construction ..........................(2)       46,122           --           --          --          --          46,122
       Land ..................................(2)       22,430             42          370         568         225        23,635
     Non-mortgage:
       Commercial ............................(2)       19,154           --           --          --          --          19,154
       Consumer ..............................(2)      119,718         74,288      198,717        --          --         392,723
--------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed securities       4,971,205        231,643      468,757      78,874      37,886     5,788,365
--------------------------------------------------------------------------------------------------------------------------------
     Total ...................................      $5,061,150    $   231,643     $584,818   $  78,874    $ 37,886    $5,994,371
================================================================================================================================
Deposits and borrowings:
    Interest-bearing deposits:
     Fixed maturity deposits .................(1)   $2,184,477    $ 1,235,242     $380,312   $   1,640    $   --      $3,801,671
     Transaction accounts ....................(3)    1,082,795           --           --          --          --       1,082,795
    Non-interest-bearing transaction accounts          155,267           --           --          --          --         155,267
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits ..........................       3,422,539      1,235,242      380,312       1,640        --       5,039,733
--------------------------------------------------------------------------------------------------------------------------------
    Borrowings ...............................         143,575         22,305      105,142     432,698        --         703,720
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowings ...........      $3,566,114    $ 1,257,547     $485,454   $ 434,338    $   --      $5,743,453
================================================================================================================================
Excess (shortfall) of interest-earning assets
    over interest-bearing liabilities ........      $1,495,036    $(1,025,904)    $ 99,364   $(355,464)   $ 37,886    $  250,918

Cumulative gap ...............................       1,495,036        469,132      568,496     213,032     250,918
Cumulative gap - as a % of total assets:
    December 31, 1998 ........................           23.84%          7.48%        9.07%       3.40%       4.00%
    December 31, 1997 ........................           24.82           1.35         2.71        3.54        3.93
    December 31, 1996 ........................           16.71           2.68         0.50        1.47        3.04
================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Subject to immediate repricing.

Downey's six-month gap at December 31, 1998, was a positive 23.84% (i.e., more interest earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 24.82% and 16.71% at December 31, 1997 and 1996, respectively. Downey's primary strategy to manage interest rate risk is to emphasize the origination of ARMs or loans with relatively short maturities. Interest rates on ARMs are primarily tied to the CMT or COFI. During 1998, 1997 and 1996, Downey originated and purchased approximately $1.5 billion, $2.0 billion and $1.4 billion, respectively, of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less, representing approximately 80%, 96% and 95%, respectively, of all loans and mortgage-backed securities originated and purchased for investment during such periods. ARM originations during those three years were primarily tied to COFI rather than the CMT index.

At December 31, 1998, 98% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 99% and 97% at December 31, 1997 and 1996, respectively. At December 31, 1998, loans held for investment with adjustable interest rates represented 85% of Downey's loan and mortgage-backed securities portfolio. During 1999, Downey will continue to offer residential fixed rate loan products to its customers to meet customer demand. Fixed rate loans are primarily originated for sale in the secondary market and are priced accordingly in order to create loan servicing income and to increase opportunities for originating ARMs. However, Downey may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk, and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet certain yield and other approved guidelines. See "Business - Banking Activities - Lending Activities-Secondary Marketing and Loan Servicing Activities" on page 4.

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

In addition to measuring interest rate risk via a GAP analysis, Downey establishes limits on, and measures the sensitivity of, its net interest income and NPV to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. Downey utilizes an internally maintained asset/liability management simulation model to make the calculations which, for NPV, is calculated on a discounted cash flow basis. First, Downey estimates its net interest income for the next twelve months and the current NPV assuming no change in interest rates from those at period end. Once the base case has been estimated, calculations are made for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. Those results are then compared against the base case to determine the estimated change to net interest income and NPV due to the changes in interest rates. The following are the estimated impacts to net interest income and NPV from various instantaneous, parallel shifts in interest rates based upon Downey's asset and liability structure as of year-ends 1998 and 1997. Since these estimates are based upon numerous assumptions, such as the expected maturities of Downey's interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, Downey's actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

                                                        1998                           1997
                                                Percentage Change In           Percentage Change In
Change in Interest Rates                     Net Interest  Net Portfolio    Net Interest   Net Portfolio
   (In Basis Points)                          Income(1)      Value (2)       Income (1)      Value (2)
---------------------------------------------------------------------------------------------------------
             +200 .........................    (10.0)%          1.2%          (13.6)%          (9.3)%
             +100 .........................     (4.4)           2.0            (5.7)           (3.4)
             (100) ........................      2.9           (1.0)            5.5             3.2
             (200) ........................      3.9           (0.6)           12.0             9.1
=========================================================================================================

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the NPV of the Bank in a stable interest rate environment versus the NPV in the various rate scenarios.

The following table shows Downey's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1998. This data differs from that in the GAP table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                       Expected Maturity Date at December 31, 1998 (1)
                               -----------------------------------------------------------------------------------------------
                                                                                                          Total        Fair
(Dollars in Thousands)             1999         2000        2001       2002      2003      Thereafter    Balance       Value
------------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
Investment securities .......  $   83,181   $   40,375   $ 50,448   $ 25,238   $   --     $    6,764   $  206,006   $  205,987
     Average interest rate ..        5.48%        5.74%      5.37%      6.45%         -%        5.25%        5.62%
Loans held for sale .........     447,382         --         --         --         --           --        447,382      447,468
     Average interest rate ..        6.91%           -%         -%         -%         -%           -%        6.91%
Mortgage-backed securities
   available for sale .......      12,772        9,980      2,452      1,716      1,227        3,999       32,146       32,146
     Average interest rate ..        6.71%        6.59%      7.58%      7.51%      7.44%        7.16%        6.86%
Loans held for investment:
   Loans secured by real
     estate:
     Residential:
      Adjustable ............   1,062,467      844,589    625,298    461,153    339,734      999,782    4,333,023    4,474,114
        Average interest rate        7.42%        7.43%      7.41%      7.41%      7.51%        7.38%        7.42%
      Fixed .................      79,388       59,790     46,148     36,398     29,270      105,215      356,209      368,737
        Average interest rate        8.37%        8.35%      8.27%      8.20%      8.14%        7.68%        8.11%
     Other ..................      73,969       20,833     15,368     15,974     16,631       64,953      207,728      210,172
        Average interest rate        8.87%        8.81%      8.71%      8.72%      8.72%        7.96%        8.54%
   Non-mortgage:
     Commercial .............      16,299        1,188      1,322        345       --           --         19,154       19,154
        Average interest rate        8.59%        8.59%      8.59%      8.59%         -%           -%        8.59%
     Consumer ...............     149,029      121,324    122,370       --         --           --        392,723      396,421
        Average interest rate        9.93%        9.92%      9.29%         -%         -%           -%        9.73%
Interest bearing advances to
   joint ventures ...........      25,540         --         --         --         --           --         25,540       25,540
     Average interest rate ..        3.61%           -%         -%         -%         -%           -%        3.61%
Mortgage servicing assets ...       1,630        1,471      1,282      1,095        927        1,388        7,793       11,976
------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive
   assets ...................  $1,951,657   $1,099,550   $864,688   $541,919   $387,789   $1,182,101   $6,027,704   $6,191,715
==============================================================================================================================
INTEREST-SENSITIVE
LIABILITIES:
Deposits:
   Transaction accounts .....  $  226,130   $  184,827   $151,069   $123,477   $100,924   $  451,635   $1,238,062   $1,238,062
     Average interest rate ..        2.30%        2.30%      2.30%      2.30%      2.30%        2.30%        2.30%
   Certificates of deposit ..   3,419,719      309,909     29,000     19,863     21,540        1,640    3,801,671    3,804,269
     Average interest rate ..        5.26%        5.23%      5.69%      5.88%      5.37%        4.96%        5.26%
Borrowings ..................     165,880       31,199     16,743     56,467        733      432,698      703,720      709,223
     Average interest rate ..        5.62%        6.34%      6.28%      4.97%      8.58%        5.44%        5.51%
------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive
   liabilities ..............  $3,811,729   $  525,935   $196,812   $199,807   $123,197   $  885,973   $5,743,453   $5,751,554
==============================================================================================================================

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. Downey uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on Downey's historical experience. Downey's average constant prepayment rate ("CPR") is 21.1% and 27.6% on its fixed-rate and ARM portfolios, respectively, for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and Downey's own historical experience, "decay factors", used to estimate deposit runoff, of 20% per year have been applied. The actual maturities of these instruments could vary substantially if future prepayments differ from the Downey's historical experience.

The following table sets forth the interest rate spread between Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                                          December 31,
                                             -------------------------------------
                                             1998    1997    1996    1995    1994
----------------------------------------------------------------------------------
Weighted average yield:
    Loan and mortgage-backed securities      7.72%   7.95%   7.77%   7.67%   6.24%
    FHLB stock ........................      5.44    5.88    6.45    5.16    5.69
    Investment securities .............      5.40    5.63    6.02    6.46    6.17
----------------------------------------------------------------------------------
    Earning assets yield ..............      7.65    7.87    7.71    7.60    6.24
----------------------------------------------------------------------------------
Weighted average cost:
    Deposits ..........................      4.53    5.00    4.86    4.81    4.23
    Borrowings:
      FHLB advances ...................      5.47    6.11    5.80    6.07    6.41
      Other borrowings ................      8.69    6.15    5.60    5.62    5.88
----------------------------------------------------------------------------------
    Combined borrowings ...............      5.51    6.12    5.73    5.84    6.20
----------------------------------------------------------------------------------
    Combined funds ....................      4.66    5.11    4.97    4.92    4.55
----------------------------------------------------------------------------------
Interest rate spread ..................      2.99%   2.76%   2.74%   2.68%   1.69%
==================================================================================

The year-end weighted average yield on the loan portfolio decreased to 7.72%, from 7.95% as of December 31, 1997. The weighted average rate on new loans originated during 1998, 1997 and 1996 was 6.45%, 6.04% and 6.06%, respectively. At December 31, 1998, the ARM portfolio of single family residential loans, including mortgage-backed securities, totaled $4.3 billion with a weighted average rate of 7.53%, compared to $4.5 billion and $3.9 billion with weighted average rates of 7.58% and 7.38% at December 31, 1997 and 1996, respectively.

PROBLEM LOANS AND REAL ESTATE

Non-performing Assets

Non-performing assets consist of loans on which Downey has ceased the accrual of interest ("non-accrual loans") and real estate acquired in settlement of loans. Non-performing assets totaled $27 million at December 31, 1998, compared to $52 million at December 31, 1997, and $62 million at December 31, 1996. The decrease in non-performing assets was primarily attributed to several loans in the commercial real estate loan category that were returned to accrual status following an extended period of satisfactory payment performance. The effective yield on these loans bear a market rate of interest and are, therefore, not considered troubled debt restructurings. Of the total, real estate acquired in settlement of loans, net of allowances, represented $4 million at December 31, 1998, down from $10 million at December 31, 1997, and $16 million at December 31, 1996.

The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                                             December 31,
                                                        ----------------------------------------------------
(Dollars in Thousands)                                    1998       1997       1996       1995       1994
------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    One-to-four unit residential ....................   $15,571    $20,816    $22,885    $25,587    $24,012
    One-to-four unit residential - subprime .........     1,975       --         --         --         --
    Other ...........................................     4,829     20,883     22,136     52,754     28,025
------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    22,375     41,699     45,021     78,341     52,037
Real estate acquired in settlement of loans, net (1)      4,475      9,626     16,078     18,854     13,558
Repossessed automobiles .............................       569        795        928       --         --
------------------------------------------------------------------------------------------------------------
   Gross non-performing assets ......................   $27,419    $52,120    $62,027    $97,195    $65,595
------------------------------------------------------------------------------------------------------------
Allowance for loan losses (2):
    Amount ..........................................   $31,517    $32,092    $30,094    $27,943    $25,650
    As a percentage of non-performing loans .........    140.86%     76.96%     66.84%     35.67%     49.29%
Non-performing assets as a percentage of total assets      0.44       0.89       1.19       2.09       1.41
============================================================================================================

(1) Excludes real estate acquired in settlement of loans covered under the Butterfield Assistance Agreement. All such assets were sold to the FDIC's Division of Resolution in December 1995.

(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

It is Downey's policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is Downey's policy to determine collectibility under various circumstances which will result in maximum financial benefit to Downey. This is accomplished by either working with the borrower to bring the loan current or by foreclosing and selling the asset. Downey performs ongoing reviews of loans that display weaknesses and maintains adequate loss allowances on the loans. For a discussion on Downey's internal asset review policy, refer to "Allowance for Losses on Loans and Real Estate" on page 46.

All of Downey's non-performing assets at December 31, 1998, were located in California.

Downey evaluates the need for appraisals for non-performing assets on a periodic basis. A new appraisal will generally be obtained when Downey believes that there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing its loans. Downey's policy is to obtain new appraisals at least annually for major real estate acquired in settlement of loans. Throughout 1998, Downey obtained new appraisals for non-performing loans and real estate acquired in settlement of loans.

Non-Accrual  Loans.  It is  Downey's  general  policy to  account  for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In certain cases, loans may remain on accrual status past 90 days when it is determined that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 1998, Downey had no loans 90 days or more delinquent which remained on accrual status. Any interest previously accrued with respect to non-accrual loans is reversed and charged against interest income. Interest income is recognized on non-accrual loans to the extent that payments are received and to the extent that Downey believes it will recover the remaining principal balance of the loan. Such loans are restored to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 1998, non-accrual loans aggregating $4 million were less than 90 days delinquent relative to their contractual terms. Additional loans aggregating $1 million were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

Impaired Loans. Downey considers a loan to be impaired when, based upon current information and events, it believes it is probable that Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are carried at either the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the net fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For Downey, loans collectively reviewed for impairment include all single family loans and performing multi-family and non-residential loans having principal balances of less than $1 million.

In determining impairment, Downey considers large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. Downey bases the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal is recorded through a charge-off to the allowance for loan losses. At December 31, 1998, the recorded investment in loans for which impairment has been recognized totaled $13 million, compared to $14 million at December 31, 1997. The total allowance for losses related to such loans was $1 million at December 31, 1998, and 1997. For further information regarding impaired loans, see Note 6 of the Notes to the Consolidated Financial Statements on page 70.

Troubled Debt Restructurings. A restructuring of a debt is considered a troubled debt restructuring when Downey, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate and reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of Downey's investment as possible and to achieve the highest yield possible. There were no troubled debt restructurings on accrual status at December 31, 1998 and 1997.

Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure.

Delinquent Loans

When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, Downey normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, the property may then be sold at a foreclosure sale. If Downey has elected to pursue a non-judicial foreclosure, Downey is not permitted under applicable California law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. In foreclosure sales, Downey generally acquires title to the property. At December 31, 1998, loans delinquent 30 days or more as a percentage of total loans was 0.65%, down from 0.79% and 0.89% at December 31, 1997 and 1996, respectively.

The following table indicates the amounts of Downey's past due loans at the dates indicated.

                                                                                   December 31,
                                               -----------------------------------------------------------------------------------
                                                                1998                                       1997
                                               -----------------------------------------------------------------------------------
                                                 30-59     60-89       90+                  30-59     60-89       90+
(Dollars in Thousands)                           Days      Days     Days (1)     Total      Days      Days     Days (1)    Total
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $ 9,841    $6,014    $12,832    $28,687    $12,099    $4,101    $18,579    $34,779
      One-to-four units - subprime (2) .....       244       784        947      1,975        185      --         --          185
      Five or more units ...................      --        --          155        155       --         222       --          222
    Commercial real estate .................      --        --         --         --         --        --          279        279
    Construction ...........................      --        --         --         --         --        --         --         --
    Land ...................................      --        --         --         --         --        --         --         --
----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    10,085     6,798     13,934     30,817     12,284     4,323     18,858     35,465
Non-mortgage:
    Commercial .............................      --        --         --         --         --        --         --         --
    Automobile .............................     4,650       888      1,048      6,586      4,167       981        961      6,109
    Other consumer .........................       334        45        344        723        218        54        533        805
----------------------------------------------------------------------------------------------------------------------------------
        Total loans ........................   $15,069    $7,731    $15,326    $38,126    $16,669    $5,358    $20,352    $42,379
----------------------------------------------------------------------------------------------------------------------------------
Delinquencies as a percentage of total loans      0.26%     0.13%      0.26%      0.65%      0.31%     0.10%      0.38%      0.79%
==================================================================================================================================
                                                                 1996                                       1995
                                               -----------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $14,519    $5,502    $18,549    $38,570    $14,047    $6,645    $22,303    $42,995
      One-to-four units - subprime (2) .....       198      --         --          198       --        --         --         --
      Five or more units ...................      --        --         --         --           89      --          447        536
    Commercial real estate .................      --        --         --         --         --        --       30,675     30,675
    Construction ...........................      --        --         --         --         --        --         --         --
    Land ...................................      --        --          566        566       --        --        6,516      6,516
----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    14,717     5,502     19,115     39,334     14,136     6,645     59,941     80,722
Non-mortgage:
    Commercial .............................      --        --         --         --         --        --          115        115
    Automobile .............................     2,080       328        274      2,682        667       249        540      1,456
    Other consumer .........................       158        15        181        354        257       410        170        837
----------------------------------------------------------------------------------------------------------------------------------
        Total loans ........................   $16,955    $5,845    $19,570    $42,370    $15,060    $7,304    $60,766    $83,130
----------------------------------------------------------------------------------------------------------------------------------
Delinquencies as a percentage of total loans      0.36%     0.12%      0.41%      0.89%      0.36%     0.17%      1.46%      1.99%
==================================================================================================================================
                                                                 1994
                                               ----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $15,306    $9,273    $20,584    $45,163
      Five or more units ...................      --        --          149        149
    Commercial real estate .................      --        --        1,139      1,139
    Construction ...........................      --        --         --         --
    Land ...................................      --        --          836        836
---------------------------------------------------------------------------------------
      Total real estate loans ..............    15,306     9,273     22,708     47,287
Non-mortgage:
    Commercial .............................      --        --         --         --
    Automobile .............................        22        12         24         58
    Other consumer .........................       291       171        334        796
---------------------------------------------------------------------------------------
        Total loans ........................   $15,619    $9,456    $23,066    $48,141
---------------------------------------------------------------------------------------
Delinquencies as a percentage of total loans      0.38%     0.23%      0.55%      1.16%
=======================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
(2) Downey commenced one-to-four units subprime lending in the first quarter of 1996.

Allowance for Losses On Loans and Real Estate

Valuation allowances for losses on loans and real estate are established on a specific and general basis. Specific allowances are determined based on the difference between the carrying value of the asset and its net fair value. General valuation allowances are determined based on historical loss experience, current and anticipated levels and trends of delinquent and non-performing loans and the economic environment in Downey's market areas. See Note 1 of Notes to the Consolidated Financial Statements on page 61.

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

Downey adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. Downey's current asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. Downey uses the various asset classifications as a means of measuring risk for determining the general valuation allowances at a point in time. Downey currently uses a six grade system to classify its assets. The current grades are Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Substandard, Doubtful and Loss assets are considered "classified assets" for regulatory purposes. A brief description of these classifications follows:

o The Pass classification represents a level of credit quality which contains no well-defined deficiency or weakness.

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

o That portion of an asset classified Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance, is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer writing off or providing for all or a portion of an impaired asset even though partial recovery may be effected in the future. Downey will generally classify as Loss the balance of the asset that is greater than the net fair value of the asset unless payment from another source can be expected. Therefore, the amount of an asset classified as Loss reflects the total of specific valuation allowances established for the particular asset. Specific valuation allowances are not includable in determining the Bank's total regulatory capital.

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

Downey's provision for loan losses totaled $3.9 million in 1998, down $4.7 million from 1997. Net loan charge-offs exceeded the provision for loan losses by $0.6 million resulting in a decrease in the allowance for loan losses to $31.5 million at December 31, 1998. This decrease reflects an improvement in overall loan quality. Included in the current year-end allowance was $31.3 million of general valuation allowances of which $2.8 million was unallocated to any specific loan category.

A summary of activity in the allowances for loan losses is set forth below for the years indicated.

(In Thousands)                      1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------
Balance at beginning of period    $32,092     $30,094     $27,943     $25,650     $26,835
Provision ....................      3,899       8,640       9,137       9,293       4,211
Charge-offs ..................     (7,372)     (7,773)     (7,660)     (8,017)     (5,511)
Recoveries ...................      2,898       1,131         674       1,017         115
------------------------------------------------------------------------------------------
Balance at end of period .....    $31,517     $32,092     $30,094     $27,943     $25,650
==========================================================================================

Net loan charge-offs were $4.5 million in 1998, down from $6.6 million and $7.0 million in 1997 and 1996, respectively. The decline primarily reflected a $1.3 million decline in net charge-offs of one-to-four unit residential loans and a $1.4 million recovery of a prior commercial real estate loan charge-off due to proceeds from the previously mentioned settlement. The growth in automobile loan net charge-offs reflects the growth in that portfolio as the ratio of automobile net charge-offs to the average of such loans was 1.40% in 1998 compared to 1.58% in 1997 and 1.37% in 1996. Charge-offs, net of recoveries, by category of loan are as follows for the years indicated.

(Dollars in Thousands)                                    1998        1997        1996        1995        1994
----------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
       One-to-four unit (1) .........................   $   910      $2,165      $4,982      $5,165      $4,051
       Five or more unit ............................        68        --           102         469         264
    Commercial real estate ..........................    (1,610)       (261)       (250)        807         959
    Land ............................................      --          --          --             4        --
Non-mortgage:
    Commercial ......................................      --          --           115        (152)        (52)
    Automobile ......................................     4,959       4,468       1,791         398           9
    Other consumer ..................................       147         270         246         309         165
----------------------------------------------------------------------------------------------------------------
       Total net loan charge-offs ...................   $ 4,474      $6,642      $6,986      $7,000      $5,396
----------------------------------------------------------------------------------------------------------------
Net loan charge-offs as a percentage of average loans
    and mortgage-backed securities held to maturity .      0.09%       0.13%       0.16%       0.17%       0.16%
================================================================================================================

(1) Includes net charge-offs associated with the January 1994 Northridge earthquake of $1.0 million, $1.1 million and $0.8 million in 1996, 1995 and 1994, respectively.

The allocation of the allowance for loan losses at the dates indicated is as set forth in the following table.

                                                                       December 31,
                            -----------------------------------------------------------------------------------------------
                                           1998                            1997                           1996
                            -----------------------------------------------------------------------------------------------
                                          Gross    Allowance              Gross    Allowance             Gross    Allowance
                                           Loan   Percentage               Loan   Percentage              Loan   Percentage
                                        Portfolio  to Loan              Portfolio  to Loan             Portfolio  to Loan
(Dollars in Thousands)      Allowance    Balance   Balance  Allowance    Balance   Balance  Allowance   Balance   Balance
---------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...   $14,299   $4,636,133    0.31%   $14,652   $4,607,545   0.32%   $13,241   $4,046,448   0.33%
     Five or more units ..       401       40,029    1.00        314       38,278   0.82        517       56,907   0.91
   Commercial real estate      2,632      140,790    1.87      4,112      202,425   2.03      6,956      260,609   2.67
   Construction ..........     1,508      127,761    1.18        847       70,865   1.20        773       66,651   1.16
   Land ..................       568       44,859    1.27        331       25,687   1.29        466       21,177   2.20
Non-mortgage:
   Commercial ............       218       28,293    0.77        196       26,024   0.75        236       22,136   1.07
   Automobile ............     8,344      357,988    2.33      8,016      342,326   2.34      4,303      202,186   2.13
   Other consumer ........       747       41,894    1.78        824       47,735   1.73        802       47,281   1.70
Other ....................      --           --         -       --           --        -       --           --        -
Not specifically allocated     2,800         --         -      2,800         --        -      2,800         --        -
---------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment ..........   $31,517   $5,417,747    0.58%   $32,092   $5,360,885   0.60%   $30,094   $4,723,395   0.64%
===========================================================================================================================
                                           1995                            1994
                             ------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...   $12,254   $3,656,512    0.34%   $12,404   $3,688,280   0.34%
     Five or more units ..       895       57,321    1.56        978       63,782   1.53
   Commercial real estate      8,456      270,583    3.13      6,814      294,418   2.31
   Construction ..........       335       28,593    1.17        131       11,367   1.15
   Land ..................       973       21,867    4.45        862        9,822   8.78
Non-mortgage:
   Commercial ............       259       12,864    2.01        472       12,975   3.64
   Automobile ............       849       56,127    1.51         42        3,028   1.39
   Other consumer ........     1,122       50,945    2.20      1,094       53,241   2.05
Other ....................      --           --         -         53       39,143   0.14
Not specifically allocated     2,800         --         -      2,800         --
-----------------------------------------------------------------------------------------
   Total loans held for
     investment ..........   $27,943   $4,154,812    0.67%   $25,650   $4,176,056   0.61%
=========================================================================================

The following table is a summary of the activity in Downey's allowance for real estate held for investment and non-conforming loans to joint ventures for the years indicated. In 1998, $4.3 million of the provision reduction and $7.1 million of charge-offs relate to the previously mentioned settlement. Also included in 1998 were $1.1 million of charge-offs due to sales of undeveloped land. The provision reductions in all years presented were due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood retail shopping center investments and to a reduction in the investment in certain joint venture investments.

(In Thousands)                      1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------
Balance at beginning of period    $21,244     $30,071     $34,338     $37,198     $38,674
Provision (reduction) ........     (5,296)     (3,190)     (3,306)     (2,916)     (1,400)
Charge-offs ..................     (8,231)     (5,637)     (1,035)       --           (76)
Recoveries ...................       --          --            74          56        --
------------------------------------------------------------------------------------------
Balance at end of period .....    $ 7,717     $21,244     $30,071     $34,338     $37,198
==========================================================================================

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

(In Thousands)                    1998      1997       1996       1995       1994
-----------------------------------------------------------------------------------
Balance at beginning of period   $ 839    $ 1,078    $ 1,217    $   743    $   747
Provision ....................     455      1,107      1,658      2,498      2,035
Charge-offs ..................    (761)    (1,346)    (1,797)    (2,024)    (2,039)
Recoveries ...................    --         --         --         --         --
-----------------------------------------------------------------------------------
Balance at end of period .....   $ 533    $   839    $ 1,078    $ 1,217    $   743
===================================================================================

CAPITAL RESOURCES AND LIQUIDITY

Downey's sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of real estate, sales of loans and mortgaged-backed securities, payments of loans and mortgaged-backed securities, payments for and sales of loan servicing and income from other investments. Repayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions. Loan repayments increased $0.7 billion in 1998 to $1.9 billion and were virtually equal to new loan originations and purchases for portfolio. In 1997, new loan originations and purchases for portfolio exceeded repayments by $0.9 billion.

During 1998, aggregate borrowings increased $220 million as Downey took advantage of obtaining long-term advances from the FHLB at attractive borrowing rates to fund fixed-rate loans for investment. Downey also experienced a net deposit inflow of $170 million, of which $302 million represented transaction accounts partially offset by a $132 million decrease in certificates of deposit.

To the extent 1999 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay borrowings, fund existing and future loan and other investment commitments, continue branch improvement programs and maintenance of regulatory liquidity requirements, Downey will utilize borrowing arrangements with the FHLB and other sources. At December 31, 1998, Downey had commitments to fund loans amounting to $941 million, loans in process of $100 million, undrawn lines of credit of $70 million, and letters of credit and other contingent liabilities of $4 million. Downey believes its current sources of funds will enable it to meet these obligations while maintaining its liquidity at appropriate levels.

The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum liquidity ratio set by federal regulators was reduced in 1997 from 5% to 4%. At December 31, 1998, the Bank's ratio was 4.04% compared to 4.80% and 5.26% at December 31, 1997 and 1996, respectively.

Downey Financial Corp. currently has liquid assets, including due from Bank - interest bearing balances, of $9 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

REGULATORY CAPITAL COMPLIANCE

The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of December 31, 1998. The core and tangible capital ratios were 6.83% and the risk-based capital ratio was 12.88%. These levels are up slightly from comparable ratios of 6.61% and 12.64%, respectively, at December 31, 1997, and continue to exceed the "well capitalized" standards of 5% for core and 10% for risk-based, as defined by regulation. During 1998, the amount of the Bank's non-includable investment in real estate required to be deducted from regulatory capital increased by $7 million due to DSL Service Company's growth in retained earnings.

                                                         Tangible Capital        Core Capital       Risk-Based Capital
(Dollars in Thousands)                                   Amount    Ratio       Amount    Ratio      Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity ...............................    $470,504              $470,504             $470,504
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate      (42,119)              (42,119)             (42,119)
    Goodwill .......................................      (4,543)               (4,543)              (4,543)
    Non-permitted mortgage servicing rights ........        (779)                 (779)                (779)
   Additions-:
    Unrealized gain on securities available for sale        (753)                 (753)                (753)
    General loss allowance - Investment in DSL .....       1,383                 1,383                1,383
    Loan general valuation allowances (1) ..........        --                    --                 31,267
-------------------------------------------------------------------------------------------------------------------------
Regulatory capital .................................     423,693    6.83%      423,693    6.83%     454,960     12.88%
Well capitalized requirement .......................      93,053    1.50 (2)   310,178    5.00      353,195     10.00 (3)
-------------------------------------------------------------------------------------------------------------------------
Excess .............................................    $330,640    5.33%     $113,515    1.83%    $101,765      2.88%
=========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.

(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.

(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 12.00%.

CURRENT ACCOUNTING ISSUE

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

As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 1998, such sales and purchase contracts amounted to approximately $622 million and $34 million, respectively. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that the financial impact of this statement will have a material impact on Downey.

YEAR 2000

Risks of the Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). Software so developed, and not corrected, could produce inaccurate or unpredictable results or system failures commencing January 1, 2000, when dates present a lower two digit year number than dates in the prior century. Such occurrences may have a material adverse effect on Downey's financial condition, results of operation, business or business prospects, as Downey, like most financial organizations, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to Downey may arise from software, computer hardware, and other equipment both within Downey's direct control and outside Downey's ownership, yet with which Downey electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of management and the board of directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams and the OTS has authority to bring enforcement actions against any institution under its supervision which it believes is not properly addressing Year 2000 compliance issues.

State of Readiness

Downey has established a four-phase process to address the Year 2000 issue. In addition, Downey's Board of Directors oversees the Year 2000 compliance project's progress through monthly status reports and quarterly reviews with the Year 2000 project manager.

As part of the first phase, which is now completed, Downey inventoried of all data systems to determine which are most critical to support customer transaction processing and provide customer services. This inventory not only included in-house systems, but those provided by third party vendors as well. Systems were prioritized as being mission critical, high risk, moderate risk or low risk, from which modification plans were developed which place priority emphasis on those systems requiring change and classified mission critical or high risk. Third party vendors were contacted during this phase to determine their process and timeline in correcting any Year 2000 compliance issues. In addition, commercial loan borrowers of Downey were also contacted to determine the extent of their preparations for Year 2000 and any potential impact Year 2000 may have on their businesses and ability to repay loan obligations to Downey. Commercial lending does not represent a significant portion of Downey's loan portfolio (i.e., approximately 0.3%); therefore, Downey believes the Year 2000 preparedness of its commercial loan borrowers does not pose a significant risk.

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

In addition to phase one, phase two has been completed and phase three has begun with respect to Downey's in-house mainframe system, which performs all significant loan, deposit and general ledger accounting processes. It is expected that acceptance testing of the in-house mainframe system will be finalized and installation completed by the end of first quarter 1999.

For  Downey  developed  PC-based  systems   classified  mission  critical,   all
programming changes and acceptance testing have been completed. Completion of programming and acceptance testing of all other Downey developed

PC-based systems is expected to be completed by the end of second quarter 1999, as is the installation of Year 2000 modifications.

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

In addition to the computer systems utilized by Downey, Downey has also inventoried other essential services that may be impacted by Year 2000 issues such as telecommunications and utilities. Downey is monitoring such essential service providers to determine their progress and how they are addressing Year 2000 issues. To date, no information exists to suggest such essential services will not be Year 2000 compliant.

Costs to Address the Year 2000 Issue

Currently Downey estimates that Year 2000 project costs will approximate $6.5 million. This cost is in addition to existing personnel who are working on the Year 2000 compliance project and includes estimates for hardware and software renovation or replacement, as well as additions to existing staff who will be specifically devoted to the project. Approximately 50% of the Year 2000 compliance project cost represents costs to migrate to a new personal computer environment and to replace certain older automated teller machines, both of which Downey might otherwise have implemented or replaced during the period notwithstanding the Year 2000 issue. As such, that portion of Year 2000 costs will be amortized over the useful life of the equipment. Of the estimated total expense, approximately $1.9 million has been incurred to-date, $0.1 million in 1997 and $1.8 million in 1998. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expense.

  (In Millions)               1997    1998    1999    2000  Thereafter  Total
-----------------------------------------------------------------------------
Estimated Year 2000 expense   $0.1    $1.8    $2.8    $1.0     $0.8     $6.5
=============================================================================

As Downey progresses in addressing the Year 2000 compliance project and additional information becomes available, estimates of costs could change. At this time, no significant data system projects have been delayed as a result of Downey's Year 2000 compliance effort.

Contingency Plans

Downey believes its Year 2000 compliance project should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and installation with respect to Downey's in-house mainframe system which performs all significant loan, deposit and general ledger accounting processes is expected to be completed by the end of first quarter 1999. In addition to Year 2000 compliance system modification plans, Downey has also developed contingency plans for all other systems classified as mission critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon Downey's financial condition, results of operation, business or business prospects.

ITEM 8.    FINANCIAL STATEMENTS

Index to Consolidated Financial Statements



     Independent Auditors' Report..........................    55
     Consolidated Balance Sheets...........................    56
     Consolidated Statements of Income.....................    57
     Consolidated Statements of Comprehensive Income.......    58
     Consolidated Statements of Stockholders' Equity.......    58
     Consolidated Statements of Cash Flows.................    59
     Notes to Consolidated Financial Statements............    61

725 South Figueroa Street
Los Angeles, CA 90017












Independent Auditors' Report


The Board of Directors and Stockholders
Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of Downey's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/  KPMG LLP

Los Angeles, California
January 20, 1999

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                           December 31,
                                                                                     -----------------------
(Dollars in Thousands, Except Per Share Data)                                           1998         1997
------------------------------------------------------------------------------------------------------------
ASSETS
Cash ............................................................................    $   58,510   $   48,823
Federal funds ...................................................................        33,751        6,095
------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...................................................        92,261       54,918
U.S. Treasury securities and agency obligations available for sale, at fair value       116,061      159,398
Municipal securities being held to maturity, at amortized cost (estimated market
    value of $6,745 at December 31, 1998, and $6,865 at December 31, 1997) ......         6,764        6,885
Loans held for sale, at the lower of cost or market .............................       447,382       35,100
Mortgage-backed securities available for sale, at fair value ....................        32,146       49,299
Loans receivable held for investment ............................................     5,308,837    5,281,997
Investments in real estate and joint ventures ...................................        49,447       41,356
Real estate acquired in settlement of loans .....................................         4,475        9,626
Premises and equipment ..........................................................       103,979      101,901
Federal Home Loan Bank stock, at cost ...........................................        49,430       44,085
Other assets ....................................................................        59,637       51,260
------------------------------------------------------------------------------------------------------------
                                                                                     $6,270,419   $5,835,825
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ........................................................................    $5,039,733   $4,869,978
Securities sold under agreements to repurchase ..................................          --         34,803
Federal Home Loan Bank advances .................................................       695,012      352,458
Commercial paper ................................................................          --         83,811
Other borrowings ................................................................         8,708       12,663
Accounts payable and accrued liabilities ........................................        40,989       40,579
Deferred income taxes ...........................................................         5,411       11,187
------------------------------------------------------------------------------------------------------------
    Total liabilities ...........................................................     5,789,853    5,405,479
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock,  par  value of $0.01  per  share;  authorized 50,000,000 shares;
    outstanding 28,131,776 shares at December 31, 1998, and 26,755,938
    shares at December 31, 1997 .................................................           281          268
Additional paid-in capital ......................................................        92,166       45,954
Accumulated other comprehensive income - unrealized gains
    on securities available for sale ............................................           753          110
Retained earnings ...............................................................       387,366      384,014
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..................................................       480,566      430,346
------------------------------------------------------------------------------------------------------------
                                                                                     $6,270,419   $5,835,825
============================================================================================================










See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income

                                                                                     Years Ended December 31,
                                                                             --------------------------------------
(Dollars in Thousands, Except Per Share Data)                                    1998          1997          1996
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans receivable ....................................................      $421,942      $404,081      $329,746
    U.S. Treasury and agency securities .................................         7,078         8,300         7,765
    Mortgage-backed securities ..........................................         2,780         3,633         4,317
    Other investments ...................................................         8,604         4,404         4,532
-------------------------------------------------------------------------------------------------------------------
       Total interest income ............................................       440,404       420,418       346,360
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
    Deposits ............................................................       248,337       227,521       184,402
    Borrowings ..........................................................        17,720        38,739        27,363
-------------------------------------------------------------------------------------------------------------------
       Total interest expense ...........................................       266,057       266,260       211,765
-------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME .................................................       174,347       154,158       134,595
    PROVISION FOR LOAN LOSSES ...........................................         3,899         8,640         9,137
-------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses ..............       170,448       145,518       125,458
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
    Loan and deposit related fees .......................................        15,645        10,921         7,435
    Real estate and joint ventures held for investment, net:
       Net gains on sales of wholly owned real estate ...................         2,557         2,904           392
       Reduction of losses on real estate and joint ventures ............         5,296         3,190         3,306
       Operations, net ..................................................        14,510         8,128         4,543
    Secondary marketing activities:
       Loan servicing fees ..............................................           259         1,276         1,415
       Net gains on sales of loans and mortgage-backed securities .......         6,462         2,675         1,543
    Net gains on sales of investment securities .........................            68          --           4,473
    Other ...............................................................         2,556         6,094         2,092
-------------------------------------------------------------------------------------------------------------------
       Total other income, net ..........................................        47,353        35,188        25,199
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
    Salaries and related costs ..........................................        66,152        54,366        45,811
    Premises and equipment costs ........................................        16,834        15,272        12,640
    Advertising expense .................................................         5,954         6,847         4,071
    Professional fees ...................................................         2,867         5,113         2,985
    SAIF insurance premiums and regulatory assessments ..................         3,832         3,439         8,949
    Other general and administrative expense ............................        20,251        14,519        12,004
-------------------------------------------------------------------------------------------------------------------
       Total general and administrative expense .........................       115,890        99,556        86,460
-------------------------------------------------------------------------------------------------------------------
    SAIF special assessment .............................................          --            --          24,644
    Net operation of real estate acquired in settlement of loans ........           260         1,184         2,567
    Amortization of excess of cost over fair value of net assets acquired           510           532           532
-------------------------------------------------------------------------------------------------------------------
       Total operating expense ..........................................       116,660       101,272       114,203
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..............................................       101,141        79,434        36,454
Income taxes ............................................................        43,168        34,200        15,750
-------------------------------------------------------------------------------------------------------------------
    NET INCOME ..........................................................      $ 57,973      $ 45,234      $ 20,704
===================================================================================================================
PER SHARE INFORMATION:
BASIC ...................................................................      $   2.06      $   1.61      $   0.74
===================================================================================================================
DILUTED .................................................................      $   2.05      $   1.61      $   0.74
===================================================================================================================
CASH DIVIDENDS PAID .....................................................      $  0.316      $  0.301      $  0.290
===================================================================================================================
Weighted average diluted shares outstanding .............................    28,176,243    28,140,200    28,103,291
===================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

                                                                                    Years Ended December 31,
                                                                                 ------------------------------
(In Thousands)                                                                     1998       1997       1996
---------------------------------------------------------------------------------------------------------------
NET INCOME ..................................................................    $57,973    $45,234    $20,704
---------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE  INCOME,  NET OF INCOME TAXES:
  Unrealized gains (losses) on securities available for sale:
     U.S. Treasury securities and agency obligations
       available for sale, at fair value ....................................      1,104      1,331     (2,160)
     Less reclassification of realized gains net of losses included in income        (39)      --       (2,550)
     Mortgage-backed securities available for sale, at fair value ...........       (422)       338       (344)
---------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss) ........................................        643      1,669     (5,054)
---------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ........................................................    $58,616    $46,903    $15,650
===============================================================================================================


Consolidated Statements of Stockholders' Equity

                                                                        Accumulated
                                                             Additional    Other
                                                     Common    Paid-in Comprehensive  Retained
(Dollars in Thousands, Except Per Share Data)         Stock    Capital    Income      Earnings      Total
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1995 .....................   $170    $22,696    $ 3,495     $357,711     $384,072
Cash dividends, $0.290 per share ..................    --        --         --         (8,147)      (8,147)
Three-for-two stock split effected in the form of a
    stock dividend ................................     85        (89)      --           --             (4)
Unrealized loss on securities available for sale ..    --        --       (5,054)        --         (5,054)
Net income ........................................    --        --         --         20,704       20,704
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1996 .....................    255     22,607     (1,559)     370,268      391,571
Cash dividends, $0.301 per share ..................    --        --         --         (8,454)      (8,454)
Stock dividend ....................................     13     23,012       --        (23,034)          (9)
Exercise of stock options .........................    --         335       --           --            335
Unrealized gain on securities available for sale ..    --        --        1,669         --          1,669
Net income ........................................    --        --         --         45,234       45,234
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 .....................    268     45,954        110      384,014      430,346
Cash dividends, $0.316 per share ..................    --        --         --         (8,889)      (8,889)
Stock dividend ....................................     13     45,702       --        (45,732)         (17)
Exercise of stock options .........................    --         510       --           --            510
Unrealized gain on securities available for sale ..    --        --          643         --            643
Net income ........................................    --        --         --         57,973       57,973
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 .....................   $281    $92,166    $   753     $387,366     $480,566
===========================================================================================================









See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                                 Years Ended December 31,
                                                                                        ------------------------------------------
(In Thousands)                                                                              1998           1997           1996
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................   $    57,973    $    45,234    $    20,704
   Adjustments activities:
     Depreciation and amortization ..................................................         7,052          9,389          8,279
     Provision (recovery) for losses on loans, real estate acquired in settlement
       of loans, investments in real estate and joint ventures and other assets .....        (1,017)         6,780          7,533
     Net gains on sales of loans and mortgage-backed securities, investment
       securities, real estate and other assets .....................................       (20,365)        (9,210)        (6,827)
     Interest capitalized on loans (negative amortization) ..........................       (18,953)       (12,885)        (9,388)
     Federal Home Loan Bank stock dividends .........................................        (2,728)        (2,638)        (2,301)
   Loans originated for sale ........................................................    (2,162,583)      (289,271)      (159,941)
   Proceeds from sales of loans originated for sale .................................     1,130,164        179,046        135,074
   Other, net .......................................................................         4,314          1,559          4,112
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ..............................................    (1,006,143)       (71,996)        (2,755)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Maturities of U.S. Treasury and agency obligations .............................        10,001          9,875           --
     Sales of investment securities available for sale ..............................        60,319           --          189,541
     Sales of mortgage-backed securities available for sale .........................       608,158         88,723         31,314
     Sales of loans held for investment .............................................          --          294,469           --
     Sales of wholly owned real estate and real estate acquired in settlement
       of loans .....................................................................        14,035         15,043         10,337
   Purchase of:
     U.S. Treasury securities and agency obligations ................................       (27,617)       (25,000)      (170,455)
     Mortgage-backed securities available for sale ..................................          --             --          (30,073)
     Loans receivable held for investment ...........................................        (7,463)       (35,828)          (223)
   Loans receivable originated held for investment (net of refinances of
     $39,794, $56,366, and $90,824 at December 31, 1998, 1997 and 1996, respectively)    (1,854,801)    (1,961,710)    (1,309,663)
   Principal payments on loans receivable held for investment and
     mortgage-backed securities available for sale ..................................     1,830,492      1,086,551        757,550
   Net change in undisbursed loan funds .............................................        43,222         13,356         12,147
   Proceeds from (Investments in) real estate held for investment ...................        (4,074)         5,115         (6,454)
   Other, net .......................................................................       (10,147)       (14,086)        (7,698)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ................................       662,125       (523,492)      (523,677)
----------------------------------------------------------------------------------------------------------------------------------














See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

                                                                                        Years Ended December 31,
                                                                                 --------------------------------------
(In Thousands)                                                                      1998         1997           1996
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ..................................................   $ 169,755    $ 696,876     $  382,881
   Net increase (decrease) in securities sold under agreements to repurchase .     (34,803)      34,803        (16,099)
   Proceeds from Federal Home Loan Bank advances .............................     857,200      872,900      1,018,700
   Repayments of Federal Home Loan Bank advances .............................    (514,646)    (907,325)      (852,532)
   Net increase (decrease) in other borrowings ...............................     (87,766)    (111,988)         9,058
   Proceeds from exercise of stock options ...................................         510          335           --
   Cash dividends ............................................................      (8,889)      (8,454)        (8,147)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ....................................     381,361      577,147        533,861
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................      37,343      (18,341)         7,429
Cash and cash equivalents at beginning of year ...............................      54,918       73,259         65,830
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $  92,261    $  54,918     $   73,259
=======================================================================================================================
Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
     Interest ................................................................   $ 266,407    $ 267,589     $  212,482
     Income taxes ............................................................      52,784       23,572         19,753
Supplemental disclosure of non-cash investing:
   Loans transferred from held for investment to held for sale ...............        --        290,558          1,791
   Loans transferred to held for investment from held for sale ...............       3,056         --             --
   Loans exchanged for mortgage-backed securities ............................     608,831       89,522         26,452
   Real estate acquired in settlement of loans ...............................      14,958       23,686         27,367
   Loans to facilitate the sale of real estate acquired in settlement of loans      14,084       21,919         23,356
=======================================================================================================================


























See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 1998, 1997, and 1996


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

     Downey is required to carry its loans held for sale portfolio, mortgage-backed securities available for sale portfolio, real estate acquired in settlement of loans, and real estate held for investment or under development at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset. Such estimates related to the mortgage-backed and investment securities portfolios include published bid prices or bid quotations received from securities dealers. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

     Mortgage-backed Securities Purchased Under Resale Agreements, U.S. Treasury Securities and Agency Obligations, Other Investment Securities, Municipal Securities and Mortgage-backed Securities

     Downey has established written guidelines and objectives for its investing activities. At the time of purchase of a mortgage-backed security purchased under resale agreement, U.S. Treasury security and agency obligation, other investment security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey's investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

     Held to Maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held to maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. It is the positive intent of Downey, and Downey has the ability, to hold these securities until maturity as part of its portfolio of long-term interest-earning assets. If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

     Available for Sale. Securities available for sale are carried at market value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity and, in the case of mortgage-backed securities, adjusted for anticipated prepayments. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

     Realized gains and losses on the sale of securities available for sale, determined using the specific identification method and recorded on a trade date basis, are reflected in earnings.

     Held for Trading. Securities held for trading are carried at market value. Realized and unrealized gains and losses are reflected in earnings.

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

     Gains or Losses On Sales of Loans and Mortgage Servicing Assets

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey adopted, effective January 1, 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125"). In accordance with SFAS

     125, Downey capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

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

     Per Share Information

     Downey adopted, effective December 31, 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

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

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 1998, such sales and purchase contracts amounted to approximately $622 million and $34 million, respectively. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

     This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that the financial impact of this statement will have a material impact on Downey.

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

     All assets subject to the Butterfield Assistance Agreement were sold or repurchased by the Federal Deposit Insurance Corporation ("FDIC") on December 29, 1995. By its terms the Butterfield Assistance Agreement terminated on March 31, 1997.

     The Butterfield Assistance Agreement provides broad authority to the FDIC to conduct audits. A compliance audit was competed by the FDIC for the period July 1, 1993 to June 30, 1996. A final post termination audit of the Butterfield Assistance Agreement by the FDIC remains to be completed.

(3)  U.S. TREASURY SECURITIES AND AGENCY OBLIGATIONS AVAILABLE FOR SALE

     The amortized cost and estimated market value of U.S. Treasury securities and agency obligations available for sale are summarized as follows:

                                                  Gross      Gross     Estimated
                                   Amortized   Unrealized  Unrealized    Market
     (In Thousands)                  Cost         Gains      Losses      Value
     ---------------------------------------------------------------------------
     December 31, 1998 ..........  $114,882      $1,193      $   14     $116,061
     ===========================================================================
     December 31, 1997 ..........  $160,089      $  441      $1,132     $159,398
     ===========================================================================

     The amortized cost and estimated market value of U.S. Treasury securities and agency obligations available for sale at December 31, 1998, by contractual maturity, are shown below.

                                                Amortized    Market
     (In Thousands)                                Cost      Value
     ---------------------------------------------------------------
     Due in one year or less .................   $   --     $   --
     Due after one year through five years (1)    114,882    116,061
     ---------------------------------------------------------------
        Total ................................   $114,882   $116,061
     ===============================================================

        (1) No investment matures beyond five years.

     Proceeds, gross realized gains and losses on the sales of U.S. Treasury securities and agency obligations available for sale are summarized as follows:

     (In Thousands)            1998      1997       1996
     -------------------------------------------------------
     Proceeds ............   $60,319   $   --     $189,541
     =======================================================
     Gross realized gains    $    68   $   --     $  4,578
     =======================================================
     Gross realized losses   $  --     $   --     $    105
     =======================================================

     Net unrealized gains on investment securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $1.2 million, or $0.7 million net of income taxes, at December 31, 1998, compared to net unrealized losses of $0.7 million, or $0.4 million net of income taxes, at December 31, 1997.

(4) LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER INVESTMENT SECURITIES HELD TO MATURITY

     Loans and Mortgage-backed Securities Purchased Under Resale Agreements

     There were no loans or mortgage-backed securities purchased under resale agreements at December 31, 1998 or 1997. The average interest rate and balance was 5.67% and $73 million, respectively, during 1998, and 5.72% and $8 million, respectively, during 1997. The maximum amount outstanding at any month-end during 1998 and 1997 was $110 million and $20 million, respectively.

     Municipal Securities Held to Maturity

     The amortized cost and estimated market value of municipal securities held to maturity are summarized as follows:

                                         Gross       Gross   Estimated
                           Amortized  Unrealized  Unrealized   Market
     (In Thousands)           Cost       Gains      Losses      Value
     -----------------------------------------------------------------
     December 31, 1998 ....  $6,764     $    --       $19      $6,745
     =================================================================
     December 31, 1997 ....  $6,885     $    --       $20      $6,865
     =================================================================

     The investment at December 31, 1998 and 1997 represents an industrial revenue bond on which the interest income is not subject to federal income taxes and matures in 2015.

(5)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market value of the mortgage-backed securities available for sale are summarized as follows:

                                               Gross      Gross     Estimated
                                 Amortized  Unrealized  Unrealized    Market
     (In Thousands)                 Cost       Gains      Losses       Value
     ------------------------------------------------------------------------
     December 31, 1998:
        GNMA certificates .....   $ 7,027      $  309     $ --       $ 7,336
        FNMA certificates .....       145           6       --           151
        FHLMC certificates ....    13,668        --           6       13,662
        Non-agency certificates    11,164           1       168       10,997
     ------------------------------------------------------------------------
           Total ..............   $32,004      $  316     $ 174      $32,146
     ========================================================================
     December 31, 1997:
        GNMA certificates .....   $ 9,623      $  459     $ --       $10,082
        FNMA certificates .....       201           9       --           210
        FHLMC certificates ....    19,659        --         163       19,496
        Non-agency certificates    18,933         583         5       19,511
     ------------------------------------------------------------------------
           Total ..............   $48,416      $1,051     $ 168      $49,299
     ========================================================================

     Net unrealized gains on mortgage-backed securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $0.1 million, or $81,400 net of income taxes, at December 31, 1998. At December 31, 1997, net unrealized gains were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $0.9 million, or $0.5 million net of income taxes.

     Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

     (In Thousands)            1998       1997      1996
     ----------------------------------------------------
     Proceeds ............   $608,158   $88,723   $31,314
     ====================================================
     Gross realized gains    $  3,490   $   728   $   809
     ====================================================
     Gross realized losses   $  3,814   $   928   $   221
     ====================================================

(6)  LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                       December 31,
                                                                --------------------------
     (In Thousands)                                                1998           1997
     -------------------------------------------------------------------------------------
     Held for investment:
        Loans secured by real estate:
           Residential:
             One-to-four units .............................    $4,047,182     $4,358,475
             One-to-four units - subprime ..................       588,951        249,070
             Five or more units ............................        40,029         38,278
           Commercial real estate ..........................       140,790        202,425
           Construction ....................................       127,761         70,865
           Land ............................................        44,859         25,687
        Non-mortgage:
           Commercial ......................................        28,293         26,024
           Automobile ......................................       357,988        342,326
           Other consumer ..................................        41,894         47,735
     -------------------------------------------------------------------------------------
             Total loans receivable held for investment ....     5,417,747      5,360,885
        Less:
           Undisbursed loan funds ..........................      (108,414)       (64,884)
           Net deferred costs and premiums .................        31,021         18,088
           Allowance for estimated losses ..................       (31,517)       (32,092)
     -------------------------------------------------------------------------------------
             Total loans receivable held for investment, net    $5,308,837     $5,281,997
     =====================================================================================
     Held for sale:
        Loans secured by residential one-to-four units .....    $  447,382     $   35,100
     =====================================================================================

     Over 99% of the real estate securing Downey's loans is located in California.

     A summary of activity in the allowance for loan losses for loans receivable held for investment during 1998, 1997 and 1996 follows:

                                                                                               Not
                                                   Real                            Other  Specifically
     (In Thousands)                               Estate  Commercial  Automobile  Consumer  Allocated    Total
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995 ...........    $22,913     $ 259     $   849     $1,122     $2,800    $27,943
     Provision for (reduction of) loan losses      3,874        92       5,245        (74)      --        9,137
     Charge-offs ............................     (5,200)     (115)     (2,096)      (249)      --       (7,660)
     Recoveries .............................        366      --           305          3       --          674
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ...........     21,953       236       4,303        802      2,800     30,094
     Provision for (reduction of) loan losses        207       (40)      8,181        292       --        8,640
     Charge-offs ............................     (2,389)     --        (5,109)      (275)      --       (7,773)
     Recoveries .............................        485      --           641          5       --        1,131
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ...........     20,256       196       8,016        824      2,800     32,092
     Provision for (reduction of) loan losses     (1,480)       22       5,287         70       --        3,899
     Charge-offs ............................     (1,103)     --        (6,118)      (151)      --       (7,372)
     Recoveries .............................      1,735      --         1,159          4       --        2,898
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998 ...........    $19,408     $ 218     $ 8,344     $  747     $2,800    $31,517
     ===========================================================================================================

     Net charge-offs represented 0.09%, 0.13% and 0.16% of average loans for 1998, 1997 and 1996, respectively.

     All impaired loans at December 31, 1998 and 1997 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances, and impaired loans without specific allowances.

                                              Net         Specific       Net
     (In Thousands)                      Carrying Value   Allowance    Balance
     -------------------------------------------------------------------------
     December 31, 1998:
        Loans with specific allowances ..   $  --        $  --        $  --
        Loans without specific allowances    13,302         --         13,302
     -------------------------------------------------------------------------
        Total impaired loans ............   $13,302      $  --        $13,302
     =========================================================================
     December 31, 1997:
        Loans with specific allowances ..   $  --        $  --        $  --
        Loans without specific allowances    13,798         --         13,798
     -------------------------------------------------------------------------
        Total impaired loans ............   $13,798      $  --        $13,798
     =========================================================================

     The average recorded investment in impaired loans during 1998 totaled $14 million and $15 million in 1997. During 1998, total interest recognized on the impaired loan portfolio, on a cash basis, was $2.0 million, unchanged from 1997.

     The combined weighted average interest yield on loans receivable held for investment and sale was 7.73% and 7.96% as of December 31, 1998 and 1997, respectively, and averaged 7.89%, 7.81% and 7.72% during 1998, 1997 and 1996, respectively.

     The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $22 million and $42 million as of December 31, 1998 and 1997, respectively. There were no troubled debt restructurings on accrual status as of December 31, 1998 and 1997.

     Interest due on non-accrual loans but excluded from interest income was approximately $0.5 million for 1998, $1.8 million for 1997 and $4.1 million for 1996.

     Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates ("related parties") on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. Those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 1998 and 1997, the Bank had extended loans to certain directors, executive officers and their associates totaling $26 million and $27 million, respectively. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 1998 and 1997:

     (In Thousands)                      1998        1997
     ------------------------------------------------------
     Balance at beginning of period    $27,094     $28,835
     Additions ....................       --         3,857
     Repayments ...................     (1,331)     (5,598)
     ------------------------------------------------------
     Balance at end of period .....    $25,763     $27,094
     ======================================================

(7)  LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $1.0 billion and $613 million at December 31, 1998 and 1997, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $3 million and $2 million at December 31, 1998 and 1997, respectively.

     Mortgage servicing rights of $7.3 million, $1.2 million and $1.0 million related to loans sold with servicing rights retained were capitalized in 1998, 1997 and 1996, respectively. Mortgage servicing rights have been written down to their fair value of $7.8 million, $2.0 million and $1.2 million at December 31, 1998, 1997 and 1996, respectively. Amortization of mortgage servicing rights was $0.7 million in 1998, $0.3 million in 1997 and $0.2 million in 1996.

     A summary of activity in the allowance for mortgage servicing rights during 1998, 1997 and 1996 is as follows:

     (In Thousands)                     1998      1997     1996
     -----------------------------------------------------------
     Balance at beginning of period    $  206    $ 101    $--
     Additions ....................     1,350      249      129
     Reductions ...................      (581)    (144)     (28)
     Impairment write-down ........      (511)    --       --
     -----------------------------------------------------------
     Balance at end of period .....    $  464    $ 206    $ 101
     ===========================================================

(8)  INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Investments in real estate and joint ventures are summarized as follows:

                                                                           December 31,
                                                                       --------------------
     (In Thousands)                                                      1998        1997
     --------------------------------------------------------------------------------------
     Gross investments in real estate .............................    $57,084    $ 63,321
     Accumulated depreciation .....................................     (9,215)     (9,432)
     Allowance for estimated losses ...............................     (6,305)    (19,617)
     --------------------------------------------------------------------------------------
        Investments in real estate (1) ............................     41,564      34,272
     --------------------------------------------------------------------------------------
     Investments in and interest bearing advances to joint ventures      9,295       8,711
     Joint venture valuation allowance ............................     (1,412)     (1,627)
     --------------------------------------------------------------------------------------
        Investments in joint ventures .............................      7,883       7,084
     --------------------------------------------------------------------------------------
        Total investments in real estate and joint ventures .......    $49,447    $ 41,356
     ======================================================================================

     (1) Includes $0.4 million at December 31, 1997, associated with three single family housing developments which are joint ventures for legal purposes. They are reported as wholly owned for financial reporting purposes because DSL Service Company assumed operating control effective in the fourth quarter of 1993.

     The table set forth below describes the type, location, and amount invested in real estate and joint ventures, net of specific valuation allowances of $6 million and general valuation allowances of $1 million, at December 31, 1998:

     (In Thousands)                                            California  Arizona  Other    Total
     -----------------------------------------------------------------------------------------------
     Shopping centers ......................................    $14,675    $14,532   $--    $29,207
     Office buildings ......................................        695        281    --        976
     Residential ...........................................      5,362       --      --      5,362
     Land ..................................................     14,761        176    459    15,396
     -----------------------------------------------------------------------------------------------
        Total real estate before general valuation allowance    $35,493    $14,989   $459   $50,941
     -----------------------------------------------------------------------------------------------
     General valuation allowance ...........................                                 (1,494)
     -----------------------------------------------------------------------------------------------
     Net investment in real estate and joint ventures ......                                $49,447
     ===============================================================================================

     A summary of real estate and joint venture operations included in Downey's results of operations follows:

     (In Thousands)                                              1998        1997       1996
     -----------------------------------------------------------------------------------------
     Wholly owned operations:
        Rental operations:
           Rental income ..................................    $ 5,189     $ 4,689    $ 4,649
           Costs and expenses .............................     (1,466)     (2,372)    (2,232)
     -----------------------------------------------------------------------------------------
             Net rental operations ........................      3,723       2,317      2,417
        Net gains on sales of real estate .................      2,557       2,904        392
        Reduction of losses on real estate ................      5,081         985      1,263
     -----------------------------------------------------------------------------------------
           Total wholly owned operations ..................     11,361       6,206      4,072
     -----------------------------------------------------------------------------------------
     Joint venture operations:
        Equity in net income from joint ventures ..........      9,203       3,931         55
        Reduction of losses provided by DSL Service Company        215       2,205      2,043
     -----------------------------------------------------------------------------------------
           Net joint venture operations ...................      9,418       6,136      2,098
     Interest from joint venture advances .................      1,584       1,880      2,071
     -----------------------------------------------------------------------------------------
        Total joint venture operations ....................     11,002       8,016      4,169
     -----------------------------------------------------------------------------------------
           Total ..........................................    $22,363     $14,222    $ 8,241
     =========================================================================================

     Activity in the allowance for losses on real estate and investments in joint ventures for 1998, 1997 and 1996 is as follows:

                                                    Real Estate  Commercial   Residential
                                                     Held for   Real Estate   Real Estate  Investments
                                                     or Under     Held for      Held for     In Joint
     (In Thousands)                                 Development  Investment    Investment    Ventures       Total
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995 ................   $ 5,967      $ 6,683       $11,859      $ 9,829       $34,338
     Provision for (reduction of) estimated losses        50       (1,567)          254       (2,043)       (3,306)
     Charge-offs .................................      (680)        --            (272)         (83)       (1,035)
     Recoveries ..................................      --           --            --             74            74
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ................     5,337        5,116        11,841        7,777        30,071
     Provision for (reduction of) estimated losses       492       (1,403)          (74)      (2,205)       (3,190)
     Charge-offs .................................      --         (1,692)         --         (3,945)       (5,637)
     Recoveries ..................................      --           --            --           --            --
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ................     5,829        2,021        11,767        1,627        21,244
     Provision for (reduction of) estimated losses        33         (427)       (4,687)        (215)       (5,296)
     Charge-offs .................................    (1,151)        --          (7,080)        --          (8,231)
     Recoveries ..................................      --           --            --           --            --
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998 ................   $ 4,711      $ 1,594       $  --        $ 1,412       $ 7,717
     ==============================================================================================================

     Condensed financial information of joint ventures reported on the equity method is as follows:

     Condensed Combined Balance Sheets - Joint Ventures

                                                                        December 31,
                                                                   ---------------------
     (In Thousands)                                                   1998        1997
     -----------------------------------------------------------------------------------
     ASSETS
     Cash ......................................................   $  2,776    $  1,703
     Projects under development ................................     18,526         964
     Completed projects ........................................     31,372      64,138
     Other assets ..............................................      3,509       5,057
     -----------------------------------------------------------------------------------
                                                                   $ 56,183    $ 71,862
     ===================================================================================
     LIABILITIES AND EQUITY
     Liabilities:
        Notes payable to the Bank ..............................   $ 46,544    $ 52,992
        Notes payable to others ................................      3,633      13,858
        Other ..................................................      6,996       9,940
     Equity (deficit):
        DSL Service Company (1) ................................      7,883       7,084
        Allowance for losses recorded by DSL Service Company (2)      1,412       1,627
        Other partners' (2) ....................................    (10,285)    (13,639)
     -----------------------------------------------------------------------------------
          Net deficit ..........................................       (990)     (4,928)
     -----------------------------------------------------------------------------------
                                                                   $ 56,183    $ 71,862
     ===================================================================================

     (1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.

     (2) The aggregate other partners' deficit of $10 million and $14 million at December 31, 1998 and 1997, respectively, represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. Those allowances totaled $1 million and $2 million at December 31, 1998 and 1997, respectively. At December 31, 1998, the fair value of the real estate assets of certain joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment and provide a profit to the partners. Thus, the other partners' deficit of $10 million and $14 million at December 31, 1998 and 1997, respectively, exceeds the amount of aforementioned valuation allowances established of $1 million and $2 million at December 31, 1998 and 1997, respectively.

     Condensed Combined Statements of Operations - Joint Ventures

     (In Thousands)                                           1998        1997        1996
     ---------------------------------------------------------------------------------------
     Real estate sales:
         Sales .........................................   $ 59,095    $ 82,696    $  2,901
         Cost of sales .................................    (39,261)    (72,255)     (1,401)
     ---------------------------------------------------------------------------------------
          Net gains on sales ...........................     19,834      10,441       1,500
     ---------------------------------------------------------------------------------------
     Rental operations:
         Rental income .................................      6,252       8,280      13,674
         Operating expenses ............................     (2,409)     (1,729)     (1,781)
         Interest, depreciation and other expenses .....     (5,271)     (9,130)    (14,784)
     ---------------------------------------------------------------------------------------
          Net loss on rental operations ................     (1,428)     (2,579)     (2,891)
     ---------------------------------------------------------------------------------------
     Net income (loss) .................................     18,406       7,862      (1,391)
     Less other partners' share of net income (loss) ...      9,203       3,931      (1,446)
     ---------------------------------------------------------------------------------------
     DSL Service Company's share of net income .........      9,203       3,931          55
     Reduction of losses provided by DSL Service Company        215       2,205       2,043
     ---------------------------------------------------------------------------------------
     DSL Service Company's share of net income .........   $  9,418    $  6,136    $  2,098
     =======================================================================================

(9)  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     The type and amount of real estate acquired in settlement of loans is summarized as follows:

                                                                     December 31,
                                                                  -------------------
     (In Thousands)                                                1998        1997
     --------------------------------------------------------------------------------
     One-to-four unit residential ............................    $5,008     $ 9,295
     Commercial shopping centers .............................      --           477
     Land ....................................................      --           693
     --------------------------------------------------------------------------------
        Total real estate acquired in settlement of loans ....     5,008      10,465
     Allowance for estimated losses ..........................      (533)       (839)
     --------------------------------------------------------------------------------
        Total real estate acquired in settlement of loans, net    $4,475     $ 9,626
     ================================================================================

     A summary of net operation of real estate acquired in settlement of loans included in Downey's results of operations follows:

     (In Thousands)                                                       1998       1997       1996
     -------------------------------------------------------------------------------------------------
     Net gains on sales (1) .........................................   $(1,417)   $(1,299)    $ (389)
     Net operating expense ..........................................     1,222      1,376      1,298
     Provision for estimated losses .................................       455      1,107      1,658
     -------------------------------------------------------------------------------------------------
        Net operations of real estate acquired in settlement of loans   $   260    $ 1,184     $2,567
     =================================================================================================

     (1) Includes $1.1 million in 1997 associated with the sale of a shopping center.

     Activity in the allowance for estimated losses on real estate acquired through foreclosure for 1998, 1997 and 1996 is as follows:

     (In Thousands)                    1998      1997       1996
     -------------------------------------------------------------
     Balance at beginning of period   $ 839    $ 1,078    $ 1,217
     Provision ....................     455      1,107      1,658
     Charge-offs ..................    (761)    (1,346)    (1,797)
     -------------------------------------------------------------
     Balance at end of period .....   $ 533    $   839    $ 1,078
     =============================================================

(10) PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                       December 31,
                                                  ----------------------
     (In Thousands)                                 1998         1997
     -------------------------------------------------------------------
     Land ....................................    $ 24,471     $ 23,413
     Building and improvements ...............      88,384       86,444
     Furniture, fixtures and equipment .......      52,080       46,970
     Construction in progress ................         196          705
     Other ...................................          62           76
     -------------------------------------------------------------------
        Total premises and equipment .........     165,193      157,608
     Accumulated depreciation and amortization     (61,214)     (55,707)
     -------------------------------------------------------------------
        Total premises and equipment, net ....    $103,979     $101,901
     ===================================================================

     Downey has commitments under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period. Rental expense was $1.7 million in 1998, $1.4 million in 1997 and $0.8 million in 1996. The following table summarizes future minimum rental commitments under noncancelable leases.

     (In Thousands)
     ----------------------------------------------------------
     1999 ............................................   $1,662
     2000 ............................................    1,364
     2001 ............................................    1,022
     2002 ............................................      586
     2003 ............................................      465
     Thereafter (1) ..................................      398
     ----------------------------------------------------------
        Total future lease commitments                   $5,497
     ==========================================================

     (1) There are no lease commitments beyond the year 2009 though options to renew at that time are available.

(11) FEDERAL HOME LOAN BANK STOCK

     The Bank's required investment in FHLB stock, based on December 31, 1998 financial data, was $52 million. The investment in FHLB stock amounted to $49 million and $44 million at December 31, 1998 and 1997, respectively. The Bank received a $1 million stock dividend and will purchase additional stock amounting to $2 million in the first quarter of 1999 thereby increasing the Bank's investment to the required amount.

(12) OTHER ASSETS

     Other assets are summarized as follows:

                                                          December 31,
                                                       -----------------
     (In Thousands)                                      1998      1997
     -------------------------------------------------------------------
     Accounts receivable ...........................   $ 4,151   $ 3,798
     Accrued interest receivable:
        Loans ......................................    27,949    27,279
        Mortgage-backed securities .................       182       281
        Investment securities ......................     2,618     2,824
     Prepaid expenses ..............................    10,172     8,598
     Excess of purchase price over fair value of
        assets acquired and liabilities assumed, net     4,543     5,054
     Core deposit premium ..........................      --         214
     Mortgage servicing rights, net ................     7,793     1,955
     Repossessed automobiles, net ..................       569       795
     Other .........................................     1,660       462
     -------------------------------------------------------------------
        Total other assets .........................   $59,637   $51,260
     ===================================================================

(13) DEPOSITS

     Deposits are summarized as follows:

                                                            December 31,
                                          ---------------------------------------------
                                                  1998                    1997
                                          ---------------------------------------------
                                          Weighted                Weighted
                                           Average                 Average
     (Dollars in Thousands)                 Rate       Amount       Rate       Amount
     ----------------------------------------------------------------------------------
     Transaction accounts (1) .........     2.30%    $1,238,062     2.15%    $  935,869
     Certificates of deposit:
        Less than 3.00% ...............     2.62         25,126     2.64         30,623
        3.00-3.49 .....................     3.01            593     3.02            766
        3.50-3.99 .....................     3.88         51,474        -           --
        4.00-4.49 .....................     4.39        428,316     4.31         60,095
        4.50-4.99 .....................     4.80        668,204     4.87         40,356
        5.00-5.99 .....................     5.53      2,421,333     5.63      2,896,291
        6.00-6.99 .....................     6.06        204,065     6.06        901,920
        7.00 and greater ..............     7.24          2,560     7.22          4,058
     ----------------------------------------------------------------------------------
          Total certificates of deposit     5.26      3,801,671     5.68      3,934,109
     ----------------------------------------------------------------------------------
          Total deposits ..............     4.53%    $5,039,733     5.00%    $4,869,978
     ==================================================================================

     (1)  Included  in  these  amounts  is $155  million  and  $107  million  of
          non-interest   bearing   accounts  at  December  31,  1998  and  1997,
          respectively

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $1.3 billion and $1.1 billion at December 31, 1998 and 1997, respectively.

     At December 31, 1998, scheduled maturities of certificates of deposit are as follows:

                                                       Weighted
     (Dollars in Thousands)                          Average Rate     Amount
     -------------------------------------------------------------------------
     1999 ............................................    5.26      $3,419,719
     2000 ............................................    5.23         309,909
     2001 ............................................    5.69          29,000
     2002 ............................................    5.88          19,863
     2003 ............................................    5.37          21,540
     Thereafter ......................................    4.96           1,640
     -------------------------------------------------------------------------
        Total ........................................    5.26      $3,801,671
     =========================================================================

     The weighted average cost of deposits averaged 4.87%, 4.96% and 4.74% during 1998, 1997 and 1996, respectively.

     As of December 31, 1998 and 1997, public funds of approximately $5 million and $6 million, respectively, are secured by mortgage loans with a carrying value of approximately $7 million and $9 million, respectively.

     Interest expense on deposits by type is summarized as follows:

     (In Thousands)                       1998      1997      1996
     ---------------------------------------------------------------
     Transaction accounts ............  $ 22,866  $ 18,239  $ 16,087
     Certificate accounts ............   225,471   209,282   168,315
     ---------------------------------------------------------------
        Total deposit interest expense  $248,337  $227,521  $184,402
     ===============================================================

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $2 million at both December 31, 1998 and 1997.

(14) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

     (Dollars in Thousands)                                         1998      1997      1996
     -----------------------------------------------------------------------------------------
     Balance at year end .......................................  $  --     $34,803   $  --
     Average balance outstanding during the year ...............    1,877     4,029    11,761
     Maximum amount outstanding at any month-end during the year   50,088    34,803    70,015
     Weighted average interest rate during the year ............     5.90%     5.61%     5.19%
     Weighted average interest rate at year end ................     --        6.65      --
     As of year end secured by:
        U.S. Treasury note .....................................  $  --     $34,798   $  --
     =========================================================================================

     The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

(15) FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are summarized as follows:

     (Dollars in Thousands)                                         1998       1997       1996
     --------------------------------------------------------------------------------------------
     Balance at year end .......................................  $695,012   $352,458   $386,883
     Average balance outstanding during the year ...............   247,521    444,408    266,252
     Maximum amount outstanding at any month-end during the year   695,012    550,736    397,147
     Weighted average interest rate during the year ............      5.85%      6.02%      5.85%
     Weighted average interest rate at year end ................      5.47       6.11       5.80
     As of year end secured by:
        Loans receivable .......................................  $789,588   $368,480   $345,463
        Mortgage-backed securities .............................      --       25,527     31,651
        FHLB stock .............................................      --         --       41,447
     ============================================================================================

     In addition to the collateral securing existing advances, Downey had an additional $227 million in loans available as collateral for any future advances as of December 31, 1998.

     FHLB advances have the following maturities at December 31, 1998:

     (In Thousands)
     ----------------------------------------------------------------------
     1999 .......................................................  $163,105
     2000 .......................................................    28,796
     2001 .......................................................    16,056
     2002 .......................................................    55,921
     2003 .......................................................       134
     Thereafter .................................................   431,000
     ----------------------------------------------------------------------
        Total ...................................................  $695,012
     ======================================================================

(16) COMMERCIAL PAPER

     Commercial paper borrowings are summarized as follows:

     (Dollars in Thousands)                                         1998       1997       1996
     --------------------------------------------------------------------------------------------
     Balance at year end .......................................  $   --     $ 83,811   $198,113
     Average balance outstanding during the year ...............    30,589    182,296    174,739
     Maximum amount outstanding at any month-end during the year   103,749    272,818    198,113
     Weighted average interest rate during the year ............      6.32%      5.75%      5.74%
     Weighted average interest rate at end of year .............         -       5.61       5.45

     As of year end secured by:
        FHLB Letter of Credit ..................................   $  --     $300,000   $200,000
     ============================================================================================

     The commercial paper program was discontinued during 1998.

(17) OTHER BORROWINGS

     Other borrowings are summarized as follows:

                                                                                 December 31,
                                                                               ---------------
     (Dollars In Thousands)                                                     1998     1997
     -----------------------------------------------------------------------------------------
     Long-term  notes  payable to banks,  secured by real estate and mortgage loans with a carrying value of $13,319 at December 31, 1998,  bearing interest rates from 7.50% to 9.21%  .................................  $8,708  $12,663
     =========================================================================================

     Other borrowings have the following maturities at December 31, 1998:

     (In Thousands)
     ----------------------------------------------------------------------
     1999 ........................................................   $2,775
     2000 ........................................................    2,403
     2001 ........................................................      687
     2002 ........................................................      546
     2003 ........................................................      599
     Thereafter ..................................................    1,698
     ----------------------------------------------------------------------
        Total ....................................................   $8,708
     ======================================================================

(18) INCOME TAXES

     Income taxes are summarized as follows:

     (In Thousands)                                   1998       1997      1996
     ---------------------------------------------------------------------------
     Federal:
          Current ...............................   $38,474    $26,681   $ 8,310
          Deferred ..............................    (5,848)      (886)    3,317
     ---------------------------------------------------------------------------
                                                    $32,626    $25,795   $11,627
     ===========================================================================
     State:
          Current ...............................   $10,955    $ 7,373   $ 2,602
          Deferred ..............................      (413)     1,032     1,521
     ---------------------------------------------------------------------------
                                                    $10,542    $ 8,405   $ 4,123
     ===========================================================================
     Total:
          Current ...............................   $49,429    $34,054   $10,912
          Deferred ..............................    (6,261)       146     4,838
     ---------------------------------------------------------------------------
             Total ..............................   $43,168    $34,200   $15,750
     ===========================================================================

     Current income taxes payable were $8 million and $11 million at December 31, 1998 and 1997, respectively.

     Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax bases of assets:

                                                                     December 31,
                                                                 --------------------
     (In Thousands)                                                1998       1997
     --------------------------------------------------------------------------------
     Deferred tax liabilities:
         Tax reserves in excess of base year ..................  $ 16,438   $ 21,095
         Deferred loan fees ...................................      --       19,498
         Equity in joint ventures .............................     4,783      7,260
         FHLB stock dividends .................................     5,607      5,600
         Installment sales ....................................       268      5,011
         Depreciation on premises and equipment ...............     3,812      4,497
         Capitalized interest .................................       978      1,530
         Accrual to cash adjustment ...........................       164        259
         Unrealized gains on investment securities (1) ........       568         86
         SAIF insurance premiums ..............................        86         62
         Other deferred income items ..........................        18         54
     --------------------------------------------------------------------------------
                                                                   32,722     64,952
     --------------------------------------------------------------------------------
     Deferred tax assets:
         Loan valuation allowances, net of bad debt charge-offs   (14,447)   (32,875)
         Real estate and joint venture valuation allowances ...    (4,010)   (15,190)
         California franchise tax .............................    (3,704)    (2,941)
         Deferred compensation ................................    (1,924)    (1,899)
         Deferred loan fees ...................................    (1,564)      --
         Mark to market adjustment on loans held for sale .....      (923)      (217)
         Interest expense on deferred gain ....................      --         (131)
         Other deferred expense items .........................      (739)      (512)
     --------------------------------------------------------------------------------
                                                                  (27,311)   (53,765)
     Deferred tax assets valuation allowance ..................      --         --
     --------------------------------------------------------------------------------
     Net deferred tax liability ...............................  $  5,411   $ 11,187
     ================================================================================

     (1)  Generally  accepted  accounting  principles  require the tax effect of unrealized gains and losses on securities available for sale to be reported as a separate component of stockholders' equity as accumulated other comprehensive income.

     A reconciliation of income taxes (benefits) to the expected statutory federal corporate income taxes follows:

                                                              1998                 1997                 1996
                                                       ------------------------------------------------------------
     (Dollars in Thousands)                             Amount    Percent    Amount    Percent    Amount    Percent
     --------------------------------------------------------------------------------------------------------------
     Expected statutory income taxes ...............   $35,399     35.0%    $27,802     35.0%    $12,759     35.0%
     California franchise tax, net of federal income
        tax benefit ................................     6,880      6.8       5,461      6.9       2,680      7.4
     Increase (decrease) resulting from:
        Amortization of goodwill ...................       253      0.3         291      0.4         295      0.8
        Interest on municipal bonds ................      (107)    (0.1)       (103)    (0.1)       (103)    (0.3)
        Other ......................................       743      0.7         749      0.9         119      0.3
     --------------------------------------------------------------------------------------------------------------
     Income taxes ..................................   $43,168     42.7%    $34,200     43.1%    $15,750     43.2%
     ==============================================================================================================

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts by savings institutions for years beginning after 1995. Under prior law, savings associations calculated additions to reserves using either a percentage-of-taxable-income or historical loan loss experience. The new law allows deductions for bad debts only when such debts are actually charged off against income (the "specific charge-off" method). Downey calculated its bad debt deduction for 1998, 1997 and 1996 under the specific charge-off method.

     Downey made income tax payments, net of refunds, amounting to $52.8 million, $23.6 million, and $19.8 million in 1998, 1997 and 1996, respectively.

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1995. Adjustments totaling $15 million proposed by the Internal Revenue Service relating to the sale and leaseback of computer equipment in 1990 have been protested by Downey, and are currently moving through the government appeals process. Downey believes that substantial legal authority exists for the positions taken on the tax returns and intends to vigorously defend those positions, and that adequate provisions have been provided for the potential exposure. Tax years subsequent to 1995 remain open to review by federal and state tax authorities.

(19) STOCKHOLDERS' EQUITY

     Regulatory Capital

     Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 1998 and 1997.

                                                                                   To Be Well
                                                                                Capitalized Under
                                                             For Capital        Prompt Corrective
                                           Actual         Adequacy Purposes     Action Provisions
                                      ----------------   -------------------   --------------------
     (Dollars in Thousands)            Amount    Ratio    Amount    Ratio       Amount    Ratio
     ----------------------------------------------------------------------------------------------
     1998
         Risk-based capital
           (to risk-weighted assets)  $454,960   12.88%  $282,556   8.00%      $353,195   10.00%
         Core capital
           (to adjusted assets) ....   423,693    6.83    186,107   3.00        310,178    5.00
         Tangible capital
           (to adjusted assets) ....   423,693    6.83     93,053   1.50           --         - (1)
         Tier I capital
           (to risk-weighted assets)   423,693   12.00       --        - (1)    211,917    6.00
     ==============================================================================================
     1997
         Risk-based capital
           (to risk-weighted assets)  $413,392   12.64%  $261,567   8.00%      $326,959   10.00%
         Core capital
           (to adjusted assets) ....   381,679    6.61    173,229   3.00        288,715    5.00
         Tangible capital
           (to adjusted assets) ....   381,679    6.61     86,614   1.50           --         - (1)
         Tier I capital
           (to risk-weighted assets)   381,679   11.67       --        - (1)    196,175    6.00
     ==============================================================================================

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

     As of December 31, 1998, the Bank had the capacity to declare dividends totaling $88 million under the safe-harbor limitations.

     Stock Dividend

     On April 22, 1998, the Board of Directors declared a five percent stock dividend on Downey's common stock payable on May 22, 1998 to stockholders of record on May 7, 1998. The stock dividend resulted in the issuance of 1,337,271 shares and the par value of the common stock remained at $0.01. Accordingly, $13,000 and $45,702,000 were transferred from retained earnings to common stock and additional paid-in-capital, respectively. All share and per share data, including stock option plan information, have been restated to reflect this distribution.

     Employee Stock Option Plans

     During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank's common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank's common stock.

     During 1998, options to purchase 120,335 shares were granted under the LTIP, while in 1997 no options were granted.

     Options outstanding under the LTIP at December 31, 1998 and 1997 are summarized as follows:

                                                     Outstanding Options
                                                    --------------------
                                                      Number     Average
                                                        of       Option
                                                      Shares      Price
     -------------------------------------------------------------------
     December 31, 1995 ...........................   360,523      $12.74
     Options granted .............................    16,538       15.42
     Options canceled and exercised ..............   (33,902)      13.23
     -------------------------------------------------------------------
     December 31, 1996 ...........................   343,159       12.82
     Options granted .............................      --             -
     Options canceled and exercised ..............  (199,273)      12.40
     -------------------------------------------------------------------
     December 31, 1997 ...........................   143,886       13.40
     Options granted .............................   120,335       25.44
     Options canceled and exercised ..............   (44,770)      13.28
     -------------------------------------------------------------------
     December 31, 1998 ...........................   219,451      $20.03
     ===================================================================

     Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

     At December 31, 1998, 78,439 options were exercisable at a weighted average option price per share of $13.26, with 127,722 shares available for future grants under the LTIP. At December 31, 1997 and 1996, exercisable options of 76,692 and 146,768, respectively, were exercisable at a weighted average option price per share of $13.21 and $12.61, respectively.

     Downey measures its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for Downey's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1996, Downey's net income and income per share would have been reduced to the pro forma amounts indicated below:

     (In Thousands, Except Per Share Data)             1998      1997     1996
     ---------------------------------------------------------------------------
     Net income:
          As reported ............................   $57,973   $45,234   $20,704
          Pro forma ..............................    57,954    45,195    20,673
     Earnings per share - Basic:
          As reported ............................     $2.06     $1.61     $0.74
          Pro forma ..............................      2.06      1.61      0.74
     Earnings per share - Diluted:
          As reported ............................      2.05      1.61      0.74
          Pro forma ..............................      2.05      1.61      0.74
     ===========================================================================

     The weighted average fair value at date of grant of options granted was $7.77 and $3.71 per option during 1998 and 1996, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      1998    1997 (1)    1996
     --------------------------------------------------------------------------
     Expected life (years) .......................    3.11       -        3.79
     Interest rate ...............................    4.65%      -%       6.08%
     Volatility ..................................   40.31       -       24.58
     Dividend yield ..............................    1.23       -        1.88
     ==========================================================================

     (1)  No options were granted during the period.

(20) EARNINGS PER SHARE

     A reconciliation of the components used to derive basic and diluted earnings per share for 1998, 1997 and 1996 follows:

                                                       Net    Weighted Average  Per-Share
     (Dollars in Thousands, Except Per Share Data)   Income  Shares Outstanding   Amount
     ------------------------------------------------------------------------------------
     1998:
        Basic earnings per share .................   $57,973     28,111,855       $2.06
        Effect of dilutive stock options .........      --           64,388        0.01
     ------------------------------------------------------------------------------------
        Diluted earnings per share ...............   $57,973     28,176,243       $2.05
     ====================================================================================
     1997:
        Basic earnings per share .................   $45,234     28,076,556       $1.61
        Effect of dilutive stock options .........      --           63,644           -
     ------------------------------------------------------------------------------------
        Diluted earnings per share ...............   $45,234     28,140,200       $1.61
     ====================================================================================
     1996:
        Basic earnings per share .................   $20,704     28,068,104       $0.74
        Effect of dilutive stock options .........      --           35,187           -
     ------------------------------------------------------------------------------------
        Diluted earnings per share ...............   $20,704     28,103,291       $0.74
     ====================================================================================

(21) EMPLOYEE BENEFIT PLANS

     Retirement and Savings Plan

     In August 1993, Downey amended its profit sharing plan so that it qualifies as a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code ("the Plan"), covering substantially all salaried employees. Under the Plan, employee contributions are partially matched by Downey. Downey's matching contribution is equal to 25% of an employee's pretax contributions which do not exceed 4% of the employee's annual compensation. In addition, Downey makes an annual retirement contribution based on the employee's age and salary. Downey's contributions to the Plan totaled $1.9 million for 1998, compared to $1.5 million in 1997 and $1.3 million in 1996.

     During 1995, Downey approved the implementation of a Deferred Compensation Plan for key management employees and directors. The Deferred Compensation Plan is considered to be an essential element in a comprehensive competitive benefits package designed to attract and retain individuals who contribute to the success of Downey. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. Currently, 82 management employees and six directors are eligible to participate in the program. During 1998, 17 management employees and one director elected to defer compensation pursuant to the plan. Downey's expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception.

     Group Benefit Plan

     Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("the Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey's expense for health and welfare benefits was $3.1 million, $2.5 million and $3.1 million in 1998, 1997 and 1996, respectively.

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

     The following is a summary of commitments and contingent liabilities:

                                                                         December 31,
                                                                      ------------------
     (In Thousands)                                                     1998      1997
     -----------------------------------------------------------------------------------
     Commitments to originate loans and mortgage-backed securities:
         Adjustable ................................................  $390,556  $ 90,136
         Fixed .....................................................   550,339    35,225
     Commitments to sell loans and mortgage-backed securities ......   621,753    50,893
     Commitments to purchase mortgage-backed securities ............    34,000     7,600
     Undisbursed loan funds and unused lines of credit .............   169,738   126,135
     Standby letters of credit and other contingent liabilities ....     3,851     3,080
     ===================================================================================

     Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer's creditworthiness on a case-by-case basis. Undisbursed loan funds and unused lines of credit include home equity lines of credit and funds not disbursed, but committed to construction and commercial lending by the Bank.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

     Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property, and cash on deposit with Downey. At December 31, 1998, the extent of collateral supporting mortgage and other loans varied from nothing to 100% of the maximum credit exposure.

     In connection with its interest rate risk management, Downey occasionally enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. The effect of these swaps serve to reduce Downey's interest rate risk between repricing assets and liabilities. At December 31, 1998, no swap contracts were outstanding.

(23) RISK MANAGEMENT

     Derivative financial instruments are utilized to minimize the effect of future fluctuations in interest rates as part of its secondary marketing activities. Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 1998, such sales and purchase contracts amounted to $622 million and $34 million, respectively.

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

     Mortgage Servicing Rights

     The fair value of MSRs related to loans serviced for others is determined by computing the present value of the expected net servicing income from the portfolio.

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

     Off-balance-sheet Financial Instruments

     Outstanding  commitments  to sell  loans  and  mortgage-backed  securities, commitments to purchase mortgage-backed securities, standby letters of credit and other contingent liabilities, unused lines of credit, commitments to originate loans and mortgage-backed securities are essentially carried at zero which approximates fair value. See Note 22 on page 87, for information concerning the notional amount of such financial instruments.

     Based on the above methods and assumptions, the following table presents the estimated fair value of Downey's financial instruments:

                                                                             December 31,1998        December 31,1997
                                                                          ----------------------------------------------
                                                                           Carrying    Estimated   Carrying    Estimated
     (In Thousands)                                                       Amount (1)  Fair Value  Amount (1)  Fair Value
     -------------------------------------------------------------------------------------------------------------------
     ASSETS:
     Cash ..............................................................  $   58,510  $   58,510  $   48,823  $   48,823
     Federal funds .....................................................      33,751      33,751       6,095       6,095
     U.S. Government and agency obligations and other
         investment securities available for sale ......................     116,061     116,061     159,398     159,398
     Municipal securities held to maturity .............................       6,764       6,745       6,885       6,865
     Loans held for sale ...............................................     447,382     447,468      35,100      35,395
     Mortgage-backed securities available for sale .....................      32,146      32,146      49,299      49,348
     Loans receivable held for investment: Loans secured by real estate:
           Residential:
             Adjustable ................................................   4,333,023   4,474,114   4,463,525   4,501,037
             Fixed .....................................................     356,209     368,737     180,581     185,348
           Other .......................................................     207,728     210,172     238,215     237,429
         Non-mortgage loans:
           Commercial ..................................................      19,154      19,154      17,343      17,343
           Consumer ....................................................     392,723     396,421     382,333     386,070
     Interest-bearing advances to joint ventures .......................      25,540      25,540      32,122      32,122
     MSRs and loan servicing portfolio .................................       7,793      11,976       1,955       7,584

     LIABILITIES:
     Deposits:
         Transaction accounts ..........................................   1,238,062   1,238,062     935,869     935,869
         Certificates of deposit .......................................   3,801,671   3,804,269   3,934,109   3,947,913
     Borrowings ........................................................     703,720     709,223     483,735     485,558
     ===================================================================================================================

     (1) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.

(25) BUSINESS SEGMENT REPORTING

     Downey views its business as consisting of two reportable business segments--banking and real estate investment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies on page 61. Downey evaluates performance based on the net income generated by each segment. Internal expense allocations between segments are independently negotiated and, where possible, service and price is measured against comparable services available in the external marketplace.

     The following describes the two business segments.

     Banking

     The principal business activities of this segment are attracting funds from the general public and institutions, and originating and investing in loans, primarily residential real estate mortgage loans, mortgage-backed securities, and investment securities.

     This segment's primary sources of revenue are interest earned on mortgage loans and mortgage-backed securities, income from investment securities, gains on sales of loans and mortgage-backed securities, fees earned in connection with loans and deposits and income earned on its portfolio of loans and mortgage-backed securities serviced for investors.

     This segment's principal expenses are interest incurred on interest-bearing
     liabilities,   including   deposits   and   borrowings,   and  general  and
     administrative costs.

     Real Estate Investment

     Real estate development and joint venture operations are conducted principally through the Bank's wholly owned service corporation subsidiary, DSL Service Company. However, Downey Financial Corp. owns one investment in land which it purchased from DSL Service Company at fair value in 1995.

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center developments, most of which are located in California. Most of the real estate development projects have been completed and are substantially leased.

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

     This segment's primary sources of revenue are net rental income and gains from the sale of real estate investment assets. This segment's principal expenses are interest expense and general and administrative expense.

     Operating Results and Assets

     The following presents the operating results and selected financial data by major business segments for 1998, 1997 and 1996:

                                                         Real Estate
     (In Thousands)                            Banking    Investment Elimination    Totals
     ---------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31 1998:
     Net interest income (expense) .......   $  174,967    $  (620)   $   --      $  174,347
     Provision (reduction) for loan losses        3,918        (19)       --           3,899
     Other income ........................       24,617     22,736        --          47,353
     Operating expense ...................      113,954      2,706        --         116,660
     Net intercompany income (expense) ...         (107)       107        --            --
     ---------------------------------------------------------------------------------------
     Income before income tax expense ....       81,605     19,536        --         101,141
     Income tax expense ..................       34,869      8,299        --          43,168
     ---------------------------------------------------------------------------------------
         Net income ......................   $   46,736    $11,237    $   --      $   57,973
     =======================================================================================
     ASSETS AT DECEMBER 31 1998:
         Loans ...........................   $5,788,365    $  --      $   --      $5,788,365
         Real estate held for investment .         --       49,447        --          49,447
         Other ...........................      463,960     11,224     (42,577)      432,607
     ---------------------------------------------------------------------------------------
            Total assets .................    6,252,325     60,671     (42,577)    6,270,419
     ---------------------------------------------------------------------------------------
     Equity ..............................   $  480,566    $42,577    $(42,577)   $  480,566
     =======================================================================================
     YEAR ENDED DECEMBER 31 1997:
     Net interest income (expense) .......   $  154,799    $  (641)   $   --      $  154,158
     Provision for loan losses ...........        8,522        118        --           8,640
     Other income ........................       20,783     14,405        --          35,188
     Operating expense ...................       98,803      2,469        --         101,272
     Net intercompany income (expense) ...         (357)       357        --            --
     ---------------------------------------------------------------------------------------
     Income before income tax expense ....       67,900     11,534        --          79,434
     Income tax expense ..................       29,238      4,962        --          34,200
     ---------------------------------------------------------------------------------------
         Net income ......................   $   38,662    $ 6,572    $   --      $   45,234
     =======================================================================================
     ASSETS AT DECEMBER 31 1997:
         Loans ...........................   $5,366,396    $  --      $   --      $5,366,396
         Real estate held for investment .         --       41,356        --          41,356
         Other ...........................      449,174     14,455     (35,556)      428,073
     ---------------------------------------------------------------------------------------
            Total assets .................    5,815,570     55,811     (35,556)    5,835,825
     ---------------------------------------------------------------------------------------
     Equity ..............................   $  430,346    $35,556    $(35,556)   $  430,346
     =======================================================================================
     YEAR ENDED DECEMBER 31 1996:
     Net interest income (expense) .......   $  134,808    $  (213)   $   --      $  134,595
     Provision for loan losses ...........        9,026        111        --           9,137
     Other income ........................       16,956      8,243        --          25,199
     Operating expense ...................       87,275      2,284        --          89,559
     SAIF special assessment .............       24,644       --          --          24,644
     Net intercompany income (expense) ...         (574)       574        --            --
     ---------------------------------------------------------------------------------------
     Income before income tax expense ....       30,245      6,209        --          36,454
     Income tax expense ..................       13,054      2,696        --          15,750
     ---------------------------------------------------------------------------------------
         Net income ......................   $   17,191    $ 3,513    $   --      $   20,704
     =======================================================================================
     ASSETS AT DECEMBER 31 1996:
         Loans ...........................   $4,729,846    $  --      $   --      $4,729,846
         Real estate held for investment .         --       46,498        --          46,498
         Other ...........................      446,975     14,514     (39,676)      421,813
     ---------------------------------------------------------------------------------------
            Total assets .................    5,176,821     61,012     (39,676)    5,198,157
     ---------------------------------------------------------------------------------------
     Equity ..............................   $  391,571    $39,676    $(39,676)   $  391,571
     =======================================================================================

(26) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data are presented below by quarter for the years ended December 31, 1998 and 1997:

                                                           December 31,  September 30,   June 30,     March 31,
     (In Thousands, Except Per Share Data)                     1998          1998          1998         1998
     ----------------------------------------------------------------------------------------------------------
     Total interest income ................................  $111,902      $108,982      $109,797      $109,723
     Total interest expense ...............................    66,158        66,195        66,607        67,097
     ----------------------------------------------------------------------------------------------------------
        Net interest income ...............................    45,744        42,787        43,190        42,626
     Provision for loan losses ............................     1,180           985         1,462           272
     ----------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses    44,564        41,802        41,728        42,354
     Total other income ...................................    10,806         9,672        11,949        14,926
     Total operating expense ..............................    33,834        28,949        27,280        26,597
     ----------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................    21,536        22,525        26,397        30,683
     Income  taxes ........................................     8,884         9,757        11,409        13,118
     ----------------------------------------------------------------------------------------------------------
     Net income ...........................................  $ 12,652      $ 12,768      $ 14,988      $ 17,565
     ==========================================================================================================
     Net income per share:
        Basic .............................................  $   0.45      $   0.45      $   0.53      $   0.63
        Diluted ...........................................  $   0.45      $   0.45      $   0.53      $   0.62
     ==========================================================================================================
     Market range:
        High bid ..........................................  $  26.38      $  35.00      $  34.50      $  30.95
        Low bid ...........................................     17.75         23.06         30.83         23.58
        End of period .....................................     25.44         23.81         32.69         30.83
     ==========================================================================================================

                                                           December 31,  September 30,   June 30,     March 31,
                                                               1997          1997          1997         1997
     ----------------------------------------------------------------------------------------------------------
     Total interest income ................................  $110,457      $109,101      $103,276       $97,584
     Total interest expense ...............................    69,254        71,547        65,993        59,466
     ----------------------------------------------------------------------------------------------------------
        Net interest income ...............................    41,203        37,554        37,283        38,118
     Provision for loan losses ............................     3,034         1,578         1,873         2,155
     ----------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses    38,169        35,976        35,410        35,963
     Total other income ...................................    10,826         8,018         5,353        10,991
     Total operating expense ..............................    24,339        25,477        26,280        25,176
     ----------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................    24,656        18,517        14,483        21,778
     Income taxes .........................................    10,619         7,960         6,173         9,448
     ----------------------------------------------------------------------------------------------------------
     Net income ...........................................  $ 14,037      $ 10,557      $  8,310       $12,330
     ==========================================================================================================
     Net income per share:
        Basic .............................................  $   0.50      $   0.37      $   0.30       $  0.44
        Diluted ...........................................  $   0.50      $   0.37      $   0.30       $  0.44
     ==========================================================================================================
     Market range:
        High bid ..........................................  $  27.63      $  23.33      $  22.50       $ 21.42
        Low bid ...........................................     23.03         20.47         17.23         17.23
        End of period .....................................     27.08         23.22         22.50         18.38
     ==========================================================================================================

(27) PARENT COMPANY FINANCIAL INFORMATION

     Downey Financial Corp. was incorporated in Delaware on October 21, 1994. On January 23, 1995, after obtaining necessary stockholder and regulatory approvals, Downey Financial Corp. acquired 100% of the issued and outstanding capital stock of the Bank, and the Bank's stockholders became stockholders of Downey Financial Corp. The transaction was accounted for in a manner similar to a pooling-of-interests under generally accepted accounting principles. Downey Financial Corp. was thereafter funded by a $15 million dividend from the Bank. Condensed financial statements of Downey Financial Corp. only are as follows:

     Condensed Balance Sheets

                                                December 31,
                                            --------------------
     (In Thousands)                           1998        1997
     -----------------------------------------------------------
     ASSETS
     Cash ................................  $      5    $     11
     Due from Bank - interest bearing ....     8,521       6,635
     Investment in subsidiaries:
        Bank .............................   470,504     421,230
        Downey Affiliated Insurance Agency       213         182
     Real estate held for investment .....       458         551
     Other assets ........................     1,124       1,862
     -----------------------------------------------------------
                                            $480,825    $430,471
     ===========================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses  $    259    $    125
     -----------------------------------------------------------
        Total liabilities ................       259         125
     -----------------------------------------------------------
     Stockholders' equity ................   480,566     430,346
     -----------------------------------------------------------
                                            $480,825    $430,471
     ===========================================================

     Condensed Statements of Income
     and Other Comprehensive Income

                                                                            Years Ended December 31,
                                                                         ------------------------------
     (In Thousands)                                                        1998       1997       1996
     --------------------------------------------------------------------------------------------------
     INCOME:
        Dividends from the Bank .......................................  $ 9,537    $ 8,891    $ 8,406
        Interest income ...............................................      374        380        382
        Other income ..................................................       60         57         82
     --------------------------------------------------------------------------------------------------
           Total income ...............................................    9,971      9,328      8,870
     --------------------------------------------------------------------------------------------------
     EXPENSE:
        Provision for losses on real estate ...........................       24        153       --
        General and administrative expense ............................      793        805        883
     --------------------------------------------------------------------------------------------------
           Total expense ..............................................      817        958        883
     --------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
        NET INCOME OF SUBSIDIARIES ....................................    9,154      8,370      7,987
     Income tax benefit ...............................................      157        215        168
     --------------------------------------------------------------------------------------------------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
        OF SUBSIDIARIES ...............................................    9,311      8,585      8,155
     Equity in undistributed net income of subsidiaries ...............   48,662     36,649     12,549
     --------------------------------------------------------------------------------------------------
        NET INCOME ....................................................   57,973     45,234     20,704

     OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
        Unrealized gains (losses) on securities available for sale:
           U.S. Treasury and agency obligations and other investment
             securities available for sale, at fair value .............    1,104      1,331     (2,160)
           Less reclassification of realized gains net of losses
             included in income .......................................      (39)      --       (2,550)
           Mortgage-backed securities available for sale, at fair value     (422)       338       (344)
     --------------------------------------------------------------------------------------------------
        Other comprehensive income (loss) .............................      643      1,669     (5,054)
     --------------------------------------------------------------------------------------------------
        COMPREHENSIVE INCOME ..........................................  $58,616    $46,903    $15,650
     ==================================================================================================

     Condensed Statements of Cash Flows

                                                                            Years Ended December 31,
                                                                        -------------------------------
     (In Thousands)                                                        1998       1997      1996
     --------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ...................................................  $ 57,973   $ 45,234   $ 20,704
        Equity in undistributed net income of subsidiaries ...........   (48,662)   (36,649)   (12,549)
        Provision for losses on real estate ..........................        24        153       --
        Increase (decrease) in liabilities ...........................       134          7        (69)
        Other, net ...................................................       807     (1,304)      (296)
     --------------------------------------------------------------------------------------------------
           Net cash provided by operating activities .................    10,276      7,441      7,790
     --------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        (Increase) decrease in due from Bank - interest bearing ......    (1,886)       698        346
     --------------------------------------------------------------------------------------------------
           Net cash provided by (used for) investing activities ......    (1,886)       698        346
     --------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Exercise of stock options ....................................       510        335       --
        Dividends on common stock ....................................    (8,889)    (8,454)    (8,147)
        Other ........................................................       (17)        (9)        (4)
     --------------------------------------------------------------------------------------------------
           Net cash used for financing activities ....................    (8,396)    (8,128)    (8,151)
     --------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents ............        (6)        11        (15)
     Cash and cash equivalents at beginning of year ..................        11       --           15
     --------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................  $      5   $     11   $   --
     ==================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, and is incorporated herein by reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

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

(b)  Reports on Form 8-K during the last quarter of 1998.

         The Registrant filed with the Commission two Current Reports on Form 8-K, the first dated November 20, 1998, with respect to senior management transition and the second dated December 17, 1998, announcing a new director.

(c)  Exhibits.

     EXHIBIT
     NUMBER                              DESCRIPTION

     3.1  (1) Certificate of Incorporation of Downey Financial Corp.
     3.3  (2) Bylaws of Downey Financial Corp.
     10.1 (3) Downey Savings and Loan Association,  F.A. Employee Stock Purchase
              Plan (Amended and Restated as of January 1, 1996).
     10.2 (3) Amendment  No.  1,  Downey  Savings  and  Loan  Association,  F.A.
              Employee  Stock  Purchase  Plan.  Amendment  No. 1, Effective  and
              Adopted January 22, 1997.
     10.3 (3) Downey Savings and Loan Association,  F.A.  Employees'  Retirement
              and Savings Plan (October 1, 1997 Restatement).
     10.4 (3) Amendment  No.  1,  Downey  Savings  and  Loan  Association,  F.A.
              Employees'   Retirement   and   Savings   Plan  (October  1,  1997
              Restatement) Amendment No. 1, Effective and  Adopted  January  28,
              1998.
     10.5 (3) Trust  Agreement for  Downey  Savings and Loan  Association,  F.A.
              Employees'  Retirement  and  Savings  Plan,  Effective  October 1,
              1997  between  Downey  Savings  and  Loan  Association,  F.A.  and
              Fidelity Management Trust Company.
     10.6 (1) Downey Savings and Loan Association 1994 Long-Term  Incentive Plan
              (as amended).
     10.7 (2) Asset  Purchase  Agreement  among  Butterfield  Savings  and  Loan
              Association, FSA, Mortgage Investment, Inc.,  Property  Management
              Service, Inc. and Butterfield Capital Corporation, dated September
              1, 1988.
     10.8 (2) Assistance  Agreement  between and  among the Federal  Savings and
              Loan   Insurance   Corporation,   Butterfield   Savings  and  Loan
              Association,  FSA and  Downey Savings and Loan Association,  dated
              September  29,  1988  (confidential  treatment  requested  due  to contractual prohibition against disclosure).
     10.9 (2) Merger of  Butterfield  Savings and Loan  Association,  FSA,  into
              Downey Savings and Loan Association, dated September 29, 1989.
     10.10(2) Founder  Retirement  Agreement  of   Maurice L.  McAlister,  dated
              December 21, 1989.
     10.11(2) Founder   Retirement  Agreement  of  Gerald  H.  McQuarrie,  dated
              December 21, 1989.
     10.12    Employment Agreement of James W. Lokey dated February 6, 1998.
     10.13    Severance Agreement and General  Release,  dated November 20, 1998 by  and  among,  Downey  Financial  Corp.  Downey Savings and Loan
              Association, F.A., and James W. Lokey.
     22.  (2) Subsidiaries.
     23.1     Consent of Independent Auditors.
     27       Financial Data Schedule.

(1)  Filed as part of Downey's report on Form S-8 filed February 3, 1995.
(2)  Filed as part of Downey's report on Form 8-B/A filed January 17, 1995.
(3)  Filed as part of Downey's report on Form 10-K filed March 14, 1997.

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



                                DOWNEY FINANCIAL CORP.



                                By:    /s/ DANIEL D. ROSENTHAL
                                       ------------------------------
                                           Daniel D. Rosenthal
                                President and Chief Executive Officer
                                              Director

DATED:  March 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                        Date
        ---------                    -----                        ----
/s/ MAURICE L. McALISTER     Chairman of the Board            March 16, 1999
------------------------            Director
    Maurice L. McAlister

/s/ CHERYL E. OLSON        Vice Chairman of the Board         March 16, 1999
------------------------            Director
    Cheryl E. Olson

/s/ DANIEL D. ROSENTHAL          President and                March 16, 1999
------------------------     Chief Executive Officer
    Daniel D. Rosenthal             Director


/s/ THOMAS E. PRINCE        Executive Vice President,         March 16, 1999
-----------------------      Chief Financial Officer
    Thomas E. Prince        (Principal Financial and
                               Accounting Officer)


/s/ BRENT MCQUARRIE                 Director                  March 16, 1999
-----------------------
    Brent McQuarrie

/s/ DR. PAUL KOURI                  Director                  March 16, 1999
-----------------------
    Dr. Paul Kouri

/s/ LESTER C. SMULL                 Director                  March 16, 1999
-----------------------
    Lester C. Smull

/s/ SAM YELLEN                      Director                  March 16, 1999
-----------------------
    Sam Yellen