Form 10-Q
period 1999-03-31
DOWNEY FINANCIAL CORP
filed 1999-05-04
CIK 935063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                  For the quarterly period ended MARCH 31, 1999

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    __________ TO __________

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At March 31, 1999, 28,146,342 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                  MARCH 31, 1999 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I


FINANCIAL INFORMATION......................................................    1

    Consolidated Balance Sheets............................................    1
    Consolidated Statements of Income......................................    2
    Consolidated Statements of Comprehensive Income........................    3
    Consolidated Statements of Cash Flows..................................    4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS....................................    8


                                     PART II

OTHER INFORMATION..........................................................   28

    Item 5    Other Information............................................   28
    Item 6    Exhibits and Reports on Form 8-K.............................   28

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                  March 31,   December 31,  March 31,
(Dollars in Thousands, Except Per Share Data)                                        1999         1998         1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash .........................................................................   $   50,664   $   58,510   $   46,571
Federal funds ................................................................       39,204       33,751       25,505
---------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ................................................       89,868       92,261       72,076
U.S. Treasury securities and agency obligations available for sale,
    at fair value ............................................................      115,317      116,061      125,005
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,745 at March 31, 1999 and December 31, 1998, and $6,865
    at March 31, 1998) .......................................................        6,764        6,764        6,885
Mortgage loans purchased under resale agreements .............................         --           --         10,000
Loans held for sale, at the lower of cost or market ..........................      309,933      447,382      174,379
Mortgage-backed securities available for sale, at fair value .................       28,957       32,146       45,983
Loans receivable held for investment .........................................    5,763,657    5,308,837    5,179,832
Investments in real estate and joint ventures ................................       52,155       49,447       41,123
Real estate acquired in settlement of loans ..................................        4,686        4,475       10,414
Premises and equipment .......................................................      103,795      103,979      101,343
Federal Home Loan Bank stock, at cost ........................................       50,105       49,430       47,353
Other assets .................................................................       68,855       59,637       57,520
---------------------------------------------------------------------------------------------------------------------
                                                                                 $6,594,092   $6,270,419   $5,871,913
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .....................................................................   $5,205,282   $5,039,733   $5,108,822
Federal Home Loan Bank advances ..............................................      842,677      695,012      209,854
Commercial paper .............................................................         --           --         44,517
Other borrowings .............................................................        8,638        8,708       12,712
Accounts payable and accrued liabilities .....................................       41,901       40,989       37,948
Deferred income taxes ........................................................        5,188        5,411       11,974
---------------------------------------------------------------------------------------------------------------------
    Total liabilities ........................................................    6,103,686    5,789,853    5,425,827
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,146,342 shares at March 31, 1999, 28,131,776 shares
    at December 31, 1998, and 26,755,938 shares at March 31, 1998 ............          281          281          268
Additional paid-in capital ...................................................       92,357       92,166       45,954
Accumulated other comprehensive income - unrealized gains on securities
    available for sale .......................................................          305          753          426
Retained earnings ............................................................      397,463      387,366      399,438
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ...............................................      490,406      480,566      446,086
---------------------------------------------------------------------------------------------------------------------
                                                                                 $6,594,092   $6,270,419   $5,871,913
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 ---------------------
(Dollars in Thousands, Except Per Share Data)                                      1999         1998
------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans receivable ......................................................     $110,731     $105,345
     U.S. Treasury securities and agency obligations .......................        1,617        1,829
     Mortgage-backed securities ............................................          464          808
     Other investments .....................................................        1,082        1,741
------------------------------------------------------------------------------------------------------
       Total interest income ...............................................      113,894      109,723
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Deposits ..............................................................       55,489       61,538
     Borrowings ............................................................        9,449        5,559
------------------------------------------------------------------------------------------------------
       Total interest expense ..............................................       64,938       67,097
------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME ...................................................       48,956       42,626
     PROVISION FOR LOAN LOSSES .............................................        2,381          272
------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses .................       46,575       42,354
------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
     Loan and deposit related fees .........................................        4,448        3,169
     Real estate and joint ventures held for investment, net:
       Reduction of (provision for) losses on real estate and joint ventures          (53)       2,722
       Operations, net .....................................................        1,218        6,793
     Secondary marketing activities:
       Loan servicing fees .................................................          574          150
       Net gains on sales of loans and mortgage-backed securities ..........        3,987          872
     Net gains on sales of investment securities ...........................           97           68
     Other .................................................................        1,071        1,152
------------------------------------------------------------------------------------------------------
       Total other income, net .............................................       11,342       14,926
------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
     Salaries and related costs ............................................       20,811       14,636
     Premises and equipment costs ..........................................        4,735        3,882
     Advertising expense ...................................................        2,199        1,583
     Professional fees .....................................................          540        1,386
     SAIF insurance premiums and regulatory assessments ....................          989          950
     Other general and administrative expense ..............................        6,975        3,773
------------------------------------------------------------------------------------------------------
       Total general and administrative expense ............................       36,249       26,210
------------------------------------------------------------------------------------------------------
     Net operation of real estate acquired in settlement of loans ..........           90          255
     Amortization of excess of cost over fair value of net assets acquired .          118          132
------------------------------------------------------------------------------------------------------
       Total operating expense .............................................       36,457       26,597
------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .................................................       21,460       30,683
Income taxes ...............................................................        9,112       13,118
------------------------------------------------------------------------------------------------------
     NET INCOME ............................................................     $ 12,348     $ 17,565
======================================================================================================
PER SHARE INFORMATION:
BASIC ......................................................................     $   0.44     $   0.63
======================================================================================================
DILUTED ....................................................................     $   0.44     $   0.62
======================================================================================================
CASH DIVIDENDS PAID ........................................................     $  0.080     $  0.076
======================================================================================================
Weighted average diluted shares outstanding ................................   28,170,268   28,168,022
======================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         ---------------------
(In Thousands)                                                                             1999        1998
--------------------------------------------------------------------------------------------------------------
NET INCOME ...........................................................................   $ 12,348    $ 17,565
--------------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:
   Unrealized  gains (losses) on securities available for sale:
     U.S. Treasury securities and agency obligations available for sale, at fair value       (418)        524
     Less reclassification of realized gains, net of losses included in income .......        (56)        (39)
     Mortgage-backed securities available for sale, at fair value ....................         26        (169)
--------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss) .................................................       (448)        316
--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .................................................................   $ 11,900    $ 17,881
==============================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         -----------------------
(In Thousands)                                                                              1999         1998
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................................   $  12,348    $  17,565
   Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization ...................................................       1,871        2,025
     Provision for (recovery of) losses on loans, real estate acquired in settlement
       of loans, investments in real estate and joint ventures and other assets ......       2,507       (2,383)
     Net gains on sales of loans and mortgage-backed securities, investment
       securities, real estate and other assets ......................................      (4,371)      (7,324)
     Interest capitalized on loans (negative amortization) ...........................      (6,015)      (4,806)
     Federal Home Loan Bank stock dividends ..........................................        (675)        (651)
   Loans originated for sale .........................................................    (646,786)    (257,669)
   Proceeds from sales of loans originated for sale ..................................     172,370       80,492
   Other, net ........................................................................      (2,301)      (3,361)
----------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ...............................................    (471,052)    (176,112)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sales of U.S. Treasury securities and agency obligations available for sale .....      50,014       60,068
     Sales of mortgage-backed securities available for sale ..........................     600,219       39,277
     Sales of wholly owned real estate and real estate acquired in settlement of loans         909        1,517
   Purchase of:
     U.S. Treasury securities and agency obligations available for sale ..............     (50,000)     (27,617)
     Securities under resale agreements ..............................................        --        (10,000)
     Loans receivable held for investment ............................................        (302)      (2,729)
   Loans receivable originated held for investment (net of refinances of
     $51,506 and $23,242 at March 31, 1999 and 1998, respectively) ...................    (855,169)    (259,937)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale ...................................................     386,525      356,149
   Net change in undisbursed loan funds ..............................................      30,670       12,530
   Proceeds from (investments in) real estate held for investment ....................      (2,999)       5,012
   Other, net ........................................................................      (2,292)      (1,051)
----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities ............................................     157,575      173,219
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 ------------------------
(In Thousands)                                                                      1999          1998
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ..................................................   $  165,549    $ 238,844
   Net decrease in securities sold under agreements to repurchase ............         --        (34,803)
   Proceeds from Federal Home Loan Bank advances .............................    1,126,800       25,000
   Repayments of Federal Home Loan Bank advances .............................     (979,135)    (167,604)
   Net decrease in other borrowings ..........................................          (70)     (39,245)
   Proceeds from exercise of stock options ...................................          191         --
   Cash dividends ............................................................       (2,251)      (2,141)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ....................................      311,084       20,051
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................       (2,393)      17,158
Cash and cash equivalents at beginning of year ...............................       92,261       54,918
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $   89,868    $  72,076
=========================================================================================================
Supplemental  disclosure of cash flow  information:
   Cash paid (refunded) during the period for:
     Interest ................................................................   $   65,304    $  67,178
     Income taxes ............................................................          (16)       8,155
Supplemental disclosure of non-cash investing:
   Loans transferred from (to) held for investment to (from) held for sale ...       (7,095)         604
   Loans exchanged for mortgage-backed securities ............................      600,379       39,211
   Real estate acquired in settlement of loans ...............................        2,428        5,431
   Loans to facilitate the sale of real estate acquired in settlement of loans        1,463        3,045
=========================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of March 31, 1999, December 31, 1998, and March 31, 1998, and the results of operations, comprehensive income and changes in cash flows for the three months ended March 31, 1999, and 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1998, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Position and Results of Operations as of December 31, 1998, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) - NET INCOME PER SHARE

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

NOTE (3) - DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

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

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At March 31, 1999, such sales and purchase contracts amounted to approximately $509 million and $54 million, respectively. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

NOTE (4) - INCOME TAXES

     During the first quarter of 1998, the Internal Revenue Service ("IRS") completed its review of Downey's federal income tax returns for years 1990 through 1995. As a result of that review, the IRS proposed additions to tax of approximately $20 million. Of that amount, Downey has paid approximately $5 million for items not disputed. The balance of the remaining tax additions primarily relates to the sale and leaseback of computer equipment in 1990. Management believes that applicable federal tax authorities related to the transaction clearly support Downey's positions and intends to vigorously defend those positions. Management also believes that adequate tax reserves have been established regarding the transaction.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Downey's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which Downey conducts its operations, fluctuations in interest rates, credit quality and government regulation.

OVERVIEW

     Net income for the first quarter of 1999 totaled $12.3 million or $0.44 per share on a diluted basis. This compares to net income in the first quarter of 1998 of $17.6 million or $0.62 per share on a diluted basis.

     The decline in net income between first quarters primarily reflects two factors. First, year-ago net income benefited from the settlement of certain loan and real estate investment obligations of a former joint venture partner ("settlement"). That settlement added $2.9 million to net income. The pre-tax amount of the settlement was $5.1 million of which $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan loses; $2.6 million was recorded as a reduction of loss on real estate and joint ventures; $0.8 million was recorded in miscellaneous other income; and $0.3 million was recorded as a reduction to professional fees within general and administrative expense. Also, negatively impacting the quarter-to-quarter comparison was a decline in the remaining net income attributable to real estate investment activities of $3.1 million due to there being no sales of real estate assets in the current period compared to several sales a year ago which resulted in pre-tax gains of $5.4 million.

     Excluding  those two  factors,  net  income  would have  increased  by $0.8 million, up 6.8% from a year ago. This adjusted increase was generated by Downey's banking operations and reflects several factors. Net interest income increased $6.3 million or 14.9% due to increases in both average earning assets and the effective interest spread. In addition, the quarter-to-quarter improvement reflected increases of $3.1 million in net gains on the sale of loans, $1.3 million in loan and deposit related fees, and $0.4 million in loan servicing fees. These positive factors were partially offset by a $9.7 million increase in adjusted general and administrative expense and a $0.7 million increase in the adjusted provision for loan losses. The increase in general and administrative expense was due to significantly higher lending volumes, branch expansion and increased expense related to Year 2000 compliance efforts.

     For the first quarter of 1999, the return on average assets was 0.78% and the return on average equity was 10.20%.

     At March 31, 1999, assets totaled $6.6 billion, up $722 million or 12.3% from a year ago. Single family loan originations totaled a record $1.424 billion in the first quarter of 1999, more than triple the $453 million originated in the first quarter of 1998. Of the current quarter total, $647 million represented originations of loans for sale and $189 million represented originations for portfolio of subprime credits as part of Downey's strategy to enhance the portfolio's net yield. In addition to single family loans, $131 million of other loans were originated in the quarter including $60 million of construction and land loans and $50 million of automobile loans.

     Asset growth was primarily funded with borrowings, which increased $584 million between first quarters. That increase primarily occurred during the fourth quarter of 1998 when Downey took advantage of the low interest rate environment and borrowed $480 million of long-term Federal Home Loan Bank ("FHLB") advances. In addition to higher borrowings, asset growth was also funded by an increase of $96 million or 1.9% in deposits. At quarter-end, deposits totaled $5.2 billion. During the quarter, five new in-store branches were opened and one traditional branch was closed, bringing total branches at quarter end to 95 of which 33 are in-store. A year ago, branches totaled 89.

     Non-performing assets increased $3 million during the quarter to $30 million or 0.46% of total assets.

     At March 31, 1999, Downey Savings and Loan Association, F.A. (the "Bank") had core and tangible capital ratios of 6.63% and a risk-based capital ratio of 12.49%. These capital levels are well above the "well capitalized" standards of 5% and 10%, respectively, as defined by regulation.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income totaled $49.0 million in the first quarter of 1999, up $6.3 million or 14.9% from the same period last year. The improvement between first quarters reflected increases in both average earning assets and the effective interest rate spread. Average earning assets increased by $440 million or 7.8% between first quarters to $6.1 billion. The effective interest rate spread of 3.23% in the current quarter was up from both the year-ago quarter level of 3.04% and from the fourth quarter 1998 level of 3.14%.

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

                                                                              Three Months Ended
                                        ------------------------------------------------------------------------------------------
                                                 March 31, 1999                December 31, 1998             March 31, 1998
                                        ------------------------------------------------------------------------------------------
                                                               Average                       Average                       Average
                                             Average            Yield/     Average            Yield/     Average            Yield/
(Dollars in Thousands)                       Balance   Interest  Rate      Balance   Interest  Rate      Balance   Interest  Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ..............................   $5,818,860  $110,731  7.61%   $5,480,840  $107,065  7.81%   $5,313,496  $105,345  7.93%
    Mortgage-backed securities .........       30,599       464  6.07        35,794       580  6.48        47,970       808  6.74
    Investment securities ..............      205,844     2,699  5.32       307,643     4,257  5.49       253,926     3,570  5.70
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets .....    6,055,303   113,894  7.52     5,824,277   111,902  7.69     5,615,392   109,723  7.82
Non-interest-earning assets ............      273,867                       262,408                       248,698
----------------------------------------------------------------------------------------------------------------------------------
    Total assets .......................   $6,329,170                    $6,086,685                    $5,864,090
==================================================================================================================================
Interest-bearing liabilities:
    Deposits ...........................   $5,062,152  $ 55,489  4.45%   $5,077,632  $ 59,557  4.65%   $5,005,049  $ 61,538  4.99%
    Borrowings .........................      715,572     9,449  5.36       466,624     6,601  5.61       351,068     5,559  6.42
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities     5,777,724    64,938  4.56     5,544,256    66,158  4.73     5,356,117    67,097  5.08
Non-interest-bearing liabilities .......       67,338                        67,999                        72,328
Stockholders' equity ...................      484,108                       474,430                       435,645
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     stockholders' equity ..............   $6,329,170                    $6,086,685                    $5,864,090
==================================================================================================================================
Net interest income/interest rate spread               $ 48,956  2.96%               $ 45,744  2.96%               $ 42,626  2.74%
Excess of interest-earning assets over
    interest-bearing liabilities .......   $  277,579                    $  280,021                    $  259,275
Effective interest rate spread .........                         3.23                          3.14                          3.04
==================================================================================================================================

     Changes in Downey's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The table on the following page sets forth information regarding changes in interest income and expense for Downey for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by comparative period rate); (ii) changes in rate (changes in rate multiplied by comparative period volume); and (iii) changes in rate-volume (changes in rate multiplied by changes in volume). Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month's daily average balance during the period indicated.

                                              Three Months Ended
                                   ----------------------------------------
                                     March 31, 1999 versus March 31, 1998
                                                Changes Due To
                                   ----------------------------------------
                                                           Rate/
(In Thousands)                       Volume      Rate     Volume     Net
---------------------------------------------------------------------------
Interest income:
    Loans ......................   $ 10,019    $(4,231)   $(402)   $ 5,386
    Mortgage-backed securities .       (292)       (81)      29       (344)
    Investment securities ......       (676)      (241)      46       (871)
---------------------------------------------------------------------------
      Change in interest income       9,051     (4,553)    (327)     4,171
---------------------------------------------------------------------------
Interest expense:
    Deposits ...................        702     (6,675)     (76)    (6,049)
    Borrowings .................      5,392     (1,707)     205      3,890
---------------------------------------------------------------------------
      Change in interest expense      6,094     (8,382)     129     (2,159)
---------------------------------------------------------------------------
Change in net interest income ..   $  2,957    $ 3,829    $(456)   $ 6,330
===========================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $2.4 million in the current quarter compared to $0.3 million in the first quarter of 1998. The increase reflects higher loan growth during the current quarter, as well as the year-ago quarter included a $1.4 million recovery of a prior loan charge-off as a result of the previously mentioned settlement. For information regarding the allowance for loan losses, see "Financial Condition - Asset Quality - Valuation Allowances" on page 23.

OTHER INCOME

     Total other income was $11.3 million in the first quarter of 1999, down $3.6 million or 24.0% from the year-ago quarter. The decrease between first quarters was primarily in income from real estate and joint ventures held for investment that declined by $8.4 million. Included within that category in the year-ago first quarter was $5.4 million of gains from the sale of joint venture investments compared to none in the current quarter, as well as $2.6 million from the previously mentioned settlement which was reflected as a reduction to the provision for losses. Partially offsetting the decline in income from real estate and joint ventures held for investment were increases of $3.1 million in net gains on sales of loans, $1.3 million in loan and deposit related fees and $0.4 million in loan servicing fees. The other category was essentially unchanged between first quarters even though the year-ago quarter included $0.8 million from the previously mentioned settlement.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations. The above mentioned $5.4 million joint venture gains in the year-ago quarter are included in equity in net income from joint ventures.

                                                                               Three Months Ended
                                                          -----------------------------------------------------------
                                                          March 31, December 31, September 30,  June 30,    March 31,
(In Thousands)                                              1999        1998         1998         1998         1998
---------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................    $  981      $  688       $  894       $1,260       $  881
   Equity in net income from joint ventures ...........        47         256        2,605        1,116        5,226
   Interest from joint venture advances ...............       190         182          380          336          686
---------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................     1,218       1,126        3,879        2,712        6,793
Net gains on sales of wholly owned real estate ........      --         2,487         --             70         --
Reduction of (provision for) losses on real estate and
   joint ventures .....................................       (53)        214          139        2,221        2,722
---------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations    $1,165      $3,827       $4,018       $5,003       $9,515
=====================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $36.5 million in the current quarter, compared to $26.6 million in the first quarter of 1998. The increase was due to higher general and administrative costs which increased $10.0 million or 38.3%, as the costs associated with the net operation of real estate acquired in settlement of loans declined by $0.2 million. Included within general and administrative expense in the year-ago quarter was a $0.3 million reduction to professional fees due to the previously mentioned settlement. The increase in general and administrative expense reflected higher lending volumes, branch expansion and expenses related to Year 2000 compliance. Year 2000 related costs totaled $0.5 million in the current quarter, up from $0.2 million a year ago.

PROVISION FOR INCOME TAXES

     Income taxes for the first quarter totaled $9.1 million, resulting in an effective tax rate of 42.5%, compared to $13.1 million and 42.8% for the like quarter of a year ago. For further information regarding income taxes see, "Notes To Consolidated Financial Statements - Note (4) - Income Taxes" on page 7.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed the consolidated results of Downey. The purpose of this section is to present data on the results of operations of Downey's two business segments - banking and real estate investment.

     The following table presents net income by business segment for the period indicated, followed by a discussion of the results of operations of each segment.

                                           Three Months Ended
                         -------------------------------------------------------
                         March 31, December 31, September 30, June 30, March 31,
(In Thousands)             1999       1998          1998      1998 (1)  1998 (2)
--------------------------------------------------------------------------------
Banking ..............   $12,029    $10,791       $10,870     $12,405   $12,670
Real estate investment       319      1,861         1,898       2,583     4,895
--------------------------------------------------------------------------------
   Total net income ..   $12,348    $12,652       $12,768     $14,988   $17,565
================================================================================

(1) The net income impact of a settlement with a former joint venture partner totaled $1.8 million, of which $0.5 million was in banking and $1.3 million was in real estate investment.
(2) The net income impact of a settlement with a former joint venture partner totaled $2.9 million, of which $1.4 million was in banking and $1.5 million was in real estate investment.

Banking

     Net income from banking operations for the first quarter of 1999 totaled $12.0 million, down from $12.7 million in the first quarter of 1998. Year-ago net income benefited by $1.4 million from the previously mentioned settlement. The pre-tax amount was $2.5 million of which $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses; $0.8 million was recorded in other income; and $0.3 million was recorded as a reduction to professional fees within operating expense. Excluding from a year ago the settlement benefit, net income from banking would have increased by $0.8 million or 6.8%.

     The increase in adjusted net income reflected several factors. Net interest income increased $6.1 million or 14.3% due to increases in both average earning assets and the effective interest rate spread. Also contributing to the increase between first quarters was an adjusted $5.5 million increase in other income. The increase in adjusted other income reflected increases in net gains on sales of loans, loan and deposit related fees and loan servicing fees. The favorable impact of these items was partially offset by adjusted increases of $9.8 million in operating expense and $0.8 million in provision for loan losses. The increase in adjusted operating expense reflected significantly higher lending volumes, branch expansion and expenses related towards resolving Year 2000 compliance issues. The table below sets forth banking operational results and selected financial data for the periods indicated.

                                                              Three Months Ended
                                    --------------------------------------------------------------------
                                     March 31,   December 31,   September 30,   June 30,      March 31,
(In Thousands)                         1999          1998           1998          1998          1998
--------------------------------------------------------------------------------------------------------
Net interest income .............   $   48,948    $   45,953     $   42,889    $   43,318    $   42,807
Provision for loan losses .......        2,381         1,180            985         1,520           233
Other income ....................       10,110         6,881          5,561         6,864         5,311
Operating expense ...............       35,839        33,057         28,270        27,077        25,550
Net intercompany income (expense)           82           (18)           (48)           80          (121)
--------------------------------------------------------------------------------------------------------
Income before income taxes ......       20,920        18,579         19,147        21,665        22,214
Income taxes ....................        8,891         7,788          8,277         9,260         9,544
--------------------------------------------------------------------------------------------------------
   Net income ...................   $   12,029    $   10,791     $   10,870    $   12,405    $   12,670
========================================================================================================
AT PERIOD END:
Assets:
   Loans ........................   $6,102,547    $5,788,365     $5,387,843    $5,328,291    $5,400,194
   Other ........................      473,310       463,960        500,294       481,463       449,917
--------------------------------------------------------------------------------------------------------
     Total assets ...............    6,575,857     6,252,325      5,888,137     5,809,754     5,850,111
--------------------------------------------------------------------------------------------------------
Equity ..........................   $  490,406    $  480,566     $  470,815    $  458,962    $  446,086
========================================================================================================

Real Estate Investment

     Net income from real estate investment operations totaled $0.3 million in the first quarter of 1999, down from $4.9 million in the year-ago quarter. Year-ago net income benefited by $1.5 million from the previously mentioned settlement. The pre-tax amount was $2.6 million which was reflected as a reduction of loss on real estate and joint ventures in the other income category. Excluding the settlement, net income would have declined by $3.1 million. The adjusted decline primarily reflected lower gains from the sale of real estate assets. In the year-ago first quarter, gains totaled $5.4 million from sales associated with residential and shopping center joint venture projects. Those gains appear in the other income category. There were no sales in the first quarter of 1999. The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                 Three Months Ended
                                           -------------------------------------------------------------
                                            March 31,  December 31, September 30,  June 30,    March 31,
(In Thousands)                                1999         1998         1998         1998         1998
--------------------------------------------------------------------------------------------------------
Net interest income (expense) ..........    $     8      $  (209)     $  (102)     $  (128)     $  (181)
Provision for (reduction of) loan losses       --           --           --            (58)          39
Other income ...........................      1,232        3,925        4,111        5,085        9,615
Operating expense ......................        618          777          679          203        1,047
Net intercompany income (expense) ......        (82)          18           48          (80)         121
--------------------------------------------------------------------------------------------------------
Income before income taxes .............        540        2,957        3,378        4,732        8,469
Income taxes ...........................        221        1,096        1,480        2,149        3,574
--------------------------------------------------------------------------------------------------------
   Net income ..........................    $   319      $ 1,861      $ 1,898      $ 2,583      $ 4,895
========================================================================================================
AT PERIOD END:
Assets:
   Real estate held for investment .....    $52,155      $49,447      $47,918      $41,880      $41,123
   Other ...............................      7,564        9,841       13,790       17,892       15,496
--------------------------------------------------------------------------------------------------------
     Total assets ......................     59,719       59,288       61,708       59,772       56,619
--------------------------------------------------------------------------------------------------------
Equity .................................    $41,484      $41,194      $39,266      $37,424      $34,817
========================================================================================================

     Investment in real estate and joint ventures amounted to $52 million at March 31, 1999, compared to $49 million at December 31, 1998, and $41 million at March 31, 1998.

     For information on valuation allowances associated with real estate and joint venture loans, see "Financial Condition - Asset Quality - Valuation Allowances" on page 23.

                               FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $314 million during the first quarter to a total of $6.1 billion or 92.5% of assets at March 31, 1999. The increase primarily occurred in the single family loan portfolio which increased $429 million or 9.2% during the quarter. Of that increase, $182 million represented fixed rate loans, while subprime loans increased $168 million. In addition, the adjustable rate portfolio increased by $79 million, the first increase in over a year. The single family loan portfolio increase was partially offset by a $137 million decline in loans held for sale.

     The following table sets forth loans originated (including purchases) for investment and for sale.

                                                                Three Months Ended
                                             -----------------------------------------------------------
                                              March 31,  December 31, September 30, June 30,   March 31,
(In Thousands)                                  1999         1998         1998        1998       1998
--------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential, one-to-four units:
     Adjustable ..........................   $  568,891   $  436,960   $  383,483    $309,468   $190,490
     Fixed ...............................      208,504      181,717        6,921       6,824      4,791
   Other .................................      131,045      111,484      102,319      88,013     93,672
--------------------------------------------------------------------------------------------------------
     Total loans originated for investment      908,440      730,161      492,723     404,305    288,953
Loans originated for sale (1) ............      646,786      740,837      571,146     592,931    257,669
--------------------------------------------------------------------------------------------------------
   Total loans originated ................   $1,555,226   $1,470,998   $1,063,869    $997,236   $546,622
========================================================================================================

(1) One-to-four unit residential loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled $1.424 billion in the first quarter of 1999, of which $777 million were for portfolio and $647 million were for sale. This was 5% higher than the $1.360 billion originated in the fourth quarter of 1998, and more than double the $453 million originated in the year-ago quarter. Of the current quarter total, $189 million represented originations of subprime credits as part of Downey's strategy to enhance the portfolio's net yield. During the current quarter, 76% of Downey's residential one-to-four unit originations represented refinancings of existing loans (existing Downey loans were 4%). This is down slightly from 77% (existing Downey loans were 3%) during the 1998 fourth quarter, but up from 70% (existing Downey loans were 5%) in the year-ago first quarter. In addition to single family loans, $131 million of other loans were originated in the quarter including $60 million of construction and land loans and $50 million of automobile loans.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages ("ARMs") tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of ARM originations reprice monthly; however, Downey also originates ARM loans which reprice semi-annually and annually. With respect to ARMs that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment ARMs have a periodic cap on changes in the required monthly payments, which adjust annually. Monthly adjustment ARMs allow for negative amortization (the addition to loan principal of accrued interest that exceeds the required loan payment). There is a limit on the amount of negative amortization allowed, expressed as a percentage of principal plus the amount added relative to the original loan amount. That limit has been 110%, but was increased to 125% in 1998. At March 31, 1999, $3.2 billion  of the  ARMs in  Downey's  loan  portfolio  were  subject  to  negative amortization, of which $53 million represented the amount of negative amortization included in the loan balance.

     Downey also continues to originate residential fixed interest rate mortgage loans to meet consumer demand, but intends to sell the majority of all such loans. Sales of loans originated by Downey were $777 million for the first quarter of 1999, compared to $559 million for the previous quarter and $119 million for the first quarter of 1998. All were secured by residential one-to-four unit property and at March 31, 1999, loans held for sale totaled $310 million.

     At March 31, 1999, Downey had commitments to fund loans amounting to $807 million, of which $419 million were fixed rate one-to-four unit residential loans being originated for sale in the secondary market, loans in process of $123 million, undrawn lines of credit of $77 million, purchase loans of $53 million and letters of credit of $1 million. Downey believes its current sources of funds will enable it to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities during the periods indicated.

                                                                                   Three Months Ended
                                                            --------------------------------------------------------------
                                                            March 31,   December 31, September 30,  June 30,    March 31,
(In Thousands)                                                 1999         1998         1998         1998         1998
--------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential:
      One-to-four units:
        Adjustable ......................................   $ 382,562    $ 303,291    $ 283,468    $ 229,106    $ 127,871
        Adjustable - subprime ...........................     186,329      133,409      100,015       78,845       60,017
--------------------------------------------------------------------------------------------------------------------------
          Total adjustable ..............................     568,891      436,700      383,483      307,951      187,888
        Fixed ...........................................     205,758      179,786        5,351        3,980        3,319
        Fixed - subprime ................................       2,444        1,684        1,535        1,329        1,472
      Five or more units:
        Adjustable ......................................        --           --           --           --            875
        Fixed ...........................................        --           --         13,229         --           --
--------------------------------------------------------------------------------------------------------------------------
          Total residential .............................     777,093      618,170      403,598      313,260      193,554
     Commercial real estate .............................       6,398        6,149         --           --          4,214
     Construction .......................................      30,587       45,339       17,266       19,023       29,906
     Land ...............................................      29,081        9,983       23,640        6,883        7,851
   Non-mortgage:
     Commercial .........................................       2,925          700          645        4,421          610
     Automobile .........................................      50,294       43,330       40,158       46,153       45,552
     Other consumer .....................................      11,760        5,983        7,016       10,738        4,537
--------------------------------------------------------------------------------------------------------------------------
      Total loans originated ............................     908,138      729,654      492,323      400,478      286,224
Real estate loans purchased (1) .........................         302          507          400        3,827        2,729
--------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .................     908,440      730,161      492,723      404,305      288,953
Loan repayments .........................................    (434,796)    (489,912)    (490,358)    (498,516)    (376,371)
Other net changes (2) ...................................     (18,824)      (8,211)         553      (11,740)     (14,747)
--------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .     454,820      232,038        2,918     (105,951)    (102,165)
--------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ...............................     646,786      740,837      571,146      592,931      257,669
   Loans transferred from (to) the investment portfolio .      (7,095)      (3,822)        --            162          604
   Originated whole loans sold ..........................    (176,139)    (266,812)    (354,371)    (429,434)     (79,686)
   Loans exchanged for mortgage-backed securities .......    (600,379)    (291,940)    (153,175)    (124,505)     (39,211)
   Other net changes ....................................        (622)      (3,794)      (2,851)      (1,369)         (97)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale .....    (137,449)     174,469       60,749       37,785      139,279
--------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .......................     600,379      291,940      153,175      124,505       39,211
   Sold .................................................    (600,379)    (293,222)    (153,175)    (124,505)     (39,211)
   Repayments ...........................................      (3,235)      (4,143)      (4,242)      (3,724)      (3,020)
   Other net changes ....................................          46         (560)         127          (13)        (296)
--------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities available
        for sale ........................................      (3,189)      (5,985)      (4,115)      (3,737)      (3,316)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale .    (140,638)     168,484       56,634       34,048      135,963
--------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
        mortgage-backed securities ......................   $ 314,182    $ 400,522    $  59,552    $ (71,903)   $  33,798
==========================================================================================================================

(1) Primarily one-to-four unit residential loans. Included in the three months ended September 30, 1998, June 30, 1998, and March 31, 1998 were $0.4 million, $0.2 million and $0.1 million, respectively, of five or more unit residential loans. Included also in the three months ended June 30, 1998 were $0.6 million of commercial real estate loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and interest capitalized on loans (negative amortization).

     The following table sets forth the composition of Downey's loan and mortgage-backed securities portfolios at the dates indicated.

                                                         March 31,    December 31,  September 30,     June 30,       March 31,
(In Thousands)                                             1999           1998           1998           1998           1998
------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential:
         One-to-four units:
           Adjustable .............................    $3,800,552     $3,721,728     $3,791,187     $3,892,221     $4,027,520
           Adjustable - subprime ..................       745,843        580,232        461,646        372,608        303,058
           Fixed ..................................       507,357        325,454        153,408        155,741        161,518
           Fixed - subprime .......................        10,932          8,719          7,516          5,993          4,672
------------------------------------------------------------------------------------------------------------------------------
              Total one-to-four units .............     5,064,684      4,636,133      4,413,757      4,426,563      4,496,768
         Five or more units:
           Adjustable .............................        18,516         18,617         18,707         18,802         30,129
           Fixed ..................................         7,904         21,412         22,436          8,934          8,748
      Commercial real estate:
         Adjustable ...............................        39,641         39,360         44,215         47,045         73,013
         Fixed ....................................       111,606        101,430        112,687        114,379        118,476
      Construction ................................       147,246        127,761         92,779         95,664         89,989
      Land ........................................        74,959         44,859         39,222         29,857         32,510
    Non-mortgage:
      Commercial ..................................        28,182         28,293         27,710         27,298         25,478
      Automobile ..................................       363,168        357,988        355,955        356,504        350,316
      Other consumer ..............................        40,607         41,894         44,026         44,530         45,529
------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment ..........     5,896,513      5,417,747      5,171,494      5,169,576      5,270,956
    Increase (decrease) for:
      Undisbursed loan funds ......................      (133,785)      (108,414)       (88,213)       (85,367)       (78,888)
      Net deferred costs and premiums .............        33,515         31,021         24,962         21,408         19,581
      Allowance for estimated loss ................       (32,586)       (31,517)       (31,444)       (31,736)       (31,817)
------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net .....     5,763,657      5,308,837      5,076,799      5,073,881      5,179,832
------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale (all one-to-four units):
      Adjustable ..................................          --            7,975          9,480         13,692         10,019
      Fixed .......................................       309,933        439,407        263,433        198,472        164,360
------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ................       309,933        447,382        272,913        212,164        174,379
    Mortgage-backed securities available for sale:
      Adjustable ..................................         9,887         10,996         12,795         14,575         16,135
      Fixed .......................................        19,070         21,150         25,336         27,671         29,848
------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
           for sale ...............................        28,957         32,146         38,131         42,246         45,983
------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
           held for sale and available for sale ...       338,890        479,528        311,044        254,410        220,362
------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities    $6,102,547     $5,788,365     $5,387,843     $5,328,291     $5,400,194
==============================================================================================================================

     Loans held for sale are carried at the lower of cost or market. At March 31, 1999, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     Mortgage-backed securities available for sale are carried at fair value and, at March 31, 1999, reflect an unrealized gain of $0.2 million. The current quarter-end unrealized gain, less the associated tax effect of $0.1 million, is reflected within a separate component of other comprehensive income until realized.

DEPOSITS

     At March 31, 1999, deposits totaled $5.2 billion, up $96 million or 1.9% from the year-ago quarter end, and up $166 million or 3.3% from year-end 1998. Compared to the year-ago period, transaction accounts (i.e., checking, regular passbook and money market) increased $306 million or 30.4%, while certificates of deposits decreased $210 million or 5.1%. The following table sets forth information concerning Downey's deposits and average rates paid at the dates indicated.

                            March 31, 1999    December 31, 1998  September 30, 1998     June 30, 1998       March 31, 1998
                         ---------------------------------------------------------------------------------------------------
                         Weighted            Weighted            Weighted            Weighted            Weighted
                          Average             Average             Average             Average             Average
(Dollars in Thousands)     Rate     Amount     Rate     Amount     Rate     Amount     Rate      Amount    Rate      Amount
----------------------------------------------------------------------------------------------------------------------------
Transaction accounts ...   2.34%  $1,313,707   2.30%  $1,238,062   2.18%  $1,080,734   2.17%  $1,021,428   2.10%  $1,007,323
Certificates of deposit:
   Less than 3.00% .....   2.60       23,324   2.62       25,126   2.63       26,686   2.63       27,290   2.63       29,543
   3.00-3.49 ...........   3.01          323   3.01          593   3.03          449   3.02          677   3.01          581
   3.50-3.99 ...........   3.91       47,813   3.88       51,474   3.91       40,115    --          --      --          --
   4.00-4.49 ...........   4.39      604,692   4.39      428,316   4.16       14,754   4.13       59,708   4.20       60,410
   4.50-4.99 ...........   4.80    1,004,947   4.80      668,204   4.88      468,922   4.90      208,774   4.89      134,194
   5.00-5.99 ...........   5.41    2,015,702   5.53    2,421,333   5.57    3,162,420   5.60    3,072,092   5.63    2,947,539
   6.00-6.99 ...........   6.06      192,320   6.06      204,065   6.06      382,502   6.05      778,300   6.06      925,762
   7.00 and greater ....   7.24        2,454   7.24        2,560   7.25        2,798   7.24        3,107   7.21        3,470
----------------------------------------------------------------------------------------------------------------------------
     Total certificates
       of deposit ......   5.09    3,891,575   5.26    3,801,671   5.50    4,098,646   5.61    4,149,948   5.66    4,101,499
----------------------------------------------------------------------------------------------------------------------------
     Total deposits ....   4.40%  $5,205,282   4.53%  $5,039,733   4.81%  $5,179,380   4.93%  $5,171,376   4.96%  $5,108,822
============================================================================================================================

BORROWINGS

     During the 1999 first quarter, borrowings increased $148 million to $851 million, primarily reflecting increases in FHLB advances. This followed an increase of $494 million during the fourth quarter of 1998 when Downey took advantage of obtaining long-term advances from the FHLB at attractive borrowing rates. The following table sets forth information concerning Downey's FHLB advances and other borrowings at the dates indicated.

                                                   March 31,  December 31, September 30,  June 30,     March 31,
(Dollars in Thousands)                               1999         1998         1998         1998         1998
----------------------------------------------------------------------------------------------------------------
FHLB advances ..................................   $842,677     $695,012     $197,935     $123,347     $209,854
Other borrowings:
    Commercial paper ...........................       --           --           --         19,982       44,517
    Other borrowings ...........................      8,638        8,708       12,166       12,256       12,712
----------------------------------------------------------------------------------------------------------------
      Total borrowings .........................   $851,315     $703,720     $210,101     $155,585     $267,083
----------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
    the period .................................       5.36%        5.61%        5.91%        6.60%        6.42%
Total borrowings as a percentage of total assets      12.91        11.22         3.55         2.67         4.55
================================================================================================================

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Downey's market risk arises primarily from interest rate risk in its lending and deposit taking activities. This interest rate risk occurs to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. Since Downey's earnings depend primarily on its net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, a principal objective of Downey is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. There has been no significant change in market risk since December 31, 1998.

     The following table sets forth the repricing frequency of Downey's major asset and liability categories as of March 31, 1999, as well as certain information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities ("GAP") in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities). Prepayment rates are assumed on substantially all of Downey's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of Downey's assets are subject to limitations, such as caps on the amount that interest rates and payments on Downey's loans may adjust, and accordingly, such assets do not normally respond as completely or rapidly as Downey's liabilities to changes in market interest rates. The interest rate sensitivity of Downey's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                                                                              March 31, 1999
                                               ---------------------------------------------------------------------------
                                                 Within         7 - 12        2 - 5      6 - 10       Over         Total
(Dollars in Thousands)                          6 Months        Months        Years       Years     10 Years      Balance
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock (1)   $  111,157    $    10,064    $ 90,169    $   --      $   --      $  211,390
    Loans and mortgage-backed securities:
     Mortgage-backed securities .........(2)       15,047          4,638       8,542         684          46        28,957
     Loans secured by real estate:
       Residential:
         Adjustable .....................(2)    4,462,219        106,564       9,648        --          --       4,578,431
         Fixed ..........................(2)      372,615         52,856     243,085     106,924      61,709       837,189
       Commercial real estate ...........(2)       44,942          7,486      88,244       5,771       1,896       148,339
       Construction .....................(2)       52,916           --          --          --          --          52,916
       Land .............................(2)       41,073             34         293         448         224        42,072
     Non-mortgage:
       Commercial .......................(2)       17,053           --          --          --          --          17,053
       Consumer .........................(2)      120,240         75,286     202,064        --          --         397,590
--------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed
      securities ........................       5,126,105        246,864     551,876     113,827      63,875     6,102,547
--------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ......      $5,237,262    $   256,928    $642,045    $113,827    $ 63,875    $6,313,937
==========================================================================================================================
Deposits and borrowings:
    Interest-bearing deposits:
     Fixed maturity deposits ............(1)   $2,328,096    $ 1,274,626    $288,853    $   --      $   --      $3,891,575
     Transaction accounts ...............(3)    1,152,738           --          --          --          --       1,152,738
    Non-interest-bearing transaction
      accounts .............................      160,969           --          --          --          --         160,969
--------------------------------------------------------------------------------------------------------------------------
     Total deposits ........................    3,641,803      1,274,626     288,853        --          --       5,205,282
--------------------------------------------------------------------------------------------------------------------------
    Borrowings .............................      301,471         17,744     101,100     431,000        --         851,315
--------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowings .........   $3,943,274    $ 1,292,370    $389,953   $ 431,000    $   --      $6,056,597
==========================================================================================================================
Excess (shortfall) of interest-earning
  assets over interest-bearing liabilities..   $1,293,988    $(1,035,442)   $252,092   $(317,173)   $ 63,875    $  257,340
Cumulative gap .............................    1,293,988        258,546     510,638     193,465     257,340
Cumulative gap - as a % of total assets:
    March 31, 1999 .........................        19.62%          3.92%       7.74%       2.93%       3.90%
    December 31, 1998 ......................        23.84           7.48        9.07        3.40        4.00
    March 31, 1998 .........................        25.50           2.57        2.70        3.65        4.07
==========================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal. (3) Subject to immediate repricing.

     Downey's six-month gap at March 31, 1999, was a positive 19.62% (i.e., more interest-earning assets reprice within six months than interest-bearing liabilities). This compares to a positive six-month gap of 23.84% at December 31, 1998, and 25.50% at March 31, 1998. Downey's strategy of emphasizing the origination of adjustable rate mortgages continues to be pursued. For the twelve months ended March 31, 1999, Downey originated and purchased for investment $2.0 billion of adjustable rate loans and mortgage-backed securities which represented approximately 80% of all loans and mortgage-backed securities originated and purchased for investment during the period.

     At March 31, 1999, 97% of Downey's interest-earning assets mature, reprice or are estimated to prepay within five years, down slightly from 98% at both December 31, 1998 and March 31, 1998. At March 31, 1999, loans and mortgage-backed securities with adjustable interest rates represented 79% of Downey's loans and mortgage-backed securities portfolios. During the first quarter of 1998, Downey continued to offer residential fixed rate loan products to its customers primarily for sale in the secondary market. Downey prices and originates such fixed rate mortgage loans for sale into the secondary market in order to increase opportunities for originating ARMs and generate fee and servicing income. Downey does originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet certain yield and other approved guidelines.

     At March 31, 1999, $5.3 billion or 86% of the total loan portfolio (including mortgage-backed securities) consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $5.0 billion or 92% and $5.1 billion or 92%, at December 31, 1998, and March 31, 1998, respectively.

     The following table sets forth on a consolidated basis the interest rate spread on Downey's interest-earning assets and interest-bearing liabilities as of the dates indicated.

                                           March 31, December 31,  September 30, June 30,    March 31,
                                             1999        1998          1998        1998        1998
------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities      7.59%       7.72%         7.82%       7.91%       7.94%
   FHLB stock .........................      5.29        5.44          5.86        5.88        5.89
   Investment securities ..............      5.61        5.40          5.77        5.81        5.83
------------------------------------------------------------------------------------------------------
     Earning assets yield .............      7.52        7.65          7.73        7.82        7.86
------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................      4.40        4.53          4.81        4.93        4.96
   Borrowings:
     FHLB advances ....................      5.30        5.47          5.85        6.18        6.17
     Other borrowings .................      8.70        8.69          8.36        6.56        6.19
------------------------------------------------------------------------------------------------------
   Combined borrowings ................      5.33        5.51          6.00        6.26        6.17
------------------------------------------------------------------------------------------------------
   Combined funds .....................      4.53        4.66          4.86        4.97        5.02
------------------------------------------------------------------------------------------------------
Interest rate spread ..................      2.99%       2.99%         2.87%       2.85%       2.84%
======================================================================================================

     The period end weighted average yield on the loan and mortgage-backed securities portfolios at March 31, 1999, was 7.59%, down from 7.72% and 7.94% at December 31, 1998 and March 31, 1998, respectively. At March 31, 1999, the single family ARM portfolio, including mortgage-backed securities, totaled $4.6 billion with a weighted average rate of 7.35%, compared to $4.3 billion with a weighted average rate of 7.53% at December 31, 1998, and $4.4 billion with a weighted average rate of 7.65% at March 31, 1998.

ASSET QUALITY

Non-Performing Assets

     Non-performing assets increased during the quarter by $3 million to $30 million at March 31, 1999 or 0.46% of total assets. The increase primarily occurred in single family subprime credits, which totaled 0.58% of such loans . Non-performing assets at quarter end include non-accrual loans aggregating $1 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes the non-performing assets of Downey at the dates indicated.

                                                       March 31,   December 31, September 30,  June 30,    March 31,
(Dollars in Thousands)                                    1999         1998         1998         1998         1998
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential, one-to-four units ..................   $16,579      $15,571      $15,397      $19,047      $17,736
    Residential, one-to-four units - subprime .......     4,379        1,975        2,479        1,107          832
    Other ...........................................     4,127        4,829       20,677       20,259       20,060
--------------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    25,085       22,375       38,553       40,413       38,628
Real estate acquired in settlement of loans .........     4,686        4,475        5,423        7,576       10,414
Repossessed automobiles .............................       319          569          611          764          688
--------------------------------------------------------------------------------------------------------------------
    Gross non-performing assets .....................   $30,090      $27,419      $44,587      $48,753      $49,730
====================================================================================================================
Allowance for loan losses (1):
    Amount ..........................................   $32,586      $31,517      $31,444      $31,736      $31,817
    As a percentage of non-performing loans .........    129.90%      140.86%       81.56%       78.53%       82.37%
Non-performing assets as a percentage of total assets      0.46         0.44         0.75         0.84         0.85
====================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At March 31, 1999, the recorded investment in loans for which impairment has been recognized totaled $13 million. The total allowance for possible losses related to such loans was $1 million. During the first quarter of 1999, total interest recognized on the impaired loan portfolio was $0.5 million.

Delinquent Loans

     During the 1999 first quarter, total delinquencies decreased by $2 million or 4.9%. The decrease occurred primarily in the one-to-four units residential and automobile categories, which both declined by $2 million. Those declines were partially offset by an increase in the one-to-four units - subprime category of $3 million, with total subprime delinquencies equaling 0.64% of related loans. As a percentage of total loans outstanding, total delinquencies were 0.58% at the end of the 1999 first quarter, compared to 0.65% at year-end 1998 and 0.78% a year ago.

     The following table indicates the amounts of Downey's past due loans at the dates indicated.

                                                      March 31, 1999                            December 31, 1998
                                         -----------------------------------------   -----------------------------------------
                                          30-59      60-89       90+                  30-59      60-89       90+
(Dollars in Thousands)                     Days       Days     Days (1)    Total       Days       Days     Days (1)    Total
------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $ 8,463     $4,700    $13,180    $26,343    $ 9,841     $6,014    $12,832    $28,687
      One-to-four units - subprime ...     1,177      2,281      1,385      4,843        244        784        947      1,975
      Five or more units .............      --         --         --         --         --         --          155        155
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........     9,640      6,981     14,565     31,186     10,085      6,798     13,934     30,817
Non-mortgage:
    Commercial .......................      --         --         --         --         --         --         --         --
    Automobile .......................     3,248        383      1,000      4,631      4,650        888      1,048      6,586
    Other consumer ...................       144         76        226        446        334         45        344        723
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $13,032     $7,440    $15,791    $36,263    $15,069     $7,731    $15,326    $38,126
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.21%      0.12%      0.25%      0.58%      0.26%      0.13%      0.26%      0.65%
==============================================================================================================================
                                                    September 30, 1998                             June 30, 1998
                                         -----------------------------------------   -----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $10,601     $4,302    $12,408    $27,311    $12,500     $5,271    $14,497    $32,268
      One-to-four units - subprime ...       741      1,334        505      2,580        535       --          762      1,297
      Five or more units .............       155       --         --          155       --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    11,497      5,636     12,913     30,046     13,035      5,271     15,259     33,565
Non-mortgage:
    Commercial .......................      --         --         --         --         --         --         --         --
    Automobile .......................     5,330      1,105        990      7,425      4,795        860        819      6,474
    Other consumer ...................       119        143        496        758        222        208        227        657
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $16,946     $6,884    $14,399    $38,229    $18,052     $6,339    $16,305    $40,696
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.31%      0.13%      0.26%      0.70%      0.34%      0.12%      0.30%      0.76%
==============================================================================================================================
                                                       March 31, 1998
                                         -----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $14,532     $6,096    $14,487    $35,115
      One-to-four units - subprime ...       287        359        186        832
      Five or more units .............       222       --         --          222
    Commercial real estate ...........       241       --         --          241
    Construction .....................      --         --         --         --
    Land .............................      --         --         --         --
----------------------------------------------------------------------------------
      Total real estate loans ........    15,282      6,455     14,673     36,410
Non-mortgage:
    Commercial .......................      --         --         --         --
    Automobile .......................     4,005        946        716      5,667
    Other consumer ...................        73         57        457        587
----------------------------------------------------------------------------------
      Total loans ....................   $19,360     $7,458    $15,846    $42,664
==================================================================================
Delinquencies as a percentage of total
    loans ............................      0.35%      0.14%      0.29%      0.78%
==================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Valuation Allowances

     Allowances for losses on all assets were $41 million, $40 million and $51 million, at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

     The total allowance for possible loan losses was $33 million at March 31, 1999, compared to $32 million at both December 31, 1998, and at March 31, 1998. Included in the current quarter-end total allowance was $32 million of general loan valuation allowances, of which $3 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of risk-weighted assets. Net charge-offs totaled $1.3 million in the 1999 first quarter, compared to $0.5 million in the year-ago quarter. The year-ago quarter included a $1.4 million recovery from the previously mentioned settlement. Adjusting the year-ago results to exclude that recovery, net charge-offs would have been down $0.6 million between first quarters. Included in the current quarter net charge-offs were $0.1 million associated with one-to-four unit residential loans and $1.2 million associated with automobile loans.

     The following table is a summary of the activity of Downey's allowance for loan losses for the periods indicated.

                                                      Three Months Ended
                                 ----------------------------------------------------------
                                 March 31,  December 31, September 30, June 30,   March 31,
(In Thousands)                      1999        1998         1998        1998        1998
-------------------------------------------------------------------------------------------
Balance at beginning of period    $31,517     $31,444      $31,736     $31,817     $32,092
Provision ....................      2,381       1,180          985       1,462         272
Charge-offs ..................     (1,520)     (1,574)      (1,540)     (1,877)     (2,381)
Recoveries (1) ...............        208         467          263         334       1,834
-------------------------------------------------------------------------------------------
Balance at end of period .....    $32,586     $31,517      $31,444     $31,736     $31,817
-------------------------------------------------------------------------------------------

(1) The first quarter of 1998 includes a $1.4 million recovery of a prior commercial real estate loan charge-off due to the previously mentioned settlement.

     The following table indicates the allocation of the total valuation allowance for loan losses to the various categories of loans for the dates indicated.

                                             March 31, 1999                 December 31, 1998              September 30, 1998
                                    ------------------------------------------------------------------------------------------------
                                                  Gross   Allowance               Gross   Allowance               Gross    Allowance
                                                  Loan   Percentage               Loan   Percentage               Loan    Percentage
                                                Portfolio  to Loan              Portfolio  to Loan              Portfolio   to Loan
(Dollars in Thousands)              Allowance    Balance   Balance  Allowance    Balance   Balance  Allowance    Balance    Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........   $15,735   $5,064,684    0.31%   $14,299   $4,636,133    0.31%   $13,603   $4,413,757    0.31%
     Five or more units ..........       299       26,420    1.13        401       40,029    1.00        409       41,143    0.99
   Commercial real estate ........     2,729      151,247    1.80      2,632      140,790    1.87      3,656      156,902    2.33
   Construction ..................     1,732      147,246    1.18      1,508      127,761    1.18      1,087       92,779    1.17
   Land ..........................       944       74,959    1.26        568       44,859    1.27        498       39,222    1.27
Non-Mortgage:
   Commercial ....................       202       28,182    0.72        218       28,293    0.77        204       27,710    0.74
   Automobile ....................     7,566      363,168    2.08      8,344      357,988    2.33      8,349      355,955    2.35
   Other consumer ................       579       40,607    1.43        747       41,894    1.78        838       44,026    1.90
Not specifically allocated .......     2,800         --       --       2,800         --       --       2,800         --       --
------------------------------------------------------------------------------------------------------------------------------------
   Total loans held for investment   $32,586   $5,896,513    0.55%   $31,517   $5,417,747    0.58%   $31,444    $5,171,494   0.61%
====================================================================================================================================
                                              June 30, 1998                  March 31, 1998
                                    --------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........   $14,143   $4,426,563    0.32%   $13,960   $4,496,768    0.31%
     Five or more units ..........       309       27,736    1.11        399       38,877    1.03
   Commercial real estate ........     3,766      161,424    2.33      4,118      191,489    2.15
   Construction ..................     1,137       95,664    1.19      1,072       89,989    1.19
   Land ..........................       382       29,857    1.28        415       32,510    1.28
Non-Mortgage:
   Commercial ....................       199       27,298    0.73        192       25,478    0.75
   Automobile ....................     8,272      356,504    2.32      8,105      350,316    2.31
   Other consumer ................       728       44,530    1.63        756       45,529    1.66
Not specifically allocated .......     2,800         --       --       2,800         --       --
--------------------------------------------------------------------------------------------------
   Total loans held for investment   $31,736   $5,169,576    0.61%   $31,817   $5,270,956    0.60%
==================================================================================================

     The following table is a summary of the activity of Downey's allowance for real estate held for investment for the periods indicated.

                                                     Three Months Ended
                                --------------------------------------------------------------
                                March 31, December 31, September 30,   June 30,      March 31,
(In Thousands)                    1999        1998         1998          1998          1998
----------------------------------------------------------------------------------------------
Balance at beginning of period   $7,717      $8,151       $ 9,558       $18,140       $21,244
Provision (reduction) ........       53        (214)         (139)       (2,221)       (2,722)
Charge-offs ..................     --          (220)       (1,268)       (6,361)         (382)
Recoveries ...................     --          --            --            --            --
----------------------------------------------------------------------------------------------
Balance at end of period .....   $7,770      $7,717       $ 8,151       $ 9,558       $18,140
==============================================================================================

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

                                                     Three Months Ended
                                ------------------------------------------------------------
                                March 31, December 31, September 30,  June 30,     March 31,
(In Thousands)                    1999        1998         1998         1998         1998
--------------------------------------------------------------------------------------------
Balance at beginning of period    $533        $582        $ 671        $ 898        $ 839
Provision (reduction) ........      26         (14)         160            5          304
Charge-offs ..................     (12)        (35)        (249)        (232)        (245)
Recoveries ...................    --          --           --           --           --
--------------------------------------------------------------------------------------------
Balance at end of period .....    $547        $533        $ 582        $ 671        $ 898
============================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds generated in the first quarter of 1999 were principal repayments (including prepayments, but excluding Downey refinances) on loans and mortgage-backed securities held for investment and available for sale of $387 million and net increases in deposits and borrowings of $166 million and $148 million, respectively. In addition, loans held for sale declined by $137 million.

     These funds were used primarily to originate loans held for investment of $855 million (net of Downey refinances of $52 million).

     At March 31, 1999 and December 31, 1998, the Bank's ratio of regulatory liquidity was 4.0%, compared to 4.6% at March 31, 1998.

     Stockholders' equity totaled $490 million at March 31, 1999, compared to $481 million at December 31, 1998, and $446 million at March 31, 1998.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of March 31, 1999. The core and tangible capital ratios were 6.63% and the risk-based capital ratio was 12.49%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and 10% for risk-based, as defined by regulation.

                                                          Tangible Capital         Core Capital         Risk-Based Capital
                                                        --------------------   --------------------   ---------------------
(Dollars in Thousands)                                    Amount     Ratio       Amount     Ratio       Amount     Ratio
---------------------------------------------------------------------------------------------------------------------------
Stockholder's equity ................................   $480,040               $480,040               $480,040
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate .    (42,477)               (42,477)               (42,477)

    Goodwill ........................................     (4,425)                (4,425)                (4,425)
    Non-permitted mortgage servicing rights .........     (1,571)                (1,571)                (1,571)
   Additions:
    Unrealized gains on securities available for sale       (305)                  (305)                  (305)

    General loss allowance - Investment in DSL ......      1,451                  1,451                  1,451
    Loan general valuation allowances (1) ...........       --                     --                   32,164
---------------------------------------------------------------------------------------------------------------------------
Regulatory capital ..................................    432,713    6.63%       432,713    6.63%       464,877    12.49%
Well capitalized requirement ........................     97,898    1.50 (2)    326,327    5.00        372,277    10.00 (3)
---------------------------------------------------------------------------------------------------------------------------
Excess ..............................................   $334,815    5.13%      $106,386    1.63%      $ 92,600     2.49%
===========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6%, which the Bank meets and exceeds with a ratio of 11.62%.

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

     As part of the first phase, which is now completed, Downey inventoried all of its data systems to determine which are most critical to support customer transaction processing and provide customer services. This inventory not only included in-house systems, but those provided by third party vendors as well. Systems were prioritized as being mission critical, high risk, moderate risk or low risk, from which modification plans were developed which place priority emphasis on those systems requiring change and classified mission critical or high risk. Third party vendors were contacted during this phase to determine their process and timeline in correcting any Year 2000 compliance issues. In addition, commercial loan borrowers of Downey were also contacted to determine the extent of their preparations for Year 2000 and any potential impact Year 2000 may have on their businesses and ability to repay loan obligations to Downey. Commercial lending does not represent a significant portion of Downey's loan portfolio (i.e., approximately 0.3%); therefore, Downey believes the Year 2000 preparedness of its commercial loan borrowers does not pose a significant risk.

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

     By the end of 1998, programming was completed and acceptance testing was substantially completed for Downey's in-house mainframe system. At the end of the first quarter 1999, Downey completed acceptance testing and installation of the in-house mainframe system, which performs all significant loan, deposit, and general ledger accounting processes.

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

Costs to Address the Year 2000 Issue

     Currently Downey estimates that Year 2000 project costs will approximate $6.5 million. This cost is in addition to existing personnel who are working on the Year 2000 compliance project and includes estimates for hardware and software renovation or replacement, as well as additions to existing staff who will be specifically devoted to the project. Approximately 50% of the Year 2000 compliance project cost represents costs to migrate to a new personal computer environment and to replace certain older automated teller machines, both of which Downey might otherwise have implemented or replaced during the period notwithstanding the Year 2000 issue. As such, that portion of Year 2000 costs will be amortized over the useful life of the equipment. Of the estimated total expense, approximately $2.4 million has been incurred to-date, $0.1 million in 1997, $1.8 million in 1998 and $0.5 million during the first three months of 1999. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expense.

(In Millions)                   1997   1998   1999   2000   Thereafter   Total
------------------------------------------------------------------------------
Estimated Year 2000 expense     $0.1   $1.8   $2.8   $1.0      $0.8       $6.5
==============================================================================

     As Downey progresses in addressing the Year 2000 compliance project and additional information becomes available, estimates of costs could change. At this time, no significant data system projects have been delayed as a result of Downey's Year 2000 compliance effort.

Contingency Plans

     Downey believes its Year 2000 compliance project should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and installation with respect to Downey's in-house mainframe system which performs all significant loan, deposit and general ledger accounting processes was completed by the end of first quarter 1999. In addition to Year 2000 compliance system modification plans, Downey has also developed contingency plans for all other systems classified as mission critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified or sufficiently tested and validated to ensure Year 2000 compliance.
However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon Downey's financial condition, results of operation, business or business prospects.

                           PART II - OTHER INFORMATION


Item 5 - Other Information

(A)  See attached press release dated April 30, 1999 anouncing a new director.

Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits.

     99.1 Press release dated April 30, 1999 announcing new director.

(B) There were no reports on Form 8-K for the three months ended March 31, 1999.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                       DOWNEY FINANCIAL CORP.



Date:  May 4, 1999                    /s/ DANIEL D. ROSENTHAL
                           -----------------------------------------------------
                                          Daniel D. Rosenthal
                                President and Chief Executive Officer




Date:  May 4, 1999                      /s/ THOMAS E. PRINCE
                           -----------------------------------------------------
                                            Thomas E. Prince
                           Executive Vice President and Chief  Financial Officer