Form 10-Q
period 1999-06-30
DOWNEY FINANCIAL CORP
filed 1999-08-02
CIK 935063

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

                  For the quarterly period ended JUNE 30, 1999

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At June 30, 1999, 28,148,409 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                   JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION......................................................    1

    Consolidated Balance Sheets............................................    1
    Consolidated Statements of Income......................................    2
    Consolidated Statements of Comprehensive Income........................    3
    Consolidated Statements of Cash Flows..................................    4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS....................................    8


                                     PART II

OTHER INFORMATION..........................................................   33

    Item 6    Exhibits and Reports on Form 8-K.............................   33

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                              June 30,    December 31,   June 30,
(Dollars in Thousands, Except Per Share Data)                                   1999          1998         1998
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ....................................................................    $   56,936    $   58,510   $   47,744
Federal funds ...........................................................         3,900        33,751       19,001
------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...........................................        60,836        92,261       66,745
U.S. Treasury securities and agency obligations available for sale,
    at fair value .......................................................       134,091       116,061      125,019
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,845 at June 30, 1999, $6,745 at December 31,
    1998, and $6,865 at June 30, 1998) ..................................         6,864         6,764        6,885
Mortgage loans purchased under resale agreements ........................          --            --         50,000
Loans held for sale, at the lower of cost or market .....................       360,052       447,382      212,164
Mortgage-backed securities available for sale, at fair value ............        25,783        32,146       42,246
Loans receivable held for investment ....................................     6,432,294     5,308,837    5,073,881
Investments in real estate and joint ventures ...........................        57,460        49,447       41,880
Real estate acquired in settlement of loans .............................         4,015         4,475        7,576
Premises and equipment ..................................................       105,957       103,979      101,809
Federal Home Loan Bank stock, at cost ...................................        64,943        49,430       48,010
Other assets ............................................................        79,105        59,637       55,887
------------------------------------------------------------------------------------------------------------------
                                                                             $7,331,400    $6,270,419   $5,832,102
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ................................................................    $5,472,924    $5,039,733   $5,171,376
Federal Home Loan Bank advances .........................................     1,298,438       695,012      123,347
Commercial paper ........................................................          --            --         19,982
Other borrowings ........................................................         8,794         8,708       12,256
Accounts payable and accrued liabilities ................................        40,728        40,989       39,567
Deferred income taxes ...................................................         8,383         5,411        6,612
------------------------------------------------------------------------------------------------------------------
    Total liabilities ...................................................     6,829,267     5,789,853    5,373,140
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.01 per share; authorized 5,000,000
    shares; outstanding none ............................................          --            --           --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares; outstanding 28,148,409 shares at June 30, 1999, 28,131,776
    shares at December 31, 1998, and 28,104,618 shares at June 30, 1998 .           281           281          281
Additional paid-in capital ..............................................        92,385        92,166       91,814
Accumulated other comprehensive income (loss) - unrealized gains
    (losses) on securities available for sale ...........................          (521)          753          420
Retained earnings .......................................................       409,988       387,366      366,447
------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..........................................       502,133       480,566      458,962
------------------------------------------------------------------------------------------------------------------
                                                                             $7,331,400    $6,270,419   $5,832,102
==================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income


                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                  -------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                         1999           1998           1999          1998
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable ...........................................   $   118,818   $    105,583    $   229,549   $   210,928
   U.S. Treasury securities and agency obligations ............         1,798          1,846          3,415         3,675
   Mortgage-backed securities .................................           423            738            887         1,546
   Other investments ..........................................         1,170          1,630          2,252         3,371
-------------------------------------------------------------------------------------------------------------------------
       Total interest income ..................................       122,209        109,797        236,103       219,520
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits ...................................................        58,084         62,999        113,573       124,537
   Borrowings .................................................        12,928          3,608         22,377         9,167
-------------------------------------------------------------------------------------------------------------------------
       Total interest expense .................................        71,012         66,607        135,950       133,704
-------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME ........................................        51,197         43,190        100,153        85,816
   PROVISION FOR LOAN LOSSES ..................................         2,798          1,462          5,179         1,734
-------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses ....        48,399         41,728         94,974        84,082
-------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ..............................         4,904          3,727          9,352         6,896
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate ...........           200             70            200            70
     Reduction of losses on real estate and joint ventures ....           265          2,221            212         4,943
     Operations, net ..........................................         2,304          2,712          3,522         9,505
   Secondary marketing activities:
     Loan servicing fees ......................................           292            139            866           289
     Net gains on sales of loans and mortgage-backed securities         4,058          2,414          8,045         3,286
   Net gains on sales of investment securities ................           191           --              288            68
   Other ......................................................         1,045            666          2,116         1,818
-------------------------------------------------------------------------------------------------------------------------
       Total other income, net ................................        13,259         11,949         24,601        26,875
-------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs .................................        21,251         15,609         42,062        30,245
   Premises and equipment costs ...............................         5,068          3,908          9,803         7,790
   Advertising expense ........................................         2,571          1,552          4,770         3,135
   Professional fees ..........................................           471            (29)         1,011         1,357
   SAIF insurance premiums and regulatory assessments .........           942            955          1,931         1,905
   Other general and administrative expense ...................         4,979          5,248         11,954         9,021
-------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense .................        35,282         27,243         71,531        53,453
-------------------------------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans           121            (97)           211           158
   Amortization of excess of cost over fair value of net assets
     acquired .................................................           118            134            236           266
-------------------------------------------------------------------------------------------------------------------------
       Total operating expense ................................        35,521         27,280         71,978        53,877
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ....................................        26,137         26,397         47,597        57,080
Income taxes ..................................................        11,079         11,409         20,191        24,527
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME .................................................   $    15,058   $     14,988    $    27,406   $    32,553
=========================================================================================================================
PER SHARE INFORMATION:
BASIC .........................................................   $      0.53   $       0.53    $      0.97   $      1.16
=========================================================================================================================
DILUTED .......................................................   $      0.53   $       0.53    $      0.97   $      1.15
=========================================================================================================================
CASH DIVIDENDS PAID ...........................................   $     0.090   $      0.080    $     0.170   $     0.156
=========================================================================================================================
Weighted average diluted shares outstanding ...................    28,179,984     28,179,643     28,175,126    28,173,832
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income


                                                                                          Three Months Ended     Six Months Ended
                                                                                               June 30,              June 30,
                                                                                          ----------------------------------------
(In Thousands)                                                                              1999       1998       1999       1998
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME ...........................................................................    $15,058    $14,988    $27,406    $32,553
----------------------------------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:
  Unrealized  gains (losses) on securities available for sale:
     U.S. Treasury securities and agency obligations available for sale, at fair value       (542)        (7)      (960)       525
     Less reclassification of realized gains, net of losses included in income........       (110)      --         (166)       (39)
     Mortgage-backed securities available for sale, at fair value ....................       (174)         1       (148)      (176)
----------------------------------------------------------------------------------------------------------------------------------
    Total other comprehensive income (loss), net of income taxes .....................       (826)        (6)    (1,274)       310
----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .................................................................    $14,232    $14,982    $26,132    $32,863
==================================================================================================================================


See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         ------------------------
(In Thousands)                                                                               1999         1998
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................................   $    27,406    $  32,553
   Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization ...................................................         3,631        3,986
     Provision for (recovery of) losses on loans, real estate acquired in settlement
       of loans, investments in real estate and joint ventures and other assets ......         5,086       (3,081)
     Net gains on sales of loans and mortgage-backed securities, investment
       securities, real estate and other assets ......................................       (10,591)     (13,125)
     Interest capitalized on loans (negative amortization) ...........................       (11,387)      (9,371)
     Federal Home Loan Bank stock dividends ..........................................        (1,327)      (1,308)
   Loans originated for sale .........................................................    (1,278,282)    (850,600)
   Proceeds from sales of loans originated for sale ..................................       450,595      513,434
   Other, net ........................................................................        (6,518)        (285)
-----------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ...............................................      (821,387)    (327,797)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sales of U.S. Treasury securities and agency obligations available for sale .....        65,195       60,068
     Sales of mortgage-backed securities available for sale ..........................       897,124      162,688
     Sales of wholly owned real estate and real estate acquired in settlement of loans         2,268        3,236
   Purchase of:
     U.S. Treasury securities and agency obligations available for sale ..............       (99,190)     (27,617)
     Securities under resale agreements ..............................................          --        (50,000)
     Loans receivable held for investment ............................................       (22,590)      (6,556)
   Loans receivable originated held for investment (net of refinances of
     $96,983 at June 30, 1999 and $46,967 at June 30, 1998) ..........................    (1,967,214)    (653,936)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale ...................................................       849,965      857,906
   Net change in undisbursed loan funds ..............................................        47,719       22,564
   Proceeds from (investments in) real estate held for investment ....................        (8,491)       5,317
   Other, net ........................................................................        (6,962)      (3,064)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities .................................      (242,176)     370,606
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ------------------------
(In Thousands)                                                                        1999         1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ....................................................   $   433,191    $ 301,398
   Net decrease in securities sold under agreements to repurchase ..............          --        (34,803)
   Proceeds from Federal Home Loan Bank advances ...............................     2,704,237       75,300
   Repayments of Federal Home Loan Bank advances ...............................    (2,100,811)    (304,411)
   Net increase (decrease) in other borrowings .................................            86      (64,236)
   Proceeds from exercise of stock options .....................................           219          158
   Cash dividends ..............................................................        (4,784)      (4,388)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities ...........................     1,032,138      (30,982)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ...........................       (31,425)      11,827
Cash and cash equivalents at beginning of year .................................        92,261       54,918
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $    60,836    $  66,745
===========================================================================================================
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Interest ..................................................................   $   136,190    $ 133,464
     Income taxes ..............................................................        16,454       28,915
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale .................        (6,857)        --
   Loans exchanged for mortgage-backed securities ..............................       898,237      163,716
   Real estate acquired in settlement of loans .................................         4,715        9,497
   Loans to facilitate the sale of real estate acquired in settlement of loans .         3,296        9,041
===========================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of June 30, 1999, December 31, 1998, and June 30, 1998, and the results of operations, and comprehensive income for the three months and six months ended June 30, 1999, and 1998, and changes in cash flows for the six months ended June 30, 1999, and 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1998, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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

     This statement is effective for all fiscal years beginning after June 15, 2000. It is not anticipated that the financial impact of this statement will have a material impact on Downey.

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At June 30, 1999, these sales contracts amounted to approximately $489 million while no purchase contracts were outstanding. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

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

NOTE (5) - CAPITAL SECURITIES

     On July 23, 1999,  subsequent  to the date of these  financial  statements,
Downey through Downey Financial Capital Trust I (the "Trust") issued $120 million in 10.00% Capital Securities (the "Securities"). The Securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. The Securities represent undivided beneficial interests in the Trust, which was established by Downey for the purpose of issuing the Securities. Downey owns all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in 10.00% Junior Subordinated Deferrable Interest Debentures due September 15, 2029 issued by Downey (the "Junior Subordinated Debentures"), with an aggregate principal amount of $124 million. The primary asset of the Trust is the Junior Subordinated Debentures. The obligations of the Trust with respect to the Securities are fully and unconditionally guaranteed by Downey, to the extent provided in the Guarantee Agreement with respect to the Securities. Downey will use the net proceeds of $115 million from the sale of the Junior Subordinated Debentures (net of underwriting discounts and commissions and other offering expenses) to make investments in its primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), and for other general corporate purposes. On July 30, 1999, Downey invested $25 million of the net proceeds as additional common stock of the Bank thereby increasing the Bank's regulatory core / tangible capital by that amount.

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

OVERVIEW FOR THE QUARTER ENDED JUNE 30, 1999

     Our net income for the second quarter of 1999 totaled $15.1 million or $0.53 per share on a diluted basis. This compares to $15.0 million or $0.53 per share in the second quarter of 1998. Our net income in the year-ago quarter benefited from the settlement of a number of loan and real estate investment obligations of a former joint venture partner. That settlement added $1.8 million to our net income in the second quarter of 1998. The pre-tax amount of the settlement was $3.2 million of which:

     o $1.7 million was recorded as a reduction of losses on real estate and joint ventures;
     o $0.2 million was recorded in miscellaneous other income; and o $1.3 million was recorded as a reduction to professional fees within general and administrative expense.

Excluding that settlement, our net income would have increased between second quarters by $1.9 million or 14.4%, primarily reflecting a $1.8 million or 15.1% increase in our net income from banking operations. This increase reflected several factors. Net interest income increased $8.0 million or 18.5% due to increases in both our average earning assets and in our effective interest spread. In addition, the quarter-to-quarter improvement reflected an adjusted increase of $3.2 million in other income, primarily reflecting increases in net gains on sales of loans and in loan and deposit related fees. A $6.7 million increase in adjusted general and administrative expense and a $1.3 million increase in provision for loan losses partially offset those favorable factors. The increase in general and administrative expense was due to significantly higher lending volumes, branch expansion and increased expense related to our Year 2000 compliance efforts.

     For the first six months of 1999, our net income totaled $27.4 million or $0.97 per share on a diluted basis, down from $32.6 million or $1.15 per share in the year-ago period. The decline primarily reflects two factors:

     o First, year-ago net income benefited by $4.7 million from the settlement. The pre-tax amount of the settlement was $8.3 million of which:

          o $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses;
          o $4.3 million was recorded as a reduction of losses on real estate and joint ventures;
          o    $1.0 million was recorded in miscellaneous other income; and
          o $1.6 million was recorded as a reduction to professional fees within general and administrative expense.

     o    Second,   our  remaining  net  income   attributable  to  real  estate
          investment activities declined $3.0 million due to the 1999 period having a lower level of gains from sales of real estate investments.

Excluding those two factors, our net income would have increased by $2.6 million or 11.0% for the first six months of 1999. Our banking operations generated this adjusted increase.

     For the second quarter of 1999, our return on average assets was 0.88% and our return on average equity was 12.17%, bringing, for the first six months of 1999, our return on average assets to 0.83% and return on average equity to 11.20%.

     At June 30, 1999 our assets totaled $7.3 billion, up $1.5 billion or 25.7% from a year ago and up $1.1 billion or 16.9% from year-end 1998. Our single family loan originations totaled a record $1.677 billion in the second quarter of 1999, up 84% from the $909 million we originated in the second quarter of 1998. Of the current quarter total, $631 million represented originations of loans for sale and $312 million represented originations for portfolio of subprime credits as part of our strategy to enhance the portfolio's net yield. In addition to single family loans, we originated $136 million of other loans in the quarter, including $61 million of automobile loans and $54 million of construction and land loans.

     Our borrowings increased $1.2 billion between second quarters and represented the primary source of funding for our asset growth. In addition to higher borrowings, our deposits increased $302 million or 5.8% and also funded asset growth. At quarter-end, our deposits totaled $5.5 billion. During the quarter, we opened four new in-store branches, bringing total branches at quarter end to 99, of which 37 are in-store. A year ago, branches totaled 90.

     Our non-performing assets were virtually unchanged during the quarter totaling $30 million or 0.41% of total assets.

     At June 30, 1999, Downey's primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 6.04% and a risk-based capital ratio of 11.48%. These capital levels are substantially above the "well capitalized" standards of 5% for core and tangible capital and 10% for risk-based capital, as defined by regulation.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

NET INTEREST INCOME

     Our net interest income totaled $51.2 million in the second quarter of 1999, up $8.0 million or 18.5% from the same period last year. The improvement between second quarters reflected increases in both our average earning assets and in our effective interest rate spread. Our average earning assets increased by $982 million or 17.5% between second quarters to $6.6 billion. Our effective interest rate spread of 3.11% in the current quarter was up from the year-ago quarter level of 3.08%, but down from the first quarter 1999 level of 3.23%. For the first six months of 1999, our net interest income totaled $100.2 million, up $14.3 million or 16.7% from a year ago.

     The following table presents for the periods indicated the total dollar amount of:

     o interest income from average interest-earning assets and the resultant yields; and
     o interest expense on average interest-bearing liabilities and the resultant costs, expressed as rates.

     The table also sets forth the net interest income, the interest rate spread and the effective interest rate spread. The effective interest rate spread reflects the relative level of interest-earning assets to interest-bearing liabilities and equals:

     o the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by
     o    average interest-earning assets for the period.

     The table also sets forth the net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities--for the periods indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent that we received payments and to the extent that we believe we will recover the remaining principal balance of the loan. We computed average balances for the quarter using the average of each month's daily average balance during the period indicated.

                                                                       Three Months Ended
                                                 --------------------------------------------------------------
                                                           June 30,1999                   June 30,1998
                                                 --------------------------------------------------------------
                                                                        Average                         Average
                                                   Average              Yield/     Average              Yield/
(Dollars in Thousands)                             Balance    Interest   Rate      Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ....................................   $6,343,011   $118,818   7.49    $5,316,803   $105,583   7.94%
    Mortgage-backed securities ...............       27,623        423   6.13        44,146        738   6.69
    Investment securities ....................      214,077      2,968   5.56       242,071      3,476   5.76
---------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ..........    6,584,711    122,209   7.42     5,603,020    109,797   7.84
Non-interest-earning assets ..................      293,641                         256,211
---------------------------------------------------------------------------------------------------------------
      Total assets ...........................   $6,878,352                      $5,859,231
===============================================================================================================
Interest-bearing liabilities:
    Deposits .................................   $5,328,264   $ 58,084   4.37    $5,123,428   $ 62,999   4.93%
    Borrowings ...............................      996,140     12,928   5.21       219,384      3,608   6.60
---------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities .....    6,324,404     71,012   4.50     5,342,812     66,607   5.00
Non-interest-bearing liabilities .............       58,859                          65,275
Stockholders' equity .........................      495,089                         451,144
---------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity   $6,878,352                      $5,859,231
===============================================================================================================
Net interest income/interest rate spread .....                $ 51,197   2.92%                $ 43,190   2.84%
Excess of interest-earning assets over
    interest-bearing liabilities .............   $  260,307                      $  260,208
Effective interest rate spread ...............                           3.11                            3.08
===============================================================================================================

                                                                             Six Months Ended
                                                 --------------------------------------------------------------
                                                           June 30,1999                   June 30,1998
                                                 --------------------------------------------------------------
                                                                        Average                         Average
                                                   Average              Yield/     Average              Yield/
                                                   Balance    Interest   Rate      Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ....................................   $6,080,936   $229,549   7.55%   $5,315,150   $210,928   7.94%
    Mortgage-backed securities ...............       29,111        887   6.09        46,058      1,546   6.71
    Investment securities ....................      209,961      5,667   5.44       247,999      7,046   5.73
---------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ..........    6,320,008    236,103   7.47     5,609,207    219,520   7.83
Non-interest-earning assets ..................      283,754                         252,454
---------------------------------------------------------------------------------------------------------------
      Total assets ...........................   $6,603,762                      $5,861,661
===============================================================================================================
Interest-bearing liabilities:
    Deposits .................................   $5,195,208   $113,573   4.41%   $5,064,239   $124,537   4.96%
    Borrowings ...............................      855,857     22,377   5.27       285,226      9,167   6.48
---------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities .....    6,051,065    135,950   4.53     5,349,465    133,704   5.04
Non-interest-bearing liabilities .............       63,099                          68,802
Stockholders' equity .........................      489,598                         443,394
---------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity   $6,603,762                      $5,861,661
===============================================================================================================
Net interest income/interest rate spread .....                $100,153   2.94%                $ 85,816   2.79%
Excess of interest-earning assets over
    interest-bearing liabilities .............   $  268,943                      $  259,742
Effective interest rate spread ...............                           3.17                            3.06
===============================================================================================================

     Changes in our net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

     o changes in volume--changes in volume multiplied by comparative period rate;
     o changes in rate--changes in rate multiplied by comparative period volume; and
     o changes in rate/volume--changes in rate multiplied by changes in volume.

     Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month's daily average balance during the period indicated.

                                             Three Months Ended                        Six Months Ended
                                  ----------------------------------------------------------------------------------
                                    June 30, 1999 versus June 30, 1998        June 30, 1999 versus June 30, 1998
                                               Changes Due To                            Changes Due To
                                  ----------------------------------------------------------------------------------
                                                         Rate/                                      Rate/
(In Thousands)                     Volume      Rate     Volume      Net      Volume       Rate     Volume      Net
--------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans ......................   $20,379   $(5,988)  $(1,156)   $13,235    $30,390   $(10,287)  $(1,482)   $18,621
    Mortgage-backed securities .      (276)      (62)       23       (315)      (568)      (143)       52       (659)
    Investment securities ......      (402)     (120)       14       (508)    (1,081)      (352)       54     (1,379)
--------------------------------------------------------------------------------------------------------------------
      Change in interest income     19,701    (6,170)   (1,119)    12,412     28,741    (10,782)   (1,376)    16,583
--------------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits ...................     2,519    (7,148)     (286)    (4,915)     3,221    (13,827)     (358)   (10,964)
    Borrowings .................    11,747    (1,118)   (1,309)     9,320     17,078     (2,198)   (1,670)    13,210
--------------------------------------------------------------------------------------------------------------------
      Change in interest expense    14,266    (8,266)   (1,595)     4,405     20,299    (16,025)   (2,028)     2,246
--------------------------------------------------------------------------------------------------------------------
Change in net interest income ..   $ 5,435   $ 2,096   $   476    $ 8,007    $ 8,442   $  5,243   $   652    $14,337
====================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $2.8 million in the current quarter, up from $1.5 million in the year-ago quarter. This increase reflects growth in our loan portfolio during the current quarter. In contrast, our loan portfolio declined during the year-ago quarter. For information regarding our allowance for loan losses, see "Financial Condition for the Quarter Ended June 30, 1999 - Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate."

OTHER INCOME

     Our other income was $13.3 million in the second quarter of 1999, up $1.3 million or 11.0% from a year-ago. All categories of our other income were above a year ago except for income from real estate held for investment. Income from real estate held for investment declined by $2.2 million, of which $1.7 million was attributable to the year-ago settlement. Our net gains on sales of loans and mortgage-backed securities increased $1.6 million between second quarters and our loan and deposit related fees increased $1.2 million. For the first six months of 1999, total other income was $24.6 million, down $2.3 million from a year ago of which $5.3 million was attributable to the settlement.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations for the periods indicated.

                                                                            Three Months Ended
                                                        ----------------------------------------------------------
                                                        June 30,    March 31,  December 31, September 30, June 30,
(In Thousands)                                            1999        1999         1998         1998        1998
------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................  $1,094      $  981       $  688       $  894      $1,260
   Equity in net income from joint ventures ...........   1,008          47          256        2,605       1,116
   Interest from joint venture advances ...............     202         190          182          380         336
------------------------------------------------------------------------------------------------------------------
     Total operations, net ............................   2,304       1,218        1,126        3,879       2,712
Net gains on sales of wholly owned real estate ........     200        --          2,487         --            70
Reduction of (provision for) losses on real estate
    and joint ventures ................................     265         (53)         214          139       2,221
------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations  $2,769      $1,165       $3,827       $4,018      $5,003
==================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $35.5 million in the current quarter, compared to $27.3 million in the second quarter of 1998. The increase was primarily due to an increase in our general and administrative costs. General and administrative costs increased $8.0 million or 29.5% due to significantly higher lending volumes, branch expansion and increased expense related to our Year 2000 compliance efforts. In addition, the year-ago quarter benefited from a $1.3 million reduction to our professional fees due to the settlement. For the first six months of 1999, operating expenses totaled $72.0 million, up $18.1 million from the same period of 1998, of which $1.6 million was attributable to the settlement.

PROVISION FOR INCOME TAXES

     Income taxes for the current quarter totaled $11.1 million, resulting in an effective tax rate of 42.4%, compared to $11.4 million and 43.2% for the like quarter of a year ago. For the first six months of 1999, the effective tax rate was 42.4%, compared to 43.0% from the same period of 1998. For further information regarding income taxes, see "Notes to Consolidated Financial Statements - Note (4) - Income Taxes."

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations for the Quarter Ended June 30, 1999 discussed our consolidated results. The purpose of this section is to present data on the results of operations of our two business segments--banking and real estate investment.

     The following table presents net income by business segment for the periods indicated, followed by a discussion of the results of operations of each segment.

                                                    Three Months Ended
                          ----------------------------------------------------------------------
                          June 30,       March 31,     December 31,   September 30,     June 30,
(In Thousands)              1999            1999           1998           1998          1998 (1)
------------------------------------------------------------------------------------------------
Banking ..............    $13,702         $12,029        $10,791        $10,870         $12,405
Real estate investment      1,356             319          1,861          1,898           2,583
------------------------------------------------------------------------------------------------
   Total net income ..    $15,058         $12,348        $12,652        $12,768         $14,988
================================================================================================
                                                                            Six Months Ended
                                                                        ------------------------
                                                                        June 30,        June 30,
                                                                          1999          1998 (2)
------------------------------------------------------------------------------------------------
Banking ..............                                                  $25,731         $25,075
Real estate investment                                                    1,675           7,478
------------------------------------------------------------------------------------------------
   Total net income ..                                                  $27,406         $32,553
================================================================================================

(1) The net income impact of a settlement with a former joint venture partner totaled $1.8 million, of which $0.5 million was in banking and $1.3 million was in real estate investment.
(2) The net income impact of a settlement with a former joint venture partner totaled $4.7 million, of which $1.9 million was in banking and $2.8 million was in real estate investment.

Banking

     Net income from our banking operations for the second quarter of 1999 totaled $13.7 million, up from $12.4 million in the second quarter of 1998. The settlement benefited our year-ago net income by $0.5 million. The pre-tax amount of the settlement was $0.9 million of which:

     o    $0.2 million was recorded in miscellaneous other income; and
     o $0.7 million was recorded as a reduction to professional fees within operating expense.

Excluding the settlement benefit from our year-ago results, our net income from banking would have increased by $1.8 million or 15.1%.

     The increase in our adjusted net income between second quarters reflected several factors. Net interest income increased $7.9 million or 18.3% due to increases in both our average earning assets and in our effective interest rate spread. Other income increased an adjusted $3.8 million. The increase in adjusted other income primarily reflected increases in net gains on sales of loans and in loan and deposit related fees. Increases of an adjusted $7.4 million in operating expense and $1.3 million in provision for loan losses partially offset the favorable impact of these items. The increase in adjusted operating expense reflected significantly higher lending volumes, branch expansion and increased expense related to our year 2000 compliance efforts.

     The table below sets forth our banking operational results and selected financial data for the periods indicated.

                                                           Three Months Ended
                                   ------------------------------------------------------------------
                                    June 30,      March 31,   December 31,  September 30,   June 30,
(In Thousands)                        1999          1999          1998          1998          1998
-----------------------------------------------------------------------------------------------------
Net interest income .............  $   51,242    $   48,948    $   45,953    $   42,889    $   43,318
Provision for loan losses .......       2,798         2,381         1,180           985         1,520
Other income ....................      10,408        10,110         6,881         5,561         6,864
Operating expense ...............      35,112        35,839        33,057        28,270        27,077
Net intercompany income (expense)         102            82           (18)          (48)           80
-----------------------------------------------------------------------------------------------------
Income before income taxes ......      23,842        20,920        18,579        19,147        21,665
Income taxes ....................      10,140         8,891         7,788         8,277         9,260
-----------------------------------------------------------------------------------------------------
   Net income ...................  $   13,702    $   12,029    $   10,791    $   10,870    $   12,405
=====================================================================================================
AT PERIOD END:
Assets:
   Loans ........................  $6,818,129    $6,102,547    $5,788,365    $5,387,843    $5,328,291
   Other ........................     490,523       473,476       464,097       500,498       481,611
-----------------------------------------------------------------------------------------------------
     Total assets ...............   7,308,652     6,576,023     6,252,462     5,888,341     5,809,902
-----------------------------------------------------------------------------------------------------
Equity ..........................  $  502,133    $  490,406    $  480,566    $  470,815    $  458,962
=====================================================================================================

     For the first six months of 1999, our net income from banking totaled $25.7 million, up $0.7 million from the same period of 1998. Our net income in the prior-year period benefited by $1.9 million from the settlement. The pre-tax amount of the settlement was $3.4 million of which:

     o $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses;
     o    $1.0 million was recorded in other income; and
     o $1.0 million was recorded as a reduction to professional fees within operating expense.

Excluding the settlement benefit from year-ago results, net income from banking would have increased by $2.6 million or 11.0%.

     The table below sets forth our banking operational results for the periods indicated.

                                     Six Months Ended
                                   --------------------
                                   June 30,    June 30,
(In Thousands)                       1999        1998
-------------------------------------------------------
Net interest income .............  $100,190     $86,125
Provision for loan losses .......     5,179       1,753
Other income ....................    20,518      12,175
Operating expense ...............    70,951      52,627
Net intercompany income (expense)       184         (41)
-------------------------------------------------------
Income before income taxes ......    44,762      43,879
Income taxes ....................    19,031      18,804
-------------------------------------------------------
   Net income ...................  $ 25,731     $25,075
=======================================================

Real Estate Investment

     Net income from our real estate investment operations totaled $1.4 million in the second quarter of 1999, down from $2.6 million in the year-ago quarter. The settlement benefited year-ago net income by $1.3 million. The pre-tax amount of the settlement was $2.3 million of which:

     o $1.7 million was recorded as a reduction of loss on real estate and joint ventures in other income; and
     o $0.6 million was recorded as a reduction to professional fees within operating expense.

Excluding the settlement, our net income from real estate investment operations would have increased by $0.1 million or 7.8%.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                         Three Months Ended
                                                   ------------------------------------------------------------
                                                   June 30,    March 31,   December 31, September 30,  June 30,
(In Thousands)                                       1999         1999         1998         1998         1998
---------------------------------------------------------------------------------------------------------------
Net interest income (expense) ..................   $   (45)     $     8      $  (209)     $  (102)     $  (128)
Reduction of loan losses .......................      --           --           --           --            (58)
Other income ...................................     2,851        1,232        3,925        4,111        5,085
Operating expense ..............................       409          618          777          679          203
Net intercompany income (expense) ..............      (102)         (82)          18           48          (80)
---------------------------------------------------------------------------------------------------------------
Income before income taxes .....................     2,295          540        2,957        3,378        4,732
Income taxes ...................................       939          221        1,096        1,480        2,149
---------------------------------------------------------------------------------------------------------------
   Net income ..................................   $ 1,356      $   319      $ 1,861      $ 1,898      $ 2,583
===============================================================================================================
AT PERIOD END:
Assets:
   Investments in real estate and joint ventures   $57,460      $52,155      $49,447      $47,918      $41,880
   Other .......................................     8,294        7,564        9,841       13,790       17,892
---------------------------------------------------------------------------------------------------------------
     Total assets ..............................    65,754       59,719       59,288       61,708       59,772
---------------------------------------------------------------------------------------------------------------
Equity .........................................   $43,006      $41,650      $41,331      $39,470      $37,572
===============================================================================================================

     For the first six months of 1999, our net income from real estate investment operations totaled $1.7 million, down $5.8 million from the same period a year ago. The settlement benefited our year-ago net income by $2.8 million. The pre-tax amount of the settlement was $4.9 million of which:

     o $4.3 million was recorded as a reduction of loss on real estate and joint ventures in other income; and
     o $0.6 million was recorded as a reduction to professional fees in other expense.

Excluding the settlement benefit from year-ago results, our remaining net income attributable to real estate investment activities declined by $3.0 million due to the 1999 period having a lower level of gains from sales of real estate investments.

     The table below sets forth our real estate investment operational results for the periods indicated.

                                      Six Months Ended
                                    --------------------
                                    June 30,    June 30,
(In Thousands)                       1999         1998
--------------------------------------------------------
Net interest expense ............   $  (37)     $  (309)
Reduction of loan losses ........     --            (19)
Other income ....................    4,083       14,700
Operating expense ...............    1,027        1,250
Net intercompany income (expense)     (184)          41
--------------------------------------------------------
Income before income taxes ......    2,835       13,201
Income taxes ....................    1,160        5,723
--------------------------------------------------------
   Net income ...................   $1,675      $ 7,478
========================================================

     Our investment in real estate and joint ventures amounted to $57 million at June 30, 1999, compared to $49 million at December 31, 1998, and $42 million at June 30, 1998.

     For information on valuation allowances associated with real estate and joint venture loans, see "Financial Condition for the Quarter Ended June 30, 1999 - Problem Loans and Real Estate - Allowances for Losses on Loans and Real Estate."

FINANCIAL CONDITION FOR THE QUARTER ENDED JUNE 30, 1999

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $716 million during the second quarter to a total of $6.8 billion or 93.0% of assets at June 30, 1999. The increase primarily occurred in the single family loan portfolio. Of that increase, $276 million represented subprime loans, with the majority of the remaining increase occurring in our adjustable rate portfolio.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                     Three Months Ended
                                            ----------------------------------------------------------------
                                             June 30,      March 31,   December 31,  September 30,  June 30,
(In Thousands)                                 1999          1999          1998          1998         1998
------------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential, one-to-four units:
     Adjustable ..........................  $  964,408    $  568,891    $  436,960    $  383,483    $309,468
     Fixed ...............................      81,080       208,504       181,717         6,921       6,824
   Other .................................     136,155       131,045       111,484       102,319      88,013
------------------------------------------------------------------------------------------------------------
     Total loans originated for investment   1,181,643       908,440       730,161       492,723     404,305
Loans originated for sale (1) ............     631,496       646,786       740,837       571,146     592,931
------------------------------------------------------------------------------------------------------------
   Total loans originated ................  $1,813,139    $1,555,226    $1,470,998    $1,063,869    $997,236
============================================================================================================

(1) One-to-four unit residential loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled a record $1.677 billion in the second quarter of 1999, of which $1.046 billion were for portfolio and $631 million were for sale. This was 18% higher than the $1.424 billion we originated in the first quarter of 1999, and nearly double the $909 million we originated in the year-ago quarter. Of the current quarter total, $312 million represented originations of subprime credits as part of our strategy to enhance the portfolio's net yield. During the current quarter, 65% of our residential one-to-four unit originations represented refinancings of existing loans. This is down from 76% during the previous quarter and down slightly from 67% in the year-ago second quarter. In addition to single family loans, we originated $136 million of other loans in the current quarter, including $61 million of automobile loans and $54 million of construction and land loans.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages tied to the Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. Increasingly, the majority of adjustable rate mortgage originations reprice monthly; however, we also originate adjustable rate mortgage loans which reprice semi-annually and annually. With respect to adjustable rate mortgages that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment adjustable rate mortgages have a periodic cap on changes in the required monthly payments, which payments adjust annually. Monthly adjustment adjustable rate mortgages allow for negative amortization. Negative amortization is the addition to loan principal of accrued interest that exceeds the required loan payment. There is a limit on the amount of negative amortization allowed, expressed as a percentage of principal plus the amount added relative to the original loan amount. That limit has been 110%, but was increased to 125% in 1998 on loans having a loan to value ratio of 80% or less. At June 30, 1999, $3.7 billion of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $58 million represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $579 million of loans in the second quarter of 1999, compared to $777 million for the previous quarter and $554 million for the second quarter of 1998. All were secured by residential one-to-four unit property and at June 30, 1999, loans held for sale totaled $360 million.

     At June 30, 1999, we had commitments to fund loans amounting to $1.101 billion, of which $380 million were fixed rate one-to-four unit residential loans being originated for sale in the secondary market, as well as loans in process of $137 million and undrawn lines of credit of $82 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities during the periods indicated.

                                                                                     Three Months Ended
                                                            ------------------------------------------------------------------
                                                             June 30,      March 31,   December 31,  September 30,   June 30,
(In Thousands)                                                 1999          1999          1998          1998          1998
------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential:
      One-to-four units:
        Adjustable ......................................   $  656,718     $ 382,562     $ 303,291     $ 283,468     $ 229,106
        Adjustable - subprime ...........................      307,690       186,329       133,409       100,015        78,845
------------------------------------------------------------------------------------------------------------------------------
           Total adjustable .............................      964,408       568,891       436,700       383,483       307,951
        Fixed ...........................................       54,671       205,758       179,786         5,351         3,980
        Fixed - subprime ................................        4,301         2,444         1,684         1,535         1,329
      Five or more units:
        Adjustable ......................................         --            --            --            --            --
        Fixed ...........................................         --            --            --          13,229          --
------------------------------------------------------------------------------------------------------------------------------
           Total residential ............................    1,023,380       777,093       618,170       403,598       313,260
     Commercial real estate .............................        2,915         6,398         6,149          --            --
     Construction .......................................       45,082        30,587        45,339        17,266        19,023
     Land ...............................................        8,950        29,081         9,983        23,640         6,883
   Non-mortgage:
     Commercial .........................................        6,278         2,925           700           645         4,421
     Automobile .........................................       60,620        50,294        43,330        40,158        46,153
     Other consumer .....................................       12,130        11,760         5,983         7,016        10,738
------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ............................    1,159,355       908,138       729,654       492,323       400,478
Real estate loans purchased (1) .........................       22,288           302           507           400         3,827
------------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .................    1,181,643       908,440       730,161       492,723       404,305
Loan repayments .........................................     (506,048)     (434,796)     (489,912)     (490,358)     (498,516)
Other net changes (2) ...................................       (6,958)      (18,824)       (8,211)          553       (11,740)
------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for investment      668,637       454,820       232,038         2,918      (105,951)
------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ...............................      631,496       646,786       740,837       571,146       592,931
   Loans transferred from (to) the investment portfolio .          238        (7,095)       (3,822)         --             162
   Originated whole loans sold ..........................     (281,120)     (176,139)     (266,812)     (354,371)     (429,434)
   Loans exchanged for mortgage-backed securities .......     (297,858)     (600,379)     (291,940)     (153,175)     (124,505)
   Other net changes ....................................       (2,637)         (622)       (3,794)       (2,851)       (1,369)
------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale .....       50,119      (137,449)      174,469        60,749        37,785
------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .......................      297,858       600,379       291,940       153,175       124,505
   Sold .................................................     (297,858)     (600,379)     (293,222)     (153,175)     (124,505)
   Repayments ...........................................       (2,869)       (3,235)       (4,143)       (4,242)       (3,724)
   Other net changes ....................................         (305)           46          (560)          127           (13)
------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities available
       for sale .........................................       (3,174)       (3,189)       (5,985)       (4,115)       (3,737)
------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans and mortgage-backed
       securities held for sale and available for sale ..       46,945      (140,638)      168,484        56,634        34,048
------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and mortgage-
       backed securities ................................   $  715,582     $ 314,182     $ 400,522     $  59,552     $ (71,903)
==============================================================================================================================

(1) Primarily one-to-four unit residential loans. Includes five or more unit residential loans of $0.2 million in the three months ended June 30, 1999, $0.4 million in the three months ended September 30, 1998, and $0.2 million in the three months ended June 30, 1998. Also includes commercial real estate loans of $0.6 million in the three months ended June 30, 1998.

(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio and interest capitalized on loans (negative amortization).

     The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated. At June 30, 1999, approximately 95% of our real estate loans were secured by real estate located in California, principally in Los Angeles, Orange, Santa Clara, San Diego and San Mateo counties.

                                                      June 30,      March 31,   December 31,  September 30,   June 30,
(In Thousands)                                          1999          1999          1998          1998          1998
-----------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential:
        One-to-four units:
          Adjustable .............................   $4,118,763    $3,800,552    $3,721,728    $3,791,187    $3,892,221
          Adjustable - subprime ..................    1,017,699       745,843       580,232       461,646       372,608
          Fixed ..................................      550,035       507,357       325,454       153,408       155,741
          Fixed - subprime .......................       14,748        10,932         8,719         7,516         5,993
-----------------------------------------------------------------------------------------------------------------------
             Total one-to-four units .............    5,701,245     5,064,684     4,636,133     4,413,757     4,426,563
        Five or more units:
          Adjustable .............................       18,409        18,516        18,617        18,707        18,802
          Fixed ..................................        6,232         7,904        21,412        22,436         8,934
      Commercial real estate:
        Adjustable ...............................       38,483        39,641        39,360        44,215        47,045
        Fixed ....................................      111,076       111,606       101,430       112,687       114,379
      Construction ...............................      178,526       147,246       127,761        92,779        95,664
      Land .......................................       71,314        74,959        44,859        39,222        29,857
    Non-mortgage:
      Commercial .................................       26,884        28,182        28,293        27,710        27,298
      Automobile .................................      375,138       363,168       357,988       355,955       356,504
      Other consumer .............................       42,475        40,607        41,894        44,026        44,530
-----------------------------------------------------------------------------------------------------------------------
        Total loans held for investment ..........    6,569,782     5,896,513     5,417,747     5,171,494     5,169,576
    Increase (decrease) for:
      Undisbursed loan funds .....................     (146,603)     (133,785)     (108,414)      (88,213)      (85,367)
      Net deferred costs and premiums ............       43,460        33,515        31,021        24,962        21,408
      Allowance for estimated loss ...............      (34,345)      (32,586)      (31,517)      (31,444)      (31,736)
-----------------------------------------------------------------------------------------------------------------------
        Total loans held for investment, net .....    6,432,294     5,763,657     5,308,837     5,076,799     5,073,881
-----------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale (all one-to-four units):
      Adjustable .................................        5,711          --           7,975         9,480        13,692
      Fixed ......................................      354,341       309,933       439,407       263,433       198,472
-----------------------------------------------------------------------------------------------------------------------
        Total loans held for sale ................      360,052       309,933       447,382       272,913       212,164
    Mortgage-backed securities available for sale:
      Adjustable .................................        8,822         9,887        10,996        12,795        14,575
      Fixed ......................................       16,961        19,070        21,150        25,336        27,671
-----------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities available
          for sale ...............................       25,783        28,957        32,146        38,131        42,246
-----------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities
          held for sale and available for sale ...      385,835       338,890       479,528       311,044       254,410
-----------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities   $6,818,129    $6,102,547    $5,788,365    $5,387,843    $5,328,291
=======================================================================================================================

     We carry loans for sale at the lower of cost or market. At June 30, 1999, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     We carry mortgage-backed securities available for sale at fair value which, at June 30, 1999, reflected an unrealized loss of $0.1 million. The current quarter-end unrealized loss, less the associated tax effect of $0.1 million, is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At June 30, 1999, our deposits totaled $5.5 billion, up $302 million or 5.8% from the year-ago quarter end and up $433 million or 8.6% from year-end 1998. Compared to the year-ago period, our transaction accounts--i.e., checking, regular passbook and money market--increased $341 million or 33.4%, while certificates of deposits decreased $40 million or 1.0%. The following table sets forth information concerning our deposits and average rates paid at the dates indicated.

                             June 30, 1999        March 31, 1999      December 31, 1998     September 30, 1998       June 30, 1998
                        ------------------------------------------------------------------------------------------------------------
                         Weighted              Weighted              Weighted              Weighted              Weighted
                          Average               Average               Average               Average               Average
(Dollars in Thousands)     Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount
------------------------------------------------------------------------------------------------------------------------------------
Transaction accounts ...   2.40%  $1,362,880     2.34%  $1,313,707     2.30%  $1,238,062     2.18%  $1,080,734     2.17%  $1,021,428
Certificates of deposit:
   Less than 3.00% .....   2.58       23,239     2.60       23,324     2.62       25,126     2.63       26,686     2.63       27,290
   3.00-3.49 ...........   3.01          268     3.01          323     3.01          593     3.03          449     3.02          677
   3.50-3.99 ...........   3.91       44,532     3.91       47,813     3.88       51,474     3.91       40,115     -               -
   4.00-4.49 ...........   4.40      578,371     4.39      604,692     4.39      428,316     4.16       14,754     4.13       59,708
   4.50-4.99 ...........   4.80    1,208,190     4.80    1,004,947     4.80      668,204     4.88      468,922     4.90      208,774
   5.00-5.99 ...........   5.38    2,181,871     5.41    2,015,702     5.53    2,421,333     5.57    3,162,420     5.60    3,072,092
   6.00-6.99 ...........   6.11       71,254     6.06      192,320     6.06      204,065     6.06      382,502     6.05      778,300
   7.00 and greater ....   7.25        2,319     7.24        2,454     7.24        2,560     7.25        2,798     7.24        3,107
------------------------------------------------------------------------------------------------------------------------------------
     Total certificates
       of deposit ......   5.05    4,110,044     5.09    3,891,575     5.26    3,801,671     5.50    4,098,646     5.61    4,149,948
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits ....   4.39%  $5,472,924     4.40%  $5,205,282     4.53%  $5,039,733     4.81%  $5,179,380     4.93%  $5,171,376
====================================================================================================================================

BORROWINGS

     During the 1999 second quarter, our borrowings increased $456 million to $1.3 billion, primarily reflecting increases in Federal Home Loan Bank ("FHLB") advances. This followed an increase of $148 million during the first quarter of 1999. The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                   June 30,     March 31,   December 31, September 30,  June 30,
(Dollars in Thousands)                               1999          1999         1998         1998         1998
----------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................  $1,298,438     $842,677     $695,012     $197,935     $123,347
Other borrowings:
   Commercial paper ............................        --           --           --           --         19,982
   Other borrowings ............................       8,794        8,638        8,708       12,166       12,256
----------------------------------------------------------------------------------------------------------------
     Total borrowings ..........................  $1,307,232     $851,315     $703,720     $210,101     $155,585
----------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
   the period ..................................        5.21%        5.36%        5.61%        5.91%        6.60%
Total borrowings as a percentage of total assets       17.83        12.91        11.22         3.55         2.67
================================================================================================================

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk occurs to the degree that our interest-bearing liabilities reprice or mature more rapidly or on a different basis than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, one of our principal objectives is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. There has been no significant change in our market risk since December 31, 1998.

     The following table sets forth the repricing frequency of our major asset and liability categories as of June 30, 1999, as well as other information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, like caps on the amount that interest rates and payments on our loans may adjust. Accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                              June 30, 1999
                                               ----------------------------------------------------------------------------
                                                  Within        7 - 12         2 - 5      6 - 10        Over        Total
(Dollars in Thousands)                           6 Months       Months         Years      Years       10 Years     Balance
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Investment securities and FHLB stock ..(1)   $   75,707    $      --       $134,091   $    --      $   --      $  209,798
  Loans and mortgage-backed securities:
    Mortgage-backed securities ..........(2)       13,174          4,100        6,217       1,832         460        25,783
    Loans secured by real estate:
      Residential:
        Adjustable ......................(2)    5,050,274         55,003       76,701        --          --       5,181,978
        Fixed ...........................(2)      390,863         31,235      193,950     146,601     164,527       927,176
      Commercial real estate ............(2)       44,330          8,082       83,220       8,578       2,411       146,621
      Construction ......................(2)       71,112           --           --          --          --          71,112
      Land ..............................(2)       36,977             38          339         370        --          37,724
    Non-mortgage:
      Commercial ........................(2)       16,480           --           --          --          --          16,480
      Consumer ..........................(2)      125,715         78,008      207,532        --          --         411,255
---------------------------------------------------------------------------------------------------------------------------
  Total loans and mortgage-backed securities    5,748,925        176,466      567,959     157,381     167,398     6,818,129
---------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets ..........   $5,824,632    $   176,466     $702,050   $ 157,381    $167,398    $7,027,927
===========================================================================================================================
Deposits and borrowings:
  Interest-bearing deposits:
    Fixed maturity deposits .............(1)   $2,092,801    $ 1,718,981     $298,262   $    --      $   --      $4,110,044
    Transaction accounts ................(3)    1,203,713           --           --          --          --       1,203,713
  Non-interest-bearing transaction accounts       159,167           --           --          --          --         159,167
---------------------------------------------------------------------------------------------------------------------------
    Total deposits .........................    3,455,681      1,718,981      298,262        --          --       5,472,924
---------------------------------------------------------------------------------------------------------------------------
  Borrowings ...............................      766,903         16,250       89,274     434,805        --       1,307,232
---------------------------------------------------------------------------------------------------------------------------
    Total deposits and borrowings ..........   $4,222,584    $ 1,735,231     $387,536   $ 434,805    $   --      $6,780,156
===========================================================================================================================
Excess (shortfall) of interest-earning
  assets over interest-bearing liabilities .   $1,602,048    $(1,558,765)    $314,514   $(277,424)   $167,398    $  247,771
Cumulative gap .............................    1,602,048         43,283      357,797      80,373     247,771

Cumulative gap - as a % of total assets:
  June 30, 1999 ............................        21.85%          0.59%        4.88%       1.10%       3.38%
  December 31, 1998 ........................        23.84           7.84         9.07        3.40        4.00
  June 30, 1998 ............................        20.62           1.74         3.24        3.92        4.29
===========================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Subject to immediate repricing.

     Our six-month gap at June 30, 1999 was a positive 21.85%. This means that more interest-earning assets reprice within six months than interest-bearing liabilities. This compares to a positive six-month gap of 19.62% at March 31, 1999, 23.84% at December 31, 1998, and 20.62% at June 30, 1998. We continue to pursue our strategy of emphasizing
the origination of adjustable rate mortgages. For the twelve months ended June 30, 1999, we originated and purchased for investment $2.6 billion of adjustable rate loans which represented approximately 79% of all loans we originated and purchased for investment during the period.

     At June 30, 1999, 95% of our interest-earning assets mature, reprice or are estimated to prepay within five years, down from 98% at December 31, 1998 and 99% at June 30, 1998. At June 30, 1999, loans and mortgage-backed securities with adjustable interest rates represented 79% of our loans and mortgage-backed securities portfolios. During the second quarter of 1999, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities for originating adjustable rate mortgages and generate fee and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At June 30, 1999, $5.9 billion or 84% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $5.0 billion or 92% at both December 31, 1998 and June 30, 1998.

     The following table sets forth on a consolidated basis the interest rate spread on our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                              June 30,     March 31,  December 31, September 30,  June 30,
                                                1999         1999         1998         1998         1998
----------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities         7.47%        7.59%        7.72%        7.82%        7.91%
   Federal Home Loan Bank stock .......         5.29         5.29         5.44         5.86         5.88
   Investment securities ..............         5.84         5.61         5.40         5.77         5.81
----------------------------------------------------------------------------------------------------------
       Earning assets yield ...........         7.41         7.52         7.65         7.73         7.82
----------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................         4.39         4.40         4.53         4.81         4.93
   Borrowings:
     Federal Home Loan Bank advances ..         5.24         5.30         5.47         5.85         6.18
     Other borrowings .................         8.67         8.70         8.69         8.36         6.56
----------------------------------------------------------------------------------------------------------
       Combined borrowings ............         5.26         5.33         5.51         6.00         6.26
----------------------------------------------------------------------------------------------------------
       Combined funds cost ............         4.56         4.53         4.66         4.86         4.97
----------------------------------------------------------------------------------------------------------
       Interest rate spread ...........         2.85%        2.99%        2.99%        2.87%        2.85%
==========================================================================================================

     The period end weighted average yield on our loan and mortgage-backed securities portfolios at June 30, 1999, was 7.47%, down from 7.72% at December 31, 1998, and 7.91% at June 30, 1998. At June 30, 1999, our single family adjustable rate mortgage portfolio, including mortgage-backed securities, totaled $5.2 billion with a weighted average rate of 7.19%, compared to $4.3 billion with a weighted average rate of 7.53% at December 31, 1998, and $4.3 billion with a weighted average rate of 7.63% at June 30, 1998.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets were virtually unchanged during the quarter totaling $30 million or 0.41% of total assets. Non-performing assets at quarter end include non-accrual loans aggregating $1.3 million which were not contractually past due, but were deemed non-accrual due to our assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                           June 30,     March 31,    December 31, September 30,    June 30,
(Dollars in Thousands)                                       1999          1999          1998          1998          1998
--------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential, one-to-four units ..................      $15,522       $16,579       $15,571       $15,397       $19,047
    Residential, one-to-four units - subprime .......        6,010         4,379         1,975         2,479         1,107
    Other ...........................................        4,281         4,127         4,829        20,677        20,259
--------------------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................       25,813        25,085        22,375        38,553        40,413
Real estate acquired in settlement of loans .........        4,015         4,686         4,475         5,423         7,576
Repossessed automobiles .............................          256           319           569           611           764
--------------------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................      $30,084       $30,090       $27,419       $44,587       $48,753
==========================================================================================================================
Allowance for loan losses (1):
    Amount ..........................................      $34,345       $32,586       $31,517       $31,444       $31,736
    As a percentage of non-performing loans .........       133.05%       129.90%       140.86%        81.56%        78.53%
Non-performing assets as a percentage of total assets         0.41          0.46          0.44          0.75          0.84
==========================================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At June 30, 1999, the recorded investment in loans for which we recognized impairment totaled $13 million. The total allowance for possible losses related to these loans was $1 million. During the second quarter of 1999, total interest recognized on the impaired loan portfolio was $0.5 million, increasing the year-to-date total to $1.0 million.

Delinquent Loans

     During the 1999 second quarter, our delinquencies decreased by $3 million or 8.5%. This decrease primarily occurred in our residential one-to-four units category, which declined by $5 million. Partially offsetting that decline was a $2 million increase in our residential one-to-four units-subprime category, with total subprime delinquencies equaling 0.64% of related loans. As a percentage of total loans outstanding, total delinquencies were 0.48% at the end of the 1999 second quarter, compared to 0.65% at year-end 1998 and 0.76% a year ago.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                        June 30, 1999                                 March 31, 1999
                                          ----------------------------------------------------------------------------------------
                                           30-59      60-89        90+                   30-59       60-89        90+
(Dollars in Thousands)                      Days       Days     Days (1)     Total        Days        Days     Days (1)     Total
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............    $ 5,834     $3,812    $11,910     $21,556     $ 8,463      $4,700    $13,180     $26,343
      One-to-four units - subprime ...      2,328      1,235      3,092       6,655       1,177       2,281      1,385       4,843
      Five or more units .............       --         --         --          --          --          --         --          --
    Commercial real estate ...........       --         --         --          --          --          --         --          --
    Construction .....................       --         --         --          --          --          --         --          --
    Land .............................       --         --         --          --          --          --         --          --
----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........      8,162      5,047     15,002      28,211       9,640       6,981     14,565      31,186
Non-mortgage:
    Commercial .......................       --         --         --          --          --          --         --          --
    Automobile .......................      3,133        489        895       4,517       3,248         383      1,000       4,631
    Other consumer ...................        169         36        233         438         144          76        226         446
----------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................    $11,464     $5,572    $16,130     $33,166     $13,032      $7,440    $15,791     $36,263
==================================================================================================================================
Delinquencies as a percentage of total
  loans ..............................       0.17%      0.08%      0.23%       0.48%       0.21%       0.12%      0.25%       0.58%
==================================================================================================================================

                                                       December 31, 1998                           September 30, 1998
                                           ---------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............    $ 9,841     $6,014    $12,832     $28,687     $10,601      $4,302    $12,408     $27,311
      One-to-four units - subprime ...        244        784        947       1,975         741       1,334        505       2,580
      Five or more units .............       --         --          155         155         155        --         --           155
    Commercial real estate ...........       --         --         --          --          --          --         --          --
    Construction .....................       --         --         --          --          --          --         --          --
    Land .............................       --         --         --          --          --          --         --          --
----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........     10,085      6,798     13,934      30,817      11,497       5,636     12,913      30,046
Non-mortgage:
    Commercial .......................       --         --         --          --          --          --         --          --
    Automobile .......................      4,650        888      1,048       6,586       5,330       1,105        990       7,425
    Other consumer ...................        334         45        344         723         119         143        496         758
----------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................    $15,069     $7,731    $15,326     $38,126     $16,946      $6,884    $14,399     $38,229
==================================================================================================================================
Delinquencies as a percentage of total
  loans ..............................       0.26%      0.13%      0.26%       0.65%       0.31%       0.13%      0.26%       0.70%
==================================================================================================================================

                                                        June 30, 1998
                                          -----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............    $12,500     $5,271    $14,497     $32,268
      One-to-four units - subprime ...        535       --          762       1,297
      Five or more units .............       --         --         --          --
    Commercial real estate ...........       --         --         --          --
    Construction .....................       --         --         --          --
    Land .............................       --         --         --          --
-----------------------------------------------------------------------------------
      Total real estate loans ........     13,035      5,271     15,259      33,565
Non-mortgage:
    Commercial .......................       --         --         --          --
    Automobile .......................      4,795        860        819       6,474
    Other consumer ...................        222        208        227         657
-----------------------------------------------------------------------------------
      Total loans ....................    $18,052     $6,339    $16,305     $40,696
===================================================================================
Delinquencies as a percentage of total
  loans ..............................       0.34%      0.12%      0.30%       0.76%
===================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Allowance for Losses on Loans and Real Estate

     We establish valuation allowances for losses on loans and real estate on a specific and general basis. We determine specific allowances based on the difference between the carrying value of the asset and our net fair value. We determine general valuation allowances based on historical loss experience, current and anticipated levels and trends of delinquent and non-performing loans and the economic environment in our market areas.

     Allowances for losses on all assets were $43 million at June 30, 1999, $40 million at December 31, 1998, and $42 million at June 30, 1998.

     Our total allowance for possible loan losses was $34 million at June 30, 1999, up from $32 million at both year-end 1998 and June 30, 1998. Included in our current quarter-end total allowance was $34 million of general loan valuation allowances, of which $3 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of our risk-weighted assets. Net charge-offs totaled $1.0 million in the 1999 second quarter, down from $1.5 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.2 million associated with one-to-four unit residential loans and $0.8 million associated with automobile loans. For the first six months of 1999, our net charge-offs were $2.4 million, compared to net charge-offs of $2.1 million in the year-ago period. The year-ago period included a $1.4 million recovery from the settlement. Adjusting year-ago results to exclude that recovery, net charge-offs would have been down $1.1 million between six-month periods.

     The following table is a summary of the activity of our allowance for loan losses during the periods indicated.

                                                             Three Months Ended
                                     --------------------------------------------------------------------
                                     June 30,       March 31,    December 31,   September 30,    June 30,
(In Thousands)                         1999           1999           1998           1998           1998
---------------------------------------------------------------------------------------------------------
Balance at beginning of period       $32,586        $31,517        $31,444        $31,736        $31,817
Provision ....................         2,798          2,381          1,180            985          1,462
Charge-offs ..................        (1,280)        (1,520)        (1,574)        (1,540)        (1,877)
Recoveries ...................           241            208            467            263            334
---------------------------------------------------------------------------------------------------------
Balance at end of period .....       $34,345        $32,586        $31,517        $31,444        $31,736
=========================================================================================================

     The following table indicates our allocation of the total valuation allowance for loan losses to the various categories of loans at the dates indicated.

                                         June 30, 1999                    March 31, 1999                  December 31, 1998
                               ---------------------------------------------------------------------------------------------------
                                             Gross     Allowance               Gross   Allowance                 Gross   Allowance
                                             Loan     Percentage               Loan   Percentage                 Loan   Percentage
                                           Portfolio   to Loan               Portfoli   to Loan                Portfolio  to Loan
(Dollars in Thousands)         Allowance    Balance    Balance   Allowance    Balance   Balance    Allowance    Balance   Balance
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $16,896   $5,701,245    0.30%     $15,735   $5,064,684    0.31%     $14,299   $4,636,133    0.31%
     Five or more units .....       285       24,641    1.16          299       26,420    1.13          401       40,029    1.00
   Commercial real estate ...     2,808      149,559    1.88        2,729      151,247    1.80        2,632      140,790    1.87
   Construction .............     2,082      178,526    1.17        1,732      147,246    1.18        1,508      127,761    1.18
   Land .....................       900       71,314    1.26          944       74,959    1.26          568       44,859    1.27
Non-Mortgage:
   Commercial ...............       193       26,884    0.72          202       28,182    0.72          218       28,293    0.77
   Automobile ...............     7,832      375,138    2.09        7,566      363,168    2.08        8,344      357,988    2.33
   Other consumer ...........       549       42,475    1.29          579       40,607    1.43          747       41,894    1.78
Not specifically allocated ..     2,800         --       --         2,800         --       --         2,800         --       --
----------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $34,345   $6,569,782    0.52%     $32,586   $5,896,513    0.55%     $31,517   $5,417,747    0.58%
----------------------------------------------------------------------------------------------------------------------------------

                                      September 30, 1998                  June 30, 1998
                                --------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $13,603   $4,413,757    0.31%     $14,143   $4,426,563    0.32%
     Five or more units .....       409       41,143    0.99          309       27,736    1.11
   Commercial real estate ...     3,656      156,902    2.33        3,766      161,424    2.33
   Construction .............     1,087       92,779    1.17        1,137       95,664    1.19
   Land .....................       498       39,222    1.27          382       29,857    1.28
Non-Mortgage:
   Commercial ...............       204       27,710    0.74          199       27,298    0.73
   Automobile ...............     8,349      355,955    2.35        8,272      356,504    2.32
   Other consumer ...........       838       44,026    1.90          728       44,530    1.63
Not specifically allocated ..     2,800         --       --         2,800         --       --
----------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $31,444   $5,171,494    0.61%     $31,736   $5,169,576    0.61%
----------------------------------------------------------------------------------------------

     The following table is a summary of the activity of our allowance for real estate held for investment during the periods indicated.

                                                            Three Months Ended
                                    ----------------------------------------------------------------
                                     June 30,    March 31,   December 31,  September 30,    June 30,
(In Thousands)                         1999        1999          1998          1998           1998
----------------------------------------------------------------------------------------------------
Balance at beginning of period       $7,770       $7,717       $8,151       $ 9,558        $18,140
Provision (reduction) ........         (265)          53         (214)         (139)        (2,221)
Charge-offs ..................         (116)        --           (220)       (1,268)        (6,361)
Recoveries ...................         --           --           --            --             --
----------------------------------------------------------------------------------------------------
Balance at end of period .....       $7,389       $7,770       $7,717       $ 8,151        $ 9,558
====================================================================================================

     In addition to losses charged against the allowance for loan losses, we have recorded losses on real estate acquired in settlement of loans by direct write-off to net operations of real estate acquired in settlement of loans and against an allowance for losses specifically established for these assets. The following table is a summary of the activity of our allowance for real estate acquired in settlement of loans during the periods indicated.

                                                       Three Months Ended
                                   ----------------------------------------------------------
                                   June 30,    March 31,  December 31, September 30, June 30,
(In Thousands)                       1999        1999         1998         1998        1998
---------------------------------------------------------------------------------------------
Balance at beginning of period      $ 547       $ 533        $ 582        $ 671       $ 898
Provision (reduction) ........          9          26          (14)         160           5
Charge-offs ..................        (47)        (12)         (35)        (249)       (232)
Recoveries ...................       --          --           --           --          --
---------------------------------------------------------------------------------------------
Balance at end of period .....      $ 509       $ 547        $ 533        $ 582       $ 671
=============================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our primary sources of funds generated in the second quarter of 1999 were principal repayments, including prepayments, but excluding our refinances on loans and mortgage-backed securities held for investment and available for sale of $463 million, and net increases in our borrowings of $456 million and deposits of $268 million.

     We used these funds primarily to originate loans held for investment of $1.1 billion (net of our refinances of $45 million).

     Both at June 30, 1999 and at December 31, 1998, the Bank's ratio of regulatory liquidity was 4.0%, compared to 4.4% at June 30, 1998.

     Stockholders' equity totaled $502 million at June 30, 1999, compared to $481 million at December 31, 1998, and $459 million at June 30, 1998.

REGULATORY CAPITAL COMPLIANCE

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of June 30, 1999. The core and tangible capital ratios were 6.04% and the risk-based capital ratio was 11.48%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and 10% for risk-based, as defined by regulation. For information regarding a capital contribution to the Bank by Downey subsequent to June 30, 1999, see "Notes to Consolidated Financial Statements - Note (5) - Capital Securities."

                                                          Tangible Capital         Core Capital        Risk-Based Capital
                                                         -----------------      -----------------      ------------------
(Dollars in Thousands)                                    Amount     Ratio       Amount     Ratio       Amount      Ratio
-------------------------------------------------------------------------------------------------------------------------
Stockholder's equity ................................    $491,767               $491,767               $491,767
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate .     (48,724)               (48,724)               (48,724)
    Goodwill ........................................      (4,307)                (4,307)                (4,307)
    Non-permitted mortgage servicing rights .........      (2,299)                (2,299)                (2,299)
   Additions:
    Unrealized gains on securities available for sale         521                    521                    521
    General loss allowance - Investment in DSL
      Service Company ...............................       1,485                  1,485                  1,485
    General loan valuation allowances (1) ...........        --                     --                   33,932
-------------------------------------------------------------------------------------------------------------------------
Regulatory capital ..................................     438,443    6.04%       438,443    6.04%       472,375     11.48%
Well capitalized requirement ........................     108,868    1.50        362,894    5.00        411,364     10.00
-------------------------------------------------------------------------------------------------------------------------
Excess ..............................................    $329,575    4.54%      $ 75,549    1.04%      $ 61,011      1.48%
=========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 10.66%.

YEAR 2000

Risks of the Year 2000 Issue

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to represent the calendar year--e.g., "99" for "1999". Software so developed, and not corrected, could produce inaccurate or unpredictable results or system failures commencing January 1, 2000, when dates present a lower two digit year number than dates in the prior century. These occurrences may have a material adverse effect on our financial condition, results of operations, business or business prospects, as Downey, like most financial organizations, is significantly impacted by the potential year 2000 issue due to the nature of financial information. Potential impacts to us may arise from software, computer hardware, and other equipment both within our direct control and outside our ownership, yet with which we electronically or operationally interface. Financial institution regulators have intensively focused upon year 2000 exposures, issuing guidance concerning the responsibilities of management and the board of directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams and the Office of Thrift Supervision has authority to bring enforcement actions against any institution under its supervision which it believes is not properly addressing year 2000 compliance issues.

State of Readiness

     We have established a four-phase process to address the year 2000 issue. In addition, our board of directors oversees the year 2000 compliance project's progress through monthly status reports and quarterly reviews with the year 2000 project manager.

     As part of the first phase, which is completed, we inventoried all of our data systems to determine which are most critical to support customer transaction processing and provide customer services. This inventory not only included in-house systems, but those provided by third party vendors as well. We prioritized systems as being:

     o    mission critical;
     o    high risk;
     o    moderate risk; or
     o    low risk.

     From this system we developed modification plans which place priority emphasis on those systems requiring change and classified mission critical or high risk. We contacted third party vendors during this phase to determine their process and timeline in correcting any year 2000 compliance issues. In addition, we also contacted our commercial loan borrowers to determine the extent of their preparations for year 2000 and any potential impact year 2000 may have on their businesses and ability to repay loan obligations to us. Commercial lending does not represent a significant portion of our loan portfolio--i.e., substantially less than 1.0%; therefore, we believe the year 2000 preparedness of our commercial loan borrowers does not pose a significant risk.

     Phase two of the process consisted of making appropriate year 2000 programming changes to our in-house systems, while phase three consists of acceptance testing and sign-off of both our in-house and vendor provided systems. The fourth and final phase of the year 2000 compliance project includes installation of the system modifications into our daily operation. The fourth phase is scheduled to occur once a system has been successfully tested and determined to be year 2000 compliant.

     By the end of 1998, we completed programming and substantially completed acceptance testing for our in-house mainframe system. At the end of first quarter 1999, we completed acceptance testing and installation of the in-house mainframe system, which performs all significant loan, deposit, and general ledger accounting processes.

     For our developed PC-based systems classified mission critical, we have completed all programming changes, acceptance testing and installation. We completed programming and acceptance testing of all other of our developed PC-based systems by the end of the second quarter, with installation of year 2000 modifications scheduled for completion during third quarter 1999.

     The timing of year 2000 acceptance testing and installation of all third party vendor changes is dependent upon when their systems become available to us. We have in place a process to monitor third party vendor progress in making required year 2000 corrections and, when completed, this process requires third party vendors to represent that their systems are year 2000 compliant. Although we request vendor representations, we do not intend to rely solely upon them. Rather, we intend to test vendor programs or review testing conducted by others for year 2000 compliance.

     In addition to the computer systems utilized by us, we have also inventoried other essential services that year 2000 issues may impact like telecommunications and utilities. We are monitoring these essential service providers to determine their progress and how they are addressing year 2000 issues. To date, no information exists to suggest these essential services will not be year 2000 compliant.

Costs to Address the Year 2000 Issue

     Currently, we estimate that year 2000 project costs will approximate $6.5 million. This cost is in addition to existing personnel who are working on the year 2000 compliance project and includes estimates for hardware and software renovation or replacement, as well as additions to existing staff who will be specifically devoted to the project. Approximately 50% of the year 2000 compliance project cost represents costs to migrate to a new personal computer environment and to replace specific older automated teller machines, both of which we might otherwise have implemented or replaced during the period notwithstanding the year 2000 issue. Thus, that portion of year 2000 costs will be amortized over the useful life of the equipment. Of the estimated total expense, approximately $3.2 million has been incurred to date, $0.1 million in 1997, $1.8 million in 1998 and $1.3 million during the first six months of 1999.

The table below summarizes by year the estimated amount and anticipated timing of the planned year 2000 expense.

(In Millions)                  1997     1998     1999      2000  Thereafter  Total
----------------------------------------------------------------------------------
Estimated Year 2000 expense    $0.1     $1.8     $2.8      $1.0     $0.8     $6.5
==================================================================================

     As we progress in addressing the year 2000 compliance project and additional information becomes available, estimates of costs could change. At this time, no significant data system projects have been delayed as a result of our year 2000 compliance effort.

Contingency Plans

     We believe our year 2000 compliance project should enable us to be successful in modifying our computer systems to be year 2000 compliant. As previously stated, we have completed acceptance testing and installation with respect to our in-house mainframe system which performs all significant loan, deposit and general ledger accounting processes, as well as our developed PC-based systems classified mission critical. Also, programming and acceptance testing of all other of our developed PC-based systems has been completed, with installation scheduled for third quarter 1999. In addition to year 2000 compliance system modification plans, we have also developed contingency plans for all other systems classified as mission critical and high risk. Our contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified or sufficiently tested and validated to ensure year 2000 compliance. However, there can be no assurance that either the compliance process or our contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon our financial condition, results of operations, business or business prospects.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits

     27 Financial Data Schedule.

(B) There were no reports on Form 8-K filed for the six months ended June 30, 1999.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                          DOWNEY FINANCIAL CORP.




Date:  August 2, 1999                  /s/  Daniel D. Rosenthal
                           ----------------------------------------------------
                                            Daniel D. Rosenthal
                                   President and Chief Executive Officer




Date:  August 2, 1999                   /s/  Thomas E. Prince
                           ----------------------------------------------------
                                             Thomas E. Prince
                           Executive Vice President and Chief Financial Officer