Form 10-Q
period 1999-09-30
DOWNEY FINANCIAL CORP
filed 1999-11-02
CIK 935063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________  TO  __________

                      Commission File Number 1-13578
                             DOWNEY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              33-0633413
       (State or other jurisdiction of    (I.R.S.  Employer  Identification No.)
       incorporation or organization)

     3501 JAMBOREE ROAD, NEWPORT BEACH, CA                 92660
     (Address of principal executive office)            (Zip Code)

     Registrant's telephone number, including area code  (949) 854-0300

     Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of  each  exchange on
             Title of each class                           which registered
             -------------------                      --------------------------
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

     At September 30, 1999, 28,148,409 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                SEPTEMBER 30, 1999 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION.......................................................   1

    Consolidated Balance Sheets.............................................   1
    Consolidated Statements of Income.......................................   2
    Consolidated Statements of Comprehensive Income.........................   3
    Consolidated Statements of Cash Flows...................................   4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.....................................   8


                                     PART II

    OTHER INFORMATION.......................................................  34

    Item 6    Exhibits and Reports on Form 8-K..............................  34

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                 September 30, December 31, September 30,
(Dollars in Thousands, Except Per Share Data)                                        1999          1998         1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................   $   86,391    $   58,510   $   43,315
Federal funds .................................................................       26,501        33,751       54,801
-------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .................................................      112,892        92,261       98,116
U.S. Treasury securities and agency obligations available for sale,
    at fair value .............................................................      143,020       116,061      116,629
Municipal securities being held to maturity, at amortized cost (estimated market value of $6,845 at September 30, 1999, $6,745 at December 31,
    1998, and $6,865 at September 30, 1998) ...................................        6,863         6,764        6,885
Mortgage loans purchased under resale agreements ..............................         --            --         40,000
Loans held for sale, at lower of cost or market ...............................      211,067       447,382      272,913
Mortgage-backed securities available for sale, at fair value ..................       23,583        32,146       38,131
Loans receivable held for investment ..........................................    7,665,951     5,308,837    5,076,799
Investments in real estate and joint ventures .................................       54,036        49,447       47,918
Real estate acquired in settlement of loans ...................................        5,213         4,475        5,423
Premises and equipment ........................................................      105,492       103,979      102,030
Federal Home Loan Bank stock, at cost .........................................       69,380        49,430       48,712
Other assets ..................................................................      103,192        59,637       57,023
-------------------------------------------------------------------------------------------------------------------------
                                                                                  $8,500,689    $6,270,419   $5,910,579
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................   $6,311,312    $5,039,733   $5,179,380
Federal Home Loan Bank advances ...............................................    1,477,207       695,012      197,935
Other borrowings ..............................................................        8,501         8,708       12,166
Accounts payable and accrued liabilities ......................................       54,366        40,989       45,062
Deferred income taxes .........................................................       13,358         5,411        5,221
-------------------------------------------------------------------------------------------------------------------------
    Total liabilities .........................................................    7,864,744     5,789,853    5,439,764
-------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ....................................................      120,000          --           --
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ..........................................................         --            --           --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares; outstanding 28,148,409 shares at September 30, 1999 and
    28,131,776 shares at December 31, 1998 and  September 30, 1998 ............          281           281          281
Additional paid-in capital ....................................................       92,385        92,166       92,166
Accumulated other comprehensive income (loss) - unrealized gains (losses)
    on securities available for sale ..........................................         (738)          753        1,403
Retained earnings .............................................................      424,017       387,366      376,965
-------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ................................................      515,945       480,566      470,815
-------------------------------------------------------------------------------------------------------------------------
                                                                                  $8,500,689    $6,270,419   $5,910,579
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income


                                                                         Three Months Ended            Nine Months Ended
                                                                           September 30,                 September 30,
                                                                     --------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                           1999           1998           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans receivable ............................................   $   132,686    $   103,949    $   362,235    $   314,877
    U.S. Treasury securities and agency obligations .............         2,063          1,813          5,478          5,488
    Mortgage-backed securities ..................................           387            654          1,274          2,200
    Other investments ...........................................         1,268          2,566          3,520          5,937
-----------------------------------------------------------------------------------------------------------------------------
       Total interest income ....................................       136,404        108,982        372,507        328,502
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
    Deposits ....................................................        67,478         64,243        181,051        188,780
    Borrowings ..................................................        15,576          1,952         37,953         11,119
    Capital securities ..........................................         2,307           --            2,307           --
-----------------------------------------------------------------------------------------------------------------------------
       Total interest expense ...................................        85,361         66,195        221,311        199,899
-----------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME .........................................        51,043         42,787        151,196        128,603
PROVISION FOR LOAN LOSSES .......................................         2,838            985          8,017          2,719
-----------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses .........        48,205         41,802        143,179        125,884
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
    Loan and deposit related fees ...............................         5,323          4,163         14,675         11,059
    Real estate and joint ventures held for investment, net:
       Net gains on sales of wholly owned real estate ...........         1,037           --            1,237             70
       Reduction of losses on real estate and joint ventures ....         3,162            139          3,374          5,082
       Operations, net ..........................................         1,532          3,879          5,054         13,384
    Secondary marketing activities:
       Loan servicing fees ......................................           383           (420)         1,249           (131)
       Net gains on sales of loans and mortgage-backed securities         4,395          1,726         12,440          5,012
    Net gains on sales of investment securities .................          --             --              288             68
    Other .......................................................           439            185          2,555          2,003
-----------------------------------------------------------------------------------------------------------------------------
       Total other income, net ..................................        16,271          9,672         40,872         36,547
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
    Salaries and related costs ..................................        21,759         16,171         63,821         46,416
    Premises and equipment costs ................................         5,222          4,343         15,025         12,133
    Advertising expense .........................................         2,150          1,367          6,920          4,502
    Professional fees ...........................................           553            701          1,564          2,058
    SAIF insurance premiums and regulatory assessments ..........           975            977          2,906          2,882
    Other general and administrative expense ....................         5,252          5,158         17,206         14,179
-----------------------------------------------------------------------------------------------------------------------------
       Total general and administrative expense .................        35,911         28,717        107,442         82,170
-----------------------------------------------------------------------------------------------------------------------------
    Net operation of real estate acquired in settlement of loans           (224)           107            (13)           265
    Amortization of excess of cost over fair value of net assets
      acquired .................................................            118            125            354            391
-----------------------------------------------------------------------------------------------------------------------------
       Total operating expense ..................................        35,805         28,949        107,783         82,826
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ......................................        28,671         22,525         76,268         79,605
Income taxes ....................................................        12,109          9,757         32,300         34,284
-----------------------------------------------------------------------------------------------------------------------------
    NET INCOME ..................................................   $    16,562    $    12,768    $    43,968    $    45,321
=============================================================================================================================
PER SHARE INFORMATION:
    BASIC .......................................................   $      0.59    $      0.45    $      1.56    $      1.61
=============================================================================================================================
    DILUTED .....................................................   $      0.59    $      0.45    $      1.56    $      1.60
=============================================================================================================================
    CASH DIVIDENDS DECLARED AND PAID ............................   $     0.090    $     0.080    $     0.260    $     0.236
=============================================================================================================================
    Weighted average diluted shares outstanding .................    28,179,561     28,181,313     28,175,104     28,176,326
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income


                                                                          Three Months Ended     Nine Months Ended
                                                                             September 30,         September 30,
                                                                          -----------------------------------------
(In Thousands)                                                              1999       1998       1999       1998
-------------------------------------------------------------------------------------------------------------------
NET INCOME ...........................................................    $16,562    $12,768    $43,968    $45,321
-------------------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:
    Unrealized gains (losses) on securities available for sale:
       U.S. Treasury securities and agency obligations available for
         sale, at fair value .........................................       (274)       309     (1,234)       833
       Less reclassification of realized gains, net of losses included
         in income ...................................................       --         --         (166)       (39)
       Mortgage-backed securities available for sale, at fair value ..         57        674        (91)       499
-------------------------------------------------------------------------------------------------------------------
    Total other comprehensive income (loss), net of income taxes .....       (217)       983     (1,491)     1,293
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .................................................    $16,345    $13,751    $42,477    $46,614
===================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           ---------------------------
(In Thousands)                                                                                 1999           1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................................   $    43,968    $    45,321
    Adjustments to reconcile net income to net cash used for operating activities:
       Depreciation and amortization ...................................................         5,870          5,666
       Provision for (recovery of) losses on loans, real estate acquired in settlement
         of loans, investments in real estate and joint ventures and other assets ......         4,611         (2,023)
       Net gains on sales of loans and mortgage-backed securities, investment
         securities, real estate and other assets ......................................       (16,372)       (15,885)
       Interest capitalized on loans (negative amortization) ...........................       (18,149)       (13,817)
       Federal Home Loan Bank stock dividends ..........................................        (2,021)        (2,010)
    Loans originated for sale ..........................................................    (1,698,671)    (1,421,746)
    Proceeds from sales of loans originated for sale ...................................       758,227        867,409
    Other, net .........................................................................        (4,511)         5,896
----------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities .................................................      (927,048)      (531,189)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from:
       Maturities of U.S. Treasury securities and agency obligations ...................          --           10,001
       Sales of U.S. Treasury securities and agency obligations available for sale .....        65,195         60,068
       Sales of mortgage-backed securities available for sale ..........................     1,209,178        314,265
       Sales of wholly owned real estate and real estate acquired in settlement of loans         3,877          5,461
    Purchase of:
       U.S. Treasury securities and agency obligations available for sale ..............       (94,417)       (25,000)
       Securities under resale agreements ..............................................          --          (40,000)
       Federal Home Loan Bank stock ....................................................       (17,929)        (2,617)
       Loans receivable held for investment ............................................       (28,596)        (6,956)
    Loans receivable originated held for investment (net of refinances of $123,932
       at September 30, 1999 and $80,844 at September 30, 1998) ........................    (3,644,203)    (1,132,868)
    Principal payments on loans receivable held for investment and mortgage-backed
       securities available for sale ...................................................     1,268,819      1,342,354
    Net change in undisbursed loan funds ...............................................        43,616         24,155
    Proceeds from (investments in) real estate held for investment .....................       (10,161)         1,391
    Other, net .........................................................................        (9,232)        (5,507)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ...................................    (1,213,853)       544,747
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  -------------------------
(In Thousands)                                                                        1999          1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits ..................................................   $ 1,271,579    $ 309,402
    Net decrease in securities sold under agreements to repurchase ............          --        (34,803)
    Proceeds from Federal Home Loan Bank advances .............................     4,910,237      179,700
    Repayments of Federal Home Loan Bank advances .............................    (4,128,042)    (334,223)
    Net decrease in other borrowings ..........................................          (207)     (84,308)
    Proceeds from issuance of capital securities, net .........................       115,063         --
    Proceeds from exercise of stock options ...................................           219          510
    Cash dividends ............................................................        (7,317)      (6,638)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities .....................................     2,161,532       29,640
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents .....................................        20,631       43,198
Cash and cash equivalents at beginning of year ................................        92,261       54,918
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $   112,892    $  98,116
===========================================================================================================
Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
       Interest ...............................................................   $   220,678    $ 199,529
       Income taxes ...........................................................        18,910       38,684
Supplemental disclosure of non-cash investing:
    Loans transferred to held for investment from held for sale ...............        48,281         --
    Loans exchanged for mortgage-backed securities ............................     1,208,333      316,891
    Real estate acquired in settlement of loans ...............................         8,497       12,160
    Loans to facilitate the sale of real estate acquired in settlement of loans         5,608       12,280
===========================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of September 30, 1999, December 31, 1998, and September 30, 1998, the results of operations and comprehensive income for the three months and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At September 30, 1999, these sales contracts amounted to approximately $312 million while no purchase contracts were outstanding. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

NOTE (4) - INCOME TAXES

     During the first quarter of 1998, the Internal Revenue Service ("IRS") completed its review of Downey's federal income tax returns for years 1990 through 1995. As a result of that review, the IRS proposed additional tax of approximately $20 million. Of that amount, Downey has paid approximately $5 million for items not disputed. The balance of the remaining additional tax primarily relates to the sale and leaseback of computer equipment in 1990. Management believes that applicable federal tax authorities related to the transaction clearly support Downey's positions and intends to vigorously defend those positions. Management also believes that adequate tax reserves have been established regarding the transaction.

NOTE (5) - CAPITAL SECURITIES

     On July 23, 1999, Downey through Downey Financial Capital Trust I (the "Trust") issued $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share and are recorded as interest expense by Downey. The capital securities represent undivided beneficial interests in the Trust, which was established by Downey for the purpose of issuing the capital securities. Downey owns all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in 10.00% Junior Subordinated Deferrable Interest Debentures due September 15, 2029 issued by Downey (the "Junior Subordinated Debentures"), with an aggregate principal amount of $124 million. The sole asset of the Trust is the Junior Subordinated Debentures. The obligations of the Trust with respect to the securities are fully and unconditionally guaranteed by Downey. The payment of distributions on the capital securities may be deferred if Downey defers payments of interest on the junior subordinated debentures. Downey will have the right, on one or more occasions, to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods. During the time Downey defers interest payments, interest on the junior subordinated debentures will continue to accrue and distributions on the capital securities will continue to accumulate and the deferred interest and deferred distributions will themselves accrue interest at an annual rate of 10.00%, compounded quarterly, to the extent permitted by applicable law. Downey will use the net proceeds of $115 million from the sale of the Junior Subordinated Debentures (net of underwriting discounts and commissions and other offering expenses) to make investments in its primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), and for other general corporate purposes. During the third quarter, Downey invested $50 million of the net proceeds as additional common stock of the Bank thereby increasing the Bank's regulatory core / tangible capital by that amount.

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

OVERVIEW FOR THE QUARTER ENDED SEPTEMBER 30, 1999

     Our net income for the third quarter of 1999 totaled $16.6 million or $0.59 per share on a diluted basis, up 29.7% from $12.8 million or $0.45 per share in the third quarter of 1998.

     The increase in our net income between third quarters was due to increases in both of our business segments as follows:

     o Net income from our banking operations increased $2.7 million or 24.6%. This increase primarily reflected two factors. Net interest income increased $8.3 million or 19.4% due to an increase in average earning assets as our effective interest rate spread declined. In addition, the quarter-to-quarter improvement reflected an increase of $4.9 million in other income, primarily reflecting increases in net gains on sales of loans and in loan and deposit related fees. A $7.2 million increase in general and administrative expense and a $1.9 million increase in provision for loan losses partially offset those favorable factors. The increase in general and administrative expense was due to significantly higher lending volumes, branch expansion and increased expense related to our Year 2000 compliance efforts.

     o Net income from our real estate investment activities increased $1.1 million or 59.0% due primarily to higher net gains from sales of real estate investments.

     For the first nine months of 1999, our net income totaled $44.0 million or $1.56 per share on a diluted basis, down from $45.3 million or $1.60 per share in the year-ago period. The decline primarily reflects two factors:

     o First, year-ago net income benefited by $4.7 million from the settlement of a number of loan and real estate investment obligations of a former joint venture partner. The pre-tax amount of the settlement was $8.3 million of which:

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

     o    Second,   our  remaining  net  income   attributable  to  real  estate
          investment activities declined $1.8 million due to the 1999 period having a lower level of gains from sales of real estate investments.

Excluding those two factors, our net income would have increased by $5.2 million or 15.4% for the first nine months of 1999. This adjusted increase was generated by our banking operations.

     For the third quarter of 1999, our return on average assets was 0.85% and our return on average equity was 13.04%, bringing, for the first nine months of 1999, our return on average assets to 0.84% and return on average equity to 11.83%.

     At September 30, 1999 our assets totaled $8.5 billion, up $2.6 billion or 43.8% from a year ago and up $2.2 billion or 35.6% from year-end 1998. Our single family loan originations totaled a record $1.996 billion in the third quarter of 1999, more than double the $962 million we originated in the third quarter of 1998. Of the current quarter total, $1.576 billion represented
originations   of  loans  for  portfolio  of  which  $390  million   represented
originations for portfolio of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. In addition to single family loans, we originated $136 million of other loans in the quarter, including $67 million of automobile loans and $46 million of construction loans.

     Between third quarters, we funded our asset growth with a $1.3 billion increase in borrowings and a $1.1 billion or 21.9% increase in deposits that totaled $6.3 billion at quarter end. In addition, we issued during the third quarter $120 million of 10.00% capital securities, of which $50 million was invested as additional common stock in our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"). During the quarter, we opened one new traditional branch and three new in-store branches bringing total branches at quarter end to 103, of which 40 are in-store. A year ago, branches totaled 91.

     Our non-performing assets increased $5 million during the quarter to $35 million or 0.41% of total assets. The increase was primarily in the subprime residential category.

     At September 30, 1999, the Bank had core and tangible capital ratios of 5.98% and a risk-based capital ratio of 11.46%. These capital levels are substantially above the "well capitalized" standards of 5.00% for core and tangible capital and 10.00% for risk-based capital, as defined by regulation.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

NET INTEREST INCOME

     Our net interest income totaled $51.0 million in the third quarter of 1999, up $8.3 million or 19.3% from the same period last year. The improvement between third quarters reflected an increase in our average earning assets. Our average earning assets increased by $1.8 billion or 32.8% between third quarters to $7.5 billion. Our effective interest rate spread of 2.74% in the current quarter was down from the year-ago quarter level of 3.05%. The decline in the effective interest rate spread was due to our yield on earning assets declining more than our cost of funds. The greater decline in the yield on earning assets from a year ago was due, in part, to the significant growth in single family adjustable rate loans in the recent two quarters which caused a higher proportion of our portfolio to be at low, introductory incentive rates. As these new loans reprice to fully-indexed rates in future periods and become a lower proportion of earning assets, the downward pressure on our earning asset yield should lessen. For the first nine months of 1999, our net interest income totaled $151.2 million, up $22.6 million or 17.6% from a year ago.

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

                                                                         Three Months Ended
                                                 ---------------------------------------------------------------
                                                        September 30, 1999               September 30, 1998
                                                 ---------------------------------------------------------------
                                                                        Average                          Average
                                                   Average               Yield/     Average               Yield/
(Dollars in Thousands)                             Balance    Interest    Rate      Balance    Interest    Rate
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ....................................   $7,194,888   $132,686    7.38%   $5,270,387   $103,949    7.89%
    Mortgage-backed securities ...............       24,557        387    6.30        40,390        654    6.48
    Investment securities ....................      233,609      3,331    5.66       300,918      4,379    5.77
----------------------------------------------------------------------------------------------------------------
       Total interest-earning assets .........    7,453,054    136,404    7.32     5,611,695    108,982    7.77
Non-interest-earning assets ..................      327,121                          252,334
----------------------------------------------------------------------------------------------------------------
     Total assets ............................   $7,780,175                       $5,864,029
================================================================================================================
Interest-bearing liabilities:
    Deposits .................................   $5,947,679   $ 67,478    4.50%   $5,202,075   $ 64,243    4.90%
    Borrowings ...............................    1,154,230     15,576    5.35       131,097      1,952    5.91
    Capital securities .......................       91,613      2,307   10.13          --         --       --
----------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities ....    7,193,522     85,361    4.71     5,333,172     66,195    4.92
Non-interest-bearing liabilities .............       78,660                           67,124
Stockholders' equity .........................      507,993                          463,733
----------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity   $7,780,175                       $5,864,029
================================================================================================================
Net interest income/interest rate spread .....                $ 51,043    2.61%                $ 42,787    2.85%
Excess of interest-earning assets over
    interest-bearing liabilities .............   $  259,532                       $  278,523
Effective interest rate spread ...............                            2.74%                            3.05%
================================================================================================================

                                                                         Nine Months Ended
                                                 ---------------------------------------------------------------
                                                        September 30, 1999               September 30, 1998
                                                 ---------------------------------------------------------------
                                                                        Average                          Average
                                                   Average               Yield/     Average               Yield/
(Dollars in Thousands)                             Balance    Interest    Rate      Balance    Interest    Rate
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ....................................   $6,452,253   $362,235    7.49%   $5,300,229   $314,877    7.92%
    Mortgage-backed securities ...............       27,593      1,274    6.16        44,169      2,200    6.64
    Investment securities ....................      217,843      8,998    5.52       265,638     11,425    5.75
----------------------------------------------------------------------------------------------------------------
       Total interest-earning assets .........    6,697,689    372,507    7.42     5,610,036    328,502    7.81
Non-interest-earning assets ..................      298,211                          252,414
----------------------------------------------------------------------------------------------------------------
     Total assets ............................   $6,995,900                       $5,862,450
================================================================================================================
Interest-bearing liabilities:
    Deposits .................................   $5,446,032   $181,051    4.44%   $5,110,184   $188,780    4.94%
    Borrowings ...............................      955,314     37,953    5.31       233,850     11,119    6.36
    Capital securities .......................       30,538      2,307   10.13          --         --       --
----------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities ....    6,431,884    221,311    4.60     5,344,034    199,899    5.00
Non-interest-bearing liabilities .............       68,286                           68,242
Stockholders' equity .........................      495,730                          450,174
----------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity   $6,995,900                       $5,862,450
================================================================================================================
Net interest income/interest rate spread .....                $151,196    2.82%                $128,603    2.81%
Excess of interest-earning assets over
    interest-bearing liabilities .............   $  265,805                       $  266,002
Effective interest rate spread ...............                            3.01%                            3.06%
================================================================================================================

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

                                                Three Months Ended                             Nine Months Ended
                                   ------------------------------------------------------------------------------------------
                                   September 30, 1999 versus September 30, 1998  September 30, 1999 versus September 30, 1998
                                                   Changes Due To                                Changes Due To
                                   ------------------------------------------------------------------------------------------
                                                            Rate/                                          Rate/
(In Thousands)                       Volume      Rate      Volume       Net        Volume       Rate      Volume       Net
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans .......................   $37,957    $(6,754)   $(2,466)   $28,737      $68,440    $(17,318)   $(3,764)   $47,358
    Mortgage-backed securities ..      (257)       (17)         7       (267)        (825)       (161)        60       (926)
    Investment securities .......      (980)       (88)        20     (1,048)      (2,055)       (453)        81     (2,427)
-----------------------------------------------------------------------------------------------------------------------------
       Change in interest income     36,720     (6,859)    (2,439)    27,422       65,560     (17,932)    (3,623)    44,005
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits ....................     9,208     (5,224)      (749)     3,235       12,407     (18,894)    (1,242)    (7,729)
    Borrowings ..................    15,815       (185)    (2,006)    13,624       32,887      (2,130)    (3,923)    26,834
    Capital securities ..........      --         --        2,307      2,307         --          --        2,307      2,307
-----------------------------------------------------------------------------------------------------------------------------
       Change in interest expense    25,023     (5,409)      (448)    19,166       45,294     (21,024)    (2,858)    21,412
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income       $11,697    $(1,450)   $(1,991)   $ 8,256      $20,266    $  3,092    $  (765)   $22,593
=============================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $2.8 million in the current quarter, up from $1.0 million in the year-ago quarter. This increase reflects growth in our loan portfolio during the current quarter. In contrast, our loan portfolio was virtually unchanged during the year-ago quarter. For information regarding our allowance for loan losses, see "Financial Condition for the Quarter Ended
September 30, 1999 - Problem Loans and Real Estate - Allowance for Losses on Loans and Real Estate."

OTHER INCOME

     Our total other income was $16.3 million in the third quarter of 1999, up $6.6 million or 68.2% from a year-ago. All categories of our other income were above year-ago levels. Net gains on sales of loans increased $2.7 million between third quarters due to a higher volume of loans being sold, while our income from real estate held for investment increased by $1.7 million, of which $1.4 million was attributable to net gains from sales and declines in valuation allowances. In addition, our loan and deposit related fees increased $1.2 million, and loan servicing fees improved by $0.8 million. For the first nine months of 1999, total other income was $40.9 million, up $4.3 million from a year ago even though the year-ago period included $5.3 million from the settlement.

     The following table presents a breakdown of the key components comprising income from real estate and joint ventures held for investment for the periods indicated.

                                                                         Three Months Ended
                                              --------------------------------------------------------------------
                                              September 30,   June 30,     March 31,    December 31, September 30,
(In Thousands)                                    1999          1999          1999          1998         1998
------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ........   $  975        $1,094        $  981        $  688        $  894
   Equity in net income from joint ventures ..      (36)        1,008            47           256         2,605
   Interest from joint venture advances ......      593           202           190           182           380
------------------------------------------------------------------------------------------------------------------
     Total operations, net ...................    1,532         2,304         1,218         1,126         3,879
Net gains on sales of wholly owned real estate    1,037           200          --           2,487          --
Reduction of (provision for) losses on real
   estate and joint ventures .................    3,162           265           (53)          214           139
------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint ventures
     held for investment .....................   $5,731        $2,769        $1,165        $3,827        $4,018
==================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $35.8 million in the current quarter, compared to $28.9 million in the third quarter of 1998. The increase was due to an increase in our general and administrative costs. General and administrative costs increased $7.2 million or 25.1% due to significantly higher lending volumes, branch expansion and expense related to our year 2000 compliance efforts. For the first nine months of 1999, operating expenses totaled $107.8 million, up $25.0 million from the same period of 1998, of which $1.6 million was attributable to the settlement.

PROVISION FOR INCOME TAXES

     Income taxes for the current quarter totaled $12.1 million, resulting in an effective tax rate of 42.2%, compared to $9.8 million and 43.3% for the like quarter of a year ago. For the first nine months of 1999, the effective tax rate was 42.4%, compared to 43.1% from the same period of 1998. For further information regarding income taxes, see "Notes To Consolidated Financial Statements - Note (4) - Income Taxes."

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations for the Quarter Ended September 30, 1999 discussed our consolidated results. The purpose of this section is to present data on the results of operations of our two business segments--banking and real estate investment.

     The following table presents net income by business segment for the periods indicated, followed by a discussion of the results of operations of each segment.

                                               Three Months Ended
                      ---------------------------------------------------------------------
                      September 30,    June 30,     March 31,    December 31, September 30,
(In Thousands)             1999          1999          1999          1998          1998
-------------------------------------------------------------------------------------------
Banking ..............   $13,545       $13,702       $12,029       $10,791       $10,870
Real estate investment     3,017         1,356           319         1,861         1,898
-------------------------------------------------------------------------------------------
    Total net income .   $16,562       $15,058       $12,348       $12,652       $12,768
===========================================================================================

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                     1999          1998 (1)
-------------------------------------------------------------------------------------------
Banking ..............                                             $39,276       $35,945
Real estate investment                                               4,692         9,376
-------------------------------------------------------------------------------------------
    Total net income .                                             $43,968       $45,321
===========================================================================================

(1) The net income impact of a settlement with a former joint venture partner totaled $4.7 million, of which $1.9 million was in banking and $2.8 million was in real estate investment.

Banking

     Net income from our banking operations for the third quarter of 1999 totaled $13.5 million, up $2.7 million or 24.6% from the third quarter of 1998.

     The increase between third quarters primarily reflected two factors. Net interest income increased $8.3 million or 19.4% due to an increase in our average earning assets as our effective interest rate spread declined. Other income increased $4.9 million. The increase from year-ago levels in other income reflected increases in all categories, the largest being a $2.7 million increase in net gains on sales of loans and a $1.2 million increase in loan and deposit related fees. Increases of $7.2 million in operating expense and $1.9 million in provision for loan losses partially offset the favorable impact of those items. The increase in operating expense reflected significantly higher lending volumes, branch expansion and increased expense related to our year 2000 compliance efforts.

     The table below sets forth our banking operational results and selected financial data for the periods indicated.

                                                            Three Months Ended
                                   ---------------------------------------------------------------------
                                   September 30,    June 30,      March 31,   December 31, September 30,
(In Thousands)                          1999          1999          1999          1998          1998
--------------------------------------------------------------------------------------------------------
Net interest income .............   $   51,220    $   51,242    $   48,948    $   45,953    $   42,889
Provision for loan losses .......        2,838         2,798         2,381         1,180           985
Other income ....................       10,503        10,408        10,110         6,881         5,561
Operating expense ...............       35,491        35,112        35,839        33,057        28,270
Net intercompany income (expense)          102           102            82           (18)          (48)
--------------------------------------------------------------------------------------------------------
Income before income taxes ......       23,496        23,842        20,920        18,579        19,147
Income taxes ....................        9,951        10,140         8,891         7,788         8,277
--------------------------------------------------------------------------------------------------------
    Net income ..................   $   13,545    $   13,702    $   12,029    $   10,791    $   10,870
========================================================================================================
AT PERIOD END:
Assets:
    Loans .......................   $7,900,601    $6,818,129    $6,102,547    $5,788,365    $5,387,843
    Other .......................      578,871       490,523       473,476       464,097       500,498
--------------------------------------------------------------------------------------------------------
       Total assets .............    8,479,472     7,308,652     6,576,023     6,252,462     5,888,341
--------------------------------------------------------------------------------------------------------
Equity ..........................   $  515,945    $  502,133    $  490,406    $  480,566    $  470,815
========================================================================================================

     For the first nine months of 1999, our net income from banking totaled $39.3 million, up from $35.9 million from the same period of 1998. Our net income in the prior-year period benefited by $1.9 million from the settlement. The pre-tax amount of the settlement was $3.4 million of which:

     o $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses;
     o    $1.0 million was recorded in other income; and
     o $1.0 million was recorded as a reduction to professional fees within operating expense.

Excluding the settlement benefit from year-ago results, net income from banking would have increased by $5.2 million or 15.4%.

     The table below sets forth our banking operational results for the periods indicated.

                                      Nine Months Ended
                                        September 30,
                                    --------------------
(In Thousands)                        1999      1998 (1)
--------------------------------------------------------
Net interest income .............   $151,410   $129,014
Provision for loan losses .......      8,017      2,738
Other income ....................     31,021     17,736
Operating expense ...............    106,442     80,897
Net intercompany income (expense)        286        (89)
--------------------------------------------------------
Income before income taxes ......     68,258     63,026
Income taxes ....................     28,982     27,081
--------------------------------------------------------
    Net income ..................   $ 39,276   $ 35,945
========================================================

(1) The net income impact of a settlement with a former joint venture partner totaled $1.9 million.

Real Estate Investment

     Net income from our real estate investment operations totaled $3.0 million in the third quarter of 1999, up $1.1 million or 59.0% from the year-ago quarter due primarily to higher net gains from sales of real estate investments.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                            Three Months Ended
                                   ---------------------------------------------------------------------
                                   September 30,   June 30,      March 31,   December 31,  September 30,
(In Thousands)                         1999          1999          1999          1998          1998
--------------------------------------------------------------------------------------------------------
Net interest income (expense) ....   $  (177)      $   (45)      $     8       $  (209)      $  (102)
Provision of loan losses .........      --            --            --            --            --
Other income .....................     5,768         2,851         1,232         3,925         4,111
Operating expense ................       314           409           618           777           679
Net intercompany income (expense)       (102)         (102)          (82)           18            48
--------------------------------------------------------------------------------------------------------
Income before income taxes .......     5,175         2,295           540         2,957         3,378
Income taxes .....................     2,158           939           221         1,096         1,480
--------------------------------------------------------------------------------------------------------
    Net income ...................   $ 3,017       $ 1,356       $   319       $ 1,861       $ 1,898
========================================================================================================
AT PERIOD END:
Assets:
    Investments in real estate and
      joint ventures .............   $54,036       $57,460       $52,155       $49,447       $47,918
    Other ........................    13,204         8,294         7,564         9,841        13,790
--------------------------------------------------------------------------------------------------------
      Total assets ...............    67,240        65,754        59,719        59,288        61,708
--------------------------------------------------------------------------------------------------------
Equity ...........................   $46,023       $43,006       $41,650       $41,331       $39,470
========================================================================================================

     For the first nine months of 1999, our net income from real estate investment operations totaled $4.7 million, down from $9.4 million in the same period a year ago. The settlement benefited our year-ago net income by $2.8 million. The pre-tax amount of the settlement was $4.9 million of which:

     o $4.3 million was recorded as a reduction of loss on real estate and joint ventures in other income; and

     o $0.6 million was recorded as a reduction to professional fees in other expense.

Excluding the settlement benefit from year-ago results, our remaining net income attributable to real estate investment activities declined by $1.8 million due to the 1999 period having a lower level of net gains from sales of real estate investments.

     The table below sets forth our real estate investment operational results for the periods indicated.

                                     Nine Months Ended
                                       September 30,
                                    -------------------
(In Thousands)                        1999     1998 (1)
-------------------------------------------------------
Net interest expense ............   $ (214)    $  (411)
Reduction of loan losses ........     --           (19)
Other income ....................    9,851      18,811
Operating expense ...............    1,341       1,929
Net intercompany income (expense)     (286)         89
-------------------------------------------------------
Income before income taxes ......    8,010      16,579
Income taxes ....................    3,318       7,203
-------------------------------------------------------
    Net income ..................   $4,692     $ 9,376
=======================================================

(1) The net income impact of a settlement with a former joint venture partner totaled $2.8 million.

     Our investment in real estate and joint ventures amounted to $54 million at September 30, 1999, compared to $49 million at December 31, 1998, and $48 million at September 30, 1998.

     For information on valuation allowances associated with real estate and joint venture loans, see "Financial Condition for the Quarter Ended September 30, 1999 - Problem Loans and Real Estate - Allowances for Losses on Loans and Real Estate."

FINANCIAL CONDITION FOR THE QUARTER ENDED SEPTEMBER 30, 1999

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those held for sale, increased $1.1 billion during the third quarter to a total of $7.9 billion or 92.9% of assets at September 30, 1999. The increase primarily occurred in the single family loan portfolio. Of that increase, $340 million represented subprime loans, with the remaining increase occurring in our adjustable rate portfolio.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                      Three Months Ended
                                              -----------------------------------------------------------------
                                              September 30,  June 30,     March 31,  December 31, September 30,
(In Thousands)                                    1999         1999         1999         1998         1998
---------------------------------------------------------------------------------------------------------------
Loans originated for investment:
    Residential, one-to-four units:
      Adjustable ...........................   $1,571,163   $  964,408   $  568,891   $  436,960   $  383,483
      Fixed ................................        4,920       81,080      208,504      181,717        6,921
    Other ..................................      136,173      136,155      131,045      111,484      102,319
---------------------------------------------------------------------------------------------------------------
       Total loans originated for investment    1,712,256    1,181,643      908,440      730,161      492,723
Loans originated for sale (1) ..............      420,389      631,496      646,786      740,837      571,146
---------------------------------------------------------------------------------------------------------------
    Total loans originated .................   $2,132,645   $1,813,139   $1,555,226   $1,470,998   $1,063,869
===============================================================================================================

(1)  One-to-four unit residential loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled a record $1.996 billion in the third quarter of 1999, of which $1.576 billion were for portfolio and $420 million were for sale. This was 19% higher than the $1.677 billion we originated in the second quarter of 1999, and more than double the $962 million we originated in the year-ago quarter. Of the current quarter total, $390 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 59% of our residential one-to-four unit originations represented refinancings of existing loans. This is down from 65% during the previous quarter and 68% in the year-ago third quarter. In addition to single family loans, we originated $136 million of other loans in the current quarter, including $67 million of automobile loans and $46 million of construction loans.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages tied to the Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. This experience is similar to that of recent quarters. The majority of adjustable rate mortgage originations reprice monthly; however, we also originate adjustable rate mortgage loans which reprice semi-annually and annually. With respect to adjustable rate mortgages that primarily adjust monthly, there is a lifetime interest rate cap, but no other specified limit on periodic interest rate adjustments. Instead, monthly adjustment adjustable rate mortgages have a periodic cap on changes in the required monthly payments, which payments adjust annually. Monthly adjustment adjustable rate mortgages allow for negative amortization. Negative amortization is the addition to loan principal of accrued interest that exceeds the required loan payment. There is a limit on the amount of negative amortization allowed, expressed as a percentage of principal plus the amount added relative to the original loan amount. That limit has been 110%, but was increased to 125% in 1998 on loans having a loan to value ratio of 80% or less. At September 30, 1999, $4.6 billion of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $65 million represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $624 million of loans in the third quarter of 1999, compared to $579 million in the previous quarter and $508 million in the third quarter of 1998. All were secured by residential one-to-four unit property and at September 30, 1999, loans held for sale totaled $211 million.

     At September 30, 1999, we had commitments to fund loans amounting to $1.205 billion, of which $226 million were fixed rate one-to-four unit residential loans being originated for sale in the secondary market, as well as loans in process of $126 million, undrawn lines of credit of $89 million and commitments to purchase loans of $43 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                  Three Months Ended
                                                        ------------------------------------------------------------------
                                                        September 30,   June 30,     March 31,  December 31, September 30,
(In Thousands)                                              1999          1999         1999         1998         1998
--------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential:
      One-to-four units:
        Adjustable ..................................    $1,180,474    $  656,718    $ 382,562    $ 303,291    $ 283,468
        Adjustable - subprime .......................       384,856       307,690      186,329      133,409      100,015
--------------------------------------------------------------------------------------------------------------------------
           Total adjustable .........................     1,565,330       964,408      568,891      436,700      383,483
        Fixed .......................................           907        54,671      205,758      179,786        5,351
        Fixed - subprime ............................         3,840         4,301        2,444        1,684        1,535
      Five or more units:
        Adjustable ..................................          --            --           --           --           --
        Fixed .......................................          --            --           --           --         13,229
--------------------------------------------------------------------------------------------------------------------------
           Total residential ........................     1,570,077     1,023,380      777,093      618,170      403,598
     Commercial real estate .........................           750         2,915        6,398        6,149         --
     Construction ...................................        46,128        45,082       30,587       45,339       17,266
     Land ...........................................          --           8,950       29,081        9,983       23,640
   Non-mortgage:
     Commercial .....................................         7,850         6,278        2,925          700          645
     Automobile .....................................        66,550        60,620       50,294       43,330       40,158
     Other consumer .................................        14,895        12,130       11,760        5,983        7,016
--------------------------------------------------------------------------------------------------------------------------
      Total loans originated ........................     1,706,250     1,159,355      908,138      729,654      492,323
Real estate loans purchased (1) .....................         6,006        22,288          302          507          400
--------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .............     1,712,256     1,181,643      908,440      730,161      492,723
Loan repayments .....................................      (443,503)     (506,048)    (434,796)    (489,912)    (490,358)
Other net changes (2) (3) ...........................       (35,096)       (6,958)     (18,824)      (8,211)         553
--------------------------------------------------------------------------------------------------------------------------
     Net increase in loans held for investment ......     1,233,657       668,637      454,820      232,038        2,918
--------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ...........................       420,389       631,496      646,786      740,837      571,146
   Loans transferred from (to) the investment
     portfolio (3)...................................        55,138           238       (7,095)      (3,822)        --
   Originated whole loans sold ......................      (313,589)     (281,120)    (176,139)    (266,812)    (354,371)
   Loans exchanged for mortgage-backed securities ...      (310,096)     (297,858)    (600,379)    (291,940)    (153,175)
   Other net changes ................................          (827)       (2,637)        (622)      (3,794)      (2,851)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale .      (148,985)       50,119     (137,449)     174,469       60,749
--------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ...................       310,096       297,858      600,379      291,940      153,175
   Sold .............................................      (310,096)     (297,858)    (600,379)    (293,222)    (153,175)
   Repayments .......................................        (2,300)       (2,869)      (3,235)      (4,143)      (4,242)
   Other net changes ................................           100          (305)          46         (560)         127
--------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities
      available for sale ............................        (2,200)       (3,174)      (3,189)      (5,985)      (4,115)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans and
      mortgage-backed securities held for sale and
      available for sale ............................      (151,185)       46,945     (140,638)     168,484       56,634
--------------------------------------------------------------------------------------------------------------------------
     Total net increase in loans and mortgage-
      backed securities .............................    $1,082,472    $  715,582    $ 314,182    $ 400,522    $  59,552
==========================================================================================================================

(1) Primarily one-to-four unit residential loans. Includes five or more unit residential loans of $0.2 million in the three months ended June 30, 1999, $0.4 million in the three months ended September 30, 1998.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio and interest capitalized on loans (negative amortization).
(3) Includes $55.5 million of one-to-four unit residential ARMs transferred from the held for investment portfolio during the three months ended September 30, 1999.

     The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated. At September 30, 1999, approximately 94% of our real estate loans were secured by real estate located in California, principally in Los Angeles, Orange, Santa Clara, San Diego and San Mateo counties.

                                                        September 30,   June 30,      March 31,   December 31,  September 30,
(In Thousands)                                              1999          1999          1999          1998          1998
-----------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential:
        One-to-four units:
          Adjustable .................................   $4,984,300    $4,118,763    $3,800,552    $3,721,728    $3,791,187
          Adjustable - subprime ......................    1,354,771     1,017,699       745,843       580,232       461,646
          Fixed ......................................      532,934       550,035       507,357       325,454       153,408
          Fixed - subprime ...........................       18,027        14,748        10,932         8,719         7,516
-----------------------------------------------------------------------------------------------------------------------------
             Total one-to-four units .................    6,890,032     5,701,245     5,064,684     4,636,133     4,413,757
        Five or more units:
          Adjustable .................................       18,301        18,409        18,516        18,617        18,707
          Fixed ......................................        5,243         6,232         7,904        21,412        22,436
      Commercial real estate:
        Adjustable ...................................       37,647        38,483        39,641        39,360        44,215
        Fixed ........................................      111,265       111,076       111,606       101,430       112,687
      Construction ...................................      190,441       178,526       147,246       127,761        92,779
      Land ...........................................       61,263        71,314        74,959        44,859        39,222
    Non-mortgage:
      Commercial .....................................       27,605        26,884        28,182        28,293        27,710
      Automobile .....................................      391,975       375,138       363,168       357,988       355,955
      Other consumer .................................       44,764        42,475        40,607        41,894        44,026
-----------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment ..............    7,778,536     6,569,782     5,896,513     5,417,747     5,171,494
    Increase (decrease) for:
      Undisbursed loan funds .........................     (136,355)     (146,603)     (133,785)     (108,414)      (88,213)
      Net deferred costs and premiums ................       59,731        43,460        33,515        31,021        24,962
      Allowance for estimated loss ...................      (35,961)      (34,345)      (32,586)      (31,517)      (31,444)
-----------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment, net .........    7,665,951     6,432,294     5,763,657     5,308,837     5,076,799
-----------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale (primarily one-to-four units):
      Adjustable .....................................       62,635         5,711          --           7,975         9,480
      Fixed ..........................................      148,432       354,341       309,933       439,407       263,433
-----------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale ....................      211,067       360,052       309,933       447,382       272,913
    Mortgage-backed securities available for sale:
      Adjustable .....................................        8,260         8,822         9,887        10,996        12,795
      Fixed ..........................................       15,323        16,961        19,070        21,150        25,336
-----------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities available for
          sale .......................................       23,583        25,783        28,957        32,146        38,131
-----------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities
          held for sale and available for sale .......      234,650       385,835       338,890       479,528       311,044
-----------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities ...   $7,900,601    $6,818,129    $6,102,547    $5,788,365    $5,387,843
=============================================================================================================================

     We carry loans for sale at the lower of cost or market. At September 30, 1999, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     We carry mortgage-backed securities available for sale at fair value which, at September 30, 1999, reflected an unrealized loss of $17,000. The current quarter-end unrealized loss, less the associated tax effect, is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At September 30, 1999, our deposits totaled $6.3 billion, up $1.1 billion or 21.9% from the year-ago quarter end and up $1.3 billion or 25.2% from year-end 1998. Compared to the year-ago period, our transaction accounts--i.e., checking, regular passbook and money market increased $364 million or 33.7% and our certificates of deposit increased $768 million or 18.7%. The following table sets forth information concerning our deposits and average rates paid at the dates indicated.

                       September 30, 1999       June 30, 1999        March 31, 1999       December 31, 1998    September 30, 1998
                      ------------------------------------------------------------------------------------------------------------
                      Weighted              Weighted              Weighted              Weighted              Weighted
                       Average               Average               Average               Average               Average
(Dollars in Thousands)  Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount
----------------------------------------------------------------------------------------------------------------------------------
Transaction accounts    2.36%   $1,444,515    2.40%   $1,362,880    2.34%   $1,313,707    2.30%   $1,238,062    2.18%   $1,080,734
Certificates of
  deposit:
  Less than 3.00% ...   2.49        11,084    2.58        23,239    2.60        23,324    2.62        25,126    2.63        26,686
  3.00-3.49 .........   3.02            15    3.01           268    3.01           323    3.01           593    3.03           449
  3.50-3.99 .........   3.94         2,236    3.91        44,532    3.91        47,813    3.88        51,474    3.91        40,115
  4.00-4.49 .........   4.37       436,442    4.40       578,371    4.39       604,692    4.39       428,316    4.16        14,754
  4.50-4.99 .........   4.78     1,189,830    4.80     1,208,190    4.80     1,004,947    4.80       668,204    4.88       468,922
  5.00-5.99 .........   5.53     3,138,246    5.38     2,181,871    5.41     2,015,702    5.53     2,421,333    5.57     3,162,420
  6.00-6.99 .........   6.17        86,490    6.11        71,254    6.06       192,320    6.06       204,065    6.06       382,502
  7.00 and greater ..   7.24         2,454    7.25         2,319    7.24         2,454    7.24         2,560    7.25         2,798
----------------------------------------------------------------------------------------------------------------------------------
   Total certificates
     of deposit .....   5.25     4,866,797    5.05     4,110,044    5.09     3,891,575    5.26     3,801,671    5.50     4,098,646
----------------------------------------------------------------------------------------------------------------------------------
     Total deposits .   4.59%   $6,311,312    4.39%   $5,472,924    4.40%   $5,205,282    4.53%   $5,039,733    4.81%   $5,179,380
==================================================================================================================================

BORROWINGS

     During the 1999 third quarter, our borrowings increased $178 million to $1.5 billion, primarily reflecting increases in Federal Home Loan Bank ("FHLB") advances. This followed an increase of $456 million during the second quarter of 1999. The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                       September 30,    June 30,      March 31,  December 31, September 30,
(Dollars in Thousands)                                     1999           1999          1999         1998         1998
---------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances .....................   $1,477,207     $1,298,438     $842,677     $695,012     $197,935
Other borrowings ....................................        8,501          8,794        8,638        8,708       12,166
---------------------------------------------------------------------------------------------------------------------------
    Total borrowings ................................   $1,485,708     $1,307,232     $851,315     $703,720     $210,101
===========================================================================================================================
Weighted average rate on borrowings during the period         5.35%          5.21%        5.36%        5.61%        5.91%
Total borrowings as a percentage of total assets ....        17.48          17.83        12.91        11.22         3.55
===========================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through the Trust. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense including the amortization of deferred issuance costs on our capital securities was $2.3 million for the third quarter of 1999. For further information regarding our capital securities, see "Notes To Consolidated Financial Statements - Note (5) - Capital Securities."

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

     The following table sets forth the repricing frequency of our major asset and liability categories as of September 30, 1999, as well as other information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, like caps on the amount that interest rates and payments on our loans may adjust. Accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                                  September 30, 1999
                                                 --------------------------------------------------------------------------------
                                                   Within         7 - 12         2 - 5        6 - 10        Over          Total
(Dollars in Thousands)                            6 Months        Months         Years        Years       10 Years       Balance
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock ..(1)   $  102,714    $      --      $  143,050    $    --      $     --      $  245,764
    Loans and mortgage-backed securities:
       Mortgage-backed securities .........(2)       12,762          4,264         4,423        1,721           413        23,583
       Loans secured by real estate:
         Residential:
            Adjustable ....................(2)    6,045,848        296,839       111,412         --            --       6,454,099
            Fixed .........................(2)      182,058         29,236       184,272      141,815       169,732       707,113
         Commercial real estate ...........(2)       41,425          9,440        86,555        7,072         1,845       146,337
         Construction .....................(2)       85,727           --            --           --            --          85,727
         Land .............................(2)       34,763             38           338          351          --          35,490
       Non-mortgage:
         Commercial .......................(2)       17,062           --            --           --            --          17,062
         Consumer .........................(2)      131,042         82,293       217,855         --            --         431,190
---------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed securities    6,550,687        422,110       604,855      150,959       171,990     7,900,601
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets .........   $6,653,401    $   422,110    $  747,905    $ 150,959     $ 171,990    $8,146,365
---------------------------------------------------------------------------------------------------------------------------------
Deposits, borrowings and capital securities:
    Interest-bearing deposits:
       Fixed maturity deposits ............(1)   $2,134,836    $ 1,749,919    $  982,042    $    --       $    --      $4,866,797
       Transaction accounts ...............(3)    1,250,405           --            --           --            --       1,250,405
    Non-interest-bearing transaction accounts       194,110           --            --           --            --         194,110
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits .......................     3,579,351      1,749,919       982,042         --            --       6,311,312
---------------------------------------------------------------------------------------------------------------------------------
    Borrowings ..............................       953,893         14,624        82,403      434,788          --       1,485,708
    Capital securities ......................          --             --            --           --         120,000       120,000
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits, borrowings and
          capital securities ................    $4,533,244    $ 1,764,543    $1,064,445    $ 434,788     $ 120,000    $7,917,020
=================================================================================================================================
Excess (shortfall) of interest-earning assets
    over interest-bearing liabilities .......    $2,120,157    $(1,342,433)   $ (316,540)   $(283,829)    $  51,990    $  229,345
Cumulative gap ..............................     2,120,157        777,724       461,184      177,355       229,345
Cumulative gap - as a % of total assets:
    September 30, 1999 ......................         24.94%          9.15%         5.43%        2.09%         2.70%
    December 31, 1998 .......................         23.84           7.48          9.07         3.40          4.00
    September 30, 1998 ......................         19.11           0.97          3.59         4.20          4.49
=================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Subject to immediate repricing.

     Our six-month gap at September 30, 1999 was a positive 24.94%. This means that more interest-earning assets reprice within six months than interest-bearing liabilities. This compares to a positive six-month gap of 23.84% at December 31, 1998, and 19.11% at September 30, 1998. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended September 30, 1999, we originated and purchased for investment $3.8 billion of adjustable rate loans which represented approximately 84% of all loans we originated and purchased for investment during the period.

     At September 30, 1999, 96% of our interest-earning assets mature, reprice or are estimated to prepay within five years, down from 98% at December 31, 1998 and 99% at September 30, 1998. At September 30, 1999, loans and mortgage-backed securities with adjustable interest rates represented 85% of our loans and mortgage-backed securities portfolios. During the third quarter of 1999, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities for originating adjustable rate mortgages and generate fee and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At September 30, 1999, $7.1 billion or 89% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $5.0 billion or 92% at December 31, 1998 and $5.0 billion or 91% at September 30, 1998.

     The following table sets forth on a consolidated basis the interest rate spread on our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                         September 30,  June 30,     March 31,  December 31, September 30,
                                             1999         1999         1999         1998         1998
----------------------------------------------------------------------------------------------------------
Weighted average yield:
    Loans and mortgage-backed securities     7.33%        7.47%        7.59%        7.72%        7.82%
    Federal Home Loan Bank stock .......     5.24         5.29         5.29         5.44         5.86
    Investment securities ..............     5.85         5.84         5.61         5.40         5.77
----------------------------------------------------------------------------------------------------------
       Earning assets yield ............     7.28         7.41         7.52         7.65         7.73
----------------------------------------------------------------------------------------------------------
Weighted average cost:
    Deposits ...........................     4.59         4.39         4.40         4.53         4.81
    Borrowings:
       Federal Home Loan Bank advances .     5.45         5.24         5.30         5.47         5.85
       Other borrowings ................     8.68         8.67         8.70         8.69         8.36
----------------------------------------------------------------------------------------------------------
         Combined borrowings ...........     5.46         5.26         5.33         5.51         6.00
    Capital securities .................    10.13         --           --           --           --
----------------------------------------------------------------------------------------------------------
       Combined funds cost .............     4.84         4.56         4.53         4.66         4.86
----------------------------------------------------------------------------------------------------------
       Interest rate spread ............     2.44%        2.85%        2.99%        2.99%        2.87%
==========================================================================================================

     The period end weighted average yield on our loan and mortgage-backed securities portfolios at September 30, 1999, was 7.33%, down from 7.72% at December 31, 1998, and 7.82% at September 30, 1998. At September 30, 1999, our single family adjustable rate mortgage portfolio, including mortgage-backed securities, totaled $6.4 billion with a weighted average rate of 7.10%, compared to $4.3 billion with a weighted average rate of 7.53% at December 31, 1998, and $4.3 billion with a weighted average rate of 7.56% at September 30, 1998.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets increased during the quarter by $5 million to $35 million at September 30, 1999, or 0.41% of total assets. The majority of the increase during the quarter was due to subprime residential assets. Non-performing assets at quarter end include non-accrual loans aggregating $1.3 million which were not contractually past due, but were deemed non-accrual due to our assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                              September 30,  June 30,     March 31,  December 31, September 30,
(Dollars in Thousands)                            1999         1999         1999         1998         1998
---------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential, one-to-four units ..........   $16,318      $15,522      $16,579      $15,571      $15,397
    Residential, one-to-four units - subprime     9,719        6,010        4,379        1,975        2,479
    Other ...................................     3,563        4,281        4,127        4,829       20,677
---------------------------------------------------------------------------------------------------------------
       Total non-accrual loans ..............    29,600       25,813       25,085       22,375       38,553
Real estate acquired in settlement of loans .     5,213        4,015        4,686        4,475        5,423
Repossessed automobiles .....................       335          256          319          569          611
---------------------------------------------------------------------------------------------------------------
    Total non-performing assets .............   $35,148      $30,084      $30,090      $27,419      $44,587
===============================================================================================================
Allowance for loan losses (1):
    Amount ..................................   $35,962      $34,345      $32,586      $31,517      $31,444
    As a percentage of non-performing loans .    121.49%      133.05%      129.90%      140.86%       81.56%
Non-performing assets as a percentage of
    total assets ............................      0.41         0.41         0.46         0.44         0.75
===============================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At September 30, 1999, the recorded investment in loans for which we recognized impairment totaled $13 million. The total allowance for possible losses related to these loans was $1 million. During the third quarter of 1999, total interest recognized on the impaired loan portfolio was $0.4 million, increasing the year-to-date total to $1.4 million.

Delinquent Loans

     During the 1999 third quarter, our delinquencies as a percentage of total loans outstanding increased from 0.48% to 0.55%, but remained below 0.65% at year-end 1998 and 0.70% a year ago. This increase primarily occurred in our residential one-to-four units category and our residential one-to-four units-subprime category.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                          September 30, 1999                            June 30, 1999
                                               -----------------------------------------------------------------------------------
                                                30-59      60-89      90+                  30-59      60-89      90+
(Dollars in Thousands)                           Days      Days     Days (1)    Total       Days      Days     Days (1)    Total
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
       One-to-four units ...................   $11,306    $3,441    $12,804    $27,551    $ 5,834    $3,812    $11,910    $21,556
       One-to-four units - subprime ........     3,669     3,278      3,697     10,644      2,328     1,235      3,092      6,655
       Five or more units ..................      --        --         --         --         --        --         --         --
    Commercial real estate .................      --        --         --         --         --        --         --         --
    Construction ...........................      --        --         --         --         --        --         --         --
    Land ...................................      --        --         --         --         --        --         --         --
----------------------------------------------------------------------------------------------------------------------------------
       Total real estate loans .............    14,975     6,719     16,501     38,195      8,162     5,047     15,002     28,211
Non-mortgage:
    Commercial .............................      --        --         --         --         --        --         --         --
    Automobile .............................     4,548       367        571      5,486      3,133       489        895      4,517
    Other consumer .........................       161        33        175        369        169        36        233        438
----------------------------------------------------------------------------------------------------------------------------------
       Total loans .........................   $19,684    $7,119    $17,247    $44,050    $11,464    $5,572    $16,130    $33,166
==================================================================================================================================
Delinquencies as a percentage of total loans      0.25%     0.09%      0.22%      0.55%      0.17%     0.08%      0.23%      0.48%
==================================================================================================================================
                                                            March 31, 1999                           December 31, 1998
                                               -----------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
       One-to-four units ...................   $ 8,463    $4,700    $13,180    $26,343    $ 9,841    $6,014    $12,832    $28,687
       One-to-four units - subprime ........     1,177     2,281      1,385      4,843        244       784        947      1,975
       Five or more units ..................      --        --         --         --         --        --          155        155
    Commercial real estate .................      --        --         --         --         --        --         --         --
    Construction ...........................      --        --         --         --         --        --         --         --
    Land ...................................      --        --         --         --         --        --         --         --
----------------------------------------------------------------------------------------------------------------------------------
       Total real estate loans .............     9,640     6,981     14,565     31,186     10,085     6,798     13,934     30,817
Non-mortgage:
    Commercial .............................      --        --         --         --         --        --         --         --
    Automobile .............................     3,248       383      1,000      4,631      4,650       888      1,048      6,586
    Other consumer .........................       144        76        226        446        334        45        344        723
----------------------------------------------------------------------------------------------------------------------------------
       Total loans .........................   $13,032    $7,440    $15,791    $36,263    $15,069    $7,731    $15,326    $38,126
==================================================================================================================================
Delinquencies as a percentage of total loans      0.21%     0.12%      0.25%      0.58%      0.26%     0.13%      0.26%      0.65%
==================================================================================================================================
                                                          September 30, 1998
                                               ---------------------------------------
Loans secured by real estate:
    Residential:
       One-to-four units ...................   $10,601    $4,302    $12,408    $27,311
       One-to-four units - subprime ........       741     1,334        505      2,580
       Five or more units ..................       155      --         --          155
    Commercial real estate .................      --        --         --         --
    Construction ...........................      --        --         --         --
    Land ...................................      --        --         --         --
---------------------------------------------------------------------------------------
       Total real estate loans .............    11,497     5,636     12,913     30,046
Non-mortgage:
    Commercial .............................      --        --         --         --
    Automobile .............................     5,330     1,105        990      7,425
    Other consumer .........................       119       143        496        758
---------------------------------------------------------------------------------------
       Total loans .........................   $16,946    $6,884    $14,399    $38,229
=======================================================================================
Delinquencies as a percentage of total loans      0.31%     0.13%      0.26%      0.70%
=======================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Allowance for Losses on Loans and Real Estate

     We establish valuation allowances for losses on loans and real estate on a specific and general basis. We determine specific allowances based on the difference between the carrying value of the asset and our net fair value. We determine general valuation allowances based on historical loss experience, current and anticipated levels and trends of delinquent and non-performing loans, and the economic environment in our market areas.

     Allowances for losses on all assets were $39 million at September 30, 1999, $40 million at December 31, 1998, and $41 million at September 30, 1998.

     Our total allowance for possible loan losses was $36 million at September 30, 1999, up from $32 million at year-end and $31 million at September 30, 1998. Virtually all of our current quarter-end allowance represented general loan valuation allowances, of which $3 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of our risk-weighted assets. Net charge-offs totaled $1.2 million in the 1999 third quarter, down from $1.3 million in the year-ago quarter. Included in the current quarter net charge-offs were $0.1 million associated with one-to-four unit residential loans and $1.1 million associated with automobile loans. For the first nine months of 1999, our net charge-offs were $3.6 million, compared to net charge-offs of $3.4 million in the year-ago period. The year-ago period included a $1.4 million recovery from the settlement. Adjusting year-ago results to exclude that recovery, net charge-offs would have been down $1.2 million between nine-month periods.

     The following table is a summary of the activity of our allowance for loan losses during the periods indicated.

                                                             Three Months Ended
                                  --------------------------------------------------------------------
                                  September 30,   June 30,      March 31,   December 31, September 30,
(In Thousands)                        1999          1999          1999          1998          1998
------------------------------------------------------------------------------------------------------
Balance at beginning of period      $34,345       $32,586       $31,517       $31,444       $31,736
Provision ....................        2,838         2,798         2,381         1,180           985
Charge-offs ..................       (1,423)       (1,280)       (1,520)       (1,574)       (1,540)
Recoveries ...................          202           241           208           467           263
------------------------------------------------------------------------------------------------------
Balance at end of period .....      $35,962       $34,345       $32,586       $31,517       $31,444
======================================================================================================

     The following table indicates our allocation of the total valuation allowance for loan losses to the various categories of loans at the dates indicated.

                                           September 30, 1999                June 30, 1999                   March 31, 1999
                                    ------------------------------------------------------------------------------------------------
                                                  Gross    Allowance              Gross    Allowance              Gross    Allowance
                                                  Loan    Percentage              Loan    Percentage              Loan    Percentage
                                                Portfolio  to Loan              Portfolio  to Loan              Portfolio  to Loan
(Dollars in Thousands)              Allowance    Balance   Balance  Allowance    Balance   Balance  Allowance    Balance   Balance
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
       One-to-four units ..........  $19,496   $6,890,032   0.28%    $16,896   $5,701,245   0.30%    $15,735   $5,064,684   0.31%
       Five or more units .........      276       23,544   1.17         285       24,641   1.16         299       26,420   1.13
    Commercial real estate ........    2,463      148,912   1.65       2,808      149,559   1.88       2,729      151,247   1.80
    Construction ..................    2,242      190,441   1.18       2,082      178,526   1.17       1,732      147,246   1.18
    Land ..........................      764       61,263   1.25         900       71,314   1.26         944       74,959   1.26
Non-mortgage:
    Commercial ....................      227       27,605   0.82         193       26,884   0.72         202       28,182   0.72
    Automobile ....................    7,099      391,975   1.81       7,832      375,138   2.09       7,566      363,168   2.08
    Other consumer ................      595       44,764   1.33         549       42,475   1.29         579       40,607   1.43
Not specifically allocated ........    2,800         --      --        2,800         --      --        2,800         --      --
------------------------------------------------------------------------------------------------------------------------------------
    Total loans held for investment  $35,962   $7,778,536   0.46%    $34,345   $6,569,782   0.52%    $32,586   $5,896,513   0.55%
====================================================================================================================================
                                            December 31, 1998              September 30, 1998
                                    --------------------------------------------------------------
Loans secured by real estate:
    Residential:
       One-to-four units ..........  $14,299   $4,636,133   0.31%    $13,603   $4,413,757    0.31%
       Five or more units .........      401       40,029   1.00         409       41,143    0.99
    Commercial real estate ........    2,632      140,790   1.87       3,656      156,902    2.33
    Construction ..................    1,508      127,761   1.18       1,087       92,779    1.17
    Land ..........................      568       44,859   1.27         498       39,222    1.27
Non-mortgage:
    Commercial ....................      218       28,293   0.77         204       27,710    0.74
    Automobile ....................    8,344      357,988   2.33       8,349      355,955    2.35
    Other consumer ................      747       41,894   1.78         838       44,026    1.90
Not specifically allocated ........    2,800         --      --        2,800         --       --
--------------------------------------------------------------------------------------------------
    Total loans held for investment  $31,517   $5,417,747   0.58%    $31,444   $5,171,494    0.61%
==================================================================================================

     The following table is a summary of the activity of our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                       Three Months Ended
                                 ---------------------------------------------------------------
                                 September 30,  June 30,    March 31, December 31, September 30,
(In Thousands)                       1999         1999        1999        1998         1998
------------------------------------------------------------------------------------------------
Balance at beginning of period     $ 7,389       $7,770      $7,717      $8,151      $ 9,558
Provision (reduction) ........      (3,162)        (265)         53        (214)        (139)
Charge-offs ..................      (1,792)        (116)       --          (220)      (1,268)
Recoveries ...................        --           --          --          --           --
------------------------------------------------------------------------------------------------
Balance at end of period .....     $ 2,435       $7,389      $7,770      $7,717      $ 8,151
================================================================================================

     In addition to losses charged against the allowance for loan losses, we have recorded losses on real estate acquired in settlement of loans by direct write-off to net operations of real estate acquired in settlement of loans and against an allowance for losses specifically established for these assets. As of September 30, 1999, we are no longer maintaining an allowance for real estate acquired in settlement of loans as the related individual assets are recorded at the lower of cost or fair value. The following table is a summary of the activity of our allowance for real estate acquired in settlement of loans during the periods indicated.

                                                       Three Months Ended
                                -----------------------------------------------------------------
                                September 30,  June 30,     March 31,  December 31, September 30,
(In Thousands)                      1999         1999         1999         1998         1998
-------------------------------------------------------------------------------------------------
Balance at beginning of period     $ 509        $ 547        $ 533        $ 582        $ 671
Provision (reduction) ........      (136)           9           26          (14)         160
Charge-offs ..................      (373)         (47)         (12)         (35)        (249)
Recoveries ...................      --           --           --           --           --
-------------------------------------------------------------------------------------------------
Balance at end of period .....     $--          $ 509        $ 547        $ 533        $ 582
=================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our primary sources of funds generated in the third quarter of 1999 were:

     o    a net increase of $838 million in deposits;
     o    principal   repayments   (including   prepayments  but  excluding  our
          refinances of our existing loans) on loans and mortgage-backed securities of $419 million;
     o    a net increase of $178 million in borrowings;
     o    a net decrease of $149 million of loans held for sale; and
     o    net proceeds of $115 million from the issuance of capital securities.

     We used these funds primarily to originate loans held for investment of $1.7 billion (net of our refinances of $27 million).

     At September 30, 1999, the Bank's ratio of regulatory liquidity was 4.1%, compared to 4.0% at both December 31, 1998 and September 30, 1998.

     Stockholders' equity totaled $516 million at September 30, 1999, compared to $481 million at December 31, 1998 and $471 million at September 30, 1998.

     Downey Financial Corp. had liquid assets, including due from Bank - interest-bearing balances of $73 million at September 30, 1999, compared to $9 million at year-end 1998. The increase primarily reflected the $115 million of net proceeds from the issuance of capital securities less the $50 million contributed to the Bank as additional capital. Further capital contributions to the Bank are anticipated. Downey Financial Corp. can obtain additional funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

REGULATORY CAPITAL COMPLIANCE

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of September 30, 1999. The core and tangible capital ratios were 5.98% and the risk-based capital ratio was 11.46%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core and 10.00% for risk-based, as defined by regulation. For information regarding a capital contribution to the Bank by Downey, see "Notes To Consolidated Financial Statements - Note (5) - Capital Securities."

                                                            Tangible Capital       Core Capital         Risk-Based Capital
                                                          --------------------  ------------------    ----------------------
(Dollars in Thousands)                                     Amount      Ratio     Amount     Ratio      Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------
Stockholder's equity                                      $557,925              $557,925              $557,925
Adjustments:
    Deductions:
       Investment in subsidiary, primarily real estate .   (49,578)              (49,578)              (49,578)
       Goodwill ........................................    (4,188)               (4,188)               (4,188)
       Non-permitted mortgage servicing rights .........    (3,044)               (3,044)               (3,044)
    Additions:
       Unrealized gains on securities available for sale       738                   738                   738
       General loss allowance - Investment in DSL
         Service Company ...............................     1,408                 1,408                 1,408
       General loan valuation allowances (1) ...........      --                    --                  35,522
----------------------------------------------------------------------------------------------------------------------------
Regulatory capital .....................................   503,261    5.98%      503,261    5.98%       538,783    11.46%
Well capitalized requirement ...........................   126,308    1.50 (2)   421,027    5.00        469,987    10.00 (3)
----------------------------------------------------------------------------------------------------------------------------
Excess .................................................  $376,953    4.48%     $ 82,234    0.98%     $  68,796     1.46%
----------------------------------------------------------------------------------------------------------------------------

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 10.71%.

YEAR 2000

Risks of the Year 2000 Issue

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to represent the calendar year--e.g., "99" for "1999". Software so developed, and not corrected, could produce inaccurate or unpredictable results or system failures commencing January 1, 2000, when dates present a lower two digit year number than dates in the prior century. These occurrences may have a material adverse effect on our financial condition, results of operations, business or business prospects, as Downey, like most financial organizations, is significantly impacted by the potential year 2000 issue due to the nature of financial information. Potential impacts to us may arise from software, computer hardware, and other equipment both within our direct control and outside our ownership, yet with which we electronically or operationally interface. Financial institution regulators have intensively focused upon year 2000 exposures, issuing guidance concerning the responsibilities of management and the board of directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams; and the Office of Thrift Supervision has authority to bring enforcement actions against any institution under its supervision which it believes is not properly addressing year 2000 compliance issues.

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

     From this system, we developed modification plans which place priority emphasis on those systems requiring change and classified mission critical or high risk. We contacted third party vendors during this phase to determine their process and timeline in correcting any year 2000 compliance issues. In addition, we also contacted our commercial loan borrowers to determine the extent of their preparations for year 2000 and any potential impact year 2000 may have on their businesses and ability to repay loan obligations to us. Commercial lending does not represent a significant portion of our loan portfolio--i.e., substantially less than 1.0%; therefore, we believe the year 2000 preparedness of our commercial loan borrowers does not pose a significant risk.

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

     By the end of 1998, we completed programming and substantially completed acceptance testing for our in-house mainframe system. At the end of first quarter 1999, we completed acceptance testing and installation of the in-house mainframe system, which performs all significant loan, deposit and general ledger accounting processes.

     For our developed PC-based systems classified mission critical, we have completed all programming changes, acceptance testing and installation. We completed programming and acceptance testing of all other of our developed PC-based systems by the end of the second quarter, with installation of year 2000 modifications completed during the third quarter of 1999.

     Year 2000 acceptance testing and installation of all third party vendor changes is substantially completed. There are no outstanding mission critical systems requiring installation. Any new systems released during the remainder of 1999 will require third party vendors to represent that their systems are year 2000 compliant. In addition to these representations, we will test vendor programs or review testing conducted by others for year 2000 compliance.

     In addition to the computer systems utilized by us, we have also inventoried other essential services that year 2000 issues may impact like telecommunications and utilities. We are monitoring these essential service providers to determine their progress and how they are addressing year 2000 issues. To date, no information exists to suggest these essential services will not be available.

Costs to Address the Year 2000 Issue

     Currently, we estimate that year 2000 project costs will approximate $6.3 million. This cost is in addition to existing personnel who are working on the year 2000 compliance project and includes estimates for hardware and software renovation or replacement, as well as additions to existing staff who will be specifically devoted to the project. Approximately 50% of the year 2000 compliance project cost represents costs to migrate to a new personal computer environment and to replace specific older automated teller machines, both of which we might otherwise have implemented or replaced during the period notwithstanding the year 2000 issue. Thus, that portion of year 2000 costs will be amortized over the useful life of the equipment. Of the estimated total expense, approximately $3.7 million has been incurred to date, $0.1 million in 1997, $1.8 million in 1998 and $1.8 million during the first nine months of 1999.

     The table below summarizes by year the estimated amount and anticipated timing of the planned year 2000 expense.

(In Millions)                 1997   1998   1999   2000   Thereafter   Total
----------------------------------------------------------------------------
Estimated Year 2000 expense   $0.1   $1.8   $2.6   $1.0      $0.8       $6.3
----------------------------------------------------------------------------

     As we progress in addressing the year 2000 compliance project and additional information becomes available, estimates of costs could change. At this time, no significant data system projects have been delayed as a result of our year 2000 compliance effort.

Contingency Plans

     We believe our year 2000 compliance project should enable us to be successful in modifying our computer systems to be year 2000 compliant. As previously stated, we have completed acceptance testing and installation with respect to our in-house mainframe system which performs all significant loan, deposit and general ledger accounting processes, as well as our developed PC-based systems classified mission critical. Also, programming and acceptance testing of all other of our developed PC-based systems and installation has been completed. In addition to year 2000 compliance system modification plans, we have also developed contingency plans for all other systems classified as mission critical and high risk. Our contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified or sufficiently tested and validated to ensure year 2000 compliance. However, there can be no assurance that either the compliance process or our contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon our financial condition, results of operations, business or business prospects.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits

4.1 Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp. and Wilmington Trust Company as Indenture Trustee.

4.2 10% Junior Subordinated Debenture due September 15, 2029 Principal Amount $123,711,350.

4.3 Certificate of Trust of Downey Financial Capital Trust I, dated as of May 25, 1999.

4.4  Trust Agreement of Downey Financial Capital Trust I, dated May 25, 1999.

4.5  Amended and Restated Trust Agreement of Downey  Financial  Capital Trust I,
     between  Downey   Financial   Corp.,   Wilmington  Trust  Company  and  the
     Administrative Trustees named therein, dated as of July 23, 1999.

4.6 Certificate Evidencing Common Securities of Downey Financial Capital Trust I, 10% Common Securities.

4.7 Certificate Evidencing Capital Securities of Downey Financial Capital Trust I, 10% Capital Securities (Global Certificate).

4.8  Common   Securities   Guarantee   Agreement  of  Downey   Financial   Corp.
     (Guarantor), dated July 23, 1999.

4.9 Capital Securities Guarantee Agreement of Downey Financial Corp. and Wilmington Trust Company, dated as of July 23, 1999.

27   Financial Data Schedule.

(B)  Reports on Form 8-K during last quarter ended September 30, 1999.

     The Registrant filed with the Commission two Current Reports on Form 8-K. The first, dated July 14, 1999, was the Company's press announcement of second quarter 1999 earnings. The second, dated July 15, 1999, reported that on June 2, 1999, litigation had been filed against sixteen large banks located in California, including the Bank.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOWNEY FINANCIAL CORP.




Date:  November 2, 1999                   /s/ Daniel D. Rosenthal
                            ----------------------------------------------------
                                              Daniel D. Rosenthal
                                     President and Chief Executive Officer




Date:  November 2, 1999                     /s/ Thomas E. Prince
                            ----------------------------------------------------
                                                Thomas E. Prince
                            Executive Vice President and Chief Financial Officer