Form 10-K
period 1999-12-31
DOWNEY FINANCIAL CORP
filed 2000-03-07
CIK 935063

================================================================================

                                              SECURITIES AND EXCHANGE COMMISSION
                                                         Washington, D.C.  20549
--------------------------------------------------------------------------------
                                                                       FORM 10-K
--------------------------------------------------------------------------------
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

                                                                        DELAWARE
                  (State or other jurisdiction of incorporation or organization)
--------------------------------------------------------------------------------
3501 Jamboree Road, Newport Beach, California           92660
(Address of principal executive offices)              (Zip Code)

I.R.S. Employer Identification No.:  33-0633413

Registrant's telephone number, including area code:  (949) 854-0300

Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE
------------------------------                 -------------------------
Common Stock, $0.01 par value                   New York Stock Exchange
                                                Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by a check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on February 29, 2000, on the New York Stock Exchange was $419,693,971.

      At February 29, 2000, 28,148,409 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 26, 2000 are incorporated by reference in Part III hereof.

================================================================================

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART I
   1.  BUSINESS .........................................................    1
          General .......................................................    1
          Banking Activities ............................................    2
             Lending Activities .........................................    2
                Loan and Mortgage-Backed Securities Portfolio ...........    3
                Residential Real Estate Lending .........................    3
                Secondary Marketing and Loan Servicing Activities .......    5
                Commercial Real Estate and Multi-Family Lending .........    6
                Construction Lending ....................................    6
                Commercial Lending ......................................    7
                Consumer Lending ........................................    7
             Investment Activities ......................................    7
             Deposit Activities .........................................    7
             Borrowing Activities .......................................    8
             Asset/Liability Management .................................    8
             Earnings Spread ............................................    9
          Real Estate Investment Activities .............................    9
          Competition ...................................................   10
          Employees .....................................................   10
          Regulation ....................................................   10
             General ....................................................   10
             Regulation of Downey .......................................   10
             Regulation of the Bank .....................................   12
             Regulation of DSL Service Company ..........................   17
          Taxation ......................................................   18
          Factors That May Affect Future Results ........................   19
   2.  PROPERTIES .......................................................   20
          Branches ......................................................   20
          Electronic Data Processing ....................................   20
   3.  LEGAL PROCEEDINGS ................................................   20
   4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS ..................   20

PART II
   5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ...........................................   21
   6.  SELECTED FINANCIAL DATA ..........................................   22
   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .....................................   24
          Overview ......................................................   24
          Results of Operations .........................................   26
             Net Interest Income ........................................   26
             Provision for Loan Losses ..................................   28
             Other Income ...............................................   28
                Loan and Deposit Related Fees ...........................   28
                Real Estate and Joint Venture
                   Operations Held for Investment .......................   28
                Secondary Marketing Activities ..........................   29
                Other Category ..........................................   29
             Operating Expenses .........................................   29
             Provision for Income Taxes .................................   29

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART II----(CONTINUED)

             Business Segment Reporting .................................   30
                Banking .................................................   30
                Real Estate Investment ..................................   31
          Financial Condition ...........................................   33
             Loans and Mortgage-Backed Securities .......................   33
             Investment Securities ......................................   37
             Investments in Real Estate and Joint Ventures ..............   38
             Deposits ...................................................   40
             Borrowings .................................................   41
             Capital Securities .........................................   42
             Asset/Liability Management and Market Risk .................   42
             Problem Loans and Real Estate ..............................   47
                Non-Performing Assets ...................................   47
                Delinquent Loans ........................................   49
                Allowance for Losses on Loans and Real Estate ...........   51
             Capital Resources and Liquidity ............................   55
             Regulatory Capital Compliance ..............................   56
             Current Accounting Issue ...................................   56
             Year 2000 ..................................................   57
             Subsequent Event ...........................................   57
   8.  FINANCIAL STATEMENTS .............................................   58
   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES ..........................  101

PART III
  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............  101
  11.  EXECUTIVE COMPENSATION ...........................................  101
  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ....................................................  101
  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  101

PART IV
  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K ...................................................  101
SIGNATURES ..............................................................  103

PART I

     Certain   matters   discussed   in  this  Annual   Report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding Downey's mission and vision. Downey's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Business--Factors That May Affect Future Results on page 19.

ITEM 1. BUSINESS

GENERAL

     We were incorporated in Delaware on October 21, 1994. On January 23, 1995, after we obtained necessary stockholder and regulatory approvals, we acquired 100% of the issued and outstanding capital stock of Downey Savings and Loan Association (the "Bank") and the Bank's stockholders became holders of our stock. Downey was thereafter funded by the Bank and presently operates as the Bank's holding company. Our stock is traded on the New York Stock Exchange and Pacific Exchange under the trading symbol "DSL."

     The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 1999, it conducts its business through 104 retail deposit branches, including 40 full-service in-store branches. Residential loans are originated by residential loan officers who work out of 36 of the Bank's California retail deposit branches and two loan origination centers outside of California, one each in Arizona and Washington. Residential loan officers also originate residential loans through the Internet from two California call centers. Wholesale loans submitted by mortgage brokers are originated from the Arizona and Washington loan origination centers and eight California loan origination centers, four of which are located in or by a Bank office.

     The Bank is regulated or affected by the following governmental entities and laws as follows:

     o As a federally charted savings association, the Bank's activities and investments are generally governed by the Home Owners' Loan Act, as amended, and regulations and policies of the Office of Thrift Supervision (the "OTS").

     o The Bank and Downey are subject to the primary regulatory and supervisory jurisdiction of the OTS.

     o As a federally insured depository institution, the Bank is regulated and supervised by the Federal Deposit Insurance Corporation ("FDIC") with respect to some of its activities and investments.

     o The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks for federally insured depository institutions comprising the Federal Home Loan Bank System.

     o    The  Bank's   savings   deposits  are  insured   through  the  Savings
          Association Insurance Fund ("SAIF") of the FDIC, an instrumentality of the United States government.

     o The Bank is regulated by the Federal Reserve with respect to reserves the Bank is required to maintain against deposits and other matters.

     Downey Affiliated Insurance Agency was incorporated on January 25, 1995, as Downey's wholly owned subsidiary. We capitalized Downey Affiliated Insurance Agency on February 24, 1995 with $400,000. In the 1995 second quarter, Downey Affiliated Insurance Agency commenced operations at which time representatives of Downey Affiliated Insurance Agency were available in our branches to offer annuity products. During 1996, Downey Affiliated Insurance Agency began offering forced-placed casualty insurance policies on mortgage loans and stopped offering annuity products. The offering of forced-placed casualty insurance policies ceased in April 1999.

     General economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities significantly influence our operations. Additionally, interest rates on competing investments and general market interest rates influence our deposit flows and the costs we incur for interest-bearing liabilities, which represents our cost of funds. Similarly, market interest rates and other factors that affect the supply of and demand for housing and the availability of funds affect our loan volume and our yields on loans and mortgage-backed securities.

     Our primary business is banking and we are also involved in real estate investments, each of which we discuss further below.

BANKING ACTIVITIES

     Our primary business is banking. Our banking activities focus on:

     o    attracting funds from the general public and institutions; and

     o originating and investing in loans, primarily residential real estate mortgage loans, investment securities and mortgage-backed securities.

These mortgage-backed securities include mortgage pass-through securities issued by other entities and securities issued or guaranteed by government-sponsored enterprises like the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

     Our primary sources of revenue from our banking business are:

     o interest we earn on loans, investment securities and mortgage-backed securities;

     o gains on sales of our loans, investment securities and mortgage-backed securities;

     o    fees we earn in connection with loans and deposits; and

     o    income  we  earn  on  our  portfolio  of  loans  and   mortgage-backed
          securities we service for investors.

     Our principal expenses in connection with our banking business are:

     o interest we incur on our interest-bearing liabilities, including deposits, borrowings and capital securities; and

     o    general and administrative costs.

     Our primary sources of funds from our banking business are:

     o    deposits;

     o principal and interest payments on our loans and mortgage-backed securities;

     o    proceeds from sales of our loans and mortgage-backed securities; and

     o    borrowings and capital securities.

Scheduled payments we receive on loans and mortgage-backed securities are a relatively stable source of our funds. However, the funds we receive from deposits and prepayment of loans and mortgage-backed securities vary widely. Below is a detailed discussion of our banking activities.

LENDING ACTIVITIES

     Historically, our lending activities have primarily emphasized our origination of first mortgage loans secured by residential properties and retail neighborhood shopping centers. To a lesser extent, our lending activities have emphasized our origination of real estate loans secured by multi-family and commercial and industrial properties, including office buildings, land and other properties with income producing capabilities. In addition, we have provided construction loan financing for single family and multi-family residential properties and commercial retail neighborhood shopping center projects. These construction loan financings have included loans to joint ventures, which were being engaged in by DSL Service Company, a wholly owned subsidiary of the Bank, or the Bank with other participants. We also originate loans to businesses through our commercial banking operations.

     We originate our automobile loans directly through our branch network. We also conducted an indirect auto-lending program through our purchase of new or used automobile sales contracts from auto dealers in California and other western states. Downey Auto Finance Corp., a wholly owned subsidiary of the Bank, operated this indirect auto-lending program. For more information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Subsequent Event on page 57.

     Our primary focus will continue to be our origination of:

     o adjustable rate single family mortgage loans, including subprime loans which carry higher interest rates; and

     o    consumer loans.

We will also continue our secondary marketing activities of originating and selling single family loans to various investors.

     For more information, see below under the caption entitled Lending Activities--Secondary Marketing and Loan Servicing Activities on page 5. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Loans and Mortgage-Backed Securities on page 33.

LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO

     We carry loans receivable at cost. Our net loans receivable are adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Our investments in mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of the securities. We carry mortgage-backed securities held to maturity at unpaid principal balances, which are adjusted for unamortized premiums and unearned discounts. We amortize premiums and discounts on mortgage-backed securities by using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

     We identify loans that may be sold before their maturity. In our balance sheets, we classify these loans as held for sale and record them at the lower of amortized cost or market value. We recognize net unrealized losses on these loans, if any, in a valuation allowance by making charges to our income.

     We carry mortgage-backed securities available for sale at fair value. We report net unrealized gains or losses on these securities net of income taxes and as a separate component of our other comprehensive income until realized.

     The residential mortgage loans we originate typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgages for our own loan portfolio. We originate fixed rate loans and sell the majority of them in the secondary market on a non-recourse basis for cash. However, we occasionally originate fixed rate loans for our own portfolio to facilitate our sale of real estate we acquire in settlement of loans or which meet specific yield and other approved guidelines. For more information, see Asset/Liability Management on page 8. In addition, the average term of these fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity due to loan payoffs as a result of home sales or refinancings and prepayments.

RESIDENTIAL REAL ESTATE LENDING

     Our primary lending activity is our origination of mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. We provide these mortgage loans for borrowers to purchase residences or to refinance their existing mortgages at lower rates or upon different terms. Our primary strategy is to originate adjustable rate mortgages for our portfolio of loans we hold for investment. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we intend to sell the majority of all these loans in the secondary market, rather than hold these loans in our portfolio. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans are funded with long-term funds to mitigate interest rate risk. In addition, we originate a small volume of fixed rate loans for our own investment if they meet specific yield and other approved guidelines or to facilitate our sale of real estate acquired in settlement of loans. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

     Our adjustable rate mortgages generally:

     o begin with an incentive interest rate, which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months;

     o provide that the maximum interest rate we can charge borrowers cannot exceed the incentive rate by more than six to nine percentage points, depending on the type of loan and the initial rate offered; and

     o limit interest rate adjustments to 1% per adjustment period for those that adjust semi-annually and 2% per adjustment period for those that adjust annually.

     Most  of  our  adjustable   rate  mortgages   adjust  monthly   instead  of
semi-annually. These monthly adjustable rate mortgages:

     o have a lifetime interest rate cap, but no specified periodic interest rate adjustment cap;

     o have a periodic cap on changes in required monthly payments, which adjust annually; and

     o allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments.

Regarding negative amortization, if a loan incurs significant negative amortization, then there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. We impose a limit on the amount of negative amortization, so that the principal plus the added amount cannot exceed:

     o 125% of the original loan amount on loans having a loan-to-value ratio of 80% or less; and

     o    110% on loans having a loan-to-value ratio over 80%.

A loan-to-value ratio is the ratio of the principal amount of the loan to the appraised value at origination of the property securing the loan. We permit adjustable rate mortgages to be assumed by qualified borrowers.

     During 1999, approximately 86% of our one-to-four unit residential real estate loans were obtained by our wholesale loan representatives but originated through outside mortgage brokers. We pay our wholesale loan representatives on a commission basis. We consider the compensation we pay these mortgage brokers when we set the overall price of our mortgage loan products. These mortgage brokers do not operate from our offices and are not our employees. Our retail loan representatives generated approximately 14% of our one-to-four unit residential loans during 1999. In general, we compensate our retail loan representatives on a salary basis plus a fixed amount per loan they originate. Retail loan representatives typically receive loan referrals from real estate agents, builders, depositors and customers obtained from our retail advertising and other sources, including over the Internet.

     We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single-family residential loan we originate for our portfolio, the maximum amount we generally will lend is $1 million. Our average loan size, however, is much lower. In 1999, our average loan size was $243,928. We generally make loans with loan-to-value ratios not exceeding 80%. We will make loans with loan-to-value ratios of over 80%, but not exceeding 97% of the value of the property, if borrowers obtain private mortgage insurance to reduce the effective loan-to-value ratio to between 70% to 78%, consistent with secondary marketing requirements. In addition, we require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the structure.

     In our approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant's ability to repay the loan. Loan underwriters analyze the loan application and the property involved. Qualified appraisers on our staff or outside appraisers establish the value of the collateral through the use of full appraisals or alternative valuation formats that meet regulatory requirements. Appraisal reports prepared by outside appraisers are selectively reviewed by staff appraisers or approved fee appraisers. We also obtain information about the applicant's income, financial condition, employment and credit history.

Typically, we will verify an applicant's credit information for loans originated by our retail loan representatives. For loans from mortgage brokers, we require the mortgage broker to review and verify the applicant's credit information and employment. In addition, we obtain credit information about the applicant and perform other underwriting tests of these mortgage broker originated loans.

     On our adjustable rate mortgages we offer with incentive interest rates, we qualify applicants:

     o    for  loan  programs  with  no  negative   amortization  and  having  a
          loan-to-value ratio of 80% or less, at the higher of:

          o    the initial incentive interest rate plus 2%; or

          o the fully indexed interest rate, with a minimum qualifying rate of 7%.

     o    for  loan  programs  with  no  negative   amortization  and  having  a
          loan-to-value ratio of greater than 80%, at a minimum qualifying interest rate of 7%.

     o for loan programs that include negative amortization and having a loan to value ratio of 80% or less, at the lesser of:

          o    the initial incentive interest rate plus 2%; or

          o the fully indexed interest rate, with a minimum qualifying rate of 6%.

     o for loan programs that include negative amortization and having a loan to value ratio of greater than 80%, at the minimum qualifying interest rate of 7%.

     Late in 1996, we began offering one-to-four unit residential loans to borrowers who have or, in the case of purchases, will have equity in their homes but whose credit rating contains exceptions which preclude them from qualifying for the best market terms. These lower grade credits or "A-," "B" and "C" loans are commonly referred to as subprime loans and are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade loans or "A" loans. We believe these lower credit grade borrowers represent an opportunity for us to earn a higher net return for the risks we assume. We have developed underwriting guidelines for each classification of credit.

SECONDARY MARKETING AND LOAN SERVICING ACTIVITIES

     As part of our secondary marketing activities, we originate some residential real estate adjustable rate mortgages and fixed rate mortgages, which we intend to sell. Accordingly, we classify these loans as held for sale and carry them at the lower of cost or market. These loans are secured by first liens on one-to-four unit residential properties and generally have maturities of 30 years or less.

     We use various  hedging  programs to manage the  interest  rate risk of our
fixed  rate   mortgage   origination   process.   For  more   information,   see
Asset/Liability Management on page 8.

     We believe that servicing loans for others can be an important asset/liability management tool because it produces operating results which, in response to changes in market interest rates, tend to move opposite to changes in net interest income. Because adjustable rate mortgages take longer to adjust to market interest rates, net interest income associated with these loans is expected to decline in periods of rising interest rates and increase in periods of falling rates. In contrast, the value of a loan servicing portfolio normally:

     o    increases as interest rates rise and loan prepayments decrease; and

     o    declines as interest rates fall and loan prepayments increase.

In addition, increased levels of servicing activities can provide us with additional income with minimal additional overhead costs.

     Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from our sale of these loans at the time of sale. We calculate gains or losses from our sale as the difference between the net sales proceeds and the allocated basis of the loans sold. Effective January 1, 1997, we adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125")
which governs the accounting treatment of mortgage servicing rights. As required by SFAS 125, we capitalize mortgage servicing rights we acquire through either our purchase or origination of mortgage loans we intend to sell with servicing rights retained. We allocate the total cost of the mortgage loans designated for sale to both the mortgage servicing rights and to the mortgages loans without mortgage servicing rights based on their relative fair values. We include our mortgage servicing rights in our financial statements in the category of "other assets." We recognize impairment losses on the mortgage servicing rights through a valuation allowance and record any associated provision as a component of loan servicing fees. At December 31, 1999, our mortgage servicing rights totaled $34 million.

     We may exchange loans we originate for sale with government agencies for mortgage-backed securities collateralized by these loans. Our cost for the exchange, a monthly guaranty fee, is expressed as a percentage of the unpaid principal balance and is deducted from interest income. We can use the securities we receive to collateralize various types of our borrowings at rates that frequently are more favorable than rates on other types of liabilities and also carry a lower risk-based capital requirement than whole loans. We carry these mortgage-backed securities available for sale at fair value. However, we record no gain or loss on the exchange in our statement of income until the securities are sold to a third party. Before we sell these securities to third parties, we show all changes in fair value as a separate component of our comprehensive income, net of income taxes.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING

     We have provided permanent loans secured by retail neighborhood shopping centers and multi-family properties. Our major loan officers conduct our commercial real estate lending and multi-family activities. We compensate these officers on a salary basis.

     Commercial real estate and multi-family loans generally entail additional risks as compared to single-family residential mortgage lending. We subject each loan, including loans to facilitate the sale of real estate we own, to our underwriting standards, which generally include:

     o    our evaluation of the creditworthiness and reputation of the borrower;
          and

     o the amount of the borrower's equity in the project as determined on the basis of appraisal, sales and leasing information on the property and cash flow projections.

     To protect the value of the security for our loan, we require borrowers to maintain casualty insurance for the loan amount or replacement cost. In addition, for non-residential loans in excess of $500,000, we require the borrower to obtain comprehensive general liability insurance. All commercial real estate loans we originate must be approved by at least two of our officers, one of whom must be the originating loan account officer and the other a designated officer with appropriate loan approval authority.

CONSTRUCTION LENDING

     We have provided construction loan financing for single family and multi-family residential properties and commercial real estate projects, like retail neighborhood shopping centers. Our major loan officers principally originate these loans. We generally make construction loans at floating rates based upon the prime or reference rate of a major commercial bank. Generally, we require a loan-to-value ratio of 75% or less on construction lending and we subject each loan to our underwriting standards.

     Construction loans involve risks different from completed project lending because we advance loan funds based upon the security of the completed project under construction. If the borrower defaults on the loan, then we may have to advance additional funds to finance the project's completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating:

     o    construction costs;

     o    potential delays in construction time;

     o    market demand; and

     o    the accuracy of the estimate of value on the completed project.

     When providing construction loans, we require the general contractor to, among other things, carry contractor's liability insurance equal to specific prescribed minimum amounts, carry builder's risk insurance and have a blanket bond against employee misappropriation.

COMMERCIAL LENDING

     We originate commercial loans and revolving lines of credit and issue standby letters of credit for our middle market commercial customers. We offer the various credit products on both a secured and unsecured basis with interest rates being either fixed or variable. Our portfolio emphasis is toward secured, floating rate credit facilities. Our commercial banking group directs these activities and focuses on our long-term, relationship-based customers. We also utilize our retail branch network as a source of commercial customers, with the lending to these customers being typically managed by the branch manager. We believe our commercial borrowers are desirable because these borrowers generally have lower cost deposit accounts.

CONSUMER LENDING

     Until its sale in February 2000, we originated fixed rate automobile loans through an indirect lending program of Downey Auto Finance Corp. which used preapproved automobile dealers to finance consumer purchases of new and used automobiles. For additional information regarding Downey Auto Finance Corp., see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Subsequent Event on page 57.

     In addition, the Bank originates direct automobile loans, home equity loans and lines of credit, and other consumer loan products. Before we make a consumer loan, we assess the applicant's ability to repay the loan and, if applicable, the value of the collateral securing the loan. The risk involved with home equity loans and lines of credit is similar to the risk involved with residential real estate loans. We offer customers a credit card through a third party, who extends the credit and services the loans made to our customers.

INVESTMENT ACTIVITIES

     Federal and state regulations require the Bank to maintain a specified minimum amount of liquid assets invested in particular short-term obligations and other securities. For additional information regarding liquidity requirements and the Bank's compliance with the liquidity requirements, see Regulation--Regulation of the Bank--Liquidity Requirements on page 17 and Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Resources and Liquidity on page 55. As a federally chartered savings association, the Bank's ability to make other securities investments is prescribed under the OTS regulations and the Home Owners' Loan Act. The Bank's authorized officers make investment decisions within guidelines established by the Bank's Board of Directors. The Bank manages these investments in an effort to produce the highest yield, while at the same time maintaining safety of principal, minimizing interest rate risk and complying with applicable regulations.

     We carry securities held for investment at cost. We adjust these costs for amortization of premiums and accretion of discounts, which we recognize as interest income using the interest method. We carry securities available for sale at market value. We exclude unrealized holding gains and losses, or valuation allowances established for net unrealized losses, from our earnings and report them as a separate component of our stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations. For further information on the composition of our investment portfolio, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Investment Securities on page 37.

DEPOSIT ACTIVITIES

     We prefer to use deposits as our principal source of funds for supporting our lending activities, because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. We traditionally have obtained our savings deposits primarily from areas surrounding the Bank's Southern and

Northern California branch offices. However, we occasionally raise some retail deposits through Wall Street activities.

     General economic conditions affect deposit flows. Funds may flow from depository institutions such as savings associations into direct vehicles like government and corporate securities or other financial intermediaries. Our ability to attract and retain deposits will continue to be affected by money market conditions and prevailing interest rates. Generally, state or federal regulation does not restrict interest rates we pay on deposits.

     In 1996, we began establishing full-service branch facilities in selected supermarket locations throughout Southern California. Each in-store branch offers a full range of financial services including checking and savings accounts as well as residential and consumer loans.

     When consistent with our maintenance of appropriate capital levels, we may consider opportunities to augment our retail branch system and deposit base through our acquisition of selected branches or deposits.

     For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Deposits on page 40.

BORROWING ACTIVITIES

     Our principal source of funds has been and continues to be deposits we raise through our retail branch system. At various times, however, we have utilized other sources to fund our loan origination and other business activities. We have at times relied upon our borrowings from the FHLB of San Francisco as an additional source of funds. The FHLB of San Francisco makes advances to us through several different credit programs it offers.

     From time to time, we obtain additional sources of funds by selling some of our securities and mortgage loans under agreements to repurchase. These reverse repurchase agreements are generally short-term and are collateralized by our mortgage-backed or investment securities and our mortgage loans. We only deal with investment banking firms that are recognized as primary dealers in U.S. government securities or major commercial banks in connection with these reverse repurchase agreements. In addition, we limit the amounts of our borrowings from any single institution.

     For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Borrowings on page 41.

ASSET/LIABILITY MANAGEMENT

     Savings institutions are affected by interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances, other borrowings and capital securities, mature or reprice more rapidly, or on a different basis, than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net earnings during periods of rising interest rates. One of our principal objectives is to manage the effects of adverse changes in interest rates on our interest income while maintaining our asset quality and an acceptable interest rate spread. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on our assets to increase during periods of rising interest rates, although these loans have contractual limitations on the frequency and extent of interest rate adjustments.

     For further information see Lending Activities on page 2 and Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset/Liability Management and Market Risk on page 42.

EARNINGS SPREAD

     We determine our net interest income by calculating the difference or the interest rate spread, between:

     o the yields we earn on our interest-earning assets like loans, mortgage-backed securities and investment securities; and

     o the interest we pay on our interest-bearing liabilities like deposits and borrowings.

Our net interest income is also determined by the relative dollar amounts of our interest-earning assets and interest-bearing liabilities.

     Our effective interest rate spread, which reflects the relative level of our interest-earning assets to our interest-bearing liabilities, equals:

     o the difference between interest income on our interest-earning assets and interest expense on our interest-bearing liabilities divided by

     o    our average interest-earning assets for the period.

     For information regarding our net income and the components thereof and for management's analysis of our financial condition and results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 24. For returns on our assets and other selected financial data see Selected Financial Data on page 22.

REAL ESTATE INVESTMENT ACTIVITIES

     In addition to our primary business of banking, which has been described above, we are also involved in real estate investment activities, which are conducted primarily through DSL Service Company, a wholly owned subsidiary of the Bank. DSL Service Company is a diversified real estate development company which was established in 1966 as a neighborhood shopping center and residential tract developer, as well as the general contractor for the Bank's branch locations. Today its capabilities include development, construction and property management activities relating to its portfolio of projects primarily within California, but also in Arizona. In addition to DSL Service Company developing its own real estate projects, it associates with other qualified developers to engage in joint ventures. The primary revenue sources of our real estate investment activities include net rental income and gains from the sale of real estate investments. The primary expenses of our real estate investment activities are interest expense and general and administrative expense.

     Before Congress passed the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank conducted real estate development and joint venture operations directly, in addition to operations conducted through DSL Service Company. Since FIRREA, however, the Bank's ability to engage in new real estate development and joint venture activities and to retain its existing real estate investments has been curtailed dramatically. In addition, these activities may be economically unfeasible for the Bank because of the capital requirements FIRREA imposes on these activities. FIRREA requires, with some limited exceptions, a savings institution like the Bank to exclude from the Bank's regulatory capital:

     o the Bank's investments in, and extensions of credit to, real estate subsidiaries like DSL Service Company; and

     o the Bank's direct equity investments in real estate development and joint venture operations.

FIRREA also prohibits the Bank from making new investments in real estate development and joint venture operations.

     Since July 1, 1996, the Bank has been required to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, like DSL Service Company, to the extent of 2% of the association's assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. In addition, "conforming loans" by the Bank to DSL's joint venture partnerships are limited to 50% of the Bank's risk-based capital. "Conforming loans" are those generally limited to 80% of appraised value, bear a market rate of interest and require payments sufficient to amortize the principal balance of the loan. We are in compliance with each of these investment limitations.

     To the extent Downey or a subsidiary of Downey, other than the Bank or its subsidiaries, makes real estate investments, the above-mentioned capital deductions and limitations do not apply as they only pertain to the specific investments by savings associations or their subsidiaries.

     For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Investments in Real Estate and Joint Ventures on page 38.

COMPETITION

     We face competition both in attracting deposits and in making loans. Our most direct competition for deposits has historically come from other savings institutions and from commercial banks located in our principal market areas, including many large financial institutions based in other parts of the country or their subsidiaries. In addition, we face additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. Our ability to attract and retain savings deposits depends, generally, on our ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities and the appropriate level of customer service.

     We experience competition for real estate loans principally from other savings institutions, commercial banks, mortgage banking companies and insurance companies. We compete for loans principally through our interest rates and loan fees we charge and our efficiency and quality of services we provide borrowers and real estate brokers.

EMPLOYEES

     At December 31, 1999, we had approximately 1,357 full-time employees and 461 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

REGULATION

GENERAL

     Federal and state law extensively regulates savings and loan holding companies and savings associations. This regulation is intended primarily for the protection of our depositors and the SAIF and not for the benefit of our stockholders. In the following information, we describe some of the regulations applicable to Downey and the Bank. We do not claim this discussion is complete and qualify our discussion in its entirety by reference to applicable statutory or regulatory provisions.

REGULATION OF DOWNEY

     General. We are a savings and loan holding company. We are subject to regulatory oversight by the OTS. Thus, we are required to register and file reports with the OTS and are regulated and examined by the OTS. In addition, the OTS has enforcement authority over us, which also permits the OTS to restrict or prohibit our activities that it determines to be a serious risk to the Bank.

     Activities Restrictions. As a savings and loan holding company with only one savings and loan association subsidiary, we generally are not limited by OTS activity restrictions, provided the Bank satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association in the Internal Revenue Code. If we acquire control of another savings association as a separate subsidiary of Downey, we would become a multiple savings and loan holding company. As a multiple savings and loan holding company, our activities, other than the activities of the Bank or any other SAIF-insured savings association, would become subject to restrictions applicable to bank holding companies unless these other savings associations were acquired in a supervisory acquisition and each also satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association. For more information, see Regulation of the Bank--Qualified Thrift Lender Test on page 15.

     Restrictions on Acquisitions. We must obtain approval from the OTS before acquiring control of any other SAIF-insured association. The OTS generally prohibits these types of acquisitions if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, the OTS permits interstate acquisitions if the acquisition is authorized by specific state authorization or a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of a federally insured savings association unless the person gives at least 60 days written notice to the OTS. The OTS then has the opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of this type of an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS.

     Recent Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

     o    Section 20, which restricted the affiliation of Federal Reserve member
          banks  with  firms  "engaged   principally"  in  specified  securities
          activities; and

     o Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

     In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to control only one savings institution, excluding supervisory acquisitions, and each controlled institution must meet the qualified thrift lender test. It further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999. We are a grandfathered unitary savings and loan holding company.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act of 1956 ("BHCA") or permitted by regulation.

     We do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies, such as Downey, already possess. Nevertheless, this act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources. In addition, the Financial Services Modernization Act may have an anti-takeover effect because it may tend to limit the range of potential acquirers of Downey to other savings and loan holding companies and Financial Holding Companies.

REGULATION OF THE BANK

     General. The OTS and the FDIC extensively regulate the Bank because the Bank is a federally chartered, SAIF-insured savings association. The Bank must ensure that its lending activities and its other investments comply with various statutory and regulatory requirements. The Bank is also regulated by the Federal Reserve.

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the Bank's Board of Directors to consider with respect to any deficiencies the OTS or the FDIC finds in the Bank's operations. Federal and state laws also regulate the relationship between the Bank and its depositors and borrowers, especially in matters regarding the ownership of savings accounts and the form and content of mortgage documents used by the Bank.

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. In addition, the Bank must obtain regulatory approvals before entering into some transactions like mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the SAIF and our depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, the Bank and our operations.

     Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures the Bank's deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the institution:

     o    has engaged in unsafe or unsound practices;

     o    is in an unsafe or unsound condition to continue operations; or

     o has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1999, SAIF members paid within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment.

     In addition, pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing
Corporation bonds (known as Fico Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. Until December 31, 1999, members of the Bank Insurance Fund (the "BIF") by contrast, paid, in addition to their normal deposit insurance premium, approximately 1.3 basis points.

     Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds became equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations  at that  time.  Although  legislation  to  eliminate  the  savings association charter had been proposed, at January 1, 1999, financial institutions such as the Bank were still chartered as savings associations. Therefore, the two insurance funds have not been merged.

     Regulatory Capital Requirements. The Bank must meet regulatory capital standards to be deemed in compliance with OTS capital requirements. OTS capital regulations require savings associations to meet the following three capital standards:

     o    tangible capital equal to 1.5% of total adjusted assets;

     o leverage capital, or "core capital," equal to 3% of total adjusted assets for institutions such as the Bank; and

     o    risk-based capital equal to 8.0% of total risk-based assets.

     A savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as equal to:

     o the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates, whichever would result in a lower net portfolio value, divided by

     o    the estimated economic value of the savings association's assets.

The interest rate risk component a savings association must deduct from its total capital is equal to:

     o one-half of the difference between an institution's measured exposure and "normal" interest rate risk exposure, which the OTS defines as 2%, multiplied by

     o    the estimated economic value of the institution's assets.

     In August 1995, the OTS indefinitely delayed implementation of its interest rate risk regulation. However, based on the asset/liability structure of the Bank, at December 31, 1999, the Bank would not have been required to deduct an interest rate risk component in calculating its total risk-based capital had OTS's interest rate risk regulation been in effect.

     The OTS views its capital regulation requirements as minimum standards, and it expects most institutions to maintain capital levels well above the minimum. In addition, the OTS regulations provide that the OTS may establish minimum capital levels higher than those provided in the regulations for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others:

     o a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, other risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;

     o a savings association is growing, either internally or through acquisitions, at a rate that presents supervisory issues; and

     o a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons, or savings associations with which it has significant business relationships.

The Bank is not required to meet any individual minimum regulatory capital requirement. At December 31, 1999, the Bank's regulatory capital exceeded all minimum regulatory capital requirements.

     As a result of a number of federally insured financial institutions extending their risk selection standards to attract lower credit quality accounts due to such credits having higher interest rates and fees, in March 1999, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending. Subprime lending involves extending credit to individuals with less than perfect credit histories. The guidelines provide that if the risks associated with subprime lending are not properly controlled, the agencies consider subprime lending a high-risk activity that is unsafe and unsound. The federal banking agencies believe that subprime lending activities can present a greater than normal risk for financial institutions and the deposit insurance funds.

Therefore,  the federal  banking  agencies  believe that the level of regulatory capital an institution needs to support this activity should be commensurate with the additional risks incurred. Although no formal rulemaking has occurred related to increased regulatory capital minimums for institutions engaged in subprime lending, regulatory agencies may impose additional regulatory capital requirements upon an institution as part of their comprehensive regulatory authority. Should a rule be adopted to increase capital or the OTS require Downey to maintain additional regulatory capital as a result of our activities in subprime lending, this could have an adverse affect on our future prospects and operations, and may restrict our ability to grow. If we are unable to comply with any new capital requirements, if adopted or imposed, then we may be subject to the prompt corrective action regulations of the OTS. Although we believe we maintain appropriate controls and regulatory capital for our subprime activities, we cannot determine whether, or in what form, rules may eventually be adopted. In addition, there can be no guaranty that the OTS, upon examination, will not require us to increase capital or cease our activities in subprime lending.

     The Home Owners' Loan Act permits savings associations not in compliance with the OTS capital standards to seek an exemption from penalties or sanctions for noncompliance. The OTS will grant an exemption only if the savings association meets strict requirements. In addition, the OTS must deny the exemption in some circumstances. If the OTS does grant an exemption, the savings association still may be exposed to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Prompt Corrective Action. The OTS's prompt corrective action regulation requires the OTS to take mandatory actions and authorizes the OTS to take discretionary actions against a savings association that falls within undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification:

     o    "well capitalized;"

     o    "adequately capitalized;"

     o    "undercapitalized;"

     o    "significantly undercapitalized;" and

     o    "critically undercapitalized."

The regulation uses an institution's risk-based capital, leverage capital and tangible capital ratios to determine the institution's capital classification. At December 31, 1999, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

     Loans-to-One-Borrower. Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including some related entities of the borrower, at one time may not exceed:

     o    15% of the unimpaired capital and surplus of the institution, plus

     o an additional 10% of unimpaired capital and surplus if the loans are fully secured by readily marketable collateral.

     Savings associations are additionally authorized to make loans to one borrower, for any purpose:

     o    in an amount not to exceed $500,000; or

     o by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided;

          o    the  purchase  price  of  each  single-family   dwelling  in  the
               development does not exceed $500,000;

          o the savings association is in compliance with its capital requirements;

          o    the loans comply with applicable loan-to-value requirements; and

          o the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

     At December 31, 1999, the Bank's loans-to-one-borrower limit was $100 million based upon the 15% of unimpaired capital and surplus measurement.

     Qualified Thrift Lender Test. The OTS requires savings associations to meet a qualified thrift lender test. The qualified thrift lender test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners' Loan Act or by meeting the definition of a "domestic building and loan association." Qualified thrift investments are primarily residential mortgages and related investments, including some mortgage-related securities. The required percentage of investments under the Home Owners' Loan Act is 65% of assets while the Internal Revenue Code requires investments of 60% of assets. An association must be in compliance with the qualified thrift lender test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations failing to meet the qualified thrift lender test are generally allowed only to engage in activities permitted for both national banks and savings associations.

     The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 1999, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, a savings association or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

     o to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate; and

     o to an amount equal to 20% of the association's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

     o    a loan or extension of credit to an affiliate;

     o    a purchase of investment securities issued by an affiliate;

     o    a purchase of assets from an affiliate, with some exceptions;

     o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or

     o the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under the OTS regulations:

     o    a savings association may not make a loan or extension of credit to an
          affiliate   unless  the   affiliate  is  engaged  only  in  activities
          permissible for bank holding companies;

     o a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;

     o a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;

     o covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

     o with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in some circumstances may:

     o be required to file an application and await approval from the OTS before it makes a capital distribution;

     o    be required to file a notice 30 days before the capital  distribution;
          or

     o be permitted to make the capital distribution without notice or application to the OTS.

The OTS regulations require a savings association to file an application if:

     o it is not eligible for expedited treatment of its other applications under OTS regulations;

     o the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

     o it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or

     o the association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

     In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

     o would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;

     o the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

     o the savings association is a subsidiary of a savings and loan holding company.

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.

     Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.

     As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

     o 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year;

     o    0.3% of total assets; or

     o    5% of its FHLB advances or borrowings.

     The Bank's required investment in FHLB stock, based on December 31, 1999 financial data, was $104 million. At December 31, 1999, the Bank had $102 million of FHLB stock. The Bank has subsequently purchased additional stock, thereby increasing the Bank's investment to the required amount.

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets. These liquid assets include cash, some time deposits and savings accounts, bankers' acceptances, some government obligations and other investments. The OTS requires a savings association to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of either:

     o its liquidity base, which consists of some net withdrawable accounts plus short-term borrowings, as of the end of the preceding calendar quarter; or

     o the average daily balance of its liquidity base during the preceding quarter.

     The OTS may change this liquidity requirement from time to time to any amount between 4% and 10%, depending upon factors, including economic conditions and savings flows of all savings associations. The Bank maintains liquid assets in compliance with these regulations. The OTS may impose monetary penalties upon an institution for violations of liquidity requirements.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts and non-personal time deposits. These transaction accounts include checking, NOW and Super NOW checking accounts. The balances a savings association maintains to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these requirements.

REGULATION OF DSL SERVICE COMPANY

     DSL Service Company is licensed as a real estate broker under the California Real Estate Law and as a contractor with the Contractors State License Board. Thus, the real estate investment activities of DSL Service Company, including development, construction and property management activities relating to its portfolio of projects, are governed by a variety of laws and regulations. Changes in the laws and regulations or their interpretation by agencies and the courts occur frequently. DSL Service Company must comply with various federal, state and local laws, ordinances, rules and regulations concerning zoning, building design, construction, hazardous waste and similar matters. Environmental laws and regulations also affect the operations of DSL Service Company, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species, population density and preservation of the natural terrain and coastlines. These and other requirements could become more restrictive in the future, resulting in additional time and expense in connection with DSL Service Company's real estate activities.

     With regard to environmental matters, the construction products industry is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in some states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are:

     o    those who generated the waste;

     o    those who arranged for disposal;

     o those who owned or operated the disposal site or facility at the time of disposal; and

     o    current owners.

     In general, this liability is imposed in a series of governmental proceedings initiated by the government's identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the government's identification of potentially responsible parties who may be liable for cleanup costs. None of the DSL Service Company's project sites are listed as a "Superfund site."

     In addition, California courts have imposed warranty-like responsibility upon developers of new housing for defects in structure and the housing site, including soil conditions. This responsibility is not necessarily dependent upon a finding that the developer was negligent.

     As a licensed entity, DSL Service Company is also examined and supervised by the California Department of Real Estate and the Contractors State License Board.

TAXATION

     Federal. A savings institution generally is taxed in the same manner as other corporations for federal income tax purposes, though savings institutions have historically enjoyed favorable treatment under the Internal Revenue Code in determining their deductions for bad debts. During 1996, however, Congress enacted legislation that repealed the reserve method of determining bad debt deductions for large thrift institutions or thrifts with assets greater than $500 million. As a result, savings associations are required to comply with rules similar to those currently applicable to large commercial banks wherein the Bank's bad debt deductions are determined under the specific charge-off method, which allows the Bank to take a tax deduction for loans determined to be wholly or partially worthless. Congress made the repeal effective for tax years beginning after 1995.

     In addition to the regular corporate income tax, corporations, including qualifying savings institutions, might be required to pay an alternative minimum tax. This 20% tax is computed with respect to the corporation's regular taxable income, with some adjustments, as increased by tax preference items and called "alternative minimum taxable income." This alternative minimum income tax applies to corporations to the extent that the corporation's alternative minimum taxable income exceeds the corporation's regular tax liability. In computing a corporation's alternative minimum taxable income, the corporation's regular taxable income is required to be increased by 75% of:

     o the excess of the corporation's current earnings and profits, as adjusted, over

     o the corporation's alternative minimum taxable income determined before this adjustment and without regard to the alternative tax net operating loss deduction.

     A corporation that incurs alternative minimum tax generally is entitled to take this tax as a credit against its regular tax in later years to the extent that the corporation's regular tax liability in these later years, as reduced by some other tax credits, exceeds the corporation's so-called "tentative minimum tax." This tentative minimum tax is an amount computed by multiplying the corporation's alternative minimum taxable income for the year by the then-applicable rate for the alternative minimum tax.

     State. The Bank uses a formula to compute its applicable California franchise tax. This formula results in a rate higher than the rate applicable to non-financial corporations because the rate reflects an amount "in lieu" of local personal property and business license taxes paid by non-financial corporations, but not generally paid by banks or financial corporations like the Bank. The variable tax rate has been 10.84% in 1999 and 1998. We file a California franchise tax return on a combined reporting basis. State income tax returns are also filed on a separate-entity basis in Arizona, Colorado, Idaho, Oregon and Utah. The Bank anticipates that additional state returns will be required in future years, as its lending business is expanded nationwide.

     The Internal Revenue Service and state taxing authorities have examined our tax returns for all tax years through 1995 and are currently reviewing returns filed for the 1996 tax year. We have protested proposed adjustments for the years examined by the Internal Revenue Service and are currently moving through the appeals process. We believe that substantial legal authority exists for the positions we have taken on the tax returns and we intend to vigorously defend those positions. In addition we have made adequate provisions for what we believe to be the potential exposure. Our tax years subsequent to 1996 remain open to review by federal and state tax authorities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect our financial results and operations and should be considered in evaluating Downey.

     Economic Conditions and Geographic Concentrations. Downey is headquartered in Southern California, and its operations are concentrated in Southern and Northern California. As a result of this geographic concentration, our results depend largely upon economic conditions in these areas. While the California economy has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have a material adverse impact on the quality of our loan and real estate portfolios and the demand for our products and services.

     Interest Rates. We anticipate that interest rate levels may continue to rise in 2000, and if interest rates vary substantially from present levels, our results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits. If interest rates were to increase significantly, the economic feasibility of real estate investment activities also could be adversely affected.

     Government Regulation and Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for Downey, primarily through open market operations in United States government securities, the discount rate for borrowings and reserve requirements, and a material change in these conditions would be likely to have a material impact on our results.

     Competition. The banking and financial services business in our market areas is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Our results may differ if circumstances affecting the nature or level of competition change.

     Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and loan monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results.

ITEM 2. PROPERTIES

BRANCHES

     The executive offices of both Downey and the Bank are located at 3501 Jamboree Road, Newport Beach, California 92660. Part of that facility houses a branch office of the Bank. Certain departments (warehousing, record retention, etc.) are located in other owned and leased facilities in Orange County, California. The majority of our administrative operations, however, are located in the headquarters building.

     At December 31, 1999, we had 104 branches. We owned the building and land occupied by 56 of our branches and we owned one branch building on leased land. We operate branches in 47 locations (including 40 in-store locations) with leases or licenses expiring at various dates through August 2009, with options to extend the term.

     The net book value of our owned branches, including the one on leased land, totaled $88 million at December 31, 1999, and the net book value of our leased branch offices totaled $1 million at December 31, 1999. The net book value of our furniture and fixtures, including electronic data processing equipment, was $23 million at December 31, 1999.

     For additional information regarding our offices and equipment, see Note 1 on page 65 and Note 10 on page 81 of Notes to the Consolidated Financial Statements.

ELECTRONIC DATA PROCESSING

     We utilize a mainframe computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of our electronic data processing equipment, including personal computers and software, was $15 million at December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

     We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") with the trading symbol "DSL." At February 29, 2000, we had approximately 935 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 28,148,409 outstanding shares of common stock. The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

                                  1999                                  1998
                   ------------------------------------------------------------------------
                     4th      3rd      2nd      1st        4th      3rd      2nd      1st
                   Quarter  Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter
-------------------------------------------------------------------------------------------
High ........      $22.94   $24.13   $23.00   $25.75     $26.38   $35.00   $34.50   $30.95
Low .........       19.06    19.81    18.13    18.25      17.75    23.06    30.83    23.58
End of period       20.19    20.13    21.94    18.31      25.44    23.81    32.69    30.83
===========================================================================================

     During 1999, we paid quarterly cash dividends totaling $0.350 per share, aggregating $9.9 million compared to $0.316 per share, aggregating $8.9 million during 1998. On February 25, 2000, we paid a $0.09 per share quarterly cash dividend, aggregating $2.5 million.

     We may pay additional dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors' policy is to consider the declaration of dividends on a quarterly basis.

     The payment of dividends by the Bank to Downey is subject to OTS regulations. For further information regarding these regulations see Business--Regulation--Regulation of the Bank--Capital Distribution Limitations on page 16.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Amounts)                      1999         1998         1997         1996          1995
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Total interest income ..........................................  $  533,751   $  440,404   $  420,418   $  346,360   $   318,828
Total interest expense .........................................     326,273      266,057      266,260      211,765       214,238
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income ........................................     207,478      174,347      154,158      134,595       104,590
Provision for loan losses ......................................      11,270        3,899        8,640        9,137         9,293
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ........     196,208      170,448      145,518      125,458        95,297
----------------------------------------------------------------------------------------------------------------------------------
Other income, net:
    Loan and deposit related fees ..............................      20,097       15,645       10,921        7,435         5,546
    Real estate and joint ventures held for investment, net ....      19,302       22,363       14,222        8,241        11,192
    Net gains (losses) on sales of:
      Loans and mortgage-backed securities .....................      14,806        6,462        2,675        1,543           266
      Investment securities ....................................         288           68         --          4,473           (15)
    Reduction of loss on investment in lease residual ..........        --           --           --           --             207
    Other ......................................................       4,785        2,815        7,370        3,507         3,403
----------------------------------------------------------------------------------------------------------------------------------
      Total other income, net ..................................      59,278       47,353       35,188       25,199        20,599
----------------------------------------------------------------------------------------------------------------------------------
Operating expense:
    General and administrative expense .........................     144,382      115,890       99,556       86,460        74,470
    SAIF special assessment (1) ................................        --           --           --         24,644          --
    Net operation of real estate acquired in settlement of loans          19          260        1,184        2,567         4,206
    Amortization of excess of cost over fair value of net assets
      acquired .................................................         474          510          532          532           530
----------------------------------------------------------------------------------------------------------------------------------
      Total operating expense ..................................     144,875      116,660      101,272      114,203        79,206
----------------------------------------------------------------------------------------------------------------------------------
Net income (1) .................................................  $   63,804   $   57,973   $   45,234   $   20,704   $    21,093

PER SHARE DATA (2):
Earnings per share--Basic (1) ..................................  $     2.27   $     2.06   $     1.61   $     0.74   $      0.75
Earnings per share--Diluted (1) ................................        2.26         2.05         1.61         0.74          0.75
Book value per share at end of period ..........................       18.91        17.08        15.32        13.95         13.68
Stock price at end of period ...................................       20.19        25.44        27.08        17.80         13.16
Cash dividends paid ............................................       0.350        0.316        0.301        0.290         0.276

SELECTED FINANCIAL RATIOS:
Effective interest rate spread .................................        2.88%        3.08%        2.83%        2.96%         2.35%
Return on average assets (1) ...................................        0.85         0.98         0.79         0.43          0.45
Return on average equity (1) ...................................       12.70        12.71        11.07         5.33          5.69
Dividend payout ratio ..........................................       15.44        15.33        18.69        39.35         36.78

LOAN ACTIVITY:
Loans originated ...............................................  $7,132,486   $4,071,262   $2,329,266   $1,583,784   $   637,490

Loans and mortgage-backed securities purchased .................      49,669        7,463       35,828       30,296        44,194
Loans and mortgage-backed securities sold ......................   2,386,958    1,740,416      557,511      166,503       102,097

BALANCE SHEET SUMMARY (END OF PERIOD):
Total assets ...................................................  $9,407,540   $6,270,419   $5,835,825   $5,198,157   $ 4,656,267
Loans and mortgage-backed securities ...........................   8,746,063    5,788,365    5,366,396    4,729,846     4,169,474
Investments and cash equivalents ...............................     299,698      215,086      221,201      222,255       237,904
Deposits .......................................................   6,562,761    5,039,733    4,869,978    4,173,102     3,790,221
Borrowings .....................................................   2,122,870      703,720      483,735      595,345       436,218
Capital securities .............................................     120,000         --           --           --            --
Stockholders' equity ...........................................     532,418      480,566      430,346      391,571       384,072
Loans serviced for others ......................................   2,923,778    1,040,264      612,529      576,044       527,234

AVERAGE BALANCE SHEET DATA:
Assets .........................................................  $7,501,228   $5,918,507   $5,693,869   $4,789,648   $ 4,717,959
Loans ..........................................................   6,937,342    5,345,380    5,174,767    4,269,136     4,175,085
Deposits .......................................................   5,697,292    5,102,045    4,588,320    3,892,981     3,758,948
Stockholders' equity ...........................................     502,412      456,237      408,473      388,187       370,714


(Dollars in Thousands, Except Per Share Amounts)                      1999         1998         1997         1996          1995
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS:
Average stockholders' equity to average assets .................        6.70%        7.71%        7.17%        8.10%       7.86%
Bank only--end of period (3):
    Core and tangible capital ..................................        6.27         6.83         6.61         6.56        7.28
    Risk-based capital .........................................       12.14        12.88        12.64        12.66       14.25

SELECTED ASSET QUALITY DATA (END OF PERIOD):
Total non-performing assets ....................................  $   39,194   $   27,419   $   52,120   $   62,027   $  97,195
Non-performing assets as a percentage of total assets                   0.42%        0.44%        0.89%        1.19%       2.09%
Allowance for loan losses:
    Amount .....................................................  $   38,342   $   31,517   $   32,092   $   30,094   $  27,943
    As a percentage of non-performing loans ....................      116.25%      140.86%       76.96%       66.84%      35.67%
==================================================================================================================================

(1) In 1996, savings associations such as the Bank were assessed a one-time charge for purposes of recapitalizing the SAIF. Excluding the SAIF special assessment, 1996 net income would have been $34.7 million or $1.23 per share on both a basic and diluted basis, the return on average assets would have been 0.73% and the return on average equity would have been 8.95%.
(2)  Adjusted for a 5% stock dividend paid in May 1998.
(3) For more information regarding these ratios, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Regulatory Capital Compliance on page 56.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see Business--Factors that May Affect Future Results on page 19.

OVERVIEW

     Our net income for 1999 totaled a record $63.8 million or $2.26 per share on a diluted basis, up 10.1% from last year's record of $58.0 million or $2.05 per share. Our year-ago net income benefited from the settlement of a number of loan and real estate investment obligations of a former joint venture partner. That settlement added $4.8 million to our 1998 net income. The pre-tax amount of the settlement was $8.4 million of which:

     o $1.4 million represented the recovery of a prior loan charge-off thereby reducing provision for loan losses;

     o $4.4 million was recorded in income from real estate and joint venture operations of which $4.3 million was a reduction of loss;

     o    $1.0 million was recorded in miscellaneous other income; and

     o $1.6 million was recorded as a reduction to professional fees within general and administrative expense.

Excluding the benefit of the settlement, our net income in 1999 would have increased over a year ago by $10.6 million or 20.0%. This adjusted increase was generated in both of our business segments as follows:

     o Banking activities contributed $9.0 million to the increase reflecting the following:

          o net interest income increased $32.8 million or 18.8% due to an increase in average interest-earning assets as the effective interest rate spread declined;

          o all categories of other income improved with a combined adjusted increase of $16.1 million, primarily in net gains on sales of loans and mortgage-backed securities of $8.3 million, loan and deposit related fees of $4.5 million and loan servicing fees of $1.4 million; and

          o adjusted increases of $28.1 million in operating expense and $6.0 million in provision for loan losses partially offset those favorable factors. The increase in operating expense reflected higher general and administrative expense due to significantly higher lending volumes and branch expansion.

     o Real estate investment activities contributed $1.6 million to the increase primarily from a higher level of gains from sales of real estate investments.

     Our assets increased a record $3.1 billion or 50.0% during 1999 to $9.4 billion at year-end, following a 7.4% increase during 1998. Assets expanded in 1999 primarily from loan growth. Our single family loan originations increased from $3.7 billion in 1998 to a record $6.7 billion in 1999, of which $2.0 billion were originated for sale in the secondary market. Of the current year's total, $1.2 billion represented originations for portfolio of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. In addition to single family loans, we originated $530 million of other loans during the year, including $234 million of automobile loans and $206 million of construction and land loans.

     We funded our asset growth with increases of $1.5 billion or 30.2% in deposits, a record, and $1.4 billion in borrowings. In addition, we issued during the year $120 million of 10.00% capital securities, of which $108 million was invested as additional common stock in the Bank.

     Non-performing assets totaled $39 million at December 31, 1999, up from $27 million a year ago. This increase was primarily in the subprime residential category. When measured as a percentage of total assets, our non-performing assets fell from 0.44% at year-end 1998 to 0.42% at year-end 1999.

     At December 31, 1999, the Bank exceeded all three regulatory capital tests, with capital-to-asset ratios of 6.27% in tangible and core capital and 12.14% in risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Business--Regulation--Regulation of the Bank--Insurance of Deposit Accounts on page 12, Financial Condition--Investments in Real Estate and Joint Ventures on page 38 and Financial Condition--Regulatory Capital Compliance on page 56.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is the difference between the interest and dividends earned on loans, mortgage-backed securities and investment securities ("interest-earning assets") and the interest paid on deposits, borrowings and capital securities ("interest-bearing liabilities"). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities principally affects interest income.

     Our net interest income was $207.5 million in 1999, up $33.1 million or 19.0% from 1998 and $53.3 million or 34.6% greater than 1997. The 1999 improvement over 1998 primarily reflected an increase in average earning assets as the effective interest rate spread declined. Average earning assets increased by $1.5 billion or 27.1% to $7.2 billion. The effective interest rate spread averaged 2.88% in 1999, down from 3.08% in 1998, but up from 2.83% in 1997. The decline in our 1999 effective interest rate spread was due primarily to two factors. First, the significant growth in single family adjustable rate loans during 1999 resulted in a higher proportion of our portfolio being at low, introductory incentive rates thereby contributing to a decline in the yield on average earning assets between years. As these new loans reprice to fully-indexed rates in future periods and loans with incentive rates become a lower proportion of earning assets, this downward pressure on our earning asset yield should lessen. Second, a higher proportion of earning assets was funded with higher cost certificates of deposit and borrowings thereby resulting in an increase in our cost of funds.

     The following table presents for the periods indicated the total dollar amount of:

     o interest income from average interest-earning assets and the resultant yields; and

     o  interest  expense  on  average  interest-bearing   liabilities  and  the
     resultant costs, expressed as rates.

     The table also sets forth our net interest income, interest rate spread and effective interest rate spread. The effective interest rate spread reflects the relative level of interest-earning assets to interest-bearing liabilities and equals:

     o the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by

     o    average interest-earning assets for the period.

     The table also sets forth our net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities--for the periods indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent that we received payments and to the extent that we believe we will recover the remaining principal balance of the loan. We computed average balances for the year using the average of each month's daily average balance during the period indicated.

                                                      1999                         1998                           1997
                                         ----------------------------------------------------------------------------------------
                                                               Average                      Average                       Average
                                           Average              Yield/   Average             Yield/   Average              Yield/
(Dollars in Thousands)                     Balance   Interest    Rate    Balance  Interest    Rate    Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ..............................  $6,937,342  $519,006   7.48%  $5,345,380 $421,942   7.89%  $5,174,767  $404,081   7.81%
   Mortgage-backed securities .........      26,361     1,638   6.21       42,075    2,780   6.61       55,045     3,633   6.60
   Investment securities ..............     232,746    13,107   5.63      276,139   15,682   5.68      217,272    12,704   5.85
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ....   7,196,449   533,751   7.42    5,663,594  440,404   7.78    5,447,084   420,418   7.72
Non-interest-earning assets ...........     304,779                       254,913                      246,785
---------------------------------------------------------------------------------------------------------------------------------
   Total assets .......................  $7,501,228                    $5,918,507                   $5,693,869
=================================================================================================================================
Interest-bearing liabilities:
   Deposits ...........................  $5,697,292  $256,764   4.51%  $5,102,045 $248,337   4.87%  $4,588,320  $227,521   4.96%
   Borrowings .........................   1,175,704    64,161   5.46      292,044   17,720   6.07      638,661    38,739   6.07
   Capital securities .................      52,903     5,348  10.14         --       --        -         --        --        -
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities   6,925,899   326,273   4.71    5,394,089  266,057   4.93    5,226,981   266,260   5.09
Non-interest-bearing liabilities ......      72,917                        68,181                       58,415
Stockholders' equity ..................     502,412                       456,237                      408,473
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders'
     equity ...........................  $7,501,228                    $5,918,507                   $5,693,869
=================================================================================================================================
Net interest income/interest rate
   spread .............................              $207,478   2.71%             $174,347   2.85%              $154,158   2.63%
Excess of interest-earning assets over
   interest-bearing liabilities .......  $  270,550                    $  269,505                   $  220,103
Effective interest rate spread ........                         2.88                         3.08                          2.83
=================================================================================================================================

     Changes in our net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

     o    changes in volume - changes in volume multiplied by prior period rate;

     o    changes in rate - changes in rate  multiplied by prior period  volume;
          and

     o changes in rate/volume - changes in rate multiplied by changes in volume.

     Interest-earning asset and interest-bearing liability balances used in the calculations represent average balances computed using the average of each month's daily average balance during the period indicated.

                                                1999 versus 1998                              1998 versus 1997
                                                 Changes Due To                                Changes Due To
                                   ----------------------------------------------------------------------------------
                                                          Rate/                                      Rate/
(In Thousands)                     Volume       Rate     Volume      Net        Volume      Rate    Volume     Net
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans ......................   $125,663   $(22,036)  $(6,563)   $97,064     $ 13,322   $ 4,394   $ 145   $ 17,861
   Mortgage-backed securities .     (1,038)      (166)       62     (1,142)        (856)        4      (1)      (853)
   Investment securities ......     (2,465)      (131)       21     (2,575)       3,442      (365)    (99)     2,978
---------------------------------------------------------------------------------------------------------------------
     Change in interest income     122,160    (22,333)   (6,480)    93,347       15,908     4,033      45     19,986
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits ...................     28,973    (18,399)   (2,147)     8,427       25,474    (4,189)   (469)    20,816
   Borrowings .................     53,612     (1,781)   (5,390)    46,441      (21,019)     --      --      (21,019)
   Capital securities .........       --         --       5,348      5,348         --        --      --         --
---------------------------------------------------------------------------------------------------------------------
     Change in interest expense     82,585    (20,180)   (2,189)    60,216        4,455    (4,189)   (469)      (203)
---------------------------------------------------------------------------------------------------------------------
Change in net interest income .   $ 39,575   $ (2,153)  $(4,291)   $33,131     $ 11,453   $ 8,222   $ 514   $ 20,189
=====================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $11.3 million in 1999, up from $3.9 million in 1998 and $8.6 million in 1997. The increase in our provision for loan losses in 1999 is primarily due to the significant increase during the year in our single family residential loan portfolio. Also, 1998 benefited from a $1.4 million recovery of a prior loan charge-off as a result of the previously mentioned settlement.

     For further information, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 51.

OTHER INCOME

     Our total other income was $59.3 million in 1999, up from $47.4 million in 1998 and $35.2 million in 1997. All categories of other income were above year ago levels except for our income from real estate held for investment. Income from real estate held for investment declined by $3.1 million, as the year-ago amount included $4.4 million from the previously mentioned settlement. That decline was more than offset by increases in the other categories, the more significant of which were $8.3 million in net gains on sales of loans and mortgage backed securities, $4.5 million in loan and deposit related fees and $1.4 million in loan servicing fees. Below is a further discussion of the major other income categories.

LOAN AND DEPOSIT RELATED FEES

     Loan and deposit related fees totaled $20.1 million in 1999, up from $15.6 million in 1998 and $10.9 million in 1997. As depicted in the following table, our loan related fees increased by $3.4 million or 46.6% in 1999 due primarily to higher prepayment and wire transfer fees from funding a higher volume of loans, while our deposit related fees increased by $1.1 million or 12.9%.

 (In Thousands)                                    1999        1998        1997
--------------------------------------------------------------------------------
Loan related fees .............................  $10,589     $ 7,225     $ 3,837
Deposit related fees ..........................    9,508       8,420       7,084
--------------------------------------------------------------------------------
    Total loan and deposit related fees .......  $20,097     $15,645     $10,921
================================================================================

REAL ESTATE AND JOINT VENTURE OPERATIONS HELD FOR INVESTMENT

     Income from our real estate and joint ventures held for investment totaled $19.3 million in 1999, down from $22.4 million in 1998, but up from $14.2 million in 1997. The table below sets forth the key components comprising our income from real estate and joint venture operations.

(In Thousands)                                                        1999     1998     1997
---------------------------------------------------------------------------------------------
Operations, net:
    Rental operations, net of expenses ...........................  $ 3,822  $ 3,723  $ 2,317
    Equity in net income from joint ventures .....................    5,352    9,203    3,931
    Interest from joint venture advances .........................    1,256    1,584    1,880
---------------------------------------------------------------------------------------------
      Total operations, net ......................................   10,430   14,510    8,128
Net gains on sales of wholly owned real estate ...................    5,206    2,557    2,904
Reduction of losses on real estate and joint ventures ............    3,666    5,296    3,190
---------------------------------------------------------------------------------------------
    Income from real estate and joint ventures held for investment  $19,302  $22,363  $14,222
=============================================================================================

     Our income from real estate and joint ventures would have increased by $1.3 million if our 1998 results had not included $4.4 million from the previously mentioned settlement. That adjusted increase primarily reflected an increase in net gains from sales and declines in valuation losses.

     For additional information, see Financial Condition--Investments in Real Estate and Joint Ventures on page 38, Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 51 and Note 8 of Notes to the Consolidated Financial Statements on page 77.

SECONDARY MARKETING ACTIVITIES

     Sales of loans and mortgage-backed securities we originated increased in 1999 to $2.4 billion from $1.7 billion in 1998 and $558 million in 1997. Net gains associated with these sales totaled $14.8 million in 1999, up from $6.5 million in 1998 and $2.7 million in 1997. The net gains include $29.3 million in 1999, $7.3 million in 1998 and $1.2 million in 1997 related to the capitalization of mortgage servicing rights.

     Loan servicing fees from our portfolio of loans serviced for others totaled $1.7 million for 1999, up from $0.3 million in 1998 and $1.3 million in 1997. The increase in 1999 reflects both an increase in our servicing portfolio and a decrease in the valuation allowance for mortgage servicing rights. The valuation allowance was established during 1998 due to higher than expected prepayments from the low interest rate environment that existed at that time. As rates began to increase during 1999, expected prepayment rates declined permitting us to reverse during 1999 most of the allowance established in 1998. At December 31, 1999, we serviced $2.9 billion of loans for others, compared to $1.0 billion at December 31, 1998, and $613 million at December 31, 1997.

OTHER CATEGORY

     The all other category of other income totaled $3.1 million in 1999, up from $2.6 million in 1998, but down from $6.1 million in 1997. We included $1.0 million of proceeds from the previously mentioned settlement in the 1998 total. Excluding that amount, the adjusted increase from 1998 would have been $1.5 million.

OPERATING EXPENSES

     Our operating expenses totaled $144.9 million in 1999, up from $116.7 million in 1998 and $101.3 million in 1997. The current year increase was due to higher general and administrative expense, as the net operation of real estate acquired in settlement of loans declined by $0.2 million. General and administrative expense increased $28.5 million or 24.6% in 1999 due to significantly higher lending volumes, branch expansion and 1998 included a $1.6 million reduction to professional fees due to the previously mentioned settlement. In addition, our year 2000 computer compliance related costs totaled $2.7 million for 1999, up from $1.8 million in 1998 and $0.1 million in 1997.

(In Thousands)                                                           1999      1998      1997
---------------------------------------------------------------------------------------------------
Salaries and related costs ..........................................  $ 86,163  $ 66,152  $ 54,366
Premises and equipment costs ........................................    20,617    16,834    15,272
Advertising expense .................................................     8,595     5,954     6,847
Professional fees ...................................................     2,502     2,867     5,113
SAIF insurance premiums and regulatory assessments ..................     3,937     3,832     3,439
Other general and administrative expense ............................    22,568    20,251    14,519
---------------------------------------------------------------------------------------------------
    Total general and administrative expense ........................   144,382   115,890    99,556
Net operation of real estate acquired in settlement of loans ........        19       260     1,184
Amortization of excess of cost over fair value of net assets acquired       474       510       532
---------------------------------------------------------------------------------------------------
    Total operating expense .........................................  $144,875  $116,660  $101,272
===================================================================================================

PROVISION FOR INCOME TAXES

     Our effective tax rate for 1999 was 42.3%, compared to 42.7% in 1998 and 43.1% in 1997. See Note 1 on page 65 and Note 18 on page 85 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact Downey's effective tax rate.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed our consolidated results. The purpose of this section is to present data on the results of operations of our two business segments--banking and real estate investment. For a description of these business segments and the accounting policies used, see Business on page 1 and Note 1 on page 65 and Note 26 on page 95 of Notes to the Consolidated Financial Statements.

     The following table presents by business segment our net income for 1999, 1998 and 1997, followed by a discussion of the results of operations of each segment.

(In Thousands)                                           1999   1998 (1)   1997
--------------------------------------------------------------------------------
Banking net income ..................................  $53,796  $46,736  $38,662
Real estate investment net income ...................   10,008   11,237    6,572
--------------------------------------------------------------------------------
   Total net income .................................  $63,804  $57,973  $45,234
================================================================================

(1) The net income impact of a settlement with a former joint venture partner totaled $4.8 million, of which $1.9 million was in banking and $2.9 million was in real estate investment.

BANKING

     Net income from our banking operations totaled $53.8 million in 1999, up from $46.7 million in 1998 and $38.7 million in 1997. The previously mentioned settlement benefited our year-ago net income by $1.9 million. The pre-tax amount of the settlement was $3.4 million of which:

     o $1.4 million was recorded as a reduction to the provision for loan losses;

     o    $1.0 million was recorded in miscellaneous other income; and

     o $1.0 million was recorded as a reduction to professional fees within operating expense.

Excluding the settlement from year-ago results, our 1999 net income from banking operations would have increased $9.0 million or 20.0%.

     The increase in our adjusted 1999 net income reflected several factors. Net interest income increased $32.8 million or 18.8% due to an increase in average earning assets as the effective interest rate spread declined. Also contributing to the increase between years was an adjusted $16.1 million increase in other income. The increase in adjusted other income reflected increases in all categories, the largest being $8.3 million in net gains on sales of loans and mortgage-backed securities, followed by $4.5 million in loan and deposit related fees and $1.4 million in loan servicing fees. Adjusted increases of $28.1 million in operating expense and $6.0 million in provision for loan losses partially offset the favorable impact of those items. The increase in operating expense primarily reflected significantly higher lending volumes and branch expansion.

     The table below sets forth banking operational results and selected financial data for the periods indicated.

(In Thousands)                                1999         1998          1997
--------------------------------------------------------------------------------
Net interest income ....................  $  207,784   $  174,967    $  154,799
Provision for loan losses ..............      11,270        3,918         8,522
Other income ...........................      39,755       24,617        20,783
Operating expense ......................     143,081      113,954        98,803
Net intercompany income (expense) ......         393         (107)         (357)
--------------------------------------------------------------------------------
Income before income taxes .............      93,581       81,605        67,900
Income taxes ...........................      39,785       34,869        29,238
--------------------------------------------------------------------------------
   Net income ..........................  $   53,796   $   46,736    $   38,662
================================================================================
AT DECEMBER 31:
Assets:
   Loans and mortgage-backed securities   $8,746,063   $5,788,365    $5,366,396
   Other ...............................     654,745      464,097       449,318
--------------------------------------------------------------------------------
     Total assets ......................   9,400,808    6,252,462     5,815,714
--------------------------------------------------------------------------------
Equity .................................  $  532,418   $  480,566    $  430,346
================================================================================

REAL ESTATE INVESTMENT

     Net income from our real estate investment operations totaled $10.0 million in 1999, down from $11.2 million in 1998, but up from $6.6 million in 1997. The previously mentioned settlement benefited our year-ago net income by $2.9 million. The pre-tax amount of the settlement was $5.0 million of which:

     o $4.4 million was recorded in other income of which $4.3 million reflected a reduction of loss on real estate and joint ventures; and

     o $0.6 million was recorded as a reduction to professional fees in other expense.

Excluding the settlement from year-ago results, our 1999 net income from real estate investment would have increased $1.6 million or 19.7% due to a higher level of net gains from sales and declines in valuation losses.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

(In Thousands)                                      1999       1998       1997
--------------------------------------------------------------------------------
Net interest expense ...........................  $  (306)   $  (620)   $  (641)
Provision for (reduction of) loan losses .......     --          (19)       118
Other income ...................................   19,523     22,736     14,405
Operating expense ..............................    1,794      2,706      2,469
Net intercompany income (expense) ..............     (393)       107        357
--------------------------------------------------------------------------------
Income before income taxes .....................   17,030     19,536     11,534
Income taxes ...................................    7,022      8,299      4,962
--------------------------------------------------------------------------------
   Net income ..................................  $10,008    $11,237    $ 6,572
================================================================================
AT DECEMBER 31:
Assets:
   Investments in real estate and joint ventures  $42,172    $49,447    $41,356
   Other .......................................    7,399      9,841     12,849
--------------------------------------------------------------------------------
     Total assets ..............................   49,571     59,288     54,205
--------------------------------------------------------------------------------
Equity .........................................  $42,839    $41,331    $34,094
================================================================================

     For a further discussion regarding income from real estate investment, see Other Income--Real Estate and Joint Venture Operations Held For Investment on
page 28, and for information regarding related assets, see Financial Condition--Investments in Real Estate and Joint Ventures on page 38.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Loans and mortgage-backed securities, including those we hold for sale, totaled $8.7 billion or 93.0% of assets at December 31, 1999. This represents an increase of $3.0 billion or 51.1% from year-end 1998. The increase represents a higher level of loans held for investment, primarily one-to-four unit residential loans.

     Our loan originations, including loans purchased, totaled a record $7.2 billion in 1999, up from $4.1 billion in 1998 and $2.4 billion in 1997. This increase primarily reflected an increase in originations of one-to-four unit residential loans. Of the $6.7 billion of one-to-four unit residential loans we originated, approximately 70% or $4.6 billion were for portfolio, while the balance was originated for sale in the secondary market. Our origination of subprime loans totaled $1.2 billion in 1999, up from $380 million in 1998.

     The table below presents information regarding interest rates and fees collected on loans originated during the periods indicated.

(Dollars in Thousands)                                   1999        1998        1997       1996      1995
----------------------------------------------------------------------------------------------------------
Average interest rate on new loans .................      5.92%       6.45%       6.04%      6.06%   6.99%
Total loan fees (net of costs) and discounts (net of
    premiums) deferred during the year .............  $(53,181)   $(30,621)   $(11,505)   $(4,525)   $880
==========================================================================================================

     We originate one-to-four unit residential adjustable rate mortgages both with and without loan origination fees. In adjustable rate mortgage transactions for which we charge no origination fees, we receive a larger margin over the index to which the loan pricing is tied than in those in which we charge fees. In addition, a prepayment fee on these loans is generally required if prepaid within the first three years. This trend towards loans with no origination fees has generally resulted in deferrable loan origination costs exceeding loan origination fees except in 1995, which included increases in interest buydowns, or discounts, on new real estate loans.

     Residential one-to-four unit adjustable rate mortgage originations, including loans purchased, were $4.4 billion during 1999, up significantly from $1.4 billion in 1998 and $1.7 billion in 1997. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance loans which we and other lenders originated, constituted 63% of originations during the year compared to 71% during 1998 and 45% during 1997. Although residential one-to-four unit refinancing activities fell in 1999 as a percentage of originations, in dollar terms refinancing activities increased from $2.6 billion in 1998 to $4.2 billion in 1999 as borrowers took advantage of the lower interest rate environment that existed, particularly in the earlier part of the year. In addition, the majority of residential originations were adjustable rate mortgages tied to the FHLB Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. For the year, 68% of one-to-four unit originations for investment represented monthly adjusting COFI adjustable rate mortgages which provide for negative amortization, 14% represented COFI adjustable rate mortgages which reprice every six months but do not provide for negative amortization, with the balance represented by a variety of other pricing terms. At December 31, 1999, $5.2 billion of our one-to-four unit adjustable rate mortgages were subject to negative amortization of which $75 million represented the amount of negative amortization added to the unpaid loan balance. For further information, see Business--Banking Activities--Lending Activities--Residential Real Estate Lending on page 3.

     Our origination of commercial real estate loans, including loans purchased, totaled $10 million in 1999, compared to $11 million in 1998 and $8 million in 1997. Originations of loans secured by multi-family properties, including loans purchased, totaled $1 million in 1999, compared to $15 million in 1998 and $6 million in 1997.

     During 1999, we originated $149 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $112 million in 1998 and $80 million in 1997. Our origination of land development loans totaled $57 million in 1999, compared to $48 million in 1998 and $20 million in 1997.

     Origination of non-mortgage commercial loans increased to $25 million in 1999 from $6 million in 1998 and $14 million in 1997. The vast majority of these originations represented secured loans.

     Origination of automobile loans totaled $234 million in 1999, compared to $175 million in 1998 and $259 million in 1997. The majority of these originations represent our indirect lending program that was conducted by Downey Auto Finance Corp. whereby loans to finance the purchase of new or used automobiles were obtained through preapproved automobile dealers. For further information regarding Downey Auto Finance Corp., see Subsequent Event on page 57.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

(In Thousands)                                                       1999          1998          1997          1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ..............................................  $ 3,102,810   $   943,736   $ 1,384,442   $ 1,026,812   $ 396,111
      Adjustable - subprime ...................................    1,182,552       372,286       218,399        33,030        --
-----------------------------------------------------------------------------------------------------------------------------------
        Total adjustable ......................................    4,285,362     1,316,022     1,602,841     1,059,842     396,111
      Fixed ...................................................      262,923       192,436        22,265        33,073      13,888
      Fixed - subprime ........................................       12,238         6,020         2,786           545        --
     Residential five or more units:
      Adjustable ..............................................          247           875         4,600        17,409         128
      Fixed ...................................................         --          13,229          --           2,253         419
-----------------------------------------------------------------------------------------------------------------------------------
        Total residential .....................................    4,560,770     1,528,582     1,632,492     1,113,122     410,546
     Commercial real estate ...................................       10,063        10,363         7,830         1,548      10,629
     Construction .............................................      149,143       111,534        80,014        71,678      28,931
     Land .....................................................       56,851        48,357        20,295        10,468      12,906
   Non-mortgage:
     Commercial ...............................................       24,948         6,376        14,336        11,835       1,115
     Automobile ...............................................      233,948       175,193       259,040       200,966      62,234
     Other consumer ...........................................       54,489        28,274        25,988        14,226      17,633
-----------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..................................    5,090,212     1,908,679     2,039,995     1,423,843     543,994
Real estate loans purchased:
   One-to-four units ..........................................       36,317         4,343        32,241           223      44,194
   One-to-four units - subprime ...............................       12,912         1,833         2,243          --          --
   Other (1) ..................................................          440         1,287         1,344          --          --
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .......................    5,139,881     1,916,142     2,075,823     1,424,066     588,188
Loan repayments ...............................................   (1,823,585)   (1,855,157)   (1,130,357)     (832,713)   (538,217)
Other net changes (2), (3) ....................................      (36,794)      (34,145)     (319,183)      (39,978)    (50,544)
-----------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .......    3,279,502        26,840       626,283       551,375        (573)
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities held to maturity, net:
   Repayments .................................................         --            --            --            --        (5,588)
   Transferred to mortgage-backed securities available for sale         --            --            --            --       (33,555)
-----------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities, net ..........         --            --            --            --       (39,143)
-----------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
         securities  held for investment ......................    3,279,502        26,840       626,283       551,375     (39,716)
-----------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans .....................................    2,028,402     2,162,583       289,271       159,941      93,496
   Originated whole loans - subprime ..........................       13,872          --            --            --          --
   Loans transferred from (to) the investment portfolio (3) ...       42,570        (3,056)      290,558         1,791        (100)
   Originated whole loans sold (3) ............................     (999,594)   (1,130,303)     (467,989)     (135,426)    (80,725)
   Loans exchanged for mortgage-backed securities .............   (1,387,364)     (608,831)      (89,522)      (26,452)       --
   Other net changes ..........................................       (9,263)       (8,111)          (83)          (48)        (10)
-----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...........     (311,377)      412,282        22,235          (194)     12,661
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .............................    1,387,364       608,831        89,522        26,452        --
   Purchased ..................................................         --            --            --          30,073        --
   Transferred from mortgage-backed securities held to maturity         --            --            --            --        33,555
   Sold .......................................................   (1,387,364)     (610,113)      (89,522)      (31,077)    (21,372)
   Repayments .................................................       (9,936)      (15,129)      (12,560)      (15,661)     (6,862)
   Other net changes ..........................................         (491)         (742)          592          (596)      2,669
-----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
        available for sale ....................................      (10,427)      (17,153)      (11,968)        9,191       7,990
-----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale .......     (321,804)      395,129        10,267         8,997      20,651
-----------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
        mortgage-backed securities ............................  $ 2,957,698   $   421,969   $   636,550   $   560,372   $ (19,065)
===================================================================================================================================

(1) Primarily five or more unit residential loans except for $0.6 million of commercial real estate loans in 1998.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to or from real estate acquired in settlement of loans or to the held for sale portfolio, and interest capitalized on loans (negative amortization).
(3) Included in 1999 are $49.2 million of one-to-four unit residential adjustable rate mortgages transferred from the held for investment portfolio and sold serving retained, and in 1997 are $290.5 million sold servicing released.

     The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated. At December 31, 1999, approximately 93% of our real estate loans were secured by real estate located in California, principally in Los Angeles, Orange, Santa Clara, San Diego and San Mateo counties.

                                                                                  December 31,
                                                      -------------------------------------------------------------------
(In Thousands)                                            1999          1998          1997          1996          1995
-------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
       Residential:
       Residential one-to-four units:
         Adjustable ...............................   $5,644,883    $3,721,728    $4,190,160    $3,840,862    $3,486,774
         Adjustable - subprime ....................    1,620,624       580,232       245,749        32,715          --
         Fixed ....................................      510,516       325,454       168,315       172,328       169,738
         Fixed - subprime .........................       18,777         8,719         3,321           543          --
-------------------------------------------------------------------------------------------------------------------------
            Total one-to-four units ...............    7,794,800     4,636,133     4,607,545     4,046,448     3,656,512
       Residential five or more units:
         Adjustable ...............................       15,889        18,617        29,246        43,050        44,438
         Fixed ....................................        5,166        21,412         9,032        13,857        12,883
       Commercial real estate:
         Adjustable ...............................       37,419        39,360        87,604       158,656       170,498
         Fixed ....................................      110,908       101,430       114,821       101,953       100,085
       Construction ...............................      176,487       127,761        70,865        66,651        28,593
       Land .......................................       67,631        44,859        25,687        21,177        21,867
    Non-mortgage:
       Commercial .................................       26,667        28,293        26,024        22,136        12,864
       Automobile .................................      399,789       357,988       342,326       202,186        56,127
       Other consumer .............................       49,344        41,894        47,735        47,281        50,945
-------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment ..........    8,684,100     5,417,747     5,360,885     4,723,395     4,154,812
    Increase (decrease) for:
       Undisbursed loan funds .....................     (125,159)     (108,414)      (64,884)      (49,250)      (29,942)
       Net deferred costs and premiums ............       67,740        31,021        18,088        11,663         7,412
       Allowance for estimated loss ...............      (38,342)      (31,517)      (32,092)      (30,094)      (27,943)
-------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net .....    8,588,339     5,308,837     5,281,997     4,655,714     4,104,339
-------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale:
       One-to-four units ..........................      122,133       447,382        35,100        12,865        13,059
       One-to-four units - subprime ...............       13,872          --            --            --            --
-------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ................      136,005       447,382        35,100        12,865        13,059
    Mortgage-backed securities available for sale:
       Adjustable .................................        7,700        10,996        17,751        23,620        34,355
       Fixed ......................................       14,019        21,150        31,548        37,647        17,721
-------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
            for sale ..............................       21,719        32,146        49,299        61,267        52,076
-------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
            held for sale and available for sale ..      157,724       479,528        84,399        74,132        65,135
-------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities   $8,746,063    $5,788,365    $5,366,396    $4,729,846    $4,169,474
=========================================================================================================================

     The table below sets forth the scheduled contractual maturities of our total loan and mortgage-backed securities portfolio as of December 31, 1999.

                                  Within      1-2       2-3       3-5       5-10     10-15     Beyond
(In Thousands)                    1 Year     Years     Years     Years     Years     Years    15 Years      Total
-------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable (1) ........  $ 58,655  $ 63,221  $ 68,143  $152,612  $498,440  $725,099  $5,721,628  $7,287,798
        Fixed (1) .............     7,058     7,639     8,270    18,645    61,890    92,051     447,454     643,007
      Five or more units:
        Adjustable ............       330       356       383       856     2,785     4,029       7,150      15,889
        Fixed .................       186       201       218       493     1,648     2,420        --         5,166
      Commercial real estate:
        Adjustable ............     1,963     2,125     2,300     5,187    17,211     8,633        --        37,419
        Fixed .................     7,898     8,604     9,373    21,332    63,701      --          --       110,908
      Construction - adjustable   176,487      --        --        --        --        --          --       176,487
      Land:
        Adjustable ............    66,726      --        --        --        --        --          --        66,726
        Fixed .................        10        11        12        27        94       149         602         905
Non-mortgage:
    Commercial ................    23,001     1,572     1,538       556      --        --          --        26,667
    Automobile ................    93,642   102,568   112,346    91,233      --        --          --       399,789
    Other consumer (2) ........     2,830     3,110     3,418     2,784    37,202      --          --        49,344
-------------------------------------------------------------------------------------------------------------------
      Total loans .............   438,786   189,407   206,001   293,725   682,971   832,381   6,176,834   8,820,105
Mortgage-backed securities, net       534     9,158       478     1,075     3,529     2,827       4,118      21,719
-------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-
      backed securities .......  $439,320  $198,565  $206,479  $294,800  $686,500  $835,208  $6,180,952  $8,841,824
===================================================================================================================

(1)  Includes loans held for sale.
(2) Includes home equity line of credit loans which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

     At December 31, 1999, the maximum amount the Bank could have loaned to any one borrower, and related entities, under regulatory limits was $100 million, or $167 million for loans secured by readily marketable collateral, compared to $75 million or $124 million for loans secured by readily marketable collateral at year-end 1998. The Bank does not expect that these regulatory limitations will adversely impact its proposed lending activities during 2000.

INVESTMENT SECURITIES

     The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                            December 31,
                                                          ------------------------------------------------
(In Thousands)                                              1999      1998      1997      1996      1995
----------------------------------------------------------------------------------------------------------
Federal funds ..........................................  $      1  $ 33,751  $  6,095  $  6,038  $  7,249
U.S. Treasury and agency securities - available for sale   171,823   116,061   159,398   141,999   164,880
Municipal bonds - held to maturity .....................     6,728     6,764     6,885     6,997     7,194
----------------------------------------------------------------------------------------------------------
    Total investment securities ........................  $178,552  $156,576  $172,378  $155,034  $179,323
==========================================================================================================

     As of December 31, 1999, the maturities of our investment securities and the weighted average yield of those securities were as follows.

                                                              After 1 Year
                                       1 Year or Less       Through 5 Years        After 5 Years           Total
                                     ----------------------------------------------------------------------------------

                                               Weighted             Weighted             Weighted              Weighted
                                                Average              Average              Average               Average
  (Dollars in Thousands)              Amount     Yield     Amount     Yield      Amount    Yield      Amount     Yield
-----------------------------------------------------------------------------------------------------------------------
Federal funds .....................  $     1     1.69     $   --          -%     $ --          -%    $      1     1.69%
U.S. Treasury and agency securities   24,724     5.13      147,099     6.27        --          -      171,823     6.10
Municipal bonds (1) ...............       30     6.75         --          -       6,698     6.61        6,728     6.61
-----------------------------------------------------------------------------------------------------------------------
     Total ........................  $24,755     5.13     $147,099     6.27      $6,698     6.61     $178,552     6.12%
=======================================================================================================================

(1)  Yield on a fully tax-equivalent basis is 11.59%.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center developments, most of which are located in California. For additional information regarding the location of these real estate investments see Note 8 of Notes to the Consolidated Financial Statements on page 77. We have completed and substantially leased most of the real estate development projects--with a weighted average occupancy of 87% for retail neighborhood shopping centers at December 31, 1999. At December 31, 1999, the Bank had outstanding loans of $35 million to these joint ventures.

     In its joint ventures, DSL Service Company is entitled to interest on its equity invested in the project on a priority basis after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. DSL Service Company has obtained personal guarantees from the principals of the developer partners in a number of the joint ventures and generally requires the developer partner to secure any outstanding obligations to the joint venture, like its portion of operating losses, when the partner is unable to satisfy such obligations on a current basis. Partnership equity or deficit accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations.

     As of December 31, 1999, DSL Service Company was involved with four joint venture partners. Three of these partners were operators of four retail neighborhood shopping centers, a commercial building, two residential housing developments and vacant land held for sale. The other joint venture partner is involved in the development of two new industrial buildings. DSL Service Company has eight wholly owned retail neighborhood shopping centers located in California and Arizona.

     The following table sets forth the condensed balance sheets of DSL Service Company's joint ventures by property type at December 31, 1999, on a historical cost basis. None of the joint venture investments have valuation allowances as the fair market value of the associated property exceeds its carrying value. For further information regarding the establishment of loss allowances, see Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 51.

                                                                Retail
                                                             Neighborhood
                                                               Shopping
(Dollars in Thousands)                                          Centers    Commercial  Residential      Total
---------------------------------------------------------------------------------------------------------------
Cash .......................................................   $   216       $  162      $ 1,492       $ 1,870
Projects under development .................................      --          1,268       11,255        12,523
Completed projects .........................................    20,652        4,503         --          25,155
Other assets ...............................................     2,220          495          188         2,903
---------------------------------------------------------------------------------------------------------------
       Total assets ........................................    23,088        6,428       12,935        42,451
---------------------------------------------------------------------------------------------------------------
Secured notes payable to the Bank ..........................    24,854          427        9,416        34,697
Secured notes payable to others ............................      --          3,230         --           3,230
Other liabilities ..........................................     4,710           54        1,411         6,175
Equity (deficit):
    DSL Service Company (1) ................................     2,065        1,618        1,032         4,715
    Allowance for losses recorded by DSL Service Company (2)      --           --           --            --
    Other partners' (2) ....................................    (8,541)       1,099        1,076        (6,366)
---------------------------------------------------------------------------------------------------------------
       Total liabilities and equity ........................   $23,088       $6,428      $12,935       $42,451
---------------------------------------------------------------------------------------------------------------
Number of joint venture projects ...........................         4            3            2             9
===============================================================================================================

(1) We included in these amounts interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(2) The aggregate other partners' deficit of $6 million represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of the joint venture real estate assets to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, we make a provision to create a valuation allowance. There were no allowances at December 31, 1999, as the fair value of the real estate assets of the joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment.

     The  following   table  sets  forth  by  property  type  our  wholly  owned investments in real estate and related allowances for losses at December 31, 1999.

                                             Retail
                                          Neighborhood
(Dollars in Thousands)                  Shopping Centers    Land         Total
--------------------------------------------------------------------------------
Wholly Owned Properties:
     Investment in wholly owned projects   $33,443 (1)   $ 6,145 (2)    $39,588
     Allowance for losses ..............    (1,069)       (1,062)        (2,131)
--------------------------------------------------------------------------------
Net investment in wholly owned projects    $32,374       $ 5,083        $37,457
--------------------------------------------------------------------------------
Number of projects .....................         8             8             16
================================================================================

(1) Includes eight free-standing stores that are part of neighborhood shopping centers totaling $1 million and which we counted as one project.
(2)  Includes five properties totaling $6 million.

     Real estate investments entail risks similar to those our construction and commercial lending activities present. In addition, California courts have imposed warranty-like responsibility upon developers of new housing for defects in structure and the housing site, including soil conditions. This responsibility is not necessarily dependent upon a finding that the developer was negligent. Owners of real property also may incur liabilities with respect to environmental matters, including financial responsibility for clean-up of hazardous waste or other conditions, under various federal and state laws.

DEPOSITS

     Our deposits increased a record $1.5 billion or 30.2% in 1999 and totaled $6.6 billion at December 31, 1999. Our certificates of deposit increased $1.3 billion or 33.4%, while our lower-rate transaction accounts--checking, regular passbook and money market--increased $252 million or 20.3%. Of the total increase in our deposits, $105 million was associated with 14 new branches we opened during 1999. The following table sets forth the amount of deposits by classification at the dates indicated.

                                                                December 31,
                                     -----------------------------------------------------------------
                                             1999                  1998                   1997
                                     -----------------------------------------------------------------
                                     Weighted              Weighted               Weighted
                                      Average               Average                Average
(Dollars in Thousands)                 Rate     Amount       Rate      Amount       Rate      Amount
------------------------------------------------------------------------------------------------------
Transaction accounts .............     2.46%  $1,489,939     2.30%   $1,238,062     2.15%   $  935,869
Certificates of deposit:
   Less than 3.00% ...............     2.47        8,717     2.62        25,126     2.64        30,623
   3.00-3.49 .....................     3.02           16     3.01           593     3.02           766
   3.50-3.99 .....................     3.92        3,786     3.88        51,474        -          --
   4.00-4.49 .....................     4.32      210,127     4.39       428,316     4.31        60,095
   4.50-4.99 .....................     4.78      939,858     4.80       668,204     4.87        40,356
   5.00-5.99 .....................     5.56    3,623,632     5.53     2,421,333     5.63     2,896,291
   6.00-6.99 .....................     6.07      284,984     6.06       204,065     6.06       901,920
   7.00 and greater ..............     7.32        1,702     7.24         2,560     7.22         4,058
------------------------------------------------------------------------------------------------------
     Total certificates of deposit     5.39    5,072,822     5.26     3,801,671     5.68     3,934,109
------------------------------------------------------------------------------------------------------
     Total deposits ..............     4.72%  $6,562,761     4.53%   $5,039,733     5.00%   $4,869,978
======================================================================================================

     The following table shows as of December 31, 1999, our certificates of deposit maturities by interest rate category.

                           Less
                           Than    4.00% -   4.50% -    5.00% -    6.00% -    7.00%                   Percent
(Dollars in Thousands)    4.00%     4.49%     4.99%      5.99%      6.99%  and Greater   Total (1)    of Total
--------------------------------------------------------------------------------------------------------------
Within 3 months .......  $10,623  $162,042  $353,922  $  659,715  $  8,023   $1,702     $1,196,027      23.58%
3 to 6 months .........      722    29,121   364,185     741,513     2,549     --        1,138,090      22.44
6 to 12 months ........      959    13,971   178,338   1,123,934   242,797     --        1,559,999      30.75
12 to 24 months .......      197     4,951    37,473   1,069,074    15,137     --        1,126,832      22.21
24 to 36 months .......        6        28     1,101      12,964    13,495     --           27,594       0.54
36 to 60 months .......       12        14     4,832      16,222     2,818     --           23,898       0.47
Over 60 months ........     --        --           7         210       165     --              382       0.01
--------------------------------------------------------------------------------------------------------------
    Total .............  $12,519  $210,127  $939,858  $3,623,632  $284,984   $1,702     $5,072,822     100.00%
==============================================================================================================

(1) Includes jumbo ($100,000 and over) certificates of deposit of $430 million with maturities of 3 months or less, $371 million with maturities of 3 to 6 months and $523 million with maturities of 6 to 12 months and $388 million with a remaining term of over 12 months.

BORROWINGS

     At December 31, 1999, borrowings totaled $2.1 billion, up significantly from $704 million at year-end 1998 and $484 million at year-end 1997. The increase in 1999 primarily reflected increases in advances from the FHLB. The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                                              December 31,
                                                       -------------------------------------------------------
(Dollars in Thousands)                                    1999        1998       1997       1996       1995
--------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances .....................  $2,122,407   $695,012   $352,458   $386,883   $220,715
Other borrowings: ...................................        --
    Reverse repurchase agreements ...................        --         --       34,803       --       16,099
    Commercial paper ................................        --         --       83,811    198,113    196,602
    Real estate notes ...............................         373      8,708     12,663     10,349      2,802
--------------------------------------------------------------------------------------------------------------
      Total borrowings ..............................  $2,122,780   $703,720   $483,735   $595,345   $436,218
==============================================================================================================
Weighted average rate on borrowings during the period        5.46%      6.07%      6.07%      5.98%      6.39%
Total borrowings as a percentage of total assets ....       22.56      11.22       8.29      11.45       9.37
==============================================================================================================

     The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)                                                       1999        1998       1997
-----------------------------------------------------------------------------------------------------------
FHLB advances with original maturities less than one year:
    Balance at end of year .............................................  $1,590,500   $120,000   $214,300
    Average balance outstanding during the year ........................     616,199     38,393    328,886
    Maximum amount outstanding at any month-end during the year ........   1,590,500    120,000    427,100
    Weighted average interest rate during the year .....................        5.42%      5.96%      5.83%
    Weighted average interest rate at the end of year ..................        5.88       5.36       5.81
Securities sold under agreement to repurchase:
    Balance at end of year .............................................  $     --     $   --     $ 34,803
    Average balance outstanding during the year ........................       1,987      1,877      4,029
    Maximum amount outstanding at any month-end during the year ........      24,875     50,088     34,803
    Weighted average interest rate during the year .....................        5.42%      5.90%      5.61%
    Weighted average interest rate at the end of year ..................        --         --         6.65
Commercial paper sold:
    Balance at end of year .............................................  $     --     $   --     $ 83,811
    Average balance outstanding during the year ........................        --       30,589    182,296
    Maximum amount outstanding at any month-end during the year ........        --      103,749    272,818
    Weighted average interest rate during the year .....................          -%       6.32%      5.75%
    Weighted average interest rate at the end of year ..................        --         --         5.61
Total short-term borrowings:
    Total average short-term borrowings outstanding during the year ....  $  618,186   $ 70,859   $515,211
    Total weighted average rate on short-term borrowings during the year        5.42%      6.11%      5.80%
===========================================================================================================

     At year-end 1999, total intermediate and long-term advances were $532 million, down from $575 million at December 31, 1998. The weighted average rate on our intermediate and long-term FHLB advances at year-end 1999 was 5.44%. The following table sets forth the associated maturities at December 31, 1999.

(In Thousands)
---------------------------------------------------------------
2000 ..............................................    $ 28,796
2001 ..............................................      16,056
2002 ..............................................      55,921
2003 ..............................................         134
2004 ..............................................        --
Thereafter ........................................     431,000
---------------------------------------------------------------
     Total intermediate and long-term FHLB advances    $531,907
===============================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense, including the amortization of deferred issuance costs, on our capital securities was $5.3 million for 1999. For further information regarding our capital securities, see Note 19 on page 87 of Notes To Consolidated Financial Statements.

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

     Our Asset/Liability Management Committee is responsible for implementing the interest rate risk management policy which sets forth limits established by the Board of Directors on acceptable changes in net interest income and net portfolio value from specified changes in interest rates. The OTS defines net portfolio value as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. Our Asset/Liability Management Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and our current operating results, liquidity, capital and interest rate exposure. In addition, our Asset/Liability Management Committee monitors asset and liability maturities and repricing characteristics on a regular basis and performs various simulations and other analyses to determine the potential impact of various business strategies in controlling interest rate risk and the potential impact of those strategies upon future earnings under various interest rate scenarios. Based on these reviews, our Asset/Liability Management Committee formulates a strategy that is intended to implement the objectives set forth in our business plan without exceeding the net interest income and net portfolio value limits set forth in our interest rate risk policy.

     One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 1999, as well as information regarding our gap position. Our gap position represents the repricing and maturity difference between our interest-earning assets and interest-bearing liabilities in future periods. The repricing frequencies have been determined by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond as completely or rapidly as our liabilities to changes in market interest rates. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

                                                                                    December 31, 1999
                                                    --------------------------------------------------------------------------
                                                       Within        7 - 12        2 - 5       6 - 10       Over       Total
(Dollars in Thousands)                                6 Months       Months        Years        Years     10 Years    Balance
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock .....(1)    $  109,021   $    24,754   $  147,099   $      70   $   --     $  280,944
    Loans and mortgage-backed securities:
     Mortgage-backed securities ..............(2)        12,628         4,691        2,328       1,670        402       21,719
     Loans secured by real estate:
       Residential:
         Adjustable ..........................(2)     6,840,189       379,900      122,151        --          --     7,342,240
         Fixed ...............................(2)       148,075        28,589      179,994     136,315    157,625      650,598
       Commercial real estate ................(2)        44,005         8,437       85,298       6,223      1,824      145,787
       Construction ..........................(2)        86,151          --           --          --         --         86,151
       Land ..................................(2)        37,004            14          113         150        614       37,895
     Non-mortgage:
       Commercial ............................(2)        17,259          --           --          --         --         17,259
       Consumer ..............................(2)       139,096        83,679      221,639        --         --        444,414
------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed securities        7,324,407       505,310      611,523     144,358    160,465    8,746,063
------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets............       $7,433,428   $   530,064   $  758,622   $ 144,428   $160,465   $9,027,007
==============================================================================================================================
Deposits, borrowings and capital securities:
    Interest-bearing deposits:
     Fixed maturity deposits .................(1)    $2,334,117   $ 1,559,999   $1,178,324   $     382 $     --     $5,072,822
     Transaction accounts ....................(3)     1,307,689          --           --          --         --      1,307,689
    Non-interest-bearing transaction accounts           182,250          --           --          --         --        182,250
------------------------------------------------------------------------------------------------------------------------------
     Total deposits ..........................        3,824,056     1,559,999    1,178,324         382       --      6,562,761
    Borrowings ...............................        1,606,689        12,790       72,301     431,000       --      2,122,780
    Capital securities .......................             --            --           --          --      120,000      120,000
------------------------------------------------------------------------------------------------------------------------------
     Total deposits, borrowings and
       capital securities ....................       $5,430,745   $ 1,572,789   $1,250,625   $ 431,382   $120,000   $8,805,541
==============================================================================================================================
Excess (shortfall) of interest-earning assets
    over interest-bearing liabilities ........       $2,002,683   $(1,042,725)  $ (492,003)  $(286,954)  $ 40,465   $  221,466
Cumulative gap ...............................        2,002,683       959,958      467,955     181,001    221,466
Cumulative gap - as a % of total assets:
    December 31, 1999 ........................            21.29%        10.20%        4.97%       1.92%      2.35%
    December 31, 1998 ........................            23.84          7.48         9.07        3.40       4.00
    December 31, 1997 ........................            24.82          1.35         2.71        3.54       3.93
==============================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Subject to immediate repricing.

     Our six-month gap at December 31, 1999, was a positive 21.29%. This means that more interest-earning assets reprice within six months than interest-bearing liabilities. This compares to a positive six-month gap of 23.84% at December 31, 1998 and 24.82% at December 31, 1997. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI. We originated and purchased approximately $4.7 billion during 1999, $1.5 billion during 1998 and $2.0 billion during 1997, of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less. These loans represented approximately 92% during 1999, 80% during 1998 and 96% during 1997, of all loans and mortgage-backed securities originated and purchased for investment during these periods.

     At December 31, 1999, 97% of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 98% at December 31, 1998 and 99% at December 31, 1997. At December 31, 1999, loans held for investment with adjustable interest rates represented 87% of our loan and mortgage-backed securities portfolio. During 2000, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We primarily originate fixed rate loans for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgages. However, we may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet certain yield and other approved guidelines. See Business--Banking Activities--Lending Activities--Secondary Marketing and Loan Servicing Activities on page 5.

     We are better protected against rising interest rates with a positive six-month gap. However, we remain subject to possible interest rate spread compression, which would adversely impact our net interest income if interest rates rise. This is primarily due to the lag in the repricing of the indices to which our adjustable rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on these adjustable rate loans and mortgage-backed securities. The amount of such interest rate spread compression would depend upon the frequency and severity of such interest rate fluctuations.

     In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, is calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once the base case has been estimated, we make calculations for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 1999 and 1998. Since we base these estimates upon numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

                                              1999                           1998
                                  -------------------------------------------------------------
                                      Percentage Change in           Percentage Change in
                                  -------------------------------------------------------------
   Change in Interest Rates       Net Interest   Net Portfolio    Net Interest    Net Portfolio
       (In Basis Points)            Income(1)      Value (2)       Income (1)       Value (2)
-----------------------------------------------------------------------------------------------
             +200 .............      (13.8)%        (9.7)%           (10.0)%           1.2%
             +100 .............       (6.8)         (1.5)             (4.4)            2.0
             (100) ............        3.9          (2.2)              2.9            (1.0)
             (200) ............        7.1          (4.3)              3.9            (0.6)
-----------------------------------------------------------------------------------------------

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1999. This data differs from that in the gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                           Expected Maturity Date at December 31, 1999 (1)
                                  -------------------------------------------------------------------------------------------------
                                                                                                               Total        Fair
(Dollars in Thousands)                2000         2001         2002        2003       2004     Thereafter    Balance       Value
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
Investment securities ..........  $  127,147   $   12,343   $   85,539   $ 22,218   $ 26,999   $    6,698   $  280,944   $  280,926
   Average interest rate .......        5.51%        6.32%        5.98%      6.70%      6.79%        6.61%        5.93%
Loans held for sale ............     136,005         --           --         --         --           --        136,005      136,298
   Average interest rate .......        8.10%           -%           -%         -%         -%           -%        8.10%
Mortgage-backed securities
   Available for sale ..........      10,516        1,495        1,333      1,185      1,053        6,137       21,719       21,719
   Average interest rate .......        6.96%        7.41%        7.40%      7.38%      7.37%        7.36%        7.17%
Loans held for investment:
   Loans secured by real estate:
     Residential:
      Adjustable ...............   1,359,513    1,194,967      970,704    758,010    589,064    2,447,691    7,319,949    7,308,374
        Average interest rate ..        7.49%        7.47%        7.45%      7.44%      7.43%        7.43%        7.45%
      Fixed ....................      59,418       52,803       47,383     42,566     38,059      296,655      536,884      533,673
        Average interest rate ..        7.93%        7.92%        7.91%      7.90%      7.90%        7.89%        7.90%
     Other .....................     143,649       20,366       43,735     21,177     13,153       27,753      269,833      276,140
      Average interest rate ....        8.72%        8.30%        8.27%      8.20%      8.00%        7.87%        8.45%
   Non-mortgage:
     Commercial ................      12,516           25        2,316      2,402       --           --         17,259       17,912
      Average interest rate ....        9.28%        9.55%        9.72%     10.06%         -%           -%        9.45%
     Consumer ..................     175,179      141,875       78,534     48,826       --           --        444,414      453,425
      Average interest rate ....        9.11%        9.08%        9.07%      9.12%         -%           -%        9.09%
Interest bearing advances to
   joint ventures ..............      15,613         --           --         --         --           --         15,613       15,613
   Average interest rate .......        4.64%           -%           -%         -%         -%           -%        4.64%
Mortgage servicing assets ......       6,803        6,240        5,578      4,916      4,294        6,432       34,263       47,363
-------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive assets   $2,046,359   $1,430,114   $1,235,122   $901,300   $672,622   $2,791,366   $9,076,883   $9,091,443
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE
LIABILITIES:
Deposits:
   Transaction accounts ........  $  272,134   $  222,430     $181,803   $148,597   $121,456$     543,519   $1,489,939   $1,489,939
     Average interest rate .....        2.46%        2.46%        2.46%      2.46%      2.46%        2.46%        2.46%
   Certificates of deposit .....   3,894,116    1,126,832       27,594     19,943      3,955          382    5,072,822    5,025,389
     Average interest rate .....        5.29%        5.72%        5.83%      5.42%      5.08%        5.71%        5.39%
Borrowings .....................   1,619,480       16,245       55,921        134       --        431,000    2,122,780    2,055,493
   Average interest rate .......        5.89%        5.87%        4.77%      5.76%         -%        5.42%        5.77%
Capital securities .............        --           --           --         --         --        120,000      120,000      102,000
   Average interest rate .......           -%           -%           -%         -%         -%       10.14%       10.14%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive
   liabilities .................  $5,785,730   $1,365,507     $265,318   $168,674   $125,411   $1,094,901   $8,805,541   $8,672,821
-------------------------------------------------------------------------------------------------------------------------------

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. We use a number of assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on our historical experience. Our average constant prepayment rate ("CPR") is 10.9% on our fixed-rate and 19.2% on our adjustable rate mortgage portfolio for interest-earning assets, excluding investment securities, which do not have prepayment features. For deposit liabilities, in accordance with standard industry practice and our own historical experience, we have applied "decay factors," used to estimate deposit runoff, of 20% per year. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                                          December 31,
                                              -------------------------------------
                                              1999    1998    1997    1996    1995
-----------------------------------------------------------------------------------
Weighted average yield:
    Loans and mortgage-backed securities      7.67%   7.72%   7.95%   7.77%   7.67%
    Federal Home Loan Bank stock .......      5.60    5.44    5.88    6.45    5.16
    Investment securities ..............      6.12    5.40    5.63    6.02    6.46
-----------------------------------------------------------------------------------
      Earning assets yield .............      7.62    7.65    7.87    7.71    7.60
-----------------------------------------------------------------------------------
Weighted average cost:
    Deposits ...........................      4.72    4.53    5.00    4.86    4.81
    Borrowings:
      Federal Home Loan Bank advances ..      5.77    5.47    6.11    5.80    6.07
      Other borrowings .................      7.88    8.69    6.15    5.60    5.62
-----------------------------------------------------------------------------------
          Combined borrowings ..........      5.99    5.51    6.12    5.73    5.84
    Capital securities .................     10.00       -       -       -       -
-----------------------------------------------------------------------------------
      Combined funds cost ..............      5.05    4.66    5.11    4.97    4.92
-----------------------------------------------------------------------------------
          Interest rate spread .........      2.57%   2.99%   2.76%   2.74%   2.68%
===================================================================================

     The year-end weighted average yield on our loan portfolio decreased to 7.67% at December 31, 1999, from 7.72% at year-end 1998. The weighted average rate on new loans originated during 1999 was 5.92%, compared to 6.45% during 1998 and 6.04% during 1997. Although interest rates increased during 1999, we experienced a decline in rates on new loans primarily due to the higher proportion of residential one-to-four unit adjustable rate loans originated at low introductory rates than in prior years. At December 31, 1999, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $7.3 billion with a weighted average rate of 7.52%, compared to $4.3 billion with a weighted average rate of 7.53% at December 31, 1998 and $4.5 billion with a weighted average rate of 7.58% at December 31, 1997.

PROBLEM LOANS AND REAL ESTATE

NON-PERFORMING ASSETS

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets totaled $39 million at December 31, 1999, compared to $27 million at December 31, 1998, and $52 million at December 31, 1997. The increase in our non-performing assets during 1999 was primarily attributed to one-to-four unit residential subprime loans. When measured as a percentage of total assets, our non-performing assets fell to 0.42% at year-end 1999 compared to 0.44% at year-end 1998 and 0.89% at year-end 1997.

     The following table summarizes our non-performing assets at the dates indicated.

                                                                         December 31,
                                                       ------------------------------------------------
(Dollars in Thousands)                                   1999      1998      1997      1996      1995
-------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential, one-to-four units ..................  $15,590   $15,571   $20,816   $22,885   $25,587
    Residential, one-to-four units - subprime .......   13,914     1,975      --        --        --
    Other ...........................................    3,477     4,829    20,883    22,136    52,754
-------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................   32,981    22,375    41,699    45,021    78,341
Real estate acquired in settlement of loans .........    5,899     4,475     9,626    16,078    18,854
Repossessed automobiles .............................      314       569       795       928      --
-------------------------------------------------------------------------------------------------------
   Total non-performing assets ......................  $39,194   $27,419   $52,120   $62,027   $97,195
=======================================================================================================
Allowance for loan losses (1):
    Amount ..........................................  $38,342   $31,517   $32,092   $30,094   $27,943
    As a percentage of non-performing loans .........   116.25%   140.86%    76.96%    66.84%    35.67%
Non-performing assets as a percentage of total assets     0.42      0.44      0.89      1.19      2.09
=======================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this by either working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances on the loans. For a discussion on our internal asset review policy, refer to Allowance for Losses on Loans and Real Estate on page 51.

     All but $4.3 million of our non-performing assets at December 31, 1999 were located in California.

     We evaluate the need for appraisals for non-performing assets on a periodic basis. We will generally obtain a new appraisal when we believe that there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing our loans. Our policy is to obtain new appraisals at least annually for major real estate acquired in settlement of loans. Throughout 1999, we obtained new appraisals for non-performing loans and real estate acquired in settlement of loans.

     Non-Accrual Loans. It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 1999, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 1999, non-accrual loans aggregating $9 million were less than 90 days delinquent relative to their contractual terms. Additional loans aggregating $1 million were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     Impaired Loans. We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We carry impaired loans at either the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the net fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that we collectively evaluate for impairment. For us, loans we collectively review for impairment include all single family loans and performing multi-family and non-residential loans having principal balances of less than $1 million.

     In determining impairment, we consider large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan. We include impairment losses in the allowance for loan losses through a charge to provision for loan losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for loan losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. At December 31, 1999, the recorded investment in loans for which we have recognized impairment totaled $13 million, unchanged from December 31, 1998. The total allowance for losses related to these loans was $1 million for both December 31, 1999 and 1998. For further information regarding impaired loans, see Note 6 of the Notes to the Consolidated Financial Statements on page 74.

     Troubled Debt Restructurings. We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. There were no troubled debt restructurings on accrual status at either December 31, 1999 or 1998.

     Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $6 million at December 31, 1999.

DELINQUENT LOANS

     When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, we normally record a notice of default to commence foreclosure proceedings, so long as we have given any required prior notice to the borrower. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, we may then sell the property at a foreclosure sale. If we have elected to pursue a non-judicial foreclosure, we are not permitted under applicable California law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. At these foreclosure sales, we generally acquire title to the property.

     At December 31, 1999, loans delinquent 30 days or more as a percentage of total loans was 0.58%, down from 0.65% at year-end 1998 and 0.79% at year-end 1997. Although total loan delinquencies declined in 1999, subprime residential loan delinquencies increased from 0.34% at year-end 1998 to 1.15% at year-end 1999. A higher incidence of delinquency is expected on these subprime loans as, by definition, these borrowers have a history of delinquencies and that is why higher interest rates are charged on these loans to compensate for that risk. In addition, the loan-to-value ratio on these loans is generally lower thereby providing more equity protection against loss.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                                              December 31,
                                              ----------------------------------------------------------------------------
                                                              1999                                   1998
                                              ----------------------------------------------------------------------------
                                               30-59     60-89      90+               30-59     60-89      90+
(Dollars in Thousands)                          Days     Days    Days (1)   Total      Days     Days    Days (1)   Total
--------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $ 8,630   $3,889   $12,793   $25,312   $ 9,841   $6,014   $12,832   $28,687
      One-to-four units - subprime (2) .....    7,867    3,069     7,935    18,871       244      784       947     1,975
      Five or more units ...................     --       --        --        --        --       --         155       155
    Commercial real estate .................     --       --        --        --        --       --        --        --
    Construction ...........................     --       --        --        --        --       --        --        --
    Land ...................................     --       --        --        --        --       --        --        --
--------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............   16,497    6,958    20,728    44,183    10,085    6,798    13,934    30,817
Non-mortgage:
    Commercial .............................     --       --        --        --        --       --        --        --
    Automobile .............................    4,758      674       717     6,149     4,650      888     1,048     6,586
    Other consumer .........................      679       42       114       835       334       45       344       723
--------------------------------------------------------------------------------------------------------------------------
      Total loans ..........................  $21,934   $7,674   $21,559   $51,167   $15,069   $7,731   $15,326   $38,126
==========================================================================================================================
Delinquencies as a percentage of total loans     0.25%    0.09%     0.24%     0.58%     0.26%    0.13%     0.26%     0.65%
==========================================================================================================================
                                                              1997                                   1996
                                              ----------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $12,099   $4,101   $18,579   $34,779   $14,519   $5,502   $18,549   $38,570
      One-to-four units - subprime (2) .....      185     --        --         185       198     --        --         198
      Five or more units ...................     --        222      --         222      --       --        --        --
    Commercial real estate .................     --       --         279       279      --       --        --        --
    Construction ...........................     --       --        --        --        --       --        --        --
    Land ...................................     --       --        --        --        --       --         566       566
--------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............   12,284    4,323    18,858    35,465    14,717    5,502    19,115    39,334
Non-mortgage:
    Commercial .............................     --       --        --        --        --       --        --        --
    Automobile .............................    4,167      981       961     6,109     2,080      328       274     2,682
    Other consumer .........................      218       54       533       805       158       15       181       354
--------------------------------------------------------------------------------------------------------------------------
      Total loans ..........................  $16,669   $5,358   $20,352   $42,379   $16,955   $5,845   $19,570   $42,370
==========================================================================================================================
Delinquencies as a percentage of total loans     0.31%    0.10%     0.38%     0.79%     0.36%    0.12%     0.41%     0.89%
==========================================================================================================================
                                                              1995
                                              -------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $14,047   $6,645   $22,303   $42,995
      One-to-four units - subprime (2) .....     --       --        --        --
      Five or more units ...................       89     --         447       536
    Commercial real estate .................     --       --      30,675    30,675
    Construction ...........................     --       --        --        --
    Land ...................................     --       --       6,516     6,516
-----------------------------------------------------------------------------------
      Total real estate loans ..............   14,136    6,645    59,941    80,722
Non-mortgage:
    Commercial .............................     --       --         115       115
    Automobile .............................      667      249       540     1,456
    Other consumer .........................      257      410       170       837
-----------------------------------------------------------------------------------
      Total loans ..........................  $15,060   $7,304   $60,766   $83,130
===================================================================================
Delinquencies as a percentage of total loans     0.36%    0.18%     1.46%     1.99%
===================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and we report them as part of non-performing assets. (2) We commenced one-to-four units subprime lending in the first quarter of 1996.

ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE

     We establish valuation allowances for losses on loans and real estate on a specific and general basis. We determine specific allowances based on the difference between the carrying value of the asset and our net fair value. We determine general valuation allowances based on historical loss experience, current and anticipated levels and trends of delinquent and non-performing loans and the economic environment in our market areas. See Note 1 of Notes to the Consolidated Financial Statements on page 65.

     Our Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all our assets. Our Internal Asset Review Committee is responsible for the review and classification of assets. The Internal Asset Review Committee members include the Chief Internal Asset Review Officer, Chief Executive Officer, Chief Operating Officer, Chief Financial
Officer, Chief Lending Officer, General Counsel, Director of Compliance/Risk Management, Credit Administrator and Chief Appraiser. The Internal Asset Review Committee meets quarterly to review and to determine asset classifications and to recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the Internal Asset Review Committee. The Chief Internal Asset Review Officer reports quarterly to the Audit Committee of the Board of Directors regarding overall asset quality, the adequacy of valuation allowances on classified assets and our adherence to policies and procedures regarding asset classification and valuation.

     We adhere to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. Our current asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk for determining the general valuation allowances at a point in time. We currently use a six grade system to classify our assets. The current grades are:

     o    pass;

     o    watch;

     o    special mention;

     o    substandard;

     o    doubtful; and

     o    loss.

     We consider substandard, doubtful and loss assets "classified assets" for regulatory purposes. A brief description of these classifications follows:

     o The pass classification represents a level of credit quality which contains no well-defined deficiency or weakness.

     o The watch classification is used to identify an asset that currently contains no well-defined deficiency or weakness, but it is determined to be desirable to closely monitor the asset--e.g., loans to facilitate the sale of real estate acquired in settlement of loans. This category may also be used for assets upgraded from lower classifications where continuing monitoring is deemed appropriate.

     o A special mention asset does not currently expose us to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management's close attention.

     o Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that we will sustain some loss if we do not correct the deficiencies.

     o An asset classified doubtful has all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. We consider doubtful to be a temporary classification until resolution of pending weakness issues enables us to more clearly define the potential for loss.

     o That portion of an asset classified as loss is considered uncollectible and of so little value that its continuance as an asset, without establishment of a specific valuation allowance, is not warranted. A loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer writing off or providing for all or a portion of an impaired asset even though partial recovery may be effected in the future. We will generally classify as loss the balance of the asset that is greater than the net fair value of the asset unless we can expect payment from another source. Therefore, the amount of an asset classified as loss reflects the total of specific valuation allowances established for the particular asset. Specific valuation allowances are not includable in determining the Bank's total regulatory capital.

     The OTS has the authority to require us to change our asset classifications. If the change results in an asset being classified in whole or in part as loss, a specific allowance must be established against the amount so classified or that amount must be charged off. OTS guidelines set forth quantitative benchmarks as a starting point for the determination of appropriate levels of general valuation allowances. The OTS directs its examiners to rely on management's estimates of adequate general valuation allowances if the Bank's process for determining adequate allowances is deemed to be sound.

     Our policy to provide an allowance for losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. To comply with this policy, we have established a monitoring system that requires at least an annual review of all assets in excess of $1 million and a semiannual review of all assets considered adversely classified or criticized. The monitoring system requires a review of current operating statements, an evaluation of the property's current and past performance, an evaluation of the borrower's ability to repay and the preparation of a discounted cash flow analysis. Based on the results of the review, we may require a new appraisal.

     Our provision for loan losses was $11.3 million in 1999, up $7.4 million from 1998. The provision for loan losses exceeded net loan charge-offs by $6.8 million resulting in an increase in the allowance for loan losses to $38.3 million at December 31, 1999. This increase reflects an increase in the overall loan portfolio in 1999. Included in the current year-end allowance was $38.0 million of general valuation allowances of which $2.8 million was unallocated to any specific loan category.

     A summary of activity in the allowance for loan losses is shown below for the years indicated.

(In Thousands)                     1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------
Balance at beginning of period   $31,517    $32,092    $30,094    $27,943    $25,650
Provision for loan losses ....    11,270      3,899      8,640      9,137      9,293
Charge-offs ..................    (5,535)    (7,372)    (7,773)    (7,660)    (8,017)
Recoveries ...................     1,090      2,898      1,131        674      1,017
-------------------------------------------------------------------------------------
Balance at end of period .....   $38,342    $31,517    $32,092    $30,094    $27,943
=====================================================================================

     Net loan charge-offs were $4.4 million in 1999, down from $4.5 million in 1998 and $6.6 million in 1997. Net charge-offs in 1998 included a $1.4 million recovery from the previously mentioned settlement. Excluding that recovery, net loan charge-offs would have declined by $1.5 million in 1999 primarily reflecting declines of $1.0 million in net charge-offs of automobile loans and $0.3 million in net charge-offs of one-to-four unit residential loans. The decline in automobile loan net charge-offs reflects an improvement in the credit quality of the portfolio combined with improved collection methods. The ratio of automobile net charge-offs to the average of these loans was 1.05% in 1999, compared to 1.40% in 1998 and 1.58% in 1997. Charge-offs net of recoveries, by category of loan are as follows for the years indicated

(Dollars in Thousands)                                   1999       1998        1997       1996       1995
-----------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
       One-to-four units (1) ........................   $  580    $   910     $2,165     $4,982     $5,165
       Five or more units ...........................     --           68       --          102        469
    Commercial real estate ..........................     (250)    (1,610)      (261)      (250)       807
    Land ............................................     --         --         --         --            4
Non-mortgage:
    Commercial ......................................     --         --         --          115       (152)
    Automobile ......................................    3,964      4,959      4,468      1,791        398
    Other consumer ..................................      151        147        270        246        309
-----------------------------------------------------------------------------------------------------------
       Total net loan charge-offs ...................   $4,445    $ 4,474     $6,642     $6,986     $7,000
===========================================================================================================
Net loan charge-offs as a percentage of average loans     0.06%      0.08%      0.13%      0.16%      0.17%
===========================================================================================================

(1) Includes net charge-offs associated with the January 1994 Northridge earthquake of $1.0 million in 1996 and $1.1 million in 1995.

     The allocation of the allowance for loan losses at the dates indicated is as shown in the following table.

                                                                           December 31,
                                 -------------------------------------------------------------------------------------------------
                                               1999                            1998                            1997
                                 -------------------------------------------------------------------------------------------------
                                              Gross   Allowance               Gross   Allowance               Gross      Allowance
                                              Loan    Percentage              Loan    Percentage              Loan      Percentage
                                            Portfolio  to Loan              Portfolio  to Loan              Portfolio    to Loan
(Dollars in Thousands)           Allowance   Balance   Balance   Allowance   Balance   Balance   Allowance   Balance     Balance
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .........  $12,913  $6,155,399   0.21%     $11,244  $4,047,182   0.28%     $13,396  $4,358,475     0.31%
     One-to-four units--subprime    9,876   1,639,401   0.60        3,055     588,951   0.52        1,256     249,070     0.50
     Five or more units ........      184      21,055   0.87          401      40,029   1.00          314      38,278     0.82
   Commercial real estate ......    2,439     148,327   1.64        2,632     140,790   1.87        4,112     202,425     2.03
   Construction ................    2,075     176,487   1.18        1,508     127,761   1.18          847      70,865     1.20
   Land ........................      843      67,631   1.25          568      44,859   1.27          331      25,687     1.29
Non-mortgage:
   Commercial ..................      334      26,667   1.25          218      28,293   0.77          196      26,024     0.75
   Automobile ..................    6,259     399,789   1.57        8,344     357,988   2.33        8,016     342,326     2.34
   Other consumer ..............      619      49,344   1.25          747      41,894   1.78          824      47,735     1.73
Not specifically allocated .....    2,800        --        -        2,800        --        -        2,800        --          -
----------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
        investment .............  $38,342  $8,684,100   0.44%     $31,517  $5,417,747   0.58%     $32,092  $5,360,885     0.60%
==================================================================================================================================
                                               1996                            1995
                                 ---------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .........  $12,960  $4,013,190   0.32%     $12,254  $3,656,512   0.34%
     One-to-four--subprime .....      281      33,258   0.84         --          --        -
     Five or more units ........      517      56,907   0.91          895      57,321   1.56
   Commercial real estate ......    6,956     260,609   2.67        8,456     270,583   3.13
   Construction ................      773      66,651   1.16          335      28,593   1.17
   Land ........................      466      21,177   2.20          973      21,867   4.45
Non-mortgage:
   Commercial ..................      236      22,136   1.07          259      12,864   2.01
   Automobile ..................    4,303     202,186   2.13          849      56,127   1.51
   Other consumer ..............      802      47,281   1.70        1,122      50,945   2.20
Not specifically allocated .....    2,800        --        -        2,800        --        -
------------------------------------------------------------------------------------------------
     Total loans held for
        investment .............  $30,094  $4,723,395   0.64%     $27,943  $4,154,812   0.67%
================================================================================================


     The following table is a summary of the activity in our allowance for real estate held for investment for the years indicated. The provision reductions in all years were, in general, due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood shopping center investments and to a reduction in the investment in certain joint venture investments. In 1998, $4.3 million of the provision reduction and $7.1 million of charge-offs related to the previously mentioned settlement.

(In Thousands)                     1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------
Balance at beginning of period   $ 7,717    $21,244    $30,071    $34,338    $37,198
Reduction of real estate losses   (3,666)    (5,296)    (3,190)    (3,306)    (2,916)
Charge-offs ...................   (1,920)    (8,231)    (5,637)    (1,035)      --
Recoveries ....................     --         --         --           74         56
-------------------------------------------------------------------------------------
Balance at end of period ......  $ 2,131    $ 7,717    $21,244    $30,071    $34,338
=====================================================================================

     In addition to losses charged against the allowance for loan losses, we have recorded losses on real estate acquired in settlement of loans by direct write-off to net operations of real estate acquired in settlement of loans and against an allowance for losses specifically established for these assets. As of September 30, 1999, we are no longer maintaining an allowance for real estate acquired in settlement of loans as we record the related individual assets at the lower of cost or fair value. The following table is a summary of the activity of our allowance for real estate acquired in settlement of loans for the years indicated.

(In Thousands)                                     1999     1998      1997       1996       1995
--------------------------------------------------------------------------------------------------
Balance at beginning of period ................   $ 533    $ 839    $ 1,078    $ 1,217    $   743
Provision for (reduction of) real estate losses     (45)     455      1,107      1,658      2,498
Charge-offs ...................................    (488)    (761)    (1,346)    (1,797)    (2,024)
--------------------------------------------------------------------------------------------------
Balance at end of period ......................   $--      $ 533    $   839    $ 1,078    $ 1,217
==================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of real estate, sales of loans and mortgage-backed securities, payments of loans and mortgage-backed securities, payments for and sales of loan servicing and income from other investments. Interest rates, real estate sales activity and general economic conditions affect significantly repayments on loans and mortgage-backed securities and deposit inflows and outflows.

     Our primary sources of funds generated during 1999 were from:

     o    principal   repayments--including   prepayments,   but  excluding  our
          refinances  of  our  existing  loans--on  loans  and   mortgage-backed
          securities of $1.7 billion;

     o a net deposit inflow of $1.5 billion, of which certificate of deposits represented $1.3 billion of the total;

     o    a net increase in borrowings of $1.4 billion; and

     o net proceeds related to the issuance of capital securities of $115 million.

We used these funds primarily to originate loans held for investment of $4.9 billion.

     To the extent 2000 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay borrowings, fund existing and future loan and other investment commitments, continue branch improvement programs and maintenance of regulatory liquidity requirements, we will utilize borrowing arrangements with the FHLB and other sources. At December 31, 1999, we had commitments to fund loans amounting to $607 million, undisbursed loan funds and unused lines of credit of $209 million, commitments to purchase investment securities of $15 million, commitments to purchase loans and mortgage-backed securities of $14 million, and other contingent liabilities of $2 million. We believe our current sources of funds will enable us to meet these obligations while maintaining our liquidity at appropriate levels.

     The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. Federal regulators reduced the minimum liquidity ratio in 1997 from 5% to 4%. At December 31, 1999, the Bank's ratio was 4.2% compared to 4.0% at December 31, 1998, and 4.8% at December 31, 1997.

     Downey currently has liquid assets, including due from Bank--interest bearing balances, of $13 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

REGULATORY CAPITAL COMPLIANCE

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of December 31, 1999. The core and tangible capital ratios were 6.27% and the risk-based capital ratio was 12.14%. These levels are down slightly from comparable ratios of 6.83% for core and tangible capital and 12.88% for risk-based capital at December 31, 1998, but continue to exceed the "well capitalized" standards of 5.00% for core and 10.00% for risk-based, as defined by regulation. During 1999, the amount of the Bank's non-includable investment in real estate required to be deducted from regulatory capital increased by $4 million due primarily to DSL Service Company's growth in retained earnings.

                                                            Tangible Capital         Core Capital           Risk-Based Capital
                                                          -------------------     ------------------       --------------------
(Dollars in Thousands)                                      Amount    Ratio         Amount   Ratio           Amount    Ratio
-------------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .................................    $636,213                $636,213                 $636,213
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate ..     (45,498)                (45,498)                 (45,498)
    Goodwill .........................................      (4,070)                 (4,070)                  (4,070)
    Non-permitted mortgage servicing rights ..........      (3,426)                 (3,426)                  (3,426)
   Additions:
    Unrealized losses on securities available for sale       1,568                   1,568                    1,568
    General loss allowance - Investment in DSL
       Service Company ...............................       1,122                   1,122                    1,122
    General loan valuation allowances (1) ............        --                      --                     37,954
-------------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................     585,909   6.27%         585,909   6.27%          623,863   12.14%
Well capitalized requirement .........................     140,191   1.50 (2)      467,304   5.00           513,693   10.00 (3)
-------------------------------------------------------------------------------------------------------------------------------
Excess ...............................................    $445,718   4.77%        $118,605   1.27%         $110,170    2.14%
===============================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 11.41%.

CURRENT ACCOUNTING ISSUE

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

     SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as:

     o a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

     o a hedge of the exposure to variable cash flows of a forecasted transaction; or

     o a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     As part of our secondary marketing activities, we utilize forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 1999, sales contracts amounted to approximately $210 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, we recognize the deferred gains or losses from these contracts in our statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

     This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not anticipate that the financial impact of this statement will have a material impact on us.

YEAR 2000

     Downey was successful in its four phase approach to the year 2000 computer compliance project. The year-end transition from 1999 to year 2000 has not presented any issues to date. Although considered unlikely, Downey could be affected by third party systems that were not as well prepared. Management will continue to monitor the situation and take action as necessary to remediate any problems which might occur and ensure all business processes continue to function properly.

     We estimate that year 2000 project costs will approximate $6.3 million. This cost is in addition to existing personnel who have been working on the year 2000 compliance project. Approximately 50% of the year 2000 compliance project cost represents costs to migrate to a new personal computer environment and to replace specific older automated teller machines, both of which we might otherwise have implemented or replaced during the period notwithstanding the year 2000 issue. Thus, that portion of year 2000 costs will be amortized over the useful life of the equipment. Of the estimated total expense, approximately $4.6 million was incurred through 1999.

     The table below summarizes by year the estimated amount and anticipated timing of the planned year 2000 expense.

(In Millions)                 1997     1998     1999     2000  Thereafter  Total
--------------------------------------------------------------------------------
Estimated Year 2000 expense   $0.1     $1.8     $2.7     $0.9     $0.8     $6.3
================================================================================

SUBSEQUENT EVENT

     On January 21, 2000, the Bank signed a definitive agreement to sell its indirect automobile finance subsidiary, Downey Auto Finance Corp., to Auto One Acceptance Corp., a subsidiary of California Federal Bank. The sale closed on February 29, 2000. Downey Auto Finance Corp.'s loan portfolio totaled $366 million at December 31, 1999. The proceeds from the sale will provide additional capital to further the growth of our residential lending business.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page

         Independent Auditors' Report................................    59
         Consolidated Balance Sheets.................................    60
         Consolidated Statements of Income...........................    61
         Consolidated Statements of Comprehensive Income.............    62
         Consolidated Statements of Stockholders' Equity.............    62
         Consolidated Statements of Cash Flows.......................    63
         Notes to Consolidated Financial Statements..................    65

355 South Grand Avenue
Los Angeles, CA 90071












INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Downey's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/  KPMG LLP

Los Angeles, California
January 21, 2000

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                    -----------------------
(Dollars in Thousands, Except Per Share Data)                                          1999         1998
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash ............................................................................   $  121,146   $   58,510
Federal funds ...................................................................            1       33,751
-----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ...................................................      121,147       92,261
U.S. Treasury securities and agency obligations available for sale, at fair value      171,823      116,061
Municipal securities held to maturity, at amortized cost (estimated market value
    of $6,710 at December 31, 1999, and $6,745 at December 31, 1998) ............        6,728        6,764
Loans held for sale, at lower of cost or market .................................      136,005      447,382
Mortgage-backed securities available for sale, at fair value ....................       21,719       32,146
Loans receivable held for investment ............................................    8,588,339    5,308,837
Investments in real estate and joint ventures ...................................       42,172       49,447
Real estate acquired in settlement of loans .....................................        5,899        4,475
Premises and equipment ..........................................................      107,978      103,979
Federal Home Loan Bank stock, at cost ...........................................      102,392       49,430
Other assets ....................................................................      103,338       59,637
-----------------------------------------------------------------------------------------------------------
                                                                                    $9,407,540   $6,270,419
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ........................................................................   $6,562,761   $5,039,733
Federal Home Loan Bank advances .................................................    2,122,407      695,012
Other borrowings ................................................................          373        8,708
Accounts payable and accrued liabilities ........................................       45,682       40,989
Deferred income taxes ...........................................................       23,899        5,411
-----------------------------------------------------------------------------------------------------------
    Total liabilities ...........................................................    8,755,122    5,789,853
-----------------------------------------------------------------------------------------------------------
Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ......................................................      120,000         --
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ............................................................         --           --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,148,409 shares at December 31, 1999, and 28,131,776
    shares at December 31, 1998 .................................................          281          281
Additional paid-in capital ......................................................       92,385       92,166
Accumulated other comprehensive income (loss) - unrealized gains (losses)
    on securities available for sale ............................................       (1,568)         753
Retained earnings ...............................................................      441,320      387,366
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity ..................................................      532,418      480,566
-----------------------------------------------------------------------------------------------------------
                                                                                    $9,407,540   $6,270,419
===========================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Years Ended December 31,
                                                                           --------------------------------------
(Dollars in Thousands, Except Per Share Data)                                 1999          1998          1997
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans receivable ....................................................    $519,006      $421,942      $404,081
    U.S. Treasury securities and agency obligations .....................       8,025         7,078         8,300
    Mortgage-backed securities ..........................................       1,638         2,780         3,633
    Other investments ...................................................       5,082         8,604         4,404
-----------------------------------------------------------------------------------------------------------------
       Total interest income ............................................     533,751       440,404       420,418
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
    Deposits ............................................................     256,764       248,337       227,521
    Borrowings ..........................................................      64,161        17,720        38,739
    Capital securities ..................................................       5,348          --            --
-----------------------------------------------------------------------------------------------------------------
       Total interest expense ...........................................     326,273       266,057       266,260
-----------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME .................................................     207,478       174,347       154,158
PROVISION FOR LOAN LOSSES ...............................................      11,270         3,899         8,640
-----------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses .................     196,208       170,448       145,518
-----------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
    Loan and deposit related fees .......................................      20,097        15,645        10,921
    Real estate and joint ventures held for investment, net:
       Net gains on sales of wholly owned real estate ...................       5,206         2,557         2,904
       Reduction of losses on real estate and joint ventures ............       3,666         5,296         3,190
       Operations, net ..................................................      10,430        14,510         8,128
    Secondary marketing activities:
       Loan servicing fees ..............................................       1,672           259         1,276
       Net gains on sales of loans and mortgage-backed securities .......      14,806         6,462         2,675
    Net gains on sales of investment securities .........................         288            68          --
    Other ...............................................................       3,113         2,556         6,094
-----------------------------------------------------------------------------------------------------------------
       Total other income, net ..........................................      59,278        47,353        35,188
-----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
    Salaries and related costs ..........................................      86,163        66,152        54,366
    Premises and equipment costs ........................................      20,617        16,834        15,272
    Advertising expense .................................................       8,595         5,954         6,847
    Professional fees ...................................................       2,502         2,867         5,113
    SAIF insurance premiums and regulatory assessments ..................       3,937         3,832         3,439
    Other general and administrative expense ............................      22,568        20,251        14,519
-----------------------------------------------------------------------------------------------------------------
       Total general and administrative expense .........................     144,382       115,890        99,556
-----------------------------------------------------------------------------------------------------------------
    Net operation of real estate acquired in settlement of loans ........          19           260         1,184
    Amortization of excess of cost over fair value of net assets acquired         474           510           532
-----------------------------------------------------------------------------------------------------------------
       Total operating expense ..........................................     144,875       116,660       101,272
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..............................................     110,611       101,141        79,434
Income taxes ............................................................      46,807        43,168        34,200
-----------------------------------------------------------------------------------------------------------------
    NET INCOME ..........................................................    $ 63,804      $ 57,973      $ 45,234
=================================================================================================================
PER SHARE INFORMATION:
    BASIC ...............................................................    $   2.27      $   2.06      $   1.61
=================================================================================================================
    DILUTED .............................................................    $   2.26      $   2.05      $   1.61
=================================================================================================================
    CASH DIVIDENDS DECLARED AND PAID ....................................    $  0.350      $  0.316      $  0.301
=================================================================================================================
    Weighted average diluted shares outstanding .........................  28,175,537    28,176,243    28,140,200
=================================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                     Years Ended December 31,
                                                                                  -----------------------------
(In Thousands)                                                                       1999       1998      1997
---------------------------------------------------------------------------------------------------------------
NET INCOME .....................................................................   $63,804    $57,973   $45,234
---------------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:  Unrealized  gains
   (losses) on securities available for sale:
     U.S. Treasury securities and agency obligations
       available for sale, at fair value .......................................    (1,874)     1,104     1,331
     Less reclassification of realized gains, net of losses included in income .      (166)       (39)     --
     Mortgage-backed securities available for sale, at fair value ..............      (281)      (422)      338
---------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss), net of income taxes ................    (2,321)       643     1,669
---------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ...........................................................   $61,483    $58,616   $46,903
===============================================================================================================


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Accumulated
                                                          Additional     Other
                                                 Common    Paid-in   Comprehensive   Retained
(Dollars in Thousands, Except Per Share Data)     Stock    Capital   Income (Loss)   Earnings       Total
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1996 ..................  $255     $22,607     $(1,559)     $370,268      $391,571
Cash dividends, $0.301 per share ...............   --         --          --          (8,454)       (8,454)
Stock dividend .................................    13      23,012        --         (23,034)           (9)
Exercise of stock options ......................   --          335        --            --             335
Unrealized gain on securities available for sale   --         --         1,669          --           1,669
Net income .....................................   --         --          --          45,234        45,234
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 ..................   268      45,954         110       384,014       430,346
Cash dividends, $0.316 per share ...............   --         --          --          (8,889)       (8,889)
Stock dividend .................................    13      45,702        --         (45,732)          (17)
Exercise of stock options ......................   --          510        --            --             510
Unrealized gain on securities available for sale   --         --           643          --             643
Net income .....................................   --         --          --          57,973        57,973
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 ..................   281      92,166         753       387,366       480,566
Cash dividends, $0.350 per share ...............   --         --          --          (9,850)       (9,850)
Exercise of stock options ......................   --          219        --            --             219
Unrealized loss on securities available for sale   --         --        (2,321)         --          (2,321)
Net income .....................................   --         --          --          63,804        63,804
-----------------------------------------------------------------------------------------------------------
Balances at December 31, 1999 ..................  $281     $92,385     $(1,568)     $441,320      $532,418
===========================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31,
                                                                                   ----------------------------------------
(In Thousands)                                                                         1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................  $    63,804   $    57,973   $    45,234
   Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization .............................................        8,631         7,052         9,389
      Provision for (recovery of) losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures and
        other assets ............................................................        7,640        (1,017)        6,780
      Net gains on sales of loans and mortgage-backed securities, investment
        securities, real estate and other assets ................................      (27,086)      (20,365)       (9,210)
      Interest capitalized on loans (negative amortization) .....................      (29,429)      (18,953)      (12,885)
      Federal Home Loan Bank stock dividends ....................................       (2,941)       (2,728)       (2,638)
   Loans originated for sale ....................................................   (2,042,274)   (2,162,583)     (289,271)
   Proceeds from sales of loans originated for sale .............................      935,485     1,130,164       179,046
   Other, net ...................................................................          967         4,314         1,559
---------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ..........................................   (1,085,203)   (1,006,143)      (71,996)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
      Maturities of U.S. Treasury securities and agency obligations .............         --          10,001         9,875
      Sales of U.S. Treasury securities and agency obligations available for sale       67,195        60,319          --
      Sales of mortgage-backed securities available for sale ....................    1,386,151       608,158        88,723
      Sales of loans held for investment ........................................       50,856          --         294,469
      Sales of wholly owned real estate and real estate acquired in settlement
        of loans ................................................................       25,863        14,035        15,043
   Purchase of:
      U.S. Treasury securities and agency obligations available for sale ........     (126,403)      (25,000)      (25,000)
      Federal Home Loan Bank stock ..............................................      (50,021)       (2,617)         --
      Loans receivable held for investment ......................................      (49,669)       (7,463)      (35,828)
   Loans  receivable  originated  held  for  investment  (net of  refinances  of
      $145,316, at December 31, 1999, $120,638 at December 31, 1998 and $56,366
        at December 31, 1997) ...................................................   (4,938,395)   (1,854,801)   (1,961,710)
   Principal payments on loans receivable held for investment and mortgage-backed
      securities available for sale .............................................    1,688,205     1,830,492     1,086,551
   Net change in undisbursed loan funds .........................................       38,154        43,222        13,356
   Proceeds from (investments in) real estate held for investment ...............      (10,712)       (4,074)        5,115
   Other, net ...................................................................      (14,655)      (10,147)      (14,086)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ............................   (1,933,431)      662,125      (523,492)
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                             Years Ended December 31,
                                                                                   ----------------------------------------
(In Thousands)                                                                         1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits .....................................................  $ 1,523,028     $ 169,755     $ 696,876
   Net increase (decrease) in securities sold under agreements to repurchase ....         --         (34,803)       34,803
   Proceeds from Federal Home Loan Bank advances ................................    7,166,737       857,200       872,900
   Repayments of Federal Home Loan Bank advances ................................   (5,739,342)     (514,646)     (907,325)
   Net decrease in other borrowings .............................................       (8,335)      (87,766)     (111,988)
   Proceeds from issuance of capital securities, net ............................      115,063          --            --
   Proceeds from exercise of stock options ......................................          219           510           335
   Cash dividends ...............................................................       (9,850)       (8,889)       (8,454)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities .......................................    3,047,520       381,361       577,147
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ............................       28,886        37,343       (18,341)
Cash and cash equivalents at beginning of year ..................................       92,261        54,918        73,259
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................  $   121,147     $  92,261     $  54,918
===========================================================================================================================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest ...................................................................  $   325,769     $ 266,407     $ 267,589
     Income taxes ...............................................................       22,064        52,784        23,572
Supplemental disclosure of non-cash investing:
   Loans transferred from held for investment to held for sale ..................       55,754          --         290,558
   Loans transferred to held for investment from held for sale ..................       13,184         3,056          --
   Loans exchanged for mortgage-backed securities ...............................    1,387,364       608,831        89,522
   Real estate acquired in settlement of loans ..................................       11,263        14,958        23,686
   Loans to facilitate the sale of real estate acquired in settlement of loans ..        6,501        14,084        21,919
===========================================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 and 1997

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

     Downey is required to carry its loans held for sale portfolio, mortgage-backed and investment securities available for sale portfolio, real estate acquired in settlement of loans and real estate held for investment or under development at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset. Such estimates related to the mortgage-backed and investment securities portfolios include published bid prices or bid quotations received from securities dealers. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Mortgage-backed Securities Purchased Under Resale Agreements, U.S. Treasury Securities and Agency Obligations, Other Investment Securities, Municipal Securities and Mortgage-backed Securities

     Downey has established written guidelines and objectives for its investing activities. At the time of purchase of a mortgage-backed security purchased under resale agreement, U.S. Treasury security and agency obligation, other investment security, municipal security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey's investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

     Held to Maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held to maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. It is the positive intent of Downey, and Downey has the ability, to hold these securities until maturity as part of its portfolio of long-term, interest-earning assets. If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

     Available for Sale. Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity and, in the case of mortgage-backed securities, adjusted for anticipated prepayments. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

     Realized gains and losses on the sale of securities available for sale, determined using the specific identification method and recorded on a trade date basis, are reflected in earnings.

     Held for Trading. Securities held for trading are carried at market value. Realized and unrealized gains and losses are reflected in earnings.

     Loans Held for Sale

     Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or market value. In response to unforeseen events such as changes in regulatory capital requirements, liquidity shortfalls, changes in the availability of sources of funds and excess loan demand by borrowers that could not be controlled immediately by loan price changes, Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred at amortized cost and the lower of cost or market method is then applied.

     Gains or Losses On Sales of Loans and Mortgage Servicing Assets

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Effective January 1, 1997, Downey began capitalizing mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

     The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on Downey's estimated net servicing income, market prepayment rates and market-adjusted discount rates. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by Downey for the purposes of capitalization and impairment evaluation include loan type, interest rate tranche, loan term and collateral type. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

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

     Allowance for Loan Losses

     The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and adequate general valuation allowances to cover loan losses. In determining the allowance for loan losses related to specific

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     major loans, management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Downey reviews all loans under $1 million by analyzing their performance and composition of their collateral as a whole, because of the relatively homogeneous nature of the portfolios. Specific valuation allowances for secured loans are determined by the excess of the recorded investment in the loan over the fair value, where appropriate, of the collateral. In determining overall general valuation allowances to be maintained and the loan loss allowance ratios, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans by Downey's Internal Asset Review Committee, industry experience, historical loss experience, year of origination, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance, credit grade and estimated collateral values.

     Downey considers a loan to be impaired when, based upon current information and events, it believes it is probable that Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, Downey considers large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. Downey bases the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

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

     Downey utilizes the equity method of accounting for investments in non-controlled joint ventures and the consolidation method for investments in controlled joint ventures. All intercompany profits are eliminated.

     Income from the sale of real estate is recognized principally when title to the property has passed to the buyer, minimum down payment requirements are met and the terms of any notes received by Downey

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     satisfy continuing investment requirements. At the time of sale, costs are relieved from real estate projects on a relative sales value basis and charged to operations.

     Real Estate Acquired in Settlement of Loans

     Real estate acquired through foreclosure is initially recorded at fair value (net of an allowance for estimated selling costs and delinquent property taxes) at the date of foreclosure, and a writedown is recorded or a valuation allowance is established for any subsequent declines in fair value. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Stock Option Plan

     Downey records compensation expense on the date of grant only if the current market price of the underlying stock exceeded the exercise price rather than recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. However, Downey provides pro forma net income and pro forma net income per share disclosures for employee stock option grants made since 1995 as if the fair-value of all stock-based awards as of the grant date are recognized as expense over the vesting period.

     Per Share Information

     Two earnings per share ("EPS") measures are presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

     Current Accounting Pronouncement

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

     SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. Sales contracts amounted to approximately $210 million at December 31, 1999. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

     This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. It is not anticipated that the financial impact of this statement will have a material impact on Downey.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

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

(3)  U.S. TREASURY SECURITIES AND AGENCY OBLIGATIONS AVAILABLE FOR SALE

     The amortized cost and estimated market value of U.S. Treasury securities and agency obligations available for sale are summarized as follows:

                                                  Gross       Gross    Estimated
                                    Amortized  Unrealized  Unrealized   Market
     (In Thousands)                   Cost        Gains      Losses      Value
     ---------------------------------------------------------------------------
     December 31, 1999 ..........   $174,223     $ --        $2,400    $171,823
     ===========================================================================
     December 31, 1998 ..........   $114,882     $1,193      $   14    $116,061
     ===========================================================================

     The amortized cost and estimated market value of U.S. Treasury securities and agency obligations available for sale at December 31, 1999, by contractual maturity, are shown below.

                                                            Amortized    Market
     (In Thousands)                                           Cost        Value
     ---------------------------------------------------------------------------
     Due in one year or less ...........................    $ 25,000    $ 24,724
     Due after one year through five years (1) .........     149,223     147,099
     ---------------------------------------------------------------------------
        Total ..........................................    $174,223    $171,823
     ===========================================================================

     (1)  No investment matures beyond five years.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Proceeds, gross realized gains and losses on the sales of U.S. Treasury securities and agency obligations available for sale are summarized as follows:

     (In Thousands)                                  1999       1998      1997
     ---------------------------------------------------------------------------
     Proceeds .................................    $67,195    $60,319    $  --
     ===========================================================================
     Gross realized gains .....................    $   288    $    68    $  --
     ===========================================================================
     Gross realized losses ....................    $  --      $  --      $  --
     ===========================================================================

     Net unrealized losses on investment securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $2.4 million, or $1.4 million net of income taxes, at December 31, 1999, compared to net unrealized gains of $1.2 million, or $0.7 million net of income taxes, at December 31, 1998.

(4) LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER INVESTMENT SECURITIES HELD TO MATURITY

     Loans and Mortgage-backed Securities Purchased Under Resale Agreements

     There were no outstanding loans or mortgage-backed securities purchased under resale agreements at December 31, 1999 or 1998. The average interest rate and balance of such transactions was 5.16% and $4 million, respectively, during 1999 and 5.67% and $73 million, respectively, during 1998. There was no amount outstanding at any month-end during 1999 compared to the maximum amount outstanding at any month-end during 1998 of $110 million.

     Municipal Securities Held to Maturity

     The amortized cost and estimated market value of municipal securities held to maturity are summarized as follows:

                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized   Market
     (In Thousands)                   Cost       Gains       Losses      Value
     ---------------------------------------------------------------------------
     December 31, 1999 ...........   $6,728     $  --         $18       $6,710
     ===========================================================================
     December 31, 1998 ...........   $6,764     $  --         $19       $6,745
     ===========================================================================

     All but $30,000 of the investment at December 31, 1999 and all the investment in 1998 represents an industrial revenue bond on which the interest income is not subject to federal income taxes and matures in 2015.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(5)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market value of the mortgage-backed securities available for sale are summarized as follows:

                                                Gross       Gross      Estimated
                                 Amortized   Unrealized   Unrealized     Market
     (In Thousands)                 Cost        Gains       Losses       Value
     ---------------------------------------------------------------------------
     December 31, 1999:
        GNMA certificates .....   $ 5,112       $100         $  1       $ 5,211
        FNMA certificates .....       125          3          --            128
        FHLMC certificates ....     8,936        --           257         8,679
        Non-agency certificates     7,897         10          206         7,701
     ---------------------------------------------------------------------------
           Total ..............   $22,070       $113         $464       $21,719
     ===========================================================================
     December 31, 1998:
        GNMA certificates .....   $ 7,027       $309         $--        $ 7,336
        FNMA certificates .....       145          6          --            151
        FHLMC certificates ....    13,668        --             6        13,662
        Non-agency certificates    11,164          1          168        10,997
     ---------------------------------------------------------------------------
           Total ..............   $32,004       $316         $174       $32,146
     ===========================================================================

     Net unrealized losses on mortgage-backed securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $0.4 million, or $0.2 million net of income taxes, at December 31, 1999. At December 31, 1998, net unrealized gains were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $0.1 million, or $81,400 net of income taxes.

     Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

     (In Thousands)                               1999         1998        1997
     ---------------------------------------------------------------------------
     Proceeds .............................    $1,386,151    $608,158    $88,723
     ===========================================================================
     Gross realized gains .................    $   14,017    $  3,490    $   728
     ===========================================================================
     Gross realized losses ................    $    2,504    $  3,814    $   928
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(6)  LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                       December 31,
                                                               ---------------------------
     (In Thousands)                                                1999           1998
     -------------------------------------------------------------------------------------
     Held for investment:
        Loans secured by real estate:
           Residential:
             One-to-four units .............................    $6,155,399     $4,047,182
             One-to-four units - subprime ..................     1,639,401        588,951
             Five or more units ............................        21,055         40,029
           Commercial real estate ..........................       148,327        140,790
           Construction ....................................       176,487        127,761
           Land ............................................        67,631         44,859
        Non-mortgage:
           Commercial ......................................        26,667         28,293
           Automobile ......................................       399,789        357,988
           Other consumer ..................................        49,344         41,894
     -------------------------------------------------------------------------------------
             Total loans receivable held for investment ....     8,684,100      5,417,747
        Less:
           Undisbursed loan funds ..........................      (125,159)      (108,414)
           Net deferred costs and premiums .................        67,740         31,021
           Allowance for estimated losses ..................       (38,342)       (31,517)
     -------------------------------------------------------------------------------------
             Total loans receivable held for investment, net    $8,588,339     $5,308,837
     =====================================================================================
     Held for sale:
        Loans secured by residential one-to-four units .....    $  136,005     $  447,382
     =====================================================================================

     Over 93% of the real estate securing Downey's loans is located in California.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     A summary of activity in the allowance for loan losses for loans receivable held for investment during 1999, 1998 and 1997 follows:

                                                                                                 Not
                                                    Real                             Other  Specifically
     (In Thousands)                                Estate   Commercial  Automobile  Consumer   Allocated     Total
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ...........     $21,953     $ 236      $ 4,303     $ 802      $2,800     $30,094
     Provision for (reduction of) loan losses         207       (40)       8,181       292        --         8,640
     Charge-offs ............................      (2,389)     --         (5,109)     (275)       --        (7,773)
     Recoveries .............................         485      --            641         5        --         1,131
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ...........      20,256       196        8,016       824       2,800      32,092
     Provision for (reduction of) loan losses      (1,480)       22        5,287        70        --         3,899
     Charge-offs ............................      (1,103)     --         (6,118)     (151)       --        (7,372)
     Recoveries .............................       1,735      --          1,159         4        --         2,898
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998 ...........      19,408       218        8,344       747       2,800      31,517
     Provision for loan losses ..............       9,252       116        1,879        23        --        11,270
     Charge-offs ............................        (580)     --         (4,795)     (160)       --        (5,535)
     Recoveries .............................         250      --            831         9        --         1,090
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999 ...........     $28,330     $ 334      $ 6,259     $ 619      $2,800     $38,342
     ==============================================================================================================

     Net charge-offs represented 0.06%, 0.08% and 0.13% of average loans for 1999, 1998 and 1997, respectively.

     All impaired loans at December 31, 1999 and 1998 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

                                                Net         Specific       Net
     (In Thousands)                       Carrying Value   Allowance     Balance
     ---------------------------------------------------------------------------
     December 31, 1999:
        Loans with specific allowances ..    $  --           $  --       $  --
        Loans without specific allowances     13,049            --        13,049
     ---------------------------------------------------------------------------
        Total impaired loans ............    $13,049         $  --       $13,049
     ===========================================================================
     December 31, 1998:
        Loans with specific allowances ..    $  --           $  --       $  --
        Loans without specific allowances     13,302            --        13,302
     ---------------------------------------------------------------------------
        Total impaired loans ............    $13,302         $  --       $13,302
     ===========================================================================

     The average recorded investment in impaired loans during 1999 totaled $13 million, $14 million in 1998 and $15 million in 1997. During 1999, total interest recognized on the impaired loan portfolio was $1.9 million, compared to $2.0 million in both 1998 and 1997.

     The combined weighted average interest yield on loans receivable held for investment and sale was 7.67% and 7.73% as of December 31, 1999 and 1998, respectively, and averaged 7.48%, 7.89% and 7.81% during 1999, 1998 and 1997, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $33 million and $22 million as of December 31, 1999 and 1998, respectively. There were no troubled debt restructurings on accrual status as of December 31, 1999 and 1998.

     Interest due on non-accrual loans, but excluded from interest income, was approximately $1.1 million for 1999, $0.5 million for 1998 and $1.8 million for 1997.

     Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates ("related parties") on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. Those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 1999 and 1998, the Bank had extended loans to a director and his associates totaling $27 million and $26 million, respectively. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 1999 and 1998:

     (In Thousands)                                          1999         1998
     ---------------------------------------------------------------------------
     Balance at beginning of period ...................    $25,763      $27,094
     Additions ........................................      4,149         --
     Repayments .......................................     (3,255)      (1,331)
     ---------------------------------------------------------------------------
     Balance at end of period .........................    $26,657      $25,763
     ===========================================================================

(7)  LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $2.9 billion and $1.0 billion at December 31, 1999 and 1998, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $5 million and $3 million at December 31, 1999 and 1998, respectively.

     Mortgage servicing rights of $29.3 million, $7.3 million and $1.2 million related to loans sold with servicing rights retained were capitalized in 1999, 1998 and 1997, respectively. Mortgage servicing rights have been written down to their fair value of $34.3 million, $7.8 million and $2.0 million at December 31, 1999, 1998 and 1997, respectively. Amortization of mortgage servicing rights was $3.1 million in 1999, $0.7 million in 1998 and $0.3 million in 1997.

     A summary of activity in the allowance for mortgage servicing rights during 1999, 1998 and 1997 is as follows:

     (In Thousands)                                  1999        1998      1997
     ---------------------------------------------------------------------------
     Balance at beginning of period .............   $ 464      $  206     $ 101
     Additions ..................................     195       1,350       249
     Reductions .................................    (446)       (581)     (144)
     Impairment write-down ......................    (210)       (511)     --
     ---------------------------------------------------------------------------
     Balance at end of period ...................   $   3      $  464     $ 206
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(8)  INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Investments in real estate and joint ventures are summarized as follows:

                                                                             December 31,
                                                                        ---------------------
     (In Thousands)                                                       1999         1998
     ----------------------------------------------------------------------------------------
     Gross investments in real estate .............................     $46,715      $57,084
     Accumulated depreciation .....................................      (7,127)      (9,215)
     Allowance for estimated losses ...............................      (2,131)      (6,305)
     ----------------------------------------------------------------------------------------
        Investments in real estate ................................      37,457       41,564
     ----------------------------------------------------------------------------------------
     Investments in and interest bearing advances to joint ventures       4,715        9,295
     Joint venture valuation allowance ............................        --         (1,412)
     ----------------------------------------------------------------------------------------
        Investments in joint ventures .............................       4,715        7,883
     ----------------------------------------------------------------------------------------
        Total investments in real estate and joint ventures .......     $42,172      $49,447
     =======================================================================================

     The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of $1 million and general valuation allowances of $1 million, at December 31, 1999:

     (In Thousands)                                             California   Arizona   Other    Total
     --------------------------------------------------------------------------------------------------
     Shopping centers ......................................    $ 28,750     $6,758    $--     $35,508
     Office buildings ......................................         713        450     --       1,163
     Residential ...........................................       1,032       --       --       1,032
     Land ..................................................       4,956        176     459      5,591
     --------------------------------------------------------------------------------------------------
        Total real estate before general valuation allowance    $ 35,451     $7,384    $459    $43,294
     ==================================================================================================
     General valuation allowance ...........................                                    (1,122)
     --------------------------------------------------------------------------------------------------
     Net investment in real estate and joint ventures ......                                   $42,172
     ==================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     A summary of real estate and joint venture operations included in Downey's results of operations follows:

     (In Thousands)                                               1999         1998         1997
     ---------------------------------------------------------------------------------------------
     Wholly owned operations:
        Rental operations:
           Rental income ..................................     $ 4,950      $ 5,189      $ 4,689
           Costs and expenses .............................      (1,128)      (1,466)      (2,372)
     ---------------------------------------------------------------------------------------------
             Net rental operations ........................       3,822        3,723        2,317
        Net gains on sales of real estate .................       5,206        2,557        2,904
        Reduction of losses on real estate ................       2,266        5,081          985
     ---------------------------------------------------------------------------------------------
           Total wholly owned operations ..................      11,294       11,361        6,206
     ---------------------------------------------------------------------------------------------
     Joint venture operations:
        Equity in net income from joint ventures ..........       5,352        9,203        3,931
        Reduction of losses provided by DSL Service Company       1,400          215        2,205
     ---------------------------------------------------------------------------------------------
           Net joint venture operations ...................       6,752        9,418        6,136
     Interest from joint venture advances .................       1,256        1,584        1,880
     ---------------------------------------------------------------------------------------------
        Total joint venture operations ....................       8,008       11,002        8,016
     ---------------------------------------------------------------------------------------------
           Total ..........................................     $19,302      $22,363      $14,222
     =============================================================================================

     Activity in the allowance for losses on real estate and investments in joint ventures for 1999, 1998 and 1997 is as follows:

                                                     Real Estate  Commercial    Residential
                                                      Held for    Real Estate   Real Estate  Investments
                                                      or Under     Held for      Held for     In Joint
     (In Thousands)                                  Development  Investment    Investment    Ventures      Total
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996 ................    $ 5,337      $ 5,116       $11,841      $ 7,777      $30,071
     Provision for (reduction of) estimated losses        492       (1,403)          (74)      (2,205)      (3,190)
     Charge-offs .................................       --         (1,692)         --         (3,945)      (5,637)
     Recoveries ..................................       --           --            --           --           --
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ................      5,829        2,021        11,767        1,627       21,244
     Provision for (reduction of) estimated losses         33         (427)       (4,687)        (215)      (5,296)
     Charge-offs .................................     (1,151)        --          (7,080)        --         (8,231)
     Recoveries ..................................       --           --            --           --           --
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998 ................      4,711        1,594          --          1,412        7,717
     Reduction of estimated losses ...............     (1,741)        (525)         --         (1,400)      (3,666)
     Charge-offs .................................     (1,908)        --            --            (12)      (1,920)
     Recoveries ..................................       --           --            --           --           --
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999 ................    $ 1,062      $ 1,069       $  --        $  --        $ 2,131
     ==============================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Condensed financial information of joint ventures reported on the equity method is as follows:

     Condensed Combined Balance Sheets - Joint Ventures

                                                                          December 31,
                                                                     ---------------------
     (In Thousands)                                                    1999        1998
     -------------------------------------------------------------------------------------
     ASSETS
     Cash ......................................................     $ 1,870     $  2,776
     Projects under development ................................      12,523       18,526
     Completed projects ........................................      25,155       31,372
     Other assets ..............................................       2,903        3,509
     -------------------------------------------------------------------------------------
                                                                     $42,451     $ 56,183
     =====================================================================================
     LIABILITIES AND EQUITY
     Liabilities:
        Notes payable to the Bank ..............................     $34,697     $ 46,544
        Notes payable to others ................................       3,230        3,633
        Other ..................................................       6,175        6,996
     Equity (deficit):
        DSL Service Company (1) ................................       4,715        7,883
        Allowance for losses recorded by DSL Service Company (2)        --          1,412
        Other partners' (2) ....................................      (6,366)     (10,285)
     -------------------------------------------------------------------------------------
          Net deficit ..........................................      (1,651)        (990)
     -------------------------------------------------------------------------------------
                                                                     $42,451     $ 56,183
     =====================================================================================

     (1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
     (2) The aggregate other partners' deficit of $6 million and $10 million at December 31, 1999 and 1998, respectively, represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. There were no allowances at December 31, 1999, and $1 million at December 31, 1998. These valuation allowances are less than the other partners' deficit as the fair value of the real estate assets of certain joint venture partnerships in which the other partners' equity was a deficit exceeded the amount of third party notes and DSL Service Company's investment thereby eliminating the need for a valuation allowance since the sale of the real estate would allow DSL Service Company to realize its investment and provide a profit to the partners.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Condensed Combined Statements of Operations - Joint Ventures

     (In Thousands)                                            1999         1998         1997
     ------------------------------------------------------------------------------------------
     Real estate sales:
         Sales .........................................    $ 40,096     $ 59,095     $ 82,696
         Cost of sales .................................     (31,770)     (39,261)     (72,255)
     ------------------------------------------------------------------------------------------
          Net gains on sales ...........................       8,326       19,834       10,441
     ------------------------------------------------------------------------------------------
     Rental operations:
         Rental income .................................       5,825        6,252        8,280
         Operating expenses ............................      (2,192)      (2,409)      (1,729)
         Interest, depreciation and other expenses .....      (4,236)      (5,271)      (9,130)
     ------------------------------------------------------------------------------------------
          Net loss on rental operations ................        (603)      (1,428)      (2,579)
     ------------------------------------------------------------------------------------------
     Net income ........................................       7,723       18,406        7,862
     Less other partners' share of net income ..........       2,371        9,203        3,931
     ------------------------------------------------------------------------------------------
     DSL Service Company's share of net income .........       5,352        9,203        3,931
     Reduction of losses provided by DSL Service Company       1,400          215        2,205
     ------------------------------------------------------------------------------------------
     DSL Service Company's share of net income .........    $  6,752     $  9,418     $  6,136
     ==========================================================================================

(9)  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     The type and amount of real estate acquired in settlement of loans is summarized as follows:

                                                                    December 31,
                                                                 ------------------
     (In Thousands)                                               1999       1998
     ------------------------------------------------------------------------------
     One-to-four unit residential ............................   $4,973    $ 4,708
     One-to-four unit residential - subprime .................      926        300
     ------------------------------------------------------------------------------
        Total real estate acquired in settlement of loans ....    5,899      5,008
     Allowance for estimated losses ..........................     --         (533)
     ------------------------------------------------------------------------------
        Total real estate acquired in settlement of loans, net   $5,899    $ 4,475
     ==============================================================================

     A summary of net operation of real estate acquired in settlement of loans included in Downey's results of operations follows:

     (In Thousands)                                                       1999       1998        1997
     --------------------------------------------------------------------------------------------------
     Net gains on sales (1) .........................................    $(704)    $(1,417)    $(1,299)
     Net operating expense ..........................................      768       1,222       1,376
     Provision for (reduction of) estimated losses ..................      (45)        455       1,107
     --------------------------------------------------------------------------------------------------
        Net operations of real estate acquired in settlement of loans    $  19     $   260     $ 1,184
     ==================================================================================================

     (1) Includes $1.1 million in 1997 associated with the sale of a shopping center.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Activity in the allowance for estimated losses on real estate acquired through foreclosure for 1999, 1998 and 1997 is as follows:

     (In Thousands)                                       1999      1998       1997
     --------------------------------------------------------------------------------
     Balance at beginning of period .................    $ 533     $ 839     $ 1,078
     Provision for  (reduction of) real estate losses      (45)      455       1,107
     Charge-offs ....................................     (488)     (761)     (1,346)
     --------------------------------------------------------------------------------
     Balance at end of period .......................    $--       $ 533     $   839
     ================================================================================

(10) PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                               December 31,
                                                         -----------------------
     (In Thousands)                                         1999          1998
     ---------------------------------------------------------------------------
     Land ..........................................     $ 23,653      $ 24,471
     Building and improvements .....................       90,591        88,384
     Furniture, fixtures and equipment .............       64,693        52,080
     Construction in progress ......................           18           196
     Other .........................................           62            62
     ---------------------------------------------------------------------------
        Total premises and equipment ...............      179,017       165,193
     Accumulated depreciation and amortization .....      (71,039)      (61,214)
     ---------------------------------------------------------------------------
        Total premises and equipment, net ..........     $107,978      $103,979
     ===========================================================================

     Downey has commitments under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period. Rental expense was $2.1 million in 1999, $1.7 million in 1998 and $1.4 million in 1997. The following table summarizes future minimum rental commitments under noncancelable leases.

     (In Thousands)
     ---------------------------------------------------------------------------
     2000 ............................................................    $2,117
     2001 ............................................................     1,917
     2002 ............................................................     1,227
     2003 ............................................................       857
     2004 ............................................................       507
     Thereafter (1) ..................................................       432
     ---------------------------------------------------------------------------
     Total future lease commitments ..................................    $7,057
     ===========================================================================

     (1) There are no lease commitments beyond the year 2009 though options to renew at that time are available.

(11) FEDERAL HOME LOAN BANK STOCK

     The Bank's required investment in FHLB stock, based on December 31, 1999 financial data, was $104 million. The investment in FHLB stock amounted to $102 million and $49 million at December 31, 1999 and 1998, respectively. The Bank received a $1 million stock dividend and will purchase additional stock amounting to $1 million in the first quarter of 2000 thereby increasing the Bank's investment to the required amount.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(12) OTHER ASSETS

     Other assets are summarized as follows:

                                                                 December 31,
                                                             -------------------
     (In Thousands)                                             1999       1998
     ---------------------------------------------------------------------------
     Accounts receivable ................................    $  3,338    $ 4,151
     Accrued interest receivable:
        Loans ...........................................      43,240     27,949
        Mortgage-backed securities ......................         123        182
        Investment securities ...........................       3,360      2,618
     Prepaid expenses ...................................      12,362     10,172
     Excess of purchase price over fair value of assets
        acquired and liabilities assumed, net ...........       4,070      4,543
     Mortgage servicing rights, net .....................      34,263      7,793
     Repossessed automobiles, net .......................         314        569
     Other ..............................................       2,268      1,660
     ---------------------------------------------------------------------------
        Total other assets ..............................    $103,338    $59,637
     ===========================================================================

(13) DEPOSITS

     Deposits are summarized as follows:

                                                              December 31,
                                             --------------------------------------------
                                                     1999                     1998
                                             --------------------------------------------
                                             Weighted                 Weighted
                                             Average                  Average
     (Dollars in Thousands)                    Rate     Amount          Rate     Amount
     ------------------------------------------------------------------------------------
     Transaction accounts (1) .........       2.46%   $1,489,939       2.30%   $1,238,062
     Certificates of deposit:
        Less than 3.00% ...............       2.47         8,717       2.62        25,126
        3.00-3.49 .....................       3.02            16       3.01           593
        3.50-3.99 .....................       3.92         3,786       3.88        51,474
        4.00-4.49 .....................       4.32       210,127       4.39       428,316
        4.50-4.99 .....................       4.78       939,858       4.80       668,204
        5.00-5.99 .....................       5.56     3,623,632       5.53     2,421,333
        6.00-6.99 .....................       6.07       284,984       6.06       204,065
        7.00 and greater ..............       7.32         1,702       7.24         2,560
     ------------------------------------------------------------------------------------
          Total certificates of deposit       5.39     5,072,822       5.26     3,801,671
     ------------------------------------------------------------------------------------
          Total deposits ..............       4.72%   $6,562,761       4.53%   $5,039,733
     ====================================================================================

     (1)  Included  in  these  amounts  is $182  million  and  $155  million  of
          non-interest   bearing   accounts  at  December  31,  1999  and  1998,
          respectively.

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $1.7 billion and $1.3 billion at December 31, 1999 and 1998, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     At December 31, 1999, scheduled maturities of certificates of deposit are as follows:

                                                          Weighted
     (Dollars in Thousands)                             Average Rate    Amount
     ---------------------------------------------------------------------------
     2000 ..............................................    5.28%     $3,894,116
     2001 ..............................................    5.72       1,126,832
     2002 ..............................................    5.83          27,594
     2003 ..............................................    5.42          19,943
     2004 ..............................................    5.08           3,955
     Thereafter ........................................    5.71             382
     ---------------------------------------------------------------------------
       Total ...........................................    5.39%     $5,072,822
     ===========================================================================

     The weighted average cost of deposits averaged 4.51%, 4.87% and 4.96% during 1999, 1998 and 1997, respectively.

     As of December 31, 1999 and 1998 public funds of approximately $3 million and $5 million, respectively, are secured by mortgage loans with a carrying value of approximately $5 million and $7 million at December 31, 1999 and 1998, respectively.

     Interest expense on deposits by type is summarized as follows:

     (In Thousands)                               1999        1998        1997
     ---------------------------------------------------------------------------
     Transaction accounts ..................    $ 32,376    $ 22,866    $ 18,239
     Certificate accounts ..................     224,388     225,471     209,282
     ---------------------------------------------------------------------------
        Total deposit interest expense .....    $256,764    $248,337    $227,521
     ===========================================================================

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $2 million at both December 31, 1999 and 1998.

(14) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

     (Dollars in Thousands)                                           1999        1998        1997
     -----------------------------------------------------------------------------------------------
     Balance at year end .......................................    $  --       $  --       $34,803
     Average balance outstanding during the year ...............      1,987       1,877       4,029
     Maximum amount outstanding at any month-end during the year     24,875      50,088      34,803
     Weighted average interest rate during the year ............       5.42%       5.90%       5.61%
     Weighted average interest rate at year end ................          -           -        6.65
     As of year end secured by:
        U.S. Treasury note .....................................    $  --       $  --       $34,798
     ===============================================================================================

     The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(15) FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are summarized as follows:

     (Dollars in Thousands)                                            1999           1998         1997
     ----------------------------------------------------------------------------------------------------
     Balance at year end .......................................    $2,122,407     $695,012     $352,458
     Average balance outstanding during the year ...............     1,169,474      247,521      444,408
     Maximum amount outstanding at any month-end during the year     2,122,407      695,012      550,736
     Weighted average interest rate during the year ............          5.44%        5.85%        6.02%
     Weighted average interest rate at year end ................          5.77         5.47         6.11
     As of year end secured by:
        Loans receivable .......................................    $2,395,599     $789,588     $368,480
        Mortgage-backed securities .............................          --           --         25,527
     ====================================================================================================

     In addition to the collateral securing existing advances, Downey had an additional $621 million in loans available as collateral for any future advances as of December 31, 1999.

     FHLB advances have the following maturities at December 31, 1999:

     (In Thousands)
     ---------------------------------------------------------------------------
     2000 ........................................................    $1,619,296
     2001 ........................................................        16,056
     2002 ........................................................        55,921
     2003 ........................................................           134
     2004 ........................................................          --
     Thereafter ..................................................       431,000
     ---------------------------------------------------------------------------
       Total .....................................................    $2,122,407
     ===========================================================================

(16) COMMERCIAL PAPER

     Commercial paper borrowings are summarized as follows:

     (Dollars in Thousands)                                          1999       1998         1997
     ----------------------------------------------------------------------------------------------
     Balance at year end .......................................   $  --     $   --       $ 83,811
     Average balance outstanding during the year ...............      --       30,589      182,296
     Maximum amount outstanding at any month-end during the year      --      103,749      272,818
     Weighted average interest rate during the year ............       -         6.32%        5.75%
     Weighted average interest rate at end of year .............       -            -         5.61
     As of year end secured by:
        FHLB Letter of Credit ..................................   $  --     $   --       $300,000
     ==============================================================================================

     The commercial paper program was discontinued during 1998.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(17) OTHER BORROWINGS

     Other borrowings are summarized as follows:

                                                                                  December 31,
                                                                                 --------------
     (Dollars In Thousands)                                                      1999     1998
     ------------------------------------------------------------------------------------------
     Long-term  notes  payable to banks,  secured by real estate and mortgage loans with a carrying value of $769 at December 31, 1999,  bearing an interest
        rate of 7.88% .......................................................    $373    $8,708
     ==========================================================================================

     Other borrowings have the following maturities at December 31, 1999:

     (In Thousands)
     ---------------------------------------------------------------------------
     2000 .............................................................     $184
     2001 .............................................................      189
     ---------------------------------------------------------------------------
     Total ............................................................     $373
     ===========================================================================

(18) INCOME TAXES

     Income taxes (benefits) are summarized as follows:

                                                          December 31,
                                               ---------------------------------
     (In Thousands)                              1999        1998         1997
     ---------------------------------------------------------------------------
     Federal:
          Current .........................    $18,382     $38,474      $26,681
          Deferred ........................     19,821      (5,848)        (886)
     ---------------------------------------------------------------------------
                                               $38,203     $32,626      $25,795
     ===========================================================================
     State:
          Current .........................    $ 8,186     $10,955      $ 7,373
          Deferred ........................        418        (413)       1,032
     ---------------------------------------------------------------------------
                                               $ 8,604     $10,542      $ 8,405
     ===========================================================================
     Total:
          Current .........................    $26,568     $49,429      $34,054
          Deferred ........................     20,239      (6,261)         146
     ---------------------------------------------------------------------------
             Total ........................    $46,807     $43,168      $34,200
     ===========================================================================

     Current income taxes payable were $12 million and $8 million at December 31, 1999 and 1998, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax bases of assets:

                                                                        December 31,
                                                                   ----------------------
     (In Thousands)                                                  1999         1998
     ------------------------------------------------------------------------------------
     Deferred tax liabilities:
         Tax reserves in excess of base year ..................    $ 21,904     $ 16,438
         Mortgage servicing rights, net of allowances .........      14,818         --
         FHLB stock dividends .................................       8,197        5,607
         Deferred loan fees ...................................       5,344       (1,564)
         Depreciation on premises and equipment ...............       2,737        3,812
         Capitalized interest .................................        --            978
         Installment sales ....................................        --            268
         Accrual to cash adjustment ...........................        --            164
         SAIF insurance premiums ..............................        --             86
     ------------------------------------------------------------------------------------
                                                                     53,000       25,789
     ------------------------------------------------------------------------------------
     Deferred tax assets:
         Loan valuation allowances, net of bad debt charge-offs     (18,017)     (14,447)
         California franchise tax .............................      (3,959)      (3,704)
         Real estate and joint venture valuation allowances ...      (2,180)      (4,010)
         Deferred compensation ................................      (1,895)      (1,924)
         Other deferred income items ..........................      (1,217)        (721)
         Unrealized gains (losses) on investment securities ...      (1,183)         568
         Mark to market adjustment on loans held for sale .....        (357)        (923)
         Equity in joint ventures .............................        (293)       4,783
     ------------------------------------------------------------------------------------
                                                                    (29,101)     (20,378)
     Deferred tax assets valuation allowance ..................        --           --
     ------------------------------------------------------------------------------------
     Net deferred tax liability ...............................    $ 23,899     $  5,411
     ====================================================================================

     A reconciliation of income taxes (benefits) to the expected statutory federal corporate income taxes follows:

                                                                1999                   1998                   1997
                                                          ---------------------------------------------------------------
     (Dollars in Thousands)                               Amount    Percent      Amount    Percent       Amount   Percent
     --------------------------------------------------------------------------------------------------------------------
     Expected statutory income taxes ...............     $38,714     35.0%      $35,399     35.0%      $27,802     35.0%
     California franchise tax, net of federal income
        tax benefit ................................       7,606      6.9         6,880      6.8         5,461      6.9
     Increase (decrease) resulting from:
        Amortization of goodwill ...................         166      0.2           253      0.3           291      0.4
        Interest on municipal bonds ................        (105)    (0.1)         (107)    (0.1)         (103)    (0.1)
        Other ......................................         426      0.3           743      0.7           749      0.9
     --------------------------------------------------------------------------------------------------------------------
     Income taxes ..................................     $46,807     42.3%      $43,168     42.7%      $34,200     43.1%
     ====================================================================================================================

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts by savings institutions for years beginning after 1995. Under prior law, savings associations calculated additions to reserves using either a percentage-of-taxable-income or historical loan loss experience. The new law allows deductions for bad debts only when such debts are actually charged off against income (the "specific charge-off" method). Downey calculated its bad debt deduction for 1999, 1998 and 1997 under the specific charge-off method.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Downey  made  income  tax  payments,  net of  refunds,  amounting  to $22.1
     million,   $52.8  million  and  $23.6  million  in  1999,  1998  and  1997, respectively.

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1995 and are currently reviewing returns filed for the 1996 tax year. Adjustments proposed by the Internal Revenue Service have been protested by Downey and are currently moving through the government appeals process. Downey believes it has established appropriate liabilities for any resultant deficiencies. Tax years subsequent to 1996 remain open to review by federal and state tax authorities.

(19) CAPITAL SECURITIES

     On July 23, 1999, Downey, through Downey Financial Capital Trust I (the "Trust"), issued $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share and are recorded as interest expense by Downey. The capital securities represent undivided beneficial interests in the Trust, which was established by Downey for the purpose of issuing the capital securities. Downey owns all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in 10.00% Junior Subordinated Deferrable Interest Debentures due September 15, 2029 issued by Downey (the "Junior Subordinated Debentures"), with an aggregate principal amount of $124 million. The sole asset of the Trust is the Junior Subordinated Debentures. The obligations of the Trust with respect to the securities are fully and unconditionally guaranteed by Downey. The payment of distributions on the capital securities may be deferred if Downey defers payments of interest on the junior subordinated debentures. Downey will have the right, on one or more occasions, to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods. During the time Downey defers interest payments, interest on the junior subordinated debentures will continue to accrue and distributions on the capital securities will continue to accumulate and the deferred interest and deferred distributions will themselves accrue interest at an annual rate of 10.00%, compounded quarterly, to the extent permitted by applicable law. Downey invested $108 million of the $115 million of net proceeds from the sale of the Junior Subordinated Debentures (net of underwriting discounts and commissions and other offering expenses) as additional common stock of the Bank thereby increasing the Bank's regulatory core / tangible capital by that amount. The balance of the net proceeds have been used for general corporate purposes.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(20) STOCKHOLDERS' EQUITY

     Regulatory Capital

     Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 1999 and 1998.

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                        For Capital                Prompt Corrective
                                                  Actual              Adequacy Purposes            Action Provisions
                                          ----------------------   -----------------------   ---------------------------
     (Dollars in Thousands)                   Amount     Ratio         Amount     Ratio          Amount         Ratio
     -------------------------------------------------------------------------------------------------------------------
     1999
         Risk-based capital
           (to risk-weighted assets)         $623,863   12.14%        $410,955    8.00%         $513,693       10.00%
         Core capital
           (to adjusted assets) ....          585,909    6.27          280,382    3.00           467,304        5.00
         Tangible capital
           (to adjusted assets) ....          585,909    6.27          140,191    1.50              --             - (1)
         Tier I capital
           (to risk-weighted assets)          585,909   11.41             --         - (1)       308,216        6.00
     ------------------------------------------------------------------------------------------------------------------
     1998
         Risk-based capital
           (to risk-weighted assets)         $454,960   12.88%        $282,556    8.00%         $353,195       10.00%
         Core capital
           (to adjusted assets) ....          423,693    6.83          186,107    3.00           310,178        5.00
         Tangible capital
           (to adjusted assets) ....          423,693    6.83           93,053    1.50              --             - (1)
         Tier I capital
           (to risk-weighted assets)          423,693   12.00             --         -  (1)      211,917        6.00
     ------------------------------------------------------------------------------------------------------------------

     (1)  Ratio is not specified under capital regulations.

     Capital Distributions

     The OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers and any other distributions charged against an institution's capital accounts. The payment of dividends by the Bank is subject to OTS regulations. Inasmuch as the Bank is owned by a holding company, the Bank is required to provide the OTS with a notice before payment of any dividend. Prior OTS approval is required, however, to the extent the Bank would not be considered well capitalized under the prompt corrective action regulations of the OTS following the distribution or the amount of the dividend exceeds the Bank's retained net income for that year to date plus retained net income for the preceding two years.

     As of December 31, 1999, the Bank had the capacity to declare a dividend totaling $110 million without obtaining prior OTS approval.

     Stock Dividend

     On April 22, 1998, the Board of Directors declared a five percent stock dividend on Downey's common

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     stock payable on May 22, 1998 to stockholders of record on May 7, 1998. The stock dividend resulted in the issuance of 1,337,271 shares and the par value of the common stock remained at $0.01. Accordingly, $13,000 and $45.7 million were transferred from retained earnings to common stock and additional paid-in-capital, respectively. On April 23, 1997, the Board of Directors declared a five percent stock dividend on Downey's common stock payable on May 22, 1997 to stockholders of record on May 8, 1997. The stock dividend resulted in the issuance of 1,272,542 shares and the par value of the common stock remained at $0.01. Accordingly, $13,000 and $23.0 million were transferred from retained earnings to common stock and additional paid-in-capital, respectively. All share and per share data, including stock option plan information, have been restated to reflect this distribution.

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

     During 1999, no shares were granted under the LTIP, while in 1998, 120,335 shares were granted.

     Options outstanding under the LTIP at December 31, 1999 and 1998 are summarized as follows:

                                                            Outstanding Options
                                                          ----------------------
                                                            Number       Average
                                                              of         Option
                                                            Shares        Price
     ---------------------------------------------------------------------------
     December 31, 1996 ...............................     343,159       $12.82
     Options granted .................................        --              -
     Options canceled and exercised ..................    (199,273)       12.40
     ---------------------------------------------------------------------------
     December 31, 1997 ...............................     143,886        13.40
     Options granted .................................     120,335        25.44
     Options canceled and exercised ..................     (44,770)       13.28
     ---------------------------------------------------------------------------
     December 31, 1998 ...............................     219,451        20.03
     Options granted .................................        --              -
     Options canceled and exercised ..................     (18,701)       13.18
     ---------------------------------------------------------------------------
     December 31, 1999 ..............................      200,750       $20.66
     ===========================================================================

     Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

     At December 31, 1999, 100,344 options were exercisable at a weighted average option price per share of $16.30, with 127,722 shares available for future grants under the LTIP. At December 31, 1998 and 1997, exercisable options of 78,439 and 76,692, respectively, were exercisable at a weighted average option price per share of $13.26 and $13.21, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Downey measures its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for Downey's stock option plan been determined based on the fair value at the grant date for previous awards, Downey's net income and income per share would have been reduced to the pro forma amounts indicated below:

     (In Thousands, Except Per Share Data)           1999       1998       1997
     ---------------------------------------------------------------------------
     Net income:
          As reported ......................       $63,804    $57,973    $45,234
          Pro forma ........................        63,611     57,954     45,195
     Earnings per share - Basic:
          As reported ......................       $  2.27    $  2.06    $  1.61
          Pro forma ........................          2.26       2.06       1.61
     Earnings per share - Diluted:
          As reported ......................          2.26       2.05       1.61
          Pro forma ........................          2.26       2.05       1.61
     ===========================================================================

     The weighted average fair value at date of grant of options granted was $7.77 during 1998. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                    1999 (1)   1998     1997 (1)
     ---------------------------------------------------------------------------
     Expected life (years) ....................       -        3.11        -
     Interest rate ............................       -%       4.65%       -%
     Volatility ...............................       -       40.31        -
     Dividend yield ...........................       -        1.23        -
     ===========================================================================

     (1)  No options were granted during the period.

(21) EARNINGS PER SHARE

     A reconciliation of the components used to derive basic and diluted earnings per share for 1999, 1998 and 1997 follows:

                                                        Net       Weighted Average   Per Share
     (Dollars in Thousands, Except Per Share Data)     Income    Shares Outstanding    Amount
     -----------------------------------------------------------------------------------------
     1999:
        Basic earnings per share .................    $63,804        28,144,851        $2.27
        Effect of dilutive stock options .........       --              30,686         0.01
     -----------------------------------------------------------------------------------------
        Diluted earnings per share ...............    $63,804        28,175,537        $2.26
     =========================================================================================
     1998:
        Basic earnings per share .................    $57,973        28,111,855        $2.06
        Effect of dilutive stock options .........       --              64,388         0.01
     -----------------------------------------------------------------------------------------
        Diluted earnings per share ...............    $57,973        28,176,243        $2.05
     =========================================================================================
     1997:
        Basic earnings per share .................    $45,234        28,076,556        $1.61
        Effect of dilutive stock options .........       --              63,644            -
     -----------------------------------------------------------------------------------------
        Diluted earnings per share ...............    $45,234        28,140,200        $1.61
     =========================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(22) EMPLOYEE BENEFIT PLANS

     Retirement and Savings Plan

     In August 1993, Downey amended its profit sharing plan so that it qualifies as a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code ("the Plan"), covering substantially all salaried employees. Under the Plan, employee contributions are partially matched by Downey. Downey's matching contribution is equal to 25% of an employee's pretax contributions which do not exceed 4% of the employee's annual compensation. In addition, Downey makes an annual retirement contribution based on Downey's net income and the employee's age, vested years of service and salary. Downey's contributions to the Plan totaled $1.9 million for 1999, compared to $1.9 million in 1998 and $1.5 million in 1997.

     During 1995, Downey approved the implementation of a Deferred Compensation Plan for key management employees and directors. The Deferred Compensation Plan is considered to be an essential element in a comprehensive competitive benefits package designed to attract and retain individuals who contribute to the success of Downey. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. Currently, 74 management employees and seven directors are eligible to participate in the program. During 1999, 25 management employees and one director elected to defer compensation pursuant to the plan. Downey's expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception.

     Group Benefit Plan

     Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("the Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey's expense for health and welfare benefits was $3.6 million, $3.1 million and $2.5 million in 1999, 1998 and 1997, respectively.

(23) COMMITMENTS AND CONTINGENCIES

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     The following is a summary of commitments and contingent liabilities:

                                                                           December 31,
                                                                       --------------------
     (In Thousands)                                                      1999        1998
     --------------------------------------------------------------------------------------
     Commitments to sell loans and mortgage-backed securities .....    $210,092    $621,753
     Commitments to purchase investment securities ................      15,000        --
     Commitments to purchase loans and mortgage-backed securities .      13,992      34,000
     Commitments to originate loans and mortgage-backed securities:
         Adjustable ...............................................     422,145     390,556
         Fixed ....................................................     184,695     550,339
     Undisbursed loan funds and unused lines of credit ............     209,414     169,738
     Standby letters of credit and other contingent liabilities ...       2,423       3,851
     ======================================================================================

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

     Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey. At December 31, 1999, the extent of collateral supporting mortgage and other loans varied from nothing to 100% of the maximum credit exposure.

     In connection with its interest rate risk management, Downey occasionally enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. The effect of these swaps serve to reduce Downey's interest rate risk between repricing assets and liabilities. At December 31, 1999, no swap contracts were outstanding.

(24) RISK MANAGEMENT

     Derivative financial instruments are utilized to minimize the effect of future fluctuations in interest rates as part of its secondary marketing activities. Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 1999, sales contracts amounted to $210 million.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(25) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Cash, Federal Funds Sold and Securities Purchased Under Resale Agreements

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

     Federal Home Loan Bank Stock

     The carrying amounts approximate fair value.

     Mortgage Servicing Rights

     The fair value of MSRs related to loans serviced for others is determined by computing the present value of the expected net servicing income from the portfolio.

     Deposits

     The fair value of deposits with no stated maturity such as regular passbook accounts, money market accounts and checking accounts, is the carrying amount reported in the balance sheet. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future contractual cash flows by the current rate offered for such deposits with similar remaining maturities.

     Borrowings

     For short-term borrowings, fair value approximates carrying value. The fair
     value  of   long-term   borrowings   is  based  on  their   interest   rate
     characteristics. For variable rate borrowings, fair values approximate

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current rate paid on such borrowings with similar remaining maturities.

     Capital Securities

     Fair value is based upon closing stock price published in financial information services or newspapers.

     Off-balance-sheet Financial Instruments

     Outstanding  commitments  to sell  loans  and  mortgage-backed  securities, commitments to purchase mortgage-backed securities, standby letters of credit and other contingent liabilities, unused lines of credit, commitments to originate loans and mortgage-backed securities are essentially carried at zero which approximates fair value. See Note 23 on page 91, for information concerning the notional amount of such financial instruments.

     Based on the above methods and assumptions, the following table presents the estimated fair value of Downey's financial instruments:

                                                            December 31, 1999          December 31, 1998
                                                         --------------------------------------------------
                                                          Carrying      Estimated    Carrying     Estimated
     (In Thousands)                                      Amount (1)    Fair Value   Amount (1)   Fair Value
     ------------------------------------------------------------------------------------------------------
     ASSETS:
     Cash ...........................................    $  121,146    $  121,146   $   58,510   $   58,510
     Federal funds ..................................             1             1       33,751       33,751
     U.S. Government and agency obligations and other
         investment securities available for sale ...       171,823       171,823      116,061      116,061
     Municipal securities held to maturity ..........         6,728         6,710        6,764        6,745
     Loans held for sale ............................       136,005       136,298      447,382      447,468
     Mortgage-backed securities available for sale ..        21,719        21,719       32,146       32,146
     Loans receivable held for investment:
         Loans secured by real estate:
           Residential:
             Adjustable .............................     7,319,949     7,308,374    4,333,023    4,474,114
             Fixed ..................................       536,884       533,673      356,209      368,737
           Other ....................................       269,833       276,140      207,728      210,172
         Non-mortgage loans:
           Commercial ...............................        17,259        17,912       19,154       19,154
           Consumer .................................       444,414       453,425      392,723      396,421
     Interest-bearing advances to joint ventures ....        15,613        15,613       25,540       25,540
     Federal Home Loan Bank stock ...................       102,392       102,392       49,430       49,430
     MSRs and loan servicing portfolio ..............        34,263        47,363        7,793       11,976

     LIABILITIES:
     Deposits:
         Transaction accounts .......................     1,489,939     1,489,939    1,238,062    1,238,062
         Certificates of deposit ....................     5,072,822     5,025,389    3,801,671    3,804,269
     Borrowings .....................................     2,122,780     2,055,493      703,720      709,223
     Capital securities .............................       120,000       102,000         --           --
     ======================================================================================================

     (1) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(26) BUSINESS SEGMENT REPORTING

     Downey views its business as consisting of two reportable business segments--banking and real estate investment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies on page 65. Downey evaluates performance based on the net income generated by each segment. Internal expense allocations between segments are independently negotiated and, where possible, service and price is measured against comparable services available in the external marketplace.

     The following describes the two business segments.

     Banking

     The principal business activities of this segment are attracting funds from the general public and institutions and originating and investing in loans, primarily residential real estate mortgage loans, mortgage-backed securities and investment securities.

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

     Real Estate Investment

     Real estate development and joint venture operations are conducted principally through the Bank's wholly owned service corporation subsidiary, DSL Service Company. However, Downey Financial Corp. owned one investment in land which it purchased from DSL Service Company at fair value in 1995 and sold in 1999.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Operating Results and Assets

     The following presents the operating results and selected financial data by major business segments for 1999, 1998 and 1997:

                                                                Real Estate
     (In Thousands)                                 Banking      Investment   Elimination     Totals
     -------------------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31 1999:
     Net interest income (expense) ..........     $  207,784      $  (306)     $   --       $  207,478
     Provision for loan losses ..............         11,270         --            --           11,270
     Other income ...........................         39,755       19,523          --           59,278
     Operating expense ......................        143,081        1,794          --          144,875
     Net intercompany income (expense) ......            393         (393)         --             --
     -------------------------------------------------------------------------------------------------
     Income before income tax expense .......         93,581       17,030          --          110,611
     Income tax expense .....................         39,785        7,022          --           46,807
     -------------------------------------------------------------------------------------------------
         Net income .........................     $   53,796      $10,008      $   --       $   63,804
     =================================================================================================
     ASSETS AT DECEMBER 31 1999:
         Loans and mortgage-backed securities     $8,746,063      $  --        $   --       $8,746,063
         Real estate held for investment ....           --         42,172          --           42,172
         Other ..............................        654,745        7,399       (42,839)       619,305
     -------------------------------------------------------------------------------------------------
            Total assets ....................      9,400,808       49,571       (42,839)     9,407,540
     -------------------------------------------------------------------------------------------------
     Equity .................................     $  532,418      $42,839      $(42,839)    $  532,418
     =================================================================================================
     YEAR ENDED DECEMBER 31 1998:
     Net interest income (expense) ..........     $  174,967      $  (620)     $   --       $  174,347
     Provision (reduction) for loan losses ..          3,918          (19)         --            3,899
     Other income ...........................         24,617       22,736          --           47,353
     Operating expense ......................        113,954        2,706          --          116,660
     Net intercompany income (expense) ......           (107)         107          --             --
     -------------------------------------------------------------------------------------------------
     Income before income tax expense .......         81,605       19,536          --          101,141
     Income tax expense .....................         34,869        8,299          --           43,168
     -------------------------------------------------------------------------------------------------
         Net income .........................     $   46,736      $11,237      $   --       $   57,973
     =================================================================================================
     ASSETS AT DECEMBER 31 1998:
         Loans and mortgage-backed securities     $5,788,365      $  --        $   --       $5,788,365
         Real estate held for investment ....           --         49,447          --           49,447
         Other ..............................        464,097        9,841       (41,331)       432,607
     -------------------------------------------------------------------------------------------------
            Total assets ....................      6,252,462       59,288       (41,331)     6,270,419
     -------------------------------------------------------------------------------------------------
     Equity .................................     $  480,566      $41,331      $(41,331)    $  480,566
     =================================================================================================
     YEAR ENDED DECEMBER 31 1997:
     Net interest income (expense) ..........     $  154,799      $  (641)     $   --       $  154,158
     Provision for loan losses ..............          8,522          118          --            8,640
     Other income ...........................         20,783       14,405          --           35,188
     Operating expense ......................         98,803        2,469          --          101,272
     Net intercompany income (expense) ......           (357)         357          --             --
     -------------------------------------------------------------------------------------------------
     Income before income tax expense .......         67,900       11,534          --           79,434
     Income tax expense .....................         29,238        4,962          --           34,200
     -------------------------------------------------------------------------------------------------
         Net income .........................     $   38,662      $ 6,572      $   --       $   45,234
     =================================================================================================
     ASSETS AT DECEMBER 31 1997:
         Loans and mortgage-backed securities     $5,366,396      $  --        $   --       $5,366,396
         Real estate held for investment ....           --         41,356          --           41,356
         Other ..............................        449,318       12,849       (34,094)       428,073
     -------------------------------------------------------------------------------------------------
            Total assets ....................      5,815,714       54,205       (34,094)     5,835,825
     -------------------------------------------------------------------------------------------------
     Equity .................................     $  430,346      $34,094      $(34,094)    $  430,346
     =================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(27) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data are presented below by quarter for the years ended December 31, 1999 and 1998:

                                                             December 31,  September 30,   June 30,      March 31,
     (In Thousands, Except Per Share Data)                       1999          1999          1999          1999
     -------------------------------------------------------------------------------------------------------------
     Total interest income ................................    $161,244      $136,404      $122,209      $113,894
     Total interest expense ...............................     104,962        85,361        71,012        64,938
     -------------------------------------------------------------------------------------------------------------
        Net interest income ...............................      56,282        51,043        51,197        48,956
     Provision for loan losses ............................       3,253         2,838         2,798         2,381
     -------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses      53,029        48,205        48,399        46,575
     Total other income ...................................      18,406        16,271        13,259        11,342
     Total operating expense ..............................      37,092        35,805        35,521        36,457
     -------------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................      34,343        28,671        26,137        21,460
     Income  taxes ........................................      14,507        12,109        11,079         9,112
     -------------------------------------------------------------------------------------------------------------
     Net income ...........................................    $ 19,836      $ 16,562      $ 15,058      $ 12,348
     =============================================================================================================
     Net income per share:
        Basic .............................................    $   0.71      $   0.59      $   0.53      $   0.44
        Diluted ...........................................        0.70          0.59          0.53          0.44
     =============================================================================================================
     Market range:
        High bid ..........................................    $  22.94      $  24.13      $  23.00      $  25.75
        Low bid ...........................................       19.06         19.81         18.13         18.25
        End of period .....................................       20.19         20.13         21.94         18.31
     =============================================================================================================

                                                             December 31,  September 30,   June 30,      March 31,
                                                                 1998          1998          1998          1998
     -------------------------------------------------------------------------------------------------------------
     Total interest income ................................    $111,902      $108,982      $109,797      $109,723
     Total interest expense ...............................      66,158        66,195        66,607        67,097
     -------------------------------------------------------------------------------------------------------------
        Net interest income ...............................      45,744        42,787        43,190        42,626
     Provision for loan losses ............................       1,180           985         1,462           272
     -------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses      44,564        41,802        41,728        42,354
     Total other income ...................................      10,806         9,672        11,949        14,926
     Total operating expense ..............................      33,834        28,949        27,280        26,597
     -------------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................      21,536        22,525        26,397        30,683
     Income taxes .........................................       8,884         9,757        11,409        13,118
     -------------------------------------------------------------------------------------------------------------
     Net income ...........................................    $ 12,652      $ 12,768      $ 14,988      $ 17,565
     =============================================================================================================
     Net income per share:
        Basic .............................................    $   0.45      $   0.45      $   0.53      $   0.63
        Diluted ...........................................        0.45          0.45          0.53          0.62
     =============================================================================================================
     Market range:
        High bid ..........................................    $  26.38      $  35.00      $  34.50      $  30.95
        Low bid ...........................................       17.75         23.06         30.83         23.58
        End of period .....................................       25.44         23.81         32.69         30.83
     =============================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(28) PARENT COMPANY FINANCIAL INFORMATION

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

     Condensed Balance Sheets

                                                                                      December 31,
                                                                                  --------------------
     (In Thousands)                                                                 1999        1998
     -------------------------------------------------------------------------------------------------
     ASSETS
     Cash ....................................................................    $      7    $      5
     Due from Bank - interest bearing ........................................      12,686       8,521
     Investment in subsidiaries:
        Bank .................................................................     636,213     470,504
        Downey Financial Capital Trust I .....................................       3,711        --
        Downey Affiliated Insurance Agency ...................................         204         213
     Real estate held for investment .........................................        --           458
     Other assets ............................................................       5,016       1,124
     -------------------------------------------------------------------------------------------------
                                                                                  $657,837    $480,825
     =================================================================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Junior subordinated debentures ..........................................    $123,711    $   --
     Accounts payable and accrued expenses ...................................       1,708         259
     -------------------------------------------------------------------------------------------------
        Total liabilities ....................................................     125,419         259
     Stockholders' equity ....................................................     532,418     480,566
     -------------------------------------------------------------------------------------------------
                                                                                  $657,837    $480,825
     =================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Condensed Statements of Income
     and Other Comprehensive Income

                                                                                      Years Ended December 31,
                                                                                  --------------------------------
     (In Thousands)                                                                1999         1998        1997
     -------------------------------------------------------------------------------------------------------------
     INCOME:
        Dividends from the Bank .............................................     $ 5,011      $ 9,537     $ 8,891
        Interest income .....................................................       1,635          374         380
        Other income ........................................................         104           60          57
     -------------------------------------------------------------------------------------------------------------
           Total income .....................................................       6,750        9,971       9,328
     -------------------------------------------------------------------------------------------------------------
     EXPENSE:
        Interest expense ....................................................       5,353         --          --
        Provision for (reduction of) losses on real estate ..................      (1,720)          24         153
        General and administrative expense ..................................         896          793         805
     -------------------------------------------------------------------------------------------------------------
           Total expense ....................................................       4,529          817         958
     -------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
        NET INCOME OF SUBSIDIARIES ..........................................       2,221        9,154       8,370
     Income tax benefit .....................................................       1,162          157         215
     -------------------------------------------------------------------------------------------------------------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
        OF SUBSIDIARIES .....................................................       3,383        9,311       8,585
     Equity in undistributed net income of subsidiaries .....................      60,421       48,662      36,649
     -------------------------------------------------------------------------------------------------------------
        NET INCOME ..........................................................      63,804       57,973      45,234

     OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES: Unrealized gains
        (losses) on securities available for sale:
           U.S. Treasury securities and agency obligations available
             for sale, at fair value ........................................      (1,874)       1,104       1,331
           Less reclassification of realized gains, net of losses
             included in income .............................................        (166)         (39)       --
           Mortgage-backed securities available for sale, at fair value .....        (281)        (422)        338
     -------------------------------------------------------------------------------------------------------------
        Total other comprehensive income (loss), net of income taxes ........      (2,321)         643       1,669
     -------------------------------------------------------------------------------------------------------------
        COMPREHENSIVE INCOME ................................................     $61,483      $58,616     $46,903
     =============================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Condensed Statements of Cash Flows

                                                                          Years Ended December 31,
                                                                   ------------------------------------
     (In Thousands)                                                   1999         1998         1997
     --------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ............................................    $  63,804     $ 57,973     $ 45,234
        Equity in undistributed net income of subsidiaries ....      (60,421)     (48,662)     (36,649)
        Provision for (recovery of) losses on real estate .....       (1,720)          24          153
        Increase in liabilities ...............................        1,449          134            7
        Other, net ............................................        1,022          807       (1,304)
     --------------------------------------------------------------------------------------------------
           Net cash provided by operating activities ..........        4,134       10,276        7,441
     --------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital contribution to the Bank ......................     (107,600)        --           --
        (Increase) decrease in due from Bank - interest bearing       (4,165)      (1,886)         698
        Sales of wholly owned real estate .....................        2,201         --           --
     --------------------------------------------------------------------------------------------------
           Net cash provided by (used for) investing activities     (109,564)      (1,886)         698
     --------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of junior subordinated debentures ............      115,063         --           --
        Exercise of stock options .............................          219          510          335
        Dividends on common stock .............................       (9,850)      (8,889)      (8,454)
        Other .................................................         --            (17)          (9)
     --------------------------------------------------------------------------------------------------
           Net cash provided by (used for) financing activities      105,432       (8,396)      (8,128)
     --------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents .....            2           (6)          11
     Cash and cash equivalents at beginning of year ...........            5           11         --
     --------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............    $       7     $      5     $     11
     ==================================================================================================

(29) SUBSEQUENT EVENT

     On January 21, 2000, the Bank signed a definitive agreement to sell during the first quarter of 2000 its indirect automobile finance subsidiary, Downey Auto Finance Corp., to Auto One Acceptance Corp., a subsidiary of California Federal Bank. The proceeds of the sale will provide additional capital to further the growth of our residential lending business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, and is incorporated herein by reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

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

(b)  Reports on Form 8-K during the last quarter of 1999.

          None.

(c)  Exhibits.

   EXHIBIT
    NUMBER                         DESCRIPTION
   -------                         -----------
     3.1  (2) Certificate of Incorporation of Downey Financial Corp.

     3.3  (1) Bylaws of Downey Financial Corp.

     4.1 (4) Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp. and Wilmington Trust Company as Indenture Trustee.

     4.2 (4) 10% Junior Subordinated Debenture due September 15, 2029 Principal Amount $123,711,350.

     4.3 (4) Certificate of Trust of Downey Financial Capital Trust I, dated as of May 25, 1999.

     4.4 (4) Trust Agreement of Downey Financial Capital Trust I, dated May 25, 1999.

     4.5 (4) Amended and Restated Trust Agreement of Downey Financial Capital Trust I, between Downey Financial Corp., Wilmington Trust Company and the Administrative Trustees named therein, dated as of July 23, 1999.

     4.6 (4) Certificate Evidencing Common Securities of Downey Financial Capital Trust I, 10% Common Securities.

     4.7 (4) Certificate Evidencing Capital Securities of Downey Financial Capital Trust I, 10% Capital Securities (Global Certificate).

     4.8 (4) Common Securities Guarantee Agreement of Downey Financial Corp. (Guarantor), dated July 23, 1999.

     4.9 (4) Capital Securities Guarantee Agreement of Downey Financial Corp. and Wilmington Trust Company, dated as of July 23, 1999.

    10.1 (3) Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and Restated as of January 1, 1997).

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

    10.6 (2) Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

   EXHIBIT
    NUMBER                         DESCRIPTION
   -------                         -----------

    10.7 (1) Asset Purchase Agreement among Butterfield Savings and Loan Association, FSA, Mortgage Investment, Inc., Property Management Service, Inc. and Butterfield Capital Corporation, dated September 1, 1988.

    10.8 (1) Assistance Agreement between and among the Federal Savings and Loan Insurance Corporation, Butterfield Savings and Loan Association, FSA and Downey Savings and Loan Association, dated September 29, 1988 (confidential treatment requested due to contractual prohibition against disclosure).

    10.9 (1) Merger of Butterfield Savings and Loan Association, FSA, into Downey Savings and Loan Association, dated September 29, 1989.

   10.10 (1) Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

   10.11 (1) Founder Retirement Agreement of Gerald H. McQuarrie, dated December 21, 1989.

   22.    (1) Subsidiaries.

   23.1   Consent of Independent Auditors.

   27.    Financial Data Schedule.

(1) Filed as part of Downey's report on Form 8-B/A filed January 17, 1995.
(2) Filed as part of Downey's report on Form S-8 filed February 3, 1995.
(3) Filed as part of Downey's report on Form 10-K filed March 14, 1997.
(4) Filed as part of Downey's report on Form 10-Q filed November 2, 1999.

We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

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


                           DOWNEY FINANCIAL CORP.

                           By: /s/ DANIEL D. ROSENTHAL
                              ------------------------
                                   Daniel D. Rosenthal
                        President and Chief Executive Officer
                                    Director

DATED: March 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----

/s/ MAURICE L. McALISTER       Chairman of the Board            March 7, 2000
-------------------------            Director
    Maurice L. McAlister

/s/ CHERYL E. OLSON         Vice Chairman of the Board          March 7, 2000
-------------------------            Director
    Cheryl E. Olson

/s/ DANIEL D. ROSENTHAL            President and                March 7, 2000
-------------------------     Chief Executive Officer
    Daniel D. Rosenthal              Director


/s/ THOMAS E. PRINCE          Executive Vice President          March 7, 2000
-------------------------      Chief Financial Officer
    Thomas E. Prince          (Principal Financial and
                                 Accounting Officer)


/s/ MICHAEL ABRAHAMS                 Director                   March 7, 2000
-------------------------
    Michael Abrahams

/s/ DR. PAUL KOURI                   Director                   March 7, 2000
-------------------------
    Dr. Paul Kouri

/s/ BRENT MCQUARRIE                  Director                   March 7, 2000
-------------------------
    Brent McQuarrie

/s/ LESTER C. SMULL                  Director                   March 7, 2000
-------------------------
    Lester C. Smull

/s/ SAM YELLEN                       Director                   March 7, 2000
-------------------------
    Sam Yellen