Form 10-Q
period 2000-03-31
DOWNEY FINANCIAL CORP
filed 2000-05-04
CIK 935063

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

                  For the quarterly period ended MARCH 31, 2000

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At March 31, 2000, 28,148,409 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                  MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                     PART I


FINANCIAL INFORMATION.....................................................    1

Consolidated Balance Sheets...............................................    1
Consolidated Statements of Income.........................................    2
Consolidated Statements of Comprehensive Income...........................    3
Consolidated Statements of Cash Flows.....................................    4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................    6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.......................................    8


                                     PART II

OTHER INFORMATION..........................................................   27

Item 6    Exhibits and Reports on Form 8-K.................................   27

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                     March 31,    December 31,     March 31,
(Dollars in Thousands, Except Per Share Data)                                          2000           1999           1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ...........................................................................    $   84,459     $  121,146     $   50,664
Federal funds ..................................................................        20,200              1         39,204
----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ..................................................       104,659        121,147         89,868
U.S. Treasury securities and agency obligations available for sale, at fair
    value.......................................................................       191,085        171,823        115,317
Municipal securities held to maturity, at amortized cost (estimated market value of $6,709 at March 31, 2000 and December 31, 1999 and $6,745
    at March 31, 1999) .........................................................         6,727          6,728          6,764
Loans held for sale, at lower of cost or market ................................       157,717        136,005        309,933
Mortgage-backed securities available for sale, at fair value ...................        18,818         21,719         28,957
Loans receivable held for investment ...........................................     9,104,094      8,588,339      5,763,657
Investments in real estate and joint ventures ..................................        40,571         42,172         52,155
Real estate acquired in settlement of loans ....................................         7,115          5,899          4,686
Premises and equipment .........................................................       106,526        107,978        103,795
Federal Home Loan Bank stock, at cost ..........................................       107,637        102,392         50,105
Other assets ...................................................................       114,060        103,338         68,855
----------------------------------------------------------------------------------------------------------------------------
                                                                                    $9,959,009     $9,407,540     $6,594,092
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................................    $6,961,378     $6,562,761     $5,205,282
Federal Home Loan Bank advances ................................................     2,248,964      2,122,407        842,677
Other borrowings ...............................................................           329            373          8,638
Accounts payable and accrued liabilities .......................................        45,327         45,682         41,901
Deferred income taxes ..........................................................        26,160         23,899          5,188
----------------------------------------------------------------------------------------------------------------------------
    Total liabilities ..........................................................     9,282,158      8,755,122      6,103,686
----------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") .....................................................       120,000        120,000           --
STOCKHOLDERS' EQUITY
Preferred stock, par value of  $0.01 per share; authorized 5,000,000 shares;
    outstanding none ...........................................................          --             --             --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding  28,148,409 shares at  March 31, 2000 and
    at December 31, 1999 and 28,146,342 shares at March 31, 1999 ...............           281            281            281
Additional paid-in capital .....................................................        92,385         92,385         92,357
Accumulated other comprehensive income (loss) - unrealized gains (losses) on
    securities available for sale ..............................................        (2,038)        (1,568)           305
Retained earnings ..............................................................       466,223        441,320        397,463
----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity .................................................       556,851        532,418        490,406
----------------------------------------------------------------------------------------------------------------------------
                                                                                    $9,959,009     $9,407,540     $6,594,092
============================================================================================================================



See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   ------------------------
(Dollars in Thousands, Except Per Share Data)                                        2000           1999
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans receivable ......................................................       $172,470       $110,731
     U.S. Treasury securities and agency obligations .......................          2,914          1,617
     Mortgage-backed securities ............................................            352            464
     Other investments .....................................................          1,779          1,082
-----------------------------------------------------------------------------------------------------------
       Total interest income ...............................................        177,515        113,894
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Deposits ..............................................................         81,233         55,489
     Borrowings ............................................................         30,478          9,449
     Capital securities ....................................................          3,041           --
-----------------------------------------------------------------------------------------------------------
       Total interest expense ..............................................        114,752         64,938
-----------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME ...................................................         62,763         48,956
PROVISION FOR LOAN LOSSES ..................................................            791          2,381
-----------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses ...................         61,972         46,575
-----------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
     Loan and deposit related fees .........................................          5,823          4,448
     Real estate and joint ventures held for investment, net:
       Net gains on sales of wholly owned real estate ......................          1,421           --
       Reduction of (provision for) losses on real estate and joint ventures             43            (53)
       Operations, net .....................................................          1,624          1,218
     Secondary marketing activities:
       Loan servicing fees .................................................            251            574
       Net gains on sales of loans and mortgage-backed securities ..........          1,793          3,987
     Net gains on sales of investment securities ...........................           --               97
     Gain on sale of subsidiary ............................................          9,762           --
     Other .................................................................            760          1,071
-----------------------------------------------------------------------------------------------------------
       Total other income, net .............................................         21,477         11,342
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
     Salaries and related costs ............................................         21,525         20,811
     Premises and equipment costs ..........................................          5,635          4,735
     Advertising expense ...................................................          1,873          2,199
     Professional fees .....................................................            820            540
     SAIF insurance premiums and regulatory assessments ....................            620            989
     Other general and administrative expense ..............................          4,888          6,975
-----------------------------------------------------------------------------------------------------------
       Total general and administrative expense ............................         35,361         36,249
-----------------------------------------------------------------------------------------------------------
     Net operation of real estate acquired in settlement of loans ..........            247             90
     Amortization of excess of cost over fair value of net assets acquired .            117            118
-----------------------------------------------------------------------------------------------------------
       Total operating expense .............................................         35,725         36,457
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .................................................         47,724         21,460
Income taxes ...............................................................         20,288          9,112
-----------------------------------------------------------------------------------------------------------
     NET INCOME ............................................................       $ 27,436       $ 12,348
===========================================================================================================
PER SHARE INFORMATION:
     BASIC .................................................................       $   0.97       $   0.44
===========================================================================================================
     DILUTED ...............................................................       $   0.97       $   0.44
===========================================================================================================
     CASH DIVIDENDS DECLARED AND PAID ......................................       $   0.09       $   0.08
===========================================================================================================
     Weighted average diluted shares outstanding ...........................     28,173,883     28,170,268
===========================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          --------------------
(In Thousands)                                                                              2000        1999
--------------------------------------------------------------------------------------------------------------
NET INCOME ...........................................................................    $27,436     $12,348
--------------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:
   Unrealized  gains (losses) on securities available for sale:
     U.S. Treasury securities and agency obligations available for sale, at fair value       (424)       (418)
     Mortgage-backed securities available for sale, at fair value ....................        (55)         26
   Less reclassification of net realized gains (losses) included in net income .......         (9)         56
--------------------------------------------------------------------------------------------------------------
   Total other comprehensive loss, net of income taxes ...............................       (470)       (448)
--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .................................................................    $26,966     $11,900
==============================================================================================================


See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                         ---------------------------
(In Thousands)                                                                                2000           1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................................   $    27,436      $  12,348
   Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization ...................................................         6,595          1,871
     Provision for losses on loans, real estate acquired in settlement
       of loans, investments in real estate and joint ventures and other assets ......           823          2,507
     Net gains on sales of loans and mortgage-backed securities, investment
       securities, real estate and other assets ......................................        (3,553)        (4,371)
     Gain on sale of subsidiary ......................................................        (9,762)          --
     Interest capitalized on loans (negative amortization) ...........................       (15,884)        (6,015)
     Federal Home Loan Bank stock dividends ..........................................        (1,215)          (675)
   Loans originated for sale .........................................................      (367,916)      (646,786)
   Proceeds from sales of loans originated for sale ..................................       116,301        172,370
   Other, net ........................................................................       (12,548)        (2,301)
--------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ...............................................      (259,723)      (471,052)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sale of subsidiary, net .........................................................       373,442           --
     Sales of U.S. Treasury securities and agency obligations available for sale .....          --           50,014
     Sales of mortgage-backed securities available for sale ..........................       213,855        600,219
     Sales of wholly owned real estate and real estate acquired in settlement of loans         3,232            909
   Purchase of:
     U.S. Treasury securities and agency obligations available for sale ..............       (20,000)       (50,000)
     Loans receivable held for investment ............................................       (12,560)          (302)
     Federal Home Loan Bank stock ....................................................        (4,030)          --
   Loans receivable originated held for investment (net of refinances of
     $33,564 at March 31, 2000 and $51,506 at March 31, 1999) ........................    (1,155,505)      (855,169)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale ...................................................       345,901        386,525
   Net change in undisbursed loan funds ..............................................       (23,047)        30,670
   Proceeds from (investments in) real estate held for investment ....................         1,271         (2,999)
   Other, net ........................................................................        (1,921)        (2,292)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities ............................................      (279,362)       157,575
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   ---------------------------
(In Thousands)                                                                          2000           1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ....................................................   $   398,617     $  165,549
   Proceeds from Federal Home Loan Bank advances ...............................     2,004,500      1,126,800
   Repayments of Federal Home Loan Bank advances ...............................    (1,877,943)      (979,135)
   Net decrease in other borrowings ............................................           (44)           (70)
   Proceeds from exercise of stock options .....................................          --              191
   Cash dividends ..............................................................        (2,533)        (2,251)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ......................................       522,597        311,084
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents ......................................       (16,488)        (2,393)
Cash and cash equivalents at beginning of year .................................       121,147         92,261
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $   104,659     $   89,868
==============================================================================================================
Supplemental  disclosure of cash flow  information:
   Cash paid (refunded) during the period for:
     Interest ..................................................................   $   113,604     $   65,304
     Income taxes ..............................................................        12,684            (16)
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale .................        14,951          7,095
   Loans exchanged for mortgage-backed securities ..............................       213,981        600,379
   Real estate acquired in settlement of loans .................................         4,692          2,428
   Loans to facilitate the sale of real estate acquired in settlement of loans .         1,957          1,463
==============================================================================================================


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of March 31, 2000, December 31, 1999 and March 31, 1999 and the results of operations, comprehensive income, and changes in cash flows for the three months ended March 31, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1999, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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


(Dollars in Thousands,                        Net     Weighted Average  Per Share
Except Per Share Data)                      Income   Shares Outstanding   Amount
---------------------------------------------------------------------------------
Three Months Ended March 31, 2000:
       Basic earnings per share .......      $27,436     28,148,409       $0.97
       Effect of dilutive stock options         --           25,474        0.00
---------------------------------------------------------------------------------
       Diluted earnings per share .....      $27,436     28,173,883       $0.97
=================================================================================
Three Months Ended March 31, 1999:
       Basic earnings per share .......      $12,348     28,135,065       $0.44
       Effect of dilutive stock options         --           35,203        0.00
---------------------------------------------------------------------------------
       Diluted earnings per share .....      $12,348     28,170,268       $0.44
=================================================================================

NOTE (3) - DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

     SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

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

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At March 31, 2000, sales contracts amounted to approximately $261 million while no purchase contracts were outstanding. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains or losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

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

NOTE (5) - SALE OF SUBSIDIARY

     On January 21, 2000, Downey Savings and Loan Association, F.A. signed a definitive agreement to sell during the first quarter of 2000 its indirect automobile finance subsidiary, Downey Auto Finance Corp., to Auto One Acceptance Corp., a subsidiary of California Federal Bank. As of December 31, 1999, Downey Auto Finance Corp. had loans totaling $366 million and total assets of $373 million. The sale closed on February 29, 2000, and Downey recognized a pre-tax gain from the sale of $9.8 million.

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

OVERVIEW

     Our net income for the first quarter of 2000 totaled $27.4 million or $0.97 per share on a diluted basis, more than double the $12.3 million or $0.44 per share reported in the same period a year ago.

     Included in the current quarter net income was a $5.6 million after-tax gain from the sale of our indirect automobile finance subsidiary, Downey Auto Finance Corp. Net income would have been $21.8 million, if adjusted to exclude the gain, up $9.5 million or 76.7% over a year ago due to the following:

     o Net income from our banking operations increased $8.1 million or 67.5% primarily due to higher net interest income. Net interest income increased $13.8 million or 28.1% due to an increase in average earning assets as our effective interest spread declined.
     o Net income from our real estate investment activities increased by $1.4 million due to higher net gains from sales of real estate investments.

     For the first quarter of 2000, our return on average assets was 1.14% and our return on average equity was 20.21%. Excluding the gain from the subsidiary sale, our return on assets would have been 0.91% and our return on equity would have been 16.07%.

     At March 31, 2000, our assets totaled $10.0 billion, up $3.4 billion or 51.0% from a year ago. Our single family loan originations totaled $1.499 billion in the first quarter of 2000, up 5.2% from the $1.424 billion originated in the first quarter of 1999. Of the current quarter total, $1.131 billion represented originations of loans for portfolio, of which $89 million represented subprime credits as part of our continuing strategy to enhance the portfolio's net yield. In addition to single family loans, $73 million of other loans were originated in the quarter including $39 million of automobile loans and $22 million of construction and land loans.

     Between first quarters, we funded our asset growth with a $1.8 billion or 33.7% increase in deposits and a $1.5 billion increase in borrowings and capital securities. As we enter the second quarter, we have substantially completed leveraging the additional capital raised from our capital securities issued in July of last year. During the quarter, no new branches were opened, leaving total branches unchanged at 104, of which 40 were in-store.

     Non-performing assets were virtually unchanged during the quarter at $40 million or 0.40% of total assets.

     At March 31, 2000, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") had core and tangible capital ratios of 6.17% and a risk-based capital ratio of 12.30%. These capital levels were well above the "well capitalized" standards defined by regulation of 5.00% for core capital and 10.00% for risk-based capital.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Our net interest income totaled $62.8 million in the first quarter of 2000, up $13.8 million or 28.2% from the same period last year. The improvement between first quarters reflected an increase in average earning assets. Our average earning assets increased by $3.2 billion or 53.3% between first quarters to $9.3 billion. Our effective interest rate spread of 2.71% in the current quarter was down from the year-ago quarter level of 3.23%. This primarily reflected a higher proportion of our earning assets being funded with higher cost certificates of deposit and borrowings thereby resulting in our cost of funds increasing more rapidly than our yield on earning assets. Although below a year ago, our effective interest rate spread in the current quarter was above the fourth quarter 1999 level of 2.59%.

     The following table presents for the periods indicated the total dollar amount of:

     o interest income from average interest-earning assets and resultant yields; and
     o interest expense on average interest-bearing liabilities and the resultant costs, expressed as rates.

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

     The table also sets forth our net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities--for the periods indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the quarter using the average of each month's daily average balance during the period indicated.

                                                                            Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                              March 31, 2000                December 31, 1999                 March 31, 1999
                                      ---------------------------------------------------------------------------------------------
                                                             Average                        Average                         Average
                                        Average              Yield/     Average              Yield/     Average              Yield/
(Dollars in Thousands)                  Balance    Interest   Rate      Balance    Interest   Rate      Balance    Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans ............................ $8,946,021   $172,470   7.71%   $8,392,613   $156,771   7.47%   $5,818,860   $110,731   7.61%
   Mortgage-backed securities .......     20,877        352   6.74        22,663        364   6.42        30,599        464   6.07
   Investment securities ............    313,481      4,693   6.02       277,453      4,109   5.88       205,844      2,699   5.32
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets ...  9,280,379    177,515   7.65     8,692,729    161,244   7.42     6,055,303    113,894   7.52
Non-interest-earning assets .........    336,592                         324,486                         273,867
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets .................... $9,616,971                      $9,017,215                      $6,329,170
===================================================================================================================================
Interest-bearing liabilities:
   Deposits ......................... $6,750,162    $81,233   4.84%   $6,451,071   $ 75,713   4.66%   $5,062,152   $ 55,489   4.45%
   Borrowings .......................  2,108,736     30,478   5.81     1,836,878     26,208   5.66       715,572      9,449   5.36
   Capital securities ...............    120,000      3,041  10.14       120,000      3,041  10.14          --         --        -
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
        liabilities .................  8,978,898    114,752   5.14     8,407,949    104,962   4.95     5,777,724     64,938   4.56
Non-interest-bearing liabilities ....     94,980                          86,806                          67,338
Stockholders' equity ................    543,093                         522,460                         484,108
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
        stockholders' equity ........ $9,616,971                      $9,017,215                      $6,329,170
===================================================================================================================================
Net interest income/interest rate
    spread ..........................               $62,763   2.51%                $ 56,282   2.47%                $ 48,956   2.96%
Excess of interest-earning assets
    over interest-bearing liabilities $  301,481                      $  284,780                      $  277,579
Effective interest rate spread ......                         2.71                            2.59                            3.23
===================================================================================================================================

     Changes in our net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

     o    changes in volume--changes in volume multiplied by prior period rate;
     o    changes in  rate--changes  in rate  multiplied by prior period volume;
          and
     o changes in rate/volume--changes in rate multiplied by changes in volume.

     Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month's daily average balance during the period indicated.

                                                  Three Months Ended
                                    --------------------------------------------
                                         March 31, 2000 Versus March 31, 1999
                                                    Changes Due To
                                    --------------------------------------------
                                                              Rate/
(In Thousands)                       Volume       Rate       Volume       Net
--------------------------------------------------------------------------------
Interest income:
    Loans ......................    $59,502     $ 1,455     $   782     $61,739
    Mortgage-backed securities .       (147)         51         (16)       (112)
    Investment securities ......      1,442         363         189       1,994
--------------------------------------------------------------------------------
      Change in interest income      60,797       1,869         955      63,621
--------------------------------------------------------------------------------
Interest expense:
    Deposits ...................     19,000       5,058       1,686      25,744
    Borrowings .................     18,620         817       1,592      21,029
    Capital securities .........       --          --         3,041       3,041
--------------------------------------------------------------------------------
      Change in interest expense     37,620       5,875       6,319      49,814
--------------------------------------------------------------------------------
Change in net interest income ..    $23,177     $(4,006)    $(5,364)    $13,807
================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $0.8 million in the current quarter, down from $2.4 million in the first quarter of 1999. For information regarding the allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 23.

OTHER INCOME

     Our total other income was $21.5 million in the first quarter of 2000, of which $9.8 million represented the pre-tax gain from the sale of the automobile finance subsidiary. Excluding the gain, total other income would have been $11.7 million, up $0.4 million or 3.3% from a year ago. Our income from real estate held for investment increased $1.9 million of which $1.8 million was associated with gains from sales and declines in valuation allowances, while our loan and deposit related fees increased by $1.4 million. Those increases, however, where partially offset by declines of $2.2 million in net gains on sales of loans due to a lower volume of loan sales, $0.3 million in loan servicing fees, and $0.3 million in miscellaneous other income.

     The following table presents a breakdown of the key components comprising our income from real estate and joint venture operations for the periods indicated.

                                                                              Three Months Ended
                                                         --------------------------------------------------------
                                                          March 31, December 31, September 30, June 30, March 31,
(In Thousands)                                              2000        1999         1999        1999      1999
-----------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses .................    $  975      $  772       $  975      $1,094    $  981
   Equity in net income (loss) from joint ventures ....       377       4,333          (36)      1,008        47
   Interest from joint venture advances ...............       272         271          593         202       190
-----------------------------------------------------------------------------------------------------------------
     Total operations, net ............................     1,624       5,376        1,532       2,304     1,218
Net gains on sales of wholly owned real estate ........     1,421       3,969        1,037         200      --
Reduction of (provision for) losses on real estate and
   joint ventures .....................................        43         292        3,162         265       (53)
-----------------------------------------------------------------------------------------------------------------
   Income from real estate and joint venture operations    $3,088      $9,637       $5,731      $2,769    $1,165
=================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $35.7 million in the current quarter, down $0.7 million from the first quarter of 1999. The decline was due to lower general and administrative costs, which decreased $0.9 million or 2.4% due primarily to lower costs associated with residential lending activities.

PROVISION FOR INCOME TAXES

     Income taxes for the first quarter totaled $20.3 million, up from $9.1 million a year ago. Our effective tax rate was 42.5% in both periods. For further information regarding income taxes see, Notes To Consolidated Financial Statements--Note (4)--Income Taxes on page 7.

BUSINESS SEGMENT REPORTING

     The  previous   sections  of  the  Results  of  Operations   discussed  our
consolidated results. The purpose of this section is to present data on the results of our two business segments--banking and real estate investment.

     The following table presents by business segment our net income for the periods indicated, followed by a discussion of the results of operations of each segment.

                                                        Three Months Ended
                                    -------------------------------------------------------
                                    March 31, December 31, September 30, June 30, March 31,
(In Thousands)                        2000        1999         1999        1999      1999
-------------------------------------------------------------------------------------------
Banking net income ..............   $25,767     $14,520      $13,545     $13,702   $12,029
Real estate investment net income     1,669       5,316        3,017       1,356       319
-------------------------------------------------------------------------------------------
   Total net income .............   $27,436     $19,836      $16,562     $15,058   $12,348
===========================================================================================

Banking

     Net income from our banking operations for the first quarter of 2000 totaled $25.8 million, up from $12.0 million in the first quarter of 1999.

     The increase between first quarters included the $5.6 million after-tax gain from the previously mentioned sale of our indirect automobile finance subsidiary. Excluding the gain, the net income from our banking operations would have been $20.2 million, up $8.1 million or 67.5% from a year ago.

     The adjusted increase between first quarters primarily reflected higher net interest income. Net interest income increased $13.8 million or 28.1% due to an increase in our average earning assets as our effective interest rate spread declined. Also favorably impacting our banking net income was a $1.6 million decline in provision for loan losses and a $0.4 million decline in operating expense. These favorable items were partially offset by a decline of $1.5 million in all other income. The decline in all other income was primarily due to lower gains from the sales of loans and mortgage-backed securities which more than offset higher loan and deposit related fees.

     The table below sets forth our banking operational results and selected financial data for the periods indicated.

                                                                 Three Months Ended
                                          ---------------------------------------------------------------
                                           March 31,  December 31,  September 30,  June 30,    March 31,
(In Thousands)                               2000         1999          1999         1999         1999
---------------------------------------------------------------------------------------------------------
Net interest income ...................   $   62,715   $   56,374    $   51,220   $   51,242   $   48,948
Provision for loan losses .............          791        3,253         2,838        2,798        2,381
Other income:
   Gain on sale of subsidiary .........        9,762         --            --           --           --
   All other ..........................        8,585        8,734        10,503       10,408       10,110
Operating expense .....................       35,484       36,639        35,491       35,112       35,839
Net intercompany income ...............          108          107           102          102           82
---------------------------------------------------------------------------------------------------------
Income before income taxes ............       44,895       25,323        23,496       23,842       20,920
Income taxes ..........................       19,128       10,803         9,951       10,140        8,891
---------------------------------------------------------------------------------------------------------
     Net income (1) ...................   $   25,767   $   14,520    $   13,545   $   13,702   $   12,029
=========================================================================================================
AT PERIOD END:
Assets:
   Loans and mortgage-backed securities   $9,280,629   $8,746,063    $7,900,601   $6,818,129   $6,102,547
   Other ..............................      675,124      654,745       578,871      490,523      473,476
---------------------------------------------------------------------------------------------------------
     Total assets .....................    9,955,753    9,400,808     8,479,472    7,308,652    6,576,023
---------------------------------------------------------------------------------------------------------
Equity ................................   $  556,851   $  532,418    $  515,945   $  502,133   $  490,406
=========================================================================================================

(1) Included in the quarter ending March 31, 2000 was a $5.6 million after-tax gain related to the sale of subsidiary.

Real Estate Investment

     Net income from our real estate investment operations totaled $1.7 million in the first quarter of 2000, up $1.4 million from the year-ago quarter due to higher net gains on sales of real estate investments.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                        Three Months Ended
                                                  ----------------------------------------------------------
                                                  March 31, December 31, September 30,  June 30,   March 31,
(In Thousands)                                       2000       1999          1999        1999        1999
------------------------------------------------------------------------------------------------------------
Net interest income (expense) .................    $    48    $   (92)      $  (177)    $   (45)    $     8
Other income ..................................      3,130      9,672         5,768       2,851       1,232
Operating expense .............................        241        453           314         409         618
Net intercompany expense ......................        108        107           102         102          82
------------------------------------------------------------------------------------------------------------
Income before income taxes ....................      2,829      9,020         5,175       2,295         540
Income taxes ..................................      1,160      3,704         2,158         939         221
------------------------------------------------------------------------------------------------------------
   Net income .................................    $ 1,669    $ 5,316       $ 3,017     $ 1,356     $   319
============================================================================================================
AT PERIOD END:
Assets:
   Investment in real estate and joint ventures    $40,571    $42,172       $54,036     $57,460     $52,155
   Other ......................................      7,193      7,399        13,204       8,294       7,564
------------------------------------------------------------------------------------------------------------
     Total assets .............................     47,764     49,571        67,240      65,754      59,719
------------------------------------------------------------------------------------------------------------
Equity ........................................    $44,508    $42,839       $46,023     $43,006     $41,650
============================================================================================================

     Our investment in real estate and joint ventures amounted to $41 million at March 31, 2000, compared to $42 million at December 31, 1999 and $52 million at March 31, 1999.

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 23.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, increased $535 million during the first quarter to a total of $9.3 billion or 93.2% of assets at March 31, 2000. The increase primarily occurred in single family loans we hold for investment which increased $867 million or 11.1% during the quarter. Of that increase, $807 million represented prime loans while subprime loans increased $60 million. Partially offsetting the increase during the quarter was the elimination of our indirect automobile loan portfolio of $366 million due to the sale of our subsidiary involved in that activity.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                    Three Months Ended
                                             --------------------------------------------------------------
                                              March 31,  December 31, September 30,  June 30,     March 31,
(In Thousands)                                  2000         1999         1999         1999         1999
-----------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential, one-to-four units:
     Adjustable ..........................   $1,126,995   $1,207,517   $1,571,163   $  964,408   $  568,891
     Fixed ...............................        3,860        3,269        4,920       81,080      208,504
   Other .................................       72,731      126,756      136,173      136,155      131,045
-----------------------------------------------------------------------------------------------------------
     Total loans originated for investment    1,203,586    1,337,542    1,712,256    1,181,643      908,440
Loans originated for sale (1) ............      367,916      343,603      420,389      631,496      646,786
-----------------------------------------------------------------------------------------------------------
   Total loans originated ................   $1,571,502   $1,681,145   $2,132,645   $1,813,139   $1,555,226
===========================================================================================================

(1)  One-to-four unit residential loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled $1.499 billion in the first quarter of 2000, of which $1.131 billion were for portfolio and $368 million were for sale. This was 3.6% below the $1.554 billion originated in the fourth quarter of 1999, but 5.2% higher than the $1.424 billion we originated in the year-ago first quarter. Of the current quarter total, $89 million represented originations of subprime credits for portfolio as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 45% of our residential one-to-four unit originations represented refinancing transactions. This is down from 52% during the 1999 fourth quarter and 76% in the year-ago first quarter. In addition to single family loans, $73 million of other loans were originated in the quarter including $39 million of automobile loans and $22 million of construction and land loans.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. This experience is similar to that of recent quarters.

     Our adjustable rate mortgages generally:

     o begin with an incentive interest rate, which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined margin, subject to periodic and lifetime caps, after one, three, six or twelve months;
     o provide that the maximum interest rate we can charge borrowers cannot exceed the incentive rate by more than six to nine percentage points, depending on the type of loan and the initial rate offered; and
     o limit interest rate adjustments to 1% per adjustment period for those that adjust semi-annually and 2% per adjustment period for those that adjust annually.

     Most  of  our  adjustable   rate  mortgages   adjust  monthly   instead  of
semi-annually or annually. These monthly adjustable rate mortgages:

     o have a lifetime interest rate cap, but no specified periodic interest rate adjustment cap;
     o have a periodic cap on changes in required monthly payments, which adjust annually; and
     o allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments.

Regarding negative amortization, if a loan incurs significant negative amortization, then there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and capitalized interest. We impose a limit on the amount of negative amortization, so that the principal plus the added amount cannot exceed:

     o 125% of the original loan amount on loans having a loan-to-value ratio of 80% or less; and
     o    110% on loans having a loan-to-value ratio over 80%.

At March 31, 2000,  $6.0 billion of the  adjustable  rate  mortgages in our loan
portfolio  were  subject  to  negative   amortization,   of  which  $91  million
represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $331 million of loans in the first quarter of 2000, compared to $408 million in the previous quarter and $777 million in the first quarter of 1999. All were secured by residential one-to-four unit property and at March 31, 2000, loans held for sale totaled $158 million.

     At March 31, 2000, we had commitments to fund loans amounting to $977 million, of which $230 million were fixed rate one-to-four unit residential loans being originated for sale in the secondary market, as well as undrawn lines of credit of $94 million and loans in process of $93 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                           Three Months Ended
                                                             -----------------------------------------------------------------------
                                                              March 31,    December 31,   September 30,    June 30,       March 31,
(In Thousands)                                                  2000           1999           1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ........................................    $1,034,226     $  883,056     $1,180,474     $  656,718      $ 382,562
      Adjustable - subprime .............................        81,559        303,677        384,856        307,690        186,329
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustable ................................     1,115,785      1,186,733      1,565,330        964,408        568,891
      Fixed .............................................         2,510          1,587            907         54,671        205,758
      Fixed - subprime ..................................          --            1,653          3,840          4,301          2,444
     Residential five or more units:
      Adjustable ........................................          --              247           --             --             --
      Fixed .............................................          --             --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
        Total residential ...............................     1,118,295      1,190,220      1,570,077      1,023,380        777,093
     Commercial real estate .............................         1,220           --              750          2,915          6,398
     Construction .......................................        16,412         27,346         46,128         45,082         30,587
     Land ...............................................         5,565         18,820           --            8,950         29,081
   Non-mortgage:
     Commercial .........................................           565          7,895          7,850          6,278          2,925
     Automobile .........................................        39,255         56,484         66,550         60,620         50,294
     Other consumer .....................................         9,714         15,704         14,895         12,130         11,760
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ............................     1,191,026      1,316,469      1,706,250      1,159,355        908,138
Real estate loans purchased:
   One-to-four units ....................................         4,670          9,879          4,028         22,108            302
   One-to-four units - subprime .........................         7,890         10,934          1,978           --             --
   Other (1) ............................................          --              260           --              180           --
------------------------------------------------------------------------------------------------------------------------------------
     Total loans originated and purchased ...............     1,203,586      1,337,542      1,712,256      1,181,643        908,440
Loan repayments .........................................      (378,211)      (439,238)      (443,503)      (506,048)      (434,796)
Other net changes (2) ...................................      (309,620)        24,084        (35,096)        (6,958)       (18,824)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase in loans held for investment ............       515,755        922,388      1,233,657        668,637        454,820
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ...............................       319,556        329,731        420,389        631,496        646,786
   Originated whole loans - subprime ....................        48,360         13,872           --             --             --
   Loans transferred from (to) the investment portfolio .       (14,951)        (5,711)        55,138            238         (7,095)
   Originated whole loans sold ..........................      (116,970)      (228,746)      (313,589)      (281,120)      (176,139)
   Loans exchanged for mortgage-backed securities .......      (213,981)      (179,031)      (310,096)      (297,858)      (600,379)
   Other net changes ....................................          (302)        (5,177)          (827)        (2,637)          (622)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale .....        21,712        (75,062)      (148,985)        50,119       (137,449)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .......................       213,981        179,031        310,096        297,858        600,379
   Sold .................................................      (215,547)      (179,031)      (310,096)      (297,858)      (600,379)
   Repayments ...........................................        (1,254)        (1,532)        (2,300)        (2,869)        (3,235)
   Other net changes ....................................           (81)          (332)           100           (305)            46
------------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities available
        for sale ........................................        (2,901)        (1,864)        (2,200)        (3,174)        (3,189)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale .        18,811        (76,926)      (151,185)        46,945       (140,638)
------------------------------------------------------------------------------------------------------------------------------------
     Total net increase in loans and
        mortgage-backed securities ......................    $  534,566     $  845,462     $1,082,472     $  715,582      $ 314,182
====================================================================================================================================

(1)  Primarily five or more unit residential loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or transferred from (to) the held for sale portfolio, and interest capitalized on loans (negative amortization). For the three months ended March 31, 2000, also includes $367 million of net automobile loans sold as part of the sale of subsidiary.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolios at the dates indicated.

                                                        March 31,    December 31,   September 30,    June 30,       March 31,
(In Thousands)                                            2000           1999           1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential one-to-four units:
         Adjustable ...............................    $6,461,852     $5,644,883     $4,984,300     $4,118,763     $3,800,552
         Adjustable - subprime ....................     1,680,205      1,620,624      1,354,771      1,017,699        745,843
         Fixed ....................................       500,132        510,516        532,934        550,035        507,357
         Fixed - subprime .........................        19,751         18,777         18,027         14,748         10,932
------------------------------------------------------------------------------------------------------------------------------
           Total one-to-four units ................     8,661,940      7,794,800      6,890,032      5,701,245      5,064,684
      Residential five or more units:
         Adjustable ...............................        15,254         15,889         18,301         18,409         18,516
         Fixed ....................................         5,038          5,166          5,243          6,232          7,904
      Commercial real estate:
         Adjustable ...............................        37,148         37,419         37,647         38,483         39,641
         Fixed ....................................       111,772        110,908        111,265        111,076        111,606
      Construction ................................       147,910        176,487        190,441        178,526        147,246
      Land ........................................        72,139         67,631         61,263         71,314         74,959
    Non-mortgage:
      Commercial ..................................        26,922         26,667         27,605         26,884         28,182
      Automobile (1) ..............................        35,469        399,789        391,975        375,138        363,168
      Other consumer ..............................        52,447         49,344         44,764         42,475         40,607
------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment ..........     9,166,039      8,684,100      7,778,536      6,569,782      5,896,513
    Increase (decrease) for:
      Undisbursed loan funds ......................      (103,203)      (125,159)      (136,355)      (146,603)      (133,785)
      Net deferred costs and premiums .............        73,787         67,740         59,732         43,460         33,515
      Allowance for estimated loss ................       (32,529)       (38,342)       (35,962)       (34,345)       (32,586)
------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net .....     9,104,094      8,588,339      7,665,951      6,432,294      5,763,657
------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale:
      One-to-four units ...........................       131,896        122,133         62,635          5,711           --
      One-to-four units - subprime ................        25,821         13,872        148,432        354,341        309,933
------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ................       157,717        136,005        211,067        360,052        309,933
    Mortgage-backed securities available for sale:
      Adjustable ..................................         7,451          7,700          8,260          8,822          9,887
      Fixed .......................................        11,367         14,019         15,323         16,961         19,070
------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
           for sale ...............................        18,818         21,719         23,583         25,783         28,957
------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
           held for sale and available for sale ...       176,535        157,724        234,650        385,835        338,890
------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities    $9,280,629     $8,746,063     $7,900,601     $6,818,129     $6,102,547
==============================================================================================================================

(1) The decline between March 31, 2000 and December 31, 1999 primarily reflects the sale of subsidiary.

     We carry loans for sale at the lower of cost or market. At March 31, 2000, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     We carry mortgage-backed securities available for sale at fair value which, at March 31, 2000, reflected an unrealized loss of $0.2 million. The current quarter-end unrealized loss, less the associated tax effect is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At March 31, 2000, deposits totaled $7.0 billion, up $1.8 billion or 33.7% from a year-ago and up $399 million or 6.1% from year-end 1999. Compared to the year-ago period, transaction accounts--i.e., checking, regular passbook and money market--increased $211 million or 16.1%, and our certificates of deposit increased $1.5 billion or 39.7%. The following table sets forth information concerning our deposits and average rates paid at the dates indicated.

                           March 31, 2000      December 31, 1999    September 30, 1999     June 30, 1999       March 31, 1999
                        --------------------------------------------------------------------------------------------------------
                        Weighted             Weighted             Weighted             Weighted             Weighted
                         Average              Average              Average              Average              Average
(Dollars in Thousands)    Rate      Amount     Rate      Amount     Rate      Amount     Rate      Amount     Rate      Amount
--------------------------------------------------------------------------------------------------------------------------------
Transaction accounts ...  2.39%   $1,524,720   2.46%   $1,489,939   2.36%   $1,444,515   2.40%   $1,362,880   2.34%   $1,313,707
Certificates of deposit:
   Less than 3.00% .....  2.50         7,946   2.47         8,717   2.49        11,084   2.58        23,239   2.60        23,324
   3.00-3.49 ...........  3.41             1   3.02            16   3.02            15   3.01           268   3.01           323
   3.50-3.99 ...........  3.92           324   3.92         3,786   3.94         2,236   3.91        44,532   3.91        47,813
   4.00-4.49 ...........  4.30        80,555   4.32       210,127   4.37       436,442   4.40       578,371   4.39       604,692
   4.50-4.99 ...........  4.81       601,590   4.78       939,858   4.78     1,189,830   4.80     1,208,190   4.80     1,004,947
   5.00-5.99 ...........  5.61     3,440,320   5.56     3,623,632   5.53     3,138,246   5.38     2,181,871   5.41     2,015,702
   6.00-6.99 ...........  6.27     1,305,922   6.07       284,984   6.17        86,490   6.11        71,254   6.06       192,320
   7.00 and greater ....     -          --     7.32         1,702   7.24         2,454   7.25         2,319   7.24         2,454
--------------------------------------------------------------------------------------------------------------------------------
     Total certificates
       of deposit ......  5.66     5,436,658   5.39     5,072,822   5.25     4,866,797   5.05     4,110,044   5.09     3,891,575
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits ....  4.95%   $6,961,378   4.72%   $6,562,761  4.59%    $6,311,312   4.39%   $5,472,924   4.40%   $5,205,282
================================================================================================================================

BORROWINGS

     During the 2000 first quarter, our borrowings increased $127 million to $2.2 billion, due to an increase in FHLB advances. This followed an increase of $637 million during the fourth quarter of 1999. The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                    March 31,   December 31,  September 30,   June 30,     March 31,
(Dollars in Thousands)                                2000          1999          1999          1999         1999
--------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................   $2,248,964    $2,122,407    $1,477,207    $1,298,438    $842,677
Other borrowings ...............................          329           373         8,501         8,794       8,638
--------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $2,249,293    $2,122,780    $1,485,708    $1,307,232    $851,315
--------------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
    the period .................................         5.81%         5.66%         5.35%         5.21%       5.36%
Total borrowings as a percentage of total assets        22.59         22.56         17.48         17.83       12.91
====================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities, of which $108 million was invested as additional common stock in the Bank. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense including the amortization of deferred issuance costs on our capital securities was $3.0 million for the first quarter of 2000.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk occurs to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, one of our principal objectives is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI. There has been no significant change in market risk since December 31, 1999.

     The following table sets forth the repricing frequency of our major asset and liability categories as of March 31, 2000, as well as other information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of our assets are subject to limitations, like caps on the amount that interest rates and payments on our loans may adjust. Accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                                      March 31, 2000
                                                  ------------------------------------------------------------------------------
                                                    Within         7 - 12         2 - 5        6 - 10       Over        Total
(Dollars in Thousands)                             6 Months        Months         Years        Years      10 Years     Balance
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock ...(1)   $  134,465    $    24,775    $  166,339    $      70    $   --      $  325,649
    Loans and mortgage-backed securities:
     Loans secured by real estate:
       Residential:
         Adjustable ........................(2)    7,828,050        281,274       127,060         --          --       8,236,384
         Fixed .............................(2)      156,253         26,662       169,805      134,149     165,504       652,373
       Commercial real estate ..............(2)       42,978          8,709        87,337        4,860       2,320       146,204
       Construction ........................(2)       75,358           --            --           --          --          75,358
       Land ................................(2)       47,567             14           114          152         610        48,457
     Non-mortgage loans:
       Commercial ..........................(2)       15,980           --            --           --          --          15,980
       Consumer ............................(2)       59,420          6,553        21,082         --          --          87,055
     Mortgage-backed securities ............(2)       13,146          2,839         1,380        1,041         412        18,818
--------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed
       securities ..........................       8,238,752        326,051       406,778      140,202     168,846     9,280,629
--------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets .........      $8,373,217    $   350,826    $  573,117    $ 140,272    $168,846    $9,606,278
================================================================================================================================
Deposits, borrowings and capital securities:
    Interest-bearing deposits:
     Certificates of deposit ...............(1)   $2,649,976    $ 1,369,107    $1,417,575    $    --      $   --      $5,436,658
     Transaction accounts ..................(3)    1,309,121           --            --           --          --       1,309,121
    Non-interest-bearing transaction
     accounts ..............................         215,599           --            --           --          --         215,599
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits ........................       4,174,696      1,369,107     1,417,575         --          --       6,961,378
    Borrowings .............................       1,740,064         11,042        67,187      431,000        --       2,249,293
    Capital securities .....................            --             --            --           --       120,000       120,000
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits, borrowings and
        capital securities .................      $5,914,760    $ 1,380,149    $1,484,762    $ 431,000    $120,000    $9,330,671
================================================================================================================================
Excess (shortfall) of interest-earning
assets over interest-bearing liabilities ...      $2,458,457    $(1,029,323)   $ (911,645)   $(290,728)   $ 48,846    $  275,607
Cumulative gap .............................       2,458,457      1,429,134       517,489      226,761     275,607
Cumulative gap - as a % of total assets:
    March 31, 2000 .........................           24.69%         14.35%         5.20%        2.28%       2.77%
    December 31, 1999 ......................           21.29          10.20          4.97         1.92        2.35
    March 31, 1999 .........................           19.62           3.92          7.74         2.93        3.90
================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Subject to immediate repricing.

     Our six-month gap at March 31, 2000 was a positive 24.69%. This means more interest-earning assets reprice within six months than interest-bearing liabilities. This compares to a positive six-month gap of 21.29% at December 31, 1999 and 19.62% at March 31, 1999. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended March 31, 2000, we originated and purchased for investment $5.1 billion of adjustable rate loans which represented approximately 94% of all loans we originated and purchased for investment during the period.

     At March 31, 2000, 97% of our interest-earning assets mature, reprice or are estimated to prepay within five years, remaining the same as it was for both December 31, 1999 and March 31, 1999. At March 31, 2000, loans held for investment and mortgage-backed securities with adjustable interest rates represented 92% of those portfolios. During the first quarter of 2000, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities for originating adjustable rate mortgages and generating fee and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At March 31, 2000, $8.7 billion or 93% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $8.1 billion or 92% at December 31, 1999 and $5.3 billion or 86% at March 31, 1999.

     The following table sets forth on a consolidated basis the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                            March 31,  December 31, September 30, June 30,    March 31,
                                              2000         1999         1999        1999        1999
-------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities       7.70%        7.67%        7.33%       7.47%       7.59%
   Federal Home Loan Bank stock .......       5.69         5.60         5.24        5.29        5.29
   Investment securities ..............       6.12         6.12         5.85        5.84        5.61
-------------------------------------------------------------------------------------------------------
     Earning assets yield .............       7.64         7.62         7.28        7.41        7.52
-------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................       4.95         4.72         4.59        4.39        4.40
   Borrowings:
     Federal Home Loan Bank advances ..       5.95         5.77         5.45        5.24        5.30
     Other borrowings .................       7.88         7.88         8.68        8.67        8.70
-------------------------------------------------------------------------------------------------------
         Combined borrowings ..........       5.95         5.99         5.46        5.26        5.33
   Capital securities .................      10.00        10.00        10.00           -           -
-------------------------------------------------------------------------------------------------------
     Combined funds cost ..............       5.25         5.05         4.84        4.56        4.53
-------------------------------------------------------------------------------------------------------
         Interest rate spread .........       2.39%        2.57%        2.44%       2.85%       2.99%
=======================================================================================================

     The period end weighted average yield on our loan portfolio increased to 7.70% at March 31, 2000, from 7.67% at December 31, 1999 and 7.59% at March 31,
1999. At March 31, 2000, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $8.2 billion with a weighted average rate of 7.63%, compared to $7.3 billion with a weighted average rate of 7.52% at December 31, 1999, and $4.6 billion with a weighted average rate of 7.35% at March 31, 1999.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets were virtually unchanged during the quarter at $40 million or 0.40% of total assets. Non-performing assets at quarter end include non-accrual loans aggregating $1.3 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                       March 31, December 31, September 30, June 30,  March 31,
(Dollars in Thousands)                                    2000       1999         1999        1999       1999
---------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $15,546    $15,590      $16,318     $15,522    $16,579
    Residential one-to-four units - subprime ........    15,426     13,914        9,719       6,010      4,379
    Other ...........................................     1,479      3,477        3,563       4,281      4,127
---------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    32,451     32,981       29,600      25,813     25,085
Trouble debt restructure - below market rate (2) ....       210       --           --          --         --
Real estate acquired in settlement of loans .........     7,115      5,899        5,213       4,015      4,686
Repossessed automobiles .............................      --          314          335         256        319
---------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................   $39,776    $39,194      $35,148     $30,084    $30,090
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses (1):
    Amount ..........................................   $32,529    $38,342      $35,962     $34,345    $32,586
    As a percentage of non-performing loans .........     99.60%    116.25%      121.49%     133.05%    129.90%
Non-performing assets as a percentage of total assets      0.40       0.42         0.41        0.41       0.46
===============================================================================================================

(1) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.
(2)  Represents one one-to-four unit residential loan.

     At March 31, 2000, the recorded investment in loans for which we recognized impairment totaled $13 million. The total allowance for losses related to these loans was $0.8 million. During the first quarter of 2000, total interest recognized on the impaired loan portfolio was $0.5 million.

Delinquent Loans

     During the 2000 first quarter, our delinquencies as a percentage of total loans outstanding declined from 0.58% at year-end 1999 to 0.53%, and were below the 0.58% of a year ago. This decline primarily occurred in our automobile loan category due to the sale of the subsidiary.

         The following table indicates the amounts of our past due loans at the dates indicated.

                                                      March 31, 2000                             December 31, 1999
                                         -------------------------------------------------------------------------------------
                                          30-59      60-89       90+                  30-59      60-89       90+
(Dollars in Thousands)                     Days       Days     Days (1)    Total       Days       Days     Days (1)    Total
------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $10,388     $4,389    $12,974    $27,751    $ 8,630     $3,889    $12,793    $25,312
      One-to-four units - subprime ...    11,037      3,127      7,092     21,256      7,867      3,069      7,935     18,871
      Five or more units .............      --         --         --         --         --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    21,425      7,516     20,066     49,007     16,497      6,958     20,728     44,183
Non-mortgage:
    Commercial .......................      --         --         --         --         --         --         --         --
    Automobile .......................       150         33         14        197      4,758        674        717      6,149
    Other consumer ...................       356         44        137        537        679         42        114        835
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $21,931     $7,593    $20,217    $49,741    $21,934     $7,674    $21,559    $51,167
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.23%      0.08%      0.22%      0.53%      0.25%      0.09%      0.24%      0.58%
==============================================================================================================================
                                                     September 30, 1999                            June 30, 1999
                                         -------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $11,306    $ 3,441    $12,804    $27,551    $ 5,834    $ 3,812    $11,910    $21,556
      One-to-four units - subprime ...     3,669      3,278      3,697     10,644      2,328      1,235      3,092      6,655
      Five or more units .............      --         --         --         --         --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    14,975      6,719     16,501     38,195      8,162      5,047     15,002     28,211
Non-mortgage:
    Commercial .......................      --         --         --         --         --         --         --         --
    Automobile .......................     4,548        367        571      5,486      3,133        489        895      4,517
    Other consumer ...................       161         33        175        369        169         36        233        438
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $19,684    $ 7,119    $17,247    $44,050    $11,464    $ 5,572    $16,130    $33,166
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.25%      0.09%      0.22%      0.55%      0.17%      0.08%      0.23%      0.48%
==============================================================================================================================
                                                       March 31, 1999
                                         -----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $ 8,463     $4,700    $13,180    $26,343
      One-to-four units - subprime ...     1,177      2,281      1,385      4,843
      Five or more units .............      --         --         --         --
    Commercial real estate ...........      --         --         --         --
    Construction .....................      --         --         --         --
    Land .............................      --         --         --         --
----------------------------------------------------------------------------------
      Total real estate loans ........     9,640      6,981     14,565     31,186
Non-mortgage:
    Commercial .......................      --         --         --         --
    Automobile .......................     3,248        383      1,000      4,631
    Other consumer ...................       144         76        226        446
----------------------------------------------------------------------------------
      Total loans ....................   $13,032     $7,440    $15,791    $36,263
==================================================================================
Delinquencies as a percentage of total
    loans ............................      0.21%      0.12%      0.25%      0.58%
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

     Allowances for losses on all assets were $35 million at March 31, 2000, $41 million at December 31, 1999 and $41 million at March 31, 1999.

     Our total allowance for possible loan losses was $33 million at March 31, 2000, down from $38 million at year-end 1999, and virtually identical to the year-ago level. The decline from year-end was associated with the sale of our automobile finance subsidiary. Included in the current quarter-end total allowance was $32 million of general loan valuation allowances, of which $3 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of our risk-weighted assets. Net charge-offs totaled $0.8 million in the 2000 first quarter, compared to $1.3 million in the year-ago quarter. Included in our current quarter net charge-offs were $0.2 million associated with one-to-four unit residential loans and $0.6 million associated with automobile loans.

     The following table is a summary of the activity in our allowance for loan losses during the periods indicated.

                                                      Three Months Ended
                                 ----------------------------------------------------------
                                  March 31, December 31, September 30, June 30,   March 31,
(In Thousands)                      2000        1999         1999        1999        1999
-------------------------------------------------------------------------------------------
Balance at beginning of period    $38,342     $35,962      $34,345     $32,586     $31,517
Provision ....................        791       3,253        2,838       2,798       2,381
Charge-offs ..................       (932)     (1,312)      (1,423)     (1,280)     (1,520)
Recoveries ...................        139         439          202         241         208
Transfers (1) ................     (5,811)       --           --          --          --
-------------------------------------------------------------------------------------------
Balance at end of period .....    $32,529     $38,342      $35,962     $34,345     $32,586
===========================================================================================

(1)  Reduction due to the sale of subsidiary.

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                       March 31, 2000                  December 31, 1999                September 30, 1999
                             ----------------------------------------------------------------------------------------------------
                                           Gross    Allowance                Gross    Allowance                Gross    Allowance
                                           Loan    Percentage                Loan    Percentage                Loan    Percentage
                                         Portfolio   to Loan               Portfolio   to Loan               Portfolio   to Loan
(Dollars in Thousands)       Allowance    Balance    Balance   Allowance    Balance    Balance   Allowance    Balance    Balance
---------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...... $14,120   $6,961,984    0.20%     $12,913   $6,155,399    0.21%     $12,556   $5,517,234    0.23%
     One-to-four units -
       subprime .............   9,036    1,699,956    0.53        9,876    1,639,401    0.60        6,940    1,372,798    0.51
     Five or more units .....     178       20,292    0.88          184       21,055    0.87          276       23,544    1.17
   Commercial real estate ...   2,634      148,920    1.77        2,439      148,327    1.64        2,463      148,912    1.65
   Construction .............   1,747      147,910    1.18        2,075      176,487    1.18        2,242      190,441    1.18
   Land .....................     899       72,139    1.25          843       67,631    1.25          764       61,263    1.25
Non-mortgage:
   Commercial ...............     293       26,922    1.09          334       26,667    1.25          227       27,605    0.82
   Automobile (1) ...........     184       35,469    0.52        6,259      399,789    1.57        7,099      391,975    1.81
   Other consumer ...........     638       52,447    1.22          619       49,344    1.25          595       44,764    1.33
Not specifically allocated ..   2,800         --         -        2,800         --         -        2,800         --         -
---------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment ............. $32,529   $9,166,039    0.35%     $38,342   $8,684,100    0.44%     $35,962   $7,778,536    0.46%
=================================================================================================================================
                                      June 30, 1999                    March 31, 1999
                              ---------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...... $11,580   $4,668,798    0.25%     $11,581   $4,307,909    0.27%
     One-to-four units -
       subprime .............   5,316    1,032,447    0.51        4,154      756,775    0.55
     Five or more units .....     285       24,641    1.16          299       26,420    1.13
   Commercial real estate ...   2,808      149,559    1.88        2,729      151,247    1.80
   Construction .............   2,082      178,526    1.17        1,732      147,246    1.18
   Land .....................     900       71,314    1.26          944       74,959    1.26
Non-mortgage:
   Commercial ...............     193       26,884    0.72          202       28,182    0.72
   Automobile ...............   7,832      375,138    2.09        7,566      363,168    2.08
   Other consumer ...........     549       42,475    1.29          579       40,607    1.43
Not specifically allocated ..   2,800         --         -        2,800         --         -
---------------------------------------------------------------------------------------------
   Total loans held for
     investment ............. $34,345   $6,569,782    0.52%     $32,586   $5,896,513    0.55%
=============================================================================================

(1) The decline between March 31, 2000 and December 31, 1999 primarily reflects the sale of subsidiary.

     The following table is a summary of the activity in our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                    Three Months Ended
                                 -------------------------------------------------------
                                 March 31, December 31, September 30, June 30, March 31,
(In Thousands)                      2000       1999         1999        1999     1999
----------------------------------------------------------------------------------------
Balance at beginning of period    $2,131     $2,435       $7,389      $7,770    $7,717
Provision (reduction) ........       (43)      (292)      (3,162)       (265)       53
Charge-offs ..................      --          (12)      (1,792)       (116)     --
Recoveries ...................      --         --           --          --        --
----------------------------------------------------------------------------------------
Balance at end of period .....    $2,088     $2,131       $2,435      $7,389    $7,770
========================================================================================

     In addition to losses charged against the allowance for loan losses, we have recorded losses on real estate acquired in settlement of loans by direct write-off to net operations of real estate acquired in settlement of loans and against an allowance for losses specifically established for these assets. As of September 30, 1999, we are no longer maintaining an allowance for real estate acquired in settlement of loans as the related individual assets are recorded at the lower of cost or fair value. The following table is a summary of the activity in our allowance for real estate acquired in settlement of loans during the periods indicated.

                                                     Three Months Ended
                                --------------------------------------------------------
                                March 31, December 31, September 30, June 30,  March 31,
(In Thousands)                    2000        1999         1999        1999      1999
----------------------------------------------------------------------------------------
Balance at beginning of period   $--         $--          $ 509        $547      $533
Provision (reduction) ........      74          56         (136)          9        26
Charge-offs ..................     (74)        (56)        (373)        (47)      (12)
----------------------------------------------------------------------------------------
Balance at end of period .....   $--         $--          $--          $509      $547
========================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our primary sources of funds generated in the first quarter of 2000 were from:

     o    a net increase in deposits of $399 million;
     o net proceeds from the sale of our indirect automobile finance subsidiary of $373 million; and
     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $346 million.

     We used these funds primarily to originate loans held for investment of $1.2 billion.

     At March 31, 2000, the Bank's ratio of regulatory liquidity was 4.0%, compared to 4.2% at December 31, 1999 and 4.0% at March 31, 1999.

     Stockholders' equity totaled $557 million at March 31, 2000, up from $532 million at December 31, 1999 and $490 million at March 31, 1999.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of March 31, 2000. The core and tangible capital ratios were 6.17% and the risk-based capital ratio was 12.30%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

                                                         Tangible Capital        Core Capital         Risk-Based Capital
                                                       --------------------   ------------------    ----------------------
(Dollars in Thousands)                                  Amount     Ratio       Amount     Ratio       Amount      Ratio
--------------------------------------------------------------------------------------------------------------------------
Stockholder's equity ................................. $659,498               $659,498               $659,498
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate ..  (44,142)               (44,142)               (44,142)
    Goodwill .........................................   (3,952)                (3,952)                (3,952)
    Non-permitted mortgage servicing rights ..........   (3,695)                (3,695)                (3,695)
   Additions:
    Unrealized losses on securities available for sale    2,038                  2,038                  2,038
    General loss allowance - investment in DSL Service
      Company                                             1,079                  1,079                  1,079
    General loan valuation allowances (1) ............        -                      -                 32,235
--------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................  610,826    6.17%       610,826    6.17%       643,061    12.30%
Well capitalized requirement .........................  148,494    1.50 (2)    494,982    5.00        522,678    10.00 (3)
--------------------------------------------------------------------------------------------------------------------------
Excess ............................................... $462,332    4.67%      $115,844    1.17%      $120,383     2.30%
==========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank meets and exceeds with a ratio of 11.69%.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits.

     27 Financial Data Schedule.

(B) There were no reports on Form 8-K for the three months ended March 31, 2000.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                  DOWNEY FINANCIAL CORP.




Date:  May 4, 2000                                /s/ DANIEL D. ROSENTHAL
                                           -------------------------------------
                                                    Daniel D. Rosenthal
                                           President and Chief Executive Officer




Date: May 4, 2000                                  /s/ THOMAS E. PRINCE
                                           -------------------------------------
                                                     Thomas E. Prince
                                               Executive Vice President and
                                                  Chief Financial Officer