Form 10-Q
period 2000-06-30
DOWNEY FINANCIAL CORP
filed 2000-08-02
CIK 935063

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

                  For the quarterly period ended JUNE 30, 2000

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At June 30, 2000, 28,170,388 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                   JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                     PART I


    FINANCIAL INFORMATION...............................................    1

                Consolidated Balance Sheets.............................    1
                Consolidated Statements of Income.......................    2
                Consolidated Statements of Comprehensive Income.........    3
                Consolidated Statements of Cash Flows...................    4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................    6

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................    8


                                     PART II

    OTHER INFORMATION...................................................   31

                Item 6    Exhibits and Reports on Form 8-K..............   31

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                     June 30,     December 31,     June 30,
(Dollars in Thousands, Except Per Share Data)                                          2000           1999           1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ...........................................................................   $    85,681    $   121,146    $    56,936
Federal funds ..................................................................         9,600              1          3,900
-----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ..................................................        95,281        121,147         60,836
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value ..........................................       196,441        171,823        134,091
Municipal securities held to maturity, at amortized cost (estimated market value of $6,709 at June 30, 2000, $6,710 at December 31, 1999 and
    $6,845 at June 30, 1999) ...................................................         6,727          6,728          6,864
Loans held for sale, at lower of cost or market ................................       220,619        136,005        360,052
Mortgage-backed securities available for sale, at fair value ...................        17,302         21,719         25,783
Loans receivable held for investment ...........................................     9,549,740      8,588,339      6,432,294
Investments in real estate and joint ventures ..................................        39,256         42,172         57,460
Real estate acquired in settlement of loans ....................................         5,657          5,899          4,015
Premises and equipment .........................................................       105,766        107,978        105,957
Federal Home Loan Bank stock, at cost ..........................................       119,764        102,392         64,943
Other assets ...................................................................       120,037        103,338         79,105
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   $10,476,590    $ 9,407,540    $ 7,331,400
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................................   $ 7,289,509    $ 6,562,761    $ 5,472,924
Federal Home Loan Bank advances ................................................     2,411,808      2,122,407      1,298,438
Other borrowings ...............................................................           285            373          8,794
Accounts payable and accrued liabilities .......................................        47,804         45,682         40,728
Deferred income taxes ..........................................................        29,688         23,899          8,383
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities ..........................................................     9,779,094      8,755,122      6,829,267
-----------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") .....................................................       120,000        120,000           --

STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ...........................................................          --             --             --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,170,388 shares at June 30, 2000 and 28,148,409 shares
    at December 31, 1999 and June 30, 1999 .....................................           282            281            281
Additional paid-in capital .....................................................        92,760         92,385         92,385
Accumulated other comprehensive loss - unrealized losses on securities
    available for sale .........................................................        (1,717)        (1,568)          (521)
Retained earnings ..............................................................       486,171        441,320        409,988
-----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity .................................................       577,496        532,418        502,133
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   $10,476,590    $ 9,407,540    $ 7,331,400
=============================================================================================================================


See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                     Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                  ------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                         2000         1999         2000         1999
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable .............................................   $186,648     $118,818     $359,118     $229,549
   U.S. Treasury securities and agency obligations ..............      3,138        1,798        6,052        3,415
   Mortgage-backed securities ...................................        300          423          652          887
   Other investments ............................................      2,614        1,170        4,393        2,252
-------------------------------------------------------------------------------------------------------------------
       Total interest income ....................................    192,700      122,209      370,215      236,103
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits .....................................................     90,219       58,084      171,452      113,573
   Borrowings ...................................................     35,875       12,928       66,353       22,377
   Capital securities ...........................................      3,041         --          6,082         --
-------------------------------------------------------------------------------------------------------------------
       Total interest expense ...................................    129,135       71,012      243,887      135,950
-------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME ..........................................     63,565       51,197      126,328      100,153
PROVISION FOR LOAN LOSSES .......................................        942        2,798        1,733        5,179
-------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses ..........     62,623       48,399      124,595       94,974
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ................................      7,007        4,904       12,830        9,352
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate .............       --            200        1,421          200
     (Provision for) reduction of losses on real estate and joint
       ventures .................................................     (1,473)         265       (1,430)         212
     Operations, net ............................................      2,213        2,304        3,837        3,522
   Secondary marketing activities:
     Loan servicing fees ........................................        313          292          564          866
     Net gains on sales of loans and mortgage-backed securities .        723        4,058        2,516        8,045
   Net gains (losses) on sales of investment securities .........        (89)         191          (89)         288
   Gain on sale of subsidiary ...................................       --           --          9,762         --
   Other ........................................................        773        1,045        1,533        2,116
-------------------------------------------------------------------------------------------------------------------
       Total other income, net ..................................      9,467       13,259       30,944       24,601
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs ...................................     19,974       21,251       41,499       42,062
   Premises and equipment costs .................................      5,803        5,068       11,438        9,803
   Advertising expense ..........................................        812        2,571        2,685        4,770
   Professional fees ............................................        688          471        1,508        1,011
   SAIF insurance premiums and regulatory assessments ...........        627          942        1,247        1,931
   Other general and administrative expense .....................      4,817        4,979        9,705       11,954
-------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense ...................     32,721       35,282       68,082       71,531
-------------------------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans .         87          121          334          211
   Amortization of excess of cost over fair value of net assets
     acquired ...................................................        116          118          233          236
-------------------------------------------------------------------------------------------------------------------
     Total operating expense ....................................     32,924       35,521       68,649       71,978
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ......................................     39,166       26,137       86,890       47,597
Income taxes ....................................................     16,684       11,079       36,972       20,191
-------------------------------------------------------------------------------------------------------------------
   NET INCOME ...................................................   $ 22,482     $ 15,058     $ 49,918     $ 27,406
===================================================================================================================
PER SHARE INFORMATION:
   BASIC ........................................................   $   0.80     $   0.53     $   1.77     $   0.97
===================================================================================================================
   DILUTED ......................................................   $   0.80     $   0.53     $   1.77     $   0.97
===================================================================================================================
   CASH DIVIDENDS DECLARED AND PAID .............................   $   0.09     $   0.09     $   0.18     $   0.17
===================================================================================================================
   Weighted average diluted shares outstanding .................. 28,204,302   28,179,984   28,189,100   28,175,126
===================================================================================================================


See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                   Three Months Ended     Six Months Ended
                                                                                         June 30,              June 30,
                                                                                   -----------------------------------------
(In Thousands)                                                                       2000       1999       2000       1999
----------------------------------------------------------------------------------------------------------------------------
NET INCOME .....................................................................   $22,482    $15,058    $49,918    $27,406
----------------------------------------------------------------------------------------------------------------------------
OTHER  COMPREHENSIVE  INCOME  (LOSS),  NET OF  INCOME  TAXES:
    Unrealized  gains (losses) on securities available for sale:
      U.S. Treasury securities, agency obligations and other investment
        securities available for sale, at fair value ...........................       244       (542)      (180)      (960)
      Mortgage-backed securities available for sale, at fair value .............        26       (174)       (29)      (148)
    Less reclassification of realized gains (losses) included in net income ....       (51)       110        (60)       166
----------------------------------------------------------------------------------------------------------------------------
    Total other comprehensive income (loss), net of income taxes ...............       321       (826)      (149)    (1,274)
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ...........................................................   $22,803    $14,232    $49,769    $26,132
============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               ---------------------------
(In Thousands)                                                                                     2000           1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................................   $    49,918    $    27,406
   Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization .........................................................        14,454          3,631
     Provision for losses on loans, real estate acquired in settlement of loans, investments
       in real estate and joint ventures and other assets ..................................         3,394          5,086
     Net gains on sales of loans and mortgage-backed securities, investment securities,
       real estate and other assets ........................................................        (5,754)       (10,591)
     Gain on sale of subsidiary ............................................................        (9,762)          --
     Interest capitalized on loans (negative amortization) .................................       (34,272)       (11,387)
     Federal Home Loan Bank stock dividends ................................................        (3,414)        (1,327)
   Loans originated for sale ...............................................................      (910,899)    (1,278,282)
   Proceeds from sales of loans originated for sale ........................................       280,409        450,595
   Other, net ..............................................................................       (20,116)        (6,518)
--------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities .....................................................      (636,042)      (821,387)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
     Sale of subsidiary, net ...............................................................       379,234           --
     Sales of U.S. Treasury securities, agency obligations and other investment securities
       available for sale ..................................................................         9,911         65,195
     Sales of mortgage-backed securities available for sale ................................       512,894        897,124
     Sales of wholly owned real estate and real estate acquired in settlement of loans .....         5,659          2,268
   Purchase of:
     U.S. Treasury securities, agency obligations and other investment securities
       available for sale ..................................................................       (35,025)       (99,190)
     Loans receivable held for investment ..................................................       (16,036)       (22,590)
     Federal Home Loan Bank stock ..........................................................       (13,958)          --
   Loans receivable originated held for investment (net of refinances of $62,778 at
     June 30, 2000 and $96,983 at June 30, 1999) ...........................................    (2,008,704)    (1,967,214)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale .........................................................       814,807        849,965
   Net change in undisbursed loan funds ....................................................       (47,643)        47,719
   Proceeds from (investments in) real estate held for investment ..........................         1,790         (8,491)
   Other, net ..............................................................................        (4,123)        (6,962)
--------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities .....................................................      (401,194)      (242,176)
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                               ---------------------------
(In Thousands)                                                                                     2000           1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ................................................................   $   726,748    $   433,191
   Proceeds from Federal Home Loan Bank advances ...........................................     3,746,508      2,704,237
   Repayments of Federal Home Loan Bank advances ...........................................    (3,457,107)    (2,100,811)
   Net increase (decrease) in other borrowings .............................................           (88)            86
   Proceeds from exercise of stock options .................................................           376            219
   Cash dividends ..........................................................................        (5,067)        (4,784)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ..................................................     1,011,370      1,032,138
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents ..................................................       (25,866)       (31,425)
Cash and cash equivalents at beginning of year .............................................       121,147         92,261
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................   $    95,281    $    60,836
==========================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ..............................................................................   $   242,385    $   136,190
     Income taxes ..........................................................................        33,525         16,454
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale .............................        26,426          6,857
   Loans exchanged for mortgage-backed securities ..........................................       516,343        898,237
   Real estate acquired in settlement of loans .............................................         7,260          4,715
   Loans to facilitate the sale of real estate acquired in settlement of loans .............         3,713          3,296
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of June 30, 2000, December 31, 1999 and June 30, 1999, the results of operations and comprehensive income for the three months and six months ended June 30, 2000 and 1999 and changes in cash flows for the six months ended June 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 1999 which contains, among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

                                                        June 30, 2000                     June 30, 1999
                                              ------------------------------------------------------------------
                                                          Weighted        Per               Weighted       Per
                                                Net    Average Shares    Share     Net   Average Shares   Share
(Dollars in Thousands, Except Per Share Data)  Income   Outstanding      Amount   Income  Outstanding     Amount
----------------------------------------------------------------------------------------------------------------
Three months ended:
    Basic earnings per share .......          $22,482    28,160,371      $0.80   $15,058   28,147,520      $0.53
    Effect of dilutive stock options             --          43,931       --        --         32,464       --
----------------------------------------------------------------------------------------------------------------
      Diluted earnings per share ...          $22,482    28,204,302      $0.80   $15,058   28,179,984      $0.53
================================================================================================================
Six months ended:
    Basic earnings per share .......          $49,918    28,154,390      $1.77   $27,406   28,141,293      $0.97
    Effect of dilutive stock options             --          34,710       --        --         33,833       --
----------------------------------------------------------------------------------------------------------------
      Diluted earnings per share ...          $49,918    28,189,100      $1.77   $27,406   28,175,126      $0.97
================================================================================================================

NOTE (3) - DERIVATIVES

     The Financial Accounting Standards Board, issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998 and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" (SFAS "138") in June 2000.

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

     SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

     These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. It is not anticipated that the financial impact of these statements will have a material impact on Downey.

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At June 30, 2000, sales contracts amounted to approximately $393 million while no purchase contracts were outstanding. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains or losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

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

NOTE (5) - SALE OF SUBSIDIARY

     On February 29, 2000, Downey Savings and Loan Association, F.A. sold its indirect automobile finance subsidiary, Downey Auto Finance Corp., to Auto One Acceptance Corp., a subsidiary of California Federal Bank and recognized a pre-tax gain from the sale of $9.8 million. As of December 31, 1999, Downey Auto Finance Corp. had loans totaling $366 million and total assets of $373 million.

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

OVERVIEW

     Our net income for the second quarter of 2000 totaled $22.5 million or $0.80 per share on a diluted basis, up 49.3% from the $15.1 million or $0.53 per share in the second quarter of 1999.

     The increase in our net income between second quarters was due to higher net income from our banking operations, as net income from our real estate investment activities declined from $1.4 million in the second quarter of 1999 to $0.2 million in the current quarter. Net income from our banking operations increased $8.5 million or 62.3% to $22.2 million reflecting the following:

     o Net interest income increased $12.3 million or 23.9% due to an increase in average earning assets as our effective interest spread declined.
     o Operating expense declined $2.6 million due to the sale of our indirect auto finance subsidiary and lower costs associated with residential lending activities.
     o The sale of our indirect auto finance subsidiary was primarily responsible for a decline of $1.9 million in provision for loan losses.

These favorable items were partially offset by a $1.8 million decline in other income, as lower gains from the sale of loans and mortgage-backed securities more than offset higher loan and deposit related fees.

     For the first six months of 2000, our net income totaled $49.9 million or $1.77 per share on a diluted basis, up from $27.4 million or $0.97 per share in the year-ago period. Included in the year-to-date net income was a $5.6 million after-tax gain from the sale of our indirect automobile finance subsidiary in February 2000. Excluding the gain, net income would have been $44.3 million or $1.57 per share on a diluted basis, up 61.7% over the year-ago $27.4 million or $0.97 per share. This adjusted increase primarily reflected higher net income from our banking operations.

     For the second quarter of 2000, our return on average assets was 0.87% and our return on average equity was 15.88%. For the first six months of 2000, our return on average assets was 1.00% and return on average equity was 18.00%. Excluding the gain on our subsidiary sale from the first six months, our return on average assets would have been 0.89%, while our return on average equity would have been 15.98%.

     At June 30, 2000 our assets totaled $10.5 billion, up $3.1 billion or 42.9% from a year ago and up $1.1 billion or 11.4% from year-end 1999. Our single family loan originations totaled $1.390 billion in the second quarter of 2000, down 17.1% from the $1.677 billion we originated in the second quarter of 1999. Of the current quarter total, $847 million represented originations of loans for portfolio, of which $61 million represented subprime credits. In addition to single family loans, we originated $41 million of other loans in the quarter.

     Between second quarters, we funded our asset growth with a $1.8 billion or 33.2% increase in deposits and a $1.2 billion increase in borrowings and capital securities. At quarter-end, our deposits totaled $7.3 billion. No new branches were opened during the quarter, leaving total branches unchanged at 104, of which 40 were in-store. A year ago, branches totaled 99, of which 37 were in-store.

     Our non-performing assets increased $6 million during the quarter to $46 million or 0.44% of total assets. The increase was due to a rise in residential non-performers of which $4 million was in the subprime category.

     At June 30, 2000, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 6.04% and a risk-based capital ratio of 12.11%. These capital levels were substantially above the "well capitalized" standards defined by regulation of 5.00% for core capital and 10.00% for risk-based capital. As we enter the third quarter, we have substantially completed leveraging the additional capital raised from the capital securities we issued in July of last year. Therefore, we do not anticipate that our asset growth will continue at the same pace in future periods.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Our net interest income totaled $63.6 million in the second quarter of 2000, up $12.4 million or 24.2% from the same period last year. The improvement between second quarters reflected an increase in average earning assets. Our average earning assets increased by $3.3 billion or 50.8% between second quarters to $9.9 billion. Our effective interest rate spread of 2.56% in the current quarter was down from the year-ago quarter level of 3.11% and the first quarter 2000 level of 2.71%. The decline in the effective interest rate spread primarily reflected a higher proportion of earning assets in the current quarter being funded with higher cost certificates of deposit and borrowings thereby resulting in the cost of funds increasing more rapidly than the yield on earning assets. To a lesser extent, the sale of our indirect auto lending subsidiary also contributed to the decline in the effective interest rate spread as loan yields on that portfolio were higher than the average of the remaining loan portfolio. For the first six months of 2000, our net interest income totaled $126.3 million, up $26.2 million or 26.1% from a year ago.

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

                                                                     Three Months Ended
                                            -----------------------------------------------------------------
                                                       June 30, 2000                    June 30, 1999
                                            -----------------------------------------------------------------
                                                                     Average                          Average
                                              Average                Yield/     Average               Yield/
(Dollars in Thousands)                        Balance     Interest    Rate      Balance    Interest    Rate
-------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ...............................   $ 9,581,579   $186,648    7.79%   $6,343,011   $118,818    7.49%
    Mortgage-backed securities ..........        17,963        300    6.68        27,623        423    6.13
    Investment securities ...............       331,885      5,752    6.97       214,077      2,968    5.56
-------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .....     9,931,427    192,700    7.76     6,584,711    122,209    7.42
Non-interest-earning assets .............       349,115                          293,641
-------------------------------------------------------------------------------------------------------------
    Total assets ........................   $10,280,542                       $6,878,352
=============================================================================================================
Interest-bearing liabilities:
    Deposits ............................   $ 7,131,952   $ 90,219    5.09%   $5,328,264   $ 58,084    4.37%
    Borrowings ..........................     2,361,491     35,875    6.11       996,140     12,928    5.21
    Capital securities ..................       120,000      3,041   10.14          --         --      --
-------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities      9,613,443    129,135    5.40     6,324,404     71,012    4.50
Non-interest-bearing liabilities ........       100,853                           58,859
Stockholders' equity ....................       566,246                          495,089
-------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders'
      equity ............................   $10,280,542                       $6,878,352
=============================================================================================================
Net interest income/interest rate spread                  $ 63,565    2.36%                $ 51,197    2.92%
Excess of interest-earning assets over
    interest-bearing liabilities ........   $   317,984                       $  260,307
Effective interest rate spread ..........                             2.56                             3.11
=============================================================================================================

                                                                      Six Months Ended
                                            -----------------------------------------------------------------
                                                       June 30, 2000                    June 30, 1999
                                            -----------------------------------------------------------------
                                                                     Average                          Average
                                              Average                Yield/     Average               Yield/
                                              Balance     Interest    Rate      Balance    Interest    Rate
-------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ...............................    $9,263,800   $359,118    7.75%   $6,080,936   $229,549    7.55%
    Mortgage-backed securities ..........        19,420        652    6.71        29,111        887    6.09
    Investment securities ...............       322,682     10,445    6.51       209,961      5,667    5.44
-------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .....     9,605,902    370,215    7.71     6,320,008    236,103    7.47
Non-interest-earning assets .............       342,854                          283,754
-------------------------------------------------------------------------------------------------------------
    Total assets ........................    $9,948,756                       $6,603,762
=============================================================================================================
Interest-bearing liabilities:
    Deposits ............................    $6,941,058   $171,452    4.97%   $5,195,208   $113,573    4.41%
    Borrowings ..........................     2,235,113     66,353    5.97       855,857     22,377    5.27
    Capital securities ..................       120,000      6,082   10.14          --         --      --
-------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities      9,296,171    243,887    5.28     6,051,065    135,950    4.53
Non-interest-bearing liabilities ........        97,915                           63,099
Stockholders' equity ....................       554,670                          489,598
-------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders'
      equity ............................    $9,948,756                       $6,603,762
=============================================================================================================
Net interest income/interest rate spread                  $126,328    2.43%                $100,153    2.94%
Excess of interest-earning assets over
    interest-bearing liabilities ........    $  309,731                       $  268,943
Effective interest rate spread ..........                             2.63                             3.17
=============================================================================================================

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

                                               Three Months Ended                          Six Months Ended
                                   -----------------------------------------------------------------------------------------
                                        June 30, 2000 Versus June 30, 1999         June 30, 2000 Versus June 30, 1999
                                                 Changes Due To                             Changes Due To
                                   -----------------------------------------------------------------------------------------
                                                           Rate/                                         Rate/
(In Thousands)                      Volume      Rate      Volume       Net       Volume       Rate       Volume        Net
----------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans ......................   $60,644    $ 4,757    $ 2,429    $67,830    $120,150    $  6,183    $  3,236    $129,569
    Mortgage-backed securities .      (148)        38        (13)      (123)       (295)         90         (30)       (235)
    Investment securities ......     1,624        748        412      2,784       3,061       1,117         600       4,778
----------------------------------------------------------------------------------------------------------------------------
      Change in interest income     62,120      5,543      2,828     70,491     122,916       7,390       3,806     134,112
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits ...................    19,512      9,431      3,192     32,135      38,482      14,518       4,879      57,879
    Borrowings .................    17,645      2,236      3,066     22,947      36,196       2,979       4,801      43,976
    Capital securities .........      --         --        3,041      3,041        --          --         6,082       6,082
----------------------------------------------------------------------------------------------------------------------------
      Change in interest expense    37,157     11,667      9,299     58,123      74,678      17,497      15,762     107,937
----------------------------------------------------------------------------------------------------------------------------
Change in net interest income ..   $24,963    $(6,124)   $(6,471)   $12,368    $ 48,238    $(10,107)   $(11,956)   $ 26,175
============================================================================================================================

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $0.9 million in the current quarter, down from $2.8 million in the year-ago quarter. The decline was primarily associated with the sale of the indirect auto finance subsidiary. For information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 27.

OTHER INCOME

     Our other income was $9.5 million in the second quarter of 2000, down $3.8 million or 28.6% from a year-ago. The decline reflected decreases of $3.3 million in net gains on sales of loans and mortgage-backed securities and $2.0 million in income from real estate held for investment. The decline in income from real estate investment primarily reflected a $1.5 million provision for loss in the current quarter whereas the year-ago second quarter included a $0.3 million recovery of a prior loss provision. Partially offsetting those declines was a $2.1 million increase in loan and deposit related fees, reflecting increases of $1.4 million in loan prepayment fees and $0.6 million in automated teller machine fees. For the first six months of 2000, total other income was $30.9 million, up $6.3 million from a year ago, of which $9.8 million represented a pre-tax gain from the sale of subsidiary.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations for the periods indicated.

                                                                        Three Months Ended
                                                 -----------------------------------------------------------
                                                 June 30,   March 31,  December 31,  September 30,  June 30,
(In Thousands)                                     2000       2000         1999           1999        1999
------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ........   $   866    $   975      $   772        $   975      $ 1,094
   Equity in net income (loss) from joint
     ventures ................................     1,147        377        4,333            (36)       1,008
   Interest from joint venture advances ......       200        272          271            593          202
------------------------------------------------------------------------------------------------------------
     Total operations, net ...................     2,213      1,624        5,376          1,532        2,304
Net gains on sales of wholly owned real estate      --        1,421        3,969          1,037          200
(Provision for) reduction of  losses on real
   estate and joint ventures .................    (1,473)        43          292          3,162          265
------------------------------------------------------------------------------------------------------------
Income from real estate and joint venture
   operations ................................   $   740    $ 3,088      $ 9,637        $ 5,731      $ 2,769
============================================================================================================

OPERATING EXPENSE

     Operating expense totaled $32.9 million in the current quarter, down from $35.5 million in the second quarter of 1999. The decrease was due to lower general and administrative costs which declined by $2.6 million or 7.3%. That decline was primarily due to the sale of our indirect auto finance subsidiary and lower costs associated with our residential lending activities. For the first six months of 2000, operating expenses totaled $68.6 million, down $3.3 million from the same period of 1999.

PROVISION FOR INCOME TAXES

     Income taxes for the current quarter totaled $16.7 million, resulting in an effective tax rate of 42.6%, compared to $11.1 million and 42.4% for the like quarter of a year ago. For the first six months of 2000, our effective tax rate was 42.6%, compared to 42.4% for the same period of 1999. For further information regarding income taxes, see Notes to Consolidated Financial Statements--Note (4) - Income Taxes on page 7.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed our consolidated results. The purpose of this section is to present data on the results of operations of our two business segments--banking and real estate investment.

     The following table presents our net income by business segment for the periods indicated, followed by a discussion of the results of operations of each segment.

                                                          Three Months Ended
                                    -------------------------------------------------------------
                                    June 30,  March 31,  December 31,  September 30,    June 30,
(In Thousands)                        2000       2000        1999           1999          1999
-------------------------------------------------------------------------------------------------
Banking net income ..............   $22,237    $25,767     $14,520        $13,545       $13,702
Real estate investment net income       245      1,669       5,316          3,017         1,356
-------------------------------------------------------------------------------------------------
   Total net income .............   $22,482    $27,436     $19,836        $16,562       $15,058
=================================================================================================
                                                                        Six Months Ended June 30,
                                                                       --------------------------
                                                                            2000          1999
-------------------------------------------------------------------------------------------------
Banking net income ..............                                         $48,004       $25,731
Real estate investment net income                                           1,914         1,675
-------------------------------------------------------------------------------------------------
   Total net income .............                                         $49,918       $27,406
=================================================================================================

Banking

     Net income from our banking operations for the second quarter of 2000 totaled $22.2 million, up 62.3% from $13.7 million in the second quarter of 1999.

     The increase between second quarters primarily reflected higher net interest income. Net interest income increased $12.3 million or 23.9% due to an increase in our average earning assets as our effective interest rate spread declined. Also favorably impacting our banking net income were decreases of $2.6 million in operating expense and $1.9 million in provision for loan losses. These favorable items were partially offset by a decline of $1.8 million in all other income. The decline in all other income was primarily due to lower gains from the sale of loans and mortgage-backed securities which more than offset higher loan and deposit related fees.

     The table below sets forth our banking operational results and selected financial data for the periods indicated.

                                                                     Three Months Ended
                                          --------------------------------------------------------------------
                                            June 30,      March 31,   December 31,  September 30,    June 30,
(In Thousands)                                2000          2000          1999           1999          1999
--------------------------------------------------------------------------------------------------------------
Net interest income ...................   $    63,501   $    62,715   $    56,374    $    51,220   $    51,242
Provision for loan losses .............           942           791         3,253          2,838         2,798
Other income:
   Gain on sale of subsidiary .........          --           9,762          --             --            --
   All other ..........................         8,640         8,585         8,734         10,503        10,408
Operating expense .....................        32,558        35,484        36,639         35,491        35,112
Net intercompany income ...............           107           108           107            102           102
--------------------------------------------------------------------------------------------------------------
Income before income taxes ............        38,748        44,895        25,323         23,496        23,842
Income taxes ..........................        16,511        19,128        10,803          9,951        10,140
--------------------------------------------------------------------------------------------------------------
   Net income (1) .....................   $    22,237   $    25,767   $    14,520    $    13,545   $    13,702
==============================================================================================================
AT PERIOD END:
Assets:
   Loans and mortgage-backed securities   $ 9,787,661   $ 9,280,629   $ 8,746,063    $ 7,900,601   $ 6,818,129
   Other ..............................       688,440       675,124       654,745        578,871       490,523
--------------------------------------------------------------------------------------------------------------
     Total assets .....................    10,476,101     9,955,753     9,400,808      8,479,472     7,308,652
--------------------------------------------------------------------------------------------------------------
Equity ................................   $   577,496   $   556,851   $   532,418    $   515,945   $   502,133
==============================================================================================================

(1) Included in the quarter ending March 31, 2000 was a $5.6 million after-tax gain related to the sale of subsidiary.

     For the first six months of 2000, our net income from banking totaled $48.0 million, up $22.3 million from the same period a year ago. The increase between first half periods included the $5.6 million after-tax gain from the previously mentioned sale of our indirect auto finance subsidiary. Excluding the gain, the net income from our banking operations would have been $42.4 million, up $16.7 million or 64.7% from a year ago.

     The table below sets forth our banking operational results for the periods indicated.

                                Six Months Ended June 30,
                                -------------------------
(In Thousands)                    2000            1999
---------------------------------------------------------
Net interest income .........   $126,216        $100,190
Provision for loan losses ...      1,733           5,179
Other income:
   Gain on sale of subsidiary      9,762            --
   All other ................     17,225          20,518
Operating expense ...........     68,042          70,951
Net intercompany income .....        215             184
---------------------------------------------------------
Income before income taxes ..     83,643          44,762
Income taxes ................     35,639          19,031
---------------------------------------------------------
   Net income (1) ...........   $ 48,004        $ 25,731
========================================================

(1) Included in the current year was a $5.6 million after-tax gain related to the sale of subsidiary.

Real Estate Investment

     Net income from our real estate investment operations totaled $0.2 million in the second quarter of 2000, down from $1.4 million in the year-ago quarter due primarily to a $1.5 million provision for loss in the current quarter within the other income category, compared to a $0.3 million recovery of a prior loss provision in the year-ago quarter.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                Three Months Ended
                                          ------------------------------------------------------------
                                           June 30,   March 31,  December 31,  September 30,  June 30,
(In Thousands)                               2000       2000        1999           1999         1999
------------------------------------------------------------------------------------------------------
Net interest income (expense) .........   $     64   $     48     $    (92)      $   (177)   $    (45)
Other income ..........................        827      3,130        9,672          5,768       2,851
Operating expense .....................        366        241          453            314         409
Net intercompany expense ..............        107        108          107            102         102
------------------------------------------------------------------------------------------------------
Income before income taxes ............        418      2,829        9,020          5,175       2,295
Income taxes ..........................        173      1,160        3,704          2,158         939
------------------------------------------------------------------------------------------------------
   Net income .........................   $    245   $  1,669     $  5,316       $  3,017    $  1,356
======================================================================================================
AT PERIOD END:
Assets:
   Investments in real estate and joint
     ventures .........................   $ 39,256   $ 40,571     $ 42,172       $ 54,036    $ 57,460
   Other ..............................      7,655      7,193        7,399         13,204       8,294
------------------------------------------------------------------------------------------------------
     Total assets .....................     46,911     47,764       49,571         67,240      65,754
------------------------------------------------------------------------------------------------------
Equity ................................   $ 44,753   $ 44,508     $ 42,839       $ 46,023    $ 43,006
======================================================================================================

     For the first six months of 2000, our net income from real estate investment operations totaled $1.9 million, up from $1.7 million from the same period a year ago. The increase primarily reflects lower operating expense.

     The table below sets forth our real estate investment operational results for the periods indicated.

                                Six Months Ended June 30,
                                -------------------------
(In Thousands)                    2000            1999
---------------------------------------------------------
Net interest income (expense)   $   112         $   (37)
Other income ................     3,957           4,083
Operating expense ...........       607           1,027
Net intercompany expense ....       215             184
---------------------------------------------------------
Income before income taxes ..     3,247           2,835
Income taxes ................     1,333           1,160
---------------------------------------------------------
   Net income ...............   $ 1,914         $ 1,675
=========================================================

     Our investment in real estate and joint ventures amounted to $39 million at June 30, 2000, compared to $42 million at December 31, 1999 and $57 million at June 30, 1999.

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 27.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, increased $507 million during the second quarter to a total of $9.8 billion or 93.4% of assets at June 30, 2000. The increase primarily occurred in the single family loans we hold for investment which increased $476 million or 5.5% during the quarter. All of that increase represented prime loans.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                    Three Months Ended
                                             ---------------------------------------------------------------
                                              June 30,     March 31,  December 31,  September 30,  June 30,
(In Thousands)                                  2000         2000         1999          1999         1999
------------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential, one-to-four units:
     Adjustable ..........................   $  842,899   $1,126,995   $1,207,517    $1,571,163   $  964,408
     Fixed ...............................        4,192        3,860        3,269         4,920       81,080
   Other .................................       40,554       72,731      126,756       136,173      136,155
------------------------------------------------------------------------------------------------------------
     Total loans originated for investment      887,645    1,203,586    1,337,542     1,712,256    1,181,643
Loans originated for sale (1) ............      542,983      367,916      343,603       420,389      631,496
------------------------------------------------------------------------------------------------------------
   Total loans originated ................   $1,430,628   $1,571,502   $1,681,145    $2,132,645   $1,813,139
============================================================================================================

(1)  One-to-four unit residential loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled $1.390 billion in the second quarter of 2000, of which $847 million were for portfolio and $543 million were for sale. This was 7.3% lower than the $1.499 billion we originated in the first quarter of 2000 and 17.1% lower than the $1.677 billion we originated in the year-ago second quarter. Of the current quarter originations for portfolio, $61 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 34% of our residential one-to-four unit originations represented refinancing transactions. This is down from 45% during the previous quarter and 65% in the year-ago second quarter. In addition to single family loans, we originated $41 million of other loans in the current quarter.

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

Regarding negative amortization, if a loan incurs significant negative amortization, then there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to fully satisfy the outstanding principal and capitalized interest. We impose a limit on the amount of negative amortization, so that the principal plus the added amount cannot exceed 110% of the original loan amount.

     At June 30, 2000, $6.6 billion of the adjustable rate mortgages in our loan
portfolio  were  subject  to  negative   amortization   of  which  $110  million
represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $467 million of loans in the second quarter of 2000, compared to $331 million in the previous quarter and $579 million in the second quarter of 1999. All were secured by residential one-to-four unit property and at June 30, 2000, loans held for sale totaled $221 million.

     At June 30, 2000, we had commitments to fund loans amounting to $609 million, of which $267 million were one-to-four unit residential loans being originated for sale in the secondary market, as well as undrawn lines of credit of $94 million and loans in process of $67 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                     Three Months Ended
                                                          ------------------------------------------------------------------

                                                           June 30,     March 31,   December 31,  September 30,   June 30,
(In Thousands)                                               2000         2000          1999          1999          1999
----------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ......................................   $ 781,444    $1,034,226    $  883,056    $1,180,474    $  656,718
      Adjustable - subprime ...........................      61,455        81,559       303,677       384,856       307,690
----------------------------------------------------------------------------------------------------------------------------
        Total adjustable ..............................     842,899     1,115,785     1,186,733     1,565,330       964,408
      Fixed ...........................................         716         2,510         1,587           907        54,671
      Fixed - subprime ................................        --            --           1,653         3,840         4,301
     Residential five or more units:
      Adjustable ......................................        --            --             247          --            --
      Fixed ...........................................        --            --            --            --            --
----------------------------------------------------------------------------------------------------------------------------
        Total residential .............................     843,615     1,118,295     1,190,220     1,570,077     1,023,380
     Commercial real estate ...........................        --           1,220          --             750         2,915
     Construction .....................................      15,658        16,412        27,346        46,128        45,082
     Land .............................................         155         5,565        18,820          --           8,950
   Non-mortgage:
     Commercial .......................................       6,060           565         7,895         7,850         6,278
     Automobile .......................................       6,744        39,255        56,484        66,550        60,620
     Other consumer ...................................      11,937         9,714        15,704        14,895        12,130
----------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..........................     884,169     1,191,026     1,316,469     1,706,250     1,159,355
Real estate loans purchased:
   One-to-four units ..................................       3,476         4,670         9,879         4,028        22,108
   One-to-four units - subprime .......................        --           7,890        10,934         1,978          --
   Other (1) ..........................................        --            --             260          --             180
----------------------------------------------------------------------------------------------------------------------------
     Total loans originated and purchased .............     887,645     1,203,586     1,337,542     1,712,256     1,181,643
Loan repayments .......................................    (496,561)     (378,211)     (439,238)     (443,503)     (506,048)
Other net changes (2) .................................      54,562      (309,620)       24,084       (35,096)       (6,958)
----------------------------------------------------------------------------------------------------------------------------
   Net increase in loans held for investment ..........     445,646       515,755       922,388     1,233,657       668,637
----------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans .............................     518,457       319,556       329,731       420,389       631,496
   Originated whole loans - subprime ..................      24,526        48,360        13,872          --            --
   Loans transferred from (to) the investment portfolio     (11,475)      (14,951)       (5,711)       55,138           238
   Originated whole loans sold ........................    (165,031)     (116,970)     (228,746)     (313,589)     (281,120)
   Loans exchanged for mortgage-backed securities .....    (302,362)     (213,981)     (179,031)     (310,096)     (297,858)
   Other net changes ..................................      (1,213)         (302)       (5,177)         (827)       (2,637)
----------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...      62,902        21,712       (75,062)     (148,985)       50,119
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .....................     302,362       213,981       179,031       310,096       297,858
   Sold ...............................................    (302,362)     (215,547)     (179,031)     (310,096)     (297,858)
   Repayments .........................................      (1,559)       (1,254)       (1,532)       (2,300)       (2,869)
   Other net changes ..................................          43           (81)         (332)          100          (305)
----------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities
      available for sale ..............................      (1,516)       (2,901)       (1,864)       (2,200)       (3,174)
----------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans and
      mortgage-backed securities held for sale and
      available for sale ..............................      61,386        18,811       (76,926)     (151,185)       46,945
----------------------------------------------------------------------------------------------------------------------------
     Total net increase in loans and mortgage-backed
      securities ......................................   $ 507,032    $  534,566    $  845,462    $1,082,472    $  715,582
============================================================================================================================

(1)  Primarily five or more unit residential loans.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or transferred from (to) the held for sale portfolio and interest capitalized on loans (negative amortization). Also included in the three months ended March 31, 2000 was $367 million of net automobile loans sold as part of the sale of subsidiary.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolios at the dates indicated.

                                                       June 30,      March 31,   December 31,  September 30,   June 30,
(In Thousands)                                           2000          2000          1999          1999          1999
-------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential one-to-four units:
         Adjustable ...............................   $6,956,084    $6,461,852    $5,644,883    $4,984,300    $4,118,763
         Adjustable - subprime ....................    1,676,546     1,680,205     1,620,624     1,354,771     1,017,699
         Fixed ....................................      486,323       500,132       510,516       532,934       550,035
         Fixed - subprime .........................       18,806        19,751        18,777        18,027        14,748
-------------------------------------------------------------------------------------------------------------------------
           Total one-to-four units ................    9,137,759     8,661,940     7,794,800     6,890,032     5,701,245
      Residential five or more units:
         Adjustable ...............................       14,917        15,254        15,889        18,301        18,409
         Fixed ....................................        4,983         5,038         5,166         5,243         6,232
      Commercial real estate:
         Adjustable ...............................       36,838        37,148        37,419        37,647        38,483
         Fixed ....................................      110,914       111,772       110,908       111,265       111,076
      Construction ................................      121,602       147,910       176,487       190,441       178,526
      Land ........................................       37,222        72,139        67,631        61,263        71,314
    Non-mortgage:
      Commercial ..................................       24,511        26,922        26,667        27,605        26,884
      Automobile (1) ..............................       38,935        35,469       399,789       391,975       375,138
      Other consumer ..............................       56,627        52,447        49,344        44,764        42,475
-------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment ..........    9,584,308     9,166,039     8,684,100     7,778,536     6,569,782
    Increase (decrease) for:
      Undisbursed loan funds ......................      (77,563)     (103,203)     (125,159)     (136,355)     (146,603)
      Net deferred costs and premiums .............       76,232        73,787        67,740        59,732        43,460
      Allowance for losses ........................      (33,237)      (32,529)      (38,342)      (35,962)      (34,345)
-------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net .....    9,549,740     9,104,094     8,588,339     7,665,951     6,432,294
-------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale:
      One-to-four units ...........................      209,248       131,896       122,133        62,635         5,711
      One-to-four units - subprime ................       11,371        25,821        13,872       148,432       354,341
-------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ................      220,619       157,717       136,005       211,067       360,052
    Mortgage-backed securities available for sale:
      Adjustable ..................................        6,783         7,451         7,700         8,260         8,822
      Fixed .......................................       10,519        11,367        14,019        15,323        16,961
-------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
          for sale ................................       17,302        18,818        21,719        23,583        25,783
-------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities
          held for sale and available for sale ....      237,921       176,535       157,724       234,650       385,835
-------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities   $9,787,661    $9,280,629    $8,746,063    $7,900,601    $6,818,129
=========================================================================================================================

(1) The decline between March 31, 2000 and December 31, 1999 primarily reflected the sale of subsidiary.

     We carry loans for sale at the lower of cost or market. At June 30, 2000, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     We carry mortgage-backed securities available for sale at fair value which, at June 30, 2000, reflected an unrealized loss of $0.2 million. The current quarter-end unrealized loss, less the associated tax effect is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At June 30, 2000, our deposits totaled $7.3 billion, up $1.8 billion or 33.2% from the year-ago quarter end and up $727 million or 11.1% from year-end 1999. Compared to the year-ago period, our certificates of deposit increased $1.7 billion or 41.7% and our transaction accounts--i.e., checking, regular passbook and money market--increased $104 million or 7.7%.

     The following table sets forth information concerning our deposits and average rates paid at the dates indicated.

                           June 30, 2000      March 31, 2000     December 31, 1999  September 30, 1999     June 30, 1999
                        ---------------------------------------------------------------------------------------------------
                        Weighted            Weighted            Weighted            Weighted            Weighted
                         Average             Average             Average             Average             Average
(Dollars in Thousands)    Rate     Amount     Rate     Amount     Rate     Amount     Rate      Amount    Rate      Amount
---------------------------------------------------------------------------------------------------------------------------
Transaction accounts .... 2.24%  $1,467,215   2.39%  $1,524,720   2.46%  $1,489,939   2.36%  $1,444,515   2.40%  $1,362,880
Certificates of deposit:
   Less than 3.00% ...... 2.48        7,708   2.50        7,946   2.47        8,717   2.49       11,084   2.58       23,239
   3.00-3.49 ............ 3.41            1   3.41            1   3.02           16   3.02           15   3.01          268
   3.50-3.99 ............ 3.82            1   3.92          324   3.92        3,786   3.94        2,236   3.91       44,532
   4.00-4.49 ............ 4.29       41,648   4.30       80,555   4.32      210,127   4.37      436,442   4.40      578,371
   4.50-4.99 ............ 4.81      263,352   4.81      601,590   4.78      939,858   4.78    1,189,830   4.80    1,208,190
   5.00-5.99 ............ 5.66    3,011,284   5.61    3,440,320   5.56    3,623,632   5.53    3,138,246   5.38    2,181,871
   6.00-6.99 ............ 6.49    2,493,154   6.27    1,305,922   6.07      284,984   6.17       86,490   6.11       71,254
   7.00 and greater ..... 7.02        5,146   --           --     7.32        1,702   7.24        2,454   7.25        2,319
---------------------------------------------------------------------------------------------------------------------------
    Total certificates of
     deposit ............ 5.96    5,822,294   5.66    5,436,658   5.39    5,072,822   5.25    4,866,797   5.05    4,110,044
---------------------------------------------------------------------------------------------------------------------------
     Total deposits ..... 5.22%  $7,289,509   4.95%  $6,961,378   4.72%  $6,562,761   4.59%  $6,311,312   4.39%  $5,472,924
===========================================================================================================================

BORROWINGS

     During the 2000 second quarter, our borrowings increased $163 million to $2.4 billion, due to an increase in FHLB advances. This followed an increase of $127 million during the first quarter of 2000.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                              June 30,      March 31,   December 31,  September 30,   June 30,
(Dollars in Thousands)                          2000          2000          1999          1999          1999
----------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ..........   $2,411,808    $2,248,964    $2,122,407    $1,477,207    $1,298,438
Other borrowings .........................          285           329           373         8,501         8,794
----------------------------------------------------------------------------------------------------------------
   Total borrowings ......................   $2,412,093    $2,249,293    $2,122,780    $1,485,708    $1,307,232
================================================================================================================
Weighted average rate on borrowings during
    the period ...........................         6.11%         5.81%         5.66%         5.35%         5.21%
Total borrowings as a percentage of total
    assets ...............................        23.02         22.59         22.56         17.48         17.83
================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities, of which $108 million was invested as additional common stock in the Bank. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense including the amortization of deferred issuance costs on our capital securities was $3.0 million for the second quarter of 2000.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk occurs to the degree that our interest-bearing liabilities reprice or mature more rapidly or on a different basis than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, one of our principal objectives is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI. There has been no significant change in our market risk since December 31, 1999.

     The following table sets forth the repricing frequency of our major asset and liability categories as of June 30, 2000, as well as other information regarding the repricing and maturity differences between interest-earning assets and interest-bearing liabilities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of our assets are subject to limitations, like caps on the amount that interest rates and payments on our loans may adjust. Accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                                June 30, 2000
                                               -------------------------------------------------------------------------------
                                                 Within          7 - 12        2 - 5        6 - 10       Over         Total
(Dollars in Thousands)                          6 Months         Months        Years        Years      10 Years      Balance
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock (1)   $  150,922    $      --      $  181,540    $      70    $   --      $   332,532
    Loans and mortgage-backed securities:
     Loans secured by real estate:
       Residential:
         Adjustable .....................(2)    8,456,278        172,649       122,380         --          --        8,751,307
         Fixed ..........................(2)      194,197         25,516       163,124      130,139     163,624        676,600
       Commercial real estate ...........(2)       44,084          9,344        86,291        3,501       1,776        144,996
       Construction .....................(2)       60,179           --            --           --          --           60,179
       Land .............................(2)       28,156              9            69          816        --           29,050
     Non-mortgage loans:
       Commercial .......................(2)       13,619           --            --           --          --           13,619
       Consumer .........................(2)       64,790          7,609        22,209         --          --           94,608
     Mortgage-backed securities .........(2)       14,379            215         1,345          999         364         17,302
------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed
     securities .........................       8,875,682        215,342       395,418      135,455     165,764      9,787,661
------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ......      $9,026,604    $   215,342    $  576,958    $ 135,525    $165,764    $10,120,193
==============================================================================================================================
Interest-bearing liabilities:
    Interest-bearing deposits:
     Certificates of deposit ............(1)   $2,238,217    $ 2,145,630    $1,438,447    $    --      $   --      $ 5,822,294
     Transaction accounts ...............(3)    1,266,303           --            --           --          --        1,266,303
    Non-interest-bearing transaction
     accounts ...........................         200,912           --            --           --          --          200,912
------------------------------------------------------------------------------------------------------------------------------
     Total deposits .....................       3,705,432      2,145,630     1,438,447         --          --        7,289,509
    Borrowings ..........................       1,908,791          9,730        62,572      431,000        --        2,412,093
    Capital securities ..................            --             --            --           --       120,000        120,000
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities .      $5,614,223    $ 2,155,360    $1,501,019    $ 431,000    $120,000    $ 9,821,602
==============================================================================================================================
Excess (shortfall) of interest-earning
 assets over interest-bearing liabilities      $3,412,381    $(1,940,018)   $ (924,061)   $(295,475)   $ 45,764    $   298,591
Cumulative gap ..........................       3,412,381      1,472,363       548,302      252,827     298,591
Cumulative gap - as a % of total assets:
    June 30, 2000 .......................           32.57%         14.05%         5.23%        2.41%       2.85%
    December 31, 1999 ...................           21.29          10.20          4.97         1.92        2.35
    June 30, 1999 .......................           21.85           0.59          4.88         1.10        3.38
==============================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Subject to immediate repricing.

     Our six-month gap at June 30, 2000 was a positive 32.57%. This means that more interest-earning assets reprice within six months than interest-bearing liabilities. This compares to a positive six-month gap of 21.29% at December 31, 1999 and 21.85% at June 30, 1999. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended June 30, 2000, we originated and purchased for investment $4.9 billion of adjustable rate loans which represented approximately 96% of all loans we originated and purchased for investment during the period.

     At June 30, 2000, 97% of our interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from December 31, 1999 and up from 95% at June 30, 1999. At June 30, 2000, loans held for investment and mortgage-backed securities with adjustable interest rates represented 91% of those portfolios. During the second quarter of 2000, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities for originating adjustable rate mortgages and generating fee and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At June 30, 2000, $9.1 billion or 93% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $8.1 billion or 92% at December 31, 1999 and $5.9 billion or 84% at June 30, 1999.

     The following table sets forth on a consolidated basis the interest rate spread on our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                             June 30,  March 31,  December 31,  September 30,  June 30,
                                              2000       2000         1999          1999        1999
-------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities       8.03%      7.70%        7.67%         7.33%       7.47%
   Federal Home Loan Bank stock .......       5.52       5.69         5.60          5.24        5.29
   Investment securities ..............       6.35       6.12         6.12          5.85        5.84
-------------------------------------------------------------------------------------------------------
     Earning assets yield .............       7.97       7.64         7.62          7.28        7.41
-------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................       5.22       4.95         4.72          4.59        4.39
   Borrowings:
     Federal Home Loan Bank advances ..       6.31       5.95         5.77          5.45        5.24
     Other borrowings .................       7.88       7.88         7.88          8.68        8.67
-------------------------------------------------------------------------------------------------------
        Combined borrowings ...........       6.31       5.95         5.99          5.46        5.26
   Capital securities .................      10.00      10.00        10.00         10.00        --
-------------------------------------------------------------------------------------------------------
     Combined funds cost ..............       5.55       5.25         5.05          4.84        4.56
-------------------------------------------------------------------------------------------------------
        Interest rate spread ..........       2.42%      2.39%        2.57%         2.44%       2.85%
=======================================================================================================

     The period-end weighted average yield on our loan portfolio increased to 8.03% at June 30, 2000, up from 7.67% at December 31, 1999 and 7.47% at June 30,
1999. At June 30, 2000, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securitites, totaled $8.7 billion with a weighted average rate of 8.00% compared to $7.3 billion with a weighted average rate of 7.52% at December 31, 1999 and $5.2 billlion with a weighted average rate of 7.19% at June 30, 1999.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets increased during the quarter by $6 million to $46 million or 0.44% of total assets. The increase was due to a rise in residential non-performers of which $4 million was in the subprime category. Non-performing assets at quarter end include non-accrual loans aggregating $1.3 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                   June 30,   March 31,  December 31,  September 30,  June 30,
(Dollars in Thousands)                               2000       2000         1999           1999        1999
--------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ..............   $18,692    $15,546      $15,590        $16,318     $15,522
    Residential one-to-four units - subprime ...    19,725     15,426       13,914          9,719       6,010
    Other ......................................     1,537      1,479        3,477          3,563       4,281
--------------------------------------------------------------------------------------------------------------
      Total non-accrual loans ..................    39,954     32,451       32,981         29,600      25,813
Trouble debt restructure - below market rate (1)       210        210         --             --          --
Real estate acquired in settlement of loans ....     5,657      7,115        5,899          5,213       4,015
Repossessed automobiles ........................      --         --            314            335         256
--------------------------------------------------------------------------------------------------------------
    Total non-performing assets ................   $45,821    $39,776      $39,194        $35,148     $30,084
==============================================================================================================
Allowance for loan losses (2):
    Amount .....................................   $33,237    $32,529      $38,342        $35,962     $34,345
    As a percentage of non-performing loans ....     83.19%     99.60%      116.25%        121.49%     133.05%
Non-performing assets as a percentage of total
 assets ........................................      0.44       0.40         0.42           0.41        0.41
==============================================================================================================

(1)  Represents one one-to-four unit residential loan.
(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     At June 30, 2000, the recorded investment in loans for which we recognized impairment totaled $12.9 million. The total allowance for losses related to these loans was $0.8 million. During the second quarter of 2000, total interest recognized on the impaired loan portfolio was $0.5 million, increasing the year-to-date total to $1.0 million.

Delinquent Loans

     During the 2000 second quarter, our delinquencies remained virtually unchanged from the end of the first quarter. As a percentage of total loans outstanding, delinquencies totaled 0.51%, down slightly from 0.53% at March 31, 2000 and 0.58% at year-end 1999.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                        June 30, 2000                              March 31, 2000
                                         -------------------------------------------------------------------------------------
                                           30-59      60-89      90+                   30-59      60-89      90+
(Dollars in Thousands)                     Days       Days     Days (1)     Total      Days       Days     Days (1)     Total
------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $ 7,519    $ 4,970    $14,805    $27,294    $10,388    $ 4,389    $12,974    $27,751
      One-to-four units - subprime ...     6,270      4,590     11,054     21,914     11,037      3,127      7,092     21,256
      Five or more units .............      --         --         --         --         --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    13,789      9,560     25,859     49,208     21,425      7,516     20,066     49,007
Non-mortgage:
    Commercial .......................      --         --         --         --         --         --         --         --
    Automobile .......................       158       --            6        164        150         33         14        197
    Other consumer ...................       372         30        208        610        356         44        137        537
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $14,319    $ 9,590    $26,073    $49,982    $21,931    $ 7,593    $20,217    $49,741
==============================================================================================================================
Delinquencies as a percentage of total
 loans ...............................      0.15%      0.10%      0.27%      0.51%      0.23%      0.08%      0.22%      0.53%
==============================================================================================================================
                                                      December 31, 1999                         September 30, 1999
                                         -------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $ 8,630    $ 3,889    $12,793    $25,312    $11,306    $ 3,441    $12,804    $27,551
      One-to-four units - subprime ...     7,867      3,069      7,935     18,871      3,669      3,278      3,697     10,644
      Five or more units .............      --         --         --         --         --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    16,497      6,958     20,728     44,183     14,975      6,719     16,501     38,195
Non-mortgage:
    Commercial .......................      --         --         --         --         --         --         --         --
    Automobile .......................     4,758        674        717      6,149      4,548        367        571      5,486
    Other consumer ...................       679         42        114        835        161         33        175        369
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $21,934    $ 7,674    $21,559    $51,167    $19,684    $ 7,119    $17,247    $44,050
==============================================================================================================================
Delinquencies as a percentage of total
 loans ...............................      0.25%      0.09%      0.24%      0.58%      0.25%      0.09%      0.22%      0.55%
==============================================================================================================================
                                                       June 30, 1999
                                         -----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $ 5,834    $ 3,812    $11,910    $21,556
      One-to-four units - subprime ...     2,328      1,235      3,092      6,655
      Five or more units .............      --         --         --         --
    Commercial real estate ...........      --         --         --         --
    Construction .....................      --         --         --         --
    Land .............................      --         --         --         --
----------------------------------------------------------------------------------
      Total real estate loans ........     8,162      5,047     15,002     28,211
Non-mortgage:
    Commercial .......................      --         --         --         --
    Automobile .......................     3,133        489        895      4,517
    Other consumer ...................       169         36        233        438
----------------------------------------------------------------------------------
      Total loans ....................   $11,464    $ 5,572    $16,130    $33,166
==================================================================================
Delinquencies as a percentage of total
 loans ...............................      0.17%      0.08%      0.23%      0.48%
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

     Allowances for losses on all assets were $37 million at June 30, 2000, $41 million at December 31, 1999 and $43 million at June 30, 1999.

     Our total allowance for possible loan losses was $33 million at June 30, 2000, down from $38 million at year-end 1999, due to the sale of our indirect auto finance subsidiary, and $34 million at June 30, 1999. Virtually all of our current quarter-end total allowance represented general loan valuation allowances, of which $3 million represents an unallocated portion. These general loan valuation allowances may be included as a component of risk-based capital, up to a maximum of 1.25% of our risk-weighted assets. Net charge-offs totaled $0.2 million in the 2000 second quarter, down from $1.0 million in the year-ago quarter. For the first six months of 2000, our net charge-offs were $1.0 million, compared to net charge-offs of $2.4 million in the year-ago period.

     The following table is a summary of the activity of our allowance for loan losses during the periods indicated.

                                                     Three Months Ended
                                 ----------------------------------------------------------
                                 June 30,  March 31,  December 31,  September 30,  June 30,
(In Thousands)                     2000       2000        1999          1999         1999
-------------------------------------------------------------------------------------------
Balance at beginning of period   $32,529    $38,342     $35,962       $34,345      $32,586
Provision ....................       942        791       3,253         2,838        2,798
Charge-offs ..................      (237)      (932)     (1,312)       (1,423)      (1,280)
Recoveries ...................         3        139         439           202          241
Transfers (1) ................      --       (5,811)       --            --           --
-------------------------------------------------------------------------------------------
Balance at end of period .....   $33,237    $32,529     $38,342       $35,962      $34,345
===========================================================================================

(1)  Reduction in first quarter 2000 due to the sale of subsidiary.

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                         June 30, 2000                    March 31, 2000                   December 31, 1999
                               ----------------------------------------------------------------------------------------------------
                                            Gross    Allowance                Gross    Allowance                Gross    Allowance
                                            Loan     Percentage               Loan     Percentage               Loan     Percentage
                                          Portfolio   to Loan               Portfolio   to Loan               Portfolio   to Loan
(Dollars in Thousands)         Allowance   Balance    Balance    Allowance   Balance    Balance    Allowance    Balance   Balance
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $14,622  $7,442,407    0.20%      $14,120  $6,961,984    0.20%      $12,913  $6,155,399    0.21%
     One-to-four units -
       subprime .............     9,862   1,695,352    0.58         9,036   1,699,956    0.53         9,876   1,639,401    0.60
     Five or more units .....       175      19,900    0.88           178      20,292    0.88           184      21,055    0.87
   Commercial real estate ...     2,690     147,752    1.82         2,634     148,920    1.77         2,439     148,327    1.64
   Construction .............     1,433     121,602    1.18         1,747     147,910    1.18         2,075     176,487    1.18
   Land .....................       463      37,222    1.24           899      72,139    1.25           843      67,631    1.25
Non-mortgage:
   Commercial ...............       283      24,511    1.15           293      26,922    1.09           334      26,667    1.25
   Automobile (1) ...........       203      38,935    0.52           184      35,469    0.52         6,259     399,789    1.57
   Other consumer ...........       706      56,627    1.25           638      52,447    1.22           619      49,344    1.25
Not specifically allocated ..     2,800        --      --           2,800        --      --           2,800        --      --
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $33,237  $9,584,308    0.35%      $32,529  $9,166,039    0.35%      $38,342  $8,684,100    0.44%
===================================================================================================================================
                                     September 30, 1999                   June 30, 1999
                                --------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $12,556  $5,517,234    0.23%      $11,580  $4,668,798    0.25%
     One-to-four units -
       subprime .............     6,940   1,372,798    0.51         5,316   1,032,447    0.51
     Five or more units .....       276      23,544    1.17           285      24,641    1.16
   Commercial real estate ...     2,463     148,912    1.65         2,808     149,559    1.88
   Construction .............     2,242     190,441    1.18         2,082     178,526    1.17
   Land .....................       764      61,263    1.25           900      71,314    1.26
Non-mortgage:
   Commercial ...............       227      27,605    0.82           193      26,884    0.72
   Automobile ...............     7,099     391,975    1.81         7,832     375,138    2.09
   Other consumer ...........       595      44,764    1.33           549      42,475    1.29
Not specifically allocated ..     2,800        --      --           2,800        --      --
----------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $35,962  $7,778,536    0.46%      $34,345  $6,569,782    0.52%
==============================================================================================

(1) The decline between March 31, 2000 and December 31, 1999 primarily reflects the sale of subsidiary.

     The following table is a summary of the activity of our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                     Three Months Ended
                                ----------------------------------------------------------
                                June 30,  March 31,  December 31,  September 30,  June 30,
(In Thousands)                    2000       2000        1999          1999         1999
------------------------------------------------------------------------------------------
Balance at beginning of period   $2,088    $2,131      $2,435        $ 7,389       $7,770
Provision (reduction) ........    1,473       (43)       (292)        (3,162)        (265)
Charge-offs ..................     --        --           (12)        (1,792)        (116)
Recoveries ...................     --        --          --             --           --
------------------------------------------------------------------------------------------
Balance at end of period .....   $3,561    $2,088      $2,131        $ 2,435       $7,389
==========================================================================================

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

                                                     Three Months Ended
                                ----------------------------------------------------------
                                June 30,  March 31,  December 31,  September 30,  June 30,
(In Thousands)                    2000       2000        1999          1999         1999
------------------------------------------------------------------------------------------
Balance at beginning of period   $--       $--          $--           $ 509        $ 547
Provision (reduction) ........     154        74           56          (136)           9
Charge-offs ..................    (154)      (74)         (56)         (373)         (47)
------------------------------------------------------------------------------------------
Balance at end of period .....   $--       $--          $--           $--          $ 509
==========================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our primary sources of funds generated in the second quarter of 2000 were from:

     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $469 million;
     o    a net increase in deposits of $328 million; and
     o    a net increase in our borrowings of $163 million.

     We used these funds primarily to originate loans held for investment of $853 million.

     At June 30, 2000, the Bank's ratio of regulatory liquidity was 4.1%, compared to 4.2% at December 31, 1999 and 4.0% at June 30, 1999.

     Stockholders' equity totaled $577 million at June 30, 2000, up from $532 million at December 31, 1999 and $502 million at June 30, 1999.

REGULATORY CAPITAL COMPLIANCE

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of June 30, 2000. The core and tangible capital ratios were 6.04% and the risk-based capital ratio was 12.11%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

                                                     Tangible Capital         Core Capital           Risk-Based Capital
                                                   ---------------------   -----------------       ---------------------
(Dollars in Thousands)                               Amount    Ratio         Amount    Ratio         Amount    Ratio
------------------------------------------------------------------------------------------------------------------------
Stockholder's equity                               $678,598                $678,598                $678,598
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real
       estate ................................      (44,369)                (44,369)                (44,369)
    Goodwill .................................       (3,836)                 (3,836)                 (3,836)
    Non-permitted mortgage servicing rights ..       (4,091)                 (4,091)                 (4,091)
   Additions:
    Unrealized losses on securities available
       for sale ..............................        1,717                   1,717                   1,717
    General loss allowance - investment in DSL
       Service Company .......................        1,047                   1,047                   1,047
    General loan valuation allowances (1) ....         --                      --                    32,982
------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...........................      629,066    6.04%        629,066    6.04%        662,048   12.11%
Well capitalized requirement .................      156,263    1.50  (2)    520,876    5.00         546,678   10.00  (3)
------------------------------------------------------------------------------------------------------------------------
Excess .......................................     $472,803    4.54%       $108,190    1.04%       $115,370    2.11%
========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 11.51%.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (A) Exhibits

        10.11 Amendment No. 1, Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989. Amendment No. 1, Effective and Adopted July 26, 2000.

        27     Financial Data Schedule.

     (B) There were no reports on Form 8-K filed for the three months ended June 30, 2000.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                               DOWNEY FINANCIAL CORP.




Date:  August 2, 2000                     /s/  Daniel D. Rosenthal
                            ----------------------------------------------------
                                               Daniel D. Rosenthal
                                     President and Chief Executive Officer




Date:  August 2,  2000                    /s/  Thomas E. Prince
                            ----------------------------------------------------
                                               Thomas E. Prince
                            Executive Vice President and Chief Financial Officer