Form 10-K/A
period 1999-12-31
DOWNEY FINANCIAL CORP
filed 2000-09-15
CIK 935063

================================================================================

                                              SECURITIES AND EXCHANGE COMMISSION
                                                         Washington, D.C.  20549
--------------------------------------------------------------------------------
                                                                     FORM 10-K/A
                                                                 AMENDMENT NO. 1
--------------------------------------------------------------------------------
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

================================================================================

EXPLANATORY NOTE

     This amendment to Form 10-K on Form 10-K/A has been prepared to reflect a more detailed disclosure on the allowance for loan losses and includes an expanded:

     o disclosure and analysis of the allowance for impaired loans as described and presented in the table on page 26.

     o explanation on each element of the allowance for loan losses and how it is affected by changes in asset quality and loan portfolio as described on pages 29-31;

     o analysis to provide gross charge-off and recovery details for the past 5 years as presented in the table on page 32; and

     o accounting policy description to include how each element of the allowance is determined as described on pages 46-47.

These amended items are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements. These amended items had no effect on net income or total assets, total liabilities or total equity as previously reported. No part of the Form 10-K for December 31, 1999 as previously filed, other than Item 7. and Item 8., was affected by this amendment.

TABLE OF CONTENTS


ITEM                                                                      PAGE
--------------------------------------------------------------------------------
PART II
   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .....................................    1
          Overview ......................................................    1
          Results of Operations .........................................    3
             Net Interest Income ........................................    3
             Provision for Loan Losses ..................................    5
             Other Income ...............................................    5
                Loan and Deposit Related Fees ...........................    5
                Real Estate and Joint Venture
                   Operations Held for Investment .......................    5
                Secondary Marketing Activities ..........................    6
                Other Category ..........................................    6
             Operating Expenses .........................................    6
             Provision for Income Taxes .................................    6
             Business Segment Reporting .................................    7
                Banking .................................................    7
                Real Estate Investment ..................................    8
          Financial Condition ...........................................   10
             Loans and Mortgage-Backed Securities .......................   10
             Investment Securities ......................................   14
             Investments in Real Estate and Joint Ventures ..............   15
             Deposits ...................................................   17
             Borrowings .................................................   18
             Capital Securities .........................................   19
             Asset/Liability Management and Market Risk .................   19
             Problem Loans and Real Estate ..............................   24
                Non-Performing Assets ...................................   24
                Delinquent Loans ........................................   26
                Allowance for Losses on Loans and Real Estate ...........   29
             Capital Resources and Liquidity ............................   34
             Regulatory Capital Compliance ..............................   35
             Current Accounting Issue ...................................   35
             Year 2000 ..................................................   36
             Subsequent Event ...........................................   36
   8.  FINANCIAL STATEMENTS .............................................   37
SIGNATURES ..............................................................   80

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

(In Thousands)                                                       1999          1998          1997          1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ..............................................  $ 3,102,810   $   943,736   $ 1,384,442   $ 1,026,812   $ 396,111
      Adjustable - subprime ...................................    1,182,552       372,286       218,399        33,030        --
-----------------------------------------------------------------------------------------------------------------------------------
        Total adjustable ......................................    4,285,362     1,316,022     1,602,841     1,059,842     396,111
      Fixed ...................................................      262,923       192,436        22,265        33,073      13,888
      Fixed - subprime ........................................       12,238         6,020         2,786           545        --
     Residential five or more units:
      Adjustable ..............................................          247           875         4,600        17,409         128
      Fixed ...................................................         --          13,229          --           2,253         419
-----------------------------------------------------------------------------------------------------------------------------------
        Total residential .....................................    4,560,770     1,528,582     1,632,492     1,113,122     410,546
     Commercial real estate ...................................       10,063        10,363         7,830         1,548      10,629
     Construction .............................................      149,143       111,534        80,014        71,678      28,931
     Land .....................................................       56,851        48,357        20,295        10,468      12,906
   Non-mortgage:
     Commercial ...............................................       24,948         6,376        14,336        11,835       1,115
     Automobile ...............................................      233,948       175,193       259,040       200,966      62,234
     Other consumer ...........................................       54,489        28,274        25,988        14,226      17,633
-----------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..................................    5,090,212     1,908,679     2,039,995     1,423,843     543,994
Real estate loans purchased:
   One-to-four units ..........................................       36,317         4,343        32,241           233      44,194
   One-to-four units - subprime ...............................       12,912         1,833         2,243          --          --
   Other (1) ..................................................          440         1,287         1,344          --          --
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans originated and purchased .......................    5,139,881     1,916,142     2,075,823     1,424,066     588,188
Loan repayments ...............................................   (1,823,585)   (1,855,157)   (1,130,357)     (832,713)   (538,217)
Other net changes (2), (3) ....................................      (36,794)      (34,145)     (319,183)      (39,978)    (50,544)
-----------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .......    3,279,502        26,840       626,283       551,375        (573)
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities held to maturity, net:
   Repayments .................................................         --            --            --            --        (5,588)
   Transferred to mortgage-backed securities available for sale         --            --            --            --       (33,555)
-----------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities, net ..........         --            --            --            --       (39,143)
-----------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in loans and mortgage-backed
         securities  held for investment ......................    3,279,502        26,840       626,283       551,375     (39,716)
-----------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans .....................................    2,028,402     2,162,583       289,271       159,941      93,496
   Originated whole loans - subprime ..........................       13,872          --            --            --          --
   Loans transferred from (to) the investment portfolio (3) ...       42,570        (3,056)      290,558         1,791        (100)
   Originated whole loans sold (3) ............................     (999,594)   (1,130,303)     (467,989)     (135,426)    (80,725)
   Loans exchanged for mortgage-backed securities .............   (1,387,364)     (608,831)      (89,522)      (26,452)       --
   Other net changes ..........................................       (9,263)       (8,111)          (83)          (48)        (10)
-----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...........     (311,377)      412,282        22,235          (194)     12,661
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .............................    1,387,364       608,831        89,522        26,452        --
   Purchased ..................................................         --            --            --          30,073        --
   Transferred from mortgage-backed securities held to maturity         --            --            --            --        33,555
   Sold .......................................................   (1,387,364)     (610,113)      (89,522)      (31,077)    (21,372)
   Repayments .................................................       (9,936)      (15,129)      (12,560)      (15,661)     (6,862)
   Other net changes ..........................................         (491)         (742)          592          (596)      2,669
-----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
        available for sale ....................................      (10,427)      (17,153)      (11,968)        9,191       7,990
-----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans and mortgage-backed
        securities held for sale and available for sale .......     (321,804)      395,129        10,267         8,997      20,651
-----------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
        mortgage-backed securities ............................  $ 2,957,698   $   421,969   $   636,550   $   560,372   $ (19,065)
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

                                             Retail
                                          Neighborhood
(Dollars in Thousands)                  Shopping Centers    Land         Total
--------------------------------------------------------------------------------
Wholly Owned Properties:
     Investment in wholly owned projects  $ 33,443 (1)   $ 6,145 (2)   $ 39,588
     Allowance for losses ..............    (1,069)       (1,062)        (2,131)
--------------------------------------------------------------------------------
Net investment in wholly owned projects   $ 32,374       $ 5,083       $ 37,457
--------------------------------------------------------------------------------
Number of projects .....................         8             8             16
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


     A summary of the activity in the allowance for loan losses associated with impaired loans is shown below for the years indicated. We have recorded provisions and reductions to the allowance associated with changes in classification of loans as impaired and reductions due to loan principal payments.

(In Thousands)                                     1999      1998      1997      1996     1995 (1)
--------------------------------------------------------------------------------------------------
Balance at beginning of period .................. $ 810    $1,301    $ 4,402    $5,292    $ --
Provision for (reduction of) impaired loan losses   (13)     (491)    (3,101)     (890)    5,292
Charge-offs .....................................  --        --         --        --        --
Recoveries ......................................  --        --         --        --        --
--------------------------------------------------------------------------------------------------
Balance at end of period ........................ $ 797    $  810    $ 1,301    $4,402    $5,292
==================================================================================================

(1) The allowance for impaired loans started in January 1995 to meet the requirements from the issuance of SFAS 114, Accounting by Creditors for Impairment of a Loan.


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

ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE

     We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. The adequacy of the allowance is evaluated quarterly by management to maintain the allowance at levels sufficient to provide for inherent losses. A key component to our evaluation is our internal asset review process.

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


     We adhere to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. Our current asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk for determining the valuation allowance at a point in time. We currently use a six grade system to classify our assets. The current grades are:


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


     Our policy is to provide an allowance for losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. To comply with this policy, we have established a monitoring system that requires at least an annual review of all assets in excess of $1 million and a semiannual review of all assets considered adversely classified or criticized. The monitoring system requires a review of current operating statements, an evaluation of the property's current and past performance, an evaluation of the borrower's ability to repay and the preparation of a discounted cash flow analysis. Based on the results of the review, we may require a new appraisal.

     We utilize the asset classifications from our internal asset review process in the following manner to determine the amount of our allowances:

     o General valuation allowances: This element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Generally, we believe that borrowers are impacted by events well in advance of a lender's knowledge that may ultimately result in loan default and eventual loss. Examples of such loss-causing events would be borrower job loss, divorce or medical crisis in the case of single family residential and consumer loans, or loss of a major tenant in the case of commercial real estate loans. General valuation allowances are determined by applying factors that take into consideration past loss experience and asset duration for each major asset type to the associated asset balance.

     o Allocated allowances: This element relates to assets with well-defined deficiencies or weaknesses (i.e., assets classified special mention, substandard, doubtful or loss). We calculate on an ongoing basis loss by credit classification for each major asset type. Factors based upon those loss statistics are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine the net fair value of the asset exceeds our carrying value, a specific allowance is recorded for the amount of that difference.

     o Unallocated allowance: This element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

     Our provision for loan losses was $11.3 million in 1999, up $7.4 million from 1998. The provision for loan losses exceeded net loan charge-offs by $6.8 million resulting in an increase in the allowance for loan losses to $38.3 million at December 31, 1999. The allowance increase reflected an increase of $6.2 million in general valuation allowances to $30.6 million due primarily to the increase during the year in the overall one-to-four unit residential loan portfolio, while allocated allowances increased $0.6 million to $4.9 million due primarily to an increase in loans classified substandard. There was no change in the unallocated allowance. During 1998, our provision for loan losses was less than net loan charge-offs by $0.6 million resulting in a decrease in the allowance for loan losses to $31.5 million at December 31, 1998. The decline in the allowance reflected a decline of $1.6 million in allocated allowances to $4.3 million due to a decline in loans classified substandard. The decline in allocated allowances more than offset an increase in general valuation allowances. General valuation allowances increased $1.0 million to $24.4 million due to increases during 1998 in most major loan categories. There was no change in the unallocated allowance.


     A summary of activity in the allowance for loan losses is shown below for the years indicated.

(In Thousands)                     1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------
Balance at beginning of period  $ 31,517   $ 32,092   $ 30,094   $ 27,943   $ 25,650
Provision for loan losses ....    11,270      3,899      8,640      9,137      9,293
Charge-offs ..................    (5,535)    (7,372)    (7,773)    (7,660)    (8,017)
Recoveries ...................     1,090      2,898      1,131        674      1,017
-------------------------------------------------------------------------------------
Balance at end of period .....  $ 38,342   $ 31,517   $ 32,092   $ 30,094   $ 27,943
=====================================================================================

     Net loan charge-offs were $4.4 million in 1999, down from $4.5 million in 1998 and $6.6 million in 1997. Net charge-offs in 1998 included a $1.4 million recovery from the previously mentioned settlement. Excluding that recovery, net loan charge-offs would have declined by $1.5 million in 1999 primarily reflecting declines of $1.0 million in net charge-offs of automobile loans and $0.3 million in net charge-offs of one-to-four unit residential loans. The decline in automobile loan net charge-offs reflects an improvement in the credit quality of the portfolio combined with improved collection methods. The ratio of automobile net charge-offs to the average of these loans was 1.05% in 1999, compared to 1.40% in 1998 and 1.58% in 1997. Gross charge-offs, gross recoveries and net charge-offs by category of loan are as follows for the years indicated.


(Dollars in Thousands)                                   1999       1998        1997       1996       1995
-----------------------------------------------------------------------------------------------------------
Gross loan charge-offs:
  Loans secured by real estate:
    Residential:
       One-to-four units (1) ........................   $  580    $ 1,035     $2,389     $5,098     $5,165
       Five or more units ...........................     --           68       --          102        469
    Commercial real estate ..........................     --         --         --         --        1,662
    Land ............................................     --         --         --         --            4
  Non-mortgage:
    Commercial ......................................     --         --         --          115       --
    Automobile ......................................    4,795      6,118      5,109      2,096        400
    Other consumer ..................................      160        151        275        249        317
-----------------------------------------------------------------------------------------------------------
       Total gross loan charge-offs .................    5,535      7,372      7,773      7,660      8,017
-----------------------------------------------------------------------------------------------------------
Gross loan recoveries:
  Loans secured by real estate:
    Residential:
       One-to-four units ............................     --          125        224        116       --
       Five or more units ...........................     --         --         --         --         --
    Commercial real estate ..........................      250      1,610        261        250        855
    Land ............................................     --         --         --         --         --
  Non-mortgage:
    Commercial ......................................     --         --         --         --          152
    Automobile ......................................      831      1,159        641        305          2
    Other consumer ..................................        9          4          5          3          8
-----------------------------------------------------------------------------------------------------------
       Total gross loan recoveries ..................    1,090      2,898      1,131        674      1,017
-----------------------------------------------------------------------------------------------------------
Net loan charge-offs:
  Loans secured by real estate:
    Residential:
       One-to-four units ............................      580        910      2,165      4,982      5,165
       Five or more units ...........................     --           68       --          102        469
    Commercial real estate ..........................     (250)    (1,610)      (261)      (250)       807
    Land ............................................     --         --         --         --            4
  Non-mortgage:
    Commercial ......................................     --         --         --          115       (152)
    Automobile ......................................    3,964      4,959      4,468      1,791        398
    Other consumer ..................................      151        147        270        246        309
-----------------------------------------------------------------------------------------------------------
       Total net loan charge-offs ...................   $4,445    $ 4,474     $6,642     $6,986     $7,000
===========================================================================================================
Net loan charge-offs as a percentage of average loans     0.06%      0.08%      0.13%      0.16%      0.17%
===========================================================================================================

(1) Includes amounts associated with the January 1994 Northridge earthquake of $1.0 million in 1996 and $1.1 million in 1995.

     The allocation of the allowance for loan losses at the dates indicated is as shown in the following table.

                                                                           December 31,
                                 -------------------------------------------------------------------------------------------------
                                               1999                            1998                            1997
                                 -------------------------------------------------------------------------------------------------
                                              Gross   Allowance               Gross   Allowance               Gross      Allowance
                                              Loan    Percentage              Loan    Percentage              Loan      Percentage
                                            Portfolio  to Loan              Portfolio  to Loan              Portfolio    to Loan
(Dollars in Thousands)           Allowance   Balance   Balance   Allowance   Balance   Balance   Allowance   Balance     Balance
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .........  $12,913  $6,155,399   0.21%     $11,244  $4,047,182   0.28%     $13,396  $4,358,475     0.31%
     One-to-four units--subprime    9,876   1,639,401   0.60        3,055     588,951   0.52        1,256     249,070     0.50
     Five or more units ........      184      21,055   0.87          401      40,029   1.00          314      38,278     0.82
   Commercial real estate ......    2,439     148,327   1.64        2,632     140,790   1.87        4,112     202,425     2.03
   Construction ................    2,075     176,487   1.18        1,508     127,761   1.18          847      70,865     1.20
   Land ........................      843      67,631   1.25          568      44,859   1.27          331      25,687     1.29
Non-mortgage:
   Commercial ..................      334      26,667   1.25          218      28,293   0.77          196      26,024     0.75
   Automobile ..................    6,259     399,789   1.57        8,344     357,988   2.33        8,016     342,326     2.34
   Other consumer ..............      619      49,344   1.25          747      41,894   1.78          824      47,735     1.73
Not specifically allocated .....    2,800        --  --             2,800        --  --             2,800        --    --
----------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
        investment .............  $38,342  $8,684,100   0.44%     $31,517  $5,417,747   0.58%     $32,092  $5,360,885     0.60%
==================================================================================================================================
                                               1996                            1995
                                 ---------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .........  $12,960  $4,013,190   0.32%     $12,254  $3,656,512   0.34%
     One-to-four--subprime .....      281      33,258   0.84         --          --  --
     Five or more units ........      517      56,907   0.91          895      57,321   1.56
   Commercial real estate ......    6,956     260,609   2.67        8,456     270,583   3.13
   Construction ................      773      66,651   1.16          335      28,593   1.17
   Land ........................      466      21,177   2.20          973      21,867   4.45
Non-mortgage:
   Commercial ..................      236      22,136   1.07          259      12,864   2.01
   Automobile ..................    4,303     202,186   2.13          849      56,127   1.51
   Other consumer ..............      802      47,281   1.70        1,122      50,945   2.20
Not specifically allocated .....    2,800        --  --             2,800        --  --
------------------------------------------------------------------------------------------------
     Total loans held for
        investment .............  $30,094  $4,723,395   0.64%     $27,943  $4,154,812   0.67%
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

                                                            Tangible Capital         Core Capital           Risk-Based Capital
                                                          -------------------     ------------------       -------------------
(Dollars in Thousands)                                      Amount    Ratio         Amount   Ratio           Amount    Ratio
------------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .................................    $636,213                $636,213                 $636,213
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate ..     (45,498)                (45,498)                 (45,498)
    Goodwill .........................................      (4,070)                 (4,070)                  (4,070)
    Non-permitted mortgage servicing rights ..........      (3,426)                 (3,426)                  (3,426)
   Additions:
    Unrealized losses on securities available for sale       1,568                   1,568                    1,568
    General loss allowance - Investment in DSL
       Service Company ...............................       1,122                   1,122                    1,122
    General loan valuation allowances (1) ............        --                      --                     37,954
------------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................     585,909   6.27%         585,909   6.27%          623,863  12.14%
Well capitalized requirement .........................     140,191   1.50 (2)      467,304   5.00           513,693  10.00 (3)
------------------------------------------------------------------------------------------------------------------------------
Excess ...............................................    $445,718   4.77%        $118,605   1.27%         $110,170   2.14%
==============================================================================================================================

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page


         Independent Auditors' Report................................    38
         Consolidated Balance Sheets.................................    39
         Consolidated Statements of Income...........................    40
         Consolidated Statements of Comprehensive Income.............    41
         Consolidated Statements of Stockholders' Equity.............    41
         Consolidated Statements of Cash Flows.......................    42
         Notes to Consolidated Financial Statements..................    44

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

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

     Allowance for Loan Losses


     The allowance for loan losses is maintained at an amount management deems adequate to cover inherent losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific major loans (loans over

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     $1 million), management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Downey reviews all loans under $1 million by analyzing their performance and composition of their collateral as a whole, because of the relatively homogeneous nature of the portfolios. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to loans with no well-defined deficiency or weakness and are determined by applying against such loans factors for each major loan category that consider past loss experience and loan duration. Allocated allowances relate to loans with well-defined deficiencies or weaknesses and are generally determined by loss factors that consider past loss experience for such loans or are determined by the excess of the recorded investment in the loan over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other factors such as prevailing and forecasted economic conditions.


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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Income from the sale of real estate is recognized principally when title to the property has passed to the buyer, minimum down payment requirements are met and the terms of any notes received by Downey satisfy continuing investment requirements. At the time of sale, costs are relieved from real estate projects on a relative sales value basis and charged to operations.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

(5)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market value of the mortgage-backed securities available for sale are summarized as follows:

                                                Gross       Gross      Estimated
                                 Amortized   Unrealized   Unrealized     Market
     (In Thousands)                 Cost        Gains       Losses       Value
     ---------------------------------------------------------------------------
     December 31, 1999:
        GNMA certificates .....   $ 5,112       $100         $  1       $ 5,211
        FNMA certificates .....       125          3          --            128
        FHLMC certificates ....     8,936        --           257         8,679
        Non-agency certificates     7,897         10          204         7,701
     ---------------------------------------------------------------------------
           Total ..............   $22,070       $113         $462       $21,719
     ===========================================================================
     December 31, 1998:
        GNMA certificates .....   $ 7,027       $309         $--        $ 7,336
        FNMA certificates .....       145          6          --            151
        FHLMC certificates ....    13,668        --             6        13,662
        Non-agency certificates    11,164          1          168        10,997
     ---------------------------------------------------------------------------
           Total ..............   $32,004       $316         $174       $32,146
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
     =======================================================================================

     The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of $1 million and general valuation allowances of $1 million, at December 31, 1999:

     (In Thousands)                                             California   Arizona   Other    Total
     -------------------------------------------------------------------------------------------------
     Shopping centers ......................................    $ 28,750     $6,758    $--     $35,508
     Office buildings ......................................         713        450     --       1,163
     Residential ...........................................       1,032       --       --       1,032
     Land ..................................................       4,956        176     459      5,591
     -------------------------------------------------------------------------------------------------
        Total real estate before general valuation allowance    $ 35,451     $7,384    $459    $43,294
     =================================================================================================
     General valuation allowance ...........................                                    (1,122)
     -------------------------------------------------------------------------------------------------
     Net investment in real estate and joint ventures ......                                  $ 42,172
     =================================================================================================

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

     FHLB advances have the following maturities at December 31, 1999:

     (In Thousands)
     ---------------------------------------------------------------------------
     2000 ........................................................    $1,619,296
     2001 ........................................................        16,056
     2002 ........................................................        55,921
     2003 ........................................................           134
     2004 ........................................................          --
     Thereafter ..................................................       431,000
     ---------------------------------------------------------------------------
       Total .....................................................    $2,122,407
     ===========================================================================

(16) COMMERCIAL PAPER

     Commercial paper borrowings are summarized as follows:

     (Dollars in Thousands)                                          1999       1998         1997
     ----------------------------------------------------------------------------------------------
     Balance at year end .......................................   $  --     $   --       $ 83,811
     Average balance outstanding during the year ...............      --       30,589      182,296
     Maximum amount outstanding at any month-end during the year      --      103,749      272,818
     Weighted average interest rate during the year ............       -         6.32%        5.75%
     Weighted average interest rate at end of year .............      --            -         5.61

     As of year end secured by:
        FHLB Letter of Credit ..................................   $  --     $   --       $300,000
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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

     Operating Results and Assets

     The following presents the operating results and selected financial data by major business segments for 1999, 1998 and 1997:

                                                                Real Estate
     (In Thousands)                                 Banking      Investment    Elimination      Totals
     ---------------------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31 1999:
     Net interest income (expense) ..........     $  207,784      $  (306)    $      --       $  207,478
     Provision for loan losses ..............         11,270         --              --           11,270
     Other income ...........................         39,755       19,523            --           59,278
     Operating expense ......................        143,081        1,794            --          144,875
     Net intercompany income (expense) ......            393         (393)           --             --
     ---------------------------------------------------------------------------------------------------
     Income before income tax expense .......         93,581       17,030            --          110,611
     Income tax expense .....................         39,785        7,022            --           46,807
     ---------------------------------------------------------------------------------------------------
         Net income .........................     $   53,796      $10,008      $     --       $   63,804
     ===================================================================================================
     ASSETS AT DECEMBER 31 1999:
         Loans and mortgage-backed securities     $8,746,063      $  --        $8,746,063
         Real estate held for investment ....           --         42,172          42,172
         Other ..............................        654,745        7,399         (42,839)       619,305
     ---------------------------------------------------------------------------------------------------
            Total assets ....................      9,400,808       49,571         (42,839)     9,407,540
     ---------------------------------------------------------------------------------------------------
     Equity .................................     $  532,418      $42,839      $  (42,839)    $  532,418
     ===================================================================================================
     YEAR ENDED DECEMBER 31 1998:
     Net interest income (expense) ..........     $  174,967      $  (620)     $     --       $  174,347
     Provision (reduction) for loan losses ..          3,918          (19)           --            3,899
     Other income ...........................         24,617       22,736            --           47,353
     Operating expense ......................        113,954        2,706            --          116,660
     Net intercompany income (expense) ......           (107)         107            --             --
     ---------------------------------------------------------------------------------------------------
     Income before income tax expense .......         81,605       19,536            --          101,141
     Income tax expense .....................         34,869        8,299            --           43,168
     ---------------------------------------------------------------------------------------------------
         Net income .........................     $   46,736      $11,237      $     --       $   57,973
     ===================================================================================================
     ASSETS AT DECEMBER 31 1998:
         Loans and mortgage-backed securities     $5,788,365      $  --        $     --       $5,788,365
         Real estate held for investment ....           --         49,447            --           49,447
         Other ..............................        464,097        9,841         (41,331)       432,607
     ---------------------------------------------------------------------------------------------------
            Total assets ....................      6,252,462       59,288         (41,331)     6,270,419
     ---------------------------------------------------------------------------------------------------
     Equity .................................     $  480,566      $41,331      $  (41,331)    $  480,566
     ===================================================================================================
     YEAR ENDED DECEMBER 31 1997:
     Net interest income (expense) ..........     $  154,799      $  (641)     $     --       $  154,158
     Provision for loan losses ..............          8,522          118            --            8,640
     Other income ...........................         20,783       14,405            --           35,188
     Operating expense ......................         98,803        2,469            --          101,272
     Net intercompany income (expense) ......           (357)         357            --             --
     ---------------------------------------------------------------------------------------------------
     Income before income tax expense .......         67,900       11,534            --           79,434
     Income tax expense .....................         29,238        4,962            --           34,200
     ---------------------------------------------------------------------------------------------------
         Net income .........................     $   38,662      $ 6,572      $     --       $   45,234
     ===================================================================================================
     ASSETS AT DECEMBER 31 1997:
         Loans and mortgage-backed securities     $5,366,396      $  --        $     --       $5,366,396
         Real estate held for investment ....           --         41,356            --           41,356
         Other ..............................        449,318       12,849         (34,094)       428,073
     ---------------------------------------------------------------------------------------------------
            Total assets ....................      5,815,714       54,205         (34,094)     5,835,825
     ---------------------------------------------------------------------------------------------------
     Equity .................................     $  430,346      $34,094      $  (34,094)    $  430,346
     ===================================================================================================

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

     Condensed Balance Sheets

                                                                                      December 31,
                                                                                  --------------------
     (In Thousands)                                                                 1999        1998
     -------------------------------------------------------------------------------------------------
     ASSETS
     Cash ....................................................................    $      7    $      5
     Due from Bank - interest bearing ........................................      12,686       8,521
     Investment in subsidiaries:
        Bank .................................................................     636,213     470,504
        Downey Financial Capital Trust I .....................................       3,711        --
        Downey Affiliated Insurance Agency ...................................         204         213
     Real estate held for investment .........................................        --           458
     Other assets ............................................................       5,016       1,124
     -------------------------------------------------------------------------------------------------
                                                                                  $657,837    $480,825
     =================================================================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Junior subordinated debentures ..........................................    $123,711    $   --
     Accounts payable and accrued expenses ...................................       1,708         259
     -------------------------------------------------------------------------------------------------
        Total liabilities ....................................................     125,708         259
     -------------------------------------------------------------------------------------------------
     Company obligated mandatorily redeemable capital securities of subsidiary
        trust holding solely junior subordinated debentures of the Company ...     123,711        --
     Stockholders' equity ....................................................     532,418     480,566
     -------------------------------------------------------------------------------------------------
                                                                                  $657,837    $480,825
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


                           DOWNEY FINANCIAL CORP.

                           By: /s/ THOMAS E. PRINCE
                              -------------------------
                                   Thomas E. Prince
                               Executive Vice President
                               Chief Financial Officer
                     (Principal Financial and Accounting Officer)

DATED: September 15, 2000