Form 10-Q
period 2000-09-30
DOWNEY FINANCIAL CORP
filed 2000-11-01
CIK 935063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At September 30, 2000, 28,201,606 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-Q

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


                                     PART II

OTHER INFORMATION................................................... 31

            Item 6    Exhibits and Reports on Form 8-K.............. 31

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                September 30,  December 31,   September 30,
(Dollars in Thousands, Except Per Share Data)                                        2000          1999            1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ...........................................................................$   106,132     $  121,146    $   86,391
Federal funds ..................................................................     11,102              1        26,501
------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ..................................................    117,234        121,147       112,892
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value ..........................................    216,812        171,823       143,020
Municipal securities held to maturity, at amortized cost (estimated market value of $6,709 at September 30, 2000, $6,710 at December 31, 1999 and
    $6,845 at September 30, 1999) ..............................................      6,726          6,728         6,863
Loans held for sale, at lower of cost or market ................................    166,776        136,005       211,067
Mortgage-backed securities available for sale, at fair value ...................     12,431         21,719        23,583
Loans receivable held for investment ...........................................  9,467,534      8,588,339     7,665,951
Investments in real estate and joint ventures ..................................     15,851         42,172        54,036
Real estate acquired in settlement of loans ....................................      9,161          5,899         5,213
Premises and equipment .........................................................    104,405        107,978       105,492
Federal Home Loan Bank stock, at cost ..........................................    121,845        102,392        69,380
Mortgage servicing rights, net .................................................     45,014         34,263        30,443
Other assets ...................................................................     83,424         69,075        72,749
------------------------------------------------------------------------------------------------------------------------------
                                                                                $10,367,213     $9,407,540    $8,500,689
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................................$ 7,691,782     $6,562,761    $6,311,312
Federal Home Loan Bank advances ................................................  1,860,255      2,122,407     1,477,207
Other borrowings ...............................................................        248            373         8,501
Accounts payable and accrued liabilities .......................................     56,972         45,682        54,366
Deferred income taxes ..........................................................     35,332         23,899        13,358
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities ..........................................................  9,644,589      8,755,122     7,864,744
------------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") .....................................................    120,000        120,000       120,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ...........................................................          -              -             -
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,201,606 shares at September 30, 2000 and 28,148,409 shares
    at December 31, 1999 and September 30, 1999 ................................        282            281           281
Additional paid-in capital .....................................................     93,176         92,385        92,385
Accumulated other comprehensive loss - unrealized losses on securities
    available for sale .........................................................       (805)        (1,568)         (738)
Retained earnings ..............................................................    509,971        441,320       424,017
------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity .................................................    602,624        532,418       515,945
------------------------------------------------------------------------------------------------------------------------------
                                                                                $10,367,213     $9,407,540    $8,500,689
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                  ----------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                         2000         1999         2000         1999
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans receivable .............................................   $198,084     $132,686     $557,202     $362,235
   U.S. Treasury securities and agency obligations ..............      3,379        2,063        9,431        5,478
   Mortgage-backed securities ...................................        224          387          876        1,274
   Other investments ............................................      2,683        1,268        7,076        3,520
----------------------------------------------------------------------------------------------------------------------------
       Total interest income ....................................    204,370      136,404      574,585      372,507
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits .....................................................     98,957       67,478      270,409      181,051
   Borrowings ...................................................     35,163       15,576      101,516       37,953
   Capital securities ...........................................      3,040        2,307        9,122        2,307
----------------------------------------------------------------------------------------------------------------------------
       Total interest expense ...................................    137,160       85,361      381,047      221,311
----------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME ..........................................     67,210       51,043      193,538      151,196
PROVISION FOR LOAN LOSSES .......................................      1,007        2,838        2,740        8,017
----------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses ..........     66,203       48,205      190,798      143,179
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
   Loan and deposit related fees ................................      7,959        5,323       20,789       14,675
   Real estate and joint ventures held for investment, net:
     Net gains on sales of wholly owned real estate .............      1,257        1,037        2,678        1,237
     (Provision for) reduction of losses on real estate and joint
       ventures..................................................        600        3,162         (830)       3,374
     Operations, net ............................................      2,168        1,532        6,005        5,054
   Secondary marketing activities:
     Loan servicing fees ........................................        (79)         383          485        1,249
     Net gains (losses) on sales of loans and mortgage-backed
      securities ................................................       (331)       4,395        2,185       12,440
   Net gains (losses) on sales of investment securities .........        (19)           -         (108)         288
   Gain on sale of subsidiary ...................................          -            -        9,762            -
   Other ........................................................        510          439        2,043        2,555
----------------------------------------------------------------------------------------------------------------------------
       Total other income, net ..................................     12,065       16,271       43,009       40,872
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
   Salaries and related costs ...................................     19,280       21,759       60,779       63,821
   Premises and equipment costs .................................      5,837        5,222       17,275       15,025
   Advertising expense ..........................................        980        2,150        3,665        6,920
   Professional fees ............................................        537          553        2,045        1,564
   SAIF insurance premiums and regulatory assessments ...........        683          975        1,930        2,906
   Other general and administrative expense .....................      4,823        5,252       14,528       17,206
----------------------------------------------------------------------------------------------------------------------------
     Total general and administrative expense ...................     32,140       35,911      100,222      107,442
----------------------------------------------------------------------------------------------------------------------------
   Net operation of real estate acquired in settlement of loans .        221         (224)         555          (13)
   Amortization of excess of cost over fair value of net assets
     acquired ...................................................        115          118          348          354
----------------------------------------------------------------------------------------------------------------------------
     Total operating expense ....................................     32,476       35,805      101,125      107,783
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ......................................     45,792       28,671      132,682       76,268
Income taxes ....................................................     19,454       12,109       56,426       32,300
----------------------------------------------------------------------------------------------------------------------------
   NET INCOME ...................................................   $ 26,338     $ 16,562     $ 76,256     $ 43,968
============================================================================================================================
PER SHARE INFORMATION:
   BASIC ........................................................   $   0.94     $   0.59     $   2.71     $   1.56
============================================================================================================================
   DILUTED ......................................................   $   0.93     $   0.59     $   2.70     $   1.56
============================================================================================================================
   CASH DIVIDENDS DECLARED AND PAID .............................   $   0.09     $   0.09     $   0.27     $   0.26
============================================================================================================================
   Weighted average diluted shares outstanding .................. 28,247,953   28,179,561   28,208,718   28,175,104
============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                  Three Months Ended      Nine Months Ended
                                                                                     September 30,          September 30,
                                                                                --------------------------------------------
(In Thousands)                                                                     2000        1999        2000        1999
----------------------------------------------------------------------------------------------------------------------------
NET INCOME .................................................................... $26,338    $16,562    $76,256      $43,968
----------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
   Unrealized gains (losses) on securities available for sale:
     U.S. Treasury securities, agency obligations and other investment
       securities available for sale, at fair value ...........................     850       (274)       670       (1,234)
     Mortgage-backed securities available for sale, at fair value .............      72         57         43          (91)
   Less reclassification of realized gains (losses) included in net income ....      10          -        (50)         166
----------------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss), net of income taxes ...............     912       (217)       763       (1,491)
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .......................................................... $27,250    $16,345    $77,019      $42,477
============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                              ------------------------------
(In Thousands)                                                                                    2000           1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................................  $    76,256   $     43,968
   Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization .........................................................       22,933          5,870
     Provision for losses on loans, real estate acquired in settlement of loans, investments
       in real estate and joint ventures and other assets ..................................        3,909          4,611
     Net gains on sales of loans and mortgage-backed securities, investment securities,
       real estate and other assets ........................................................       (8,354)       (16,372)
     Gain on sale of subsidiary ............................................................       (9,762)             -
     Interest capitalized on loans (negative amortization) .................................      (51,925)       (18,149)
     Federal Home Loan Bank stock dividends ................................................       (5,495)        (2,021)
   Loans originated for sale ...............................................................   (1,393,494)    (1,698,671)
   Proceeds from sales of loans held for sale ..............................................      610,952        758,227
   Other, net ..............................................................................      (14,902)        (4,511)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities .....................................................     (769,882)      (927,048)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of:
     Subsidiary, net .......................................................................      379,234              -
     U.S. Treasury securities, agency obligations and other investment securities
       available for sale ..................................................................       13,892         65,195
     Mortgage-backed securities available for sale .........................................      797,127      1,209,178
     Wholly owned real estate and real estate acquired in settlement of loans ..............       35,842          3,877
   Purchase of:
     U.S. Treasury securities, agency obligations and other investment securities
       available for sale ..................................................................      (58,025)       (94,417)
     Loans receivable held for investment ..................................................      (18,221)       (28,596)
     Federal Home Loan Bank stock ..........................................................      (13,958)       (17,929)
   Loans receivable originated held for investment (net of refinances of $89,667 at
     September 30, 2000 and $123,932 at September 30, 1999) ................................   (2,447,826)    (3,644,203)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale .........................................................    1,275,508      1,268,819
   Net change in undisbursed loan funds ....................................................      (53,073)        43,616
   Proceeds from (investments in) real estate held for investment ..........................        1,155        (10,161)
   Other, net ..............................................................................       (5,617)        (9,232)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities .....................................................      (93,962)    (1,213,853)
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                              ------------------------------
(In Thousands)                                                                                     2000           1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ................................................................  $ 1,129,021    $ 1,271,579
   Proceeds from Federal Home Loan Bank advances ...........................................    4,793,708      4,910,237
   Repayments of Federal Home Loan Bank advances ...........................................   (5,055,860)    (4,128,042)
   Net decrease in other borrowings ........................................................         (125)          (207)
   Proceeds from issuance of capital securities, net .......................................            -        115,063
   Proceeds from exercise of stock options .................................................          792            219
   Cash dividends ..........................................................................       (7,605)        (7,317)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ..................................................      859,931      2,161,532
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .......................................       (3,913)        20,631
Cash and cash equivalents at beginning of year  ............................................      121,147         92,261
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  ................................................  $   117,234    $   112,892
============================================================================================================================
Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
     Interest ..............................................................................  $   370,778    $   220,678
     Income taxes ..........................................................................       55,422         18,910
Supplemental disclosure of non-cash investing:
   Loans transferred from (to) held for investment to (from) held for sale .................       56,738        (48,281)
   Loans exchanged for mortgage-backed securities ..........................................      802,682      1,208,333
   Real estate acquired in settlement of loans .............................................       13,599          8,497
   Loans to facilitate the sale of real estate acquired in settlement of loans .............        4,584          5,608
============================================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of September 30, 2000, December 31, 1999 and September 30, 1999, the results of operations and comprehensive income for the three months and nine months ended September 30, 2000 and 1999 and changes in cash flows for the nine months ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 which contains, among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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

                                                       September 30, 2000                    September 30, 1999
                                              --------------------------------------------------------------------------
                                                            Weighted       Per                    Weighted      Per
                                                Net      Average Shares   Share      Net       Average Shares  Share
(Dollars in Thousands, Except Per Share Data)  Income     Outstanding     Amount    Income      Outstanding    Amount
------------------------------------------------------------------------------------------------------------------------
Three months ended:
    Basic earnings per share .......          $26,338      28,195,739      $0.94    $16,562      28,148,409     $0.59
    Effect of dilutive stock options                -          52,214       0.01          -          31,152         -
------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share ...          $26,338      28,247,953      $0.93    $16,562      28,179,561     $0.59
========================================================================================================================
Nine months ended:
    Basic earnings per share .......          $76,256      28,168,173      $2.71    $43,968      28,143,665     $1.56
    Effect of dilutive stock options                -          40,545       0.01          -          31,439         -
------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share ...          $76,256      28,208,718      $2.70    $43,968      28,175,104     $1.56
========================================================================================================================

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

     As part of its secondary marketing activities, Downey utilizes forward sale and purchase contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At September 30, 2000, sales contracts amounted to approximately $231 million while no purchase contracts were outstanding. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains or losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

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

OVERVIEW

     Our net income for the third quarter of 2000 totaled $26.3 million or $0.93 per share on a diluted basis, up 59.0% from the $16.6 million or $0.59 per share in the third quarter of 1999.

     The increase in our net income between third quarters was due to higher net income from our banking operations, as net income from our real estate investment activities declined from $3.0 million in the third quarter of 1999 to $2.2 million in the current quarter. Net income from our banking operations increased $10.5 million or 77.8% to $24.1 million reflecting the following:

     o Net interest income increased $15.9 million or 31.1% due to an increase in average earning assets as our effective interest rate spread declined.
     o Operating expense declined $3.3 million due to the sale of our indirect auto finance subsidiary and lower costs associated with residential lending activities.
     o    Provision for loan losses declined by $1.8 million.

These favorable items were partially offset by a $2.6 million decline in other income, as lower net gains/losses on sales of loans and mortgage-backed securities more than offset higher loan and deposit related fees.

     For the first nine months of 2000, our net income totaled $76.3 million or $2.70 per share on a diluted basis. Included in the year-to-date net income was a $5.6 million after-tax gain from the sale of our indirect automobile finance subsidiary in February 2000. Excluding the gain, net income would have been $70.6 million or $2.50 per share on a diluted basis, up 60.7% over the year-ago $44.0 million or $1.56 per share. This adjusted increase primarily reflected higher net income from our banking operations.

     For the third quarter of 2000, our return on average assets was 1.01% and our return on average equity was 17.88%. For the first nine months of 2000, our return on average assets was 1.01% and return on average equity was 17.96%. Excluding the gain on our subsidiary sale from the first nine months, our return on average assets would have been 0.93%, while our return on average equity would have been 16.63%.

     At September 30, 2000, our assets totaled $10.4 billion, up $1.9 billion or 22.0% from a year ago and up $1.0 billion or 10.2% from year-end 1999. Our single family loan originations totaled $869 million in the third quarter of 2000, down 56.5% from the $1.996 billion we originated in the third quarter of 1999. Of the current quarter total, $387 million represented originations of loans for portfolio, of which $42 million represented subprime credits. In addition to single family loans, we originated $82 million of other loans in the quarter.

     Between third quarters, we funded our asset growth with a $1.4 billion or 21.9% increase in deposits and a $375 million increase in borrowings. At quarter-end, our deposits totaled $7.7 billion. Three new in-store branches were opened during the quarter, bringing our total branches at quarter end to 107, of which 43 are in-store. A year ago, branches totaled 103, of which 40 were in-store.

     Our non-performing assets increased $4 million during the quarter to $50 million or 0.48% of total assets. The increase was primarily due to a rise in residential non-performers of which $2 million was in the subprime category.

     At September 30, 2000, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 6.56% and a risk-based capital ratio of 13.11%. These capital levels were substantially above the "well capitalized" standards defined by regulation of 5.00% for core capital and 10.00% for risk-based capital. During the third quarter, we sold certain real estate investments and were able to reallocate to our banking operations $26 million of capital from our real estate investment activities. Following this reallocation, only $16 million of capital remained invested in real estate activities. Although we experienced no asset growth during the third quarter, we ended the quarter with a substantially increased loan production pipeline that positions us for further asset growth supported by the capital that was reallocated and that being generated from our improved earnings.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Our net interest income totaled $67.2 million in the third quarter of 2000, up $16.2 million or 31.7% from the same period last year. The improvement between third quarters reflected an increase in average earning assets. Our average earning assets increased by $2.7 billion or 35.6% between third quarters to $10.1 billion. Our effective interest rate spread of 2.66% in the current quarter was down from the year-ago level of 2.74%. The decline in the effective interest rate spread primarily reflected a higher proportion of earning assets in the current quarter being funded with higher cost certificates of deposit and borrowings thereby resulting in the cost of funds increasing more rapidly than the yield on earning assets. To a lesser extent, the sale of our indirect auto lending subsidiary also contributed to the decline in the effective interest rate spread as loan yields on that portfolio were higher than the average of the remaining loan portfolio. Although our effective interest rate spread was below the year-ago level, it was above the second quarter 2000 level of 2.56%, as our adjustable rate mortgage loans repriced more rapidly than our cost of funds. For the first nine months of 2000, our net interest income totaled $193.5 million, up $42.3 million or 28.0% from a year ago.

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

     The table also sets forth the net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of total deposits, borrowings and capital securities--for the periods indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the quarter using the average of each month's daily average balance during the period indicated.

                                                                        Three Months Ended
                                             ----------------------------------------------------------------------------
                                                      September 30, 2000                  September 30, 1999
                                             ----------------------------------------------------------------------------
                                                                        Average                            Average
                                               Average                  Yield/      Average                Yield/
(Dollars in Thousands)                         Balance      Interest     Rate       Balance     Interest    Rate
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ................................   $ 9,728,972    $198,084     8.14%    $7,194,888    $132,686     7.38%
    Mortgage-backed securities ...........        13,715         224     6.53         24,557         387     6.30
    Investment securities ................       361,046       6,062     6.68        233,609       3,331     5.66
-------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ......    10,103,733     204,370     8.09      7,453,054     136,404     7.32
Non-interest-earning assets ..............       333,522                             327,121
-------------------------------------------------------------------------------------------------------------------------
    Total assets .........................   $10,437,255                          $7,780,175
=========================================================================================================================
Transaction accounts:
    Non-interest-bearing checking ........   $   216,800    $      -     -   %    $  165,596    $      -     -   %
    Interest-bearing checking (1) ........       383,563         882     0.91        340,971         897     1.04
    Money market .........................        87,702         628     2.85         94,423         659     2.77
    Regular passbook .....................       793,046       6,845     3.43        793,664       6,818     3.41
-------------------------------------------------------------------------------------------------------------------------
      Total transaction accounts .........     1,481,111       8,355     2.24      1,394,654       8,374     2.38
Certificates of deposit ..................     5,937,680      90,602     6.07      4,553,025      59,104     5.15
-------------------------------------------------------------------------------------------------------------------------
    Total deposits .......................     7,418,791      98,957     5.31      5,947,679      67,478     4.50
Borrowings ...............................     2,189,570      35,163     6.39      1,154,230      15,576     5.35
Capital securities .......................       120,000       3,040    10.14         91,613       2,307    10.14
-------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and capital
      securities .........................     9,728,361     137,160     5.61      7,193,522      85,361     4.71
Other liabilities ........................       119,577                              78,660
Stockholders' equity .....................       589,317                             507,993
-------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders'
      equity .............................   $10,437,255                          $7,780,175
=========================================================================================================================
Net interest income/interest rate spread .                  $ 67,210     2.48%                  $ 51,043     2.61%
Excess of interest-earning assets over
    deposits, borrowings and capital
    securities ...........................   $   375,372                          $  259,532
Effective interest rate spread ...........                               2.66                                2.74
=========================================================================================================================

                                                                         Nine Months Ended
                                            -----------------------------------------------------------------------------
                                                      September 30, 2000                  September 30, 1999
                                            -----------------------------------------------------------------------------
                                                                        Average                            Average
                                              Average                   Yield/      Average                Yield/
                                              Balance       Interest     Rate       Balance     Interest    Rate
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ................................   $ 9,418,857    $557,202     7.89%    $6,452,253    $362,235     7.49%
    Mortgage-backed securities ...........        17,518         876     6.67         27,593       1,274     6.16
    Investment securities ................       335,471      16,507     6.57        217,843       8,998     5.52
-------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets ......     9,771,846     574,585     7.84      6,697,689     372,507     7.42
Non-interest-earning assets ..............       339,743                             298,211
-------------------------------------------------------------------------------------------------------------------------
    Total assets .........................   $10,111,589                          $6,995,900
=========================================================================================================================
Transaction accounts:
    Non-interest-bearing checking ........   $   202,844    $      -     -   %    $  160,000    $      -     -   %
    Interest-bearing checking (1) ........       379,592       2,741     0.96        328,631       2,581     1.05
    Money market .........................        89,675       1,908     2.84         95,298       1,971     2.77
    Regular passbook .....................       806,779      21,271     3.52        750,565      19,058     3.39
-------------------------------------------------------------------------------------------------------------------------
      Total transaction accounts .........     1,478,890      25,920     2.34      1,334,494      23,610     2.37
Certificates of deposit ..................     5,621,411     244,489     5.81      4,111,538     157,441     5.12
-------------------------------------------------------------------------------------------------------------------------
    Total deposits .......................     7,100,301     270,409     5.09      5,446,032     181,051     4.44
Borrowings ...............................     2,219,932     101,516     6.11        955,314      37,953     5.31
Capital securities .......................       120,000       9,122    10.14         30,538       2,307    10.14
-------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and capital
      securities .........................     9,440,233     381,047     5.39      6,431,884     221,311     4.60
Other liabilities ........................       105,137                              68,286
Stockholders' equity .....................       566,219                             495,730
-------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders'
      equity .............................   $10,111,589                          $6,995,900
=========================================================================================================================
Net interest income/interest rate spread .                  $193,538     2.45%                  $151,196     2.82%
Excess of interest-earning assets over
    deposits, borrowings and capital
    securities ...........................   $   331,613                          $  265,805
Effective interest rate spread ...........                               2.64                                3.01
=========================================================================================================================

(1) Includes amounts swept into money market deposit accounts.

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

                                                     Three Months Ended                            Nine Months Ended
                                        --------------------------------------------------------------------------------------------
                                        September 30, 2000 Versus September 30, 1999  September 30, 2000 Versus September 30, 1999
                                                      Changes Due To                                Changes Due To
                                        --------------------------------------------------------------------------------------------
                                                                  Rate/                                         Rate/
(In Thousands)                             Volume      Rate      Volume      Net         Volume      Rate      Volume      Net
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans ..............................   $46,869    $13,703    $4,826     $65,398      $176,021   $ 12,979   $ 5,967    $194,967
   Mortgage-backed securities .........      (171)        14        (6)       (163)         (465)       106       (39)       (398)
   Investment securities ..............     1,808        597       326       2,731         4,884      1,705       920       7,509
------------------------------------------------------------------------------------------------------------------------------------
     Change in interest income ........    48,506     14,314     5,146      67,966       180,440     14,790     6,848     202,078
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Transaction accounts:
     Interest-bearing checking (1) ....       109       (110)      (14)        (15)          403       (210)      (33)        160
     Money market .....................       (49)        19        (1)        (31)         (115)        55        (3)        (63)
     Regular passbook .................        (5)        32         -          27         1,452        708        53       2,213
------------------------------------------------------------------------------------------------------------------------------------
       Total transaction accounts .....        55        (59)      (15)        (19)        1,740        553        17       2,310
   Certificates of deposit ............    17,833     10,478     3,187      31,498        58,008     21,240     7,800      87,048
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits ..    17,888     10,419     3,172      31,479        59,748     21,793     7,817      89,358
   Borrowings .........................    13,903      2,997     2,687      19,587        50,268      5,721     7,574      63,563
   Capital securities .................       733          -         -         733         6,815          -         -       6,815
------------------------------------------------------------------------------------------------------------------------------------
     Change in interest expense .......    32,524     13,416     5,859      51,799       116,831     27,514    15,391     159,736
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income .........   $15,982    $   898    $ (713)    $16,167      $ 63,609   $(12,724)  $(8,543)   $ 42,342
====================================================================================================================================

(1) Includes amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $1.0 million in the current quarter, down from $2.8 million in the year-ago quarter. For information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 27.

OTHER INCOME

     Our other income was $12.1 million in the third quarter of 2000, down $4.2 million from a year ago. The decline was primarily in the categories of net gains/losses on sales of loans and mortgage-backed securities and income from real estate held for investment. For the current quarter, a net loss of $0.3 million was recorded on sales of loans and mortgage-backed securities, compared to a net gain of $4.4 million in the year-ago period. The current period result was due to a conversion to a new loan origination system that temporarily affected the hedge position against our loans held for sale. By quarter end, adequate hedging had been resumed. Income from real estate held for investment declined by $1.7 million, as net gains on sales and declines in valuation allowances totaled $3.3 million, compared to $4.2 million in the year-ago quarter. Also contributing to the decline in income from real estate held for investment was a lower level of net rental income due to fewer properties being owned. Partially offsetting those declines was a $2.6 million increase in loan and deposit related fees reflecting increases of $1.7 million in loan prepayment fees and $0.8 million in automated teller machine fees. For the first nine months of 2000, total other income was $43.0 million, up $2.1 million from a year ago of which $9.8 million was attributable to the pre-tax gain from the sale of the indirect auto finance subsidiary.

     The following table presents a breakdown of the key components comprising income from real estate and joint venture operations for the periods indicated.

                                                                              Three Months Ended
                                                  ---------------------------------------------------------------------------
                                                  September 30,     June 30,      March 31,     December 31,  September 30,
(In Thousands)                                         2000           2000           2000           1999           1999
-----------------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ........    $  422           $   866          $  975         $  772         $  975
   Equity in net income (loss) from joint
     ventures ................................     1,531             1,147             377          4,333            (36)
   Interest from joint venture advances ......       215               200             272            271            593
-----------------------------------------------------------------------------------------------------------------------------
     Total operations, net ...................     2,168             2,213           1,624          5,376          1,532
Net gains on sales of wholly owned real estate     1,257                 -           1,421          3,969          1,037
(Provision for) reduction of  losses on real
   estate and joint ventures .................       600            (1,473)             43            292          3,162
-----------------------------------------------------------------------------------------------------------------------------
Income from real estate and joint venture
   operations ................................    $4,025           $   740          $3,088         $9,637         $5,731
=============================================================================================================================

OPERATING EXPENSE

     Operating expense totaled $32.5 million in the current quarter, down $3.3 million from the third quarter of 1999. The decrease was due to lower general and administrative costs which declined by $3.8 million or 10.5%. That decline was primarily due to the sale of our indirect auto finance subsidiary and lower costs associated with our residential lending activities. For the first nine months of 2000, operating expenses totaled $101.1 million, down $6.7 million from the same period of 1999.

PROVISION FOR INCOME TAXES

     Income taxes for the current quarter totaled $19.5 million, resulting in an effective tax rate of 42.5%, compared to $12.1 million and 42.2% for the like quarter of a year ago. For the first nine months of 2000, our effective tax rate was 42.5%, compared to 42.4% for the same period of 1999. For further information regarding income taxes, see Notes to Consolidated Financial Statements--Note (4) - Income Taxes on page 7.

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

                                                                     Three Months Ended
                                       --------------------------------------------------------------------------------
                                       September 30,    June 30,       March 31,      December 31,     September 30,
(In Thousands)                             2000           2000           2000             1999             1999
-----------------------------------------------------------------------------------------------------------------------
Banking net income ..............        $24,080         $22,237        $25,767         $14,520          $13,545
Real estate investment net income          2,258             245          1,669           5,316            3,017
-----------------------------------------------------------------------------------------------------------------------
   Total net income .............        $26,338         $22,482        $27,436         $19,836          $16,562
=======================================================================================================================
                                                                                     Nine Months Ended September 30,
                                                                                    -----------------------------------
                                                                                          2000             1999
-----------------------------------------------------------------------------------------------------------------------
Banking net income ..............                                                       $72,084          $39,276
Real estate investment net income                                                         4,172            4,692
-----------------------------------------------------------------------------------------------------------------------
   Total net income .............                                                       $76,256          $43,968
=======================================================================================================================

Banking

     Net income from our banking operations for the third quarter of 2000 totaled $24.1 million, up 77.8% from $13.5 million in the third quarter of 1999.

     The increase between third quarters primarily reflected higher net interest income. Net interest income increased $15.9 million or 31.1% due to an increase in our average earning assets as our effective interest rate spread declined. Also favorably impacting our banking net income were decreases of $3.3 million in operating expense and $1.8 million in provision for loan losses. These favorable items were partially offset by a decline of $2.6 million in all other income. The decline in all other income was primarily due to lower net gains/losses on sales of loans and mortgage-backed securities which more than offset higher loan and deposit related fees.

     The table below sets forth our banking operational results and selected financial data for the periods indicated.

                                                                       Three Months Ended
                                          ----------------------------------------------------------------------------
                                           September 30,     June 30,       March 31,     December 31,  September 30,
(In Thousands)                                  2000           2000           2000            1999           1999
----------------------------------------------------------------------------------------------------------------------
Net interest income ...................   $    67,137    $    63,501     $   62,715      $   56,374     $   51,220
Provision for loan losses .............         1,007            942            791           3,253          2,838
Other income:
   Gain on sale of subsidiary .........             -              -          9,762               -              -
   All other ..........................         7,953          8,640          8,585           8,734         10,503
Operating expense .....................        32,216         32,558         35,484          36,639         35,491
Net intercompany income ...............            83            107            108             107            102
----------------------------------------------------------------------------------------------------------------------
Income before income taxes ............        41,950         38,748         44,895          25,323         23,496
Income taxes ..........................        17,870         16,511         19,128          10,803          9,951
----------------------------------------------------------------------------------------------------------------------
   Net income (1) .....................   $    24,080    $    22,237     $   25,767      $   14,520     $   13,545
======================================================================================================================
AT PERIOD END:
Assets:
   Loans and mortgage-backed securities   $ 9,646,741    $ 9,787,661     $9,280,629      $8,746,063     $7,900,601
   Other ..............................       715,933        683,771        672,124         654,745        578,871
----------------------------------------------------------------------------------------------------------------------
     Total assets .....................    10,362,674     10,471,432      9,952,753       9,400,808      8,479,472
----------------------------------------------------------------------------------------------------------------------
Equity ................................   $   602,624    $   577,496     $  556,851      $  532,418     $  515,945
======================================================================================================================

(1) Included in the quarter ending March 31, 2000 was a $5.6 million after-tax gain related to the sale of subsidiary.

     For the first nine months of 2000, our net income from banking totaled $72.1 million, up $32.8 million from the same period a year ago. The increase between first nine-month periods included the $5.6 million after-tax gain from the previously mentioned sale of our indirect auto finance subsidiary. Excluding the gain, net income from our banking operations would have been $66.5 million, up $27.2 million or 69.2% from a year ago.

     The table below sets forth our banking operational results for the periods indicated.

                                 Nine Months Ended September 30,
                               -----------------------------------
(In Thousands)                        2000              1999
------------------------------------------------------------------
Net interest income .........       $193,353          $151,410
Provision for loan losses ...          2,740             8,017
Other income:
   Gain on sale of subsidiary          9,762                 -
   All other ................         25,178            31,021
Operating expense ...........        100,258           106,442
Net intercompany income .....            298               286
------------------------------------------------------------------
Income before income taxes ..        125,593            68,258
Income taxes ................         53,509            28,982
------------------------------------------------------------------
   Net income (1) ...........       $ 72,084          $ 39,276
==================================================================

(1) Included in the current year was a $5.6 million after-tax gain related to the sale of subsidiary.

Real Estate Investment

     Net income from our real estate investment operations totaled $2.2 million in the third quarter of 2000, down from $3.0 million in the year-ago quarter. The decline was primarily attributed to lower net gains on sales and declines in valuation allowances that totaled $3.3 million in the current quarter compared to $4.2 million in the year-ago quarter. Also contributing to the decline in income from real estate held for investment was a lower level of net rental income due to fewer properties being owned.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                   Three Months Ended
                                       ----------------------------------------------------------------------------
                                       September 30,     June 30,       March 31,     December 31,  September 30,
(In Thousands)                              2000           2000           2000            1999           1999
-------------------------------------------------------------------------------------------------------------------
Net interest income (expense) .........   $    73        $    64        $    48         $   (92)       $  (177)
Other income ..........................     4,112            827          3,130           9,672          5,768
Operating expense .....................       260            366            241             453            314
Net intercompany expense ..............        83            107            108             107            102
-------------------------------------------------------------------------------------------------------------------
Income before income taxes ............     3,842            418          2,829           9,020          5,175
Income taxes ..........................     1,584            173          1,160           3,704          2,158
-------------------------------------------------------------------------------------------------------------------
   Net income .........................   $ 2,258        $   245        $ 1,669         $ 5,316        $ 3,017
-------------------------------------------------------------------------------------------------------------------
AT PERIOD END:
Assets:
   Investments in real estate and joint
     ventures .........................   $15,851        $39,256        $40,571         $42,172        $54,036
   Other ..............................     6,347          7,655          7,193           7,399         13,204
-------------------------------------------------------------------------------------------------------------------
     Total assets .....................    22,198         46,911         47,764          49,571         67,240
-------------------------------------------------------------------------------------------------------------------
Equity ................................   $17,659        $41,753        $41,508         $42,839        $46,023
===================================================================================================================

     Our investment in real estate and joint ventures amounted to $16 million at September 30, 2000, compared to $42 million at December 31, 1999 and $54 million at September 30, 1999. During the third quarter, we sold certain real estate investments that enabled us to reallocate $26 million of capital allocated to real estate investment to our banking operations.

     For the first nine months of 2000, our net income from real estate investment operations totaled $4.2 million, down from $4.7 million for the same period a year ago. The decrease primarily reflects a lower level of net gains from sales of real estate investments, partially offset by lower operating expenses and higher net interest income.

     The table below sets forth our real estate investment operational results for the periods indicated.

                                 Nine Months Ended September 30,
                               -----------------------------------
(In Thousands)                        2000              1999
------------------------------------------------------------------
Net interest income (expense)       $  185            $ (214)
Other income ................        8,069             9,851
Operating expense ...........          867             1,341
Net intercompany expense ....          298               286
------------------------------------------------------------------
Income before income taxes ..        7,089             8,010
Income taxes ................        2,917             3,318
------------------------------------------------------------------
   Net income ...............       $4,172            $4,692
==================================================================

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 27.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, decreased $141 million during the third quarter to a total of $9.6 billion or 93.1% of assets at September 30, 2000. The decrease primarily occurred in the single family loans we hold for investment which decreased $92 million or 1.0% during the quarter. Of that decrease, $43 million represented subprime loans.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                         Three Months Ended
                                             ----------------------------------------------------------------------------
                                             September 30,     June 30,       March 31,     December 31,  September 30,
(In Thousands)                                    2000           2000           2000            1999           1999
-------------------------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential, one-to-four units:
     Adjustable ..........................     $382,828       $  842,899    $1,126,995      $1,207,517     $1,571,163
     Fixed ...............................        3,896            4,192         3,860           3,269          4,920
   Other .................................       82,343           40,554        72,731         126,756        136,173
-------------------------------------------------------------------------------------------------------------------------
     Total loans originated for investment      469,067          887,645     1,203,586       1,337,542      1,712,256
Loans originated for sale (1) ............      482,595          542,983       367,916         343,603        420,389
-------------------------------------------------------------------------------------------------------------------------
   Total loans originated ................     $951,662       $1,430,628    $1,571,502      $1,681,145     $2,132,645
=========================================================================================================================

(1)    One-to-four unit residential loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled $869 million in the third quarter of 2000, of which $387 million were for portfolio and $482 million were for sale. This was 37.5% lower than the $1.390 billion we originated in the second quarter of 2000 and 56.5% lower than the $1.996 billion we originated in the year-ago third quarter. Of the current quarter originations for portfolio, $42 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 35% of our residential one-to-four unit originations represented refinancing transactions. This is similar to the previous quarter level but down from 59% in the year-ago third quarter. In addition to single family loans, we originated $82 million of other loans in the current quarter.

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

     At September 30, 2000, $6.4 billion of the adjustable rate mortgages in our loan portfolio were subject to negative amortization of which $127 million represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $617 million of loans in the third quarter of 2000, compared to $467 million in the previous quarter and $624 million in the third quarter of 1999. All were secured by residential one-to-four unit property and at September 30, 2000, loans held for sale totaled $167 million.

     At September 30, 2000, we had commitments to fund loans amounting to $590 million, of which $205 million were one-to-four unit residential loans being originated for sale in the secondary market, as well as undrawn lines of credit of $92 million and loans in process of $64 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                 Three Months Ended
                                                         -------------------------------------------------------------------
                                                         September 30,  June 30,     March 31,   December 31,  September 30,
(In Thousands)                                               2000         2000          2000         1999          1999
----------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
    Residential one-to-four units:
      Adjustable ......................................  $ 339,983    $ 781,444    $1,034,226    $  883,056   $1,180,474
      Adjustable - subprime ...........................     41,982       61,455        81,559       303,677      384,856
----------------------------------------------------------------------------------------------------------------------------
        Total adjustable ..............................    381,965      842,899     1,115,785     1,186,733    1,565,330
      Fixed ...........................................      3,629          716         2,510         1,587          907
      Fixed - subprime ................................          -            -             -         1,653        3,840
    Residential five or more units:
      Adjustable ......................................          -            -             -           247            -
      Fixed ...........................................        515            -             -             -            -
----------------------------------------------------------------------------------------------------------------------------
        Total residential .............................    386,109      843,615     1,118,295     1,190,220    1,570,077
    Commercial real estate ............................     22,500            -         1,220             -          750
    Construction ......................................     35,493       15,658        16,412        27,346       46,128
    Land ..............................................      1,025          155         5,565        18,820            -
   Non-mortgage:
    Commercial ........................................      4,850        6,060           565         7,895        7,850
    Automobile ........................................      6,135        6,744        39,255        56,484       66,550
    Other consumer ....................................     10,770       11,937         9,714        15,704       14,895
----------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..........................    466,882      884,169     1,191,026     1,316,469    1,706,250
Real estate loans purchased:
   One-to-four units ..................................        631        3,476         4,670         9,879        4,028
   One-to-four units - subprime .......................        499            -         7,890        10,934        1,978
   Other (1) ..........................................      1,055            -             -           260            -
----------------------------------------------------------------------------------------------------------------------------
    Total loans originated and purchased ..............    469,067      887,645     1,203,586     1,337,542    1,712,256
Loan repayments .......................................   (485,831)    (496,561)     (378,211)     (439,238)    (443,503)
Other net changes (2) .................................    (65,442)      54,562      (309,620)       24,084      (35,096)
----------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment    (82,206)     445,646       515,755       922,388    1,233,657
----------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans .............................    469,101      518,457       319,556       329,731      420,389
   Originated whole loans - subprime ..................     13,494       24,526        48,360        13,872            -
   Loans transferred from (to) the investment portfolio     83,164      (11,475)      (14,951)       (5,711)      55,138
   Originated whole loans sold ........................   (330,306)    (165,031)     (116,970)     (228,746)    (313,589)
   Loans exchanged for mortgage-backed securities .....   (286,339)    (302,362)     (213,981)     (179,031)    (310,096)
   Other net changes ..................................     (2,957)      (1,213)         (302)       (5,177)        (827)
----------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans held for sale ....    (53,843)      62,902        21,712       (75,062)    (148,985)
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .....................    286,339      302,362       213,981       179,031      310,096
   Sold ...............................................   (289,542)    (302,362)     (215,547)     (179,031)    (310,096)
   Repayments .........................................     (1,759)      (1,559)       (1,254)       (1,532)      (2,300)
   Other net changes ..................................         91           43           (81)         (332)         100
----------------------------------------------------------------------------------------------------------------------------
    Net decrease in mortgage-backed securities
     available for sale ...............................     (4,871)      (1,516)       (2,901)       (1,864)      (2,200)
----------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in loans and
     mortgage-backed securities held for sale and
     available for sale ...............................    (58,714)      61,386        18,811       (76,926)    (151,185)
----------------------------------------------------------------------------------------------------------------------------
    Total net increase (decrease) in loans and
     mortgage-backed securities .......................  $(140,920)   $ 507,032    $  534,566    $  845,462   $1,082,472
============================================================================================================================

(1) Includes one construction loan for the three months ended September 30, 2000, and one five or more unit residential loan for the three months ended December 31, 1999.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or transferred from (to) the held for sale portfolio and interest capitalized on loans (negative amortization). Also included in the three months ended March 31, 2000 was $367 million of net automobile loans sold as part of the sale of subsidiary.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolios at the dates indicated.

                                                       September 30,   June 30,      March 31,   December 31,   September 30,
(In Thousands)                                             2000          2000          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential one-to-four units:
        Adjustable ...............................     $6,922,891    $6,956,084    $6,461,852    $5,644,883    $4,984,300
        Adjustable - subprime ....................      1,634,342     1,676,546     1,680,205     1,620,624     1,354,771
        Fixed ....................................        470,384       486,323       500,132       510,516       532,934
        Fixed - subprime .........................         18,120        18,806        19,751        18,777        18,027
------------------------------------------------------------------------------------------------------------------------------
           Total one-to-four units ...............      9,045,737     9,137,759     8,661,940     7,794,800     6,890,032
      Residential five or more units:
        Adjustable ...............................         14,284        14,917        15,254        15,889        18,301
        Fixed ....................................          5,444         4,983         5,038         5,166         5,243
      Commercial real estate:
        Adjustable ...............................         36,590        36,838        37,148        37,419        37,647
        Fixed ....................................        127,715       110,914       111,772       110,908       111,265
      Construction ...............................        120,179       121,602       147,910       176,487       190,441
      Land .......................................         26,294        37,222        72,139        67,631        61,263
    Non-mortgage:
      Commercial .................................         23,454        24,511        26,922        26,667        27,605
      Automobile (1) .............................         40,303        38,935        35,469       399,789       391,975
      Other consumer .............................         60,362        56,627        52,447        49,344        44,764
------------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment ..........      9,500,362     9,584,308     9,166,039     8,684,100     7,778,536
    Increase (decrease) for:
      Undisbursed loan funds .....................        (72,393)      (77,563)     (103,203)     (125,159)     (136,355)
      Net deferred costs and premiums ............         73,579        76,232        73,787        67,740        59,732
      Allowance for losses .......................        (34,014)      (33,237)      (32,529)      (38,342)      (35,962)
------------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment, net .....      9,467,534     9,549,740     9,104,094     8,588,339     7,665,951
------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale:
      One-to-four units ..........................        163,726       209,248       131,896       122,133        62,635
      One-to-four units - subprime ...............          3,050        11,371        25,821        13,872       148,432
------------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale ................        166,776       220,619       157,717       136,005       211,067
    Mortgage-backed securities available for sale:
      Adjustable .................................          6,240         6,783         7,451         7,700         8,260
      Fixed ......................................          6,191        10,519        11,367        14,019        15,323
------------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities available
         for sale ................................         12,431        17,302        18,818        21,719        23,583
------------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities
         held for sale and available for sale ....        179,207       237,921       176,535       157,724       234,650
------------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities     $9,646,741    $9,787,661    $9,280,629    $8,746,063    $7,900,601
==============================================================================================================================

(1) The decline between March 31, 2000 and December 31, 1999 primarily reflected the sale of subsidiary.

     We carry loans for sale at the lower of cost or market. At September 30, 2000, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     We carry mortgage-backed securities available for sale at fair value which, at September 30, 2000, reflected an unrealized loss of $0.2 million. The current quarter-end unrealized loss, less the associated tax effect, is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At September 30, 2000, our deposits totaled $7.7 billion, up $1.4 billion or 21.9% from the year-ago quarter end and up $1.1 billion or 17.2% from year-end 1999. Compared to the year-ago period, our certificates of deposit increased $1.4 billion or 27.8% and our transaction accounts--i.e., checking, regular passbook and money market--increased $28 million or 1.9%. Within transaction accounts, our total checking accounts (non-interest and interest bearing) increased $72 million or 13.5%. That increase, however, was partially offset by declines in regular passbook and money market accounts, as depositors transferred funds into higher-yielding certificates of deposit.

     The following table sets forth information concerning our deposits and average rates paid at the dates indicated.

                           September 30, 2000     June 30, 2000      March 31, 2000     December 31, 1999  September 30, 1999
                           -----------------------------------------------------------------------------------------------------
                           Weighted            Weighted            Weighted             Weighted            Weighted
                           Average             Average             Average              Average             Average
(Dollars in Thousands)       Rate     Amount     Rate     Amount     Rate      Amount     Rate      Amount    Rate     Amount
--------------------------------------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing
     checking ............   -  %  $  225,442     -  %  $  200,823    -  %  $  215,512     -  %  $  182,165    -  %  $  194,018
   Interest-bearing
     checking (1) ........  0.78      381,596    0.76      377,212   1.00      385,343    1.00      383,973   1.00      341,045
   Money market ..........  2.87       88,505    2.88       85,339   2.88       90,217    2.91       95,947   2.92       96,223
   Regular passbook ......  3.42      776,527    3.43      803,841   3.60      833,648    3.62      827,854   3.42      813,229
--------------------------------------------------------------------------------------------------------------------------------
     Total transaction
      accounts ...........  2.18    1,472,070    2.24    1,467,215   2.39    1,524,720    2.46    1,489,939   2.36    1,444,515
Certificates of deposit:
   Less than 3.00% .......  2.41        7,188    2.48        7,708   2.50        7,946    2.47        8,717   2.49       11,084
   3.00-3.49 .............  3.45           26    3.41            1   3.41            1    3.02           16   3.02           15
   3.50-3.99 .............  3.82            1    3.82            1   3.92          324    3.92        3,786   3.94        2,236
   4.00-4.49 .............  4.23       33,660    4.29       41,648   4.30       80,555    4.32      210,127   4.37      436,442
   4.50-4.99 .............  4.83      162,903    4.81      263,352   4.81      601,590    4.78      939,858   4.78    1,189,830
   5.00-5.99 .............  5.69    2,106,639    5.66    3,011,284   5.61    3,440,320    5.56    3,623,632   5.53    3,138,246
   6.00-6.99 .............  6.58    3,889,166    6.49    2,493,154   6.27    1,305,922    6.07      284,984   6.17       86,490
   7.00 and greater ......  7.02       20,129    7.02        5,146   -               -    7.32        1,702   7.24        2,454
--------------------------------------------------------------------------------------------------------------------------------
     Total certificates of
      deposit ............  6.22    6,219,712    5.96    5,822,294   5.66    5,436,658    5.39    5,072,822   5.25    4,866,797
--------------------------------------------------------------------------------------------------------------------------------
      Total deposits .....  5.44%  $7,691,782    5.22%  $7,289,509   4.95%  $6,961,378    4.72%  $6,562,761   4.59%  $6,311,312
================================================================================================================================

(1) Includes amounts swept into money market deposit accounts.

BORROWINGS

     During the 2000 third quarter, our borrowings decreased $552 million to $1.9 billion, due to a decrease in FHLB advances. This followed an increase of $163 million during the second quarter of 2000.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                              September 30,     June 30,       March 31,     December 31,  September 30,
(Dollars in Thousands)                             2000           2000            2000           1999           1999
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ..........     $1,860,255     $2,411,808      $2,248,964     $2,122,407     $1,477,207
Other borrowings .........................            248            285             329            373          8,501
----------------------------------------------------------------------------------------------------------------------------
   Total borrowings ......................     $1,860,503     $2,412,093      $2,249,293     $2,122,780     $1,485,708
----------------------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
   the period ............................          6.39%          6.11%           5.81%          5.66%          5.35%
Total borrowings as a percentage of total
   assets ................................         17.95          23.02           22.59          22.56          17.48
============================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities, of which $108 million was invested as additional common stock in the Bank. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense including the amortization of deferred issuance costs on our capital securities was $3.0 million for the third quarter of 2000.

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

     The following table sets forth the repricing frequency of our major asset and liability categories as of September 30, 2000, as well as other information regarding the repricing and maturity differences between interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of our assets are subject to limitations, like caps on the amount that interest rates and payments on our loans may adjust. Accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                           September 30, 2000
                                              ------------------------------------------------------------------------------
                                                 Within       7 - 12        2 - 5       6 - 10        Over        Total
(Dollars in Thousands)                          6 Months      Months       Years        Years       10 Years     Balance
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock .(1)  $  160,073   $     3,029    $ 193,314    $      69     $      -  $   356,485
   Loans and mortgage-backed securities:
    Loans secured by real estate:
      Residential:
        Adjustable ......................(2)   8,221,118       282,287      127,755            -            -    8,631,160
        Fixed ...........................(2)     181,076        25,811      162,599      126,825      151,119      647,430
      Commercial real estate ............(2)      45,705        11,488       99,683        2,692        1,749      161,317
      Construction ......................(2)      59,257             -            -            -            -       59,257
      Land ..............................(2)      19,814             9           69          815            -       20,707
    Non-mortgage loans:
      Commercial ........................(2)      14,844             -            -            -            -       14,844
      Consumer ..........................(2)      68,712         7,871       23,012            -            -       99,595
    Mortgage-backed securities ..........(2)      12,431             -            -            -            -       12,431
----------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed
    securities ..........................      8,622,957       327,466      413,118      130,332      152,868    9,646,741
----------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets .......     $8,783,030   $   330,495    $ 606,432    $ 130,401     $152,868  $10,003,226
============================================================================================================================
Transaction accounts:
   Non-interest-bearing checking ........     $  225,442   $         -    $       -    $       -     $      -  $   225,442
   Interest-bearing checking (4) ........(3)     381,596             -            -            -            -      381,596
   Money market .........................(3)      88,505             -            -            -            -       88,505
   Regular passbook .....................(3)     776,527             -            -            -            -      776,527
----------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts ..........      1,472,070             -            -            -            -    1,472,070
Certificates of deposit .................(1)   2,638,753     2,874,176      706,783            -            -    6,219,712
----------------------------------------------------------------------------------------------------------------------------
   Total deposits .......................      4,110,823     2,874,176      706,783            -            -    7,691,782
Borrowings ..............................      1,362,106         8,437       58,960      431,000            -    1,860,503
Capital securities ......................              -             -            -            -      120,000      120,000
----------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and capital
    securities ..........................     $5,472,929   $ 2,882,613    $ 765,743    $ 431,000     $120,000  $ 9,672,285
============================================================================================================================
Excess (shortfall) of interest-earning
 assets over deposits, borrowings and
  capital securities ....................     $3,310,101   $(2,552,118)   $(159,311)   $(300,599)    $ 32,868  $   330,941
Cumulative gap ..........................      3,310,101       757,983      598,672      298,073      330,941
Cumulative gap - as a % of total assets:
   September 30, 2000 ...................          31.93%         7.31%        5.77%        2.88%        3.19%
   December 31, 1999 ....................          21.29         10.20         4.97         1.92         2.35
   September 30, 1999 ...................          24.94          9.15         5.43         2.09         2.70
============================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3)  Subject to immediate repricing.
(4)  Includes amounts swept into money market deposit accounts.

     Our six-month gap at September 30, 2000 was a positive 31.93%. This means that more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 21.29% at December 31, 1999 and 24.94% at September 30, 1999. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended September 30, 2000, we originated and purchased for investment $3.7 billion of adjustable rate loans which represented approximately 96% of all loans we originated and purchased for investment during the period.

     At September 30, 2000, 97% of our interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from 97% at December 31, 1999 but up slightly from 96% at September 30, 1999. At September 30, 2000, loans held for investment and mortgage-backed securities with adjustable interest rates represented 91% of those portfolios. During the third quarter of 2000, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities for originating adjustable rate mortgages and generating fee and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At September 30, 2000, $9.0 billion or 93% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $8.1 billion or 92% at December 31, 1999 and $7.1 billion or 89% at September 30, 1999.

     The following table sets forth on a consolidated basis the interest rate spread on our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                           September 30,     June 30,       March 31,     December 31,  September 30,
                                                2000           2000           2000            1999           1999
------------------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities         8.40%          8.03%          7.70%           7.67%          7.33%
   Federal Home Loan Bank stock .......         5.52           5.52           5.69            5.60           5.24
   Investment securities ..............         6.42           6.35           6.12            6.12           5.85
------------------------------------------------------------------------------------------------------------------------
     Earning assets yield .............         8.32           7.97           7.64            7.62           7.28
------------------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................         5.44           5.22           4.95            4.72           4.59
   Borrowings:
     Federal Home Loan Bank advances ..         6.37           6.31           5.95            5.77           5.45
     Other borrowings .................         7.88           7.88           7.88            7.88           8.68
------------------------------------------------------------------------------------------------------------------------
        Total borrowings ..............         6.37           6.31           5.95            5.99           5.46
   Capital securities .................        10.00          10.00          10.00           10.00          10.00
------------------------------------------------------------------------------------------------------------------------
     Combined funds cost ..............         5.68           5.55           5.25            5.05           4.84
------------------------------------------------------------------------------------------------------------------------
        Interest rate spread ..........         2.64%          2.42%          2.39%           2.57%          2.44%
========================================================================================================================

     The period-end weighted average yield on our loan portfolio increased to 8.40% at September 30, 2000, up from 7.67% at December 31, 1999 and 7.33% at September 30, 1999. At September 30, 2000, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securitites, totaled $8.6 billion with a weighted average rate of 8.38% compared to $7.3 billion with a weighted average rate of 7.52% at December 31, 1999 and $6.4 billlion with a weighted average rate of 7.10% at September 30, 1999.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets increased during the quarter by $4 million to $50 million or 0.48% of total assets. The increase was primarily due to a rise in residential non-performers of which $2 million was in the subprime category. Non-performing assets at quarter end include non-accrual loans aggregating $1.3 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                  September 30,     June 30,      March 31,     December 31,  September 30,
(Dollars in Thousands)                                 2000           2000           2000           1999           1999
-----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ..............     $17,976        $18,692         $15,546        $15,590       $16,318
    Residential one-to-four units - subprime ...      20,389         19,725          15,426         13,914         9,719
    Other ......................................       1,867          1,537           1,479          3,477         3,563
-----------------------------------------------------------------------------------------------------------------------------
      Total non-accrual loans ..................      40,232         39,954          32,451         32,981        29,600
Trouble debt restructure - below market rate (1)         209            210             210              -             -
Real estate acquired in settlement of loans ....       9,161          5,657           7,115          5,899         5,213
Repossessed automobiles ........................           -              -               -            314           335
-----------------------------------------------------------------------------------------------------------------------------
    Total non-performing assets ................     $49,602        $45,821         $39,776        $39,194       $35,148
=============================================================================================================================
Allowance for loan losses (2):
    Amount .....................................     $34,014        $33,237         $32,529        $38,342       $35,962
    As a percentage of non-performing loans ....       84.11%         82.75%          99.60%        116.25%       121.49%
Non-performing assets as a percentage of total
    assets .....................................        0.48           0.44            0.40           0.42          0.41
=============================================================================================================================

(1)  Represents a one-to-four unit residential loan.
(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

Delinquent Loans

     During the 2000 third quarter, our delinquencies as a percentage of total loans outstanding increased from 0.51% to 0.63% and were slightly above the 0.58% at year-end 1999. The increase primarily occurred in loans delinquent 30-59 days within our residential one-to-four units category and our residential one-to-four units subprime category.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                     September 30, 2000                          June 30, 2000
                                          -----------------------------------------------------------------------------------
                                            30-59     60-89      90+                 30-59     60-89       90+
(Dollars in Thousands)                      Days      Days     Days (1)    Total     Days       Days    Days (1)    Total
-----------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...............    $14,970   $3,037     $16,176   $34,183   $ 7,519    $4,970    $14,805   $27,294
     One-to-four units - subprime ....      7,701    5,422      11,911    25,034     6,270     4,590     11,054    21,914
     Five or more units ..............          -        -           -         -         -         -          -         -
   Commercial real estate ............          -        -           -         -         -         -          -         -
   Construction ......................          -        -           -         -         -         -          -         -
   Land ..............................          -        -           -         -         -         -          -         -
-----------------------------------------------------------------------------------------------------------------------------
     Total real estate loans .........     22,671    8,459      28,087    59,217    13,789     9,560     25,859    49,208
Non-mortgage:
   Commercial ........................          -        -           -         -         -         -          -         -
   Automobile ........................        356       50         116       522       158         -          6       164
   Other consumer ....................        200       86         433       719       372        30        208       610
-----------------------------------------------------------------------------------------------------------------------------
     Total loans .....................    $23,227   $8,595     $28,636   $60,458   $14,319    $9,590    $26,073   $49,982
=============================================================================================================================
Delinquencies as a percentage of total
 loans ...............................       0.24%    0.09%       0.30%     0.63%     0.15%     0.10%      0.26%     0.51%
=============================================================================================================================
                                                       March 31, 2000                          December 31, 1999
                                          -----------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...............    $10,388   $4,389     $12,974   $27,751   $ 8,630    $3,889    $12,793   $25,312
     One-to-four units - subprime ....     11,037    3,127       7,092    21,256     7,867     3,069      7,935    18,871
     Five or more units ..............          -        -           -         -         -         -          -         -
   Commercial real estate ............          -        -           -         -         -         -          -         -
   Construction ......................          -        -           -         -         -         -          -         -
   Land ..............................          -        -           -         -         -         -          -         -
-----------------------------------------------------------------------------------------------------------------------------
     Total real estate loans .........     21,425    7,516      20,066    49,007    16,497     6,958     20,728    44,183
Non-mortgage:
   Commercial ........................          -        -           -         -         -         -          -         -
   Automobile ........................        150       33          14       197     4,758       674        717     6,149
   Other consumer ....................        356       44         137       537       679        42        114       835
-----------------------------------------------------------------------------------------------------------------------------
     Total loans .....................    $21,931   $7,593     $20,217   $49,741   $21,934    $7,674    $21,559   $51,167
=============================================================================================================================
Delinquencies as a percentage of total
 loans ...............................       0.23%    0.08%       0.22%     0.53%     0.25%     0.09%      0.24%     0.58%
=============================================================================================================================
                                                     September 30, 1999
                                          -----------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...............    $11,306   $3,441     $12,804   $27,551
     One-to-four units - subprime ....      3,669    3,278       3,697    10,644
     Five or more units ..............          -        -           -         -
   Commercial real estate ............          -        -           -         -
   Construction ......................          -        -           -         -
   Land ..............................          -        -           -         -
-----------------------------------------------------------------------------------
     Total real estate loans .........     14,975    6,719      16,501    38,195
Non-mortgage:
   Commercial ........................          -        -           -         -
   Automobile ........................      4,548      367         571     5,486
   Other consumer ....................        161       33         175       369
-----------------------------------------------------------------------------------
     Total loans .....................    $19,684   $7,119     $17,247   $44,050
===================================================================================
Delinquencies as a percentage of total
 loans ...............................       0.25%    0.09%       0.21%     0.55%
===================================================================================

(1) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Allowance for Losses on Loans and Real Estate

     We maintain valuation allowances for losses on loans and real estate to provide for losses inherent in those portfolios. The adequacy of the allowance is evaluated quarterly by management to maintain the allowance at levels sufficient to provide for inherent losses. We adhere to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate allowance to cover asset losses. The amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine the net fair value of the asset exceeds our carrying value, a specific allowance is recorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

     Allowances for losses on all assets were $37 million at September 30, 2000, $41 million at December 31, 1999 and $39 million at September 30, 1999.

     Our provision for loan losses was $1.0 million in the current quarter and exceeded net loan charge-offs by $0.8 million resulting in an increase in the allowance for loan losses to $34.0 million at September 30, 2000. The current quarter allowance increase reflected an increase of $0.7 million in general valuation allowances to $26.9 million due to changes in the residential loan and commercial real estate loan portfolios, while allocated allowances increased $0.1 million to $4.3 million due primarily to an increase in loans classified loss. There was no change in the unallocated allowance of $2.8 million. Since year-end 1999, our allowance for loan losses declined by $4.3 million. General valuation allowances declined by $5.5 million associated with the sale of the indirect auto finance subsidiary which more than offset an increase related to changes in residential loans. Allocated allowances declined by $0.6 million of which $0.3 million was associated with the subsidiary sale with the remainder associated with a decline in loans classified substandard.

     The following table is a summary of the activity of our allowance for loan losses during the periods indicated.

                                                               Three Months Ended
                                   ----------------------------------------------------------------------------
                                   September 30,     June 30,       March 31,     December 31,  September 30,
(In Thousands)                          2000           2000           2000            1999           1999
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period          $33,237        $32,529        $38,342         $35,962        $34,345
Provision ....................            1,007            942            791           3,253          2,838
Charge-offs ..................             (234)          (237)          (932)         (1,312)        (1,423)
Recoveries ...................                4              3            139             439            202
Transfers (1) ................                -              -         (5,811)              -              -
---------------------------------------------------------------------------------------------------------------
Balance at end of period .....          $34,014        $33,237        $32,529         $38,342        $35,962
===============================================================================================================

(1)  Reduction in first quarter 2000 due to the sale of subsidiary.

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                     September 30, 2000               June 30, 2000                  March 31, 2000
                               ----------------------------------------------------------------------------------------------
                                           Gross    Allowance             Gross    Allowance              Gross    Allowance
                                            Loan    Percentage             Loan    Percentage             Loan     Percentage
                                         Portfolio   To Loan            Portfolio   to Loan             Portfolio   to Loan
(Dollars in Thousands)         Allowance  Balance    Balance  Allowance  Balance    Balance  Allowance   Balance    Balance
-----------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $15,143  $7,393,275    0.20%   $14,622  $7,442,407    0.20%   $14,120   $6,961,984    0.20%
     One-to-four units -
       subprime .............     9,946   1,652,462    0.60      9,862   1,695,352    0.58      9,036    1,699,956    0.53
     Five or more units .....       148      19,728    0.75        175      19,900    0.88        178       20,292    0.88
   Commercial real estate ...     2,930     164,305    1.78      2,690     147,752    1.82      2,634      148,920    1.77
   Construction .............     1,412     120,179    1.17      1,433     121,602    1.18      1,747      147,910    1.18
   Land .....................       325      26,294    1.24        463      37,222    1.24        899       72,139    1.25
Non-mortgage:
   Commercial ...............       287      23,454    1.22        283      24,511    1.15        293       26,922    1.09
   Automobile (1) ...........       234      40,303    0.58        203      38,935    0.52        184       35,469    0.52
   Other consumer ...........       789      60,362    1.31        706      56,627    1.25        638       52,447    1.22
Not specifically allocated ..     2,800           -    -         2,800           -    -         2,800            -    -
-----------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $34,014  $9,500,362    0.36%   $33,237  $9,584,308    0.35%   $32,529   $9,166,039    0.35%
=============================================================================================================================
                                     December 31, 1999               September 30, 1999
                               --------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $12,913  $6,155,399    0.21%   $12,556  $5,517,234    0.23%
     One-to-four units -
       subprime .............     9,876   1,639,401    0.60      6,940   1,372,798    0.51
     Five or more units .....       184      21,055    0.87        276      23,544    1.17
   Commercial real estate ...     2,439     148,327    1.64      2,463     148,912    1.65
   Construction .............     2,075     176,487    1.18      2,242     190,441    1.18
   Land .....................       843      67,631    1.25        764      61,263    1.25
Non-mortgage:
   Commercial ...............       334      26,667    1.25        227      27,605    0.82
   Automobile ...............     6,259     399,789    1.57      7,099     391,975    1.81
   Other consumer ...........       619      49,344    1.25        595      44,764    1.33
Not specifically allocated ..     2,800           -    -         2,800           -    -
---------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $38,342  $8,684,100    0.44%   $35,962  $7,778,536    0.46%
=============================================================================================

(1) The decline between March 31, 2000 and December 31, 1999 primarily reflects the sale of subsidiary.

     At September 30, 2000, the recorded investment in loans for which we recognized impairment totaled $12.9 million. The total allowance for losses related to these loans was $0.8 million. During the third quarter of 2000, total interest recognized on the impaired loan portfolio was $0.5 million, increasing the year-to-date total to $1.5 million.

     A summary of the activity in the allowance for loan losses associated with impaired loans is shown below for the periods indicated. We have recorded reductions due to loan principal payments.

                                                                   Three Months Ended
                                        --------------------------------------------------------------------------
                                        September 30,    June 30,      March 31,     December 31,  September 30,
(In Thousands)                               2000          2000           2000           1999           1999
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period ..           $792          $795          $797            $798           $801
Reduction of impaired loan losses             (1)           (3)           (2)             (1)            (3)
Charge-offs .....................              -             -             -               -              -
Recoveries ......................              -             -             -               -              -
------------------------------------------------------------------------------------------------------------------
Balance at end of period ........           $791          $792          $795            $797           $798
==================================================================================================================

     The following table is a summary of the activity of our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                                Three Months Ended
                                   ----------------------------------------------------------------------------
                                   September 30,     June 30,       March 31,     December 31,  September 30,
(In Thousands)                          2000           2000           2000            1999           1999
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period         $3,561         $2,088         $2,131          $2,435        $ 7,389
Provision (reduction) ........           (600)         1,473            (43)           (292)        (3,162)
Charge-offs ..................              -              -              -             (12)        (1,792)
Recoveries ...................              -              -              -               -              -
---------------------------------------------------------------------------------------------------------------
Balance at end of period .....         $2,961         $3,561         $2,088          $2,131        $ 2,435
===============================================================================================================

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

                                                             Three Months Ended
                                    ----------------------------------------------------------------------------
                                    September 30,     June 30,       March 31,     December 31,  September 30,
(In Thousands)                           2000           2000           2000            1999           1999
----------------------------------------------------------------------------------------------------------------
Balance at beginning of period         $   -          $   -           $  -            $  -          $ 509
Provision (reduction) ........           107            154             74              56           (136)
Charge-offs ..................          (107)          (154)           (74)            (56)          (373)
----------------------------------------------------------------------------------------------------------------
Balance at end of period .....         $   -          $   -           $  -            $  -          $   -
================================================================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our primary sources of funds generated in the third quarter of 2000 were from:

     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $461 million;
     o    a net increase in deposits of $402 million; and
     o    a net decrease in loans held for sale of $54 million.

     We used these funds to paydown our borrowings by $552 million and to originate loans held for investment of $439 million.

     At September 30, 2000, the Bank's ratio of regulatory liquidity was 4.9%, compared to 4.2% at December 31, 1999 and 4.1% at September 30, 1999.

     Stockholders' equity totaled $603 million at September 30, 2000, up from $532 million at December 31, 1999 and $516 million at September 30, 1999.

     Downey currently has liquid assets, including due from Bank--interest bearing balances, of $17 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

REGULATORY CAPITAL COMPLIANCE

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of September 30, 2000. During the quarter, the net investment in our real estate subsidiary was reduced by $26 million due to sales of certain real estate investments thereby increasing regulatory capital by that amount in addition to retained earnings. Our core and tangible capital ratios were 6.56% and our risk-based capital ratio was 13.11%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

                                                   Tangible Capital           Core Capital          Risk-Based Capital
                                                 ----------------------   ----------------------   ----------------------
(Dollars in Thousands)                             Amount     Ratio         Amount     Ratio         Amount     Ratio
-------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .........................   $702,078                 $702,078                 $702,078
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real
       estate ................................    (16,939)                 (16,939)                 (16,939)
    Goodwill .................................     (3,721)                  (3,721)                  (3,721)
    Non-permitted mortgage servicing rights ..     (4,501)                  (4,501)                  (4,501)
   Additions:
    Unrealized losses on securities available
       for sale ..............................        805                      805                      805
    General loss allowance - investment in DSL
       Service Company .......................        447                      447                      447
    General loan valuation allowances (1) ....          -                        -                   33,725
-------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...........................    678,169    6.56%         678,169     6.56%        711,894    13.11%
Well capitalized requirement .................    155,002    1.50 (2)      516,675     5.00         543,076    10.00 (3)
-------------------------------------------------------------------------------------------------------------------------
Excess .......................................   $523,167    5.06%        $161,494     1.56%       $168,818     3.11%
=========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 12.49%.

CURRENT ACCOUNTING ISSUES

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Although it replaces FASB Statement No. 125, it carries over most of Statement 125's provisions without reconsideration.

     The accounting provisions are effective for fiscal years beginning after March 15, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 15, 2000. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (A) Exhibits

         27    Financial Data Schedule.

     (B) There were no reports on Form 8-K filed for the three months ended September 30, 2000.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              DOWNEY FINANCIAL CORP.



Date:  November 1, 2000                  /s/  Daniel D. Rosenthal
                           ----------------------------------------------------
                                              Daniel D. Rosenthal
                                    President and Chief Executive Officer




Date:  November 1, 2000                  /s/  Thomas E. Prince
                           ----------------------------------------------------
                                              Thomas E. Prince
                           Executive Vice President and Chief Financial Officer