Form 10-K
period 2000-12-31
DOWNEY FINANCIAL CORP
filed 2001-03-07
CIK 935063

================================================================================
                                              SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549
--------------------------------------------------------------------------------
                                                                       FORM 10-K
--------------------------------------------------------------------------------
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

|X| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to
    ______________.
--------------------------------------------------------------------------------
                                                  Commission File Number 1-13578

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

Securities   registered   pursuant   to   Section   12(g)  of  the   Act:   None
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on February 28, 2001, on the New York Stock Exchange was $923,319,826.

     At February 28, 2001, 28,211,048 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 25, 2001 are incorporated by reference in Part III hereof.

================================================================================

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART I
   1.  BUSINESS..........................................................    1
          General........................................................    1
          Banking Activities.............................................    2
            Lending Activities...........................................    2
              Loan and Mortgage-Backed Securities Portfolio..............    3
              Residential Real Estate Lending............................    3
              Secondary Marketing and Loan Servicing Activities..........    5
              Commercial Real Estate and Multi-Family Lending............    6
              Construction Lending.......................................    6
              Commercial Lending.........................................    6
              Consumer Lending...........................................    6
            Investment Activities........................................    7
            Deposit Activities...........................................    7
            Borrowing Activities.........................................    7
            Capital Securities...........................................    8
            Asset/Liability Management...................................    8
            Earnings Spread..............................................    8
            Insurance Agency Activities..................................    9
          Real Estate Investment Activities..............................    9
          Competition....................................................    9
          Employees......................................................   10
          Regulation.....................................................   10
            General......................................................   10
            Regulation of Downey.........................................   10
            Regulation of the Bank.......................................   12
            Regulation of DSL Service Company............................   19
          Taxation.......................................................   20
          Factors That May Affect Future Results.........................   20
   2.  PROPERTIES........................................................   22
          Branches.......................................................   22
          Electronic Data Processing.....................................   22
   3.  LEGAL PROCEEDINGS.................................................   22
   4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS...................   22

PART II
   5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................   23
   6.  SELECTED FINANCIAL DATA...........................................   24
   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................   26
          Overview.......................................................   26
          Results of Operations..........................................   28
             Net Interest Income.........................................   28
             Provision for Loan Losses...................................   30
             Other Income................................................   31
                Loan and Deposit Related Fees............................   31
                Real Estate and Joint Ventures Held for Investment.......   31
                Secondary Marketing Activities ..........................   32
                Other Category...........................................   32

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART II----(CONTINUED)

             Operating Expenses..........................................   32
             Provision for Income Taxes..................................   32
             Business Segment Reporting..................................   33
                Banking..................................................   33
                Real Estate Investment...................................   34
          Financial Condition............................................   35
             Loans and Mortgage-Backed Securities........................   35
             Investment Securities.......................................   38
             Investments in Real Estate and Joint Ventures...............   39
             Deposits....................................................   41
             Borrowings..................................................   43
             Capital Securities..........................................   44
             Asset/Liability Management and Market Risk..................   44
             Problem Loans and Real Estate...............................   48
                Non-Performing Assets....................................   48
                Delinquent Loans.........................................   50
                Allowance for Losses on Loans and Real Estate............   52
             Capital Resources and Liquidity.............................   57
             Regulatory Capital Compliance...............................   58
             Current Accounting Issues...................................   59
             Sale of Subsidiary..........................................   61
   8.  FINANCIAL STATEMENTS..............................................   62
   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES...........................  108

PART III

  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  108
  11.  EXECUTIVE COMPENSATION............................................  108
  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................  108
  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  108

PART IV

  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K....................................................  108
SIGNATURES ................................................................111

PART I

     Certain   matters   discussed   in  this  Annual   Report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding Downey's mission and vision. Downey's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Business--Factors That May Affect Future Results on page 20.

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

     The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2000, it conducts its business through 114 retail deposit branches, including 49 full-service in-store branches. Residential loans are originated by residential loan officers who work out of 46 of the Bank's California retail deposit branches. Residential loan officers also originate residential loans through the Internet from two California call centers. Wholesale loans submitted by mortgage brokers are originated from six California loan origination centers, two of which are located in or by a Bank office.

     The Bank is regulated or affected by the following governmental entities and laws:

     o As a federally chartered savings association, the Bank's activities and investments are generally governed by the Home Owners' Loan Act, as amended, and regulations and policies of the Office of Thrift Supervision (the "OTS").

     o The Bank and Downey are subject to the primary regulatory and supervisory jurisdiction of the OTS.

     o As a federally insured depository institution, the Bank is regulated and supervised by the Federal Deposit Insurance Corporation (the "FDIC") with respect to some of its activities and investments.

     o The Bank is a member of the Federal Home Loan Bank (the "FHLB") of San Francisco, which is one of the 12 regional banks for federally insured depository institutions comprising the Federal Home Loan Bank System.

     o    The  Bank's   savings   deposits  are  insured   through  the  Savings
          Association Insurance Fund ("SAIF") of the FDIC, an instrumentality of the United States government.

     o The Bank is regulated by the Federal Reserve with respect to reserves the Bank is required to maintain against deposits and other matters.

     General economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities significantly influence our operations. Additionally, interest rates on competing investments and general market interest rates influence our deposit flows and the costs we incur on interest-bearing liabilities, which represents our cost of funds. Similarly, market interest rates and other factors that affect the supply of and demand for housing and the availability of funds affect our loan volume and our yields on loans and mortgage-backed securities.

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

     o gains on sales of our loans, investment securities and mortgage-backed securities; and

     o income we earn on loans and mortgage-backed securities we service for investors.

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

     o    proceeds from sales of our loans and mortgage-backed securities; and

     o    borrowings and capital securities.

Scheduled payments we receive on our loans and mortgage-backed securities are a relatively stable source of funds. However, the funds we receive from deposits and prepayment of loans and mortgage-backed securities vary widely. Below is a detailed discussion of our banking activities.

LENDING ACTIVITIES

     Historically, our lending activities have primarily emphasized our origination of first mortgage loans secured by residential properties and retail neighborhood shopping centers. To a lesser extent, our lending activities have emphasized our origination of real estate loans secured by multi-family and commercial and industrial properties, including office buildings, land and other properties with income producing capabilities. In addition, we have provided construction loan financing for single family and multi-family residential properties and commercial retail neighborhood shopping center projects. These construction loan financings have included loans to joint ventures, which were being engaged in by DSL Service Company, a wholly owned subsidiary of the Bank, with other participants. We also originate loans to businesses through our commercial banking operations.

     We originate automobile loans directly through our branch network. We also conducted an indirect auto-lending program through our purchase of new or used automobile sales contracts from auto dealers in California and other western states. Downey Auto Finance Corp., a previous wholly owned subsidiary of the Bank, operated this indirect auto-lending program, but was sold in February
2000. For more information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Sale of Subsidiary on page 61.

     Our primary focus will continue to be our origination of:

     o adjustable rate single family mortgage loans, including subprime loans which carry higher interest rates; and

     o    consumer loans.

We will also continue our secondary marketing activities of originating and selling single family loans to various investors.

     For more information, see below under the caption entitled Secondary Marketing and Loan Servicing Activities on page 5. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Loans and Mortgage-Backed Securities on page 35.

LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO

     We carry loans receivable held for investment at cost. Our net loans receivable are adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Our investments in mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of the securities. We carry mortgage-backed securities held to maturity at unpaid principal balances, which are adjusted for unamortized premiums and unearned discounts. We amortize premiums and discounts on mortgage-backed securities by using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

     We identify loans that may be sold before their maturity. In our balance sheets, we classify these as loans held for sale and record them at the lower of amortized cost or market value. We recognize net unrealized losses on these loans, if any, in a valuation allowance by making charges to our income.

     We carry mortgage-backed securities available for sale at fair value. We report net unrealized gains or losses on these securities net of income taxes in stockholders' equity and as a separate component of our other comprehensive income until realized.

     The residential mortgage loans we originate typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgages for our own loan portfolio. We originate fixed rate loans with the intention to sell the majority of them in the secondary market on a non-recourse basis for cash. However, we occasionally originate fixed rate loans for our own portfolio to facilitate the sale of real estate we acquire in settlement of loans or which meet specific yield and other approved guidelines. For more information, see Asset/Liability Management on page 8. In addition, the average term of these fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity due to loan payoffs as a result of home sales or refinancings and prepayments.

RESIDENTIAL REAL ESTATE LENDING

     Our primary lending activity is our origination of mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. We provide these mortgage loans for borrowers to purchase residences or to refinance their existing mortgages at lower rates or upon different terms. Our primary strategy is to originate adjustable rate mortgages for our portfolio of loans we hold for investment. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans in the secondary market, rather than hold them in our portfolio. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans are funded with long-term funds to mitigate interest rate risk. In addition, we originate a small volume of fixed rate loans for our own investment if they meet specific yield and other approved guidelines or to facilitate our sale of real estate acquired in settlement of loans. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

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

Regarding negative amortization, if a loan incurs significant negative amortization, then there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. We currently impose a limit on the amount of negative amortization, so that the principal plus the added amount cannot exceed 110% of the original loan amount. In the past, the limit was 125% on loans with an original loan-to-value ratio of 80% or less. A loan-to-value ratio is the ratio of the principal amount of the loan to the appraised value at origination of the property securing the loan. At year-end 2000, loans with the higher limit on negative amortization represented about one-third of our adjustable rate one-to-four unit residential portfolio. We permit adjustable rate mortgages to be assumed by qualified borrowers.

     During 2000, approximately 87% of our one-to-four unit residential real estate loans were obtained by our wholesale loan representatives but originated through outside mortgage brokers. We pay our wholesale loan representatives on a commission basis. We consider the compensation we pay outside mortgage brokers when we set the overall price of our mortgage loan products. These mortgage brokers do not operate from our offices and are not our employees. Our retail loan account representatives generated approximately 13% of our one-to-four unit residential loans during 2000. We compensate our retail loan account representatives located in our call centers on a salary basis plus a fixed amount per loan they originate. Retail loan account representatives located in our branch offices are compensated on a commission only basis. Retail loan account representatives typically receive loan referrals from real estate agents, builders and customers. Our call centers receive loan referrals from retail advertising and other sources, including over the Internet.

     We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $1 million. Our average loan size, however, is much lower. In 2000, our average loan size was $260,210. We generally make loans with loan-to-value ratios not exceeding 80%. We will make loans with loan-to-value ratios of over 80%, but not exceeding 97% of the value of the property, if the borrower obtains private mortgage insurance to reduce the effective loan-to-value ratio to between 70% to 78%, consistent with secondary marketing requirements. In addition, we require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence.

     In our approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant's ability to repay the loan. Loan underwriters analyze the loan application and the property involved. Qualified appraisers on our staff or outside appraisers establish the value of the collateral through the use of full appraisals or alternative valuation formats that meet regulatory requirements. Appraisal reports prepared by outside appraisers are selectively reviewed by our staff appraisers or by approved fee appraisers. We also obtain information about the applicant's income, financial condition, employment and credit history. Typically, we will verify an applicant's credit information for loans originated by our retail loan representatives. For loans submitted from outside mortgage brokers, we require the mortgage broker to obtain, review and verify the applicant's credit information and employment. In addition, in underwriting and qualifying the loan applicant, we obtain credit information about the applicant and perform other underwriting tests of these broker-originated loans.

     On our adjustable rate mortgages we offer with incentive interest rates, we qualify applicants:

     o    for loan programs with no negative amortization at the higher of:

           o    the initial incentive interest rate; or

           o    the fully indexed interest rate.

     o for loan programs that include negative amortization and are owner occupied, at the minimum qualifying interest rate of 7.50%.

     o for loan programs that include negative amortization and are non-owner occupied, at the minimum qualifying interest rate of 7.75%.

     Late in 1996, we began offering one-to-four unit residential loans to borrowers who have or, in the case of purchases, will have equity in their homes but whose credit rating contains exceptions which preclude them from qualifying for lower or better market interest rates and terms. We refer to these lower grade credits, which we characterize as "A-," "B" and "C" loans, as subprime loans in our loan portfolio. Our subprime loans are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade loans or "A" loans. We believe these lower credit grade borrowers represent an opportunity for us to earn a higher net return for the risks we assume. We have developed specific underwriting guidelines for each classification of subprime credit and qualify these applicants at the fully indexed rate. For further information, see Regulation--Regulation of the Bank--Regulatory Capital Requirements on page 13.

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

     Generally, we use various hedging programs to manage the interest rate risk of our fixed rate mortgage origination process. For further information, see Asset/Liability Management on page 8.

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

In addition, increased levels of servicing activities and the opportunity to offer our other financial services in servicing loans for others can provide us with additional income with minimal additional overhead costs.

     Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale. We calculate gains or losses from our sale as the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights we acquire through either our purchase or origination of mortgage loans we intend to sell with servicing rights retained. We allocate the total cost of the mortgage loans designated for sale to both the mortgage servicing rights and to the mortgage loans without mortgage servicing rights based on their relative fair values. We disclose our mortgage servicing rights in our financial statements and include them as a component of the gain on sale of loans. We recognize impairment losses on the mortgage servicing rights through a valuation allowance and record any associated provision as a component of loan servicing fees. At December 31, 2000, our mortgage servicing rights totaled $41 million.

     We may exchange loans we originate for sale with government agencies for mortgage-backed securities collateralized by these loans. Our cost for the exchange, a monthly guaranty fee, is expressed as a percentage of the unpaid principal balance and is deducted from interest income. We can use the securities we receive to collateralize various types of our borrowings at rates that frequently are more favorable than rates on other types of liabilities and also carry a lower risk-based capital requirement than whole loans. We carry these mortgage-backed securities available for sale at fair value. However, we record no gain or loss on the exchange in our statement of income until the securities are sold to a third party. Before we sell these securities to third parties, we show all changes in fair value as a separate component of stockholders' equity as accumulated other comprehensive income, net of income taxes.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING

     We have provided permanent loans secured by retail neighborhood shopping centers and multi-family properties. Our major loan officers conduct our commercial real estate and multi-family lending activities. We compensate these officers on a salary basis.

     Commercial real estate and multi-family loans generally entail additional risks as compared to single family residential mortgage lending. We subject each loan, including loans to facilitate the sale of real estate we own, to our underwriting standards, which generally include:

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

CONSTRUCTION LENDING

     We have provided construction loan financing for single family and multi-family residential properties and commercial real estate projects, like retail neighborhood shopping centers. Our major loan officers principally originate these loans. We generally make construction loans at floating interest rates based upon the prime or reference rate of a major commercial bank. Generally, we require a loan-to-value ratio of 75% or less on construction lending and we subject each loan to our underwriting standards.

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

CONSUMER LENDING

     Until its sale in February 2000, we originated fixed rate automobile loans through an indirect lending program of Downey Auto Finance Corp. which used preapproved automobile dealers to finance consumer purchases of new and used automobiles. For additional information regarding Downey Auto Finance Corp., see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Sale of Subsidiary on page 61.

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

INVESTMENT ACTIVITIES

     Federal and state regulations require the Bank to maintain a specified minimum amount of liquid assets invested in particular short-term obligations and other securities. For additional information regarding liquidity requirements and the Bank's compliance with the liquidity requirements, see Regulation--Regulation of the Bank--Liquidity Requirements on page 19 and Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Resources and Liquidity on page 57. As a federally chartered savings association, the Bank's ability to make other securities investments is prescribed under the OTS regulations and the Home Owners' Loan Act. The Bank's authorized officers make investment decisions within guidelines established by the Bank's Board of Directors. The Bank manages these investments in an effort to produce the highest yield, while at the same time maintaining safety of principal, minimizing interest rate risk and complying with applicable regulations.

     We carry securities held to maturity at amortized cost. We adjust these costs for amortization of premiums and accretion of discounts, which we recognize as interest income using the interest method. We carry securities available for sale at fair value. We exclude unrealized holding gains and losses, or valuation allowances established for net unrealized losses, from our earnings and report them as a separate component of our stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations. For further information on the composition of our investment portfolio, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Investment Securities on page 38.

DEPOSIT ACTIVITIES

     We prefer to use deposits as our principal source of funds for supporting our lending activities, because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. We traditionally have obtained our savings deposits primarily from areas surrounding the Bank's California branch offices. However, we occasionally raise some retail deposits through Wall Street activities.

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

     In 1996, we began establishing full-service branch facilities in selected supermarket locations throughout California. Each in-store branch offers a full range of financial services including checking and savings accounts as well as residential and consumer loans.

     When consistent with our maintenance of appropriate capital levels, we may consider opportunities to augment our retail branch system and deposit base through our acquisition of selected branches or deposits.

     For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Deposits on page 41.

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

     For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Borrowings on page 43.

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Of the $115 million of net proceeds, we invested $108 million as additional common stock of the Bank thereby increasing the Bank's regulatory core/tangible capital by that same amount. The balance of the net proceeds have been used for general corporate purposes. For further information regarding our capital securities, see Note 19 on page 93 of Notes to Consolidated Financial Statements.

ASSET/LIABILITY MANAGEMENT

     Savings institutions are affected by interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances, other borrowings and capital securities, mature or reprice on a different basis than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net earnings during periods of rising interest rates. One of our principal objectives is to manage the effects of adverse changes in interest rates on our interest income while maintaining our asset quality and an acceptable interest rate spread. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on our assets to increase during periods of rising interest rates, although these loans have contractual limitations on the frequency and extent of interest rate adjustments.

     For further information see Lending Activities on page 2 and Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset/Liability Management and Market Risk on page 44.

EARNINGS SPREAD

     We determine our net interest income or the interest rate spread by calculating the difference between:

     o    the  yield  we  earn  on  our  interest-earning   assets  like  loans,
          mortgage-backed securities and investment securities; and

     o the cost we pay on our interest-bearing liabilities like deposits, borrowings and capital securities.

Our net interest income is also determined by the relative dollar amounts of our interest-earning assets and interest-bearing liabilities.

     Our effective interest rate spread, which reflects the relative level of our interest-earning assets to our interest-bearing liabilities, equals:

     o the difference between interest income on our interest-earning assets and interest expense on our interest-bearing liabilities, divided by

     o    our average interest-earning assets for the period.

     For information regarding our net income and the components thereof and for management's analysis of our financial condition and results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26. For information regarding the return on our assets and other selected financial data see Selected Financial Data on page 24.

INSURANCE AGENCY ACTIVITIES

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

     Before Congress passed the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank conducted real estate development and joint venture operations directly, in addition to operations conducted through DSL Service Company. Since FIRREA, however, the Bank's ability to engage in new real estate development and joint venture activities and to retain its existing real estate investments was curtailed dramatically. In addition, these activities may be economically unfeasible for the Bank because of the capital requirements FIRREA imposes on these activities. FIRREA requires, with some limited exceptions, a savings institution like the Bank to exclude from the Bank's regulatory capital:

     o the Bank's investments in, and extensions of credit to, real estate subsidiaries like DSL Service Company; and

     o the Bank's direct equity investments in real estate development and joint venture operations.

FIRREA also prohibits the Bank from making new investments in real estate development and joint venture operations.

     The Bank is required to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, like DSL Service Company, to the extent of 2% of the association's assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. In addition, "conforming loans" by the Bank to DSL's joint venture partnerships are limited to 50% of the Bank's risk-based capital. "Conforming loans" are those generally limited to 80% of appraised value, bear a market rate of interest and require payments sufficient to amortize the principal balance of the loan. We are in compliance with each of these investment limitations.

     To the extent Downey or a subsidiary of Downey, other than the Bank or its subsidiaries, makes real estate investments, the above-mentioned capital deductions and limitations do not apply as they only pertain to the specific investments by savings associations or their subsidiaries.

     For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Investments in Real Estate and Joint Ventures on page 39.

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

EMPLOYEES

     At December 31, 2000, we had approximately 1,294 full-time employees and 489 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

REGULATION

GENERAL

     Federal and state law extensively regulates savings and loan holding companies and savings associations. This regulation is intended primarily for the protection of our depositors and the SAIF and not for the benefit of our stockholders. In the following information, we describe some of the regulations applicable to us and the Bank. We do not claim this discussion is complete and qualify our discussion in its entirety by reference to applicable statutory or regulatory provisions.

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

     Activities Restrictions. As a savings and loan holding company with only one savings and loan association subsidiary, we generally are not limited by OTS activity restrictions, provided the Bank satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association in the Internal Revenue Code. If we acquire control of another savings association as a separate subsidiary of Downey, we would become a multiple savings and loan holding company. As a multiple savings and loan holding company, our activities, other than the activities of the Bank or any other SAIF-insured savings association, would become subject to restrictions applicable to bank holding companies unless these other savings associations were acquired in a supervisory acquisition and each also satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association. Furthermore, if we were in the future to sell control of the Bank to any other company, such company would not succeed to our grandfathered status as a unitary thrift holding company and would be subject to the same business activity restrictions as a bank holding company. For more information, see Recent Legislation on page 11 and Regulation of the Bank--Qualified Thrift Lender Test on page 15.

     On October 27, 2000, the OTS issued a proposed rule that would require some savings and loan holding companies to notify the OTS 30 days before undertaking certain significant new business activities. As proposed, holding companies would have to give the OTS advance notice of:

     o the incurrence of debt, when combined with all other transactions by the company or any subsidiaries other than the thrift during the past 12 months, increases non-thrift liabilities by 5 percent or more; and non-thrift liabilities, after the debt transaction, equal 50 percent or more of the company's consolidated core capital;

     o an asset acquisition or series of such transactions by the company or non-thrift subsidiary during the past 12 months that involves assets other than cash, cash equivalents and securities or other obligations guaranteed by the U.S. Government and exceeds 15 percent of the company's consolidated assets; and

     o any transaction that, when combined with all other transactions during the past 12 months, reduces the company's capital by 10 percent or more.

     Exempt from the notice requirement would be any holding company with consolidated subsidiary thrift assets of less than 20 percent of total assets or consolidated holding company capital of at least 10 percent. The OTS could object to or conditionally approve an activity or transaction if it finds a material risk to the safety and soundness and stability of the thrift. The review period could be extended an additional 30 days if necessary.

     The OTS proposal also would codify current practices and the factors relevant to a holding company's need for capital. To determine the need for and level of an explicit holding company capital requirement, the OTS will look at overall risk at the thrift and the consolidated entity, their tangible and equity capital, whether the holding company's debt-to-capital ratio is rising, what investments or activities are funded by debt, its cash flow, how much the holding company relies on dividends from its subsidiary thrift to service debt or fulfill other obligations, earnings volatility and the thrift's standing in the corporate structure.

     The comment period for the proposed rule was extended to February 9, 2001. It is not possible at this time to predict the impact of the proposed rule on our financial condition or results of operation.

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

     Recent Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

     o    Section 20, which restricted the affiliation of Federal Reserve member
          banks  with  firms  "engaged   principally"  in  specified  securities
          activities; and

     o Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

     In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, related or incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date. Downey is a grandfathered unitary savings and loan holding company and we may continue to operate under present law as long as we continue to control only the Bank and the Bank continues to meet the qualified thrift lender test.

     We do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies, such as Downey, already possess. Nevertheless, this act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have greater financial resources than we do. In addition, the Financial Services Modernization Act may have an anti-takeover effect because it may tend to limit the range of potential acquirers of Downey to other savings and loan holding companies and Financial Holding Companies.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2000, SAIF members paid within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment.

     The Bank also pays, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 0.0212% of insured deposits toward the retirement of the Financing Corporation bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017.

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

     In August 1995, the OTS indefinitely delayed implementation of its interest rate risk regulation. However, based on the asset/liability structure of the Bank, at December 31, 2000, the Bank would not have been required to deduct an interest rate risk component in calculating its total risk-based capital had OTS's interest rate risk regulation been in effect.

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

     o a savings association is growing, either internally or through acquisitions, at a rate that presents supervisory issues; or

     o a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons, or savings associations with which it has significant business relationships.

The Bank is not required to meet any individual minimum regulatory capital requirement. At December 31, 2000, the Bank's regulatory capital exceeded all minimum regulatory capital requirements.

     As a result of a number of federally insured financial institutions extending their risk selection standards to attract lower credit quality accounts due to their having higher interest rates and fees, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending in March 1999. In addition, expanded guidelines were issued by the agencies on January 31, 2001. Subprime lending involves extending credit to individuals with less than perfect credit histories.

     The agencies' guidelines consider subprime lending a high-risk activity that is unsafe and unsound if the risks associated with subprime lending are not properly controlled. Specifically, the 2001 guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

     o    have subprime assets equal to 25% or higher of Tier 1 capital, or

     o    have  subprime   portfolios   experiencing  rapid  growth  or  adverse
          performance trends, are administered by inexperienced management, or have inadequate or weak controls.

     Our subprime portfolio, pursuant to our definition, represented 250% of Tier 1 capital as of year-end 2000. Any requirement for us to maintain additional regulatory capital as a result of our activities in subprime lending could have an adverse affect on our future prospects and operations and may restrict our ability to grow. If we are unable to comply with any new capital requirements imposed upon regulatory examination, we may be subject to the prompt corrective action regulations of the OTS. Although we believe we maintain appropriate controls and regulatory capital for our subprime activities, we cannot determine whether, or to what extent, additional capital requirements will be imposed on us after periodic examinations by the OTS.

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

     The regulation establishes five categories of capital classification:

     o    "well capitalized;"

     o    "adequately capitalized;"

     o    "undercapitalized;"

     o    "significantly undercapitalized;" and

     o    "critically undercapitalized."

The regulation uses an institution's risk-based capital, leverage capital and tangible capital ratios to determine the institution's capital classification. At December 31, 2000, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

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

     At December 31, 2000, the Bank's loans-to-one-borrower limit was $112 million based upon the 15% of unimpaired capital and surplus measurement.

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

     The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2000, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

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

     The OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve decides to treat these subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

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

     o the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its retained net income for that year to date plus retained net income for the preceding two years;

     o it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or

     o the association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

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

     Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Federal banking regulators issued final rules on May 10, 2000. Pursuant to those rules, financial institutions must provide:

     o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     o    annual notices of their privacy policies to current customers; and

     o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Although it is not possible at this time to assess the impact of the privacy provisions on our financial condition or results of operations, we do not believe that the Privacy provisions will have a material adverse impact on our operations in the near term.

     Consumer Protection Rules - Sale of Insurance Products. In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

     o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

     o is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliate; and

     o    has certain risks in investment, including the possible loss of value.

     Finally, the depository institution may not condition an extension of credit:

     o on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or

     o on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

     The rule also requires formal acknowledgement from the consumer that disclosures were received.

     In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

     Safeguarding  Confidential  Customer  Information.  In  January  2000,  the
banking  agencies  adopted  guidelines   requiring  financial   institutions  to
establish an information security program to:

     o    identify and assess the risks that may threaten customer information;

     o develop a written plan containing policies and procedures to manage and control these risks;

     o    implement and test the plan; and

     o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

     The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

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

     o    5% of its FHLB advances or borrowings; or

     o    $500.

     The Bank's required investment in FHLB stock, based on December 31, 2000 financial data, was $99 million. At December 31, 2000, the Bank had $106 million of FHLB stock.

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

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest-bearing reserves at specified levels against their transaction accounts and non-personal time deposits. These transaction accounts include checking, NOW and Super NOW checking accounts. The balances a savings association maintains to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these requirements.

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

TAXATION

     Federal. A savings institution is taxed like other corporations for federal income tax purposes, though savings institutions have historically enjoyed favorable treatment under the Internal Revenue Code in determining their deductions for bad debts.

     Savings institutions are required to comply with income tax statutes and regulations similar to those applicable to large commercial banks. The Bank's bad debt deduction is determined under the specific charge-off method, which allows the Bank to take an income tax deduction for these loans only when they have been determined to be wholly or partially worthless.

     In addition to the regular corporate income tax, corporations might be required to pay an alternative minimum tax. This tax is computed at 20% of the corporation's regular taxable income, after taking some adjustments into account. This alternative tax applies to corporations to the extent that it exceeds a corporation's regular tax liability.

     A corporation that incurs alternative minimum tax generally is entitled to take this tax as a credit against its regular tax in later years to the extent that the corporation's regular tax liability in these later years exceeds the corporation's alternative minimum tax.

     State. The Bank uses California's financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation income tax rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2000 and 1999.

     The Bank files a California franchise tax return on a combined reporting basis. Other state income and franchise tax returns are filed on a separate-entity basis in Arizona, Colorado, Idaho, Oregon and Utah. The Bank anticipates that additional state income and franchise tax returns will be required in future years as its lending business is expanded nationwide.

     The Internal Revenue Service and state taxing authorities have examined our tax returns for all tax years through 1995 and are currently reviewing returns filed for the 1996 tax year. The Bank made a payment of $10.7 million during 2000 to settle federal tax claims related to the sale and leaseback of computer equipment in 1990. This amount had been previously reflected in the Bank's tax accrual, and therefore had no adverse impact upon current year earnings. In addition, the Bank's management believes it has adequately provided for potential exposure with regard to other issues in the years currently under examination. Our tax years subsequent to 1996 remain open to review by federal and state tax authorities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect our financial results and operations and should be considered in evaluating Downey.

     Economic Conditions and Geographic Concentrations. Downey is headquartered in and its operations are concentrated in California. As a result of this geographic concentration, our results depend largely upon economic conditions in the state. Leading business forecasters and economists predict that economic growth may slow substantially from 2000. A significant contributor to the projected 2001 slowdown is California's current energy crisis. The expected hike in energy rates could impede growth by reducing business investment and consumer spending within the state. Other issues facing the state's economy are potential job losses as California "dot.com" companies continue to reduce their workforce. A deterioration in economic conditions could have a material adverse impact on the quality of our loan and real estate portfolios and the demand for our products and services.

     Interest Rates. We anticipate that short-term interest rate levels will likely decline in 2001, and if interest rates vary substantially from present levels, our results may differ materially from current levels. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits. Changes in interest rates also affect the value of our recorded mortgage servicing rights on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. If interest rates were to increase significantly, the economic feasibility of real estate investment activities also could be adversely affected.

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

     Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have adopted prudent underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results.

ITEM 2. PROPERTIES

BRANCHES

     The corporate offices of Downey, the Bank and DSL Service Company are located at 3501 Jamboree Road, Newport Beach, California 92660. Part of that corporate facility houses a branch office of the Bank. Certain departments (warehousing, record retention, etc.) are located in other owned and leased facilities in Orange County, California. The majority of our administrative operations, however, are located in our corporate headquarters.

     At December 31, 2000, we had 114 branches. We owned the building and land occupied by 56 of our branches and we owned one branch building on leased land. We operate branches in 57 locations (including 49 in-store locations) with leases or licenses expiring at various dates through October 2010, with options to extend the term.

     The net book value of our owned branches, including the one on leased land, totaled $82 million at December 31, 2000 and the net book value of our leased branch offices totaled $2 million at December 31, 2000. The net book value of our furniture and fixtures, including electronic data processing equipment, was $20 million at December 31, 2000.

     For additional information regarding our offices and equipment, see Note 1 on page 69 and Note 9 on page 85 of Notes to Consolidated Financial Statements.

ELECTRONIC DATA PROCESSING

     We utilize a mainframe computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $12 million at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

     We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to shareholders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") with the trading symbol "DSL." At February 28, 2001, we had approximately 873 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 28,211,048 outstanding shares of common stock.

     The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

                                   2000                                 1999
                    -----------------------------------------------------------------------
                      4th      3rd      2nd      1st       4th      3rd      2nd      1st
                    Quarter  Quarter  Quarter  Quarter   Quarter  Quarter  Quarter  Quarter
-------------------------------------------------------------------------------------------
High ........       $60.88   $40.94   $33.00   $21.44    $22.94   $24.13   $23.00   $25.75
Low .........        33.13    29.94    20.44    18.75     19.06    19.81    18.13    18.25
End of period        55.00    39.50    28.98    21.25     20.19    20.13    21.94    18.31
===========================================================================================

     During 2000, we paid quarterly cash dividends totaling $0.36 per share, aggregating $10.1 million compared to $0.35 per share, aggregating $9.9 million during 1999. On February 23, 2001, we paid a $0.09 per share quarterly cash dividend, aggregating $2.5 million.

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

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Amounts)                       2000         1999         1998         1997          1996
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Total interest income ..........................................  $   784,360   $  533,751   $  440,404   $  420,418    $  346,360
Total interest expense .........................................      521,885      326,273      266,057      266,260       211,765
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income ........................................      262,475      207,478      174,347      154,158       134,595
Provision for loan losses ......................................        3,251       11,270        3,899        8,640         9,137
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ........      259,224      196,208      170,448      145,518       125,458
------------------------------------------------------------------------------------------------------------------------------------
Other income, net:
    Loan and deposit related fees ..............................       30,089       20,097       15,645       10,921         7,435
    Real estate and joint ventures held for investment, net ....        8,798       19,302       22,363       14,222         8,241
    Secondary marketing activities:
      Loan servicing fees ......................................       (3,628)       1,672          259        1,276         1,415
      Net gains on sales of loans and mortgage-backed securities        3,297       14,806        6,462        2,675         1,543
    Net gains (losses) on sales of investment securities .......         (106)         288           68         --           4,473
    Gain on sale of subsidiary (1) .............................        9,762         --           --           --            --
    Other ......................................................        2,342        3,113        2,556        6,094         2,092
------------------------------------------------------------------------------------------------------------------------------------
      Total other income, net ..................................       50,554       59,278       47,353       35,188        25,199
------------------------------------------------------------------------------------------------------------------------------------
Operating expense:
    General and administrative expense .........................      136,189      144,382      115,890       99,556        86,460
    SAIF special assessment (2) ................................         --           --           --           --          24,644
    Net operation of real estate acquired in settlement of loans          818           19          260        1,184         2,567
    Amortization of excess of cost over fair value of net assets
      acquired..................................................          462          474          510          532           532
------------------------------------------------------------------------------------------------------------------------------------
      Total operating expense ..................................      137,469      144,875      116,660      101,272       114,203
------------------------------------------------------------------------------------------------------------------------------------
Net income (1) (2) .............................................  $    99,251   $   63,804   $   57,973   $   45,234    $   20,704

PER SHARE DATA:
Earnings per share--Basic (1) (2) ..............................  $      3.52   $     2.27   $     2.06   $     1.61    $     0.74
Earnings per share--Diluted (1) (2) ............................         3.51         2.26         2.05         1.61          0.74
Book value per share at end of period ..........................        22.15        18.91        17.08        15.32         13.95
Stock price at end of period ...................................        55.00        20.19        25.44        27.08         17.80
Cash dividends paid ............................................         0.36         0.35         0.32         0.30          0.29

SELECTED FINANCIAL RATIOS:
Effective interest rate spread .................................         2.66%        2.88%        3.08%        2.83%         2.96%
Return on average assets (1) (2) ...............................         0.97         0.85         0.98         0.79          0.43
Return on average equity (1) (2) ...............................        17.17        12.70        12.71        11.07          5.33
Dividend payout ratio ..........................................        10.22        15.44        15.33        18.69         39.35

LOAN ACTIVITY:
Loans originated ...............................................  $ 5,218,368   $7,132,486   $4,071,262   $2,329,266    $1,583,784
Loans and mortgage-backed securities purchased .................       18,828       49,669        7,463       35,828        30,296
Loans and mortgage-backed securities sold ......................    1,662,600    2,386,958    1,740,416      557,511       166,503

BALANCE SHEET SUMMARY (END OF PERIOD):
Total assets ...................................................  $10,893,863   $9,407,540   $6,270,419   $5,835,825    $5,198,157
Loans and mortgage-backed securities ...........................   10,084,353    8,746,063    5,788,365    5,366,396     4,729,846
Investments and cash equivalents ...............................      439,968      299,698      215,086      221,201       222,255
Deposits .......................................................    8,082,689    6,562,761    5,039,733    4,869,978     4,173,102
Borrowings .....................................................    1,978,572    2,122,780      703,720      483,735       595,345
Capital securities .............................................      120,000      120,000         --           --            --
Stockholders' equity ...........................................      624,636      532,418      480,566      430,346       391,571
Loans serviced for others ......................................    3,964,462    2,923,778    1,040,264      612,529       576,044

AVERAGE BALANCE SHEET DATA:
Assets .........................................................  $10,217,371   $7,501,228   $5,918,507   $5,693,869    $4,789,648
Loans ..........................................................    9,514,978    6,937,342    5,345,380    5,174,767     4,269,136
Deposits .......................................................    7,290,850    5,697,292    5,102,045    4,588,320     3,892,981
Stockholders' equity ...........................................      577,979      502,412      456,237      408,473       388,187


(Dollars in Thousands, Except Per Share Amounts)                       2000         1999         1998         1997          1996
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS:
Average stockholders' equity to average assets .................         5.66%       6.70%        7.71%        7.17%         8.10%
Bank only--end of period (3):
    Core and tangible capital ..................................         6.42        6.27         6.83         6.61          6.56
    Risk-based capital .........................................        12.94       12.14        12.88        12.64         12.66

SELECTED ASSET QUALITY DATA (END OF PERIOD):
Total non-performing assets ....................................  $    54,974   $  39,194    $  27,419    $  52,120     $  62,027
Non-performing assets as a percentage of total assets ..........         0.50%       0.42%        0.44%        0.89%         1.19%
Allowance for loan losses:
    Amount .....................................................  $    34,452   $  38,342    $  31,517    $  32,092     $  30,094
    As a percentage of non-performing loans ....................        76.63%     116.25%      140.86%       76.96%        66.84%
====================================================================================================================================

(1) In 2000, a $5.6 million after-tax gain was recognized from the sale of Downey Auto Finance Corp. Excluding the gain, 2000 net income would have been $93.6 million or $3.33 per share on a basic basis and $3.32 per share on a diluted basis, the return on average assets would have been 0.92% and the return on average equity would have been 16.20%.
(2) In 1996, savings associations such as the Bank were assessed a one-time charge for purposes of recapitalizing the SAIF. Excluding the SAIF special assessment, 1996 net income would have been $34.7 million or $1.23 per share on both a basic and diluted basis, the return on average assets would have been 0.73% and the return on average equity would have been 8.95%.
(3) For more information regarding these ratios, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Regulatory Capital Compliance on page 58.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see Business--Factors that May Affect Future Results on page 20.

OVERVIEW

     Our net income for 2000 totaled a record $99.2 million or $3.51 per share on a diluted basis. Included in the results was a $5.6 million after-tax gain from the sale of our indirect automobile finance subsidiary in February 2000. Excluding the gain, our net income for the year would have been $93.6 million or $3.32 per share on a diluted basis, up 46.8% from $63.8 million or $2.26 per share in 1999.

     The increase in our adjusted net income between years was due to higher net income from our banking operations, as net income from our real estate investment activities declined $5.6 million to $4.4 million due primarily to lower net gains from sales of properties. On an adjusted basis, net income from our banking operations increased $35.4 million or 65.8% to $89.2 million due to the following:

     o net interest income increased $54.4 million or 26.2% due to an increase in average interest-earning assets as our effective interest rate spread declined;

     o provision for loan losses declined by $8.0 million due primarily to lower growth in our loan portfolio than a year ago and the sale of our indirect automobile finance subsidiary; and

     o operating expense declined by $7.1 million due to lower general and administrative costs primarily associated with residential lending activities and the sale of our indirect automobile finance subsidiary. Our efficiency ratio (the percentage of our net interest income and other income excluding income from real estate investment activities and investment securities gains or losses used to cover our general and administrative costs) improved from 58.4% in 1999 to 46.2% in 2000.

Those favorable items were partially offset by a $8.1 million decline in other income, as an increase of $10.0 million in loan and deposit related fees were unable to offset the following:

     o    a  $11.5  million   decline  in  net  gains  on  sales  of  loans  and
          mortgage-backed securities due to a lower volume of loans being sold; and

     o a $3.6 million loss in loan servicing fees compared to income of $1.7 million in 1999. Our current year loss resulted from a $6.1 million addition to the valuation allowance for mortgage servicing rights due to an increase in expected prepayments from the drop in late 2000 in mortgage interest rates.

     For 2000, our return on average assets was 0.97% and our return on average equity was 17.17%. Excluding the gain on sale of subsidiary, our adjusted returns were 0.92% on average assets and 16.20% on average equity. Both these performance ratios compare favorably to 1999 when our return on average assets was 0.85% and our return on average equity was 12.70%.

     Our assets increased $1.5 billion or 15.8% during 2000 to $10.9 billion at year-end, following a record 50.0% increase during 1999. Assets expanded in 2000 primarily from loan growth. Our single family loan originations decreased from $6.7 billion in 1999 to $5.0 billion in 2000, of which $1.7 billion were originated for sale in the secondary market. Of the current year's total, $405 million represented originations for portfolio of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. In addition to single family loans, we originated $254 million of other loans during the year, including $115 million of construction and land loans and $57 million of automobile loans.

     We funded our asset growth with deposits that increased 23.2% to $8.1 billion at December 31, 2000.

     Non-performing assets totaled $55 million at December 31, 2000, up from $39 million a year ago. This increase was due primarily to a rise in residential non-performers, of which $11 million was in the subprime category. When measured as a percentage of total assets, our non-performing assets rose from 0.42% at year-end 1999 to 0.50% at year-end 2000.

     At December 31, 2000, the Bank exceeded all three regulatory capital tests, with capital-to-asset ratios of 6.42% in tangible and core capital and 12.94% in risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Business--Regulation--Regulation of the Bank--Insurance of Deposit Accounts on page 12, Financial Condition--Investments in Real Estate and Joint Ventures on page 39 and Financial Condition--Regulatory Capital Compliance on page 58.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is the difference between the interest and dividends earned on loans, mortgage-backed securities and investment securities ("interest-earning assets") and the interest paid on deposits, borrowings and capital securities ("interest-bearing liabilities"). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities principally affects net interest income.

     Our net interest income was $262.5 million in 2000, up $55.0 million or 26.5% from 1999 and $88.1 million or 50.5% greater than 1998. The 2000 improvement over 1999 primarily reflected an increase in average earning assets as our effective interest rate spread declined. Our average earning assets increased by $2.7 billion or 37.3% to $9.9 billion. Our effective interest rate spread averaged 2.66% in 2000, down from 2.88% in 1999 and 3.08% in 1998. The decline in the effective interest rate spread primarily reflected a higher proportion of earning assets in the current year being funded with higher cost certificates of deposit and borrowings thereby resulting in the cost of funds increasing more rapidly than the yield on earning assets. To a lesser extent, the sale of our indirect automobile lending subsidiary also contributed to the decline in the effective interest rate spread, as the loan yield on that portfolio was higher than the yield on our remaining loan portfolio.

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

     The table also sets forth our net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of total deposits, borrowings and capital securities--for the periods indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the year using the average of each month's daily average balance during the periods indicated.


                                                      2000                         1999                          1998
                                        --------------------------------------------------------------------------------------------
                                                              Average                       Average                       Average
                                          Average              Yield/   Average              Yield/   Average              Yield/
(Dollars in Thousands)                    Balance    Interest   Rate    Balance   Interest    Rate    Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans .............................  $ 9,514,978  $760,538   7.99% $6,937,342  $519,006    7.48% $5,345,380  $421,942   7.89%
   Mortgage-backed securities ........       15,959     1,060   6.64      26,361     1,638    6.21      42,075     2,780   6.61
   Investment securities .............      346,192    22,762   6.57     232,746    13,107    5.63     276,139    15,682   5.68
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets ....    9,877,129   784,360   7.94   7,196,449   533,751    7.42   5,663,594   440,404   7.78
Non-interest-earning assets ..........      340,242                      304,779                       254,913
------------------------------------------------------------------------------------------------------------------------------------
   Total assets ......................  $10,217,371                   $7,501,228                    $5,918,507
====================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .....  $   209,221  $   --      -- % $  165,271  $   --       -- % $  129,469  $   --      -- %
   Interest-bearing checking (1) .....      381,269     3,520   0.92     336,604     3,517    1.04     292,279     3,142   1.08
   Money market ......................       89,495     2,544   2.84      95,282     2,641    2.77      94,792     2,626   2.77
   Regular passbook ..................      796,212    27,841   3.50     767,238    26,224    3.42     531,492    17,102   3.22
------------------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts .......    1,476,197    33,905   2.30   1,364,395    32,382    2.37   1,048,032    22,870   2.18
Certificates of deposit ..............    5,814,653   345,398   5.94   4,332,897   224,382    5.18   4,054,013   225,467   5.56
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits ....................    7,290,850   379,303   5.20   5,697,292   256,764    4.51   5,102,045   248,337   4.87
Borrowings ...........................    2,118,497   130,419   6.16   1,175,704    64,161    5.46     292,044    17,720   6.07
Capital securities ...................      120,000    12,163  10.14      52,903     5,348   10.14        --        --      --
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
    capital securities ...............    9,529,347   521,885   5.48   6,925,899   326,273    4.71   5,394,089   266,057   4.93
Other liabilities ....................      110,045                       72,917                        68,181
Stockholders' equity .................      577,979                      502,412                       456,237
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity .............  $10,217,371                   $7,501,228                    $5,918,507
====================================================================================================================================
Net interest income/interest rate
   spread ............................               $262,475   2.46%             $207,478    2.71%             $174,347   2.85%
Excess of interest-earning assets over
   deposits, borrowings and capital
   securities ........................  $   347,782                   $  270,550                    $  269,505
Effective interest rate spread .......                          2.66                          2.88                         3.08
====================================================================================================================================

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

Interest-earning asset and interest-bearing liability balances used in the calculations represent yearly average balances computed using the average of each month's daily average balance during the periods indicated.

                                                  2000 Versus 1999                             1999 Versus 1998
                                                   Changes Due To                               Changes Due To
                                     -------------------------------------------------------------------------------------
                                                            Rate/                                        Rate/
(In Thousands)                        Volume      Rate     Volume      Net        Volume       Rate     Volume     Net
--------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans ...........................  $192,842   $35,500   $13,190    $241,532    $125,663   $(22,036)  $(6,563)  $97,064
   Mortgage-backed securities ......      (646)      113       (45)       (578)     (1,038)      (166)       62    (1,142)
   Investment securities ...........     6,389     2,196     1,070       9,655      (2,465)      (131)       21    (2,575)
--------------------------------------------------------------------------------------------------------------------------
     Change in interest income .....   198,585    37,809    14,215     250,609     122,160    (22,333)   (6,480)   93,347
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Transaction accounts:
     Interest-bearing checking (1) .       466      (409)      (54)          3         476        (88)      (13)      375
     Money market ..................      (161)       68        (4)        (97)         14          1      --          15
     Regular passbook ..............       990       604        23       1,617       7,586      1,064       472     9,122
--------------------------------------------------------------------------------------------------------------------------
       Total transaction accounts ..     1,295       263       (35)      1,523       8,076        977       459     9,512
   Certificates of deposit .........    76,733    32,998    11,285     121,016      20,897    (19,376)   (2,606)   (1,085)
--------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits    78,028    33,261    11,250     122,539      28,973    (18,399)   (2,147)    8,427
   Borrowings ......................    51,433     8,927     5,898      66,258      53,612     (1,781)   (5,390)   46,441
   Capital securities ..............     6,815      --        --         6,815        --         --       5,348     5,348
--------------------------------------------------------------------------------------------------------------------------
     Change in interest expense ....   136,276    42,188    17,148     195,612      82,585    (20,180)   (2,189)   60,216
--------------------------------------------------------------------------------------------------------------------------
Change in net interest income ......  $ 62,309   $(4,379)  $(2,933)   $ 54,997    $ 39,575   $ (2,153)  $(4,291)  $33,131
==========================================================================================================================

(1) Includes amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $3.3 million in 2000, down from $11.3 million in 1999 and $3.9 million in 1998. The decrease in our provision for loan losses in 2000 is due primarily to lower growth in our loan portfolio than a year ago and the previously mentioned sale of the indirect automobile finance subsidiary.

     For further information, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 52.

OTHER INCOME

     Our total other income was $50.6 million in 2000, down from $59.3 million in 1999 but up from $47.4 million in 1998. Other income in 2000 included a $9.8 million pre-tax gain associated with our sale of the indirect automobile finance subsidiary. Excluding that gain, our other income declined by $18.5 million in 2000 primarily due to:

     o    a  $11.5  million   decline  in  net  gains  on  sales  of  loans  and
          mortgage-backed securities;

     o a $10.5 million decline in income from real estate investment activities; and

     o a $3.6 million loss in loan servicing fees compared to income of $1.7 million in 1999.

Those declines were partially offset by a $10.0 million increase in our loan and deposit related fees. Below is a further discussion of the major other income categories.

LOAN AND DEPOSIT RELATED FEES

     Loan and deposit related fees totaled $30.1 million in 2000, up from $20.1 million in 1999 and $15.6 million in 1998. Our loan related fees increased by $6.1 million or 57.9% in 2000 due primarily to higher prepayment fees, while our deposit related fees increased by $3.9 million or 40.6% due primarily to a $2.6 million increase in fees from automated teller machines.

     The following table presents a breakdown of loan and deposit related fees during the periods indicated.

 (In Thousands)                                    2000        1999        1998
--------------------------------------------------------------------------------
Loan related fees .............................  $16,722     $10,589     $ 7,225
Deposit related fees ..........................   13,367       9,508       8,420
--------------------------------------------------------------------------------
    Total loan and deposit related fees .......  $30,089     $20,097     $15,645
================================================================================

REAL ESTATE AND JOINT VENTURES HELD FOR INVESTMENT

     Income from our real estate and joint ventures held for investment totaled $8.8 million in 2000, down from $19.3 million in 1999 and $22.4 million in 1998.

     The table below sets forth the key components comprising our income from real estate and joint venture operations during the periods indicated.

(In Thousands)                                                           2000     1999     1998
------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ...............................  $2,572   $ 3,822  $ 3,723
   Equity in net income from joint ventures .........................   3,224     5,352    9,203
   Interest from joint venture advances .............................     887     1,256    1,584
------------------------------------------------------------------------------------------------
      Total operations, net .........................................   6,683    10,430   14,510
Net gains on sales of wholly owned real estate ......................   2,981     5,206    2,557
Reduction of (provision for) losses on real estate and joint ventures    (866)    3,666    5,296
------------------------------------------------------------------------------------------------
    Income from real estate and joint ventures held for investment ..  $8,798   $19,302  $22,363
================================================================================================

     Our income from real estate held for investment decreased by $10.5 million due to several factors. First, our net gains from sales declined by $4.5 million to $6.1 million. Of the decline, $2.3 million was related to joint venture projects reported in the category equity in net income from joint ventures. Second, we provided $0.9 million in 2000 to our allowance for losses on real estate and joint ventures, while in 1999 our allowance was reduced by $3.7 million. Finally, net rental income declined by $1.3 million due to fewer properties owned.

     For additional information, see Financial Condition--Investments in Real Estate and Joint Ventures on page 39, Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 52 and Note 7 of Notes to Consolidated Financial Statements on page 80.

SECONDARY MARKETING ACTIVITIES

     Sales of loans and mortgage-backed securities we originated decreased in 2000 to $1.7 billion from $2.4 billion in 1999 but were the same as in 1998. Net gains associated with these sales totaled $3.3 million in 2000, down from $14.8 million in 1999 and $6.5 million in 1998. The net gains included $18.5 million in 2000, $29.3 million in 1999 and $7.3 million in 1998 related to the capitalization of mortgage servicing rights.

     A loss of $3.6 million was recorded in loan servicing fees from our portfolio of loans serviced for others during 2000, compared to income of $1.7 million in 1999 and $0.3 million in 1998. The loss in 2000 reflects an increase of $6.1 million in the valuation allowance for mortgage servicing rights due to an increase in expected prepayments from the drop in mortgage interest rates in late 2000. At December 31, 2000, we serviced $4.0 billion of loans for others, compared to $2.9 billion at December 31, 1999 and $1.0 billion at December 31, 1998.

     For additional information concerning mortgage servicing rights, see Note 11 of Notes to Consolidated Financial Statements on page 86.

OTHER CATEGORY

     The all other category of other income totaled $2.3 million in 2000, down from $3.1 million in 1999 and $2.6 million in 1998.

OPERATING EXPENSES

     Our operating expenses totaled $137.5 million in 2000, down from $144.9 million in 1999 and up from $116.7 million in 1998. The current year decrease was due to lower general and administrative expense, which declined by $8.2 million or 5.7%. That decline was primarily due to lower costs associated with our residential lending activities and the sale of our indirect automobile finance subsidiary.

     The following table presents a breakdown of key components comprising operating expense during the periods indicated.

(In Thousands)                                                           2000      1999      1998
---------------------------------------------------------------------------------------------------
Salaries and related costs ..........................................  $ 82,522  $ 86,163  $ 66,152
Premises and equipment costs ........................................    23,220    20,617    16,834
Advertising expense .................................................     4,786     8,595     5,954
Professional fees ...................................................     3,319     2,502     2,867
SAIF insurance premiums and regulatory assessments ..................     2,626     3,937     3,832
Other general and administrative expense ............................    19,716    22,568    20,251
---------------------------------------------------------------------------------------------------
    Total general and administrative expense ........................   136,189   144,382   115,890
Net operation of real estate acquired in settlement of loans ........       818        19       260
Amortization of excess of cost over fair value of net assets acquired       462       474       510
---------------------------------------------------------------------------------------------------
    Total operating expense .........................................  $137,469  $144,875  $116,660
===================================================================================================

PROVISION FOR INCOME TAXES

     Our effective tax rate for 2000 was 42.4%, compared to 42.3% in 1999 and 42.7% in 1998. See Note 1 on page 69 and Note 18 on page 91 of Notes to Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact Downey's effective tax rate.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed our consolidated results. The purpose of this section is to present data on the results of operations of our two business segments--banking and real estate investment. For a description of these business segments and the accounting policies used, see Business on page 1 and Note 1 on page 69 and Note 26 on page 102 of Notes to Consolidated Financial Statements.

     The following table presents by business segment our net income for 2000, 1999 and 1998, followed by a discussion of the results of operations of each segment.

 (In Thousands)                                           2000 (1)   1999   1998 (2)
 -----------------------------------------------------------------------------------
 Banking net income ..................................  $94,822    $53,796  $46,736
 Real estate investment net income ...................    4,429     10,008   11,237
 -----------------------------------------------------------------------------------
    Total net income .................................  $99,251    $63,804  $57,973
====================================================================================

(1) Banking includes a $5.6 million after-tax gain related to the sale of subsidiary.
(2) The net income impact of a settlement with a former joint venture partner totaled $4.8 million, of which $1.9 million was in banking and $2.9 million was in real estate investment.

BANKING

     Net income from our banking operations totaled $94.8 million in 2000, up from $53.8 million in 1999 and $46.7 million in 1998. The previously mentioned sale of our indirect automobile finance subsidiary benefited our net income from banking operations by $5.6 million. Excluding the gain, our net income from banking operations would have increased during 2000 by $35.4 million or 65.8%.

     The increase in our adjusted 2000 net income reflected several factors. Net interest income increased $54.4 million or 26.2% due to an increase in our average earning assets as our effective interest rate spread declined. Also contributing to the increase between years were decreases of $8.0 million in provision for loan losses and $7.1 million in operating expense. These decreases were primarily associated with the sale of our indirect automobile finance subsidiary as well as lower loan origination volumes and costs associated with residential lending activities. These favorable items were partially offset by a decline of $8.1 million in adjusted other income. The decline in adjusted other income was primarily due to lower net gains/losses on sales of loans and mortgage-backed securities and loan servicing fees which more than offset higher loan and deposit related fees.

     The table below sets forth banking operational results and selected financial data for the periods indicated.

(In Thousands)                               2000 (1)        1999          1998
----------------------------------------------------------------------------------
Net interest income ....................  $   262,232    $  207,784    $  174,967
Provision for loan losses ..............        3,251        11,270         3,918
Other income:
    Gain on sale of subsidiary .........        9,762          --            --
    All other ..........................       31,644        39,755        24,617
Operating expense ......................      135,996       143,081       113,954
Net intercompany income (expense) ......          397           393          (107)
----------------------------------------------------------------------------------
Income before income taxes .............      164,788        93,581        81,605
Income taxes ...........................       69,966        39,785        34,869
----------------------------------------------------------------------------------
   Net income ..........................  $    94,822    $   53,796    $   46,736
==================================================================================
AT DECEMBER 31:
Assets:
   Loans and mortgage-backed securities   $10,084,353    $8,746,063    $5,788,365
   Other ...............................      806,201       654,745       464,097
----------------------------------------------------------------------------------
     Total assets ......................   10,890,554     9,400,808     6,252,462
----------------------------------------------------------------------------------
Equity .................................  $   624,636    $  532,418    $  480,566
==================================================================================

(1) Includes a $5.6 million after-tax gain related to the sale of subsidiary.

REAL ESTATE INVESTMENT

     Net income from our real estate investment operations totaled $4.4 million in 2000, down from $10.0 million in 1999 and $11.2 million in 1998. The decline was primarily attributed to lower net gains on sales and to an increase to valuation allowances in the current year compared to a reduction in valuation allowances in 1999. Also contributing to the decline was a lower level of net rental income due to fewer properties being owned.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

(In Thousands)                                      2000       1999       1998
--------------------------------------------------------------------------------
Net interest income (expense) ..................  $   243    $  (306)   $  (620)
Reduction of loan losses .......................     --         --          (19)
Other income ...................................    9,148     19,523     22,736
Operating expense ..............................    1,473      1,794      2,706
Net intercompany income (expense) ..............     (397)      (393)       107
--------------------------------------------------------------------------------
Income before income taxes .....................    7,521     17,030     19,536
Income taxes ...................................    3,092      7,022      8,299
--------------------------------------------------------------------------------
   Net income ..................................  $ 4,429    $10,008    $11,237
--------------------------------------------------------------------------------
AT DECEMBER 31:
Assets:
   Investments in real estate and joint ventures  $17,641    $42,172    $49,447
   Other .......................................    3,584      7,399      9,841
--------------------------------------------------------------------------------
     Total assets ..............................   21,225     49,571     59,288
--------------------------------------------------------------------------------
Equity .........................................  $17,916    $42,839    $41,331
================================================================================

     For a further discussion regarding income from real estate investment, see Other Income--Real Estate and Joint Ventures Held For Investment on page 31, and for information regarding related assets, see Financial Condition--Investments in Real Estate and Joint Ventures on page 39.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Loans and mortgage-backed securities, including those we hold for sale, totaled $10.1 billion or 92.6% of assets at December 31, 2000. This represents an increase of $1.3 billion or 15.3% from year-end 1999. The increase represents a higher level of loans held for investment, primarily one-to-four unit residential loans.

     Our loan originations, including loans purchased, totaled $5.2 billion in 2000, down from $7.2 billion in 1999 but up from $4.1 billion in 1998. This current year decrease primarily reflects a decline in originations of one-to-four unit residential loans. Of the $5.0 billion of one-to-four unit residential loans we originated, approximately 65% or $3.3 billion were for portfolio, while the balance was originated for sale in the secondary market. Our origination of subprime loans totaled $492 million in 2000, down from $1.2 billion in 1999.

     The table below presents information regarding interest rates and fees collected on loans originated during the periods indicated.

(Dollars in Thousands)                                     2000        1999        1998        1997        1996
----------------------------------------------------------------------------------------------------------------
Average interest rate on new loans ....................     6.10%       5.92%       6.45%       6.04%      6.06%
Total loan origination costs (net of fees) and premiums
    (net of discounts) deferred during the year .......  $34,797     $53,181     $30,621     $11,505     $4,525
================================================================================================================

     We originate one-to-four unit residential adjustable rate mortgages both with and without loan origination fees. In adjustable rate mortgage transactions for which we charge no origination fees, we receive a larger margin over the index to which the loan pricing is tied than in those in which we charge fees. In addition, a prepayment fee on these loans is generally required if prepaid within the first three years. This trend towards loans with no origination fees has generally resulted in deferrable loan origination costs exceeding loan origination fees.

     Residential one-to-four unit adjustable rate mortgage originations, including loans purchased, were $3.5 billion during 2000, down from $4.4 billion in 1999 but up from $1.4 billion in 1998. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 42% of originations during the year compared to 63% during 1999 and 71% during 1998. Refinancing activities decreased from $4.2 billion in 1999 to $2.1 billion in 2000 as a higher interest rate environment existed throughout most of the year. In addition, the majority of residential originations were adjustable rate mortgages tied to the FHLB Eleventh District Cost of Funds Index ("COFI"), an index which lags the movement in market interest rates. For the year, 86% of one-to-four unit originations for investment represented monthly adjusting COFI rate mortgages which provide for negative amortization, 11% represented COFI rate mortgages which reprice every six months but do not provide for negative amortization, with the balance represented by a variety of other pricing terms. At December 31, 2000, $6.9 billion of our one-to-four unit adjustable rate mortgages were subject to negative amortization of which $148 million represented the amount of negative amortization added to the unpaid loan balance. For further information, see Business--Banking Activities--Lending Activities--Residential Real Estate Lending on page 3.

     Our origination of commercial real estate loans, including loans purchased, totaled $24 million in 2000, compared to $10 million in 1999 and $11 million in 1998. Originations of loans secured by multi-family properties, including loans purchased, totaled $1 million in both 2000 and 1999, compared to $15 million in 1998.

     During 2000, we originated $99 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $149 million in 1999 and $112 million in 1998. Our origination of land development loans totaled $17 million in 2000, compared to $57 million in 1999 and $48 million in 1998.

     Origination of non-mortgage commercial loans decreased to $19 million in 2000 from $25 million in 1999 but were up from $6 million in 1998. A substantial majority of these originations represented secured loans.

     Origination of automobile loans totaled $57 million in 2000, compared to $234 million in 1999 and $175 million in 1998. Prior to 2000, the majority of these originations represented our indirect lending program that was conducted by Downey Auto Finance Corp., a former subsidiary, whereby loans to finance the purchase of new or used automobiles were obtained through preapproved automobile dealers. For further information regarding Downey Auto Finance Corp., see Sale of Subsidiary on page 61.

     At December 31, 2000, we had commitments to fund loans amounting to $694 million, of which $239 million were one-to-four unit residential loans being originated for sale in the secondary market, as well as undrawn lines of credit of $81 million and loans in process of $67 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

(In Thousands)                                                 2000          1999         1998         1997          1996
---------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ......................................... $ 2,831,596  $ 3,102,810   $   943,736  $ 1,384,442  $1,026,812
      Adjustable - subprime ..............................     395,911    1,182,552       372,286      218,399      33,030
---------------------------------------------------------------------------------------------------------------------------
        Total adjustable .................................   3,227,507    4,285,362     1,316,022    1,602,841   1,059,842
      Fixed ..............................................       9,167      262,923       192,436       22,265      33,073
      Fixed - subprime ...................................        --         12,238         6,020        2,786         545
     Residential five or more units:
      Adjustable .........................................        --            247           875        4,600      17,409
      Fixed ..............................................         678         --          13,229         --         2,253
---------------------------------------------------------------------------------------------------------------------------
        Total residential ................................   3,237,352    4,560,770     1,528,582    1,632,492   1,113,122
     Commercial real estate ..............................      23,720       10,063        10,363        7,830       1,548
     Construction ........................................      98,330      149,143       111,534       80,014      71,678
     Land ................................................      16,530       56,851        48,357       20,295      10,468
   Non-mortgage:
     Commercial ..........................................      18,504       24,948         6,376       14,336      11,835
     Automobile ..........................................      56,576      233,948       175,193      259,040     200,966
     Other consumer ......................................      38,136       54,489        28,274       25,988      14,226
---------------------------------------------------------------------------------------------------------------------------
      Total loans originated .............................   3,489,148    5,090,212     1,908,679    2,039,995   1,423,843
Real estate loans purchased:
   One-to-four units .....................................       9,178       36,317         4,343       32,241         223
   One-to-four units - subprime ..........................       8,595       12,912         1,833        2,243        --
   Other (1) .............................................       1,055          440         1,287        1,344        --
---------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ...................      18,828       49,669         7,463       35,828         223
---------------------------------------------------------------------------------------------------------------------------
       Total loans originated and purchased ..............   3,507,976    5,139,881     1,916,142    2,075,823   1,424,066
Loan repayments ..........................................  (1,981,802)  (1,823,585)   (1,855,157)  (1,130,357)   (832,713)
Other net changes (2) ....................................    (291,935)     (36,794)      (34,145)    (319,183)    (39,978)
---------------------------------------------------------------------------------------------------------------------------
   Net increase in loans held for investment .............   1,234,239    3,279,502        26,840      626,283     551,375
---------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ................................   1,642,046    2,028,402     2,162,583      289,271     159,941
   Originated whole loans - subprime .....................      87,174       13,872          --           --          --
   Loans transferred from (to) the investment portfolio ..      54,993       42,570        (3,056)     290,558       1,791
   Originated whole loans sold ...........................    (687,512)    (999,594)   (1,130,303)    (467,989)   (135,426)
   Loans exchanged for mortgage-backed securities ........    (970,319)  (1,387,364)     (608,831)     (89,522)    (26,452)
   Other net changes .....................................     (10,815)      (9,263)       (8,111)         (83)        (48)
---------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ......     115,567     (311,377)      412,282       22,235        (194)
---------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ........................     970,319    1,387,364       608,831       89,522      26,452
   Purchased .............................................        --           --            --           --        30,073
   Sold ..................................................    (975,088)  (1,387,364)     (610,113)     (89,522)    (31,077)
   Repayments ............................................      (7,031)      (9,936)      (15,129)     (12,560)    (15,661)
   Other net changes .....................................         284         (491)         (742)         592        (596)
---------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
        available for sale ...............................     (11,516)     (10,427)      (17,153)     (11,968)      9,191
---------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
        mortgage-backed securities available for sale ....     104,051     (321,804)      395,129       10,267       8,997
---------------------------------------------------------------------------------------------------------------------------
    Total net increase in loans and
        mortgage-backed securities ....................... $ 1,338,290  $ 2,957,698   $   421,969  $   636,550  $  560,372
===========================================================================================================================

(1) Primarily five or more unit residential loans except for $1.1 million of construction loans in 2000 and $0.6 million of commercial real estate loans in 1998.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to or from real estate acquired in settlement of loans or from (to) the held for sale portfolio, and interest capitalized on loans (negative amortization). Also included in 2000 was $367 million of net automobile loans sold as part of the sale of subsidiary.

     The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated. At December 31, 2000, approximately 93% of our real estate loans were secured by real estate located in California, principally in Los Angeles, Orange, Santa Clara, San Diego and San Mateo counties.

                                                                                   December 31,
                                                        ----------------------------------------------------------------
(In Thousands)                                              2000          1999         1998         1997         1996
------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
       Residential one-to-four units:
         Adjustable ..................................  $ 7,200,400   $5,644,883   $3,721,728   $4,190,160   $3,840,862
         Adjustable - subprime .......................    1,726,526    1,620,624      580,232      245,749       32,715
         Fixed .......................................      454,838      510,516      325,454      168,315      172,328
         Fixed - subprime ............................       17,388       18,777        8,719        3,321          543
------------------------------------------------------------------------------------------------------------------------
            Total one-to-four units ..................    9,399,152    7,794,800    4,636,133    4,607,545    4,046,448
       Residential five or more units:
         Adjustable ..................................       14,203       15,889       18,617       29,246       43,050
         Fixed .......................................        5,257        5,166       21,412        9,032       13,857
       Commercial real estate:
         Adjustable ..................................       37,374       37,419       39,360       87,604      158,656
         Fixed .......................................      127,230      110,908      101,430      114,821      101,953
       Construction ..................................      118,165      176,487      127,761       70,865       66,651
       Land ..........................................       26,880       67,631       44,859       25,687       21,177
    Non-mortgage:
       Commercial ....................................       21,721       26,667       28,293       26,024       22,136
       Automobile (1) ................................       39,614      399,789      357,988      342,326      202,186
       Other consumer ................................       60,653       49,344       41,894       47,735       47,281
------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment .............    9,850,249    8,684,100    5,417,747    5,360,885    4,723,395
    Increase (decrease) for:
       Undisbursed loan funds ........................      (72,328)    (125,159)    (108,414)     (64,884)     (49,250)
       Net deferred costs and premiums ...............       79,109       67,740       31,021       18,088       11,663
       Allowance for losses ..........................      (34,452)     (38,342)     (31,517)     (32,092)     (30,094)
------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net ........    9,822,578    8,588,339    5,308,837    5,281,997    4,655,714
------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale:
       One-to-four units .............................      251,014      122,133      447,382       35,100       12,865
       One-to-four units - subprime ..................          558       13,872         --           --           --
------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ...................      251,572      136,005      447,382       35,100       12,865
    Mortgage-backed securities available for sale:
       Adjustable ....................................        6,050        7,700       10,996       17,751       23,620
       Fixed .........................................        4,153       14,019       21,150       31,548       37,647
------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available
            for sale .................................       10,203       21,719       32,146       49,299       61,267
------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale and mortgage-backed
            securities available for sale ............      261,775      157,724      479,528       84,399       74,132
------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities ..  $10,084,353   $8,746,063   $5,788,365   $5,366,396   $4,729,846
========================================================================================================================

(1) The decline during 2000 primarily reflected the sale of subsidiary.

     At December 31, 2000, our residential one-to-four units subprime portfolio consisted of approximately 71% A-, 23% B and 6% C loans. At year end, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at December 31, 2000, reflected an unrealized loss of $65,000, or $37,000 net of income taxes. The current year-end unrealized loss, less the associated tax effect, is reflected within a separate component of other comprehensive income
(loss) until realized.

     The table below sets forth the scheduled contractual maturities of our loan and mortgage-backed securities portfolio at December 31, 2000.

                                  Within      1-2       2-3       3-5       5-10     10-15      Beyond
(In Thousands)                    1 Year     Years     Years     Years     Years     Years     15 Years       Total
---------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable (1) ........  $ 61,539  $ 66,956  $ 72,850  $165,506  $559,374  $852,933  $7,148,326   $ 8,927,484
        Fixed (1) .............     7,751     8,399     9,103    20,548    68,432   102,251     506,756       723,240
      Five or more units:
        Adjustable ............       279       304       330       746     2,502     3,771       6,271        14,203
        Fixed .................       206       221       237       525     1,672     2,350          46         5,257
      Commercial real estate:
        Adjustable ............     2,185     2,402     2,639     6,086    21,324     2,738        --          37,374
        Fixed .................    13,044    14,203    15,464    35,167    49,352      --          --         127,230
      Construction - adjustable   118,165      --        --        --        --        --          --         118,165
      Land:
        Adjustable ............    20,520     5,474      --        --        --        --          --          25,994
        Fixed .................        70        77        84       193       462      --          --             886
Non-mortgage:
    Commercial ................    20,188       892       641      --        --        --          --          21,721
    Automobile ................     9,264    10,158    11,138     9,054      --        --          --          39,614
    Other consumer (2) ........     4,148     4,587     5,074     4,156    42,688      --          --          60,653
---------------------------------------------------------------------------------------------------------------------
      Total loans .............   257,359   113,673   117,560   241,981   745,806   964,043   7,661,399    10,101,821
Mortgage-backed securities, net     4,262       118       127       286       939     1,379       3,092        10,203
---------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-
      backed securities .......  $261,621  $113,791  $117,687  $242,267  $746,745  $965,422  $7,664,491   $10,112,024
=====================================================================================================================

(1)  Includes loans held for sale.
(2) Includes home equity line of credit loans which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

     At December 31, 2000, the maximum amount the Bank could have loaned to any one borrower, and related entities, under regulatory limits was $112 million, or $187 million for loans secured by readily marketable collateral, compared to $100 million or $167 million for loans secured by readily marketable collateral at year-end 1999. We do not expect that these regulatory limitations will adversely impact our proposed lending activities during 2001.

INVESTMENT SECURITIES

     The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                          December 31,
                                                        ------------------------------------------------
(In Thousands)                                            2000      1999      1998      1997       1996
--------------------------------------------------------------------------------------------------------
Federal funds ........................................  $ 19,601  $      1  $ 33,751  $  6,095  $  6,038
U.S. Treasury and agency securities available for sale   284,102   171,823   116,061   159,398   141,999
Corporate bonds available for sale ...................    21,513      --        --        --        --
Municipal bonds held to maturity .....................     6,550     6,728     6,764     6,885     6,997
--------------------------------------------------------------------------------------------------------
    Total investment securities ......................  $331,766  $178,552  $156,576  $172,378  $155,034
========================================================================================================

     At December 31, 2000, the maturities of our investment securities and the weighted average yield of those securities were as follows.

                                                              After 1 Year
                                       1 Year or Less       Through 5 Years       After 5 Years          Total
                                     --------------------------------------------------------------------------------
                                               Weighted             Weighted            Weighted             Weighted
                                                Average              Average             Average              Average
  (Dollars in Thousands)              Amount     Yield     Amount     Yield     Amount    Yield     Amount     Yield
---------------------------------------------------------------------------------------------------------------------
Federal funds .....................  $19,601     3.36%    $   --        -- %    $ --        --  %  $ 19,601     3.36%
U.S. Treasury and agency securities    5,008     6.51      279,094     6.60       --        --      284,102     6.60
Corporate bonds available for sale      --        --        21,513     7.41       --        --       21,513     7.41
Municipal bonds (1) ...............     --        --          --        --       6,550     5.90       6,550     5.90
---------------------------------------------------------------------------------------------------------------------
     Total ........................  $24,609     4.00%    $300,607     6.66%    $6,550     5.90%   $331,766     6.45%
=====================================================================================================================

(1) Yield on a fully tax-equivalent basis is 10.35%.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center developments, most of which are located in California. For additional information regarding the location of these real estate investments see Note 7 of Notes to the Consolidated Financial Statements on page 80. We have completed and substantially leased most of the real estate development projects--with a weighted average occupancy of 82% for retail neighborhood shopping centers at December 31, 2000. At December 31, 2000, the Bank had outstanding loans of $23 million to these joint ventures.

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

     As of December 31, 2000, DSL Service Company was involved with three joint venture partners. These partners were operators of three retail neighborhood shopping centers, a commercial building, three residential housing development projects, of which two are substantially completed, and vacant land held for sale. DSL Service Company has seven wholly owned retail neighborhood shopping centers located in California and Arizona.

     The following table sets forth the condensed balance sheets of DSL Service Company's joint ventures by property type at December 31, 2000, on a historical cost basis. For one of the joint venture investments, DSL Service Company established a valuation allowance totaling $2 million as the carrying value of the associated property exceeded its fair market value. For further information regarding the establishment of loss allowances, see Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 52.

                                                               Retail
                                                            Neighborhood
                                                              Shopping
(Dollars in Thousands)                                         Centers    Commercial  Residential      Total
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash .......................................................  $   190       $  825       $1,167       $ 2,182
Projects under development .................................     --           --          6,879         6,879
Completed projects .........................................   15,317        5,151         --          20,468
Other assets ...............................................      874          568           32         1,474
--------------------------------------------------------------------------------------------------------------
                                                              $16,381       $6,544       $8,078       $31,003
==============================================================================================================
LIABILITIES AND EQUITY
Liabilities:
    Notes payable to the Bank ..............................  $19,245       $ --         $4,153       $23,398
    Notes payable to others ................................     --          4,282         --           4,282
    Other ..................................................    3,131          324        1,300         4,755
Equity (deficit):
    DSL Service Company (1) ................................     (606)         930        2,174         2,498
    Allowance for losses recorded by DSL Service Company (2)    1,505         --           --           1,505
    Other partners' (2) ....................................   (6,894)       1,008          451        (5,435)
--------------------------------------------------------------------------------------------------------------
       Net equity (deficit) ................................   (5,995)       1,938        2,625        (1,432)
--------------------------------------------------------------------------------------------------------------
                                                              $16,381       $6,544       $8,078       $31,003
==============================================================================================================
Number of joint venture projects ...........................        3            2            3             8
==============================================================================================================

(1) We included in these amounts interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(2) The aggregate other partners' deficit of $5 million represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of the joint venture real estate assets to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, we make a provision to create a valuation allowance. The allowance at December 31, 2000 totaled $2 million.

     The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2000.

                                                             Retail
                                                          Neighborhood
(Dollars in Thousands)                   Residential    Shopping Centers    Land         Total
------------------------------------------------------------------------------------------------
Investment in wholly owned projects ..... $ --              $8,874 (1)   $ 6,872 (2)    $15,746
Investment in California Affordable
   Housing Fund .........................    889              --            --              889
Allowance for losses ....................   --                (430)       (1,062)        (1,492)
------------------------------------------------------------------------------------------------
   Net investment in real estate projects $  889            $8,444       $ 5,810        $15,143
================================================================================================
Number of projects ......................      1                 7             8             16
================================================================================================

(1) Includes seven free-standing stores that are part of neighborhood shopping centers totaling $1 million and which we counted as one project.
(2)  Includes three properties totaling $6 million.

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

DEPOSITS

     Our deposits increased $1.5 billion or 23.2% in 2000 and totaled $8.1 billion at December 31, 2000. Our certificates of deposit increased $1.5 billion or 30.1%, while our lower-rate transaction accounts--i.e., checking, regular passbook and money market--were virtually unchanged. Within transaction accounts, our total checking accounts (non-interest and interest bearing) increased $74 million or 13.0%. That increase, however, was essentially offset by declines in regular passbook and money market accounts, as depositors transferred funds into higher-yielding certificates of deposit. Of the total increase in our deposits, $12 million was associated with 10 new branches we opened during 2000.

     The following table sets forth the amount of deposits by classification at the dates indicated.

                                                               December 31,
                                     -----------------------------------------------------------------
                                             2000                  1999                   1998
                                     -----------------------------------------------------------------
                                     Weighted              Weighted               Weighted
                                      Average               Average                Average
(Dollars in Thousands)                 Rate     Amount       Rate      Amount       Rate      Amount
------------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing checking .      -- %  $  244,311      -- %   $  182,165      -- %   $  155,267
   Interest-bearing checking (1) .     0.78      395,640     1.00       383,973     1.00       317,452
   Money market ..................     2.88       89,408     2.91        95,947     2.92        98,389
   Regular passbook ..............     3.41      754,127     3.62       827,854     3.36       666,954
------------------------------------------------------------------------------------------------------
     Total transaction accounts ..     2.12    1,483,486     2.46     1,489,939     2.30     1,238,062
Certificates of deposit:
   Less than 3.00% ...............     2.41        6,357     2.47         8,717     2.62        25,126
   3.00-3.49 .....................     3.45           25     3.02            16     3.01           593
   3.50-3.99 .....................     3.97          384     3.92         3,786     3.88        51,474
   4.00-4.49 .....................     4.19       26,916     4.32       210,127     4.39       428,316
   4.50-4.99 .....................     4.82       80,844     4.78       939,858     4.80       668,204
   5.00-5.99 .....................     5.71    1,901,166     5.56     3,623,632     5.53     2,421,333
   6.00-6.99 .....................     6.63    4,558,730     6.07       284,984     6.06       204,065
   7.00 and greater ..............     7.02       24,781     7.32         1,702     7.24         2,560
------------------------------------------------------------------------------------------------------
     Total certificates of deposit     6.33    6,599,203     5.39     5,072,822     5.26     3,801,671
------------------------------------------------------------------------------------------------------
       Total deposits ............     5.56%  $8,082,689     4.72%   $6,562,761     4.53%   $5,039,733
======================================================================================================

(1)  Includes amounts swept into money market deposit accounts.

     The following table shows at December 31, 2000 our certificates of deposit maturities by interest rate category.

                           Less
                           Than    4.00% -   4.50% -    5.00% -    6.00% -     7.00%                 Percent
(Dollars in Thousands)    4.00%     4.49%     4.99%      5.99%      6.99%   and Greater  Total (1)   of Total
-------------------------------------------------------------------------------------------------------------
Within 3 months .......  $6,216   $25,706   $61,804   $  488,051  $  863,100  $13,602  $1,458,479      22.10%
3 to 6 months .........      72     1,018    12,818      291,800   1,529,257    2,444   1,837,409      27.84
6 to 12 months ........     249       155     1,784    1,059,402   1,589,153    8,505   2,659,248      40.30
12 to 24 months .......     213        23     1,043       46,130     567,193      230     614,832       9.32
24 to 36 months .......    --          14     1,661       12,734       5,280     --        19,689       0.30
36 to 60 months .......      18      --       1,734        3,047       4,747     --         9,546       0.14
Over 60 months ........    --        --        --           --          --       --          --          --
-------------------------------------------------------------------------------------------------------------
    Total .............  $6,768   $26,916   $80,844   $1,901,164  $4,558,730  $24,781  $6,599,203     100.00%
=============================================================================================================

(1) Includes jumbo ($100,000 and over) certificates of deposit of $496 million with maturities of 3 months or less, $653 million with maturities of 3 to 6 months, $981 million with maturities of 6 to 12 months and $196 million with a remaining term of over 12 months.

BORROWINGS

     At December 31, 2000, borrowings totaled $2.0 billion, down from $2.1 billion at year-end 1999 but up from $704 million at year-end 1998. The decrease in 2000 primarily occurred in advances from the FHLB.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                                               December 31,
                                                       ----------------------------------------------------------
(Dollars in Thousands)                                    2000        1999        1998        1997        1996
-----------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances .....................  $1,978,348   $2,122,407  $695,012    $352,458    $386,883
Other borrowings:
    Reverse repurchase agreements ...................        --           --        --        34,803        --
    Commercial paper ................................        --           --        --        83,811     198,113
    Real estate notes ...............................         224          373     8,708      12,663      10,349
-----------------------------------------------------------------------------------------------------------------
      Total borrowings ..............................  $1,978,572   $2,122,780  $703,720    $483,735    $595,345
=================================================================================================================
Weighted average rate on borrowings during the period        6.16%        5.46%     6.07%       6.07%       5.98%
Total borrowings as a percentage of total assets ....       18.16        22.56     11.22        8.29       11.45
=================================================================================================================

     The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)                                                       2000         1999         1998
--------------------------------------------------------------------------------------------------------------
FHLB advances with original maturities less than one year:
    Balance at end of year .............................................  $1,475,000   $1,590,500    $120,000
    Average balance outstanding during the year ........................   1,601,732      616,199      38,393
    Maximum amount outstanding at any month-end during the year ........   1,942,000    1,590,500     120,000
    Weighted average interest rate during the year .....................        6.38%        5.42%       5.96%
    Weighted average interest rate at the end of year ..................        6.55         5.88        5.36
Securities sold under agreement to repurchase:
    Balance at end of year .............................................  $     --     $     --      $   --
    Average balance outstanding during the year ........................         753        1,987       1,877
    Maximum amount outstanding at any month-end during the year ........      39,250       24,875      50,088
    Weighted average interest rate during the year .....................        6.10%        5.42%       5.90%
    Weighted average interest rate at the end of year ..................        --           --          --
Commercial paper sold:
    Balance at end of year .............................................  $     --     $     --      $   --
    Average balance outstanding during the year ........................        --           --        30,589
    Maximum amount outstanding at any month-end during the year ........        --           --       103,749
    Weighted average interest rate during the year .....................        --  %        --  %       6.32%
    Weighted average interest rate at the end of year ..................        --           --          --
Total short-term borrowings:
    Total average short-term borrowings outstanding during the year ....  $1,602,485   $  618,186    $ 70,859
    Total weighted average rate on short-term borrowings during the year        6.38%        5.42%       6.11%
==============================================================================================================

     At year-end 2000, total intermediate and long-term advances were $503 million, down from $532 million at December 31, 1999. The weighted average rate on our intermediate and long-term FHLB advances at year-end 2000 was 5.39%.

     The following table sets forth the associated maturities at December 31, 2000.


(In Thousands)
 --------------------------------------------------------------
 2001 ..............................................   $ 16,293
 2002 ..............................................     55,921
 2003 ..............................................        134
 2004 ..............................................       --
 2005 ..............................................      1,000
 Thereafter ........................................    430,000
 --------------------------------------------------------------
      Total intermediate and long-term FHLB advances   $503,348
===============================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense, including the amortization of deferred issuance costs, on our capital securities was $12.2 million for 2000. For further information regarding our capital securities, see Note 19 on page 93 of Notes to Consolidated Financial Statements.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis--generally more rapidly-- than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, one of our principal objectives is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality.

     Our Asset/Liability Management Committee is responsible for implementing the interest rate risk management policy which sets forth limits established by the Board of Directors of acceptable changes in net interest income and net portfolio value from specified changes in interest rates. The OTS defines net portfolio value as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. Our Asset/Liability Management Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and our current operating results, liquidity, capital and interest rate exposure. In addition, our Asset/Liability Management Committee monitors asset and liability maturities and repricing characteristics on a regular basis and performs various simulations and other analyses to determine the potential impact of various business strategies in controlling interest rate risk and the potential impact of those strategies upon future earnings under various interest rate scenarios. Based on these reviews, our Asset/Liability Management Committee formulates a strategy that is intended to implement the objectives set forth in our business plan without exceeding the net interest income and net portfolio value limits set forth in our interest rate risk policy.

     One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2000, as well as other information regarding the repricing and maturity difference between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

                                                                                     December 31, 2000
                                                      -------------------------------------------------------------------------
                                                         Within       7 - 12        2 - 5       6 - 10      Over        Total
(Dollars in Thousands)                                  6 Months      Months        Years        Years     10 Years    Balance
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock ..........(1)  $  229,409  $    55,169   $ 153,475    $      69   $   --    $   438,122
   Loans and mortgage-backed securities:
     Loans secured by real estate:
       Residential:
         Adjustable ..............................(2)   8,653,459      216,643     120,994         --         --      8,991,096
         Fixed ...................................(2)     287,289       29,294     173,780      121,947    118,581      730,891
       Commercial real estate ....................(2)      47,024       12,053      99,919          886      1,721      161,603
       Construction ..............................(2)      54,527         --          --           --         --         54,527
       Land ......................................(2)      19,652            9          67          801       --         20,529
     Non-mortgage loans:
       Commercial ................................(2)      16,275         --          --           --         --         16,275
       Consumer ..................................(2)      68,539        7,472      23,218         --         --         99,229
     Mortgage-backed securities ..................         10,203         --          --           --         --         10,203
-------------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed securities ....      9,156,968      265,471     417,978      123,634    120,302   10,084,353
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...............     $9,386,377  $   320,640   $ 571,453    $ 123,703   $120,302  $10,522,475
===============================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .................     $  244,311  $      --     $    --      $    --     $   --    $   244,311
   Interest-bearing checking .....................(3)     395,640         --          --           --         --        395,640
   Money market ..................................(4)      89,408         --          --           --         --         89,408
   Regular passbook ..............................(4)     754,127         --          --           --         --        754,127
-------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ..................      1,483,486         --          --           --         --      1,483,486
Certificates of deposit ..........................(1)   3,295,888    2,659,248     644,067         --         --      6,599,203
-------------------------------------------------------------------------------------------------------------------------------
   Total deposits ................................      4,779,374    2,659,248     644,067         --         --      8,082,689
Borrowings .......................................      1,484,993        6,517      57,062      430,000       --      1,978,572
Capital securities ...............................           --           --          --           --      120,000      120,000
-------------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
     capital securities ..........................     $6,264,367  $ 2,665,765   $ 701,129    $ 430,000   $120,000  $10,181,261
===============================================================================================================================
Excess (shortfall) of interest-earning assets over
   deposits, borrowings and capital securities ...     $3,122,010  $(2,345,125)  $(129,676)   $(306,297)  $    302  $   341,214
Cumulative gap ...................................      3,122,010      776,885     647,209      340,912    341,214
Cumulative gap - as a % of total assets:
   December 31, 2000 .............................          28.66%        7.13%       5.94%        3.13%      3.13%
   December 31, 1999 .............................          21.29        10.20        4.97         1.92       2.35
   December 31, 1998 .............................          23.84         7.48        9.07         3.40       4.00
===============================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3) Includes amounts swept into money market deposit accounts and is subject to immediate repricing.
(4)  Subject to immediate repricing.

     Our six-month gap at December 31, 2000 was a positive 28.66%. This means that more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 21.29% at December 31, 1999 and 23.84% at December 31, 1998. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI. We originated and purchased approximately $3.4 billion during 2000, $4.7 billion during 1999 and $1.5 billion during 1998 of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less. These loans represented approximately 97% during 2000, 92% during 1999 and 80% during 1998 of all loans and mortgage-backed securities originated and purchased for investment during these periods.

     At December 31, 2000, 98% of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 97% at December 31, 1999 and 98% at December 31, 1998. At December 31, 2000, loans held for investment and mortgage-backed securities with adjustable interest rates represented 91% of those portfolios. During 2001, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We primarily originate fixed rate loans for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgages. However, we may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet certain yield and other approved guidelines. See Business--Banking Activities--Lending Activities--Secondary Marketing and Loan Servicing Activities on page 5.

     We are better protected against rising interest rates with a positive six-month gap. However, we remain subject to possible interest rate spread compression, which would adversely impact our net interest income if interest rates rise. This is primarily due to the lag in repricing of the indices to which our adjustable rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on these adjustable rate loans and mortgage-backed securities. The amount of such interest rate spread compression would depend upon the frequency and severity of such interest rate fluctuations.

     In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, is calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once the base case has been estimated, we make calculations for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2000 and 1999. Since we base these estimates upon numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

                                              2000                          1999
                                  -------------------------------------------------------------
                                      Percentage Change in          Percentage Change in
                                  -------------------------------------------------------------
Change in Interest Rates          Net Interest   Net Portfolio   Net Interest     Net Portfolio
   (In Basis Points)                Income(1)      Value (2)       Income (1)       Value (2)
-----------------------------------------------------------------------------------------------
        +200 ..................      (7.5)%         (3.0)%           (13.8)%          (9.7)%
        +100 ..................      (3.4)           0.9              (6.8)           (1.5)
        (100) .................       0.7           (4.8)              3.9            (2.2)
        (200) .................       2.1           (9.9)              7.1            (4.3)
===============================================================================================

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2000. This data differs from that in the gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                           Expected Maturity Date at December 31, 2000 (1)
                                  --------------------------------------------------------------------------------------------------
                                                                                                               Total        Fair
(Dollars in Thousands)                2001         2002         2003        2004       2005    Thereafter     Balance       Value
------------------------------------------------------------------------------------------------------------------------------------
Investment securities ..........  $  278,097  $   85,931   $   24,707  $    9,904   $ 32,933  $    6,550   $   438,122   $   438,106
   Average interest rate .......        6.62%       6.21%        6.92%       6.66%      6.81%       5.90%         6.56%
Loans held for sale ............     251,572        --           --          --         --          --         251,572       254,545
   Average interest rate .......        8.29%       --  %        --  %       --  %      --  %       --  %         8.29%
Mortgage-backed securities
   available for sale ..........       5,371         942          747         596        479       2,068        10,203        10,203
   Average interest rate .......        6.91%       7.75%        7.74%       7.73%      7.72%       7.70%         7.29%
Loans held for investment:
   Loans secured by real estate:
     Residential:
      Adjustable ...............   2,265,459   2,448,067    1,790,709     908,947    476,854   1,100,502     8,990,538     9,104,257
        Average interest rate ..        8.42%       8.40%        8.36%       8.31%      8.23%       8.19%         8.35%
      Fixed ....................      61,593      52,947       46,157      40,291     35,257     243,632       479,877       481,616
        Average interest rate ..        7.88%       7.86%        7.85%       7.83%      7.82%       7.81%         7.83%
     Other .....................      81,649      64,015       27,637      28,852      8,934      25,572       236,659       243,585
      Average interest rate ....        9.11%       8.86%        8.79%       8.86%      8.94%       8.97%         8.95%
   Non-mortgage:
     Commercial ................      12,049       4,018          208        --         --          --          16,275        16,979
      Average interest rate ....       10.12%      10.37%        9.86%       --  %      --  %       --  %        10.18%
     Consumer ..................      16,226      11,283        7,683      64,037       --          --          99,229       100,533
      Average interest rate ....        9.95%      10.07%       10.19%      10.24%      --  %       --  %        10.17%
Interest bearing advances to
   joint ventures ..............      12,339        --           --          --         --          --          12,339        12,339
   Average interest rate .......        4.32%       --  %        --  %       --  %      --  %       --  %         4.32%
MSR's and loan servicing
   portfolio (2) ...............       9,006       7,993        6,827       5,751      4,823       6,331        40,731        43,168
------------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive assets   $2,993,361  $2,675,196   $1,904,675  $1,058,378   $559,280  $1,384,655   $10,575,545   $10,705,331
====================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking  $   44,623  $   36,473   $   29,811  $   24,366   $ 19,916  $   89,122   $   244,311   $   244,311
   Interest-bearing checking (3)      72,263      59,064       48,276      39,459     32,252     144,326       395,640       395,640
   Money market ................      16,330      13,348       10,910       8,917      7,288      32,615        89,408        89,408
   Regular passbook ............     137,740     112,581       92,019      75,212     61,474     275,101       754,127       754,127
------------------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts .     270,956     221,466      181,016     147,954    120,930     541,164     1,483,486     1,483,486
      Average interest rate ....        2.12%       2.12%        2.12%       2.12%      2.12%       2.12%         2.12%
Certificates of deposit ........   5,955,136     614,832       19,689       4,746      4,800        --       6,599,203     6,619,453
   Average interest rate .......        6.34%       6.30%        5.57%       5.43%      6.10%       --  %         6.33%
Borrowings .....................   1,491,510      55,928          134        --        1,000     430,000     1,978,572     1,978,808
   Average interest rate .......        6.55%       4.93%        5.76%       --  %      8.75%       5.42%         6.26%
Capital securities .............        --          --           --          --         --       120,000       120,000       122,400
   Average interest rate .......        --  %       --  %        --  %       --  %      --  %      10.00%        10.00%
------------------------------------------------------------------------------------------------------------------------------------
Total deposits, borrowings and
   capital securities ..........  $7,717,602  $  892,226   $  200,839  $  152,700   $126,730  $1,091,164   $10,181,261   $10,204,147
====================================================================================================================================

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. We use a number of assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on our historical experience. Our average projected constant prepayment rate ("CPR") is 10.8% on our fixed-rate and 24.0% on our adjustable rate mortgage portfolio for interest-earning assets, excluding investment securities, which do not have prepayment features. For deposit liabilities, in accordance with standard industry practice and our own historical experience, we have applied "decay factors," used to estimate deposit runoff, of 20.0% per year. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.
(2) Includes mortgage servicing rights acquired prior to January 1, 1996 when Downey began capitalizing the asset.
(3)  Includes amounts swept into money market deposit accounts.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                                        December 31,
                                            -------------------------------------
                                             2000    1999   1998    1997    1996
---------------------------------------------------------------------------------
Weighted average yield:
    Loans and mortgage-backed securities     8.45%   7.67%  7.72%   7.95%   7.77%
    Federal Home Loan Bank stock .......     5.52    5.60   5.44    5.88    6.45
    Investment securities ..............     6.45    6.12   5.40    5.63    6.02
---------------------------------------------------------------------------------
      Earning assets yield .............     8.36    7.62   7.65    7.87    7.71
---------------------------------------------------------------------------------
Weighted average cost:
    Deposits ...........................     5.56    4.72   4.53    5.00    4.86
    Borrowings:
      Federal Home Loan Bank advances ..     6.26    5.77   5.47    6.11    5.80
      Other borrowings .................     6.79    7.88   8.69    6.15    5.60
---------------------------------------------------------------------------------
          Total borrowings .............     6.26    5.99   5.51    6.12    5.73
    Capital securities .................    10.00   10.00     --      --      --
---------------------------------------------------------------------------------
      Combined funds cost ..............     5.75    5.05   4.66    5.11    4.97
---------------------------------------------------------------------------------
          Interest rate spread .........     2.61%   2.57%  2.99%   2.76%   2.74%
=================================================================================

     The year-end weighted average yield on our loan portfolio increased to 8.45% at December 31, 2000, from 7.67% at year-end 1999. The weighted average rate on new loans originated during 2000 was 6.10%, compared to 5.92% during 1999 and 6.45% during 1998. At December 31, 2000, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.0 billion with a weighted average rate of 8.47%, compared to $7.3 billion with a weighted average rate of 7.52% at December 31, 1999 and $4.3 billion with a weighted average rate of 7.53% at December 31, 1998.

PROBLEM LOANS AND REAL ESTATE

NON-PERFORMING ASSETS

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets totaled $55 million at December 31, 2000, compared to $39 million at December 31, 1999 and $27 million at December 31, 1998. The increase in our non-performing assets during 2000 was primarily attributed to a rise in residential non-performers of which $8.4 million was in the subprime category. Of the total, real estate acquired in settlement of loans, net of allowances, represented $10 million at December 31, 2000, up from $6 million at December 31, 1999 and $4 million at December 31, 1998. When measured as a percentage of total assets, our non-performing assets rose to 0.50% at year-end 2000, compared to 0.42% at year-end 1999 and 0.44% at year-end 1998.

     The following table summarizes our non-performing assets at the dates indicated.

                                                                         December 31,
                                                       ------------------------------------------------
(Dollars in Thousands)                                   2000      1999      1998      1997      1996
-------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................  $20,746   $15,590   $15,571   $20,816   $22,885
    Residential one-to-four units - subprime ........   22,296    13,914     1,975      --        --
    Other ...........................................    1,708     3,477     4,829    20,883    22,136
-------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................   44,750    32,981    22,375    41,699    45,021
Troubled debt restructure - below market rate (1) ...      206      --        --        --        --
Real estate acquired in settlement of loans .........    9,942     5,899     4,475     9,626    16,078
Repossessed automobiles .............................       76       314       569       795       928
-------------------------------------------------------------------------------------------------------
   Total non-performing assets ......................  $54,974   $39,194   $27,419   $52,120   $62,027
=======================================================================================================
Allowance for loan losses (2):
    Amount ..........................................  $34,452   $38,342   $31,517   $32,092   $30,094
    As a percentage of non-performing loans .........    76.63%   116.25%   140.86%    76.96%    66.84%
Non-performing assets as a percentage of total assets     0.50      0.42      0.44      0.89      1.19
=======================================================================================================

(1)  Represents a single one-to-four unit residential loan.
(2) Allowance for loan losses does not include the allowance for real estate and real estate acquired in settlement of loans.

     It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this by either working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances on the loans. For a discussion on our internal asset review policy, refer to Allowance for Losses on Loans and Real Estate on page 52.

     All but $7.2 million of our non-performing assets at December 31, 2000 were located in California.

     We evaluate the need for appraisals for non-performing assets on a periodic basis. We will generally obtain a new appraisal when we believe that there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing our loans. Our policy is to obtain new appraisals at least annually for major real estate acquired in settlement of loans. Throughout 2000, we obtained new appraisals for non-performing loans and real estate acquired in settlement of loans.

     Non-Accrual Loans. It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2000, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2000, non-accrual loans aggregating $14 million were less than 90 days delinquent relative to their contractual terms. Additional loans aggregating $1 million were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     Troubled Debt Restructurings. We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2000 we had less than $1 million of troubled debt restructurings on accrual status representing a single one-to-four unit residential loan.

     Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $10 million at December 31, 2000.

DELINQUENT LOANS

     When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, we normally record a notice of default to commence foreclosure proceedings, so long as we have given any required prior notice to the borrower. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, we may then sell the property at a foreclosure sale. If we have elected to pursue a non-judicial foreclosure, we are not permitted under applicable law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. At these foreclosure sales, we generally acquire title to the property.

     At December 31, 2000, loans delinquent 30 days or more as a percentage of total loans was 0.66%, up from 0.58% at year-end 1999 and 0.65% at year-end 1998. The increase primarily occurred in our residential one-to-four unit categories. As a percentage of its loan category, residential one-to-four units increased from 0.40% at year-end 1999 to 0.46% at year-end 2000, while subprime residential one-to-four units increased from 1.15% at year-end 1999 to 1.68% at year-end 2000. A higher incidence of delinquency is expected on these subprime loans as these borrowers have a history of delinquencies for which we charge higher interest rates to compensate for that risk. In addition, the loan-to-value ratio on these loans is generally lower thereby providing more equity protection against loss. The increase in our residential one-to-four unit categories was partially offset by a decline in our delinquent automobile loans attributed to the sale of our indirect automobile finance subsidiary.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                                               December 31,
                                              ----------------------------------------------------------------------------
                                                              2000                                   1999
                                              ----------------------------------------------------------------------------
                                               30-59     60-89      90+               30-59     60-89      90+
(Dollars in Thousands)                          Days     Days    Days (1)   Total      Days     Days    Days (1)   Total
--------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $12,400   $ 8,611  $15,246   $36,257   $ 8,630   $3,889   $12,793   $25,312
      One-to-four units - subprime .........    7,300     7,658   14,427    29,385     7,867    3,069     7,935    18,871
      Five or more units ...................     --        --       --        --        --       --        --        --
    Commercial real estate .................     --        --       --        --        --       --        --        --
    Construction ...........................     --        --       --        --        --       --        --        --
    Land ...................................     --        --       --        --        --       --        --        --
--------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............   19,700    16,269   29,673    65,642    16,497    6,958    20,728    44,183
Non-mortgage:
    Commercial .............................     --        --       --        --        --       --        --        --
    Automobile .............................      393        26      151       570     4,758      674       717     6,149
    Other consumer .........................       98        29      246       373       679       42       114       835
--------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............  $20,191   $16,324  $30,070   $66,585   $21,934   $7,674   $21,559   $51,167
==========================================================================================================================
Delinquencies as a percentage of total loans     0.20%     0.16%    0.30%     0.66%     0.25%    0.09%     0.24%     0.58%
==========================================================================================================================
                                                              1998                                   1997
                                              ----------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $ 9,841   $6,014   $12,832   $28,687   $12,099   $4,101   $18,579   $34,779
      One-to-four units - subprime .........      244      784       947     1,975       185     --        --         185
      Five or more units ...................     --       --         155       155      --        222      --         222
    Commercial real estate .................     --       --        --        --        --       --         279       279
    Construction ...........................     --       --        --        --        --       --        --         --
    Land ...................................     --       --        --        --        --       --        --         --
--------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............   10,085    6,798    13,934    30,817    12,284    4,323    18,858    35,465
Non-mortgage:
    Commercial .............................     --       --        --        --        --       --        --        --
    Automobile .............................    4,650      888     1,048     6,586     4,167      981       961     6,109
    Other consumer .........................      334       45       344       723       218       54       533       805
--------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............  $15,069   $7,731   $15,326   $38,126   $16,669   $5,358   $20,352   $42,379
==========================================================================================================================
Delinquencies as a percentage of total loans     0.26%    0.13%     0.26%     0.65%     0.31%    0.10%     0.38%     0.79%
==========================================================================================================================
                                                              1996
                                               ------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $14,519   $5,502   $18,549   $38,570
      One-to-four units - subprime .........      198     --        --         198
      Five or more units ...................     --       --        --        --
    Commercial real estate .................     --       --        --        --
    Construction ...........................     --       --        --        --
    Land ...................................     --       --         566       566
-----------------------------------------------------------------------------------
      Total real estate loans ..............   14,717    5,502    19,115    39,334
Non-mortgage:
    Commercial .............................     --       --        --        --
    Automobile .............................    2,080      328       274     2,682
    Other consumer .........................      158       15       181       354
-----------------------------------------------------------------------------------
      Total delinquent loans ...............  $16,955   $5,845   $19,570   $42,370
===================================================================================
Delinquencies as a percentage of total loans     0.36%    0.12%     0.41%     0.89%
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

     Our policy is to provide an allowance for losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. To comply with this policy, we have established a monitoring system that requires at least an annual review of all assets in excess of $5 million and a semiannual review of all assets considered adversely classified or criticized. The monitoring system requires a review of current operating statements, an evaluation of the property's current and past performance, an evaluation of the borrower's ability to repay and the preparation of a discounted cash flow analysis. Based on the results of the review, we may require a new appraisal.

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

     Our provision for loan losses was $3.3 million in 2000, down $8.0 million from 1999. Although the provision for loan losses exceeded our net loan charge-offs by $1.9 million, the allowance for loan losses declined by $3.9 million to $34.5 million at December 31, 2000. The decline in the allowance reflected a decrease of $3.6 million in general valuation allowances to $27.0 million due primarily to a reduction of $5.5 million associated with the sale of the indirect automobile finance subsidiary which more than offset an increase related to increases in one-to-four unit residential loans. Allocated allowances declined by $0.2 million of which $0.3 million was associated with the subsidiary sale. There was no change in the unallocated allowance of $2.8 million. During 1999, our provision for loan losses exceeded net loan charge-offs by $6.8 million resulting in an increase in the allowance for loan losses to $38.3 million at December 31, 1999. The allowance increase reflected an increase of $6.2 million in general valuation allowances to $30.6 million due primarily to the increase during the year in the overall one-to-four unit residential loan portfolio, while allocated allowances increased $0.6 million to $4.9 million due primarily to an increase in loans classified substandard. There was no change in the unallocated allowance.

     The following table is a summary of the activity in our allowance for loan losses during the years indicated.

(In Thousands)                    2000       1999       1998       1997       1996
------------------------------------------------------------------------------------
Balance at beginning of period  $38,342    $31,517    $32,092    $30,094    $27,943
Provision ....................    3,251     11,270      3,899      8,640      9,137
Charge-offs ..................   (1,749)    (5,535)    (7,372)    (7,773)    (7,660)
Recoveries ...................      419      1,090      2,898      1,131        674
Transfers (1) ................   (5,811)      --         --         --         --
------------------------------------------------------------------------------------
Balance at end of period .....  $34,452    $38,342    $31,517    $32,092    $30,094
====================================================================================

(1) Reduction in 2000 was due to the sale of subsidiary.

     Net loan charge-offs were $1.3 million in 2000, down from $4.4 million in 1999 and $4.5 million in 1998. The decline in net loan charge-offs in 2000 primarily reflected a decline of $3.3 million in net charge-offs of automobile loans due to the previously mentioned sale of subsidiary, partially offset by a $0.1 million increase in net charge-offs of one-to-four unit residential loans.

     The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan during the periods indicated.

(Dollars in Thousands)                                   2000      1999      1998       1997      1996
-------------------------------------------------------------------------------------------------------
Gross loan charge-offs:
    Loans secured by real estate:
      Residential:
        One-to-four units  (1) ......................  $  419    $  393    $ 1,035    $2,389    $5,098
        One-to-four units - subprime ................     316       187       --        --        --
        Five or more units ..........................    --        --           68      --         102
      Commercial real estate ........................    --        --         --        --        --
      Land ..........................................    --        --         --        --        --
    Non-mortgage:
      Commercial ....................................    --        --         --        --         115
      Automobile ....................................     832     4,795      6,118     5,109     2,096
      Other consumer ................................     182       160        151       275       249
-------------------------------------------------------------------------------------------------------
        Total gross loan charge-offs ................   1,749     5,535      7,372     7,773     7,660
-------------------------------------------------------------------------------------------------------
Gross loan recoveries:
    Loans secured by real estate:
      Residential:
        One-to-four units ...........................      19      --          125       224       116
        One-to-four units - subprime ................    --        --         --        --        --
        Five or more units ..........................    --        --         --        --        --
      Commercial real estate ........................     250       250      1,610       261       250
      Land ..........................................    --        --         --        --        --
    Non-mortgage:
      Commercial ....................................    --        --         --        --        --
      Automobile ....................................     136       831      1,159       641       305
      Other consumer ................................      14         9          4         5         3
-------------------------------------------------------------------------------------------------------
        Total gross loan recoveries .................     419     1,090      2,898     1,131       674
-------------------------------------------------------------------------------------------------------
Net loan charge-offs:
    Loans secured by real estate:
      Residential:
        One-to-four units ...........................     400       393        910     2,165     4,982
        One-to-four units - subprime ................     316       187       --        --        --
        Five or more units ..........................    --        --           68      --         102
      Commercial real estate ........................    (250)     (250)    (1,610)     (261)     (250)
      Land ..........................................    --        --         --        --        --
    Non-mortgage:
      Commercial ....................................    --        --         --        --         115
      Automobile ....................................     696     3,964      4,959     4,468     1,791
      Other consumer ................................     168       151        147       270       246
-------------------------------------------------------------------------------------------------------
        Total net loan charge-offs ..................  $1,330    $4,445    $ 4,474    $6,642    $6,986
=======================================================================================================
Net loan charge-offs as a percentage of average loans    0.01%     0.06%      0.08%     0.13%     0.16%
=======================================================================================================

(1) Includes amounts associated with the January 1994 Northridge earthquake of $1.0 million in 1996.

     The allocation of the allowance for loan losses at the dates indicated is as shown in the following table.

                                                                          December 31,
                                -------------------------------------------------------------------------------------------------
                                              2000                            1999                            1998
                                -------------------------------------------------------------------------------------------------
                                             Gross   Allowance               Gross   Allowance               Gross      Allowance
                                             Loan    Percentage              Loan    Percentage              Loan      Percentage
                                           Portfolio  to Loan              Portfolio  to Loan              Portfolio    to Loan
(Dollars in Thousands)          Allowance   Balance   Balance   Allowance   Balance   Balance   Allowance   Balance     Balance
---------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ........  $15,254  $7,655,238   0.20%     $12,913  $6,155,399   0.21%     $11,244  $4,047,182     0.28%
     One-to-four units-subprime   10,157   1,743,914   0.58        9,876   1,639,401   0.60        3,055     588,951     0.52
     Five or more units .......      146      19,460   0.75          184      21,055   0.87          401      40,029     1.00
   Commercial real estate .....    2,935     164,604   1.78        2,439     148,327   1.64        2,632     140,790     1.87
   Construction ...............    1,390     118,165   1.18        2,075     176,487   1.18        1,508     127,761     1.18
   Land .......................      332      26,880   1.24          843      67,631   1.25          568      44,859     1.27
Non-mortgage:
   Commercial .................      442      21,721   2.03          334      26,667   1.25          218      28,293     0.77
   Automobile (1) .............      269      39,614   0.68        6,259     399,789   1.57        8,344     357,988     2.33
   Other consumer .............      727      60,653   1.20          619      49,344   1.25          747      41,894     1.78
Not specifically allocated ....    2,800        --       --        2,800        --       --        2,800        --         --
---------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
        investment ............  $34,452  $9,850,249   0.35%     $38,342  $8,684,100   0.44%     $31,517  $5,417,747     0.58%
=================================================================================================================================
                                              1997                            1996
                                ------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ........  $13,396  $4,358,475   0.31%     $12,960  $4,013,190   0.32%
     One-to-four units-subprime    1,256     249,070   0.50          281      33,258   0.84
     Five or more units .......      314      38,278   0.82          517      56,907   0.91
   Commercial real estate .....    4,112     202,425   2.03        6,956     260,609   2.67
   Construction ...............      847      70,865   1.20          773      66,651   1.16
   Land .......................      331      25,687   1.29          466      21,177   2.20
Non-mortgage:
   Commercial .................      196      26,024   0.75          236      22,136   1.07
   Automobile .................    8,016     342,326   2.34        4,303     202,186   2.13
   Other consumer .............      824      47,735   1.73          802      47,281   1.70
Not specifically allocated ....    2,800        --       --        2,800        --       --
--------------------------------------------------------------------------------------------
     Total loans held for
        investment ............  $32,092  $5,360,885   0.60%     $30,094  $4,723,395   0.64%
============================================================================================

(1)  The decline during 2000 primarily reflects the sale of subsidiary.

     Impaired Loans. We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We carry impaired loans at either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the net fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that we collectively evaluate for impairment. For us, loans we collectively review for impairment include all single family loans and performing multi-family and non-residential loans having principal balances of less than $5 million.

     In determining impairment, we consider large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan. We include impairment losses in the allowance for loan losses through a charge to provision for loan losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for loan losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. At December 31, 2000, the recorded investment in loans for which we have recognized impairment totaled $14 million, up from $13 million at December 31, 1999. The total allowance for losses related to these loans was $1 million for both

December 31, 2000 and 1999. During 2000, the total interest recognized on the impaired portfolio was $2.9 million, compared to $1.9 million in 1999. For further information regarding impaired loans, see Note 6 of the Notes to Consolidated Financial Statements on page 78.

     A summary of the activity in the allowance for loan losses associated with impaired loans is shown below for the years indicated. We have recorded provisions and reductions to the allowance associated with changes in classification of loans as impaired and reductions due to loan principal payments.

(In Thousands)                   2000       1999       1998       1997       1996
-----------------------------------------------------------------------------------
Balance at beginning of period  $ 797      $ 810      $1,301     $4,402     $5,292
Provision (reduction) ........      3        (13)       (491)    (3,101)      (890)
Charge-offs ..................   --         --          --         --         --
Recoveries ...................   --         --          --         --         --
-----------------------------------------------------------------------------------
Balance at end of period .....  $ 800      $ 797      $  810     $1,301     $4,402
===================================================================================

     The following table is a summary of the activity in our allowance for real estate and joint ventures held for investment during the years indicated. The provision reductions in all years were, in general, due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood shopping center investments and to a reduction in the investment in certain joint venture investments.

(In Thousands)                    2000     1999      1998     1997     1996
-----------------------------------------------------------------------------
Balance at beginning of period   $2,131  $ 7,717   $21,244  $30,071  $34,338
Provision (reduction) ........      866   (3,666)   (5,296)  (3,190)  (3,306)
Charge-offs ..................     --     (1,920)   (8,231)  (5,637)  (1,035)
Recoveries ...................     --       --       --        --         74
-----------------------------------------------------------------------------
Balance at end of period .....   $2,997  $ 2,131   $ 7,717  $21,244  $30,071
=============================================================================

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

     The following table is a summary of the activity of our allowance for real estate acquired in settlement of loans during the years indicated.

(In Thousands)                    2000     1999     1998      1997       1996
-------------------------------------------------------------------------------
Balance at beginning of period   $--      $ 533    $ 839    $ 1,078    $ 1,217
Provision (reduction) ........     412      (45)     455      1,107      1,658
Charge-offs ..................    (442)    (488)    (761)    (1,346)    (1,797)
Recoveries ...................      30     --       --         --         --
-------------------------------------------------------------------------------
Balance at end of period .....   $--      $--      $ 533    $   839    $ 1,078
===============================================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our sources of funds include deposits, advances from the FHLB and other borrowings; proceeds from the sale of real estate, loans and mortgage-backed securities; payments of loans and mortgage-backed securities and payments for and sales of loan servicing; and income from other investments. Interest rates, real estate sales activity and general economic conditions significantly affect repayments on loans and mortgage-backed securities and deposit inflows and outflows.

     Our primary sources of funds generated during 2000 were from:

     o    principal   repayments--including   prepayments,   but  excluding  our
          refinances  of  our  existing  loans--on  loans  and   mortgage-backed
          securities of $1.8 billion; and

     o a net deposit inflow of $1.5 billion, all of which was in certificates of deposit.

We used these funds primarily to originate loans held for investment of $3.3 billion.

     To the extent 2001 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay borrowings, fund existing and future loans and make investments, continue branch improvement programs and maintain regulatory liquidity requirements, we will utilize borrowing arrangements with the FHLB and other sources. At December 31, 2000, we had commitments to fund loans amounting to $694 million, undisbursed loan funds and unused lines of credit of $148 million, and other contingent liabilities of $2 million. We believe our current sources of funds will enable us to meet these obligations while maintaining our liquidity at appropriate levels.

     The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. Federal regulators reduced the minimum liquidity ratio in 1997 from 5% to 4%. At December 31, 2000, the Bank's ratio was 4.3%, compared to 4.2% at December 31, 1999, and 4.0% at December 31, 1998.

     Downey currently has liquid assets, including due from Bank--interest bearing balances, of $18 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

REGULATORY CAPITAL COMPLIANCE

     The core and tangible capital ratios were 6.42% and the risk-based capital ratio was 12.94% at December 31, 2000. These levels are up slightly from comparable ratios of 6.27% for core and tangible capital and 12.14% for risk-based capital at December 31, 1999, and continue to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation. During 2000, the amount of the Bank's non-includable investment in real estate required to be deducted from regulatory capital was reduced by $28 million due primarily to DSL Service Company's return of $32 million of capital to the Bank associated with the sale of certain real estate investments.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of December 31, 2000.

                                                          Tangible Capital         Core Capital           Risk-Based Capital
                                                        -------------------     ------------------       --------------------
(Dollars in Thousands)                                    Amount    Ratio         Amount   Ratio           Amount    Ratio
-----------------------------------------------------------------------------------------------------------------------------
Stockholder's equity ................................   $722,829                $722,829                 $722,829
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate .    (17,230)                (17,230)                 (17,230)
    Goodwill ........................................     (3,607)                 (3,607)                  (3,607)
    Non-permitted mortgage servicing rights .........     (4,073)                 (4,073)                  (4,073)
   Additions:
    Unrealized gains on securities available for sale       (687)                   (687)                    (687)
    General loss allowance - investment in DSL
       Service Company ..............................        483                     483                      483
    Allowance for loan losses,
      net of specific allowances (1) ................       --                      --                     34,129
-----------------------------------------------------------------------------------------------------------------------------
Regulatory capital ..................................    697,715   6.42%         697,715   6.42%          731,844   12.94%
Well capitalized requirement ........................    162,896   1.50 (2)      542,985   5.00           565,601   10.00 (3)
-----------------------------------------------------------------------------------------------------------------------------
Excess                                                  $534,819   4.92%        $154,730   1.42%         $166,243    2.94%
=============================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 12.34%.

CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards No. 140. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Although it replaces FASB Statement No. 125, it carries over most of statement 125's provisions without reconsideration.

     The accounting provisions are effective for fiscal years beginning after March 15, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 15, 2000. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

     Statement of Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

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

     As part of our secondary marketing activities, we utilize forward sale and purchase derivative contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 2000, sales contracts amounted to approximately $150 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

     On January 1, 2001, we adopted SFAS 133, and at that time, designated those sales contracts as cash flow derivative instruments in accordance with the requirements of the new standard. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk. Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement.

     With the implementation of SFAS 133, we recorded after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet as an increase of $36,000 to net income and a reduction of $388,000 in other comprehensive income.

(In Thousands)                                                             2001
---------------------------------------------------------------------------------
SUMMARY OF TRANSITION ADJUSTMENT AT JANUARY 1:
      BALANCE SHEET
         ASSETS
           Other assets ..............................................     $ 244
           Deferred income tax benefit ...............................       260
---------------------------------------------------------------------------------
                                                                           $ 504
=================================================================================
         LIABILITIES AND STOCKHOLDERS' EQUITY
           Accounts payable and accrued liabilities                        $ 856
           Accumulated other comprehensive loss - unrealized losses on
            derivative instruments ...................................      (388)
           Retained earnings .........................................        36
---------------------------------------------------------------------------------
                                                                           $ 504
=================================================================================
      STATEMENT OF INCOME
         Cumulative effect of a change in accounting principle .......     $  62
         Income taxes ................................................        26
---------------------------------------------------------------------------------
           Net income ................................................     $  36
=================================================================================

     The transition adjustment will be presented as a cumulative effect adjustment as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in our 2001 financial statements. The transition amounts were determined based on the interpretive guidance issued to date by the Financial Accounting Standards Board. The Financial Accounting Standards Board continues to issue interpretive guidance which could require changes in our application of the standard and adjustment to the transition amounts. We will continue to hedge as we have previously done; however, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or the overall economics of the transactions. For further information regarding current accounting issues, see Note 1 of the Notes to Consolidated Financial Statements on page 69.

SALE OF SUBSIDIARY

     On February 29, 2000, the Bank sold its indirect automobile finance subsidiary, Downey Auto Finance Corp., to Auto One Acceptance Corp., a subsidiary of California Federal Bank and recognized a pre-tax gain from the sale of $9.8 million. At December 31, 1999, Downey Auto Finance Corp. had loans totaling $366 million and total assets of $373 million. The proceeds from the sale have provided additional capital to further the growth of our residential lending business.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

         Independent Auditors' Report....................................    63
         Consolidated Balance Sheets.....................................    64
         Consolidated Statements of Income...............................    65
         Consolidated Statements of Comprehensive Income.................    66
         Consolidated Statements of Stockholders' Equity.................    66
         Consolidated Statements of Cash Flows...........................    67
         Notes to Consolidated Financial Statements......................    69

KPMG
  355 South Grand Avenue
  Los Angeles, CA 90071












INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Downey's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                 /s/  KPMG LLP


Los Angeles, California
January 17, 2001

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                                           December 31,
                                                                                   --------------------------
(Dollars in Thousands, Except Per Share Data)                                          2000           1999
-------------------------------------------------------------------------------------------------------------
ASSETS

Cash ...........................................................................   $   108,202   $   121,146
Federal funds ..................................................................        19,601             1
-------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ..................................................       127,803       121,147
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value ..........................................       305,615       171,823
Municipal securities held to maturity, at amortized cost (estimated market value
    of $6,534 at December 31, 2000, and $6,710 at December 31, 1999) ...........         6,550         6,728
Loans held for sale, at lower of cost or market ................................       251,572       136,005
Mortgage-backed securities available for sale, at fair value ...................        10,203        21,719
Loans receivable held for investment ...........................................     9,822,578     8,588,339
Investments in real estate and joint ventures ..................................        17,641        42,172
Real estate acquired in settlement of loans ....................................         9,942         5,899
Premises and equipment .........................................................       104,178       107,978
Federal Home Loan Bank stock, at cost ..........................................       106,356       102,392
Mortgage servicing rights, net .................................................        40,731        34,263
Other assets ...................................................................        90,694        69,075
-------------------------------------------------------------------------------------------------------------
                                                                                   $10,893,863   $ 9,407,540
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................................   $ 8,082,689   $ 6,562,761
Federal Home Loan Bank advances ................................................     1,978,348     2,122,407
Other borrowings ...............................................................           224           373
Accounts payable and accrued liabilities .......................................        54,236        45,682
Deferred income taxes ..........................................................        33,730        23,899
-------------------------------------------------------------------------------------------------------------
    Total liabilities ..........................................................    10,149,227     8,755,122
-------------------------------------------------------------------------------------------------------------
Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") .....................................................       120,000       120,000

STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ...........................................................          --            --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,205,741 shares at December 31, 2000, and 28,148,409
    shares at December 31, 1999 ................................................           282           281
Additional paid-in capital .....................................................        93,239        92,385
Accumulated other comprehensive income (loss) - unrealized gains (losses)
    on securities available for sale ...........................................           687        (1,568)
Retained earnings ..............................................................       530,428       441,320
-------------------------------------------------------------------------------------------------------------
    Total stockholders' equity .................................................       624,636       532,418
-------------------------------------------------------------------------------------------------------------
                                                                                   $10,893,863   $ 9,407,540
=============================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income
                                                                                          Years Ended December 31,
                                                                                 -----------------------------------------
(Dollars in Thousands, Except Per Share Data)                                       2000            1999           1998
--------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans receivable .......................................................   $    760,538    $    519,006   $    421,942
    U.S. Treasury securities and agency obligations ........................         13,387           8,025          7,078
    Mortgage-backed securities .............................................          1,060           1,638          2,780
    Other investments ......................................................          9,375           5,082          8,604
--------------------------------------------------------------------------------------------------------------------------
       Total interest income ...............................................        784,360         533,751        440,404
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits ...............................................................        379,303         256,764        248,337
    Borrowings .............................................................        130,419          64,161         17,720
    Capital securities .....................................................         12,163           5,348           --
--------------------------------------------------------------------------------------------------------------------------
       Total interest expense ..............................................        521,885         326,273        266,057
--------------------------------------------------------------------------------------------------------------------------
    Net interest income ....................................................        262,475         207,478        174,347
Provision for loan losses ..................................................          3,251          11,270          3,899
--------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ....................        259,224         196,208        170,448
--------------------------------------------------------------------------------------------------------------------------
Other income, net:
    Loan and deposit related fees ..........................................         30,089          20,097         15,645
    Real estate and joint ventures held for investment, net:
       Operations, net .....................................................          6,683          10,430         14,510
       Net gains on sales of wholly owned real estate ......................          2,981           5,206          2,557
       (Provision for) reduction of losses on real estate and joint ventures           (866)          3,666          5,296
    Secondary marketing activities:
       Loan servicing fees .................................................         (3,628)          1,672            259
       Net gains on sales of loans and mortgage-backed securities ..........          3,297          14,806          6,462
    Net gains (losses) on sales of investment securities ...................           (106)            288             68
    Gain on sale of subsidiary .............................................          9,762            --             --
    Other ..................................................................          2,342           3,113          2,556
--------------------------------------------------------------------------------------------------------------------------
       Total other income, net .............................................         50,554          59,278         47,353
--------------------------------------------------------------------------------------------------------------------------
Operating expense:
    Salaries and related costs .............................................         82,522          86,163         66,152
    Premises and equipment costs ...........................................         23,220          20,617         16,834
    Advertising expense ....................................................          4,786           8,595          5,954
    Professional fees ......................................................          3,319           2,502          2,867
    SAIF insurance premiums and regulatory assessments .....................          2,626           3,937          3,832
    Other general and administrative expense ...............................         19,716          22,568         20,251
--------------------------------------------------------------------------------------------------------------------------
       Total general and administrative expense ............................        136,189         144,382        115,890
--------------------------------------------------------------------------------------------------------------------------
    Net operation of real estate acquired in settlement of loans ...........            818              19            260
    Amortization of excess of cost over fair value of net assets acquired ..            462             474            510
--------------------------------------------------------------------------------------------------------------------------
       Total operating expense .............................................        137,469         144,875        116,660
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................................................        172,309         110,611        101,141
Income taxes ...............................................................         73,058          46,807         43,168
--------------------------------------------------------------------------------------------------------------------------
    Net income .............................................................   $     99,251    $     63,804   $     57,973
==========================================================================================================================
PER SHARE INFORMATION:
    Basic ..................................................................   $       3.52    $       2.27   $       2.06
==========================================================================================================================
    Diluted ................................................................   $       3.51    $       2.26   $       2.05
==========================================================================================================================
    Cash dividends declared and paid .......................................   $       0.36    $       0.35   $       0.32
==========================================================================================================================
    Weighted average diluted shares outstanding ............................     28,225,551      28,175,537     28,176,243
==========================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

                                                                                          Years Ended December 31,
                                                                                   ------------------------------------
(In Thousands)                                                                        2000         1999         1998
-----------------------------------------------------------------------------------------------------------------------
Net income .....................................................................   $  99,251    $  63,804    $  57,973
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive  income (loss),  net of income taxes (benefits):
   Unrealized gains (losses) on securities available for sale:
     U.S. Treasury securities, agency obligations and other investment
       securities available for sale, at fair value ............................       2,032       (1,874)       1,104
     Mortgage-backed securities available for sale, at fair value ..............         173         (281)        (422)
     Less reclassification of realized gains (losses) included in net income ...         (50)         166           39
-----------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss), net of income taxes (benefits) .....       2,255       (2,321)         643
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income ...........................................................   $ 101,506    $  61,483    $  58,616
=======================================================================================================================

Consolidated Statements of Stockholders' Equity
                                                                                Accumulated
                                                                   Additional      Other
                                                       Common       Paid-in    Comprehensive     Retained
(Dollars in Thousands, Except Per Share Data)          Stock        Capital     Income (Loss)    Earnings         Total
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 ....................   $     268     $  45,954     $     110      $ 384,014      $ 430,346
Cash dividends, $0.32 per share ..................        --            --            --           (8,889)        (8,889)
Stock dividend ...................................          13        45,702          --          (45,732)           (17)
Exercise of stock options ........................        --             510          --             --              510
Unrealized gains on securities available for sale         --            --             643           --              643
Net income .......................................        --            --            --           57,973         57,973
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 ....................         281        92,166           753        387,366        480,566
Cash dividends, $0.35 per share ..................        --            --            --           (9,850)        (9,850)
Exercise of stock options ........................        --             219          --             --              219
Unrealized losses on securities available for sale        --            --          (2,321)          --           (2,321)
Net income .......................................        --            --            --           63,804         63,804
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999 ....................         281        92,385        (1,568)       441,320        532,418
Cash dividends, $0.36 per share ..................        --            --            --          (10,143)       (10,143)
Exercise of stock options ........................           1           854          --             --              855
Unrealized gains on securities available for sale         --            --           2,255           --            2,255
Net income .......................................        --            --            --           99,251         99,251
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000 ....................   $     282     $  93,239     $     687      $ 530,428      $ 624,636
=========================================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                            Years Ended December 31,
                                                                                   ---------------------------------------
(In Thousands)                                                                         2000          1999          1998
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ...................................................................   $   99,251   $    63,804   $    57,973
  Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization .............................................       32,957        22,427        16,660
     Provision for (recovery of) losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures and
       other assets ............................................................        4,527         7,640        (1,017)
     Net gains on sales of loans and mortgage-backed securities, investment
       securities, real estate and other assets ................................      (10,111)      (27,086)      (20,365)
     Gain on sale of subsidiary ................................................       (9,762)         --            --
     Interest capitalized on loans (negative amortization) .....................      (72,641)      (29,429)      (18,953)
     Federal Home Loan Bank stock dividends ....................................       (7,522)       (2,941)       (2,728)
  Loans originated for sale ....................................................   (1,729,220)   (2,042,274)   (2,162,583)
  Proceeds from sales of:
     Loans held for sale .......................................................      586,728       935,485     1,130,164
     Mortgage-backed securities available for sale .............................      963,712     1,386,151       608,158
  Increase in other, net .......................................................      (27,160)      (12,829)       (5,294)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ...........................     (169,241)      300,948      (397,985)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities: Proceeds from sales of:
     Subsidiary, net ...........................................................      379,234          --            --
     U.S. Treasury securities, agency obligations and other
       investment securities available for sale ................................       29,645        67,195        60,319
     Loans held for investment .................................................       99,751        50,856          --
     Wholly owned real estate and real estate acquired in settlement
       of loans ................................................................       38,707        25,863        14,035
     Federal Home Loan Bank stock ..............................................       17,516          --            --
  Proceeds from maturities of U.S. Treasury securities, agency obligations
     and other investment securities available for sale ........................       22,000          --          10,001
  Purchase of:
     U.S. Treasury securities, agency obligations and other investment
       securities available for sale ...........................................     (181,905)     (126,403)      (25,000)
     Loans receivable held for investment ......................................      (18,828)      (49,669)       (7,463)
     Federal Home Loan Bank stock ..............................................      (13,958)      (50,021)       (2,617)
  Loans receivable originated held for investment (net of refinances of $165,148 at December 31, 2000, $145,316 at December 31, 1999 and
     $120,638 at December 31, 1998) ............................................   (3,317,104)   (4,938,395)   (1,854,801)
  Principal payments on loans receivable held for investment and
     mortgage-backed securities available for sale .............................    1,823,685     1,688,205     1,830,492
  Net change in undisbursed loan funds .........................................      (59,588)       38,154        43,222
  Investments in real estate held for investment ...............................       (1,356)      (10,712)       (4,074)
  Other, net ...................................................................       (8,334)      (14,655)      (10,147)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ...........................   (1,190,535)   (3,319,582)       53,967
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
                                                                                             Years Ended December 31,
                                                                                    -----------------------------------------
(In Thousands)                                                                         2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits ....................................................   $ 1,519,928    $ 1,523,028    $   169,755
   Net decrease in securities sold under agreements to repurchase ..............          --             --          (34,803)
   Proceeds from Federal Home Loan Bank advances ...............................     6,059,445      7,166,737        857,200
   Repayments of Federal Home Loan Bank advances ...............................    (6,203,504)    (5,739,342)      (514,646)
   Net decrease in other borrowings ............................................          (149)        (8,335)       (87,766)
   Proceeds from issuance of capital securities, net ...........................          --          115,063           --
   Proceeds from exercise of stock options .....................................           855            219            510
   Cash dividends ..............................................................       (10,143)        (9,850)        (8,889)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ......................................     1,366,432      3,047,520        381,361
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ......................................         6,656         28,886         37,343
Cash and cash equivalents at beginning of period ...............................       121,147         92,261         54,918
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .....................................   $   127,803    $   121,147    $    92,261
=============================================================================================================================
Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
     Interest ..................................................................   $   511,943    $   325,769    $   266,407
     Income taxes ..............................................................        73,744         22,064         52,784
Supplemental disclosure of non-cash investing:
   Loans transferred from (to) held for investment to (from) held for sale .....        54,993         42,570         (3,056)
   Loans exchanged for mortgage-backed securities ..............................       970,319      1,387,364        608,831
   Real estate acquired in settlement of loans .................................        18,389         11,263         14,958
   Loans to facilitate the sale of real estate acquired in settlement of loans .         6,896          6,501         14,084
=============================================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)
For the Years Ended December 31, 2000, 1999 and 1998


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

     Business

     Downey provides a full range of financial services to individual and corporate customers. Downey is subject to competition from other financial institutions. Downey is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

     Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the results of operations for the reporting periods. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for losses on loans, real estate and mortgage servicing rights ("MSRs"). Management believes that the allowances established for losses on loans, real estate and MSRs are adequate. While management uses available information to recognize losses on loans, real estate and MSRs, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey's allowances for losses on loans, real estate and MSRs. Such agencies may require Downey to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     Downey is required to carry its loans held for sale portfolio, mortgage-backed and investment securities available for sale portfolio, real estate acquired in settlement of loans, real estate held for investment or under development and MSRs at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset. Such estimates related to the mortgage-backed and investment securities portfolios include published bid prices or bid quotations received from securities dealers. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit with maturities three months or less and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


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

     Gains or Losses on Sales of Loans and Mortgage Servicing Assets

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey capitalizes MSRs acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, and inflation, default and interest rates for mortgages.

     The Company capitalizes and measures impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%), and loan term for adjustable rate mortgages. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing fees.

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

     Interest income on loans is accrued based on the outstanding principal amount of loans using the interest method. Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity. The amortization of discounts into income is discontinued on loans that are contractually ninety days past due or when collection of interest appears doubtful.

     Loan origination fees and related incremental direct loan origination costs are deferred and amortized to income using the interest method over the contractual life of the loans, adjusted for actual prepayments. Fees received for a commitment to originate or purchase a loan or group of loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment. The amortization of deferred fees and costs is discontinued on loans that are contractually ninety days past due or when collection of interest appears doubtful.

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

     Allowance for Loan Losses

     The allowance for loan losses is maintained at an amount management deems adequate to cover inherent losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific major loans (loans over $5 million), management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Downey reviews all loans under $5 million by analyzing their performance and

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     composition of their collateral as a whole, because of the relatively homogeneous nature of the portfolios. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to loans with no well-defined deficiency or weakness and are determined by applying against such loans factors for each major loan category that consider past loss experience and loan duration. Allocated allowances relate to loans with well-defined deficiencies or weaknesses and are generally determined by loss factors that consider past loss experience for such loans or are determined by the excess of the recorded investment in the loan over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other factors such as prevailing and forecasted economic conditions.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Real Estate Acquired in Settlement of Loans

     Real estate acquired through foreclosure is initially recorded at fair value (net of an allowance for estimated selling costs and delinquent property taxes) on the date of foreclosure and a writedown is recorded or a valuation allowance is established for any subsequent declines in fair value. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

     Premises and Equipment

     Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


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

     Current Accounting Pronouncement

     Statement of Financial Accounting Standards No. 140. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Although it replaces FASB Statement No. 125, it carries over most of statement 125's provisions without reconsideration.

     The accounting provisions are effective for fiscal years beginning after March 15, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 15, 2000. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

     Statement of Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

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

     As part of secondary marketing activities, Downey utilizes forward sale and purchase derivative contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 2000, sales contracts amounted to approximately $150 million. These contracts have a high correlation to the price movement of the loans being hedged. There is no recognition of unrealized gains and losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of loans and mortgage-backed securities.

     On January 1, 2001, Downey adopted SFAS 133, and at that time, designated those sales contracts as cash flow derivative instruments in accordance with the requirements of the new standard. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement.

     With the implementation of SFAS 133, Downey recorded after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet as an increase of $36,000 to net income and a reduction of $388,000 in other comprehensive income.

     (In Thousands)                                                          2001
     -----------------------------------------------------------------------------
     Summary of transition adjustment at January 1:
         Balance Sheet
            Assets
              Other assets ..............................................   $ 244
              Deferred income tax benefit ...............................     260
     -----------------------------------------------------------------------------
                                                                            $ 504
     =============================================================================
            Liabilities and Stockholders' Equity
              Accounts payable and accrued liabilities ..................   $ 856
              Accumulated other comprehensive loss - unrealized losses on
               derivative instruments ...................................    (388)
              Retained earnings .........................................      36
     -----------------------------------------------------------------------------
                                                                            $ 504
     =============================================================================
         Statement of Income
            Cumulative effect of a change in accounting principle .......   $  62
            Income taxes ................................................      26
     -----------------------------------------------------------------------------
              Net income ................................................   $  36
     =============================================================================

     The transition adjustment will be presented as a cumulative effect adjustment as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in Downey's 2001 financial statements. The transition amounts were determined based on the interpretive guidance issued to date by the Financial Accounting Standards Board. The Financial Accounting Standards Board continues to issue interpretive guidance which could require changes in Downey's application of the standard and adjustment to the transition amounts. Downey will continue to hedge as previously done; however, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or the overall economics of the transactions.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"). All such amounts received are nontaxable under the Internal Revenue Code.

     All assets subject to the Butterfield Assistance Agreement were sold or repurchased by the Federal Deposit Insurance Corporation ("FDIC") on December 29, 1995. By its terms, the Butterfield Assistance Agreement terminated on March 31, 1997.

     The Butterfield Assistance Agreement provides broad authority to the FDIC to conduct audits. A compliance audit was completed by the FDIC for the period July 1, 1993 to June 30, 1996. A final post termination audit of the Butterfield Assistance Agreement by the FDIC remains to be completed.

(3)  U.S.  Treasury   Securities,   Agency   Obligations  and  Other  Investment
     Securities Available for Sale

     The amortized cost and estimated market value of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

                                                        Gross      Gross    Estimated
                                          Amortized  Unrealized  Unrealized   Market
     (In Thousands)                          Cost       Gains      Losses     Value
     --------------------------------------------------------------------------------
     U.S. Treasury and agency securities   $283,132   $  1,069    $     99   $284,102
     Corporate securities ..............     21,212        301        --       21,513
     --------------------------------------------------------------------------------
     December 31, 2000 .................   $304,344   $  1,370    $     99   $305,615
     ================================================================================
     U.S. Treasury and agency securities
       at December 31, 1999 ............   $174,223   $   --      $  2,400   $171,823
     ================================================================================

     At December  31, 2000,  $283 million in amortized  cost and $284 million in
     estimated  market  value  of  these  investment   securities  contain  call
     provisions. The call dates range from January 5, 2001 to June 2, 2002.

     The amortized cost and estimated market value of U.S. Treasury securities, agency obligations and other investment securities available for sale at December 31, 2000, by contractual maturity, are shown below.

                                                             Amortized   Market
     (In Thousands)                                            Cost       Value
     ---------------------------------------------------------------------------
     Due in one year or less .................               $  5,000   $  5,008
     Due after one year through five years (1)                299,344    300,607
     ---------------------------------------------------------------------------
     Total ...................................               $304,344   $305,615
     ===========================================================================

     (1) No investment matures beyond five years.

     Proceeds, gross realized gains and losses on the sales of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

     (In Thousands)                                    2000      1999      1998
     ---------------------------------------------------------------------------
     Proceeds ............                           $29,645   $67,195   $60,319
     ===========================================================================
     Gross realized gains                            $     4   $   288   $    68
     ===========================================================================
     Gross realized losses                           $   110   $  --     $  --
     ===========================================================================

     Net unrealized gains on investment securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $1.3 million, or $0.7 million net of income

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     taxes, at December 31, 2000, compared to net unrealized losses of $2.4 million, or $1.4 million net of income taxes, at December 31, 1999.

(4) Loans and Mortgage-Backed Securities Purchased Under Resale Agreements and Other Investment Securities Held to Maturity

     Loans and Mortgage-Backed Securities Purchased Under Resale Agreements

     There were no outstanding loans or mortgage-backed securities purchased under resale agreements at December 31, 2000 or 1999. The average interest rate and balance of such transactions was 6.70% and $3 million, respectively, during 2000 and 5.16% and $4 million, respectively, during 1999. There was no amount outstanding at any month-end during 2000 and 1999.

     Municipal Securities Held to Maturity

     The amortized cost and estimated market value of municipal securities held to maturity are summarized as follows:

                                                   Gross      Gross    Estimated
                                      Amortized  Unrealized Unrealized   Market
     (In Thousands)                     Cost       Gains      Losses      Value
     --------------------------------------------------------------------------
     December 31, 2000                 $6,550     $    --     $   16     $6,534
     ==========================================================================
     December 31, 1999                 $6,728     $    --     $   18     $6,710
     ==========================================================================

     All of the investment at December 31, 2000 and all but $30,000 of the investment in 1999 represents an industrial revenue bond on which the interest income is not subject to federal income taxes and matures in 2015.

(5)  Mortgage-Backed Securities Available for Sale

     The amortized cost and estimated market value of the mortgage-backed securities available for sale are summarized as follows:

                                                 Gross        Gross    Estimated
                                   Amortized   Unrealized  Unrealized    Market
     (In Thousands)                   Cost       Gains       Losses       Value
    ----------------------------------------------------------------------------
     December 31, 2000:
       FHLMC certificates ....      $ 4,182     $  --       $    29     $ 4,153
       Non-agency certificates        6,086           6          42       6,050
    ----------------------------------------------------------------------------
          Total ..............      $10,268     $     6     $    71     $10,203
    ============================================================================
     December 31, 1999:
       GNMA certificates .....      $ 5,112     $   100     $     1     $ 5,211
       FNMA certificates .....          125           3        --           128
       FHLMC certificates ....        8,936        --           257       8,679
       Non-agency certificates        7,897          10         206       7,701
    ----------------------------------------------------------------------------
          Total ..............      $22,070     $   113     $   464     $21,719
    ============================================================================

     Net unrealized losses on mortgage-backed securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $65,000, or $37,000 net of income taxes, at December 31, 2000. At December 31, 1999, net unrealized losses were recognized in

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     stockholders' equity as accumulated other comprehensive income in the amount of $350,000, or $202,000 net of income taxes.

     Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

     (In Thousands)                            2000         1999         1998
     ---------------------------------------------------------------------------
     Proceeds ............                  $  963,712   $1,386,151   $  608,158
     ===========================================================================
     Gross realized gains                   $    4,788   $   14,017   $    3,490
     ===========================================================================
     Gross realized losses                  $    5,690   $    2,504   $    3,814
     ===========================================================================

(6)  Loans Receivable

     Loans receivable are summarized as follows:

                                                                      December 31,
                                                              ---------------------------
     (In Thousands)                                               2000           1999
     ------------------------------------------------------------------------------------
     Held for investment:
       Loans secured by real estate:
          Residential:
            One-to-four units .............................   $ 7,655,238    $ 6,155,399
            One-to-four units - subprime ..................     1,743,914      1,639,401
            Five or more units ............................        19,460         21,055
          Commercial real estate ..........................       164,604        148,327
          Construction ....................................       118,165        176,487
          Land ............................................        26,880         67,631
       Non-mortgage:
          Commercial ......................................        21,721         26,667
          Automobile ......................................        39,614        399,789
          Other consumer ..................................        60,653         49,344
     ------------------------------------------------------------------------------------
            Total loans receivable held for investment ....     9,850,249      8,684,100
       Less:
          Undisbursed loan funds ..........................       (72,328)      (125,159)
          Net deferred costs and premiums .................        79,109         67,740
          Allowance for estimated losses ..................       (34,452)       (38,342)
     ------------------------------------------------------------------------------------
            Total loans receivable held for investment, net   $ 9,822,578    $ 8,588,339
     ====================================================================================
     Held for sale:
       Loans secured by residential one-to-four units .....   $   251,572    $   136,005
     ====================================================================================

     Over 93% of the real estate securing Downey's loans is located in California.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     A summary of activity in the allowance for loan losses for loans receivable held for investment during 2000, 1999 and 1998 follows:

                                                                                                  Not
                                                   Real                             Other    Specifically
     (In Thousands)                               Estate   Commercial  Automobile  Consumer    Allocated    Total
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ...........   $ 20,256    $    196   $  8,016    $    824    $  2,800   $ 32,092
     Provision for (reduction of) loan losses     (1,480)         22      5,287          70        --        3,899
     Charge-offs ............................     (1,103)       --       (6,118)       (151)       --       (7,372)
     Recoveries .............................      1,735        --        1,159           4        --        2,898
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998 ...........     19,408         218      8,344         747       2,800     31,517
     Provision for loan losses ..............      9,252         116      1,879          23        --       11,270
     Charge-offs ............................       (580)       --       (4,795)       (160)       --       (5,535)
     Recoveries .............................        250        --          831           9        --        1,090
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999 ...........     28,330         334      6,259         619       2,800     38,342
     Provision for loan losses ..............      2,350         108        517         276        --        3,251
     Charge-offs ............................       (735)       --         (832)       (182)       --       (1,749)
     Recoveries .............................        269        --          136          14        --          419
     Transfers (1) ..........................       --          --       (5,811)       --          --       (5,811)
     --------------------------------------------------------------------------------------------------------------
     Balance at December 31, 2000 ...........   $ 30,214    $    442   $    269    $    727    $  2,800   $ 34,452
     ==============================================================================================================

     (1)  Reduction in 2000 was due to the sale of subsidiary.

     Net charge-offs represented 0.01%, 0.06% and 0.08% of average loans for 2000, 1999 and 1998, respectively.

     All impaired loans at December 31, 2000 and 1999 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

                                                 Net       Specific       Net
     (In Thousands)                        Carrying Value  Allowance    Balance
     ---------------------------------------------------------------------------
     December 31, 2000:
       Loans with specific allowances ..       $  --       $    --       $  --
       Loans without specific allowances        13,841          --        13,841
     ---------------------------------------------------------------------------
       Total impaired loans ............       $13,841     $    --       $13,841
     ===========================================================================
     December 31, 1999:
       Loans with specific allowances ..       $  --       $    --       $  --
       Loans without specific allowances        13,049          --        13,049
     ---------------------------------------------------------------------------
       Total impaired loans ............       $13,049     $    --       $13,049
     ===========================================================================

     The average recorded investment in impaired loans totaled $13 million in both 2000 and 1999. During 2000, total interest recognized on the impaired loan portfolio was $2.9 million, compared to $1.9 million in 1999 and $2.0 million in 1998.

     The combined weighted average interest yield on loans receivable held for investment and sale was 8.45% and 7.67% as of December 31, 2000 and 1999, respectively, and averaged 7.99%, 7.48% and 7.89% during 2000, 1999 and 1998, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $45 million and $33 million as of December 31, 2000 and 1999, respectively. At December 31, 2000 we had less than $1 million of troubled debt restructurings on accrual status representing a single one-to-four unit residential loan.

     Interest due on non-accrual loans, but excluded from interest income, was approximately $1.8 million for 2000, $1.1 million for 1999 and $0.5 million for 1998.

     Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates ("related parties") on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 2000, the Bank had extended loans to two of its directors and their associates totaling $23 million. At December 31, 1999, the Bank had extended loans to one director and his associates totaling $27 million. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2000 and 1999:

     (In Thousands)                                           2000        1999
     ---------------------------------------------------------------------------
     Balance at beginning of period                        $ 26,657    $ 25,763
     Additions ....................                             632       4,149
     Repayments ...................                          (4,222)     (3,255)
     ---------------------------------------------------------------------------
     Balance at end of period .....                        $ 23,067    $ 26,657
     ===========================================================================

(7)  Investments in Real Estate and Joint Ventures

     Investments in real estate and joint ventures are summarized as follows:

                                                                           December 31,
     (In Thousands)                                                      2000        1999
     --------------------------------------------------------------------------------------
     Gross investments in real estate (1) .........................   $ 23,948    $ 46,715
     Accumulated depreciation .....................................     (7,313)     (7,127)
     Allowance for estimated losses ...............................     (1,492)     (2,131)
     --------------------------------------------------------------------------------------
       Investments in real estate .................................     15,143      37,457
     --------------------------------------------------------------------------------------
     Investments in and interest bearing advances to joint ventures      4,003       4,715
     Joint venture valuation allowance ............................     (1,505)       --
     --------------------------------------------------------------------------------------
       Investments in joint ventures ..............................      2,498       4,715
     --------------------------------------------------------------------------------------
       Total investments in real estate and joint ventures ........   $ 17,641    $ 42,172
     ======================================================================================

     (1) Includes $0.9 million invested in low income housing.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of $3 million and general valuation allowances of less than $1 million, at December 31, 2000:

     (In Thousands)                                          California    Arizona     Other      Total
     ----------------------------------------------------------------------------------------------------
     Shopping centers .....................................   $  1,916    $  6,351   $   --     $  8,267
     Office buildings .....................................        702        --         --          702
     Residential ..........................................      3,063        --         --        3,063
     Land .................................................      5,524         109        459      6,092
     ----------------------------------------------------------------------------------------------------
       Total real estate before general valuation allowance   $ 11,205    $  6,460   $    459     18,124
     General valuation allowance ..........................                                         (483)
     ----------------------------------------------------------------------------------------------------
     Net investment in real estate and joint ventures .....                                     $ 17,641
     ====================================================================================================

     A summary of real estate and joint venture operations included in Downey's results of operations follows:

     (In Thousands)                                                     2000        1999        1998
     -------------------------------------------------------------------------------------------------
     Wholly owned operations:
       Rental operations:
          Rental income ..........................................   $  3,617    $  4,950    $  5,189
          Costs and expenses .....................................     (1,045)     (1,128)     (1,466)
     -------------------------------------------------------------------------------------------------
            Net rental operations ................................      2,572       3,822       3,723
       Net gains on sales of real estate .........................      2,981       5,206       2,557
       Reduction of losses on real estate ........................        639       2,266       5,081
     -------------------------------------------------------------------------------------------------
          Total wholly owned operations ..........................      6,192      11,294      11,361
     -------------------------------------------------------------------------------------------------
     Joint venture operations:
       Equity in net income from joint ventures ..................      3,224       5,352       9,203
       Reduction of (provision for) losses provided by DSL Service
          Company ................................................     (1,505)      1,400         215
     -------------------------------------------------------------------------------------------------
          Net joint venture operations ...........................      1,719       6,752       9,418
     Interest from joint venture advances ........................        887       1,256       1,584
     -------------------------------------------------------------------------------------------------
       Total joint venture operations ............................      2,606       8,008      11,002
     -------------------------------------------------------------------------------------------------
          Total ..................................................   $  8,798    $ 19,302    $ 22,363
     =================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Activity in the allowance for losses on real estate and investments in joint ventures for 2000, 1999 and 1998 is as follows:

                                                    Real Estate  Commercial   Residential
                                                     Held for    Real Estate  Real Estate  Investments
                                                     or Under     Held for     Held for     In Joint
     (In Thousands)                                 Development  Investment   Investment    Ventures      Total
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997 ................   $  5,829    $  2,021      $ 11,767     $  1,627    $ 21,244
     Provision for (reduction of) estimated losses         33        (427)       (4,687)        (215)     (5,296)
     Charge-offs .................................     (1,151)       --          (7,080)        --        (8,231)
     Recoveries ..................................       --          --            --           --          --
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998 ................      4,711       1,594          --          1,412       7,717
     Reduction of estimated losses ...............     (1,741)       (525)         --         (1,400)     (3,666)
     Charge-offs .................................     (1,908)       --            --            (12)     (1,920)
     Recoveries ..................................       --          --            --           --          --
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999 ................      1,062       1,069          --           --         2,131
     Provision for (reduction of) estimated losses       --          (639)         --          1,505         866
     Charge-offs .................................       --          --            --           --          --
     Recoveries ..................................       --          --            --           --          --
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 2000 ................   $  1,062    $    430      $   --       $  1,505    $  2,997
     ============================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Condensed financial information of joint ventures reported on the equity method is as follows:

     Condensed Combined Balance Sheets - Joint Ventures
                                                                      December 31,
                                                                  ---------------------
     (In Thousands)                                                 2000        1999
     ----------------------------------------------------------------------------------
     Assets
     Cash .....................................................   $  2,182    $  1,870
     Projects under development ...............................      6,879      12,523
     Completed projects .......................................     20,468      25,155
     Other assets .............................................      1,474       2,903
     ----------------------------------------------------------------------------------
                                                                  $ 31,003    $ 42,451
     ==================================================================================
     Liabilities and Equity
     Liabilities:
       Notes payable to the Bank ..............................   $ 23,398    $ 34,697
       Notes payable to others ................................      4,282       3,230
       Other ..................................................      4,755       6,175
     Equity (deficit):
       DSL Service Company (1) ................................      2,498       4,715
       Allowance for losses recorded by DSL Service Company (2)      1,505        --
       Other partners' (2) ....................................     (5,435)     (6,366)
     ----------------------------------------------------------------------------------
         Net deficit ..........................................     (1,432)     (1,651)
     ----------------------------------------------------------------------------------
                                                                  $ 31,003    $ 42,451
     ==================================================================================

     (1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
     (2) The aggregate other partners' deficit of $5 million and $6 million at December 31, 2000 and 1999, respectively, represents their equity interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include not only the net profit on sales and the operating results of the real estate assets, but depreciation expense and funding costs as well. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. The allowance at December 31, 2000 totaled $2 million.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Condensed Combined Statements of Operations - Joint Ventures

     (In Thousands)                                       2000        1999        1998
     -----------------------------------------------------------------------------------
     Real estate sales:
        Sales ......................................   $ 32,237    $ 40,096    $ 59,095
        Cost of sales ..............................    (26,021)    (31,770)    (39,261)
     -----------------------------------------------------------------------------------
         Net gains on sales ........................      6,216       8,326      19,834
     -----------------------------------------------------------------------------------
     Rental operations:
        Rental income ..............................      3,849       5,825       6,252
        Operating expenses .........................       (901)     (2,192)     (2,409)
        Interest, depreciation and other expenses ..     (3,131)     (4,236)     (5,271)
     -----------------------------------------------------------------------------------
         Net loss on rental operations .............       (183)       (603)     (1,428)
     -----------------------------------------------------------------------------------
     Net income ....................................      6,033       7,723      18,406
     Less other partners' share of net income ......      2,809       2,371       9,203
     -----------------------------------------------------------------------------------
     DSL Service Company's share of net income .....      3,224       5,352       9,203
     Reduction of (provision for) losses provided by
       DSL Service Company .........................     (1,505)      1,400         215
     -----------------------------------------------------------------------------------
     DSL Service Company's share of net income .....   $  1,719    $  6,752    $  9,418
     ===================================================================================

(8)  Real Estate Acquired in Settlement of Loans

     Real estate acquired in settlement of loans is recorded at the lower of cost or fair value on an individual asset basis.

     The type and amount of real estate acquired in settlement of loans is summarized as follows:

                                                                   December 31,
                                                                 ---------------
     (In Thousands)                                               2000     1999
     ---------------------------------------------------------------------------
     Residential one-to-four units .....................         $6,651   $4,973
     Residential one-to-four units - subprime ..........          3,291      926
     ---------------------------------------------------------------------------
       Total real estate acquired in settlement of loans         $9,942   $5,899
     ===========================================================================

     A summary of net operation of real estate acquired in settlement of loans included in Downey's results of operations follows:

     (In Thousands)                                                      2000       1999       1998
     ------------------------------------------------------------------------------------------------
     Net gains on sales ............................................   $  (669)   $  (704)   $(1,417)
     Net operating expense .........................................     1,075        768      1,222
     Provision for (reduction of) estimated losses .................       412        (45)       455
     ------------------------------------------------------------------------------------------------
       Net operations of real estate acquired in settlement of loans   $   818    $    19    $   260
     ================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Activity in the allowance for estimated losses on real estate acquired through foreclosure for 2000, 1999 and 1998 is as follows:

     (In Thousands)                                      2000     1999     1998
     ---------------------------------------------------------------------------
     Balance at beginning of period .................   $--      $ 533    $ 839
     Provision for  (reduction of) real estate losses     412      (45)     455
     Charge-offs ....................................    (442)    (488)    (761)
     Recoveries .....................................      30     --       --
     ---------------------------------------------------------------------------
     Balance at end of period .......................   $--      $--      $ 533
     ===========================================================================

(9)  Premises and Equipment

     Premises and equipment are summarized as follows:

                                                               December 31,
                                                          ----------------------
     (In Thousands)                                         2000         1999
     ---------------------------------------------------------------------------
     Land ....................................           $  24,626    $  23,653
     Building and improvements ...............              91,361       90,591
     Furniture, fixtures and equipment .......              67,331       64,693
     Construction in progress ................                 769           18
     Other ...................................                  62           62
     ---------------------------------------------------------------------------
       Total premises and equipment ..........             184,149      179,017
     Accumulated depreciation and amortization             (79,971)     (71,039)
     ---------------------------------------------------------------------------
       Total premises and equipment, net .....           $ 104,178    $ 107,978
     ===========================================================================

     Downey has commitments under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period. Rental expense was $2.3 million in 2000, $2.1 million in 1999 and $1.7 million in 1998. The following table summarizes future minimum rental commitments under noncancelable leases.

     (In Thousands)
     ---------------------------------------------------------------------------
     2001 .........                                                       $2,247
     2002 .........                                                        1,725
     2003 .........                                                        1,264
     2004 .........                                                          588
     2005 .........                                                          646
     Thereafter (1)                                                          769
     ---------------------------------------------------------------------------
       Total future lease commitments                                     $7,239
     ===========================================================================

     (1) There are no lease commitments beyond the year 2010 though options to renew at that time are available.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(10) Federal Home Loan Bank Stock

     The Bank's required investment in FHLB stock, based on December 31, 2000 financial data, was $99 million. The investment in FHLB stock amounted to $106 million and $102 million at December 31, 2000 and 1999, respectively.

(11) Mortgage Servicing Rights

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $4.0 billion at December 31, 2000 and $2.9 billion at December 31, 1999.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $8 million and $5 million at December 31, 2000 and 1999, respectively.

     A summary of activity in mortgage servicing rights and the allowance for mortgage servicing rights during 2000, 1999 and 1998 as well as the estimated fair value of mortgage servicing rights at each period end are as follows:

     (In Thousands)                                2000        1999        1998
     ----------------------------------------------------------------------------
     Gross balance at beginning of period ...   $ 34,266    $  8,256    $  2,161
     Additions ..............................     18,510      29,271       7,276
     Amortization ...........................     (5,968)     (3,051)       (653)
     Sale of servicing ......................       --          --           (17)
     Impairment write-down ..................       (594)       (210)       (511)
     ----------------------------------------------------------------------------
        Gross balance at end of period ......     46,214      34,266       8,256
     ----------------------------------------------------------------------------
     Allowance balance at beginning of period          3         464         206
     Provision for (reduction of) impairment       6,074        (251)        769
     Impairment write-down ..................       (594)       (210)       (511)
     ----------------------------------------------------------------------------
        Allowance balance at end of period ..      5,483           3         464
     ----------------------------------------------------------------------------
        Mortgage servicing rights, net ......   $ 40,731    $ 34,263    $  7,792
     ============================================================================
     Estimated fair value (1) ...............   $ 41,826    $ 37,048    $  7,844
     ============================================================================

     (1) The estimated fair value exceeded book value for certain asset stratum. Excludes loans sold or securitized prior to 1996 without capitalized mortgage servicing rights.

     The unpaid principal balances of mortgage loans serviced for others with capitalized mortgage servicing rights was $3.8 billion at December 31, 2000 and $2.7 billion at December 31, 1999. The weighted average interest rate on the associated loans was 7.56% at December 31, 2000 and 7.23% at December 31, 1999.

     The components of loan servicing fees included in Downey's results of operations are summarized as follows:

     (In Thousands)                              2000       1999       1998
     ------------------------------------------------------------------------
     Income from servicing operations ......   $ 8,414    $ 4,472    $ 1,681
     Amortization of MSRs ..................    (5,968)    (3,051)      (653)
     (Provision for) reduction of impairment    (6,074)       251       (769)
     ------------------------------------------------------------------------
     Loan servicing fees ...................   $(3,628)   $ 1,672    $   259
     ========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(12) Other Assets

     Other assets are summarized as follows:

                                                                  December 31,
                                                               -----------------
     (In Thousands)                                              2000      1999
     ---------------------------------------------------------------------------
     Accounts receivable ..........................            $ 2,406   $ 3,338
     Accrued interest receivable:
       Loans ......................................             61,131    43,240
       Mortgage-backed securities .................                 60       123
       Investment securities ......................              6,206     3,360
     Prepaid expenses .............................             14,210    12,362
     Excess of purchase price over fair value of
       assets acquired and liabilities assumed, net              3,608     4,070
     Repossessed automobiles, net .................                 76       314
     Other ........................................              2,997     2,268
     ---------------------------------------------------------------------------
       Total other assets .........................            $90,694   $69,075
     ===========================================================================

(13) Deposits

     Deposits are summarized as follows:

                                                          December 31,
                                         ---------------------------------------------
                                                 2000                   1999
                                         ---------------------------------------------
                                          Weighted               Weighted
                                          Average                Average
     (Dollars in Thousands)                 Rate       Amount      Rate        Amount
     ---------------------------------------------------------------------------------
     Transaction accounts:
       Non-interest-bearing checking .         -%   $  244,311         -%   $  182,165
       Interest-bearing checking (1) .      0.78       395,640      1.00       383,973
       Money market ..................      2.88        89,408      2.91        95,947
       Regular passbook ..............      3.41       754,127      3.62       827,854
     ---------------------------------------------------------------------------------
          Total transaction accounts .      2.12     1,483,486      2.46     1,489,939
     Certificates of deposit:
       Less than 3.00% ...............      2.41         6,357      2.47         8,717
       3.00-3.49 .....................      3.45            25      3.02            16
       3.50-3.99 .....................      3.97           384      3.92         3,786
       4.00-4.49 .....................      4.19        26,916      4.32       210,127
       4.50-4.99 .....................      4.82        80,844      4.78       939,858
       5.00-5.99 .....................      5.71     1,901,166      5.56     3,623,632
       6.00-6.99 .....................      6.63     4,558,730      6.07       284,984
       7.00 and greater ..............      7.02        24,781      7.32         1,702
     ---------------------------------------------------------------------------------
         Total certificates of deposit      6.33     6,599,203      5.39     5,072,822
     ---------------------------------------------------------------------------------
         Total deposits ..............      5.56%   $8,082,689      4.72%   $6,562,761
     =================================================================================

     (1)  Includes amounts swept into money market accounts.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $2.3 billion and $1.7 billion at December 31, 2000 and 1999, respectively.

     At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

                                                       Weighted
     (Dollars in Thousands)                          Average Rate        Amount
     ---------------------------------------------------------------------------
     2001 .....                                          6.34%        $5,955,136
     2002 .....                                          6.30            614,832
     2003 .....                                          5.57             19,689
     2004 .....                                          5.43              4,746
     2005 .....                                          6.10              4,800
     Thereafter                                             -               --
     ---------------------------------------------------------------------------
       Total                                             6.33%        $6,599,203
     ===========================================================================

     The weighted average cost of deposits averaged 5.20%, 4.51% and 4.87% during 2000, 1999 and 1998, respectively.

     As of December 31, 2000 and 1999 public funds of approximately $5 million and $3 million, respectively, are secured by mortgage loans with a carrying value of approximately $7 million and $5 million at December 31, 2000 and 1999, respectively.

     Interest expense on deposits by type is summarized as follows:

     (In Thousands)                                 2000       1999       1998
     ---------------------------------------------------------------------------
     Interest-bearing checking (1) ..             $  3,520   $  3,517   $  3,142
     Money market ...................                2,544      2,641      2,626
     Regular passbook ...............               27,841     26,224     17,102
     Certificate accounts ...........              345,398    224,382    225,467
     ---------------------------------------------------------------------------
      Total deposit interest expense              $379,303   $256,764   $248,337
     ===========================================================================

     (1)  Includes amounts swept into money market accounts.

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $3 million at December 31, 2000 and $2 million at December 31, 1999.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(14) Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are summarized as follows:

     (Dollars in Thousands)                                          2000       1999       1998
     --------------------------------------------------------------------------------------------
     Balance at year end .......................................   $  --      $  --      $  --
     Average balance outstanding during the year ...............       753      1,987      1,877
     Maximum amount outstanding at any month-end during the year    39,250     24,875     50,088
     Weighted average interest rate during the year ............      6.10%      5.42%      5.90%
     Weighted average interest rate at year end ................         -          -          -
     ============================================================================================

     The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

(15) Federal Home Loan Bank Advances

     FHLB advances are summarized as follows:

     (Dollars in Thousands)                                           2000          1999          1998
     -----------------------------------------------------------------------------------------------------
     Balance at year end .......................................   $1,978,348    $2,122,407    $  695,012
     Average balance outstanding during the year ...............    2,117,787     1,169,474       247,521
     Maximum amount outstanding at any month-end during the year    2,460,276     2,122,407       695,012
     Weighted average interest rate during the year ............         6.15%         5.44%         5.85%
     Weighted average interest rate at year end ................         6.26          5.77          5.47
     As of year end secured by:
       Loans receivable ........................................   $2,222,863    $2,395,599    $  789,588
     =====================================================================================================

     In addition to the collateral securing existing advances, Downey had an additional $779 million in loans available as collateral for any future advances as of December 31, 2000.

     FHLB advances have the following maturities at December 31, 2000:

     (In Thousands)
     ---------------------------------------------------------------------------
     2001 .....                                                       $1,491,293
     2002 .....                                                           55,921
     2003 .....                                                              134
     2004 .....                                                             --
     2005 .....                                                            1,000
     Thereafter                                                          430,000
     ---------------------------------------------------------------------------
       Total ..                                                       $1,978,348
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(16) Commercial Paper

     Commercial paper borrowings are summarized as follows:

     (Dollars in Thousands)                                          2000     1999       1998
     -------------------------------------------------------------------------------------------
     Balance at year end .......................................   $  --     $  --     $   --
     Average balance outstanding during the year ...............      --        --       30,589
     Maximum amount outstanding at any month-end during the year      --        --      103,749
     Weighted average interest rate during the year ............        -%        -%       6.32%
     Weighted average interest rate at end of year .............        -         -           -
     ===========================================================================================

     The commercial paper program was discontinued during 1998.

(17) Other Borrowings

     Other borrowings are summarized as follows:

                                                                               December 31,
                                                                              --------------
     (Dollars In Thousands)                                                   2000      1999
     ---------------------------------------------------------------------------------------
     Long-term notes  payable to banks,  secured by real estate and mortgage loans with a carrying  value of $669 at December 31, 2000, bearing
       interest rates of 7.88% to 9.88% ....................................   $224     $373
     =======================================================================================

     Other borrowings have the following maturities at December 31, 2000:

     (In Thousands)
     ---------------------------------------------------------------------------
     2001 .....                                                            $ 186
     2002 .....                                                                7
     2003 .....                                                             --
     2004 .....                                                             --
     2005 .....                                                             --
     Thereafter                                                               31
     ---------------------------------------------------------------------------
       Total ..                                                            $ 224
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(18) Income Taxes

     Current income taxes payable were $4 million and $12 million at December 31, 2000 and 1999, respectively.

     Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

                                                                     December 31,
                                                                 ---------------------
     (In Thousands)                                                2000        1999
     ---------------------------------------------------------------------------------
     Deferred tax liabilities:
        Tax reserves in excess of base year ..................   $ 22,115    $ 21,904
        Mortgage servicing rights, net of allowances .........     17,783      14,818
        FHLB stock dividends .................................     11,588       8,197
        Deferred loan fees ...................................      6,882       5,344
        Depreciation on premises and equipment ...............      2,093       2,737
        Equity in joint ventures .............................      1,724        --
        Unrealized gains on investment securities ............        519        --
     ---------------------------------------------------------------------------------
           Total deferred tax liabilities ....................     62,704      53,000
     ---------------------------------------------------------------------------------
     Deferred tax assets:
        Loan valuation allowances, net of bad debt charge-offs    (16,172)    (18,017)
        California franchise tax .............................     (5,651)     (3,959)
        Real estate and joint venture valuation allowances ...     (2,734)     (2,180)
        Deferred compensation ................................     (2,289)     (1,895)
        Other deferred income items ..........................     (2,056)     (1,217)
        Unrealized losses on investment securities ...........       --        (1,183)
        Mark to market adjustment on loans held for sale .....        (72)       (357)
        Equity in joint ventures .............................       --          (293)
     ---------------------------------------------------------------------------------
           Total deferred tax assets .........................    (28,974)    (29,101)
     Deferred tax assets valuation allowance .................       --          --
     ---------------------------------------------------------------------------------
     Net deferred tax liability ..............................   $ 33,730    $ 23,899
     =================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Income taxes (benefits) are summarized as follows:


     (In Thousands)                                2000       1999       1998
     ---------------------------------------------------------------------------
     Federal:
        Current .....................            $ 48,714   $ 18,382   $ 38,474
        Deferred ....................               5,567     19,821     (5,848)
     ---------------------------------------------------------------------------
           Total federal income taxes            $ 54,281   $ 38,203   $ 32,626
     ===========================================================================
     State:
        Current .....................            $ 16,214   $  8,186   $ 10,955
        Deferred ....................               2,563        418       (413)
     ---------------------------------------------------------------------------
           Total state income taxes .            $ 18,777   $  8,604   $ 10,542
     ===========================================================================
     Total:
        Current .....................            $ 64,928   $ 26,568   $ 49,429
        Deferred ....................               8,130     20,239     (6,261)
     ---------------------------------------------------------------------------
           Total income taxes .......            $ 73,058   $ 46,807   $ 43,168
     ===========================================================================

     A reconciliation of income taxes (benefits) to the expected statutory federal corporate income taxes follows:

                                                               2000                1999                 1998
                                                       --------------------------------------------------------------
     (Dollars in Thousands)                             Amount      Percent  Amount      Percent  Amount      Percent
     ----------------------------------------------------------------------------------------------------------------
     Expected statutory income taxes ...............   $ 60,308      35.0%  $ 38,714      35.0%  $ 35,399      35.0%
     California franchise tax, net of federal income
       tax benefit .................................     12,206       7.1      7,606       6.9      6,880       6.8
     Increase (decrease) resulting from:
       Amortization of goodwill ....................        162       0.1        166       0.2        253       0.3
       Interest on municipal bonds .................        (99)     (0.1)      (105)     (0.1)      (107)     (0.1)
       Other .......................................        481       0.3        426       0.3        743       0.7
     ----------------------------------------------------------------------------------------------------------------
     Income taxes ..................................   $ 73,058      42.4%  $ 46,807      42.3%  $ 43,168      42.7%
     ================================================================================================================

     Downey  made  income  tax  payments,  net of  refunds,  amounting  to $73.7
     million,   $22.1  million  and  $52.8  million  in  2000,  1999  and  1998, respectively.

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1995 and are currently reviewing returns filed for the 1996 tax year. Downey made a payment of $10.7 million during the year to settle federal tax claims related to the sale and leaseback of computer equipment in 1990. This amount had been previously reflected in Downey's tax accrual, and therefore had no adverse impact upon current year earnings. In addition, Downey's management believes it has adequately provided for potential exposure with regard to other tax issues in the years currently under examination. Tax years subsequent to 1996 remain open to review by federal and state tax authorities.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(19) Capital Securities

     On July 23, 1999, Downey, through Downey Financial Capital Trust I (the "Trust"), issued $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share and are recorded as interest expense by Downey. The capital securities represent undivided beneficial interests in the Trust, which was established by Downey for the purpose of issuing the capital securities. Downey owns all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in 10.00% Junior Subordinated Deferrable Interest Debentures due September 15, 2029 issued by Downey (the "Junior Subordinated Debentures"), with an aggregate principal amount of $124 million. The sole asset of the Trust is the Junior Subordinated Debentures. The obligations of the Trust with respect to the securities are fully and unconditionally guaranteed by Downey. The payment of distributions on the capital securities may be deferred if Downey defers payments of interest on the junior subordinated debentures. Downey will have the right, on one or more occasions, to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods. During the time Downey defers interest payments, interest on the junior subordinated debentures will continue to accrue and distributions on the capital securities will continue to accumulate and the deferred interest and deferred distributions will themselves accrue interest at an annual rate of 10.00%, compounded quarterly, to the extent permitted by applicable law. Downey may redeem, in whole or in part, the junior subordinated debentures before their maturity at a redemption price of 100% of their principal amount plus accrued and unpaid interest on or after July 23, 2004.

     Downey invested $108 million of the $115 million of net proceeds from the sale of the Junior Subordinated Debentures (net of underwriting discounts and commissions and other offering expenses) as additional common stock of the Bank thereby increasing the Bank's regulatory core / tangible capital by that amount. The balance of the net proceeds have been used for general corporate purposes.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(20) Stockholders' Equity

     Regulatory Capital

     Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2000 and 1999.

                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                  Actual             Adequacy Purposes         Action Provisions
                                            -----------------        -----------------         -----------------
     (Dollars in Thousands)                  Amount    Ratio          Amount    Ratio           Amount    Ratio
     --------------------------------------------------------------------------------------------------------------
     2000
        Risk-based capital
          (to risk-weighted assets)         $731,844   12.94%        $452,480    8.00%         $565,601   10.00%
        Core capital
          (to adjusted assets) ....          697,715    6.42          325,791    3.00           542,985    5.00
        Tangible capital
          (to adjusted assets) ....          697,715    6.42          162,896    1.50              --         - (1)
        Tier I capital
          (to risk-weighted assets)          697,715   12.34             --         - (1)       339,360    6.00
     --------------------------------------------------------------------------------------------------------------
     1999
        Risk-based capital
          (to risk-weighted assets)         $623,863   12.14%        $410,955    8.00%         $513,693   10.00%
        Core capital
          (to adjusted assets) ....          585,909    6.27          280,382    3.00           467,304    5.00
        Tangible capital
          (to adjusted assets) ....          585,909    6.27          140,191    1.50              --         - (1)
        Tier I capital
          (to risk-weighted assets)          585,909   11.41             --         - (1)       308,216    6.00
     ==============================================================================================================

     (1)  Ratio is not specified under capital regulations.

     Capital Distributions

     The OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers and any other distributions charged against an institution's capital accounts. The payment of dividends by the Bank is subject to OTS regulations. Inasmuch as the Bank is owned by a holding company, the Bank is required to provide the OTS with a notice before payment of any dividend. Prior OTS approval is required, however, to the extent the Bank would not be considered adequately capitalized under the prompt corrective action regulations of the OTS following the distribution or the amount of the dividend exceeds the Bank's retained net income for that year to date plus retained net income for the preceding two years.

     As of December 31, 2000, the Bank had the capacity to declare a dividend totaling $193 million without obtaining prior OTS approval.

     Stock Dividend

     On April 22, 1998, the Board of Directors declared a five percent stock dividend on Downey's common stock payable on May 22, 1998 to stockholders of record on May 7, 1998. The stock dividend resulted in the issuance of 1,337,271 shares and the par value of the common stock remained at $0.01. Accordingly,

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


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

     During 2000 and 1999, no shares were granted under the LTIP, while in 1998, 120,335 shares were granted.

     Options outstanding under the LTIP at December 31, 2000 and 1999 are summarized as follows:

                                                             Outstanding Options
                                                             -------------------
                                                             Number     Average
                                                               of       Option
                                                             Shares      Price
     ---------------------------------------------------------------------------
     December 31, 1997                                      143,886    $   13.40
     Options granted .                                      120,335        25.44
     Options exercised                                      (38,567)       13.26
     Options canceled                                        (6,203)       13.39
     ---------------------------------------------------------------------------
     December 31, 1998                                      219,451        20.03
     Options granted .                                         --        --
     Options exercised                                      (16,633)       13.16
     Options canceled                                        (2,068)       13.39
     ---------------------------------------------------------------------------
     December 31, 1999                                      200,750        20.66
     Options granted .                                         --        --
     Options exercised                                      (57,332)       14.91
     Options canceled                                          --        --
     ---------------------------------------------------------------------------
     December 31, 2000                                      143,418    $   22.96
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

     At December 31, 2000, 143,418 were outstanding at a weighted average remaining contractual life of six years, of which 71,214 options were exercisable at a weighted average option price per share of $20.45 and 127,722 shares were available for future grants under the LTIP. At December 31, 1999 and 1998, options of 100,344 and 78,439, respectively, were exercisable at a weighted average option price per share of $16.30 and $13.26, respectively.

     Downey measures its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for Downey's stock option plan been determined based on the fair value at the grant date for

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     previous awards, Downey's net income and income per share would have been reduced to the pro forma amounts indicated below:

     (In Thousands, Except Per Share Data)       2000         1999         1998
     ---------------------------------------------------------------------------
     Net income:
         As reported .............             $99,251      $63,804      $57,973
         Pro forma ...............              99,172       63,611       57,954
     Earnings per share - Basic:
         As reported .............               $3.52        $2.27        $2.06
         Pro forma ...............                3.52         2.26         2.06
     Earnings per share - Diluted:
         As reported .............                3.51         2.26         2.05
         Pro forma ...............                3.51         2.26         2.05
     ===========================================================================

     The weighted average fair value at date of grant of options granted was $7.77 during 1998. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                           2000 (1)       1999 (1)        1998
     ---------------------------------------------------------------------------
     Expected life (years)                     -             -             3.11
     Interest rate .......                     -%            -%            4.65%
     Volatility ..........                     -             -            40.31
     Dividend yield ......                     -             -             1.23
     ===========================================================================

     (1)  No options were granted during the period.

(21) Earnings Per Share

     A reconciliation of the components used to derive basic and diluted earnings per share for 2000, 1999 and 1998 follows:

                                                       Net        Weighted Average    Per Share
     (Dollars in Thousands, Except Per Share Data)    Income     Shares Outstanding     Amount
     ------------------------------------------------------------------------------------------
     2000:
       Basic earnings per share .......              $99,251          28,177,152         $3.52
       Effect of dilutive stock options                 --                48,399          0.01
     ------------------------------------------------------------------------------------------
       Diluted earnings per share .....              $99,251          28,225,551         $3.51
     ==========================================================================================
     1999:
       Basic earnings per share .......              $63,804          28,144,851         $2.27
       Effect of dilutive stock options                 --                30,686          0.01
     ------------------------------------------------------------------------------------------
       Diluted earnings per share .....              $63,804          28,175,537         $2.26
     ==========================================================================================
     1998:
       Basic earnings per share .......              $57,973          28,111,855         $2.06
       Effect of dilutive stock options                 --                64,388          0.01
     ------------------------------------------------------------------------------------------
       Diluted earnings per share .....              $57,973          28,176,243         $2.05
     ==========================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(22) Employee Benefit Plans

     Retirement and Savings Plan

     In August 1993, Downey amended its profit sharing plan so that it qualifies as a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"), covering substantially all salaried employees. Under the Plan, employee contributions are partially matched by Downey. Downey's matching contribution is equal to 25% of an employee's pretax contributions which do not exceed 4% of the employee's annual compensation. In addition, Downey makes an annual retirement contribution based on Downey's net income and the employee's age, vested years of service and salary. Downey's contributions to the Plan totaled $2.0 million for 2000, compared to $1.9 million in both 1999 and 1998.

     During 1995, Downey approved the implementation of a Deferred Compensation Plan for key management employees and directors. The Deferred Compensation Plan is considered to be an essential element in a comprehensive competitive benefits package designed to attract and retain individuals who contribute to the success of Downey. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. Currently, 66 management employees and seven directors are eligible to participate in the program. During 2000, 23 management employees and one director elected to defer compensation pursuant to the plan. Downey's expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception.

     Group Benefit Plan

     Downey provides certain health and welfare benefits for active employees under a cafeteria plan (the "Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey's expense for health and welfare benefits was $3.9 million, $3.6 million and $3.1 million in 2000, 1999 and 1998, respectively.

(23) Commitments and Contingencies

     Litigation

     Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

     Financial Instruments with Off-Balance-Sheet Risk

     Downey is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans, commitments to sell or purchase loans and mortgage-backed securities, letters of credit, lines of credit and loans in process. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

     Downey uses the same credit  policies in making  commitments  to  originate loans, lines of credit and letters of credit as it does for on-balance-sheet instruments. For commitments to originate fixed rate loans, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. To hedge adverse changes from market fluctuations, Downey utilizes forward sale and purchase derivative contracts that mature in less than one year. Downey controls the credit risk of its commitments to originate fixed rate loans through credit approvals, limits and monitoring procedures.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     The following is a summary of commitments and contingent liabilities:

                                                                        December 31,
                                                                    -------------------
     (In Thousands)                                                   2000       1999
     ----------------------------------------------------------------------------------
     Commitments to sell loans and mortgage-backed securities ...   $149,898   $210,092
     Commitments to purchase investment securities ..............       --       15,000
     Commitments to purchase loans and mortgage-backed securities       --       13,992
     Commitments to originate loans:
        Adjustable ..............................................    454,782    422,145
        Fixed ...................................................    239,415    184,695
     Undisbursed loan funds and unused lines of credit ..........    148,304    209,414
     Standby letters of credit and other contingent liabilities .      2,446      2,423
     ==================================================================================

     Commitments to sell or purchase loans and mortgage-backed securities are used as part of Downey's secondary marketing activities. These contracts have a high correlation to the price movement on loans which provides a hedge against adverse changes in interest rates.

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

     Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey. At December 31, 2000, the extent of collateral supporting mortgage and other loans varied from nothing to 100% of the maximum credit exposure.

     In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. The effect of these swaps serve to reduce Downey's interest rate risk between repricing assets and liabilities. At December 31, 2000, no swap contracts were outstanding.

(24) Risk Management

     Derivative financial instruments are utilized to minimize the effect of future fluctuations in interest rates as part of our secondary marketing activities. Downey utilizes forward sale and purchase contracts to hedge the value of loans designated for sale against adverse changes in interest rates. These contracts are used to secure an agreed upon price at a future, fixed delivery or receipt settlement date and the contracts mature in less than one year. Gains or losses are recognized at the time the contracts mature and are recorded as a component of gains on sales of loans and mortgage-backed securities. At December 31, 2000, forward sales contracts to hedge loans designated for sale amounted to $150 million. These contracts expose Downey to credit risk in the event of nonperformance by the other parties--primarily government-sponsored enterprises such as Federal National Mortgage Association or Federal Home Loan Mortgage Corporation --to such agreements. This risk consists primarily of the termination value of

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     agreements where Downey is in a favorable position. Downey controls the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


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

     Off-Balance-Sheet Financial Instruments

     Outstanding  commitments  to sell  loans  and  mortgage-backed  securities, commitments to purchase mortgage-backed securities, standby letters of credit and other contingent liabilities, unused lines of credit, commitments to originate loans and mortgage-backed securities are essentially carried at zero with a fair value of less than $1 million. See
     Note 23 on page 97, for information concerning the notional amount of such financial instruments.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Based on the above methods and assumptions, the following table presents the estimated fair value of Downey's financial instruments:

                                                                              December 31, 2000         December 31, 1999
                                                                           -------------------------------------------------
                                                                            Carrying     Estimated    Carrying    Estimated
     (In Thousands)                                                         Amount (1)   Fair Value   Amount (1)  Fair Value
     -----------------------------------------------------------------------------------------------------------------------
     Assets:
     Cash ..............................................................   $  108,202    $ 108,202   $  121,146   $  121,146
     Federal funds .....................................................       19,601       19,601            1            1
     U.S. Government and agency obligations and other
        investment securities available for sale .......................      305,615      305,615      171,823      171,823
     Municipal securities held to maturity .............................        6,550        6,534        6,728        6,710
     Loans held for sale ...............................................      251,572      254,545      136,005      136,298
     Mortgage-backed securities available for sale .....................       10,203       10,203       21,719       21,719
     Loans receivable held for investment: Loans secured by real estate:
          Residential:
            Adjustable .................................................    8,990,538    9,104,257    7,319,949    7,308,374
            Fixed ......................................................      479,877      481,616      536,884      533,673
          Other ........................................................      236,659      243,585      269,833      276,140
        Non-mortgage loans:
          Commercial ...................................................       16,275       16,979       17,259       17,912
          Consumer .....................................................       99,229      100,533      444,414      453,425
     Interest-bearing advances to joint ventures .......................       12,339       12,339       15,613       15,613
     Federal Home Loan Bank stock ......................................      106,356      106,356      102,392      102,392
     MSRs and loan servicing portfolio (2) .............................       40,731       43,168       34,263       38,807

     Liabilities:
     Deposits:
        Transaction accounts ...........................................    1,483,486    1,483,486    1,489,939    1,489,939
        Certificates of deposit ........................................    6,599,203    6,619,453    5,072,822    5,025,389
     Borrowings ........................................................    1,978,572    1,978,808    2,122,780    2,055,493
     Capital securities ................................................      120,000      122,400      120,000      102,000
     =======================================================================================================================

     (1) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
     (2) Includes mortgage servicing rights acquired prior to January 1, 1996 when Downey began capitalizing the asset.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(26) Business Segment Reporting

     Downey views its business as consisting of two reportable business segments--banking and real estate investment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies on page 69. Downey evaluates performance based on the net income generated by each segment. Internal expense allocations between segments are independently negotiated and, where possible, service and price is measured against comparable services available in the external marketplace.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Operating Results and Assets

     The following presents the operating results and selected financial data by major business segments for 2000, 1999 and 1998:

                                                                 Real Estate
     (In Thousands)                                Banking        Investment     Elimination      Totals
     -------------------------------------------------------------------------------------------------------
     Year ended December 31 2000:
     Net interest income ....................   $    262,232    $        243    $       --      $    262,475
     Provision for loan losses ..............          3,251            --              --             3,251
     Other income ...........................         41,406           9,148            --            50,554
     Operating expense ......................        135,996           1,473            --           137,469
     Net intercompany income (expense) ......            397            (397)           --              --
     -------------------------------------------------------------------------------------------------------
     Income before income tax expense .......        164,788           7,521            --           172,309
     Income tax expense .....................         69,966           3,092            --            73,058
     -------------------------------------------------------------------------------------------------------
        Net income ..........................   $     94,822    $      4,429    $       --      $     99,251
     =======================================================================================================
     Assets at December 31 2000:
        Loans and mortgage-backed securities    $ 10,084,353    $       --      $       --      $ 10,084,353
        Real estate held for investment .....           --            17,641            --            17,641
        Other ...............................        806,201           3,584         (17,916)        791,869
     -------------------------------------------------------------------------------------------------------
           Total assets .....................     10,890,554          21,225         (17,916)     10,893,863
     -------------------------------------------------------------------------------------------------------
     Equity .................................   $    624,636    $     17,916    $    (17,916)   $    624,636
     =======================================================================================================
     Year ended December 31 1999:
     Net interest income (expense) ..........   $    207,784    $       (306)   $       --      $    207,478
     Provision for loan losses ..............         11,270            --              --            11,270
     Other income ...........................         39,755          19,523            --            59,278
     Operating expense ......................        143,081           1,794            --           144,875
     Net intercompany income (expense) ......            393            (393)           --              --
     -------------------------------------------------------------------------------------------------------
     Income before income tax expense .......         93,581          17,030            --           110,611
     Income tax expense .....................         39,785           7,022            --            46,807
     -------------------------------------------------------------------------------------------------------
        Net income ..........................   $     53,796    $     10,008    $       --      $     63,804
     =======================================================================================================
     Assets at December 31 1999:
        Loans and mortgage-backed securities    $  8,746,063    $       --      $       --      $  8,746,063
        Real estate held for investment .....           --            42,172            --            42,172
        Other ...............................        654,745           7,399         (42,839)        619,305
     -------------------------------------------------------------------------------------------------------
           Total assets .....................      9,400,808          49,571         (42,839)      9,407,540
     -------------------------------------------------------------------------------------------------------
     Equity .................................   $    532,418    $     42,839    $    (42,839)   $    532,418
     =======================================================================================================
     Year ended December 31 1998:
     Net interest income (expense) ..........   $    174,967    $       (620)   $       --      $    174,347
     Provision for (reduction of) loan losses          3,918             (19)           --             3,899
     Other income ...........................         24,617          22,736            --            47,353
     Operating expense ......................        113,954           2,706            --           116,660
     Net intercompany income (expense) ......           (107)            107            --              --
     -------------------------------------------------------------------------------------------------------
     Income before income tax expense .......         81,605          19,536            --           101,141
     Income tax expense .....................         34,869           8,299            --            43,168
     -------------------------------------------------------------------------------------------------------
        Net income ..........................   $     46,736    $     11,237                    $     57,973
     =======================================================================================================
     Assets at December 31 1998:
        Loans and mortgage-backed securities    $  5,788,365    $       --      $       --      $  5,788,365
        Real estate held for investment .....           --            49,447            --            49,447
        Other ...............................        464,097           9,841         (41,331)        432,607
     -------------------------------------------------------------------------------------------------------
           Total assets .....................      6,252,462          59,288         (41,331)      6,270,419
     -------------------------------------------------------------------------------------------------------
     Equity .................................   $    480,566    $     41,331    $    (41,331)   $    480,566
     =======================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


(27) Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data are presented below by quarter for the years ended December 31, 2000 and 1999:

                                                           December 31, September 30,  June 30,    March 31,
     (In Thousands, Except Per Share Data)                     2000         2000         2000         2000
     -------------------------------------------------------------------------------------------------------
     Total interest income ...............................   $209,775     $204,370     $192,700     $177,515
     Total interest expense ..............................    140,838      137,160      129,135      114,752
     -------------------------------------------------------------------------------------------------------
       Net interest income ...............................     68,937       67,210       63,565       62,763
     Provision for loan losses ...........................        511        1,007          942          791
     -------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses     68,426       66,203       62,623       61,972
     Total other income ..................................      7,545       12,065        9,467       21,477
     Total operating expense .............................     36,344       32,476       32,924       35,725
     -------------------------------------------------------------------------------------------------------
     Income before income taxes ..........................     39,627       45,792       39,166       47,724
     Income  taxes .......................................     16,632       19,454       16,684       20,288
     -------------------------------------------------------------------------------------------------------
     Net income ..........................................   $ 22,995     $ 26,338     $ 22,482     $ 27,436
     =======================================================================================================
     Net income per share:
       Basic .............................................   $   0.81     $   0.94     $   0.80     $   0.97
       Diluted ...........................................       0.81         0.93         0.80         0.97
     =======================================================================================================
     Market range:
       High bid ..........................................   $  60.88     $  40.94     $  33.00     $  21.44
       Low bid ...........................................      33.13        29.94        20.44        18.75
       End of period .....................................      55.00        39.50        28.98        21.25
     =======================================================================================================


                                                           December 31, September 30,  June 30,    March 31,
                                                               1999         1999         1999         1999
     -------------------------------------------------------------------------------------------------------
     Total interest income ...............................   $161,244     $136,404     $122,209     $113,894
     Total interest expense ..............................    104,962       85,361       71,012       64,938
     -------------------------------------------------------------------------------------------------------
       Net interest income ...............................     56,282       51,043       51,197       48,956
     Provision for loan losses ...........................      3,253        2,838        2,798        2,381
     -------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses     53,029       48,205       48,399       46,575
     Total other income ..................................     18,406       16,271       13,259       11,342
     Total operating expense .............................     37,092       35,805       35,521       36,457
     -------------------------------------------------------------------------------------------------------
     Income before income taxes ..........................     34,343       28,671       26,137       21,460
     Income taxes ........................................     14,507       12,109       11,079        9,112
     -------------------------------------------------------------------------------------------------------
     Net income ..........................................   $ 19,836     $ 16,562     $ 15,058     $ 12,348
     =======================================================================================================
     Net income per share:
       Basic .............................................   $   0.71     $   0.59     $   0.53     $   0.44
       Diluted ...........................................       0.70         0.59         0.53         0.44
     =======================================================================================================
     Market range:
       High bid ..........................................   $  22.94     $  24.13     $  23.00     $  25.75
       Low bid ...........................................      19.06        19.81        18.13        18.25
       End of period .....................................      20.19        20.13        21.94        18.31
     =======================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


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

     Condensed Balance Sheets
                                                                 December 31,
                                                             -------------------
     (In Thousands)                                            2000       1999
     ---------------------------------------------------------------------------
     Assets
     Cash ................................                   $     11   $      7
     Due from Bank - interest bearing ....                     17,635     12,686
     Investment in subsidiaries:
       Bank ..............................                    722,829    636,213
       Downey Financial Capital Trust I ..                      3,711      3,711
       Downey Affiliated Insurance Agency                         202        204
     Real estate held for investment .....                       --         --
     Other assets ........................                      5,028      5,016
     ---------------------------------------------------------------------------
                                                             $749,416   $657,837
     ===========================================================================
     Liabilities and Stockholders' Equity
     Junior subordinated debentures ......                   $123,711   $123,711
     Accounts payable and accrued expenses                      1,069      1,708
     ---------------------------------------------------------------------------
       Total liabilities .................                    124,780    125,419
     Stockholders' equity ................                    624,636    532,418
     ---------------------------------------------------------------------------
                                                             $749,416   $657,837
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Condensed Statements of Income and Other Comprehensive Income
                                                                                Years Ended December 31,
                                                                         ------------------------------------
     (In Thousands)                                                         2000         1999         1998
     --------------------------------------------------------------------------------------------------------
     Income:
       Dividends from the Bank .......................................   $  21,985    $   5,011    $   9,537
       Interest income ...............................................         933        1,635          374
       Other income ..................................................          59          104           60
     --------------------------------------------------------------------------------------------------------
          Total income ...............................................      22,977        6,750        9,971
     --------------------------------------------------------------------------------------------------------
     Expense:
       Interest expense ..............................................      12,163        5,353         --
       Provision for (reduction of) losses on real estate ............        --         (1,720)          24
       General and administrative expense ............................         816          896          793
     --------------------------------------------------------------------------------------------------------
          Total expense ..............................................      12,979        4,529          817
     --------------------------------------------------------------------------------------------------------
     Income before income taxes and equity in undistributed
       net income of subsidiaries ....................................       9,998        2,221        9,154
     Income tax benefit ..............................................       4,895        1,162          157
     --------------------------------------------------------------------------------------------------------
     Income before equity in undistributed net income
       of subsidiaries ...............................................      14,893        3,383        9,311
     Equity in undistributed net income of subsidiaries ..............      84,358       60,421       48,662
     --------------------------------------------------------------------------------------------------------
       Net income ....................................................      99,251       63,804       57,973
     --------------------------------------------------------------------------------------------------------
     Other comprehensive income (loss), net of
       income taxes (benefits):
       Unrealized gains (losses) on securities available for sale:
          U.S. Treasury securities, agency obligations and other
            investment securities available for sale, at fair value ..       2,032       (1,874)       1,104
          Mortgage-backed securities available for sale, at fair value         173         (281)        (422)
          Less reclassification of realized gains (losses)
            included in net income ...................................         (50)         166           39
     --------------------------------------------------------------------------------------------------------
       Total other comprehensive income (loss), net of
          income taxes (benefits) ....................................       2,255       (2,321)         643
     --------------------------------------------------------------------------------------------------------
       Comprehensive income ..........................................   $ 101,506    $  61,483    $  58,616
     ========================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements----(Continued)


     Condensed Statements of Cash Flows
                                                                        Years Ended December 31,
                                                                 ------------------------------------
     (In Thousands)                                                 2000         1999         1998
     ------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
       Net income ............................................   $  99,251    $  63,804    $  57,973
       Equity in undistributed net income of subsidiaries ....     (84,358)     (60,421)     (48,662)
       Provision for (recovery of) losses on real estate .....        --         (1,720)          24
       Increase (decrease) in liabilities ....................        (639)       1,449          134
       Other, net ............................................         (13)       1,022          807
     ------------------------------------------------------------------------------------------------
          Net cash provided by operating activities ..........      14,241        4,134       10,276
     ------------------------------------------------------------------------------------------------
     Cash flows from investing activities:
       Capital contribution to the Bank ......................        --       (107,600)        --
       Increase in due from Bank - interest bearing ..........      (4,949)      (4,165)      (1,886)
       Sales of wholly owned real estate .....................        --          2,201         --
     ------------------------------------------------------------------------------------------------
          Net cash used for investing activities .............      (4,949)    (109,564)      (1,886)
     ------------------------------------------------------------------------------------------------
     Cash flows from financing activities:
       Issuance of junior subordinated debentures ............        --        115,063         --
       Exercise of stock options .............................         855          219          510
       Dividends on common stock .............................     (10,143)      (9,850)      (8,889)
       Other .................................................        --           --            (17)
     ------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing activities      (9,288)     105,432       (8,396)
     ------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents ....           4            2           (6)
     Cash and cash equivalents at beginning of period ........           7            5           11
     ------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period ..............   $      11    $       7    $       5
     ================================================================================================

(29) Sale of Subsidiary

     On February 29, 2000, Downey Savings and Loan Association, F.A. sold its indirect automobile finance subsidiary, Downey Auto Finance Corp., to Auto One Acceptance Corp., a subsidiary of California Federal Bank and recognized a pre-tax gain from the sale of $9.8 million. As of December 31, 1999, Downey Auto Finance Corp. had loans totaling $366 million and total assets of $373 million. The proceeds of the sale provided additional capital to further the growth of our residential lending business.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, and is incorporated herein by reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

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

(b)  Reports on Form 8-K during the last quarter of 2000.

         None.

(c)  Exhibits.

    Exhibit
     Number                          Description
    -------                          -----------
     3.1  (2) Certificate of Incorporation of Downey Financial Corp.

     3.2  (1) Bylaws of Downey Financial Corp.

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

     10.9 (1) Merger of Butterfield Savings and Loan Association, FSA, into Downey Savings and Loan Association, dated September 29, 1989.

     10.10(1)  Founder  Retirement  Agreement  of  Maurice L.  McAlister,  dated
          December 21, 1989.

     10.11(5)  Amendment  No. 1,  Founders  Retirement  Agreement  of Maurice L.
          McAlister,  dated  December 21, 1989.  Amendment No. 1,  Effective and
          Adopted July 26, 2000. 10.12 (1) Founder Retirement Agreement of Gerald H. McQuarrie, dated December 21, 1989.

     10.13 Deferred Compensation Program.

     10.14 Director Retirement Benefits.

     22   Subsidiaries.

     23   Consent of Independent Auditors.

     27   Financial Data Schedule (Only filed as part of the EDGAR version).

(1) Filed as part of Downey's Registration Statement on Form 8-B/A filed January 17, 1995.
(2) Filed as part of Downey's Registration Statement on Form S-8 filed February 3, 1995.
(3)  Filed as part of Downey's report on Form 10-K filed March 16, 1998.
(4)  Filed as part of Downey's report on Form 10-Q filed November 2, 1999.
(5)  Filed as part of Downey's report on Form 10-Q filed August 2, 2000.

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


                                     DOWNEY FINANCIAL CORP.


                           By: /s/     DANIEL D. ROSENTHAL
                              -------------------------------------
                                       Daniel D. Rosenthal
                              President and Chief Executive Officer
                                          Director

DATED:  March  7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                           Title                        Date
     ---------                           -----                        ----

                                  Chairman of the Board           March 7, 2001
-------------------------                Director
     Maurice L. McAlister

 /s/ CHERYL E. OLSON             Vice Chairman of the Board       March 7, 2001
-------------------------                Director
     Cheryl E. Olson

 /s/ DANIEL D. ROSENTHAL              President and               March 7, 2001
-------------------------        Chief Executive Officer
     Daniel D. Rosenthal                 Director


 /s/ THOMAS E. PRINCE           Executive Vice President          March 7, 2001
-------------------------        Chief Financial Officer
     Thomas E. Prince           (Principal Financial and
                                  Accounting Officer)


 /s/ MICHAEL ABRAHAMS                    Director                 March 7, 2001
-------------------------
  Michael Abrahams

 /s/ DR. PAUL KOURI                      Director                 March 7, 2001
-------------------------
     Dr. Paul Kouri

 /s/ BRENT MCQUARRIE                     Director                 March 7, 2001
-------------------------
     Brent McQuarrie

 /s/ LESTER C. SMULL                     Director                 March 7, 2001
-------------------------
     Lester C. Smull

 /s/ SAM YELLEN                          Director                 March 7, 2001
-------------------------
     Sam Yellen