Form 10-K/A
period 2000-12-31
DOWNEY FINANCIAL CORP
filed 2001-04-16
CIK 935063

================================================================================
                                              SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549
--------------------------------------------------------------------------------
                                                                     FORM 10-K/A
--------------------------------------------------------------------------------
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

================================================================================

EXPLANATORY NOTE

     This amendment to Form 10-K on Form 10-K/A has been prepared to reflect a a change in the Consent of Independent Auditors.

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


                                     DOWNEY FINANCIAL CORP.


                           By: /s/     DANIEL D. ROSENTHAL
                              -------------------------------------
                                       Daniel D. Rosenthal
                              President and Chief Executive Officer
                                          Director

DATED:  April  16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.