Form 10-Q
period 2001-03-31
DOWNEY FINANCIAL CORP
filed 2001-05-02
CIK 935063

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

                  For the quarterly period ended MARCH 31, 2001

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At March 31, 2001, 28,211,048 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                  MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION......................................................    1

            Consolidated Balance Sheets....................................    1
            Consolidated Statements of Income..............................    2
            Consolidated Statements of Comprehensive Income................    3
            Consolidated Statements of Cash Flows..........................    4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................   10

                                     PART II

OTHER INFORMATION..........................................................   34

            Item 6    Exhibits and Reports on Form 8-K.....................   34

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                  March 31,     December 31,    March 31,
(Dollars in Thousands, Except Per Share Data)                                        2001           2000           2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................   $   114,316   $   108,202   $    84,459
Federal funds .................................................................         7,601        19,601        20,200
-----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .................................................       121,917       127,803       104,659
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value .........................................       255,891       305,615       191,085
Municipal securities held to maturity, at amortized cost (estimated market value of $6,534 at March 31, 2001 and December 31, 2000, and $6,709
    at March 31, 2000) ........................................................         6,550         6,550         6,727
Loans held for sale, at lower of cost or market ...............................       446,264       251,572       157,717
Mortgage-backed securities available for sale, at fair value ..................         5,842        10,203        18,818
Loans receivable held for investment ..........................................     9,820,116     9,822,578     9,104,094
Investments in real estate and joint ventures .................................        18,690        17,641        40,571
Real estate acquired in settlement of loans ...................................        11,634         9,942         7,115
Premises and equipment ........................................................       104,138       104,178       106,526
Federal Home Loan Bank stock, at cost .........................................       108,223       106,356       107,637
Mortgage servicing rights, net ................................................        35,717        40,731        36,948
Other assets ..................................................................        96,120        90,694        77,112
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  $11,031,102   $10,893,863   $ 9,959,009
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................   $ 8,708,275   $ 8,082,689   $ 6,961,378
Federal Home Loan Bank advances ...............................................     1,457,046     1,978,348     2,248,964
Other borrowings ..............................................................           145           224           329
Accounts payable and accrued liabilities ......................................        64,138        54,236        45,327
Deferred income taxes .........................................................        32,906        33,730        26,160
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities .........................................................    10,262,510    10,149,227     9,282,158
-----------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ....................................................       120,000       120,000       120,000
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ..........................................................          --            --            --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,211,048 shares at March 31, 2001, 28,205,741 shares
    at December 31, 2000 and 28,148,409 shares at March 31, 2000 ..............           282           282           281
Additional paid-in capital ....................................................        93,374        93,239        92,385
Accumulated other comprehensive income (loss) .................................         1,182           687        (2,038)
Retained earnings .............................................................       553,754       530,428       466,223
-----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ................................................       648,592       624,636       556,851
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  $11,031,102   $10,893,863   $ 9,959,009
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                               ------------------------------
(Dollars in Thousands, Except Per Share Data)                                        2001           2000
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans receivable ......................................................   $    212,762    $    172,470
     U.S. Treasury securities and agency obligations .......................          4,410           2,914
     Mortgage-backed securities ............................................            128             352
     Other investments .....................................................          2,666           1,779
-------------------------------------------------------------------------------------------------------------
       Total interest income ...............................................        219,966         177,515
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Deposits ..............................................................        114,801          81,233
     Borrowings ............................................................         25,962          30,478
     Capital securities ....................................................          3,041           3,041
-------------------------------------------------------------------------------------------------------------
       Total interest expense ..............................................        143,804         114,752
-------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME ...................................................         76,162          62,763
PROVISION FOR LOAN LOSSES ..................................................             52             791
-------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses ...................         76,110          61,972
-------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET:
     Loan and deposit related fees .........................................         10,230           5,823
     Real estate and joint ventures held for investment, net:
       Operations, net .....................................................          1,031           1,624
       Net gains on sales of wholly owned real estate ......................              2           1,421
       (Provision for) reduction of losses on real estate and joint ventures            (33)             43
     Secondary marketing activities:
       Loan servicing fees .................................................         (8,185)            251
       Net gains on sales of loans and mortgage-backed securities ..........          2,125           1,793
     Net gains on sales of investment securities ...........................            125            --
     Gain on sale of subsidiary ............................................           --             9,762
     Other .................................................................            656             760
-------------------------------------------------------------------------------------------------------------
       Total other income, net .............................................          5,951          21,477
-------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
     Salaries and related costs ............................................         23,271          21,525
     Premises and equipment costs ..........................................          6,043           5,635
     Advertising expense ...................................................          1,176           1,873
     Professional fees .....................................................            577             820
     SAIF insurance premiums and regulatory assessments ....................            732             620
     Other general and administrative expense ..............................          5,339           4,888
-------------------------------------------------------------------------------------------------------------
       Total general and administrative expense ............................         37,138          35,361
-------------------------------------------------------------------------------------------------------------
     Net operation of real estate acquired in settlement of loans ..........             (2)            247
     Amortization of excess of cost over fair value of net assets acquired .            114             117
-------------------------------------------------------------------------------------------------------------
       Total operating expense .............................................         37,250          35,725
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .................................................         44,811          47,724
Income taxes ...............................................................         18,983          20,288
-------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in accounting principle ......         25,828          27,436
Cumulative effect of change in accounting principle, net of income taxes ...             36            --
-------------------------------------------------------------------------------------------------------------
     NET INCOME ............................................................   $     25,864    $     27,436
=============================================================================================================
PER SHARE INFORMATION:
     Basic before cumulative effect of change in accounting principle ......   $       0.92    $       0.97
     BASIC AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .......           0.92            0.97
=============================================================================================================
     Diluted before cumulative effect of change in accounting principle ....   $       0.91    $       0.97
     DILUTED AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .....           0.91            0.97
=============================================================================================================
     CASH DIVIDENDS DECLARED AND PAID ......................................   $       0.09    $       0.09
=============================================================================================================
     Weighted average diluted shares outstanding ...........................     28,275,184      28,173,883
=============================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               ----------------------------
(In Thousands)                                                                    2001          2000
-----------------------------------------------------------------------------------------------------------
NET INCOME ..................................................................   $25,864       $27,436
-----------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS):
   Unrealized gains (losses) on securities available for sale:
      U.S. Treasury securities, agency obligations and other investment
        securities available for sale, at fair value ........................       693          (424)
      Mortgage-backed securities available for sale, at fair value ..........        33           (55)
      Less reclassification of realized (gains) losses included in net income       (72)            9
   Unrealized gains (losses) on cash flow hedges:
      Net derivative instruments ............................................      (935)         --
      Cumulative effect of a change in accounting principle .................      (388)         --
      Less reclassification of realized losses included in net income .......     1,164          --
-----------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss), net of income taxes (benefits) ..       495          (470)
-----------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ........................................................   $26,359       $26,966
===========================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                            -------------------------------
(In Thousands)                                                                                   2001           2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................................   $    25,864    $    27,436
   Adjustments to reconcile net income to net cash used for operating activities:
     Cumulative effect of change in accounting principle, net of income taxes ...........           (36)          --
     Depreciation and amortization ......................................................         9,947          6,595
     Provision for losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures, mortgage servicing rights
       and other assets .................................................................         8,593            823
     Net gains on sales of loans and mortgage-backed securities, investment
       securities, real estate and other assets .........................................        (3,116)        (3,553)
     Gain on sale of subsidiary .........................................................          --           (9,762)
     Interest capitalized on loans (negative amortization) ..............................       (21,886)       (15,884)
     Federal Home Loan Bank stock dividends .............................................        (1,867)        (1,215)
   Loans originated for sale ............................................................      (796,801)      (367,916)
   Proceeds from sales of loans held for sale, including those sold
     via mortgage-backed securities .....................................................       595,743        330,156
   Increase in other, net ...............................................................        (2,783)       (12,548)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ..................................................      (186,342)       (45,868)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of:
     Subsidiary, net ....................................................................          --          373,442
     U.S. Treasury securities, agency obligations and other investment
       securities available for sale ....................................................        10,017           --
     Wholly owned real estate and real estate acquired in settlement of loans ...........         2,528          3,232
   Proceeds from maturities of U.S. Treasury securities, agency obligations
     and other investment securities available for sale .................................       202,765           --
   Purchase of:
     U.S. Treasury securities, agency obligations and other investment
       securities available for sale ....................................................      (160,945)       (20,000)
     Loans receivable held for investment ...............................................          (250)       (12,560)
     Federal Home Loan Bank stock .......................................................          --           (4,030)
   Loans receivable originated held for investment (net of refinances of
     $146,113 at March 31, 2001 and $33,564 at March 31, 2000) ..........................      (522,091)    (1,155,505)
   Principal payments on loans receivable held for investment and mortgage-backed
     securities available for sale ......................................................       563,420        345,901
   Net change in undisbursed loan funds .................................................       (12,250)       (23,047)
   Investments in real estate held for investment .......................................        (1,668)         1,271
   Other, net ...........................................................................        (2,872)        (1,921)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ....................................        78,654       (493,217)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                            -------------------------------
(In Thousands)                                                                                     2001           2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits .............................................................     $   625,586    $   398,617
   Proceeds from Federal Home Loan Bank advances ........................................         498,500      2,004,500
   Repayments of Federal Home Loan Bank advances ........................................      (1,019,802)    (1,877,943)
   Net decrease in other borrowings .....................................................             (79)           (44)
   Proceeds from exercise of stock options ..............................................             135           --
   Cash dividends .......................................................................          (2,538)        (2,533)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ...............................................         101,802        522,597
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents ...............................................          (5,886)       (16,488)
Cash and cash equivalents at beginning of period ........................................         127,803        121,147
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................................     $   121,917    $   104,659
===========================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ...........................................................................     $   145,806    $   113,604
     Income taxes .......................................................................           1,516         12,684
Supplemental disclosure of non-cash investing:
   Loans transferred from held for sale to held for investment ..........................           2,392         14,951
   Loans exchanged for mortgage-backed securities .......................................         462,744        213,981
   Real estate acquired in settlement of loans ..........................................           5,353          4,692
   Loans to facilitate the sale of real estate acquired in settlement of loans ..........           1,615          1,957
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of March 31, 2001, December 31, 2000 and March 31, 2000 and the results of operations, comprehensive income, and changes in cash flows for the three months ended March 31, 2001 and 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 2000, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share both before and after the cumulative effect of change in accounting principle for the periods indicated.

                                                                                Three Months Ended March 31,
                                                                      -----------------------------------------------
                                                                             2001                      2000
                                                                      -----------------------------------------------
                                                                        Net      Per Share        Net      Per Share
(Dollars in Thousands, Except Per Share Data)                          Income      Amount        Income      Amount
---------------------------------------------------------------------------------------------------------------------
    BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
       Basic earnings per share ...............................        $25,828       $0.92       $27,436       $0.97
       Effect of dilutive stock options .......................           --          0.01          --          --
---------------------------------------------------------------------------------------------------------------------
       Diluted earnings per share .............................        $25,828       $0.91       $27,436       $0.97
=====================================================================================================================
    AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
       Basic earnings per share ...............................        $25,864       $0.92       $27,436       $0.97
       Effect of dilutive stock options .......................           --          0.01          --          --
---------------------------------------------------------------------------------------------------------------------
       Diluted earnings per share .............................        $25,864       $0.91       $27,436       $0.97
=====================================================================================================================
    WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic ..................................................                 28,209,678                28,148,409
       Dilutive stock options .................................                     65,506                    25,474
---------------------------------------------------------------------------------------------------------------------
       Diluted ................................................                 28,275,184                28,173,883
=====================================================================================================================

NOTE (3) - BUSINESS SEGMENT REPORTING

     The following table presents the operating results and selected financial data by major business segments for the periods indicated.

                                                          Real Estate
(In Thousands)                                Banking      Investment     Elimination     Totals
-----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001:
Net interest income .....................   $    76,134   $        28    $      --      $    76,162
Provision for loan losses ...............            52          --             --               52
Other income ............................         4,683         1,268           --            5,951
Operating expense .......................        36,990           260           --           37,250
Net intercompany income (expense) .......            97           (97)          --             --
-----------------------------------------------------------------------------------------------------
Income before income taxes ..............        43,872           939           --           44,811
Income taxes ............................        18,599           384           --           18,983
-----------------------------------------------------------------------------------------------------
Net income before cumulative effect of
     change in accounting principle .....        25,273           555           --           25,828
Cumulative effect of change in accounting
     principle, net of income taxes .....            36          --             --               36
-----------------------------------------------------------------------------------------------------
     Net income .........................   $    25,309   $       555    $      --      $    25,864
=====================================================================================================
AT MARCH 31, 2001:
Assets
     Loans and mortgage-backed securities   $10,272,222   $      --      $      --      $10,272,222
     Real estate held for investment ....          --          18,690           --           18,690
     Other ..............................       755,324         3,337        (18,471)       740,190
-----------------------------------------------------------------------------------------------------
       Total assets .....................    11,027,546        22,027        (18,471)    11,031,102
-----------------------------------------------------------------------------------------------------
Equity ..................................   $   648,592   $    18,471    $   (18,471)   $   648,592
=====================================================================================================
THREE MONTHS ENDED MARCH 31, 2000:
Net interest income .....................   $    62,715   $        48    $      --      $    62,763
Provision for loan losses ...............           791          --             --              791
Other income:
     Gain on sale of subsidiary .........         9,762          --             --            9,762
     All other ..........................         8,585         3,130           --           11,715
Operating expense .......................        35,484           241           --           35,725
Net intercompany income (expense) .......           108          (108)          --             --
-----------------------------------------------------------------------------------------------------
Income before income taxes ..............        44,895         2,829           --           47,724
Income taxes ............................        19,128         1,160           --           20,288
-----------------------------------------------------------------------------------------------------
     Net income .........................   $    25,767   $     1,669    $      --      $    27,436
=====================================================================================================
AT MARCH 31, 2000:
Assets
     Loans and mortgage-backed securities   $ 9,280,629   $      --      $      --      $ 9,280,629
     Real estate held for investment ....          --          40,571           --           40,571
     Other ..............................       672,124         7,193        (41,508)       637,809
-----------------------------------------------------------------------------------------------------
       Total assets .....................     9,952,753        47,764        (41,508)     9,959,009
-----------------------------------------------------------------------------------------------------
Equity ..................................   $   556,851   $    41,508    $   (41,508)   $   556,851
=====================================================================================================

NOTE (4) - MORTGAGE SERVICING RIGHTS

     The following table sets forth information concerning mortgage servicing right activity, allowance and estimated fair value as well as mortgage loans serviced for others at the dates indicated.

                                                                            Three Months Ended
                                                  ------------------------------------------------------------------------
                                                    March 31,    December 31,   September 30,    June 30,      March 31,
(Dollars in Thousands)                                2001           2000            2000          2000          2000
--------------------------------------------------------------------------------------------------------------------------
Gross balance at beginning of period ...........   $   46,214     $   45,834     $   41,126    $   37,177    $   34,266
Additions ......................................        5,394          2,548          6,267         5,541         4,154
Amortization ...................................       (2,063)        (1,803)        (1,559)       (1,363)       (1,243)
Impairment write-down ..........................         (222)          (365)          --            (229)         --
--------------------------------------------------------------------------------------------------------------------------
     Gross balance at end of period ............       49,323         46,214         45,834        41,126        37,177
--------------------------------------------------------------------------------------------------------------------------
Allowance balance at beginning of period .......        5,483            820            214           229             3
Provision for impairment .......................        8,345          5,028            606           214           226
Impairment write-down ..........................         (222)          (365)          --            (229)         --
--------------------------------------------------------------------------------------------------------------------------
     Allowance balance at end of period ........       13,606          5,483            820           214           229
--------------------------------------------------------------------------------------------------------------------------
     Mortgage servicing rights, net ............   $   35,717     $   40,731     $   45,014    $   40,912    $   36,948
==========================================================================================================================
Estimated fair value (1) .......................   $   35,752     $   41,826     $   45,895    $   48,110    $   41,146
==========================================================================================================================
Mortgage loans serviced for others:
     Total .....................................   $4,296,883     $3,964,462     $4,020,931    $3,549,043    $3,171,829
     With capitalized mortgage servicing rights:
       Amount ..................................    3,999,380      3,779,562      3,686,763     3,288,766     2,951,103
       Weighted average interest rate ..........         7.50%          7.56%          7.51%         7.41%         7.31%
==========================================================================================================================
Custodial escrow balances ......................   $    5,281     $    8,207     $   11,378    $    6,762    $    3,364
==========================================================================================================================

(1) The estimated fair value exceeded book value for certain asset stratum. Excludes loans sold or securitized prior to 1996 without capitalized mortgage servicing rights.

NOTE (5) - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133"). SFAS 133 required the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings or other comprehensive income, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

     With the implementation of SFAS 133, we recorded after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet as an increase of $36,000 to net income and a reduction of $388,000 in other comprehensive income. All of the other comprehensive income transition amount was reclassified into earnings during the first quarter of 2001.

Derivatives

     We offer short-term interest rate lock commitments to help us attract potential home loan borrowers. The rate locks guarantee a specified interest rate for a loan if our underwriting standards are met, but do not obligate the potential borrower. The rate lock commitments we ultimately expect to sell in the secondary market are treated as derivatives. Consequently, as derivatives, the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments are recorded in the balance sheet in either other assets or accounts payable and accrued liabilities, with an offset to current earnings under net gains on sales of loans and mortgage-backed securities. At March 31, 2001, we had rate lock commitments estimated to sell as part of our secondary marketing activities of $337 million. At origination, the fair value of our rate lock derivatives are capitalized into the basis of our loans held for sale and, from that point until sale, qualify for hedge accounting under SFAS 133.

Hedging Activities

     As part of our secondary marketing activities, we typically utilize short-term forward sale and purchase contracts to offset the impact of changes in market interest rates on the value of rate lock derivatives and loans originated for sale. Contracts associated with originated loans are accounted for as cash flow hedges. These contracts have a high correlation to the price movement of both the rate lock derivatives and the loans being hedged. Changes in forward sale contract values not assigned to originated loans and the ineffectiveness of hedge transactions are recorded in net gains on sales of loans and mortgage-backed securities. The changes in values on forward sale contracts assigned as cash flow hedges to originated loans are recorded in other comprehensive income, net of tax, as long as cash flow hedge requirements are met. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. We estimate that all of the related unrealized losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. At March 31, 2001, forward sale contracts amounted to $780 million, of which $400 million were designated as cash flow hedges, and forward purchase contracts totaled $8 million.

NOTE (6) - INCOME TAXES

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

NOTE (7) - SALE OF SUBSIDIARY

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

OVERVIEW

     Our net income for the first quarter of 2001 totaled $25.9 million or $0.91 per share on a diluted basis, compared to $27.4 million or $0.97 per share in the same period a year ago. Included in our year-ago results was a $5.6 million or $0.20 per share after-tax gain from the sale of our indirect automobile finance subsidiary. If the year-ago gain is excluded, our net income in the current quarter would have increased by $4.1 million or 18.5%. On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133") and, as a result, recorded an immaterial cumulative effect of change in accounting principle.

     The increase in our adjusted net income between first quarters was due to higher net income from our banking operations, as net income from our real estate investment activities declined from $1.7 million in the first quarter of 2000 to $0.6 million in the current quarter. On an adjusted basis, net income from our banking operations increased $5.2 million or 25.6% to $25.3 million reflecting the following:

     o net interest income increased $13.4 million or 21.4% due to increases in both average earning assets and the effective interest rate spread; and
     o    provision for loan losses declined by $0.7 million.

Those favorable items were partially offset by an increase of $1.5 million in operating expenses associated with an increased number of branch locations and higher loan origination activity. In addition, other income declined by $3.9 million, as higher loan and deposit related fees, and net gains on sales of loans and mortgage-backed securities were unable to offset an $8.3 million addition to the valuation allowance for mortgage servicing rights due to the continued drop in fixed rate mortgage interest rates during the quarter and the expectation of higher loan prepayments in future periods.

     For the first quarter of 2001, our return on average assets was 0.94% and our return on average equity was 16.28%.

     At March 31, 2001, our assets totaled $11.0 billion, up $1.1 billion or 10.8% from a year ago. Our single family loan originations totaled $1.438 billion in the first quarter of 2001, down 4.1% from the $1.499 billion originated in the first quarter of 2000. Of the current quarter total, $641 million represented originations of loans for portfolio, of which $135 million represented subprime credits. In addition to single family loans, we originated $29 million of other loans in the quarter.

     Between first quarters, we funded our asset growth with a $1.7 billion or 25.1% increase in deposits. At quarter-end, our deposits totaled $8.7 billion. During the quarter, seven new in-store branches were opened, bringing our total branches at quarter end to 121, of which 56 are in-store. A year ago, branches totaled 104, of which 40 were in-store.

     Our non-performing assets increased $4 million during the quarter to $59 million or 0.53% of total assets. This increase was due to a rise in residential subprime non-performers of $6 million and a $1 million commercial loan placed on non-accrual. Those increases were partially offset by a $4 million decline in residential non-performers.

     At March 31, 2001, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") had core and tangible capital ratios of 6.55% and a risk-based capital ratio of 13.09%. These capital levels were substantially above the "well capitalized" standards defined by regulation of 5% for core and tangible capital and 10% for risk-based capital.

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

     Our net interest income totaled $76.2 million in the first quarter of 2001, up $13.4 million or 21.3% from the same period last year. The improvement between first quarters reflected increases in both average earning assets and the effective interest rate spread. Our average earning assets increased by $1.3 billion or 14.4% between first quarters to $10.6 billion. Our effective interest rate spread of 2.87% in the current quarter was up from 2.71% in both the year-ago quarter and fourth quarter of 2000. Although market interest rates declined during the current quarter, the yield on our adjustable rate mortgage loans continued to rise due to the administrative lag in the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), the index to which the majority of our loans are priced. Therefore, our earning asset yield increased more rapidly than our cost of funds.

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

     The table also sets forth our net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of total deposits, borrowings and capital securities--for the periods indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the quarter using the average of each month's daily average balance during the periods indicated.

                                                                          Three Months Ended
                                  --------------------------------------------------------------------------------------------------
                                           March 31, 2001                  December 31, 2000                 March 31, 2000
                                  --------------------------------------------------------------------------------------------------
                                                          Average                           Average                          Average
                                    Average                Yield/     Average                Yield/     Average               Yield/
(Dollars in Thousands)              Balance     Interest    Rate      Balance     Interest    Rate      Balance    Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans ......................... $10,180,942   $212 762    8.36%   $ 9,803,336   $203,336    8.30%   $8,946,021   $172,470    7.71%
  Mortgage-backed securities ....       7,761        128    6.60         11,282        184    6.52        20,877        352    6.74
  Investment securities .........     431,023      7,076    6.66        378,359      6,255    6.58       313,481      4,693    6.02
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets  10,619,726    219,966    8.29     10,192,977    209,775    8.23     9,280,379    177,515    7.65
Non-interest-earning assets .....     353,887                           341,736                          336,592
------------------------------------------------------------------------------------------------------------------------------------
  Total assets .................. $10,973,613                       $10,534,713                       $9,616,971
====================================================================================================================================
Transaction accounts:
  Non-interest-bearing checking . $   246,246   $   --      --  %   $   228,353   $  --       --  %   $  191,192   $   --      --  %
  Interest-bearing checking (1) .     396,484        633    0.65        386,301        778    0.80       370,715        937    1.02
  Money market ..................      89,259        626    2.84         88,956        636    2.84        92,295        651    2.84
  Regular passbook ..............     766,948      6,427    3.40        764,511      6,570    3.42       820,498      7,373    3.61
------------------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts ..   1,498,937      7,686    2.08      1,468,121      7,984    2.16     1,474,700      8,961    2.44
Certificates of deposit .........   6,873,614    107,115    6.32      6,394,378    100,910    6.28     5,275,462     72,272    5.51
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits ................   8,372,551    114,801    5.56      7,862,499    108,894    5.51     6,750,162     81,233    4.84
Borrowings ......................   1,716,077     25,962    6.14      1,814,189     28,903    6.34     2,108,736     30,478    5.81
Capital securities ..............     120,000      3,041   10.14        120,000      3,041   10.14       120,000      3,041   10.14
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits, borrowings and
   capital securities ...........  10,208,628    143,804    5.71      9,796,688    140,838    5.72     8,978,898    114,752    5.14
Other liabilities ...............     129,588                           124,765                           94,980
Stockholders' equity ............     635,397                           613,260                          543,093
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
   stockholders' equity ......... $10,973,613                       $10,534,713                       $9,616,971
====================================================================================================================================
Net interest income/interest rate
 spread .........................               $ 76,162    2.58%                 $ 68,937    2.51%                $ 62,763    2.51%
Excess of interest-earning assets
 over deposits, borrowings and
 capital securities ............. $   411,098                        $  396,289                       $  301,481
Effective interest rate spread ..                           2.87                              2.71                             2.71
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

                                                       Three Months Ended
                                        ---------------------------------------------
                                             March 31, 2001 Versus March 31, 2000
                                                         Changes Due To
                                        ---------------------------------------------
                                                                  Rate/
(In Thousands)                           Volume        Rate      Volume        Net
-------------------------------------------------------------------------------------
Interest income:
    Loans ...........................   $ 23,808    $ 14,485    $  1,999    $ 40,292
    Mortgage-backed securities ......       (221)         (8)          5        (224)
    Investment securities ...........      1,714         486         183       2,383
-------------------------------------------------------------------------------------
      Change in interest income .....     25,301      14,963       2,187      42,451
-------------------------------------------------------------------------------------
Interest expense:
    Transaction accounts:
      Interest-bearing checking (1) .         66        (347)        (23)       (304)
      Money market ..................        (27)          2        --           (25)
      Regular passbook ..............       (519)       (456)         29        (946)
-------------------------------------------------------------------------------------
        Total transaction accounts ..       (480)       (801)          6      (1,275)
    Certificates of deposit .........     21,277      10,412       3,154      34,843
-------------------------------------------------------------------------------------
      Total interest-bearing deposits     20,797       9,611       3,160      33,568
    Borrowings ......................     (5,875)      1,696        (337)     (4,516)
    Capital securities ..............       --          --          --          --
-------------------------------------------------------------------------------------
      Change in interest expense ....     14,922      11,307       2,823      29,052
-------------------------------------------------------------------------------------
Change in net interest income .......   $ 10,379    $  3,656    $   (636)   $ 13,399
=====================================================================================

(1)  Includes amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $0.1 million in the current quarter, down from $0.8 million in the first quarter of 2000. For information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 29.

OTHER INCOME

     Our total other income was $6.0 million in the first quarter of 2001, down $15.5 million from a year ago. Included in the year-ago amount was a $9.8 million gain from the sale of our indirect auto finance subsidiary. Excluding that gain, other income in the current quarter would have declined by $5.8 million primarily due to:

     o an $8.2 million loss in loan servicing fees compared to income of $0.3 million; and
     o a $2.1 million decline in income from real estate held for investment activities.

Those declines were partially offset by an increase of $4.4 million in our loan and deposit related fees and $0.3 million in net gains on sales of loans and mortgage-backed securities. Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

     Loan and deposit related fees totaled $10.2 million in the first quarter of 2001, up $4.4 million from a year ago. Our loan related fees accounted for $3.3 million of the increase between first quarters, of which $2.9 million represented higher loan prepayment fees. Our deposit related fees increased by $1.1 million or 38.9%, of which $0.3 million were fees from automated teller machines.

     The following table presents a breakdown of loan and deposit related fees during the periods indicated.

                                                             Three Months Ended
                                         ---------------------------------------------------------
                                         March 31,  December 31, September 30, June 30,  March 31,
(In Thousands)                              2001        2000          2000       2000       2000
--------------------------------------------------------------------------------------------------
Loan related fees:
    Prepayment fees ...................   $ 4,525     $ 3,899       $ 3,043    $ 2,604    $ 1,649
    Other fees ........................     1,779       1,513         1,329      1,338      1,347
Deposit related fees:
    Automated teller machine fees .....     1,533       1,618         1,566      1,362      1,246
    Other fees ........................     2,393       2,270         2,021      1,703      1,581
--------------------------------------------------------------------------------------------------
    Total loan and deposit related fees   $10,230     $ 9,300       $ 7,959    $ 7,007    $ 5,823
==================================================================================================

Real Estate and Joint Ventures Held for Investment

     Income from our real estate and joint ventures held for investment totaled $1.0 million in the first quarter of 2001, down from $3.1 million a year ago. Our income from real estate held for investment decreased by $2.1 million, due primarily to lower net gains on sales that totaled $0.4 million in the current quarter, compared to $1.7 million in the year-ago quarter. In addition, our net rental income declined by $0.5 million due to fewer properties being owned.

     The table below sets forth the key components comprising our income from real estate and joint venture operations during the periods indicated.

                                                                              Three Months Ended
                                                         ----------------------------------------------------------
                                                         March 31, December 31,  September 30,  June 30,  March 31,
(In Thousands)                                             2001        2000           2000        2000       2000
-------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ................   $   508     $   309        $   422     $   866    $   975
   Equity in net income from joint ventures ..........       391         169          1,531       1,147        377
   Interest from joint venture advances ..............       132         200            215         200        272
-------------------------------------------------------------------------------------------------------------------
     Total operations, net ...........................     1,031         678          2,168       2,213      1,624
Net gains on sales of wholly owned real estate .......         2         303          1,257        --        1,421
Reduction of (provision for) losses on real estate and
   joint ventures ....................................       (33)        (36)           600      (1,473)        43
-------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint ventures held for
     investment ......................................   $ 1,000     $   945        $ 4,025     $   740    $ 3,088
===================================================================================================================

Secondary Marketing Activities

     Sales of loans and mortgage-backed securities we originated increased in the first quarter of 2001 to $597 million from $331 million a year ago. Net gains associated with these sales totaled $2.1 million in the first quarter of 2001, up from $1.8 million a year ago. The net gains included capitalized mortgage servicing rights of $5.4 million in the first quarter of 2001, compared to $4.2 million a year ago..

     A loss of $8.2 million was recorded in loan servicing fees from our portfolio of loans serviced for others during the first quarter of 2001, compared to income of $0.3 million a year ago. The loss in the 2001 first quarter reflects an increase of $8.3 million in the valuation allowance for mortgage servicing rights due to lower interest rates and expectation of higher loan prepayments in future periods. At March 31, 2001, we serviced $4.3 billion of loans for others compared to $4.0 billion at December 31, 2000 and $3.2 billion at March 31, 2000.

     The following table presents a breakdown of the components of our loan servicing fees. For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements--Note (4)--Mortgage Servicing Rights on page 8.

                                                     Three Months Ended
                                   -------------------------------------------------------
                                   March 31, December 31, September 30, June 30, March 31,
(In Thousands)                       2001        2000          2000       2000      2000
------------------------------------------------------------------------------------------
Income from servicing operations   $ 2,223     $ 2,718       $ 2,086    $ 1,890   $ 1,720
Amortization of MSRs ...........    (2,063)     (1,803)       (1,559)    (1,363)   (1,243)
Provision for impairment .......    (8,345)     (5,028)         (606)      (214)     (226)
------------------------------------------------------------------------------------------
Loan servicing fees ............   $(8,185)    $(4,113)      $   (79)   $   313   $   251
==========================================================================================

OPERATING EXPENSE

     Operating expense totaled $37.3 million in the current quarter, up $1.5 million from the first quarter of 2000. The increase was due to a $1.8 million or 5.0% increase in general and administrative expense. That increase was primarily due to higher costs associated with the increased number of branch locations and higher loan origination activity.

     The following table presents a breakdown of our operating expense for the periods indicated.

                                                                    Three Months Ended
                                                ----------------------------------------------------------
                                                 March 31, December 31, September 30, June 30,   March 31,
(In Thousands)                                     2001        2000          2000       2000       2000
----------------------------------------------------------------------------------------------------------
Salaries and related costs ...................   $ 23,271    $ 21,743      $ 19,280   $ 19,974   $ 21,525
Premises and equipment costs .................      6,043       5,945         5,837      5,803      5,635
Advertising expense ..........................      1,176       1,121           980        812      1,873
Professional fees ............................        577       1,274           537        688        820
SAIF insurance premiums and regulatory
   assessments ...............................        732         696           683        627        620
Other general and administrative expense .....      5,339       5,188         4,823      4,817      4,888
----------------------------------------------------------------------------------------------------------
    Total general and administrative expense .     37,138      35,967        32,140     32,721     35,361
Net operation of real estate acquired in
   settlement of loans .......................         (2)        263           221         87        247
Amortization of excess of cost over fair value
    of net assets acquired ...................        114         114           115        116        117
----------------------------------------------------------------------------------------------------------
    Total operating expense ..................   $ 37,250    $ 36,344      $ 32,476   $ 32,924   $ 35,725
==========================================================================================================

PROVISION FOR INCOME TAXES

     Income taxes for the first quarter, including the taxes on the cumulative effect of change in accounting principle, totaled $19.0 million, resulting in an effective tax rate of 42.4%, compared to $20.3 million and 42.5% for the like quarter of a year ago. For further information regarding income taxes, see Notes To Consolidated Financial Statements--Note (6) --Income Taxes on page 9.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed our consolidated results. The purpose of this section is to present data on the results of operations of our two business segments--banking and real estate investment. For further information regarding business segments, see Notes To Consolidated Financial Statements--Note (3) --Business Segment Reporting on page 7.

     The following table presents by business segment our net income for the periods indicated, followed by a discussion of the results of operations of each segment.

                                                       Three Months Ended
                                   --------------------------------------------------------
                                   March 31, December 31, September 30, June 30,  March 31,
(In Thousands)                        2001       2000          2000       2000       2000
-------------------------------------------------------------------------------------------
Banking net income ..............   $25,309    $22,738       $24,080    $22,237    $25,767
Real estate investment net income       555        257         2,258        245      1,669
-------------------------------------------------------------------------------------------
   Total net income .............   $25,864    $22,995       $26,338    $22,482    $27,436
===========================================================================================

Banking

     Net income from our banking operations for the first quarter of 2001 totaled $25.3 million, down from $25.8 million in the first quarter of 2000. The sale of our indirect automobile finance subsidiary benefited our first quarter 2000 net income by $5.6 million. Excluding that gain, net income from our banking operations would have increased by $5.2 million or 25.6% from a year ago.

     The adjusted increase between first quarters primarily reflected higher net interest income. Net interest income increased $13.4 million or 21.4% due to an increase in both our average earning assets and our effective interest rate spread. Also favorably impacting our banking net income was a $0.7 million decline in provision for loan losses. These favorable items were partially offset by an increase of $1.5 million in operating expense and a decline of $3.9 million in all other income. The increase in operating expense was due to higher general and administrative costs associated with the increased number of branch locations and higher loan origination activity. The decline in all other income was primarily due to an $8.3 million addition to the valuation allowance for mortgage servicing rights, partially offset by increases in loan and deposit related fees and net gains on sales of loans and mortgage-backed securities.

     The table below sets forth our banking operational results and selected financial data for the periods indicated.

                                                                     Three Months Ended
                                            -------------------------------------------------------------------
                                             March 31,    December 31, September 30,    June 30,     March 31,
(In Thousands)                                  2001          2000          2000          2000          2000
---------------------------------------------------------------------------------------------------------------
Net interest income .....................   $    76,134   $    68,879   $    67,137   $    63,501   $    62,715
Provision for loan losses ...............            52           511         1,007           942           791
Other income:
   Gain on sale of subsidiary ...........          --            --            --            --           9,762
   All other ............................         4,683         6,466         7,953         8,640         8,585
Operating expense .......................        36,990        35,738        32,216        32,558        35,484
Net intercompany income .................            97            99            83           107           108
---------------------------------------------------------------------------------------------------------------
Income before income taxes ..............        43,872        39,195        41,950        38,748        44,895
Income taxes ............................        18,599        16,457        17,870        16,511        19,128
---------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of
   change in accounting principle .......        25,273        22,738        24,080        22,237        25,767
Cumulative effect of change in accounting
   principle, net of income taxes .......            36          --            --            --            --
---------------------------------------------------------------------------------------------------------------
     Net income (1) .....................   $    25,309   $    22,738   $    24,080   $    22,237   $    25,767
===============================================================================================================
AT PERIOD END:
Assets:
   Loans and mortgage-backed securities .   $10,272,222   $10,084,353   $ 9,646,741   $ 9,787,661   $ 9,280,629
   Other ................................       755,324       806,201       715,933       683,771       672,124
---------------------------------------------------------------------------------------------------------------
     Total assets .......................    11,027,546    10,890,554    10,362,674    10,471,432     9,952,753
---------------------------------------------------------------------------------------------------------------
Equity ..................................   $   648,592   $   624,636   $   602,624   $   577,496   $   556,851
===============================================================================================================

(1) Included in the quarter ending March 31, 2000 was a $5.6 million after-tax gain related to the sale of subsidiary.

Real Estate Investment

     Net income from our real estate investment operations totaled $0.6 million in the first quarter of 2001, down $1.1 million from the year-ago quarter. The decline was primarily attributed to lower net gains on sales that totaled $0.4 million in the current quarter, compared to $1.7 million in the year-ago quarter. Also contributing to the decline in income from real estate held for investment was a lower level of net rental income due to fewer properties being owned.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                     Three Months Ended
                                                 --------------------------------------------------------
                                                 March 31, December 31, September 30,  June 30, March 31,
(In Thousands)                                      2001       2000          2000        2000      2000
---------------------------------------------------------------------------------------------------------
Net interest income ...........................   $    28    $    58       $    73     $    64   $    48
Other income ..................................     1,268      1,079         4,112         827     3,130
Operating expense .............................       260        606           260         366       241
Net intercompany expense ......................        97         99            83         107       108
---------------------------------------------------------------------------------------------------------
Income before income taxes ....................       939        432         3,842         418     2,829
Income taxes ..................................       384        175         1,584         173     1,160
---------------------------------------------------------------------------------------------------------
   Net income .................................   $   555    $   257       $ 2,258     $   245   $ 1,669
=========================================================================================================
AT PERIOD END:
Assets:
   Investment in real estate and joint ventures   $18,690    $17,641       $15,851     $39,256   $40,571
   Other ......................................     3,337      3,584         6,347       7,655     7,193
---------------------------------------------------------------------------------------------------------
     Total assets .............................    22,027     21,225        22,198      46,911    47,764
---------------------------------------------------------------------------------------------------------
Equity ........................................   $18,471    $17,916       $17,659     $41,753   $41,508
=========================================================================================================

     Our investment in real estate and joint ventures amounted to $19 million at March 31, 2001, compared to $18 million at December 31, 2000 and $41 million at March 31, 2000.

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 29.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, increased $188 million during the first quarter to a total of $10.3 billion or 93.1% of assets at March 31, 2001. The increase represents a higher level of single family loans held for sale which increased $195 million during the quarter.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                    Three Months Ended
                                             ---------------------------------------------------------------
                                              March 31,  December 31,  September 30,  June 30,     March 31,
(In Thousands)                                  2001         2000          2000         2000         2000
------------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential, one-to-four units:
     Adjustable ..........................   $  636,988   $  887,064    $  382,828   $  842,899   $1,126,995
     Fixed ...............................        4,117        2,713         3,896        4,192        3,860
   Other .................................       28,964       57,901        82,343       40,554       72,731
------------------------------------------------------------------------------------------------------------
     Total loans originated for investment      670,069      947,678       469,067      887,645    1,203,586
Loans originated for sale (1) ............      796,801      335,726       482,595      542,983      367,916
------------------------------------------------------------------------------------------------------------
   Total loans originated ................   $1,466,870   $1,283,404    $  951,662   $1,430,628   $1,571,502
============================================================================================================

(1)  One-to-four unit residential loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled $1.438 billion in the first quarter of 2001, of which $641 million were for portfolio and $797 million were for sale. This was 17.3% above the $1.226 billion originated in the fourth quarter of 2000, but 4.1% lower than the $1.499 billion we originated in the year-ago first quarter. Of the current quarter originations for portfolio, $135 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 71% of our residential one-to-four unit originations represented refinancing transactions. This is up from 52% in the previous quarter and 45% in the year-ago first quarter. In addition to single family loans, we originated $29 million of other loans in the current quarter.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages tied to COFI, an index which lags the movement in market interest rates. This experience is similar to that of recent quarters.

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

     At March 31, 2001, $7.1 billion of the adjustable rate mortgages in our loan portfolio were subject to negative amortization of which $170 million represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $597 million of loans in the first quarter of 2001, compared to $243 million in the previous quarter and $331 million in the first quarter of 2000. All were secured by residential one-to-four unit property, and at March 31, 2001, loans held for sale totaled $446 million.

     At March 31, 2001, we had commitments to fund loans amounting to $1.465 billion, of which $1.023 billion were one-to-four unit residential loans being originated for sale in the secondary market, as well as undrawn lines of credit of $83 million and loans in process of $53 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                         Three Months Ended
                                                            ------------------------------------------------------------------------
                                                              March 31,    December 31,  September 30,     June 30,      March 31,
(In Thousands)                                                  2001          2000            2000           2000           2000
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ........................................   $   501,945    $   675,943    $   339,983    $   781,444    $ 1,034,226
      Adjustable - subprime .............................       135,043        210,915         41,982         61,455         81,559
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustable ................................       636,988        886,858        381,965        842,899      1,115,785
      Fixed .............................................         4,117          2,312          3,629            716          2,510
      Fixed - subprime ..................................          --             --             --             --             --
     Residential five or more units:
      Adjustable ........................................          --             --             --             --             --
      Fixed .............................................          --              163            515           --             --
------------------------------------------------------------------------------------------------------------------------------------
        Total residential ...............................       641,105        889,333        386,109        843,615      1,118,295
     Commercial real estate .............................          --             --           22,500           --            1,220
     Construction .......................................        18,888         30,767         35,493         15,658         16,412
     Land ...............................................          --            9,785          1,025            155          5,565
   Non-mortgage:
     Commercial .........................................           165          7,029          4,850          6,060            565
     Automobile .........................................         2,091          4,442          6,135          6,744         39,255
     Other consumer .....................................         7,570          5,715         10,770         11,937          9,714
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ............................       669,819        947,071        466,882        884,169      1,191,026
Real estate loans purchased:
   One-to-four units ....................................          --              401            631          3,476          4,670
   One-to-four units - subprime .........................          --              206            499           --            7,890
   Other (1) ............................................           250           --            1,055           --             --
------------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ..................           250            607          2,185          3,476         12,560
------------------------------------------------------------------------------------------------------------------------------------
         Total loans originated and purchased ...........       670,069        947,678        469,067        887,645      1,203,586
Loan repayments .........................................      (705,116)      (621,199)      (485,831)      (496,561)      (378,211)
Other net changes (2) ...................................        32,585         28,565        (65,442)        54,562       (309,620)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .        (2,462)       355,044        (82,206)       445,646        515,755
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO:
Residential, one-to-four units:
   Originated whole loans ...............................       796,216        333,985        469,101        518,457        319,556
   Originated whole loans - subprime ....................          --              794         13,494         24,526         48,360
   Loans purchased ......................................           585            947           --             --             --
   Loans transferred from (to) the investment portfolio .        (2,392)        (1,745)        83,164        (11,475)       (14,951)
   Originated whole loans sold ..........................      (134,352)       (75,205)      (330,306)      (165,031)      (116,970)
   Loans exchanged for mortgage-backed securities .......      (462,744)      (167,637)      (286,339)      (302,362)      (213,981)
   Other net changes ....................................        (3,179)        (6,343)        (2,957)        (1,213)          (302)
   SFAS 133 capitalized basis adjustment (3) ............           558           --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale .....       194,692         84,796        (53,843)        62,902         21,712
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .......................       462,744        167,637        286,339        302,362        213,981
   Sold .................................................      (462,744)      (167,637)      (289,542)      (302,362)      (215,547)
   Repayments ...........................................        (4,417)        (2,459)        (1,759)        (1,559)        (1,254)
   Other net changes ....................................            56            231             91             43            (81)
------------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities available
      for sale ..........................................        (4,361)        (2,228)        (4,871)        (1,516)        (2,901)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
      mortgage-backed securities available for sale .....       190,331         82,568        (58,714)        61,386         18,811
------------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
     mortgage-backed securities .........................   $   187,869    $   437,612    $  (140,920)   $   507,032    $   534,566
====================================================================================================================================

(1) Includes two five or more unit residential loans for the three months ended March 31, 2001 and one construction loan for the three months ended September 30, 2000.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to or from real estate acquired in settlement of loans or from (to) the held for sale portfolio, and interest capitalized on loans (negative amortization). Also included for the three months ended March 31, 2000, was $367 million of net automobile loans sold as part of the sale of subsidiary.
(3) Reflects the change in value from date of interest rate lock commitment to date of origination.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolios at the dates indicated.

                                                         March 31,      December 31,   September 30,      June 30,       March 31,
(In Thousands)                                              2001            2000            2000            2000            2000
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO:
    Loans secured by real estate:
      Residential one-to-four units:
         Adjustable .................................. $  7,215,128    $  7,200,400    $  6,922,891    $  6,956,084    $  6,461,852
         Adjustable - subprime .......................    1,748,715       1,726,526       1,634,342       1,676,546       1,680,205
         Fixed .......................................      437,197         454,838         470,384         486,323         500,132
         Fixed - subprime ............................       16,941          17,388          18,120          18,806          19,751
------------------------------------------------------------------------------------------------------------------------------------
           Total one-to-four units ...................    9,417,981       9,399,152       9,045,737       9,137,759       8,661,940
      Residential five or more units:
         Adjustable ..................................       13,462          14,203          14,284          14,917          15,254
         Fixed .......................................        5,453           5,257           5,444           4,983           5,038
      Commercial real estate:
         Adjustable ..................................       47,583          37,374          36,590          36,838          37,148
         Fixed .......................................      114,586         127,230         127,715         110,914         111,772
      Construction ...................................       96,564         118,165         120,179         121,602         147,910
      Land ...........................................       21,230          26,880          26,294          37,222          72,139
    Non-mortgage:
      Commercial .....................................       21,312          21,721          23,454          24,511          26,922
      Automobile .....................................       36,590          39,614          40,303          38,935          35,469
      Other consumer .................................       58,610          60,653          60,362          56,627          52,447
------------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment .............    9,833,371       9,850,249       9,500,362       9,584,308       9,166,039
    Increase (decrease) for:
      Undisbursed loan funds .........................      (59,206)        (72,328)        (72,393)        (77,563)       (103,203)
      Net deferred costs and premiums ................       80,010          79,109          73,579          76,232          73,787
      Allowance for losses ...........................      (34,059)        (34,452)        (34,014)        (33,237)        (32,529)
------------------------------------------------------------------------------------------------------------------------------------
         Total loans held for investment, net ........    9,820,116       9,822,578       9,467,534       9,549,740       9,104,094
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET:
    Loans held for sale:
      One-to-four units ..............................      445,706         251,014         163,726         209,248         131,896
      One-to-four units - subprime ...................         --               558           3,050          11,371          25,821
      SFAS 133 capitalized basis adjustment (1) ......          558            --              --              --              --
------------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale ...................      446,264         251,572         166,776         220,619         157,717
    Mortgage-backed securities available for sale:
      Adjustable .....................................        5,835           6,050           6,240           6,783           7,451
      Fixed ..........................................            7           4,153           6,191          10,519          11,367
------------------------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities available ..        5,842          10,203          12,431          17,302          18,818
         for sale
------------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale and mortgage-backed
           securities available for sale .............      452,106         261,775         179,207         237,921         176,535
------------------------------------------------------------------------------------------------------------------------------------
         Total loans and mortgage-backed securities .. $ 10,272,222    $ 10,084,353    $  9,646,741    $  9,787,661    $  9,280,629
====================================================================================================================================

(1) Reflects the change in value from date of interest rate lock commitment to date of origination.

     We carry loans for sale at the lower of cost or market. At March 31, 2001, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     At March 31, 2001, our residential one-to-four units subprime portfolio consisted of approximately 73% A-, 22% B and 5% C loans. At March 31, 2001, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at March 31, 2001, reflected an unrealized loss of $9,000. The current quarter-end unrealized loss, less the associated tax effect is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At March 31, 2001, deposits totaled $8.7 billion, up $1.7 billion or 25.1% from a year-ago and up $626 million or 7.7% from year-end 2000. Compared to the year-ago period, our certificates of deposit increased $1.6 billion or 29.8% and our transaction accounts--i.e., checking, regular passbook and money market--increased $127 million or 8.3%. Within transaction accounts, our total checking accounts (non-interest and interest bearing) increased $151 million or 25.2%. That increase, however, was partially offset by declines in regular passbook accounts.

     The following table sets forth information concerning our deposits and average rates paid at the dates indicated.

                          March 31, 2001    December 31, 2000    September 30, 2000    June 30, 2000        March 31, 2000
                      --------------------------------------------------------------------------------------------------------
                      Weighted              Weighted             Weighted             Weighted             Weighted
                       Average              Average              Average              Average              Average
(Dollars in Thousands)   Rate     Amount      Rate     Amount      Rate     Amount      Rate     Amount      Rate     Amount
------------------------------------------------------------------------------------------------------------------------------
Transaction accounts:
 Non-interest-bearing
  checking ............  -   %  $  335,404    -   %  $  244,311    -   %  $  225,442    -   %  $  200,823    -   %  $  215,512
 Interest-bearing
  checking (1) ........  0.42      416,636    0.78      395,640    0.78      381,596    0.76      377,212    1.00      385,343
 Money market .........  2.87       91,733    2.88       89,408    2.87       88,505    2.88       85,339    2.88       90,217
 Regular passbook .....  3.38      807,503    3.41      754,127    3.42      776,527    3.43      803,841    3.60      833,648
------------------------------------------------------------------------------------------------------------------------------
  Total transaction
    accounts ..........  1.92    1,651,276    2.12    1,483,486    2.18    1,472,070    2.24    1,467,215    2.39    1,524,720
Certificates of deposit:
 Less than 3.00% ....... 2.14        7,620    2.41        6,357    2.41        7,188    2.48        7,708    2.50        7,946
 3.00-3.49 ............. 3.45           26    3.45           25    3.45           26    3.41            1    3.41            1
 3.50-3.99 ............. 3.81       20,748    3.97          384    3.82            1    3.82            1    3.92          324
 4.00-4.49 ............. 4.38        7,279    4.19       26,916    4.23       33,660    4.29       41,648    4.30       80,555
 4.50-4.99 ............. 4.72      293,442    4.82       80,844    4.83      162,903    4.81      263,352    4.81      601,590
 5.00-5.99 ............. 5.62    2,288,745    5.71    1,901,166    5.69    2,106,639    5.66    3,011,284    5.61    3,440,320
 6.00-6.99 ............. 6.64    4,424,756    6.63    4,558,730    6.58    3,889,166    6.49    2,493,154    6.27    1,305,922
 7.00 and greater ...... 7.03       14,383    7.02       24,781    7.02       20,129    7.02        5,146                 --
------------------------------------------------------------------------------------------------------------------------------
   Total certificates of
     deposit ........... 6.21    7,056,999    6.33    6,599,203    6.22    6,219,712    5.96    5,822,294    5.66    5,436,658
------------------------------------------------------------------------------------------------------------------------------
   Total deposits ...... 5.40%  $8,708,275    5.56%  $8,082,689    5.44%  $7,691,782    5.22%  $7,289,509    4.95%  $6,961,378
==============================================================================================================================

(1)  Includes amounts swept into money market deposit accounts.

BORROWINGS

     During the 2001 first quarter, our borrowings decreased $521 million to $1.5 billion, due to a decrease in FHLB advances. This followed an increase of $118 million during the fourth quarter of 2000.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                    March 31,   December 31,  September 30,   June 30,      March 31,
(Dollars in Thousands)                                2001          2000          2000          2000          2000
----------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................   $1,457,046    $1,978,348    $1,860,255    $2,411,808    $2,248,964
Other borrowings ...............................          145           224           248           285           329
----------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $1,457,191    $1,978,572    $1,860,503    $2,412,093    $2,249,293
----------------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
    the period .................................         6.14%         6.34%         6.39%         6.11%         5.81%
Total borrowings as a percentage of total assets        13.21         18.16         17.95         23.02         22.59
======================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities, of which $108 million was invested as additional common stock in the Bank. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense including the amortization of deferred issuance costs on our capital securities was $3.0 million for the first quarter of 2001.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis--generally more rapidly--than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, one of our principal objectives is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI. There has been no significant change in our market risk since December 31, 2000.

     The following table sets forth the repricing frequency of our major asset and liability categories as of March 31, 2001, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                                     March 31, 2001
                                               -------------------------------------------------------------------------------------
                                                  Within         7 - 12         2 - 5        6 - 10          Over          Total
(Dollars in Thousands)                           6 Months        Months         Years         Years         10 Years       Balance
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock ..(1) $   208,079    $    73,365    $   96,752    $        69    $     --      $   378,265
    Loans and mortgage-backed securities:
     Loans secured by real estate:
       Residential:
         Adjustable .......................(2)   8,656,954        250,128       120,231           --            --        9,027,313
         Fixed ............................(2)     487,982         33,960       188,889        114,453        82,910        908,194
       Commercial real estate .............(2)      50,779         16,775        86,029          4,113         1,693        159,389
       Construction .......................(2)      46,289           --            --             --            --           46,289
       Land ...............................(2)      15,728              9            67            800          --           16,604
     Non-mortgage loans:
       Commercial .........................(2)      14,329           --            --             --            --           14,329
       Consumer ...........................(2)      66,225          7,147        20,890           --            --           94,262
     Mortgage-backed securities ...........(2)       5,842           --            --             --            --            5,842
------------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed
     securities ...........................      9,344,128        308,019       416,106        119,366         84,603    10,272,222
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ........    $ 9,552,207    $   381,384    $  512,858    $   119,435    $    84,603   $10,650,487
====================================================================================================================================
Transaction accounts:
    Non-interest-bearing checking: ........    $   335,404    $      --      $     --      $      --      $     --      $  335,404
    Interest-bearing checking .............(3)     416,636           --            --             --            --         416,636
    Money market ..........................(4)      91,733           --            --             --            --          91,733
    Regular passbook ......................(4)     807,503           --            --             --            --         807,503
------------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ...........      1,651,276           --            --             --             --       1,651,276
Certificates of deposit ...................(1)   4,755,955      2,113,677       187,367           --            --        7,056,999
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits ........................      6,407,231      2,113,677       187,367           --             --       8,708,275
Borrowings ................................        967,389          5,066        54,736        430,000           --       1,457,191
Capital securities ........................           --             --             --            --          120,000       120,000
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
       capital securities .................    $ 7,374,620    $ 2,118,743    $  242,103    $   430,000    $   120,000   $10,285,466
====================================================================================================================================
Excess (shortfall) of interest-earning
assets over deposits, borrowings and
    capital securities ....................    $2,177,587    $(1,737,359)   $  270,755    $  (310,565)   $   (35,397)  $   365,021
Cumulative gap ............................     2,177,587        440,228       710,983        400,418        365,021
Cumulative gap-- as a % of total assets:
    March 31, 2001 ........................         19.74%          3.99%         6.45%          3.63%          3.31%
    December 31, 2000 .....................         28.66           7.13          5.94           3.13           3.13
    March 31, 2000 ........................         24.69          14.35          5.20           2.28           2.77
===================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3) Includes amounts swept into money market deposit accounts and subject to immediate repricing.
(4)  Subject to immediate repricing.

     Our six-month gap at March 31, 2001 was a positive 19.74%. This means more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 28.66% at December 31, 2000 and 24.69% at March 31, 2000. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended March 31, 2001, we originated and purchased for investment $2.9 billion of adjustable rate loans which represented approximately 98% of all loans we originated and purchased for investment during the period.

     At March 31, 2001, 98% of our interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from December 31, 2000, but up slightly from 97% at March 31, 2000. At March 31, 2001, loans held for investment and mortgage-backed securities with adjustable interest rates represented 90% of those portfolios. During the first quarter of 2001, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities for originating adjustable rate mortgages and generating fee and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At March 31, 2001, $9.4 billion or 91% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $9.4 billion or 93% at December 31, 2000 and $8.7 billion or 93% at March 31, 2000.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                          March 31, December 31, September 30, June 30, March 31,
                                            2001        2000          2000       2000     2000
-------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities     8.56%       8.45%         8.40%      8.03%    7.70%
   Federal Home Loan Bank stock .......     5.51        5.52          5.52       5.52     5.69
   Investment securities ..............     6.00        6.45          6.42       6.35     6.12
-------------------------------------------------------------------------------------------------
     Earning assets yield .............     8.46        8.36          8.32       7.97     7.64
-------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................     5.40        5.56          5.44       5.22     4.95
   Borrowings:
     Federal Home Loan Bank advances ..     5.94        6.26          6.37       6.31     5.95
     Other borrowings .................     7.88        8.12          7.88       7.88     7.88
-------------------------------------------------------------------------------------------------
         Total borrowings .............     5.94        6.26          6.37       6.31     5.95
   Capital securities .................    10.00       10.00         10.00      10.00    10.00
-------------------------------------------------------------------------------------------------
     Combined funds cost ..............     5.53        5.75          5.68       5.55     5.25
-------------------------------------------------------------------------------------------------
         Interest rate spread .........     2.93%       2.61%         2.64%      2.42%    2.39%
=================================================================================================

     The period-end weighted average yield on our loan portfolio increased to 8.56% at March 31, 2001, up from 8.45% at December 31, 2000 and 7.70% at March 31, 2000. At March 31, 2001, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.0 billion with a weighted average rate of 8.65%, compared to $9.0 billion with a weighted average rate of 8.47% at December 31, 2000 and $8.2 billion with a weighted average rate of 7.63% at March 31, 2000.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets increased during the quarter by $4 million to $59 million or 0.53% of total assets. This increase was due to a rise in residential subprime non-performers of $6 million and a $1 million commercial loan placed on non-accrual, partially offset by a $4 million decline in residential non-performers. Non-performing assets at quarter end include non-accrual loans aggregating $2 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                       March 31, December 31, September 30, June 30,  March 31,
(Dollars in Thousands)                                    2001       2000         2000        2000       2000
---------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $16,965    $20,746      $17,976     $18,692    $15,546
    Residential one-to-four units - subprime ........    26,353     22,296       20,389      19,725     15,426
    Other ...........................................     3,367      1,708        1,867       1,537      1,479
---------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    46,685     44,750       40,232      39,954     32,451
Troubled debt restructure - below market rate (1) ...       205        206          209         210        210
Real estate acquired in settlement of loans .........    11,634      9,942        9,161       5,657      7,115
Repossessed automobiles .............................        15         76         --          --         --
---------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................   $58,539    $54,974      $49,602     $45,821    $39,776
===============================================================================================================
Allowance for loan losses:
    Amount ..........................................   $34,059    $34,452      $34,014     $33,237    $32,529
    As a percentage of non-performing loans .........     72.64%     76.63%       84.11%      82.75%     99.60%
Non-performing assets as a percentage of total assets      0.53       0.50         0.48        0.44       0.40
===============================================================================================================

(1)  Represents a single one-to-four unit residential loan.

Delinquent Loans

     During the 2001 first quarter, our delinquencies as a percentage of total loans outstanding increased from 0.66% to 0.73%, and were above the 0.53% of a year ago. The increase primarily occurred within our residential one-to-four units subprime category and non-mortgage commercial category.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                        March 31, 2001                           December 31, 2000
                                         -------------------------------------------------------------------------------------
                                          30-59      60-89       90+                  30-59     60-89        90+
(Dollars in Thousands)                     Days       Days     Days (1)    Total       Days      Days      Days (1)    Total
------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $14,166    $ 6,961    $15,490    $36,617    $12,400    $ 8,611    $15,246    $36,257
      One-to-four units - subprime ...    11,223      6,651     17,860     35,734      7,300      7,658     14,427     29,385
      Five or more units .............      --         --          508        508       --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    25,389     13,612     33,858     72,859     19,700     16,269     29,673     65,642
Non-mortgage:
    Commercial .......................      --        1,290       --        1,290       --         --         --         --
    Automobile .......................       230         55         74        359        393         26        151        570
    Other consumer ...................       189         31        190        410         98         29        246        373
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $25,808    $14,988    $34,122    $74,918    $20,191    $16,324    $30,070    $66,585
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.25%      0.15%      0.33%      0.73%      0.20%      0.16%      0.30%      0.66%
==============================================================================================================================
                                                      September 30, 2000                            June 30, 2000
                                         -------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $14,970    $ 3,037    $16,176    $34,183    $ 7,519    $ 4,970    $14,805    $27,294
      One-to-four units - subprime ...     7,701      5,422     11,911     25,034      6,270      4,590     11,054     21,914
      Five or more units .............      --         --         --         --         --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    22,671      8,459     28,087     59,217     13,789      9,560     25,859     49,208
Non-mortgage:
    Commercial .......................      --         --         --         --         --         --         --         --
    Automobile .......................       356         50        116        522        158       --            6        164
    Other consumer ...................       200         86        433        719        372         30        208        610
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $23,227    $ 8,595    $28,636    $60,458    $14,319    $ 9,590    $26,073    $49,982
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.24%      0.09%      0.30%      0.63%      0.15%      0.10%      0.26%      0.51%
==============================================================================================================================
                                                       March 31, 2000
                                         -----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $10,388    $ 4,389    $12,974    $27,751
      One-to-four units - subprime ...    11,037      3,127      7,092     21,256
      Five or more units .............      --         --         --         --
    Commercial real estate ...........      --         --         --         --
    Construction .....................      --         --         --         --
    Land .............................      --         --         --         --
----------------------------------------------------------------------------------
      Total real estate loans ........    21,425      7,516     20,066     49,007
Non-mortgage:
    Commercial .......................      --         --         --         --
    Automobile .......................       150         33         14        197
    Other consumer ...................       356         44        137        537
----------------------------------------------------------------------------------
      Total loans ....................   $21,931    $ 7,593    $20,217    $49,741
==================================================================================
Delinquencies as a percentage of total
    loans ............................      0.23%      0.08%      0.22%      0.53%
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

     Allowances for losses on all assets were $37 million at March 31, 2001, $38 million at December 31, 2000 and $35 million at March 31, 2000.

     Our provision for loan losses was $0.1 million in the current quarter and was below our net loan charge-offs by $0.4 million resulting in a decrease in the allowance for loan losses to $34.1 million at March 31, 2001. The current quarter allowance decrease reflected a decrease of $0.5 million in general valuation allowances to $26.5 million due to declines in various categories of our loan portfolio, while allocated allowances remained virtually unchanged at $4.7 million. There was no change in the unallocated allowance of $2.8 million.

     The following table is a summary of the activity in our allowance for loan losses during the periods indicated.

                                                     Three Months Ended
                                 ----------------------------------------------------------
                                 March 31, December 31, September 30,  June 30,   March 31,
(In Thousands)                      2001        2000        2000         2000        2000
-------------------------------------------------------------------------------------------
Balance at beginning of period   $ 34,452    $ 34,014    $ 33,237     $ 32,529    $ 38,342
Provision ....................         52         511       1,007          942         791
Charge-offs ..................       (508)       (346)       (234)        (237)       (932)
Recoveries ...................         63         273           4            3         139
Transfers (1) ................       --          --          --           --        (5,811)
-------------------------------------------------------------------------------------------
Balance at end of period .....   $ 34,059    $ 34,452    $ 34,014     $ 33,237    $ 32,529
===========================================================================================

(1)  Reduction was due to the sale of subsidiary.

     The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan during the periods indicated.

                                                                            Three Months Ended
                                                       ---------------------------------------------------------
                                                       March 31, December 31, September 30,  June 30,  March 31,
(Dollars in Thousands)                                   2001       2000          2000         2000      2000
----------------------------------------------------------------------------------------------------------------
Gross loan charge-offs:
    Loans secured by real estate:
      Residential:
        One-to-four units ...........................   $ 268      $  69         $ 153        $ 114     $  16
        One-to-four units - subprime ................     136        136            21           57       169
        Five or more units ..........................    --         --            --           --        --
      Commercial real estate ........................    --         --            --           --        --
      Construction ..................................    --         --            --           --        --
      Land ..........................................    --         --            --           --        --
    Non-mortgage:
      Commercial ....................................    --         --            --           --        --
      Automobile ....................................      48         98          --             17       717
      Other consumer ................................      56         43            60           49        30
----------------------------------------------------------------------------------------------------------------
        Total gross loan charge-offs ................     508        346           234          237       932
----------------------------------------------------------------------------------------------------------------
Gross loan recoveries:
    Loans secured by real estate:
      Residential:
        One-to-four units ...........................      59         19          --           --        --
        One-to-four units - subprime ................    --         --            --           --        --
        Five or more units ..........................    --         --            --           --        --
      Commercial real estate ........................    --          250          --           --        --
      Construction ..................................    --         --            --           --        --
      Land ..........................................    --         --            --           --        --
    Non-mortgage:
      Commercial ....................................    --         --            --           --        --
      Automobile ....................................    --         --            --           --         136
      Other consumer ................................       4          4             4            3         3
----------------------------------------------------------------------------------------------------------------
        Total gross loan recoveries .................      63        273             4            3       139
----------------------------------------------------------------------------------------------------------------
Net loan charge-offs:
    Loans secured by real estate:
      Residential:
        One-to-four units ...........................     209         50           153          114        16
        One-to-four units - subprime ................     136        136            21           57       169
        Five or more units ..........................    --         --            --           --        --
      Commercial real estate ........................    --         (250)         --           --        --
      Construction ..................................    --         --            --           --        --
      Land ..........................................    --         --            --           --        --
    Non-mortgage:
      Commercial ....................................    --         --            --           --        --
      Automobile ....................................      48         98          --             17       581
      Other consumer ................................      52         39            56           46        27
----------------------------------------------------------------------------------------------------------------
        Total net loan charge-offs ..................   $ 445      $  73         $ 230        $ 234     $ 793
================================================================================================================
Net loan charge-offs as a percentage of average loans    0.02%         -%         0.01%        0.01%     0.04%
================================================================================================================

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                         March 31, 2001                December 31, 2000              September 30, 2000
                               ------------------------------------------------------------------------------------------------
                                             Gross    Allowance              Gross    Allowance              Gross    Allowance
                                             Loan    Percentage              Loan    Percentage              Loan    Percentage
                                           Portfolio   to Loan             Portfolio   to Loan             Portfolio   to Loan
(Dollars in Thousands)         Allowance    Balance    Balance Allowance    Balance    Balance Allowance    Balance    Balance
-------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $14,613   $7,652,325    0.19%   $15,254   $7,655,238    0.20%   $15,143   $7,393,275    0.20%
     One-to-four units -
       subprime .............    11,057    1,765,656    0.63     10,157    1,743,914    0.58      9,946    1,652,462    0.60
     Five or more units .....       142       18,915    0.75        146       19,460    0.75        148       19,728    0.75
   Commercial real estate ...     2,709      162,169    1.67      2,935      164,604    1.78      2,930      164,305    1.78
   Construction .............     1,142       96,564    1.18      1,390      118,165    1.18      1,412      120,179    1.17
   Land .....................       261       21,230    1.23        332       26,880    1.24        325       26,294    1.24
Non-mortgage:
   Commercial ...............       424       21,312    1.99        442       21,721    2.03        287       23,454    1.22
   Automobile ...............       234       36,590    0.64        269       39,614    0.68        234       40,303    0.58
   Other consumer ...........       677       58,610    1.16        727       60,653    1.20        789       60,362    1.31
Not specifically allocated ..     2,800         --      --        2,800         --      --        2,800         --      --
-------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $34,059   $9,833,371    0.35%   $34,452   $9,850,249    0.35%   $34,014   $9,500,362    0.36%
===============================================================================================================================
                                         June 30, 2000                  March 31, 2000
                                -------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $14,622   $7,442,407    0.20%   $14,120   $6,961,984    0.20%
     One-to-four units -
       subprime .............     9,862    1,695,352    0.58      9,036    1,699,956    0.53
     Five or more units .....       175       19,900    0.88        178       20,292    0.88
   Commercial real estate ...     2,690      147,752    1.82      2,634      148,920    1.77
   Construction .............     1,433      121,602    1.18      1,747      147,910    1.18
   Land .....................       463       37,222    1.24        899       72,139    1.25
Non-mortgage:
   Commercial ...............       283       24,511    1.15        293       26,922    1.09
   Automobile ...............       203       38,935    0.52        184       35,469    0.52
   Other consumer ...........       706       56,627    1.25        638       52,447    1.22
Not specifically allocated ..     2,800         --      --        2,800         --      --
---------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $33,237   $9,584,308    0.35%   $32,529   $9,166,039    0.35%
=============================================================================================

     At March 31, 2001, the recorded investment in loans for which we recognized impairment totaled $14 million. The total allowance for losses related to these loans was $1 million. During the first quarter of 2001, total interest recognized on the impaired loan portfolio was $0.5 million.

     A summary of the activity in the allowance for loan losses associated with impaired loans is shown below for the periods indicated. We have recorded provisions and reductions to the allowance associated with changes in the net book value of loans classified as impaired.

                                                   Three Months Ended
                                ---------------------------------------------------------
                                March 31, December 31, September 30,  June 30,  March 31,
(In Thousands)                    2001        2000         2000         2000      2000
-----------------------------------------------------------------------------------------
Balance at beginning of period   $ 800       $ 791        $ 792        $ 795     $ 797
Provision (reduction) ........      (2)          9           (1)          (3)       (2)
Charge-offs ..................    --          --           --           --        --
Recoveries ...................    --          --           --           --        --
-----------------------------------------------------------------------------------------
Balance at end of period .....   $ 798       $ 800        $ 791        $ 792     $ 795
=========================================================================================

     The following table is a summary of the activity in our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                    Three Months Ended
                                ---------------------------------------------------------
                                March 31, December 31, September 30,  June 30,  March 31,
(In Thousands)                     2001       2000         2000         2000       2000
-----------------------------------------------------------------------------------------
Balance at beginning of period   $ 2,997    $ 2,961      $ 3,561      $ 2,088    $ 2,131
Provision (reduction) ........        33         36         (600)       1,473        (43)
Charge-offs ..................      --         --           --           --         --
Recoveries ...................      --         --           --           --         --
-----------------------------------------------------------------------------------------
Balance at end of period .....   $ 3,030    $ 2,997      $ 2,961      $ 3,561    $ 2,088
=========================================================================================

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

     Our primary sources of funds generated in the first quarter of 2001 were from:

     o    a net increase in deposits of $626 million;
     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $563 million; and
     o maturities of U.S. Treasury securities, agency obligations and other investment securities available for sale of $203 million.

     We used these funds for the following purposes:

     o    to originate loans held for investment of $522 million;
     o    to paydown our borrowings by $521 million;
     o    to increase our loans held for sale a net $195 million; and
     o to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $161 million.

     At March 31, 2001, the Bank's ratio of regulatory liquidity was 4.6%, compared to 4.3% at December 31, 2000 and 4.0% at March 31, 2000.

     Downey currently has liquid assets, including due from Bank--interest-bearing balances, of $18 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

     Stockholders' equity totaled $649 million at March 31, 2001, up from $625 million at December 31, 2000 and $557 million at March 31, 2000.

REGULATORY CAPITAL

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of March 31, 2001. Our core and tangible capital ratios were 6.55% and the risk-based capital ratio was 13.09%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

                                               Tangible Capital        Core Capital         Risk-Based Capital
                                               ----------------      ----------------      ---------------------
(Dollars in Thousands)                          Amount    Ratio       Amount    Ratio        Amount    Ratio
----------------------------------------------------------------------------------------------------------------
Stockholder's equity .......................   $745,486              $745,486               $745,486
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real
      estate ...............................    (17,818)              (17,818)               (17,818)
    Goodwill ...............................     (3,493)               (3,493)                (3,493)
    Non-permitted mortgage servicing rights      (3,572)               (3,572)                (3,572)
   Additions:
    Unrealized gains on securities available
      for sale .............................     (1,182)               (1,182)                (1,182)
    General loss allowance - investment in
    DSL Service Company ....................        516                   516                    516
    Allowance for loan losses,
      net of specific allowances (1) .......       --                    --                   33,760
----------------------------------------------------------------------------------------------------------------
Regulatory capital .........................    719,937   6.55%       719,937   6.55%        753,697   13.09%
Well capitalized requirement ...............    164,944   1.50 (2)    549,812   5.00         575,605   10.00 (3)
----------------------------------------------------------------------------------------------------------------
Excess .....................................   $554,993   5.05%      $170,125   1.55%       $178,092    3.09%
================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 12.51%.

                          PART II -- OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits.

(B)  Form 8-K filed January 18, 2001.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                           DOWNEY FINANCIAL CORP.




Date:  May 2, 2001                      /s/ DANIEL D. ROSENTHAL
                            ----------------------------------------------------
                                            Daniel D. Rosenthal
                                   President and Chief Executive Officer




Date: May 2, 2001                        /s/ THOMAS E. PRINCE
                            ----------------------------------------------------
                                             Thomas E. Prince
                            Executive Vice President and Chief Financial Officer