Form 10-Q
period 2001-06-30
DOWNEY FINANCIAL CORP
filed 2001-08-01
CIK 935063

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

                  For the quarterly period ended JUNE 30, 2001

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At June 30, 2001, 28,211,048 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                   JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION........................................................  1

            Consolidated Balance Sheets......................................  1
            Consolidated Statements of Income................................  2
            Consolidated Statements of Comprehensive Income..................  3
            Consolidated Statements of Cash Flows............................  4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................. 11

                                     PART II

OTHER INFORMATION............................................................ 35

            Item 6    Exhibits and Reports on Form 8-K....................... 35

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                   June 30,     December 31,    June 30,
(Dollars in Thousands, Except Per Share Data)                                        2001           2000          2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................   $   110,932   $   108,202   $    85,681
Federal funds .................................................................        35,600        19,601         9,600
-----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .................................................       146,532       127,803        95,281
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value .........................................       262,835       305,615       196,441
Municipal securities held to maturity, at amortized cost (estimated market value of $6,534 at June 30, 2001 and December 31, 2000 and
    $6,709 at June 30, 2000) ..................................................         6,550         6,550         6,727
Mortgage loans purchased under resale agreements ..............................        40,000          --            --
Loans held for sale, at lower of cost or market ...............................       376,560       251,572       220,619
Mortgage-backed securities available for sale, at fair value ..................         5,234        10,203        17,302
Loans receivable held for investment ..........................................     9,599,419     9,822,578     9,549,740
Investments in real estate and joint ventures .................................        19,950        17,641        39,256
Real estate acquired in settlement of loans ...................................         8,366         9,942         5,657
Premises and equipment ........................................................       104,591       104,178       105,766
Federal Home Loan Bank stock, at cost .........................................       110,036       106,356       119,764
Mortgage servicing rights, net ................................................        42,142        40,731        40,912
Other assets ..................................................................        99,701        90,694        79,125
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  $10,821,916   $10,893,863   $10,476,590
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................   $ 9,040,064   $ 8,082,689   $ 7,289,509
Federal Home Loan Bank advances ...............................................       892,670     1,978,348     2,411,808
Other borrowings ..............................................................            94           224           285
Accounts payable and accrued liabilities ......................................        55,642        54,236        47,804
Deferred income taxes .........................................................        32,727        33,730        29,688
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities .........................................................    10,021,197    10,149,227     9,779,094
-----------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ....................................................       120,000       120,000       120,000
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ..........................................................          --            --            --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,211,048 shares at June 30, 2001, 28,205,741 shares
    at December 31, 2000 and 28,170,388 shares at June 30, 2000 ...............           282           282           282
Additional paid-in capital ....................................................        93,374        93,239        92,760
Accumulated other comprehensive income (loss) .................................         2,394           687        (1,717)
Retained earnings .............................................................       584,669       530,428       486,171
-----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ................................................       680,719       624,636       577,496
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  $10,821,916   $10,893,863   $10,476,590
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                              Three Months Ended             Six Months Ended
                                                                                   June 30,                      June 30,
                                                                         -----------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                               2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans receivable ....................................................  $    203,820    $    186,648    $    416,582    $    359,118
U.S. Treasury securities and agency obligations .....................         4,122           3,138           8,532           6,052
Mortgage-backed securities ..........................................            87             300             215             652
Other investments ...................................................         3,206           2,614           5,872           4,393
------------------------------------------------------------------------------------------------------------------------------------
   Total interest income ............................................       211,235         192,700         431,201         370,215
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits ............................................................       114,386          90,219         229,187         171,452
Borrowings ..........................................................        17,562          35,875          43,524          66,353
Capital securities ..................................................         3,041           3,041           6,082           6,082
------------------------------------------------------------------------------------------------------------------------------------
   Total interest expense ...........................................       134,989         129,135         278,793         243,887
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME .................................................        76,246          63,565         152,408         126,328
PROVISION FOR LOAN LOSSES ...........................................           431             942             483           1,733
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses ..............        75,815          62,623         151,925         124,595
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET
Loan and deposit related fees .......................................        14,136           7,007          24,366          12,830
Real estate and joint ventures held for investment, net:
   Operations, net ..................................................           725           2,213           1,756           3,837
   Net gains on sales of wholly owned real estate ...................          --              --                 2           1,421
   Provision for losses on real estate and joint ventures ...........           (33)         (1,473)            (66)         (1,430)
Secondary marketing activities:
   Loan servicing fees ..............................................        (2,898)            313         (11,083)            564
   Net gains on sales of loans and mortgage-backed securities .......         8,962             723          11,087           2,516
   Net gains on sale of mortgage servicing rights ...................           671            --               671            --
Net gains (losses) on sales of investment securities ................           114             (89)            239             (89)
Gain on sale of subsidiary ..........................................          --              --              --             9,762
Other ...............................................................           606             773           1,262           1,533
------------------------------------------------------------------------------------------------------------------------------------
   Total other income, net ..........................................        22,283           9,467          28,234          30,944
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE
Salaries and related costs ..........................................        24,646          19,974          47,917          41,499
Premises and equipment costs ........................................         6,042           5,803          12,085          11,438
Advertising expense .................................................         1,127             812           2,303           2,685
Professional fees ...................................................         1,604             688           2,181           1,508
SAIF insurance premiums and regulatory assessments ..................           741             627           1,473           1,247
Other general and administrative expense ............................         5,973           4,817          11,312           9,705
------------------------------------------------------------------------------------------------------------------------------------
   Total general and administrative expense .........................        40,133          32,721          77,271          68,082
------------------------------------------------------------------------------------------------------------------------------------
Net operation of real estate acquired in settlement of loans ........          (106)             87            (108)            334
Amortization of excess of cost over fair value of net assets acquired           114             116             228             233
------------------------------------------------------------------------------------------------------------------------------------
   Total operating expense ..........................................        40,141          32,924          77,391          68,649
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..........................................        57,957          39,166         102,768          86,890
Income taxes ........................................................        24,502          16,684          43,485          36,972
------------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in accounting principle        33,455          22,482          59,283          49,918
Cumulative effect of change in accounting principle, net of taxes ...          --              --                36            --
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME .......................................................  $     33,455    $     22,482    $     59,319    $     49,918
====================================================================================================================================
PER SHARE INFORMATION
Basic before cumulative effect of change in accounting principle ....  $       1.18    $       0.80    $       2.10    $       1.77
BASIC AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .....          1.18            0.80            2.10            1.77
====================================================================================================================================
Diluted before cumulative effect of change in accounting principle ..  $       1.18    $       0.80    $       2.09    $       1.77
DILUTED AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...          1.18            0.80            2.09            1.77
====================================================================================================================================
CASH DIVIDENDS DECLARED AND PAID ....................................  $       0.09    $       0.09    $       0.18    $       0.18
====================================================================================================================================
Weighted average diluted shares outstanding .........................    28,271,014      28,204,302      28,273,099      28,189,100
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                Three Months Ended      Six Months Ended
                                                                                     June 30,               June 30,
                                                                              -----------------------------------------------
(In Thousands)                                                                   2001       2000        2001       2000
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME ................................................................   $ 33,455    $ 22,482   $ 59,319    $ 49,918
-----------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS)
Unrealized gains (losses) on securities available for sale:
    U.S. Treasury securities, agency obligations and other investment
     securities available for sale, at fair value .........................       (152)        244        541        (180)
    Mortgage-backed securities available for sale, at fair value ..........         22          26         55         (29)
    Less reclassification of realized (gains) losses included in net income        (66)         51       (138)         60
Unrealized gains (losses) on cash flow hedges:
    Net derivative instruments ............................................      2,045        --        1,110        --
    Cumulative effect of change in accounting principle ...................       --          --         (388)       --
    Less reclassification of realized (gains) losses included in net income       (637)       --          527        --
-----------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of income taxes (benefits) ...      1,212         321      1,707        (149)
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ......................................................   $ 34,667    $ 22,803   $ 61,026    $ 49,769
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             ------------------------------
(In Thousands)                                                                                    2001           2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................................   $    59,319    $    49,918
Adjustments to reconcile net income to net cash used for operating activities:
   Cumulative effect of change in accounting principle, net of income taxes ..............           (36)          --
   Depreciation and amortization .........................................................        24,004         14,454
   Provision for losses on loans, real estate acquired in settlement of loans, investments
     in real estate and joint ventures, mortgage servicing rights and other assets .......        11,576          3,394
   Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
     investment securities, real estate and other assets .................................       (13,538)        (5,754)
   Gain on sale of subsidiary ............................................................          --           (9,762)
   Interest capitalized on loans (negative amortization) .................................       (34,601)       (34,272)
   Federal Home Loan Bank stock dividends ................................................        (3,680)        (3,414)
Loans originated for sale ................................................................    (2,093,678)      (910,899)
Proceeds from sales of loans held for sale, including those sold
   via mortgage-backed securities ........................................................     1,955,407        793,303
Other, net ...............................................................................        (9,933)       (20,116)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ...................................................      (105,160)      (123,148)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of:
   Subsidiary, net .......................................................................          --          379,234
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ..................................................................        18,653          9,911
   Wholly owned real estate and real estate acquired in settlement of loans ..............         2,565          5,659
Proceeds from maturities of U.S. Treasury securities, agency obligations
   and other investment securities available for sale ....................................       284,090           --
Purchase of:
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ..................................................................      (258,114)       (35,025)
   Mortgage loans under resale agreements ................................................       (40,000)          --
   Loans receivable held for investment ..................................................       (88,259)       (16,036)
   Federal Home Loan Bank stock ..........................................................          --          (13,958)
Originations of loans receivable held for investment (net of refinances of $377,262 at
   June 30, 2001 and $62,778 at June 30, 2000) ...........................................    (1,068,383)    (2,008,704)
Principal payments on loans receivable held for investment and mortgage-backed
   securities available for sale .........................................................     1,428,465        814,807
Net change in undisbursed loan funds .....................................................       (12,279)       (47,643)
Proceeds from (investments in) real estate held for investment ...........................        (3,332)         1,790
Other, net ...............................................................................        (6,141)        (4,123)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities .....................................       257,265       (914,088)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 -----------------------------
(In Thousands)                                                                       2001           2000
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .....................................................   $   957,375    $   726,748
Proceeds from Federal Home Loan Bank advances ................................     1,043,200      3,746,508
Repayments of Federal Home Loan Bank advances ................................    (2,128,878)    (3,457,107)
Net decrease in other borrowings .............................................          (130)           (88)
Proceeds from exercise of stock options ......................................           135            376
Cash dividends ...............................................................        (5,078)        (5,067)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities .........................      (133,376)     1,011,370
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................        18,729        (25,866)
Cash and cash equivalents at beginning of period .............................       127,803        121,147
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $   146,532    $    95,281
==============================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ................................................................   $   284,408    $   242,385
     Income taxes ............................................................        40,956         33,525
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale ...............         3,179         26,426
   Loans exchanged for mortgage-backed securities ............................     1,534,584        516,343
   Real estate acquired in settlement of loans ...............................         9,302          7,260
   Loans to facilitate the sale of real estate acquired in settlement of loans         5,202          3,713
==============================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of June 30, 2001, December 31, 2000 and June 30, 2000, the results of operations and comprehensive income for the three months and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

                                                               Three Months Ended June 30,
                                                   ------------------------------------------------------
                                                            2001                       2000
                                                   ------------------------------------------------------
                                                     Net        Per Share        Net       Per Share
(Dollars in Thousands, Except Per Share Data)       Income       Amount        Income        Amount
---------------------------------------------------------------------------------------------------------
Basic earnings per share ..........                 $33,455         $1.18      $22,482          $0.80
Effect of dilutive stock options ..                    --            --           --             --
---------------------------------------------------------------------------------------------------------
    Diluted earnings per share ....                 $33,455         $1.18      $22,482          $0.80
=========================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic .............................                            28,211,048                  28,160,371
Dilutive stock options ............                                59,966                      43,931
---------------------------------------------------------------------------------------------------------
    Diluted .......................                            28,271,014                  28,204,302
=========================================================================================================

                                                                       Six Months Ended June 30,
                                                             ----------------------------------------------------
                                                                    2001                       2000
                                                             ----------------------------------------------------
                                                               Net       Per Share        Net        Per Share
(Dollars in Thousands, Except Per Share Data)                 Income       Amount        Income        Amount
-----------------------------------------------------------------------------------------------------------------
BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic earnings per share .................................   $59,283       $2.10        $49,918         $1.77
Effect of dilutive stock options .........................      --          --             --            --
-----------------------------------------------------------------------------------------------------------------
    Diluted earnings per share ...........................   $59,283       $2.10        $49,918         $1.77
=================================================================================================================
AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic earnings per share .................................   $59,319       $2.09        $49,918         $1.77
Effect of dilutive stock options .........................      --          --             --            --
-----------------------------------------------------------------------------------------------------------------
    Diluted earnings per share ...........................   $59,319       $2.09        $49,918         $1.77
=================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ....................................................            28,210,364                   28,154,390
Dilutive stock options ...................................                62,735                       34,710
-----------------------------------------------------------------------------------------------------------------
    Diluted ..............................................            28,273,099                   28,189,100
=================================================================================================================

NOTE (3) - BUSINESS SEGMENT REPORTING

     The following table presents by major business segments the operating results for the periods indicated and selected financial data.

                                                            Real Estate
(In Thousands)                                   Banking     Investment     Elimination       Totals
--------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
Net interest income .......................   $    76,236   $        10    $      --      $    76,246
Provision for loan losses .................           431          --             --              431
Other income ..............................        21,211         1,072           --           22,283
Operating expense .........................        38,863         1,278           --           40,141
Net intercompany income (expense) .........            84           (84)          --             --
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)        58,237          (280)          --           57,957
Income taxes (benefit) ....................        24,618          (116)          --           24,502
--------------------------------------------------------------------------------------------------------
     Net income (loss) ....................   $    33,619   $      (164)   $      --      $    33,455
========================================================================================================
AT JUNE 30, 2001
Assets:
     Loans and mortgage-backed securities .   $ 9,981,213   $      --      $      --      $ 9,981,213
     Real estate held for investment ......          --          19,950           --           19,950
     Other ................................       837,387         1,673        (18,307)       820,753
--------------------------------------------------------------------------------------------------------
       Total assets .......................    10,818,600        21,623        (18,307)    10,821,916
--------------------------------------------------------------------------------------------------------
Equity ....................................   $   680,719   $    18,307    $   (18,307)   $   680,719
========================================================================================================
THREE MONTHS ENDED JUNE 30, 2000
Net interest income .......................   $    63,501   $        64    $      --      $    63,565
Provision for loan losses .................           942          --             --              942
Other income ..............................         8,640           827           --            9,467
Operating expense .........................        32,558           366           --           32,924
Net intercompany income (expense) .........           107          (107)          --             --
--------------------------------------------------------------------------------------------------------
Income before income taxes ................        38,748           418           --           39,166
Income taxes ..............................        16,511           173           --           16,684
--------------------------------------------------------------------------------------------------------
     Net income ...........................   $    22,237   $       245    $      --      $    22,482
========================================================================================================
AT JUNE 30, 2000
Assets:
     Loans and mortgage-backed securities .   $ 9,787,661   $      --      $      --      $ 9,787,661
     Real estate held for investment ......          --          39,256           --           39,256
     Other ................................       683,771         7,655        (41,753)       649,673
--------------------------------------------------------------------------------------------------------
       Total assets .......................    10,471,432        46,911        (41,753)    10,476,590
--------------------------------------------------------------------------------------------------------
Equity ....................................   $   577,496   $    41,753    $   (41,753)   $   577,496
========================================================================================================

                                                      Real Estate
(In Thousands)                              Banking    Investment     Elimination   Totals
---------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
Net interest income .....................   $152,370   $     38    $       --     $152,408
Provision for loan losses ...............        483       --              --          483
Other income ............................     25,894      2,340            --       28,234
Operating expense .......................     75,853      1,538            --       77,391
Net intercompany income (expense) .......        181       (181)           --         --
---------------------------------------------------------------------------------------------
Income before income taxes ..............    102,109        659            --      102,768
Income taxes ............................     43,217        268            --       43,485
---------------------------------------------------------------------------------------------
Net income before cumulative effect of
     change in accounting principle .....     58,892        391            --       59,283
Cumulative effect of change in accounting
     principle, net of income taxes .....         36       --              --           36
---------------------------------------------------------------------------------------------
     Net income .........................   $ 58,928   $    391    $       --     $ 59,319
=============================================================================================
SIX MONTHS ENDED JUNE 30, 2000
Net interest income .....................   $126,216   $    112    $       --     $126,328
Provision for loan losses ...............      1,733       --              --        1,733
Other income:
     Gain on sale of subsidiary .........      9,762       --              --        9,762
     All other ..........................     17,225      3,957            --       21,182
Operating expense .......................     68,042        607            --       68,649
Net intercompany income (expense) .......        215       (215)           --         --
---------------------------------------------------------------------------------------------
Income before income taxes ..............     83,643      3,247            --       86,890
Income taxes ............................     35,639      1,333            --       36,972
---------------------------------------------------------------------------------------------
     Net income .........................   $ 48,004   $  1,914    $       --     $ 49,918
=============================================================================================

NOTE (4) - MORTGAGE SERVICING RIGHTS

     The following table is a summary of the activity in our mortgage servicing rights and related allowance for the periods indicated and other related financial data.

                                                                                    Three Months Ended
                                                     -------------------------------------------------------------------------------
                                                         June 30,       March 31,      December 31,   September 30,     June 30,
(Dollars in Thousands)                                     2001            2001            2000            2000           2000
------------------------------------------------------------------------------------------------------------------------------------
Gross balance at beginning of period .............   $    49,323     $    46,214     $    45,834     $    41,126     $    37,177
Additions ........................................        13,403           5,394           2,548           6,267           5,541
Amortization .....................................        (2,299)         (2,063)         (1,803)         (1,559)         (1,363)
Sale of servicing ................................        (2,328)           --              --              --              --
Impairment write-down ............................        (2,251)           (222)           (365)           --              (229)
------------------------------------------------------------------------------------------------------------------------------------
   Gross balance at end of period ................        55,848          49,323          46,214          45,834          41,126
------------------------------------------------------------------------------------------------------------------------------------
Allowance balance at beginning of period .........        13,606           5,483             820             214             229
Provision for impairment .........................         2,351           8,345           5,028             606             214
Impairment write-down ............................        (2,251)           (222)           (365)           --              (229)
------------------------------------------------------------------------------------------------------------------------------------
   Allowance balance at end of period ............        13,706          13,606           5,483             820             214
------------------------------------------------------------------------------------------------------------------------------------
   Total mortgage servicing rights, net ..........   $    42,142     $    35,717     $    40,731     $    45,014     $    40,912
====================================================================================================================================
Estimated fair value (1) .........................   $    42,142     $    35,752     $    41,826     $    45,895     $    48,110
====================================================================================================================================
AT PERIOD END
Mortgage loans serviced for others:
   Total .........................................   $ 5,056,120     $ 4,296,883     $ 3,964,462     $ 4,020,931     $ 3,549,043
   With capitalized mortgage servicing rights (2):
     Amount ......................................     4,456,822       3,999,380       3,779,562       3,686,763       3,288,766
     Weighted average interest rate ..............          7.29%           7.50%           7.56%           7.51%           7.41%
====================================================================================================================================
Custodial escrow balances ........................   $     9,924     $     5,281     $     8,207     $    11,378     $     6,762
====================================================================================================================================

(1)  The estimated fair value may exceed book value for certain asset strata.
(2) Excludes loans sold or securitized prior to 1996 without capitalized mortgage servicing rights.

NOTE (5) - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133"). SFAS 133 required the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities on the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings or other comprehensive income, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

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

Derivatives

     We offer short-term interest rate lock commitments to help us attract potential home loan borrowers. The rate locks guarantee a specified interest rate for a loan if our underwriting standards are met, but do not obligate the potential borrower. The rate lock commitments we ultimately expect to sell in the secondary market are treated as derivatives. Consequently, as derivatives, the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments are recorded in the balance sheet in either other assets or accounts payable and accrued liabilities, with an offset to current earnings under net gains on sales of loans and mortgage-backed securities. At June 30, 2001, we had rate lock commitments estimated to sell as part of our secondary marketing activities of $264 million. At origination, the fair value of our rate lock derivatives are capitalized into the basis of our loans held for sale and, from that point until sale, qualify for hedge accounting under SFAS 133.

Hedging Activities

     As part of our secondary marketing activities, we typically utilize short-term forward sale and purchase contracts to offset the impact of changes in market interest rates on the value of rate lock derivatives and loans originated for sale. Contracts associated with originated loans are accounted for as cash flow hedges. These contracts have a high correlation to the price movement of both the rate lock derivatives and the loans being hedged. Changes in forward sale contract values not assigned to originated loans and the ineffectiveness of hedge transactions are recorded in net gains on sales of loans and mortgage-backed securities. The changes in values on forward sale contracts assigned as cash flow hedges to originated loans are recorded in other comprehensive income, net of tax, as long as cash flow hedge requirements are met. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. We estimate that all of the related unrealized losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. At June 30, 2001, forward sale contracts amounted to $698 million, of which $358 million were designated as cash flow hedges, and forward purchase contracts totaled $45 million.

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

Note (8) - CURRENT ACCOUNTING ISSUES

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

     SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. For the first six months of 2001, the amortization of excess of cost over fair value of net assets acquired was $0.2 million and as of June 30, 2001, goodwill amounted to $3.4 million. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

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

OVERVIEW

     Our net income for the second quarter of 2001 totaled a record $33.4 million or $1.18 per share on a diluted basis, up 48.8% from the $22.5 million or $0.80 per share in the second quarter of 2000.

     The increase in our net income between second quarters was due to higher net income from our banking operations, which increased $11.4 million or 51.2% to $33.6 million reflecting the following:

     o net interest income increased $12.7 million or 20.1% due to increases in both average earning assets and the effective interest rate spread;
     o other income increased $12.6 million, more than double the year-ago level, due to higher net gains from sales of loans and mortgage-backed securities, and loan and deposit related fees; and
     o    provision for loan losses declined by $0.5 million.

Those favorable items were partially offset by a $6.3 million increase in operating expense due to higher costs associated with an increased number of branch locations and higher loan origination activity, and a $2.4 million addition to the valuation allowance for mortgage servicing rights due to the continued drop in interest rates which reduced the value associated with custodial deposits.

     For the first six months of 2001, our net income totaled $59.3 million or $2.09 per share on a diluted basis. This represents an increase of 33.9% over the $44.3 million or $1.57 per share in the year-ago period, excluding the $5.6 million or $0.20 per share after-tax gain from the sale of our indirect automobile finance subsidiary. Including the gain, our net income for the first six months of 2000 totaled $49.9 million or $1.77 per share on a diluted basis. The increase between six month periods primarily reflected higher net income from our banking operations.

     For the second quarter of 2001, our return on average assets was 1.22% and our return on average equity was 20.15%. For the first six months of 2001, our return on average assets was 1.08% and our return on average equity was 18.26%.

     At June 30, 2001, our assets totaled $10.8 billion, up $345 million or 3.3% from a year ago, but down $209 million or 1.9% from March 31, 2001. Our single family loan originations totaled a record $2.122 billion in the second quarter of 2001, up 52.7% from the $1.390 billion we originated in the second quarter of 2000 and 47.6% above the $1.438 billion we originated in the first quarter of 2001. Of the current quarter total, $826 million represented originations of loans for portfolio, of which $110 million represented subprime credits. In addition to single family loans, we originated $43 million of other loans in the quarter.

     Between second quarters, we funded our asset growth with a $1.8 billion or 24.0% increase in deposits. At quarter-end, our deposits totaled $9.0 billion. During the quarter, one new traditional branch and seven new in-store branches were opened, bringing our total branches at quarter end to 129, of which 63 are in-store. A year ago, branches totaled 104, of which 40 were in-store.

     Our non-performing assets increased only $1 million during the quarter to $60 million or 0.55% of total assets.

     At June 30, 2001, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 6.95% and a risk-based capital ratio of 13.84%. These capital levels were substantially above the "well capitalized" standards defined by regulation of 5% for core and tangible capital and 10% for risk-based capital.

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

     Our net interest income totaled $76.2 million in the second quarter of 2001, up $12.7 million or 19.9% from the same period last year. The improvement between second quarters reflected increases in both average earning assets and the effective interest rate spread. Our average earning assets increased by $633 million or 6.4% between second quarters to $10.6 billion. Our effective interest rate spread of 2.89% in the current quarter was up from the year-ago quarter level of 2.56%. This improvement reflected an increase in our earning asset yield between second quarters, while our cost of funds declined. This is indicative of what typically happens when interest rates decline, as there is an administrative lag in the repricing of our loans which are primarily priced to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"). Our current quarter effective interest rate spread was up 2 basis points from the first quarter 2001 level, as our earning asset yield fell more consistent with our cost of funds on a linked-quarter basis. For the first six months of 2001, net interest income totaled $152.4 million, up $26.1 million or 20.6% from a year ago.

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

     The table also sets forth our net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of total deposits, borrowings and capital securities--for the periods indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances using the average of each month's daily average balance during the periods indicated.

                                                            Three Months Ended June 30,
                                     ---------------------------------------------------------------------
                                                     2001                                2000
                                     ---------------------------------------------------------------------
                                                              Average                             Average
                                        Average                Yield/      Average                 Yield/
(Dollars in Thousands)                  Balance     Interest    Rate       Balance      Interest    Rate
----------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans .........................   $10,057,634   $203,820    8.11%     $ 9,581,579   $186,648    7.79%
    Mortgage-backed securities ....         5,651         87    6.16           17,963        300    6.68
    Investment securities .........       501,169      7,328    5.86          331,885      5,752    6.97
----------------------------------------------------------------------------------------------------------
      Total interest-earning assets    10,564,454    211,235    8.00        9,931,427    192,700    7.76
Non-interest-earning assets .......       362,519                             349,115
----------------------------------------------------------------------------------------------------------
    Total assets ..................   $10,926,973                         $10,280,542
==========================================================================================================
Transaction accounts:
    Non-interest-bearing checking .   $   296,370   $   --      --  %     $   200,540   $   --      --  %
    Interest-bearing checking (1) .       408,931        499    0.49          384,499        922    0.96
    Money market ..................        89,960        629    2.80           89,028        629    2.84
    Regular passbook ..............       875,580      7,515    3.44          806,793      7,053    3.52
----------------------------------------------------------------------------------------------------------
      Total transaction accounts ..     1,670,841      8,643    2.07        1,480,860      8,604    2.34
Certificates of deposit ...........     7,102,427    105,743    5.97        5,651,092     81,615    5.81
----------------------------------------------------------------------------------------------------------
    Total deposits ................     8,773,268    114,386    5.23        7,131,952     90,219    5.09
Borrowings ........................     1,241,535     17,562    5.67        2,361,491     35,875    6.11
Capital securities ................       120,000      3,041   10.14          120,000      3,041   10.14
----------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
     capital securities ...........    10,134,803    134,989    5.34        9,613,443    129,135    5.40
Other liabilities .................       128,086                             100,853
Stockholders' equity ..............       664,084                             566,246
----------------------------------------------------------------------------------------------------------
    Total liabilities and
     stockholders' equity .........   $10,926,973                         $10,280,542
==========================================================================================================
Net interest income/interest rate
 spread ...........................                 $ 76,246    2.66%                   $ 63,565    2.36%
Excess of interest-earning assets
 over deposits, borrowings and
 capital securities ...............   $   429,651                             317,984
Effective interest rate spread ....                             2.89                                2.56
==========================================================================================================
                                                             Six Months Ended June 30,
                                     ---------------------------------------------------------------------
                                                     2001                                2000
                                     ---------------------------------------------------------------------
                                                              Average                             Average
                                        Average                Yield/      Average                 Yield/
(Dollars in Thousands)                  Balance     Interest    Rate       Balance      Interest    Rate
----------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans .........................   $10,119,289   $416,582    8.23%     $ 9,263,800   $359,118    7.75%
    Mortgage-backed securities ....         6,706        215    6.41           19,420        652    6.71
    Investment securities .........       466,097     14,404    6.23          322,682     10,445    6.51
----------------------------------------------------------------------------------------------------------
      Total interest-earning assets    10,592,092    431,201    8.14        9,605,902    370,215    7.71
Non-interest-earning assets .......       358,203                             342,854
----------------------------------------------------------------------------------------------------------
    Total assets ..................   $10,950,295                         $ 9,948,756
==========================================================================================================
Transaction accounts:
    Non-interest-bearing checking .   $   271,308   $   --      --  %     $   195,866   $   --      --  %
    Interest-bearing checking (1) .       402,707      1,132    0.57          377,607      1,859    0.99
    Money market ..................        89,610      1,254    2.82           90,662      1,280    2.84
    Regular passbook ..............       821,264     13,943    3.42          813,646     14,426    3.57
----------------------------------------------------------------------------------------------------------
      Total transaction accounts ..     1,584,889     16,329    2.08        1,477,781     17,565    2.39
Certificates of deposit ...........     6,988,021    212,858    6.14        5,463,277    153,887    5.66
----------------------------------------------------------------------------------------------------------
    Total deposits ................     8,572,910    229,187    5.39        6,941,058    171,452    4.97
Borrowings ........................     1,478,807     43,524    5.94        2,235,113     66,353    5.97
Capital securities ................       120,000      6,082   10.14          120,000      6,082   10.14
----------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
     capital securities ...........    10,171,717    278,793    5.53        9,296,171    243,887    5.28
Other liabilities .................       128,837                              97,915
Stockholders' equity ..............       649,741                             554,670
----------------------------------------------------------------------------------------------------------
    Total liabilities and
     stockholders' equity .........   $10,950,295                         $ 9,948,756
==========================================================================================================
Net interest income/interest rate
 spread ...........................                 $152,408    2.61%                   $126,328    2.43%
Excess of interest-earning assets
 over deposits, borrowings and
 capital securities ...............   $   420,375                         $   309,731
Effective interest rate spread ....                             2.88                                2.63
==========================================================================================================

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

                                                 Three Months Ended June 30,                      Six Months Ended June 30,
                                                      2001 Versus 2000                                2001 Versus 2000
                                                        Changes Due To                                  Changes Due To
                                        --------------------------------------------------------------------------------------------
                                                                 Rate/                                           Rate/
(In Thousands)                           Volume       Rate      Volume        Net       Volume        Rate      Volume      Net
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans ...........................   $  9,273   $  7,525    $    374    $ 17,172    $ 33,164    $ 22,246    $  2,054    $ 57,464
    Mortgage-backed securities ......       (206)       (23)         16        (213)       (427)        (29)         19        (437)
    Investment securities ...........      2,982       (931)       (475)      1,576       4,595        (440)       (196)      3,959
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest income .....     12,049      6,571         (85)     18,535      37,332      21,777       1,877      60,986
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Transaction accounts:
      Interest-bearing checking (1) .         58       (452)        (29)       (423)        124        (798)        (53)       (727)
      Money market ..................       --         --          --          --           (17)         (9)       --           (26)
      Regular passbook ..............        638       (162)        (14)        462         148        (626)         (5)       (483)
------------------------------------------------------------------------------------------------------------------------------------
        Total transaction accounts ..        696       (614)        (43)         39         255      (1,433)        (58)     (1,236)
    Certificates of deposit .........     21,193      2,337         598      24,128      42,522      12,860       3,589      58,971
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     21,889      1,723         555      24,167      42,777      11,427       3,531      57,735
    Borrowings ......................    (16,912)    (2,386)        985     (18,313)    (22,594)        (73)       (162)    (22,829)
    Capital securities ..............       --         --          --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest expense ....      4,977       (663)      1,540       5,854      20,183      11,354       3,369      34,906
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income .......   $  7,072   $  7,234    $ (1,625)   $ 12,681    $ 17,149    $ 10,423    $ (1,492)   $ 26,080
====================================================================================================================================

(1) Includes amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $0.4 million in the current quarter, down from $0.9 million in the second quarter of 2000. For the first six months of 2001, provision for loan losses was $0.5 million, compared to $1.7 million in the year-ago period. For information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 30.

OTHER INCOME

     Our total other income was $22.3 million in the second quarter of 2001, up $12.8 million from a year ago primarily due to:

     o an $8.2 million increase in net gains from sales of loans and mortgage-backed securities; and
     o    a $7.1 million increase in loan and deposit related fees.

Those increases were partially offset by a $2.4 million addition to the valuation allowance for mortgage servicing rights that appears within the category of loan servicing fees. For the first six months of 2001, total other income was $28.2 million, down $2.7 million from a year ago, of which $9.8 million was attributable to the year-ago pre-tax gain from the sale of our indirect automobile finance subsidiary. Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

     Loan and deposit related fees totaled $14.1 million in the second quarter of 2001, up $7.1 million from a year ago. Our loan related fees accounted for $5.7 million of the increase between second quarters, of which $4.9 million represented higher loan prepayment fees. Our deposit related fees increased by $1.4 million or 44.5%, primarily due to higher fees from our checking accounts. For the six months of 2001, loan and deposit related fees totaled $24.4 million, up $11.5 million from the same period of 2000.

     The following table presents a breakdown of loan and deposit related fees for the periods indicated.

                                                            Three Months Ended
                                          -------------------------------------------------------
                                          June 30,  March 31, December 31, September 30, June 30,
(In Thousands)                              2001       2001       2000         2000        2000
-------------------------------------------------------------------------------------------------
Loan related fees:
    Prepayment fees ...................   $ 7,455   $ 4,525     $ 3,899     $ 3,043     $ 2,604
    Other fees ........................     2,251     1,779       1,513       1,329       1,338
Deposit related fees:
    Automated teller machine fees .....     1,650     1,533       1,618       1,566       1,362
    Other fees ........................     2,780     2,393       2,270       2,021       1,703
-------------------------------------------------------------------------------------------------
    Total loan and deposit related fees   $14,136   $10,230     $ 9,300     $ 7,959     $ 7,007
=================================================================================================

Real Estate and Joint Ventures Held for Investment

     Income from our real estate and joint ventures held for investment in the second quarter of 2001 was virtually unchanged from $0.7 million a year ago. Our net gains on sales of joint ventures declined by $1.1 million and income from real estate operations declined by $0.4 million due to fewer properties being owned. These decreases were offset by a $1.4 million decline in the provision for losses on real estate and joint ventures. For the first six months of 2001, income from real estate and joint ventures held for investment totaled $1.7 million, down $2.1 million from the same period of 2000.

     The table below sets forth the key components comprising our income from real estate and joint venture operations for the periods indicated.

                                                                                 Three Months Ended
                                                         --------------------------------------------------------------
                                                          June 30,   March 31,  December 31,  September 30,   June 30,
(In Thousands)                                              2001       2001        2000          2000           2000
-----------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ................   $   452    $   508     $   309       $   422       $   866
   Equity in net income from joint ventures ..........       121        391         169         1,531         1,147
   Interest from joint venture advances ..............       152        132         200           215           200
-----------------------------------------------------------------------------------------------------------------------
     Total operations, net ...........................       725      1,031         678         2,168         2,213
Net gains on sales of wholly owned real estate .......      --            2         303         1,257          --
(Provision for) reduction of losses on real estate and
   joint ventures ....................................       (33)       (33)        (36)          600        (1,473)
-----------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint ventures held for
     investment, net .................................   $   692    $ 1,000     $   945       $ 4,025       $   740
=======================================================================================================================

Secondary Marketing Activities

     Sales of loans and mortgage-backed securities we originated increased to $1.364 billion in the second quarter of 2001 from $467 million a year ago. Net gains associated with these sales totaled $9.0 million in the second quarter of 2001, up from $0.7 million a year ago. The net gains included capitalized mortgage servicing rights of $13.4 million in the second quarter of 2001, compared to $5.5 million a year ago. For the first six months of 2001, net gains on sales of loans and mortgage-backed securities totaled $11.1 million, up from $2.5 million from the same period of 2000.

     A loss of $2.9 million was recorded in loan servicing fees from our portfolio of loans serviced for others during the second quarter of 2001, compared to income of $0.3 million a year ago. The loss in the 2001 second quarter reflects a $2.4 million provision to the valuation allowance for mortgage servicing rights due to the continued drop in interest rates which reduced the value associated with custodial deposits. At June 30, 2001, we serviced $5.1 billion of loans for others, compared to $4.0 billion at December 31, 2000 and $3.5 billion at June 30, 2000. For the first six months of 2001, a loss of $11.1 million was recorded in loan servicing fees, compared to income of $0.6 million from the same period of 2000.

     The following table presents a breakdown of the components of our loan servicing fees for the periods indicated.

                                                            Three Months Ended
                                   -------------------------------------------------------------------
                                   June 30,     March 31,   December 31,   September 30,   June 30,
(In Thousands)                       2001         2001         2000            2000          2000
------------------------------------------------------------------------------------------------------
Income from servicing operations   $ 1,752      $ 2,223       $ 2,718       $ 2,086        $ 1,890
Amortization of MSRs ...........    (2,299)      (2,063)       (1,803)       (1,559)        (1,363)
Provision for impairment .......    (2,351)      (8,345)       (5,028)         (606)          (214)
------------------------------------------------------------------------------------------------------
  Total loan servicing fees ....   $(2,898)     $(8,185)      $(4,113)      $   (79)       $   313
======================================================================================================

     For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements--Note (4)--Mortgage Servicing Rights on page 8.

OPERATING EXPENSE

     Operating expense totaled $40.1 million in the current quarter, up $7.2 million from the second quarter of 2000. The increase was primarily due to a $7.4 million or 22.7% increase in general and administrative expense. That increase was primarily due to higher costs associated with an increased number of branch locations and higher loan origination activity. For the first six months of 2001, operating expenses totaled $77.4 million, up $8.7 million from the same period of 2000.

     The following table presents a breakdown of our operating expense for the periods indicated.

                                                                        Three Months Ended
                                                 ----------------------------------------------------------------
                                                 June 30,    March 31,  December 31,  September 30,  June 30,
(In Thousands)                                     2001        2001         2000          2000         2000
-----------------------------------------------------------------------------------------------------------------
Salaries and related costs ...................   $ 24,646    $ 23,271    $ 21,743     $ 19,280      $ 19,974
Premises and equipment costs .................      6,042       6,043       5,945        5,837         5,803
Advertising expense ..........................      1,127       1,176       1,121          980           812
Professional fees ............................      1,604         577       1,274          537           688
SAIF insurance premiums and regulatory
   assessments ...............................        741         732         696          683           627
Other general and administrative expense .....      5,973       5,339       5,188        4,823         4,817
-----------------------------------------------------------------------------------------------------------------
    Total general and administrative expense .     40,133      37,138      35,967       32,140        32,721
Net operation of real estate acquired in
   settlement of loans .......................       (106)         (2)        263          221            87
Amortization of excess of cost over fair value
    of net assets acquired ...................        114         114         114          115           116
-----------------------------------------------------------------------------------------------------------------
    Total operating expense ..................   $ 40,141    $ 37,250    $ 36,344     $ 32,476      $ 32,924
=================================================================================================================

PROVISION FOR INCOME TAXES

     Income taxes for the current quarter totaled $24.5 million, resulting in an effective tax rate of 42.3%, compared to $16.7 million and 42.6% for the like quarter of a year ago. For the first six months of 2001, our effective tax rate was 42.3%, compared to 42.6% for the same period of 2000. For further information regarding income taxes, see Notes to Consolidated Financial Statements--Note (6) - Income Taxes on page 9.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed our consolidated results. The purpose of this section is to present data and discussion on the results of operations of our two business segments--banking and real estate investment. For further information regarding business segments, see Notes To Consolidated Financial Statements--Note (3)--Business Segment Reporting on page 7.

     The following table presents by business segment our net income for the periods indicated.

                                                                 Three Months Ended
                                             ---------------------------------------------------------
                                           June 30,   March 31,  December 31, September 30, June 30,
(In Thousands)                               2001       2001        2000          2000        2000
------------------------------------------------------------------------------------------------------
Banking net income .....................   $ 33,619    $ 25,309   $ 22,738    $ 24,080     $ 22,237
Real estate investment net income (loss)       (164)        555        257       2,258          245
------------------------------------------------------------------------------------------------------
   Total net income ....................   $ 33,455    $ 25,864   $ 22,995    $ 26,338     $ 22,482
======================================================================================================
                                                                             Six Months Ended June 30,
                                                                            --------------------------
                                                                                 2001         2000
------------------------------------------------------------------------------------------------------
Banking net income ..............                                             $ 58,928     $ 48,004
Real estate investment net income                                                  391        1,914
------------------------------------------------------------------------------------------------------
   Total net income .............                                             $ 59,319     $ 49,918
======================================================================================================

Banking

     Net income from our banking operations for the second quarter of 2001 totaled $33.6 million, up 51.2% from $22.2 million in the second quarter of 2000.

     The increase between second quarters primarily reflected higher net interest income and other income. Net interest income increased $12.7 million or 20.1% due to an increase in both our average earning assets and our effective interest rate spread. Other income increased $12.6 million, more than double the year-ago level, due to higher net gains from sales of loans and mortgage-backed securities, and loan and deposit related fees. Also favorably impacting our banking net income was a $0.5 million decline in provision for loan losses. These favorable items were partially offset by an unfavorable change in loan servicing fees and an increase in operating expense. Loan servicing included a $2.4 million addition to the valuation allowance for mortgage servicing rights, while operating expense increased $6.3 million due to higher costs associated with the increased number of branch locations and higher loan origination activity.

     The following table sets forth our banking operational results for the periods indicated and selected financial data.

                                                                          Three Months Ended
                                             -----------------------------------------------------------------------
                                                June 30,       March 31,   December 31,  September 30,     June 30,
(In Thousands)                                    2001           2001          2000           2000           2000
--------------------------------------------------------------------------------------------------------------------
Net interest income .....................   $    76,236   $    76,134   $    68,879    $    67,137    $    63,501
Provision for loan losses ...............           431            52           511          1,007            942
Other income ............................        21,211         4,683         6,466          7,953          8,640
Operating expense .......................        38,863        36,990        35,738         32,216         32,558
Net intercompany income .................            84            97            99             83            107
--------------------------------------------------------------------------------------------------------------------
Income before income taxes ..............        58,237        43,872        39,195         41,950         38,748
Income taxes ............................        24,618        18,599        16,457         17,870         16,511
--------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of
   change in accounting principle .......        33,619        25,273        22,738         24,080         22,237
Cumulative effect of change in accounting
   principle, net of income taxes .......          --              36          --             --             --
--------------------------------------------------------------------------------------------------------------------
     Net income .........................   $    33,619   $    25,309   $    22,738    $    24,080    $    22,237
====================================================================================================================
AT PERIOD END
Assets:
   Loans and mortgage-backed securities .   $ 9,981,213   $10,272,222   $10,084,353    $ 9,646,741    $ 9,787,661
   Other ................................       837,387       755,324       806,201        715,933        683,771
--------------------------------------------------------------------------------------------------------------------
     Total assets .......................    10,818,600    11,027,546    10,890,554     10,362,674     10,471,432
--------------------------------------------------------------------------------------------------------------------
Equity ..................................   $   680,719   $   648,592   $   624,636    $   602,624    $   577,496
====================================================================================================================

     For the first six months of 2001, our net income from banking totaled $58.9 million, up $10.9 million from the same period a year ago. The sale of our indirect automobile finance subsidiary benefited our year-ago six-month period net income by $5.6 million. Excluding that gain, net income from our banking operations would have increased by $16.5 million or 39.0% from a year ago.

     The following table sets forth our banking operational results for the periods indicated.

                                                                         Six Months Ended June 30,
                                                                         -------------------------
(In Thousands)                                                                2001       2000
--------------------------------------------------------------------------------------------------
Net interest income ....................................................   $152,370   $126,216
Provision for loan losses ..............................................        483      1,733
Other income:
   Gain on sale of subsidiary ..........................................       --        9,762
   All other ...........................................................     25,894     17,225
Operating expense ......................................................     75,853     68,042
Net intercompany income ................................................        181        215
--------------------------------------------------------------------------------------------------
Income before income taxes .............................................    102,109     83,643
Income taxes ...........................................................     43,217     35,639
--------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in accounting principle ..     58,892     48,004
Cumulative effect of change in accounting principle, net of income taxes         36       --
--------------------------------------------------------------------------------------------------
   Net income (1) ......................................................   $ 58,928   $ 48,004
==================================================================================================

(1) Included in the previous year was a $5.6 million after-tax gain related to the sale of subsidiary.

Real Estate Investment

     Our real estate investment operations recorded a loss of $0.2 million in the second quarter of 2001, compared to net income of $0.2 million in the year-ago quarter. The decline was primarily attributed to higher operating expenses due to litigation matters associated with certain joint venture partners.

     The following table sets forth real estate investment operational results for the periods indicated and selected financial data.

                                                                          Three Months Ended
                                                ----------------------------------------------------------------
                                                   June 30,    March 31,  December 31, September 30,  June 30,
(In Thousands)                                        2001        2001         2000         2000         2000
----------------------------------------------------------------------------------------------------------------
Net interest income ...........................   $     10    $     28    $     58     $     73      $     64
Other income ..................................      1,072       1,268       1,079        4,112           827
Operating expense .............................      1,278         260         606          260           366
Net intercompany expense ......................         84          97          99           83           107
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ...       (280)        939         432        3,842           418
Income taxes (benefit) ........................       (116)        384         175        1,584           173
----------------------------------------------------------------------------------------------------------------
   Net income (loss) ..........................   $   (164)   $    555    $    257     $  2,258      $    245
================================================================================================================
AT PERIOD END:
Assets:
   Investment in real estate and joint ventures   $ 19,950    $ 18,690    $ 17,641     $ 15,851      $ 39,256
   Other ......................................      1,673       3,337       3,584        6,347         7,655
----------------------------------------------------------------------------------------------------------------
     Total assets .............................     21,623      22,027      21,225       22,198        46,911
----------------------------------------------------------------------------------------------------------------
Equity ........................................   $ 18,307    $ 18,471    $ 17,916     $ 17,659      $ 41,753
================================================================================================================

     Our investment in real estate and joint ventures amounted to $20 million at June 30, 2001, compared to $18 million at December 31, 2000 and $39 million at June 30, 2000.

     For the first six months of 2001, our net income from real estate investment operations totaled $0.4 million, down from $1.9 million from the same period a year ago.

     The following table sets forth our real estate investment operational results for the periods indicated.

                             Six Months Ended June 30,
                             -------------------------
(In Thousands)                   2001        2000
------------------------------------------------------
Net interest income ......      $   38      $  112
Other income .............       2,340       3,957
Operating expense ........       1,538         607
Net intercompany expense .         181         215
------------------------------------------------------
Income before income taxes         659       3,247
Income taxes .............         268       1,333
------------------------------------------------------
   Net income ............      $  391      $1,914
======================================================

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 30.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, decreased $291 million during the second quarter to a total of $10.0 billion or 92.2% of assets at June 30, 2001. The decrease represents a lower level of single family loans held for investment, which declined $210 million during the quarter as prepayments exceeded originations. Given the low interest rate environment and borrower preference for fixed rate loans, our annualized prepayment speed in the current quarter was a record 44%, compared to 18% a year ago.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                           Three Months Ended
                                              ---------------------------------------------------------------------
                                                 June 30,     March 31,   December 31,  September 30,    June 30,
(In Thousands)                                     2001         2001          2000           2000          2000
-------------------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential one-to-four units:
      Adjustable ..........................   $  814,696    $  636,988    $  887,064    $  382,828    $  842,899
      Fixed ...............................       10,849         4,117         2,713         3,896         4,192
   Other ..................................       43,492        28,964        57,901        82,343        40,554
-------------------------------------------------------------------------------------------------------------------
      Total loans originated for investment      869,037       670,069       947,678       469,067       887,645
Loans originated for sale (1) .............    1,296,877       796,801       335,726       482,595       542,983
-------------------------------------------------------------------------------------------------------------------
   Total loans originated .................   $2,165,914    $1,466,870    $1,283,404    $  951,662    $1,430,628
===================================================================================================================

(1)  Residential one-to-four unit loans, primarily fixed.

     Originations of residential one-to-four unit loans totaled a record $2.122 billion in the second quarter of 2001, of which $826 million were for portfolio and $1.297 billion were for sale. This was 47.6% above the $1.438 billion we originated in the first quarter of 2001 and 52.7% above the $1.390 billion we originated in the year-ago second quarter. Of the current quarter originations for portfolio, $110 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 72% of our residential one-to-four unit originations represented refinancing transactions. This is similar to the previous quarter level but up from 34% in the year-ago second quarter. In addition to single family loans, we originated $43 million of other loans in the current quarter.

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

     At June 30, 2001, $7.0 billion of the adjustable rate mortgages in our loan
portfolio  were  subject  to  negative   amortization   of  which  $183  million
represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $1.364 billion of loans in the second quarter of 2001, compared to $597 million in the previous quarter and $467 million in the second quarter of 2000. All were secured by residential one-to-four unit property, and at June 30, 2001, loans held for sale totaled $377 million.

     At June 30, 2001, our unfunded loan application pipeline totaled $1.522 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $647 million, of which $320 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments on undrawn lines of credit of $82 million and loans in process of $53 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                      Three Months Ended
                                                          --------------------------------------------------------------------------
                                                             June 30,       March 31,    December 31,   September 30,    June 30,
(In Thousands)                                                 2001            2001          2000          2000            2000
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ......................................   $   620,539    $   501,945    $   675,943    $   339,983    $   781,444
      Adjustable - subprime ...........................       106,148        135,043        210,915         41,982         61,455
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustable ..............................       726,687        636,988        886,858        381,965        842,899
      Fixed ...........................................         7,455          4,117          2,312          3,629            716
      Fixed - subprime ................................         3,394           --             --             --             --
     Residential five or more units:
      Adjustable ......................................          --             --             --             --             --
      Fixed ...........................................           125           --              163            515           --
------------------------------------------------------------------------------------------------------------------------------------
        Total residential .............................       737,661        641,105        889,333        386,109        843,615
     Commercial real estate ...........................          --             --             --           22,500           --
     Construction .....................................        23,154         18,888         30,767         35,493         15,658
     Land .............................................         6,219           --            9,785          1,025            155
   Non-mortgage:
     Commercial .......................................         4,970            165          7,029          4,850          6,060
     Automobile .......................................         1,502          2,091          4,442          6,135          6,744
     Other consumer ...................................         7,522          7,570          5,715         10,770         11,937
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..........................       781,028        669,819        947,071        466,882        884,169
Real estate loans purchased:
   One-to-four units ..................................        88,009           --              401            631          3,476
   One-to-four units - subprime .......................          --             --              206            499           --
   Other (1) ..........................................          --              250           --            1,055           --
------------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ................        88,009            250            607          2,185          3,476
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated and purchased ............       869,037        670,069        947,678        469,067        887,645
Loan repayments .......................................    (1,095,547)      (705,116)      (621,199)      (485,831)      (496,561)
Other net changes (2) .................................         5,813         32,585         28,565        (65,442)        54,562
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment      (220,697)        (2,462)       355,044        (82,206)       445,646
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO
Residential, one-to-four units:
   Originated whole loans .............................     1,296,270        796,216        333,985        469,101        518,457
   Originated whole loans - subprime ..................          --             --              794         13,494         24,526
   Loans purchased ....................................           607            585            947           --             --
   Loans transferred from (to) the investment portfolio          (787)        (2,392)        (1,745)        83,164        (11,475)
   Originated whole loans sold ........................      (292,552)      (134,352)       (75,205)      (330,306)      (165,031)
   Loans exchanged for mortgage-backed securities .....    (1,071,840)      (462,744)      (167,637)      (286,339)      (302,362)
   Other net changes ..................................          (649)        (3,179)        (6,343)        (2,957)        (1,213)
   SFAS 133 capitalized basis adjustment (3) ..........          (753)           558           --             --             --
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...       (69,704)       194,692         84,796        (53,843)        62,902
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .....................     1,071,840        462,744        167,637        286,339        302,362
   Sold ...............................................    (1,071,840)      (462,744)      (167,637)      (289,542)      (302,362)
   Repayments .........................................          (647)        (4,417)        (2,459)        (1,759)        (1,559)
   Other net changes ..................................            39             56            231             91             43
------------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities
      available for sale ..............................          (608)        (4,361)        (2,228)        (4,871)        (1,516)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
      mortgage-backed securities available for sale ...       (70,312)       190,331         82,568        (58,714)        61,386
------------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
      mortgage-backed securities ......................   $  (291,009)   $   187,869    $   437,612    $  (140,920)   $   507,032
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

                                                         June 30,        March 31,     December 31,    September 30,     June 30,
(In Thousands)                                             2001            2001            2000            2000            2000
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans secured by real estate:
    Residential one-to-four units:
      Adjustable ..................................   $  7,097,270    $  7,215,128    $  7,200,400    $  6,922,891    $  6,956,084
      Adjustable - subprime .......................      1,683,302       1,748,715       1,726,526       1,634,342       1,676,546
      Fixed .......................................        408,757         437,197         454,838         470,384         486,323
      Fixed - subprime ............................         18,256          16,941          17,388          18,120          18,806
------------------------------------------------------------------------------------------------------------------------------------
          Total residential one-to-four units .....      9,207,585       9,417,981       9,399,152       9,045,737       9,137,759
    Residential five or more units:
      Adjustable ..................................         13,359          13,462          14,203          14,284          14,917
      Fixed .......................................          5,464           5,453           5,257           5,444           4,983
    Commercial real estate:
      Adjustable ..................................         47,236          47,583          37,374          36,590          36,838
      Fixed .......................................        110,513         114,586         127,230         127,715         110,914
    Construction ..................................         99,261          96,564         118,165         120,179         121,602
    Land ..........................................         21,283          21,230          26,880          26,294          37,222
Non-mortgage:
    Commercial ....................................         21,648          21,312          21,721          23,454          24,511
    Automobile ....................................         32,594          36,590          39,614          40,303          38,935
    Other consumer ................................         56,096          58,610          60,653          60,362          56,627
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment .............      9,615,039       9,833,371       9,850,249       9,500,362       9,584,308
Increase (decrease) for:
    Undisbursed loan funds ........................        (59,940)        (59,206)        (72,328)        (72,393)        (77,563)
    Net deferred costs and premiums ...............         78,621          80,010          79,109          73,579          76,232
    Allowance for losses ..........................        (34,301)        (34,059)        (34,452)        (34,014)        (33,237)
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment, net ........      9,599,419       9,820,116       9,822,578       9,467,534       9,549,740
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET
Loans held for sale:
    Residential one-to-four units .................        376,755         445,706         251,014         163,726         209,248
    Residential one-to-four units - subprime ......           --              --               558           3,050          11,371
    SFAS 133 capitalized basis adjustment (1) .....           (195)            558            --              --              --
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale ...................        376,560         446,264         251,572         166,776         220,619
Mortgage-backed securities available for sale:
    Adjustable ....................................          5,234           5,835           6,050           6,240           6,783
    Fixed .........................................           --                 7           4,153           6,191          10,519
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage-backed securities available
          for sale ................................          5,234           5,842          10,203          12,431          17,302
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale and mortgage-backed
          securities available for sale ...........        381,794         452,106         261,775         179,207         237,921
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-backed securities ..   $  9,981,213    $ 10,272,222    $ 10,084,353    $  9,646,741    $  9,787,661
====================================================================================================================================

(1) Reflects the change in value from date of interest rate lock commitment to date of origination.

     We carry loans for sale at the lower of cost or market. At June 30, 2001, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     At June 30, 2001, our residential one-to-four units subprime portfolio consisted of approximately 75% "A-" credit, 21% "B" credit and 4% "C" credit loans. At June 30, 2001, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at June 30, 2001, reflected an unrealized loss of $30,000. The current quarter-end unrealized loss, less the associated tax effect is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At June 30, 2001, our deposits totaled $9.0 billion, up $1.8 billion or 24.0% from the year-ago quarter end and up $957 million or 11.8% from year-end 2000. Compared to the year-ago period, our certificates of deposit increased $1.4 billion or 24.2% and our transaction accounts--i.e., checking, regular passbook and money market--increased $339 million or 23.1%. Within transaction accounts, our regular passbook accounts increased $183 million or 22.7% and our total checking accounts (non-interest and interest bearing) increased $151 million or 26.2%.

     The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

                          June 30, 2001       March 31, 2001     December 31, 2000   September 30, 2000     June 30, 2000
                       -------------------------------------------------------------------------------------------------------------
                         Weighted            Weighted             Weighted             Weighted             Weighted
                          Average             Average              Average              Average              Average
(Dollars in Thousands)      Rate    Amount      Rate     Amount      Rate     Amount      Rate     Amount      Rate     Amount
------------------------------------------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing
     checking ............  --  %  $  328,338   --  %   $  335,404   --  %   $  244,311   --  %   $  225,442   --  %   $  200,823
   Interest-bearing
     checking (1) ........  0.42      401,126   0.42       416,636   0.78       395,640   0.78       381,596   0.76       377,212
   Money market ..........  2.79       89,949   2.87        91,733   2.88        89,408   2.87        88,505   2.88        85,339
   Regular passbook ......  3.44      986,488   3.38       807,503   3.41       754,127   3.42       776,527   3.43       803,841
------------------------------------------------------------------------------------------------------------------------------------
     Total transaction
       accounts ..........  2.11    1,805,901   1.92     1,651,276   2.12     1,483,486   2.18     1,472,070   2.24     1,467,215
Certificates of deposit:
   Less than 3.00% .......  2.48       27,473   2.14         7,620   2.41         6,357   2.41         7,188   2.48         7,708
   3.00-3.49 .............  3.36        8,342   3.45            26   3.45            25   3.45            26   3.41             1
   3.50-3.99 .............  3.83       82,191   3.81        20,748   3.97           384   3.82             1   3.82             1
   4.00-4.49 .............  4.29      387,442   4.38         7,279   4.19        26,916   4.23        33,660   4.29        41,648
   4.50-4.99 .............  4.74      691,800   4.72       293,442   4.82        80,844   4.83       162,903   4.81       263,352
   5.00-5.99 .............  5.50    2,791,697   5.62     2,288,745   5.71     1,901,166   5.69     2,106,639   5.66     3,011,284
   6.00-6.99 .............  6.59    3,233,032   6.64     4,424,756   6.63     4,558,730   6.58     3,889,166   6.49     2,493,154
   7.00 and greater ......  7.03       12,186   7.03        14,383   7.02        24,781   7.02        20,129   7.02         5,146
------------------------------------------------------------------------------------------------------------------------------------
     Total certificates of
       deposit ...........  5.82    7,234,163   6.21     7,056,999   6.33     6,599,203   6.22     6,219,712   5.96     5,822,294
------------------------------------------------------------------------------------------------------------------------------------
       Total deposits.....  5.08%  $9,040,064   5.40%   $8,708,275   5.56%   $8,082,689   5.44%   $7,691,782   5.22%   $7,289,509
====================================================================================================================================

(1)  Includes amounts swept into money market deposit accounts.

BORROWINGS

     During the 2001 second quarter, our borrowings decreased $564 million to $893 million, due to a decrease in FHLB advances. This followed a decrease of $521 million during the first quarter of 2001.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                      June 30,     March 31,    December 31,  September 30,   June 30,
(Dollars in Thousands)                                  2001          2001          2000          2000          2000
-------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................   $  892,670    $1,457,046    $1,978,348    $1,860,255    $2,411,808
Other borrowings ...............................           94           145           224           248           285
-------------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $  892,764    $1,457,191    $1,978,572    $1,860,503    $2,412,093
=========================================================================================================================
Weighted average rate on borrowings during
    the period .................................         5.67%         6.14%         6.34%         6.39%         6.11%
Total borrowings as a percentage of total assets         8.25         13.21         18.16         17.95         23.02
=========================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities, of which $108 million was invested as additional common stock in the Bank. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense including the amortization of deferred issuance costs on our capital securities was $3.0 million for the second quarter of 2001.

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

     The following table sets forth the repricing frequency of our major asset and liability categories as of June 30, 2001, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                                 June 30, 2001
                                                -------------------------------------------------------------------------------
                                                   Within        7 - 12        2 - 5       6 - 10        Over          Total
(Dollars in Thousands)                            6 Months       Months        Years        Years       10 Years       Balance
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock .. (1)  $  288,273   $    36,283     $130,396    $      69     $   --      $   455,021
   Loans and mortgage-backed securities: . (2)
     Loans secured by real estate:
       Residential:
         Adjustable ......................       8,315,833       238,787      291,575         --           --        8,846,195
         Fixed ...........................         414,476        32,435      178,564      106,903       76,458        808,836
       Commercial real estate ............          49,632        17,198       81,151        3,609        1,660        153,250
       Construction ......................          50,691          --           --           --           --           50,691
       Land ..............................          13,557             9           67          799         --           14,432
     Non-mortgage loans:
       Commercial ........................          14,721          --           --           --           --           14,721
       Consumer ..........................          62,980         6,446       18,428         --           --           87,854
     Mortgage-backed securities ..........           5,234          --           --           --           --            5,234
-------------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed
     securities ..........................       8,927,124       294,875      569,785      111,311       78,118      9,981,213
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets .......      $9,215,397   $   331,158     $700,181    $ 111,380     $ 78,118    $10,436,234
===============================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .........      $  328,338          --           --           --           --          328,338
   Interest-bearing checking ............. (3)     401,126          --           --           --           --          401,126
   Money market .......................... (4)      89,949          --           --           --           --           89,949
   Regular passbook ...................... (4)     986,488          --           --           --           --          986,488
-------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ..........       1,805,901          --           --           --           --        1,805,901
Certificates of deposit .................. (1)   5,242,261     1,853,536      138,366         --           --        7,234,163
-------------------------------------------------------------------------------------------------------------------------------
   Total deposits ........................       7,048,162     1,853,536      138,366         --           --        9,040,064
Borrowings ...............................         215,549        74,258      172,957      430,000         --          892,764
Capital securities .......................            --            --           --           --        120,000        120,000
-------------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
     capital securities ..................      $7,263,711   $ 1,927,794     $311,323    $ 430,000     $120,000    $10,052,828
===============================================================================================================================
Excess (shortfall) of interest-earning
    assets over deposits, borrowings and
    capital securities ...................      $1,951,686   $(1,596,636)    $388,858    $(318,620)    $(41,882)   $   383,406
Cumulative gap ...........................       1,951,686       355,050      743,908      425,288      383,406
Cumulative gap - as a % of total assets:
   June 30, 2001 .........................           18.03%         3.28%        6.87%        3.93%        3.54%
   December 31, 2000 .....................           28.66          7.13         5.94         3.13         3.13
   June 30, 2000 .........................           32.57         14.05         5.23         2.41         2.85
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

     Our six-month gap at June 30, 2001 was a positive 18.03%. This means that more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 28.66% at December 31, 2000 and 32.57% at June 30, 2000. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended June 30, 2001, we originated and purchased for investment $2.9 billion of adjustable rate loans which represented approximately 98% of all loans we originated and purchased for investment during the period.

     At June 30, 2001, 98% of our interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from December 31, 2000 but up slightly from 97% at June 30, 2000. At June 30, 2001, loans held for investment and mortgage-backed securities with adjustable interest rates represented 90% of those portfolios. During the second quarter of 2001, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At June 30, 2001, $9.2 billion or 92% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $9.4 billion or 93% at December 31, 2000 and $9.1 billion or 93% at June 30, 2000.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                         June 30,       March 31,     December 31,  September 30,     June 30,
                                           2001           2001            2000           2000           2000
--------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities    8.24%          8.56%           8.45%          8.40%          8.03%
   Federal Home Loan Bank stock .......    6.00           5.51            5.52           5.52           5.52
   Investment securities ..............    5.54           6.00            6.45           6.42           6.35
--------------------------------------------------------------------------------------------------------------
     Interest-earning assets yield ....    8.12           8.46            8.36           8.32           7.97
--------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................    5.08           5.40            5.56           5.44           5.22
   Borrowings:
     Federal Home Loan Bank advances ..    5.36           5.94            6.26           6.37           6.31
     Other borrowings .................    7.88           7.88            8.12           7.88           7.88
--------------------------------------------------------------------------------------------------------------
        Total borrowings ..............    5.36           5.94            6.26           6.37           6.31
   Capital securities .................   10.00          10.00           10.00          10.00          10.00
--------------------------------------------------------------------------------------------------------------
     Combined funds cost ..............    5.16           5.53            5.75           5.68           5.55
--------------------------------------------------------------------------------------------------------------
        Interest rate spread ..........    2.96%          2.93%           2.61%          2.64%          2.42%
==============================================================================================================

     The period-end weighted average yield on our loan portfolio decreased to 8.24% at June 30, 2001, down from 8.45% at December 31, 2000 , but up from 8.03% at June 30, 2000. At June 30, 2001, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securitites, totaled $8.8 billion with a weighted average rate of 8.27%, compared to $9.0 billion with a weighted average rate of 8.47% at December 31, 2000 and $8.7 billlion with a weighted average rate of 8.00% at June 30, 2000.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets increased during the quarter by only $1 million to $60 million or 0.55% of total assets. This increase was primarily due to a rise in residential non-performers of $2 million, which included a $2 million decline in residential subprime non-performers. Non-performing assets at quarter end include non-accrual loans aggregating $2 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                        June 30,    March 31,    December 31,   September 30,    June 30,
(Dollars in Thousands)                                    2001         2001          2000           2000           2000
--------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $22,494      $16,965       $20,746        $17,976        $18,692
    Residential one-to-four units - subprime ........    25,737       26,353        22,296         20,389         19,725
    Other ...........................................     3,054        3,367         1,708          1,867          1,537
--------------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................    51,285       46,685        44,750         40,232         39,954
Troubled debt restructure - below market rate (1) ...       204          205           206            209            210
Real estate acquired in settlement of loans .........     8,366       11,634         9,942          9,161          5,657
Repossessed automobiles .............................        37           15            76           --             --
--------------------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................   $59,892      $58,539       $54,974        $49,602        $45,821
==========================================================================================================================
Allowance for loan losses:
    Amount ..........................................   $34,301      $34,059       $34,452        $34,014        $33,237
    As a percentage of non-performing loans .........     66.62%       72.64%        76.63%         84.11%         82.75%
Non-performing assets as a percentage of total assets      0.55         0.53          0.50           0.48           0.44
==========================================================================================================================

(1)  Represents a single residential one-to-four unit loan.

Delinquent Loans

     During the 2001 second quarter, our delinquencies as a percentage of total loans outstanding increased from 0.73% to 0.81% and were above the 0.51% of a year ago. The increase primarily occurred in both of our residential one-to-four unit categories.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                        June 30, 2001                            March 31, 2001
                                          -----------------------------------------------------------------------------------
                                            30-59     60-89       90+                 30-59     60-89      90+
(Dollars in Thousands)                      Days       Days    Days (1)    Total      Days      Days     Days (1)    Total
-----------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $15,190    $ 7,262    $17,291    $39,743    $14,166    $ 6,961    $15,490    $36,617
      One-to-four units - subprime ...    11,402      6,513     20,772     38,687     11,223      6,651     17,860     35,734
      Five or more units .............      --         --          248        248       --         --          508        508
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    26,592     13,775     38,311     78,678     25,389     13,612     33,858     72,859
Non-mortgage:
    Commercial .......................      --         --        1,290      1,290       --        1,290       --        1,290
    Automobile .......................       112         63         32        207        230         55         74        359
    Other consumer ...................       287         28        185        500        189         31        190        410
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $26,991    $13,866    $39,818    $80,675    $25,808    $14,988    $34,122    $74,918
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.27%      0.14%      0.40%      0.81%      0.25%      0.15%      0.33%      0.73%
==============================================================================================================================
                                                      December 31, 2000                        September 30, 2000
                                          ------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $12,400    $ 8,611    $15,246    $36,257    $14,970    $3,037    $16,176    $34,183
      One-to-four units - subprime ...     7,300      7,658     14,427     29,385      7,701     5,422     11,911     25,034
      Five or more units .............      --         --         --         --         --        --         --         --
    Commercial real estate ...........      --         --         --         --         --        --         --         --
    Construction .....................      --         --         --         --         --        --         --         --
    Land .............................      --         --         --         --         --        --         --         --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    19,700     16,269     29,673     65,642     22,671     8,459     28,087     59,217
Non-mortgage:
    Commercial .......................      --         --         --         --         --        --         --         --
    Automobile .......................       393         26        151        570        356        50        116        522
    Other consumer ...................        98         29        246        373        200        86        433        719
------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $20,191    $16,324    $30,070    $66,585    $23,227    $8,595    $28,636    $60,458
==============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.20%      0.16%      0.30%      0.66%      0.24%     0.09%      0.30%      0.63%
==============================================================================================================================
                                                        June 30, 2000
                                          ---------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $ 7,519    $4,970    $14,805    $27,294
      One-to-four units - subprime ...     6,270     4,590     11,054     21,914
      Five or more units .............      --        --         --         --
    Commercial real estate ...........      --        --         --         --
    Construction .....................      --        --         --         --
    Land .............................      --        --         --         --
---------------------------------------------------------------------------------
      Total real estate loans ........    13,789     9,560     25,859     49,208
Non-mortgage:
    Commercial .......................      --        --         --         --
    Automobile .......................       158      --            6        164
    Other consumer ...................       372        30        208        610
---------------------------------------------------------------------------------
      Total loans ....................   $14,319    $9,590    $26,073    $49,982
=================================================================================
Delinquencies as a percentage of total
    loans ............................      0.15%     0.10%      0.26%      0.51%
=================================================================================

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

     Allowances for losses on all assets were $37 million at June 30, 2001, $38 million at December 31, 2000 and $37 million at June 30, 2000.

     Our provision for loan losses was $0.4 million in the current quarter and exceeded our net loan charge-offs by $0.2 million resulting in an increase in the allowance for loan losses to $34.3 million at June 30, 2001. The current quarter allowance increase reflected an increase of $0.4 million in allocated allowances to $5.1 million due to an increase in bankruptcies. General valuation allowances declined by $0.2 million to $26.4 million due to declines in various categories of our loan portfolio. There was no change in the unallocated allowance of $2.8 million. Since year-end 2000, our allowance for loan losses declined by $0.2 million, as general valuation allowances declined by $0.6 million, partially offset by a $0.4 million increase in allocated allowances.

     The following table is a summary of the activity of our allowance for loan losses during the periods indicated.

                                                               Three Months Ended
                                    -----------------------------------------------------------------
                                      June 30,     March 31,   December 31,  September 30,   June 30,
(In Thousands)                          2001         2001          2000           2000         2000
-----------------------------------------------------------------------------------------------------
Balance at beginning of period        $ 34,059     $ 34,452     $ 34,014      $ 33,237     $ 32,529
Provision ....................             431           52          511         1,007          942
Charge-offs ..................            (326)        (508)        (346)         (234)        (237)
Recoveries ...................             137           63          273             4            3
-----------------------------------------------------------------------------------------------------
Balance at end of period .....        $ 34,301     $ 34,059     $ 34,452      $ 34,014     $ 33,237
=====================================================================================================

     The following table presents by category of loan gross charge-offs, gross recoveries and net charge-offs during the periods indicated.

                                                                          Three Months Ended
                                                       -------------------------------------------------------------
                                                       June 30,   March 31,  December 31,  September 30,  June 30,
(Dollars in Thousands)                                   2001        2001       2000         2000           2000
--------------------------------------------------------------------------------------------------------------------
GROSS LOAN CHARGE-OFFS
Loans secured by real estate:
    Residential:
       One-to-four units ............................   $ 115       $ 268      $  69        $ 153         $ 114
       One-to-four units - subprime .................      92         136        136           21            57
       Five or more units ...........................    --          --         --           --            --
    Commercial real estate ..........................    --          --         --           --            --
    Construction ....................................    --          --         --           --            --
    Land ............................................    --          --         --           --            --
Non-mortgage:
    Commercial ......................................    --          --         --           --            --
    Automobile ......................................      72          48         98         --              17
    Other consumer ..................................      47          56         43           60            49
--------------------------------------------------------------------------------------------------------------------
       Total gross loan charge-offs .................     326         508        346          234           237
--------------------------------------------------------------------------------------------------------------------
GROSS LOAN RECOVERIES
Loans secured by real estate:
    Residential:
       One-to-four units ............................     121          59         19         --            --
       One-to-four units - subprime .................       5        --         --           --            --
       Five or more units ...........................    --          --         --           --            --
    Commercial real estate ..........................       1        --          250         --            --
    Construction ....................................    --          --         --           --            --
    Land ............................................    --          --         --           --            --
Non-mortgage:
    Commercial ......................................    --          --         --           --            --
    Automobile ......................................       4        --         --           --            --
    Other consumer ..................................       6           4          4            4             3
--------------------------------------------------------------------------------------------------------------------
       Total gross loan recoveries ..................     137          63        273            4             3
--------------------------------------------------------------------------------------------------------------------
NET LOAN CHARGE-OFFS
Loans secured by real estate:
    Residential:
       One-to-four units ............................      (6)        209         50          153           114
       One-to-four units - subprime .................      87         136        136           21            57
       Five or more units ...........................    --          --         --           --            --
    Commercial real estate ..........................      (1)       --         (250)        --            --
    Construction ....................................    --          --         --           --            --
    Land ............................................    --          --         --           --            --
Non-mortgage:
    Commercial ......................................    --          --         --           --            --
    Automobile ......................................      68          48         98         --              17
    Other consumer ..................................      41          52         39           56            46
--------------------------------------------------------------------------------------------------------------------
       Total net loan charge-offs ...................   $ 189       $ 445      $  73        $ 230         $ 234
====================================================================================================================
Net loan charge-offs as a percentage of average loans    0.01%       0.02%       -- %        0.01%         0.01%
====================================================================================================================

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                       June 30, 2001                  March 31, 2001                December 31, 2000
                               ----------------------------------------------------------------------------------------------
                                           Gross     Allowance             Gross     Allowance             Gross    Allowance
                                           Loan     Percentage             Loan     Percentage             Loan    Percentage
                                         Portfolio   To Loan             Portfolio   to Loan             Portfolio   to Loan
(Dollars in Thousands)         Allowance  Balance    Balance  Allowance   Balance    Balance  Allowance   Balance    Balance
-----------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .......  $15,139  $7,506,027   0.20%  $14,613    $7,652,325    0.19%    $15,254  $7,655,238    0.20%
     One-to-four units -
       subprime ..............   10,826   1,701,558   0.64    11,057     1,765,656    0.63      10,157   1,743,914    0.58
     Five or more units ......      141      18,823   0.75       142        18,915    0.75         146      19,460    0.75
   Commercial real estate ....    2,703     157,749   1.71     2,709       162,169    1.67       2,935     164,604    1.78
   Construction ..............    1,171      99,261   1.18     1,142        96,564    1.18       1,390     118,165    1.18
   Land ......................      263      21,283   1.24       261        21,230    1.23         332      26,880    1.24
Non-mortgage:
   Commercial ................      422      21,648   1.95       424        21,312    1.99         442      21,721    2.03
   Automobile ................      175      32,594   0.54       234        36,590    0.64         269      39,614    0.68
   Other consumer ............      661      56,096   1.18       677        58,610    1.16         727      60,653    1.20
Not specifically allocated ...    2,800        --     --       2,800          --      --         2,800        --      --
------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment ..............  $34,301  $9,615,039   0.36%  $34,059    $9,833,371    0.35%    $34,452  $9,850,249    0.35%
==============================================================================================================================
                                      September 30, 2000             June 30, 2000
                               ------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $15,143  $7,393,275   0.20%  $14,622    $7,442,407    0.20%
     One-to-four units -
       subprime .............     9,946   1,652,462   0.60     9,862     1,695,352    0.58
     Five or more units .....       148      19,728   0.75       175        19,900    0.88
   Commercial real estate ...     2,930     164,305   1.78     2,690       147,752    1.82
   Construction .............     1,412     120,179   1.17     1,433       121,602    1.18
   Land .....................       325      26,294   1.24       463        37,222    1.24
Non-mortgage:
   Commercial ...............       287      23,454   1.22       283        24,511    1.15
   Automobile ...............       234      40,303   0.58       203        38,935    0.52
   Other consumer ...........       789      60,362   1.31       706        56,627    1.25
Not specifically allocated ..     2,800        --     --       2,800          --      --
-------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $34,014  $9,500,362   0.36%  $33,237    $9,584,308    0.35%
===========================================================================================

     At June 30, 2001, the recorded investment in loans for which we recognized impairment totaled $14 million. The total allowance for losses related to these loans was $1 million. During the second quarter of 2001, total interest recognized on the impaired loan portfolio was $0.4 million, increasing the year-to-date total to $0.9 million.

     The following table is a summary of the activity in our allowance for loan losses associated with impaired loans during the periods indicated. We have recorded provisions and reductions to the allowance associated with changes in the net book value of loans classified as impaired.

                                                  Three Months Ended
                                --------------------------------------------------------
                                June 30,  March 31, December 31, September 30,  June 30,
(In Thousands)                    2001      2001       2000         2000          2000
----------------------------------------------------------------------------------------
Balance at beginning of period   $ 798     $ 800       $ 791       $ 792         $ 795
Provision (reduction) ........     (16)       (2)          9          (1)           (3)
Charge-offs ..................    --        --          --          --            --
Recoveries ...................    --        --          --          --            --
----------------------------------------------------------------------------------------
Balance at end of period .....   $ 782     $ 798       $ 800       $ 791         $ 792
========================================================================================

     The following table is a summary of the activity in our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                     Three Months Ended
                                 -----------------------------------------------------------
                                 June 30,  March 31,  December 31,  September 30,   June 30,
(In Thousands)                     2001      2001         2000           2000         2000
--------------------------------------------------------------------------------------------
Balance at beginning of period   $3,030    $2,997       $2,961         $3,561       $2,088
Provision (reduction) ........       33        33           36           (600)       1,473
Charge-offs ..................     --        --           --             --           --
Recoveries ...................     --        --           --             --           --
--------------------------------------------------------------------------------------------
Balance at end of period .....   $3,063    $3,030       $2,997         $2,961       $3,561
============================================================================================

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

     Our primary sources of funds generated in the second quarter of 2001 were from:

     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $865 million; and
     o    a net increase in deposits of $332 million.

     We used these funds for the following purposes:

     o    to originate and purchase  loans held for  investment of $634 million;
          and
     o    to paydown our borrowings by $564 million.

     At June 30, 2001, the Bank's ratio of regulatory liquidity was 5.4%, compared to 4.3% at December 31, 2000 and 4.1% at June 30, 2000.

     Downey currently has liquid assets, including due from Bank--interest bearing balances, of $20 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

     Stockholders' equity totaled $681 million at June 30, 2001, up from $625 million at December 31, 2000 and $577 million at June 30, 2000.

REGULATORY CAPITAL COMPLIANCE

     Our core and tangible capital ratios were 6.95% and our risk-based capital ratio was 13.84%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of June 30, 2001.

                                                   Tangible Capital           Core Capital           Risk-Based Capital
                                                 ----------------------   ----------------------    ---------------------
(Dollars in Thousands)                             Amount     Ratio         Amount     Ratio          Amount     Ratio
-------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .........................   $776,487                 $776,487                  $776,487
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real
      estate .................................    (17,687)                 (17,687)                  (17,687)
    Goodwill .................................     (3,379)                  (3,379)                   (3,379)
    Non-permitted mortgage servicing rights ..     (4,214)                  (4,214)                   (4,214)
   Additions:
    Unrealized gains on securities available
      for sale ...............................     (2,394)                  (2,394)                   (2,394)
    General loss allowance - investment in DSL
      Service Company ........................        549                      549                       549
    Allowance for loan losses,
      net of specific allowances (1) .........       --                       --                      34,029
-------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...........................    749,362   6.95%          749,362   6.95%           783,391    13.84%
Well capitalized requirement .................    161,785   1.50 (2)       539,284   5.00            566,195    10.00 (3)
-------------------------------------------------------------------------------------------------------------------------
Excess .......................................   $587,577   5.45%         $210,078   1.95%          $217,196     3.84%
=========================================================================================================================

(1)  Limited  to 1.25% of  risk-weighted  assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.24%.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits

(B)  Form 8-K filed April 16, 2001.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                               DOWNEY FINANCIAL CORP.




Date:  August 1, 2001                      /s/ Daniel D. Rosenthal
                            ----------------------------------------------------
                                               Daniel D. Rosenthal
                                     President and Chief Executive Officer




Date:  August 1, 2001                      /s/ Thomas E. Prince
                            ----------------------------------------------------
                                               Thomas E. Prince
                            Executive Vice President and Chief Financial Officer