Form 10-Q
period 2001-09-30
DOWNEY FINANCIAL CORP
filed 2001-11-01
CIK 935063

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

                For the quarterly period ended SEPTEMBER 30, 2001

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At September 30, 2001, 28,213,048 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL INFORMATION......................................................    1

            Consolidated Balance Sheets....................................    1
            Consolidated Statements of Income..............................    2
            Consolidated Statements of Comprehensive Income................    3
            Consolidated Statements of Cash Flows..........................    4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................   11

                                     PART II

OTHER INFORMATION..........................................................   35

            Item 6    Exhibits and Reports on Form 8-K.....................   35

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                September 30,   December 31,   September 30,
(Dollars in Thousands, Except Per Share Data)                                        2001           2000           2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................  $   103,000    $   108,202    $   106,132
Federal funds .................................................................        2,401         19,601         11,102
----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .................................................      105,401        127,803        117,234
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value .........................................      296,204        305,615        216,812
Municipal securities held to maturity, at amortized cost (estimated market value of $6,533 at September 30, 2001, $6,534 at December 31, 2000 and
    $6,709 at September 30, 2000) .............................................        6,549          6,550          6,726
Loans held for sale, at lower of cost or market ...............................      373,489        251,572        166,776
Mortgage-backed securities available for sale, at fair value ..................        4,562         10,203         12,431
Loans receivable held for investment ..........................................    9,534,438      9,822,578      9,467,534
Investments in real estate and joint ventures .................................       38,043         17,641         15,851
Real estate acquired in settlement of loans ...................................       11,870          9,942          9,161
Premises and equipment ........................................................      106,488        104,178        104,405
Federal Home Loan Bank stock, at cost .........................................      111,649        106,356        121,845
Mortgage servicing rights, net ................................................       37,507         40,731         45,014
Other assets ..................................................................       90,094         90,694         83,424
----------------------------------------------------------------------------------------------------------------------------
                                                                                 $10,716,294    $10,893,863    $10,367,213
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................  $ 8,868,782    $ 8,082,689    $ 7,691,782
Federal Home Loan Bank advances ...............................................      927,398      1,978,348      1,860,255
Other borrowings ..............................................................           29            224            248
Accounts payable and accrued liabilities ......................................       67,392         54,236         56,972
Deferred income taxes .........................................................       34,218         33,730         35,332
----------------------------------------------------------------------------------------------------------------------------
    Total liabilities .........................................................    9,897,819     10,149,227      9,644,589
----------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ....................................................      120,000        120,000        120,000
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ..........................................................         --             --             --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,213,048 shares at September 30, 2001, 28,205,741 shares
    at December 31, 2000 and 28,201,606 shares at September 30, 2000 ..........          282            282            282
Additional paid-in capital ....................................................       93,400         93,239         93,176
Accumulated other comprehensive income (loss) .................................          897            687           (805)
Retained earnings .............................................................      603,896        530,428        509,971
----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ................................................      698,475        624,636        602,624
----------------------------------------------------------------------------------------------------------------------------
                                                                                 $10,716,294    $10,893,863    $10,367,213
============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                               Three Months Ended            Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                          ----------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                 2001           2000           2001            2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans receivable .......................................................  $   187,867     $  198,084    $   604,449    $    557,202
U.S. Treasury securities and agency obligations ........................        3,727          3,379         12,259           9,431
Mortgage-backed securities .............................................           62            224            277             876
Other investments ......................................................        2,040          2,683          7,912           7,076
------------------------------------------------------------------------------------------------------------------------------------
   Total interest income ...............................................      193,696        204,370        624,897         574,585
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits ...............................................................      107,033         98,957        336,220         270,409
Borrowings .............................................................       10,176         35,163         53,700         101,516
Capital securities .....................................................        3,040          3,040          9,122           9,122
------------------------------------------------------------------------------------------------------------------------------------
   Total interest expense ..............................................      120,249        137,160        399,042         381,047
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ....................................................       73,447         67,210        225,855         193,538
PROVISION FOR LOAN LOSSES ..............................................          791          1,007          1,274           2,740
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses .................       72,656         66,203        224,581         190,798
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET
Loan and deposit related fees ..........................................       13,274          7,959         37,640          20,789
Real estate and joint ventures held for investment, net:
   Operations, net .....................................................          372          2,168          2,128           6,005
   Net gains on sales of wholly owned real estate ......................         --            1,257              2           2,678
   (Provision for) reduction of losses on real estate and joint ventures          374            600            308            (830)
Secondary marketing activities:
   Loan servicing fees .................................................      (11,771)           (79)       (22,854)            485
   Net gains (losses) on sales of loans and mortgage-backed securities .        4,234           (331)        15,321           2,185
   Net gains on sales of mortgage servicing rights .....................           87           --              758            --
Net gains (losses) on sales of investment securities ...................            3            (19)           242            (108)
Gain on sale of subsidiary .............................................         --             --             --             9,762
Other ..................................................................          497            510          1,759           2,043
------------------------------------------------------------------------------------------------------------------------------------
   Total other income, net .............................................        7,070         12,065         35,304          43,009
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE
Salaries and related costs .............................................       24,943         19,280         72,860          60,779
Premises and equipment costs ...........................................        6,628          5,837         18,713          17,275
Advertising expense ....................................................          939            980          3,242           3,665
Professional fees ......................................................        2,432            537          4,613           2,045
SAIF insurance premiums and regulatory assessments .....................          786            683          2,259           1,930
Other general and administrative expense ...............................        5,981          4,823         17,293          14,528
------------------------------------------------------------------------------------------------------------------------------------
   Total general and administrative expense ............................       41,709         32,140        118,980         100,222
------------------------------------------------------------------------------------------------------------------------------------
Net operation of real estate acquired in settlement of loans ...........          110            221              2             555
Amortization of excess of cost over fair value of net assets acquired ..          116            115            344             348
------------------------------------------------------------------------------------------------------------------------------------
   Total operating expense .............................................       41,935         32,476        119,326         101,125
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .............................................       37,791         45,792        140,559         132,682
Income taxes ...........................................................       16,025         19,454         59,510          56,426
------------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in accounting principle ..       21,766         26,338         81,049          76,256
Cumulative effect of change in accounting principle, net of taxes ......         --             --               36            --
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME ..........................................................  $    21,766     $   26,338    $    81,085    $     76,256
====================================================================================================================================
PER SHARE INFORMATION
Basic before cumulative effect of change in accounting principle .......  $      0.77     $     0.94    $      2.87    $       2.71
BASIC AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ........         0.77           0.94           2.87            2.71
====================================================================================================================================
Diluted before cumulative effect of change in accounting principle .....  $      0.77     $     0.93    $      2.86    $       2.70
DILUTED AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ......         0.77           0.93           2.86            2.70
====================================================================================================================================
CASH DIVIDENDS DECLARED AND PAID .......................................  $      0.09     $     0.09    $      0.27    $       0.27
====================================================================================================================================
Weighted average diluted shares outstanding ............................   28,278,485     28,247,953     28,274,894      28,208,718
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                Three Months Ended      Nine Months Ended
                                                                                  September 30,           September 30,
                                                                              ----------------------------------------------
(In Thousands)                                                                   2001       2000        2001        2000
----------------------------------------------------------------------------------------------------------------------------
NET INCOME .................................................................  $ 21,766    $ 26,338    $ 81,085    $ 76,256
----------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS)
Unrealized gains (losses) on securities available for sale:
    U.S. Treasury securities, agency obligations and other investment
     securities available for sale, at fair value ..........................       973         850       1,513         670
    Mortgage-backed securities available for sale, at fair value ...........         9          72          64          43
    Less reclassification of realized (gains) losses included in net income         (2)        (10)       (139)         50
Unrealized gains (losses) on cash flow hedges:
    Net derivative instruments .............................................    (3,052)       --        (1,942)       --
    Cumulative effect of change in accounting principle ....................      --          --          (388)       --
    Less reclassification of realized losses included in net income ........       575        --         1,102        --
----------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of income taxes (benefits) ....    (1,497)        912         210         763
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .......................................................  $ 20,269    $ 27,250    $ 81,295    $ 77,019
============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                             ------------------------------
(In Thousands)                                                                                      2001           2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................................   $    81,085    $    76,256
Adjustments to reconcile net income to net cash used for operating activities:
   Cumulative effect of change in accounting principle, net of income taxes ..............           (36)          --
   Depreciation and amortization .........................................................        37,402         22,933
   Provision for losses on loans, real estate acquired in settlement of loans, investments
     in real estate and joint ventures, mortgage servicing rights and other assets .......        21,376          3,909
   Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
     investment securities, real estate and other assets .................................       (18,193)        (8,354)
   Gain on sale of subsidiary ............................................................          --           (9,762)
   Interest capitalized on loans (negative amortization) .................................       (36,633)       (51,925)
   Federal Home Loan Bank stock dividends ................................................        (5,293)        (5,495)
Loans originated for sale ................................................................    (3,210,267)    (1,393,494)
Proceeds from sales of loans held for sale, including those sold
   via mortgage-backed securities ........................................................     3,071,593      1,408,079
Other, net ...............................................................................        (3,005)       (14,902)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities .....................................       (61,971)        27,245
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of:
   Subsidiary, net .......................................................................          --          379,234
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ..................................................................        24,052         13,892
   Wholly owned real estate and real estate acquired in settlement of loans ..............         8,426         35,842
Proceeds from maturities of U.S. Treasury securities, agency obligations
   and other investment securities available for sale ....................................       340,715           --
Purchase of:
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ..................................................................      (351,619)       (58,025)
   Loans receivable held for investment ..................................................       (94,980)       (18,221)
   Federal Home Loan Bank stock ..........................................................          --          (13,958)
Originations of loans receivable held for investment (net of refinances of $557,183 at
   September 30, 2001 and $89,667 at September 30, 2000) .................................    (1,807,057)    (2,447,826)
Principal payments on loans receivable held for investment and mortgage-backed
   securities available for sale .........................................................     2,218,148      1,275,508
Net change in undisbursed loan funds .....................................................        (8,946)       (53,073)
Proceeds from (investments in) real estate held for investment ...........................        (5,573)         1,155
Other, net ...............................................................................       (11,089)        (5,617)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities .....................................       312,077       (891,089)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                -------------------------------
(In Thousands)                                                                         2001          2000
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .....................................................   $   786,093    $ 1,129,021
Proceeds from Federal Home Loan Bank advances ................................     2,040,850      4,793,708
Repayments of Federal Home Loan Bank advances ................................    (3,091,800)    (5,055,860)
Net decrease in other borrowings .............................................          (195)          (125)
Proceeds from exercise of stock options ......................................           161            792
Cash dividends ...............................................................        (7,617)        (7,605)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities .........................      (272,508)       859,931
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents ....................................       (22,402)        (3,913)
Cash and cash equivalents at beginning of period .............................       127,803        121,147
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $   105,401    $   117,234
===============================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ................................................................   $   404,885    $   370,778
     Income taxes ............................................................        59,016         55,422
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale ...............         4,287         40,100
   Loans transferred from held for investment to held for sale ...............          --           96,838
   Loans transferred from held for investment to wholly owned real estate ....        15,688           --
   Loans exchanged for mortgage-backed securities ............................     2,525,816        802,682
   Real estate acquired in settlement of loans ...............................        17,588         13,599
   Loans to facilitate the sale of real estate acquired in settlement of loans         8,156          4,584
===============================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of September 30, 2001, December 31, 2000 and September 30, 2000, the results of operations and comprehensive income for the three months and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 2000, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

                                                            Three Months Ended September 30,
                                                   ----------------------------------------------------
                                                            2001                        2000
                                                   ----------------------------------------------------
                                                     Net        Per Share         Net       Per Share
(Dollars in Thousands, Except Per Share Data)       Income       Amount         Income        Amount
-------------------------------------------------------------------------------------------------------
Basic earnings per share ..........                 $21,766         $0.77       $26,338         $0.94
Effect of dilutive stock options ..                    --            --            --            0.01
-------------------------------------------------------------------------------------------------------
    Diluted earnings per share ....                 $21,766         $0.77       $26,338         $0.93
=======================================================================================================
Weighted average shares outstanding
Basic .............................                            28,212,575                  28,195,739
Dilutive stock options ............                                65,910                      52,214
-------------------------------------------------------------------------------------------------------
    Diluted .......................                            28,278,485                  28,247,953
=======================================================================================================

                                                                     Nine Months Ended September 30,
                                                             ---------------------------------------------------
                                                                     2001                       2000
                                                             ---------------------------------------------------
                                                               Net        Per Share        Net       Per Share
(Dollars in Thousands, Except Per Share Data)                 Income       Amount        Income        Amount
----------------------------------------------------------------------------------------------------------------
BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic earnings per share .................................   $81,049        $2.87       $76,256         $2.71
Effect of dilutive stock options .........................      --           0.01          --            0.01
----------------------------------------------------------------------------------------------------------------
    Diluted earnings per share ...........................   $81,049        $2.86       $76,256         $2.70
================================================================================================================
AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic earnings per share .................................   $81,085        $2.87       $76,256         $2.71
Effect of dilutive stock options .........................      --           0.01          --            0.01
----------------------------------------------------------------------------------------------------------------
    Diluted earnings per share ...........................   $81,085        $2.86       $76,256         $2.70
================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ....................................................             28,211,100                  28,168,173
Dilutive stock options ...................................                 63,794                      40,545
----------------------------------------------------------------------------------------------------------------
    Diluted ..............................................             28,274,894                  28,208,718
================================================================================================================

NOTE (3) - BUSINESS SEGMENT REPORTING

     The following table presents by major business segments the operating results for the periods indicated and selected financial data.

                                                            Real Estate
(In Thousands)                                   Banking     Investment     Elimination       Totals
-------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Net interest income (loss) ................   $    73,473   $       (26)   $      --      $    73,447
Provision for loan losses .................           791          --             --              791
Other income ..............................         5,987         1,083           --            7,070
Operating expense .........................        40,071         1,864           --           41,935
Net intercompany income (expense) .........            92           (92)          --             --
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)        38,690          (899)          --           37,791
Income taxes (benefit) ....................        16,389          (364)          --           16,025
-------------------------------------------------------------------------------------------------------
     Net income (loss) ....................   $    22,301   $      (535)   $      --      $    21,766
=======================================================================================================
AT SEPTEMBER 30, 2001
Assets:
     Loans and mortgage-backed securities .   $ 9,912,489   $      --      $      --      $ 9,912,489
     Real estate held for investment ......          --          38,043           --           38,043
     Other ................................       797,775         1,629        (33,642)       765,762
-------------------------------------------------------------------------------------------------------
       Total assets .......................    10,710,264        39,672        (33,642)    10,716,294
-------------------------------------------------------------------------------------------------------
Equity ....................................   $   698,475   $    33,642    $   (33,642)   $   698,475
=======================================================================================================
THREE MONTHS ENDED SEPTEMBER 30, 2000
Net interest income .......................   $    67,137   $        73    $      --      $    67,210
Provision for loan losses .................         1,007          --             --            1,007
Other income ..............................         7,953         4,112           --           12,065
Operating expense .........................        32,216           260           --           32,476
Net intercompany income (expense) .........            83           (83)          --             --
-------------------------------------------------------------------------------------------------------
Income before income taxes ................        41,950         3,842           --           45,792
Income taxes ..............................        17,870         1,584           --           19,454
-------------------------------------------------------------------------------------------------------
     Net income ...........................   $    24,080   $     2,258    $      --      $    26,338
=======================================================================================================
AT SEPTEMBER 30, 2000
Assets:
     Loans and mortgage-backed securities .   $ 9,646,741   $      --      $      --      $ 9,646,741
     Real estate held for investment ......          --          15,851           --           15,851
     Other ................................       715,933         6,347        (17,659)       704,621
-------------------------------------------------------------------------------------------------------
       Total assets .......................    10,362,674        22,198        (17,659)    10,367,213
-------------------------------------------------------------------------------------------------------
Equity ....................................   $   602,624   $    17,659    $   (17,659)   $   602,624
=======================================================================================================

                                                          Real Estate
(In Thousands)                                  Banking    Investment     Elimination    Totals
-------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Net interest income .........................   $225,843   $     12    $        --     $225,855
Provision for loan losses ...................      1,274       --               --        1,274
Other income ................................     31,881      3,423             --       35,304
Operating expense ...........................    115,924      3,402             --      119,326
Net intercompany income (expense) ...........        273       (273)            --         --
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) .    140,799       (240)            --      140,559
Income taxes (benefit) ......................     59,606        (96)            --       59,510
-------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of
     change in accounting principle .........     81,193       (144)            --       81,049
Cumulative effect of change in accounting
     principle, net of income taxes .........         36       --               --           36
-------------------------------------------------------------------------------------------------
     Net income (loss) ......................   $ 81,229   $   (144)   $        --     $ 81,085
=================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2000
Net interest income .........................   $193,353   $    185    $        --     $193,538
Provision for loan losses ...................      2,740       --               --        2,740
Other income:
     Gain on sale of subsidiary .............      9,762       --               --        9,762
     All other ..............................     25,178      8,069             --       33,247
Operating expense ...........................    100,258        867             --      101,125
Net intercompany income (expense) ...........        298       (298)            --         --
-------------------------------------------------------------------------------------------------
Income before income taxes ..................    125,593      7,089             --      132,682
Income taxes ................................     53,509      2,917             --       56,426
-------------------------------------------------------------------------------------------------
     Net income .............................   $ 72,084   $  4,172    $        --     $ 76,256
=================================================================================================

NOTE (4) - MORTGAGE SERVICING RIGHTS

     The following table is a summary of the activity in our mortgage servicing rights and related allowance for the periods indicated and other related financial data.

                                                                                   Three Months Ended
                                                     ------------------------------------------------------------------------------
                                                      September 30,    June 30,         March 31,     December 31,    September 30,
(Dollars in Thousands)                                     2001          2001             2001            2000            2000
-----------------------------------------------------------------------------------------------------------------------------------
Gross balance at beginning of period .............   $    55,848    $    49,323     $    46,214     $    45,834     $    41,126
Additions ........................................        10,294         13,403           5,394           2,548           6,267
Amortization .....................................        (2,495)        (2,299)         (2,063)         (1,803)         (1,559)
Sale of servicing ................................          (582)        (2,328)           --              --              --
Impairment write-down ............................        (1,414)        (2,251)           (222)           (365)           --
-----------------------------------------------------------------------------------------------------------------------------------
   Gross balance at end of period ................        61,651         55,848          49,323          46,214          45,834
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance at beginning of period .........        13,706         13,606           5,483             820             214
Provision for impairment .........................        11,852          2,351           8,345           5,028             606
Impairment write-down ............................        (1,414)        (2,251)           (222)           (365)           --
-----------------------------------------------------------------------------------------------------------------------------------
   Allowance balance at end of period ............        24,144         13,706          13,606           5,483             820
-----------------------------------------------------------------------------------------------------------------------------------
   Total mortgage servicing rights, net ..........   $    37,507    $    42,142     $    35,717     $    40,731     $    45,014
===================================================================================================================================
Estimated fair value (1) .........................   $    37,507    $    42,142     $    35,752     $    41,826     $    45,895
===================================================================================================================================
AT PERIOD END
Mortgage loans serviced for others:
   Total .........................................   $ 5,458,970    $ 5,056,120     $ 4,296,883     $ 3,964,462     $ 4,020,931
   With capitalized mortgage servicing rights (2):
     Amount ......................................     5,078,088      4,456,822       3,999,380       3,779,562       3,686,763
     Weighted average interest rate ..............          7.19%          7.29%           7.50%           7.56%           7.51%
===================================================================================================================================
Custodial escrow balances ........................   $    15,415    $     9,924     $     5,281     $     8,207     $    11,378
===================================================================================================================================

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

Derivatives

     We offer short-term interest rate lock commitments to help us attract potential home loan borrowers. The rate locks guarantee a specified interest rate for a loan if our underwriting standards are met, but do not obligate the potential borrower. The rate lock commitments we ultimately expect to sell in the secondary market are treated as derivatives. Consequently, as derivatives, the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments are recorded in the balance sheet in either other assets or accounts payable and accrued liabilities, with an offset to current earnings under net gains on sales of loans and mortgage-backed securities. At September 30, 2001, we had rate lock commitments estimated to sell as part of our secondary marketing activities of $423 million. At origination, the fair value of our rate lock derivatives are capitalized into the basis of our loans held for sale and, from that point until sale, qualify for hedge accounting under SFAS 133.

Hedging Activities

     As part of our secondary marketing activities, we typically utilize short-term forward sale and purchase contracts to offset the impact of changes in market interest rates on the value of rate lock derivatives and loans originated for sale. Contracts associated with originated loans are accounted for as cash flow hedges. These contracts have a high correlation to the price movement of both the rate lock derivatives and the loans being hedged. Changes in forward sale contract values not assigned to originated loans and the ineffectiveness of hedge transactions are recorded in net gains on sales of loans and mortgage-backed securities. The changes in values on forward sale contracts assigned as cash flow hedges to originated loans are recorded in other comprehensive income, net of tax, as long as cash flow hedge requirements are met. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. We estimate that all of the related unrealized losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. At September 30, 2001, forward sale contracts amounted to $827 million, of which $369 million were designated as cash flow hedges, and forward purchase contracts totaled $53 million.

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

     SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. For the first nine months of 2001, the amortization of excess of cost over fair value of net assets acquired was $0.3 million and as of September 30, 2001, goodwill amounted to $3.3 million. It is not anticipated that the financial impact of this statement will have a material effect on Downey.

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

OVERVIEW

     Our net income for the third quarter of 2001 totaled $21.8 million or $0.77 per share on a diluted basis, down 17.4% from the $26.3 million or $0.93 per share in the third quarter of 2000.

     The decline in our net income between third quarters was primarily due to the addition we made to our valuation allowance for mortgage servicing rights. The addition was reflected within the category of loan servicing fees and was necessary due to the continued drop in market interest rates that have increased the expected rate of prepayments on loans we service for others, as well as a decline in the value of associated custodial accounts. The pre-tax addition during the third quarter was $11.9 million, compared to $0.6 million a year ago. If that valuation allowance had not been necessary, our net income in the current quarter would have been $28.6 million, up $1.9 million or 7.1% from the adjusted year-ago level. This reflected an increase of $4.7 million in adjusted net income from our banking operations, that more than offset a $2.8 million decline in net income from real estate investment activities. Adjusted net income from banking operations increased due to the following:

     o a $9.3 million increase in other income due to higher loan and deposit related fees as well as higher net gains from the sales of loans and mortgage-backed securities;
     o a $6.3 million or 9.4% increase in net interest income due to increases in both average earning assets and our effective interest rate spread; and
     o    a $0.2 million reduction in provision for loan losses.

These favorable items were partially offset by a $7.9 million increase in our operating expense associated with an increased number of branch locations and higher loan origination activity.

     For the first nine months of 2001, our net income totaled $81.1 million or $2.86 per share on a diluted basis. This is an increase of 14.8% over the $70.6 million or $2.50 per share for the first nine months of 2000, excluding the $5.6 million or $0.20 per share after-tax gain from the sale of our indirect automobile finance subsidiary from the year-ago results. Including the gain, our net income for the first nine months of 2000 totaled $76.3 million or $2.70 per share on a diluted basis. The increase between nine-month periods primarily reflected higher net income from our banking operations.

     For the third quarter of 2001, our return on average assets was 0.82% and our return on average equity was 12.63%. For the first nine months of 2001, our return on average assets was 1.00% and our return on average equity was 16.31%.

     At September 30, 2001, our assets totaled $10.7 billion, up $349 million or 3.4% from a year ago, but down $106 million from June 30, 2001. Our single family loan originations totaled $1.988 billion in the third quarter of 2001, up 128.7% from the $869 million we originated in the third quarter of 2000 but 6.3% below the record $2.122 billion we originated in the second quarter of 2001. Of the current quarter total, $872 million represented originations of loans for portfolio, of which $101 million represented subprime credits. In addition to single family loans, we originated $57 million of other loans in the quarter.

     Between third quarters, we funded our asset growth with a $1.2 billion or 15.3% increase in deposits. At quarter-end, our deposits totaled $8.9 billion. During the quarter, one new traditional branch and four new in-store branches were opened, bringing our total branches at quarter end to 134, with the total equally divided between traditional and in-store locations. A year ago, branches totaled 107, of which 43 were in-store.

     Our non-performing assets increased $15 million during the quarter to $75 million or 0.70% of total assets. The increase was all in residential loans, of which $7 million were subprime.

     At September 30, 2001, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank"), had core and tangible capital ratios of 7.04% and a risk-based capital ratio of 14.11%. These capital levels were substantially above the "well capitalized" standards defined by regulation of 5% for core and tangible capital and 10% for risk-based capital.

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

     Our net interest income totaled $73.4 million in the third quarter of 2001, up $6.2 million or 9.3% from the same period last year. The improvement between third quarters reflected increases in both average earning assets and the effective interest rate spread. Our average earning assets increased by $215 million or 2.1% between third quarters to $10.3 billion. Our effective interest rate spread of 2.85% in the current quarter was up from the year-ago quarter level of 2.66%. This improvement was due to our cost of funds declining more rapidly than our yield on earning assets. This is indicative of what typically happens when interest rates decline, as there is an administrative lag in the repricing of our loans which are primarily priced to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"). Our current quarter effective interest rate spread, however, was down 4 basis points from the second quarter 2001 level, as our earning asset yield fell slightly faster than with our cost of funds on a linked-quarter basis. For the first nine months of 2001, net interest income totaled $225.9 million, up $32.3 million or 16.7% from a year ago.

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

                                                          Three Months Ended September 30,
                                      ------------------------------------------------------------------------
                                                     2001                                 2000
                                      ------------------------------------------------------------------------
                                                              Average                               Average
                                        Average                Yield/      Average                   Yield/
(Dollars in Thousands)                  Balance     Interest    Rate       Balance       Interest     Rate
--------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans .........................   $ 9,893,414   $187,867    7.60%     $ 9,728,972    $198,084     8.14%
    Mortgage-backed securities ....         4,951         62    5.01           13,715         224     6.53
    Investment securities .........       420,635      5,767    5.44          361,046       6,062     6.68
--------------------------------------------------------------------------------------------------------------
      Total interest-earning assets    10,319,000    193,696    7.51       10,103,733     204,370     8.09
Non-interest-earning assets .......       354,634                             333,522
--------------------------------------------------------------------------------------------------------------
    Total assets ..................   $10,673,634                         $10,437,255
==============================================================================================================
Transaction accounts:
    Non-interest-bearing checking .   $   313,665   $   --      --  %     $   216,800    $   --       --  %
    Interest-bearing checking (1) .       406,779        501    0.49          383,563         882     0.91
    Money market ..................        93,388        648    2.75           87,702         628     2.85
    Regular passbook ..............     1,184,206      9,426    3.16          793,046       6,845     3.43
--------------------------------------------------------------------------------------------------------------
      Total transaction accounts ..     1,998,038     10,575    2.10        1,481,111       8,355     2.24
Certificates of deposit ...........     6,929,044     96,458    5.52        5,937,680      90,602     6.07
--------------------------------------------------------------------------------------------------------------
    Total deposits ................     8,927,082    107,033    4.76        7,418,791      98,957     5.31
Borrowings ........................       805,879     10,176    5.01        2,189,570      35,163     6.39
Capital securities ................       120,000      3,040   10.14          120,000       3,040    10.14
--------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
     capital securities............     9,852,961    120,249    4.84        9,728,361     137,160     5.61
Other liabilities .................       131,469                             119,577
Stockholders' equity ..............       689,204                             589,317
--------------------------------------------------------------------------------------------------------------
    Total liabilities and
     stockholders' equity .........   $10,673,634                         $10,437,255
==============================================================================================================
Net interest income/interest rate
 spread ...........................                 $ 73,447    2.67%                    $ 67,210     2.48%
Excess of interest-earning assets
 over deposits, borrowings and
 capital securities................   $   466,039                         $   375,372
Effective interest rate spread ....                             2.85                                  2.66
==============================================================================================================

                                                           Nine Months Ended September 30,
                                      ------------------------------------------------------------------------
                                                     2001                                 2000
                                      ------------------------------------------------------------------------
                                                              Average                               Average
                                        Average                Yield/      Average                   Yield/
(Dollars in Thousands)                  Balance     Interest    Rate       Balance       Interest     Rate
--------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans .........................   $10,043,997   $604,449    8.02%     $ 9,418,857    $557,202     7.89%
    Mortgage-backed securities ....         6,121        277    6.03           17,518         876     6.67
    Investment securities .........       450,942     20,171    5.98          335,471      16,507     6.57
--------------------------------------------------------------------------------------------------------------
      Total interest-earning assets    10,501,060    624,897    7.93        9,771,846     574,585     7.84
Non-interest-earning assets .......       357,013                             339,743
--------------------------------------------------------------------------------------------------------------
    Total assets ..................   $10,858,073                         $10,111,589
==============================================================================================================
Transaction accounts:
    Non-interest-bearing checking .   $   285,427   $   --      --  %     $   202,844    $   --       --  %
    Interest-bearing checking (1) .       404,065      1,633    0.54          379,592       2,741     0.96
    Money market ..................        90,869      1,903    2.80           89,675       1,908     2.84
    Regular passbook ..............       942,245     23,369    3.32          806,779      21,271     3.52
--------------------------------------------------------------------------------------------------------------
      Total transaction accounts ..     1,722,606     26,905    2.09        1,478,890      25,920     2.34
Certificates of deposit ...........     6,968,361    309,315    5.93        5,621,411     244,489     5.81
--------------------------------------------------------------------------------------------------------------
    Total deposits ................     8,690,967    336,220    5.17        7,100,301     270,409     5.09
Borrowings ........................     1,254,497     53,700    5.72        2,219,932     101,516     6.11
Capital securities ................       120,000      9,122   10.14          120,000       9,122    10.14
--------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
     capital securities ...........    10,065,464    399,042    5.30        9,440,233     381,047     5.39
Other liabilities .................       129,714                             105,137
Stockholders' equity ..............       662,895                             566,219
--------------------------------------------------------------------------------------------------------------
    Total liabilities and
     stockholders' equity .........   $10,858,073                         $10,111,589
==============================================================================================================
Net interest income/interest rate
 spread ...........................                 $225,855    2.63%                    $193,538     2.45%
Excess of interest-earning assets
 over deposits, borrowings and
 capital securities ...............   $   435,596                         $   331,613
Effective interest rate spread ....                             2.87                                  2.64
==============================================================================================================

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

                                                 Three Months Ended September 30,                 Nine Months Ended September 30,
                                                      2001 Versus 2000                                 2001 Versus 2000
                                                        Changes Due To                                   Changes Due To
                                        --------------------------------------------------------------------------------------------
                                                                  Rate/                                            Rate/
(In Thousands)                           Volume       Rate       Volume        Net       Volume        Rate       Volume       Net
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans ...........................   $  3,348   $(13,340)    $  (225)    $(10,217)   $ 36,982    $  9,626    $   639    $ 47,247
    Mortgage-backed securities ......       (143)       (52)         33         (162)       (570)        (83)        54        (599)
    Investment securities ...........        906     (1,031)       (170)        (295)      5,652      (1,479)      (509)      3,664
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest income .....      4,111    (14,423)       (362)     (10,674)     42,064       8,064        184      50,312
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Transaction accounts:
      Interest-bearing checking (1) .         53       (409)        (25)        (381)        177      (1,207)       (78)     (1,108)
      Money market ..................         46        (25)         (1)          20          42         (47)      --            (5)
      Regular passbook ..............      3,417       (560)       (276)       2,581       3,536      (1,231)      (207)      2,098
------------------------------------------------------------------------------------------------------------------------------------
        Total transaction accounts ..      3,516       (994)       (302)       2,220       3,755      (2,485)      (285)        985
    Certificates of deposit .........     16,177     (8,845)     (1,476)       5,856      58,326       5,244      1,256      64,826
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     19,693     (9,839)     (1,778)       8,076      62,081       2,759        971      65,811
    Borrowings ......................    (22,138)    (7,566)      4,717      (24,987)    (44,231)     (5,805)     2,220     (47,816)
    Capital securities ..............       --         --          --           --          --          --         --          --
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest expense ....     (2,445)   (17,405)      2,939      (16,911)     17,850      (3,046)     3,191      17,995
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income .......   $  6,556   $  2,982     $(3,301)    $  6,237    $ 24,214    $ 11,110    $(3,007)   $ 32,317
====================================================================================================================================

(1)  Includes amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $0.8 million in the current quarter, down from $1.0 million in the third quarter of 2000. For the first nine months of 2001, provision for loan losses was $1.3 million, compared to $2.7 million in the year-ago period. For information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 30.

OTHER INCOME

     Our total other income was $7.1 million in the third quarter of 2001, down $5.0 million from a year ago primarily due to:

     o an $11.9 million addition to the valuation allowance for mortgage servicing rights reflected within the category of loan servicing fees due to the continued drop in market interest rates that have increased the expected rate of prepayments on loans serviced for others, as well as a decline in the value of associated custodial accounts; and

     o a $3.3 million decrease in income from real estate held for investment due to lower gains from sales and lower recapture of valuation allowances.

Those decreases were partially offset by a $5.3 million increase in loans and deposit related fees due to increases of $3.3 million in loan prepayment fees and $1.0 million in deposit related fees, as well as an increase of $4.6 million in net gains from sales of loans and mortgage-backed securities. For the first nine months of 2001, total other income was $35.3 million, down $7.7 million from a year ago, of which $9.8 million was attributable to the year-ago pre-tax gain from the sale of our indirect automobile finance subsidiary. Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

     Loan and deposit related fees totaled $13.3 million in the third quarter of 2001, up $5.3 million from a year ago. Our loan related fees accounted for $4.3 million of the increase between third quarters, of which $3.3 million represented higher loan prepayment fees. Our deposit related fees increased by $1.0 million or 29.2%, primarily due to higher fees from our checking accounts. For the nine months of 2001, loan and deposit related fees totaled $37.6 million, up $16.9 million from the same period of 2000.

     The following table presents a breakdown of loan and deposit related fees for the periods indicated.

                                                                Three Months Ended
                                        ------------------------------------------------------------------
                                        September 30,  June 30,    March 31,  December 31,  September 30,
(In Thousands)                              2001         2001        2001        2000           2000
----------------------------------------------------------------------------------------------------------
Loan related fees:
    Prepayment fees ...................   $ 6,384     $ 7,455      $ 4,525     $ 3,899      $ 3,043
    Other fees ........................     2,257       2,251        1,779       1,513        1,329
Deposit related fees:
    Automated teller machine fees .....     1,671       1,650        1,533       1,618        1,566
    Other fees ........................     2,962       2,780        2,393       2,270        2,021
----------------------------------------------------------------------------------------------------------
    Total loan and deposit related fees   $13,274     $14,136      $10,230     $ 9,300      $ 7,959
==========================================================================================================

Real Estate and Joint Ventures Held for Investment

     Income from our real estate and joint ventures held for investment totaled $0.7 million in the third quarter of 2001, down from $4.0 million a year ago. Our net gains on sales declined by $2.7 million between third quarters, while the recapture of valuation allowances were lower by $0.2 million. For the first nine months of 2001, income from real estate and joint ventures held for investment totaled $2.4 million, down $5.4 million from the same period of 2000.

     The table below sets forth the key components comprising our income from real estate and joint venture operations for the periods indicated.

                                                                                Three Months Ended
                                                        ------------------------------------------------------------------
                                                        September 30,  June 30,   March 31,   December 31,   September 30,
(In Thousands)                                               2001        2001       2001          2000           2000
--------------------------------------------------------------------------------------------------------------------------
Operations, net:
   Rental operations, net of expenses ................   $   259      $   452    $   508      $   309        $   422
   Equity in net income from joint ventures ..........        12          121        391          169          1,531
   Interest from joint venture advances ..............       101          152        132          200            215
--------------------------------------------------------------------------------------------------------------------------
     Total operations, net ...........................       372          725      1,031          678          2,168
Net gains on sales of wholly owned real estate .......      --           --            2          303          1,257
(Provision for) reduction of losses on real estate and
   joint ventures ....................................       374          (33)       (33)         (36)           600
--------------------------------------------------------------------------------------------------------------------------
   Income from real estate and joint ventures held for
     investment, net .................................   $   746      $   692    $ 1,000      $   945        $ 4,025
==========================================================================================================================

Secondary Marketing Activities

     Sales of loans and mortgage-backed securities we originated increased to $1.120 billion in the third quarter of 2001 from $620 million a year ago. Net gains associated with these sales totaled $4.2 million in the third quarter of 2001, up from a loss of $0.3 million a year ago. The year-ago loss was due to a conversion to a new loan origination system that temporarily affected the hedge position against our loans held for sale. The net gains included capitalized mortgage servicing rights of $10.3 million in the third quarter of 2001, compared to $6.3 million a year ago. For the first nine months of 2001, net gains on sales of loans and mortgage-backed securities totaled $15.3 million, up from $2.2 million from the same period of 2000.

     A loss of $11.8 million was recorded in loan servicing fees from our portfolio of loans serviced for others during the third quarter of 2001, compared to a loss of $0.1 million a year ago. The loss in the 2001 third quarter reflects an $11.9 million provision to the valuation allowance for mortgage servicing rights due to the continued drop in interest rates that have increased the expected rate of prepayments on loans serviced for others, as well as a decline in the value of associated custodial accounts. At September 30, 2001, we serviced $5.5 billion of loans for others, compared to $4.0 billion at both December 31, 2000 and September 30, 2000. For the first nine months of 2001, a loss of $22.9 million was recorded in loan servicing fees, compared to income of $0.5 million from the same period of 2000.

     The following table presents a breakdown of the components of our loan servicing fees for the periods indicated.

                                                             Three Months Ended
                                   --------------------------------------------------------------------
                                   September 30,   June 30,    March 31,   December 31,  September 30,
(In Thousands)                         2001          2001         2001        2000           2000
-------------------------------------------------------------------------------------------------------
Income from servicing operations   $  2,576       $  1,752     $  2,223    $  2,718      $  2,086
Amortization of MSRs ...........     (2,495)        (2,299)      (2,063)     (1,803)       (1,559)
Provision for impairment .......    (11,852)        (2,351)      (8,345)     (5,028)         (606)
-------------------------------------------------------------------------------------------------------
  Total loan servicing fees ....   $(11,771)      $ (2,898)    $ (8,185)   $ (4,113)     $    (79)
=======================================================================================================

     For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements--Note (4) - Mortgage Servicing Rights on page 8.

OPERATING EXPENSE

     Operating expense totaled $41.9 million in the current quarter, up $9.5 million from the third quarter of 2000. The increase was primarily due to a $9.6 million or 29.8% increase in general and administrative expense. That increase was primarily due to higher costs associated with an increased number of branch locations and higher loan origination activity. For the first nine months of 2001, operating expenses totaled $119.3 million, up $18.2 million from the same period of 2000.

     The following table presents a breakdown of our operating expense for the periods indicated.

                                                                        Three Months Ended
                                                ------------------------------------------------------------------
                                                September 30,   June 30,   March 31,  December 31, September 30,
(In Thousands)                                      2001          2001        2001       2000          2000
------------------------------------------------------------------------------------------------------------------
Salaries and related costs ...................   $ 24,943     $ 24,646    $ 23,271    $ 21,743     $ 19,280
Premises and equipment costs .................      6,628        6,042       6,043       5,945        5,837
Advertising expense ..........................        939        1,127       1,176       1,121          980
Professional fees ............................      2,432        1,604         577       1,274          537
SAIF insurance premiums and regulatory
   assessments ...............................        786          741         732         696          683
Other general and administrative expense .....      5,981        5,973       5,339       5,188        4,823
------------------------------------------------------------------------------------------------------------------
    Total general and administrative expense .     41,709       40,133      37,138      35,967       32,140
Net operation of real estate acquired in
   settlement of loans .......................        110         (106)         (2)        263          221
Amortization of excess of cost over fair value
    of net assets acquired ...................        116          114         114         114          115
------------------------------------------------------------------------------------------------------------------
    Total operating expense ..................   $ 41,935     $ 40,141    $ 37,250    $ 36,344     $ 32,476
==================================================================================================================

PROVISION FOR INCOME TAXES

     Income taxes for the current quarter totaled $16.0 million, resulting in an effective tax rate of 42.4%, compared to $19.5 million and 42.5% for the like quarter of a year ago. For the first nine months of 2001, our effective tax rate was 42.3%, compared to 42.5% for the same period of 2000. For further information regarding income taxes, see Notes to Consolidated Financial Statements--Note (6) - Income Taxes on page 9.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed our consolidated results. The purpose of this section is to present data and discussion on the results of operations of our two business segments--banking and real estate investment. For further information regarding business segments, see Notes To Consolidated Financial Statements--Note (3) - Business Segment Reporting on page 7.

     The following table presents by business segment our net income for the periods indicated.

                                                                       Three Months Ended
                                         ------------------------------------------------------------------------------
                                         September 30,     June 30,      March 31,      December 31,    September 30,
(In Thousands)                               2001           2001           2001            2000             2000
-----------------------------------------------------------------------------------------------------------------------
Banking net income .....................    $22,301       $33,619        $25,309         $22,738          $24,080
Real estate investment net income (loss)       (535)         (164)           555             257            2,258
-----------------------------------------------------------------------------------------------------------------------
   Total net income ....................    $21,766       $33,455        $25,864         $22,995          $26,338
=======================================================================================================================
                                                                                      Nine Months Ended September 30,
                                                                                      ---------------------------------
                                                                                           2001             2000
-----------------------------------------------------------------------------------------------------------------------
Banking net income .....................                                                 $81,229          $72,084
Real estate investment net income (loss)                                                    (144)           4,172
-----------------------------------------------------------------------------------------------------------------------
   Total net income ....................                                                 $81,085          $76,256
=======================================================================================================================

Banking

     Net income from our banking operations for the third quarter of 2001 totaled $22.3 million, down 7.4% from $24.1 million in the third quarter of 2000.

     The decrease between third quarters primarily reflected the $11.9 million addition to the valuation allowance for mortgage servicing rights reflected within the category of loan servicing fees as a result of the continued drop in market interest rates that have increased the expected rate of prepayments on loans serviced for others, as well as a decline in the value of associated custodial accounts. If that valuation allowance had not been necessary, net income from our banking operations would have been $29.1 million, up $4.7 million or 19.2% from the adjusted year-ago level. The adjusted increase primarily resulted from:

     o a $6.3 million increase in net interest income due to increases in both our average earning assets and effective interest rate spread;
     o    a $5.0 million increase in loan and deposit related fees;
     o    a  $4.6  million   increase  in  net  gains  on  sales  of  loans  and
          mortgage-backed securities; and
     o    a $0.2 million reduction in provision for loan losses.

Partially offsetting these favorable items was a $7.9 million increase in operating expense due to higher costs associated with an increased number of branch locations and higher loan origination activity.

     The following table sets forth our banking operational results for the periods indicated and selected financial data.

                                                                         Three Months Ended
                                            ---------------------------------------------------------------------------
                                            September 30,     June 30,     March 31,     December 31,   September 30,
(In Thousands)                                   2001           2001          2001           2000           2000
-----------------------------------------------------------------------------------------------------------------------
Net interest income .....................   $    73,473   $    76,236    $    76,134    $    68,879    $    67,137
Provision for loan losses ...............           791           431             52            511          1,007
Other income ............................         5,987        21,211          4,683          6,466          7,953
Operating expense .......................        40,071        38,863         36,990         35,738         32,216
Net intercompany income .................            92            84             97             99             83
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes ..............        38,690        58,237         43,872         39,195         41,950
Income taxes ............................        16,389        24,618         18,599         16,457         17,870
-----------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of
   change in accounting principle .......        22,301        33,619         25,273         22,738         24,080
Cumulative effect of change in accounting
   principle, net of income taxes .......          --            --               36           --             --
-----------------------------------------------------------------------------------------------------------------------
     Net income .........................   $    22,301   $    33,619    $    25,309    $    22,738    $    24,080
=======================================================================================================================
AT PERIOD END
Assets:
   Loans and mortgage-backed securities .   $ 9,912,489   $ 9,981,213    $10,272,222    $10,084,353    $ 9,646,741
   Other ................................       797,775       837,387        755,324        806,201        715,933
-----------------------------------------------------------------------------------------------------------------------
     Total assets .......................    10,710,264    10,818,600     11,027,546     10,890,554     10,362,674
-----------------------------------------------------------------------------------------------------------------------
Equity ..................................   $   698,475   $   680,719    $   648,592    $   624,636    $   602,624
=======================================================================================================================

     For the first nine months of 2001, our net income from banking totaled $81.2 million, up $9.1 million from the same period a year ago. The sale of our indirect automobile finance subsidiary benefited our year-ago nine-month period net income by $5.6 million. Excluding that gain, net income from our banking operations would have increased by $14.8 million or 22.2% from a year ago.

     The following table sets forth our banking operational results for the periods indicated.

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
(In Thousands)                                                                  2001           2000
----------------------------------------------------------------------------------------------------------
Net interest income ....................................................     $225,843       $193,353
Provision for loan losses ..............................................        1,274          2,740
Other income:
   Gain on sale of subsidiary ..........................................         --            9,762
   All other ...........................................................       31,881         25,178
Operating expense ......................................................      115,924        100,258
Net intercompany income ................................................          273            298
----------------------------------------------------------------------------------------------------------
Income before income taxes .............................................      140,799        125,593
Income taxes ...........................................................       59,606         53,509
----------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in accounting principle ..       81,193         72,084
Cumulative effect of change in accounting principle, net of income taxes           36           --
----------------------------------------------------------------------------------------------------------
Net income (1) .........................................................     $ 81,229       $ 72,084
==========================================================================================================

(1) Included in the previous year was a $5.6 million after-tax gain related to the sale of subsidiary.

Real Estate Investment

     Our real estate investment operations recorded a loss of $0.5 million in the third quarter of 2001, compared to net income of $2.3 million in the year-ago quarter. The decline was primarily attributed to lower gains from sales, lower recapture of valuation allowances and higher operating expenses due to litigation matters associated with certain joint venture partners.

     The following table sets forth real estate investment operational results for the periods indicated and selected financial data.

                                                                         Three Months Ended
                                                ------------------------------------------------------------------
                                                September 30,   June 30,   March 31,  December 31,  September 30,
(In Thousands)                                       2001         2001        2001        2000          2000
------------------------------------------------------------------------------------------------------------------
Net interest income (loss) ....................   $    (26)    $     10    $     28    $     58     $     73
Other income ..................................      1,083        1,072       1,268       1,079        4,112
Operating expense .............................      1,864        1,278         260         606          260
Net intercompany expense ......................         92           84          97          99           83
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ...       (899)        (280)        939         432        3,842
Income taxes (benefit) ........................       (364)        (116)        384         175        1,584
------------------------------------------------------------------------------------------------------------------
   Net income (loss) ..........................   $   (535)    $   (164)   $    555    $    257     $  2,258
==================================================================================================================
AT PERIOD END:
Assets:
   Investment in real estate and joint ventures   $ 38,043     $ 19,950    $ 18,690    $ 17,641     $ 15,851
   Other ......................................      1,629        1,673       3,337       3,584        6,347
------------------------------------------------------------------------------------------------------------------
     Total assets .............................     39,672       21,623      22,027      21,225       22,198
------------------------------------------------------------------------------------------------------------------
Equity ........................................   $ 33,642     $ 18,307    $ 18,471    $ 17,916     $ 17,659
==================================================================================================================

     Our investment in real estate and joint ventures amounted to $38 million at September 30, 2001, compared to $18 million at December 31, 2000 and $16 million at September 30, 2000. During the quarter, our investment increased by $16 million due primarily to a settlement of litigation with former joint venture partners wherein we became the sole owner of two shopping centers.

     For the first nine months of 2001, our net loss from real estate investment operations totaled $0.1 million, down from net income of $4.2 million during the same period a year ago.

     The following table sets forth our real estate investment operational results for the periods indicated.

                                                Nine Months Ended September 30,
                                              ----------------------------------
(In Thousands)                                     2001              2000
--------------------------------------------------------------------------------
Net interest income .......................     $    12            $   185
Other income ..............................       3,423              8,069
Operating expense .........................       3,402                867
Net intercompany expense ..................         273                298
--------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)        (240)             7,089
Income taxes (benefit) ....................         (96)             2,917
--------------------------------------------------------------------------------
   Net income (loss) ......................     $  (144)           $ 4,172
================================================================================

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 30.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, decreased $69 million during the third quarter to a total of $9.9 billion or 92.5% of assets at September 30, 2001. The decrease represents a lower level of single family loans held for investment, which declined $34 million during the quarter as prepayments slightly exceeded originations. Given the low interest rate environment and borrower preference for fixed rate loans, our annualized prepayment speed in the current quarter was 39%, compared to 17% a year ago, but down from the record 44% of second quarter 2001.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                        Three Months Ended
                                              --------------------------------------------------------------------
                                              September 30,   June 30,    March 31,   December 31,   September 30,
(In Thousands)                                    2001          2001         2001         2000           2000
------------------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential one-to-four units:
      Adjustable ..........................   $  867,271    $  814,696   $  636,988   $  887,064    $  382,828
      Fixed ...............................        4,445        10,849        4,117        2,713         3,896
   Other ..................................       56,554        43,492       28,964       57,901        82,343
------------------------------------------------------------------------------------------------------------------
      Total loans originated for investment      928,270       869,037      670,069      947,678       469,067
Loans originated for sale (1) .............    1,116,589     1,296,877      796,801      335,726       482,595
------------------------------------------------------------------------------------------------------------------
   Total loans originated .................   $2,044,859    $2,165,914   $1,466,870   $1,283,404    $  951,662
==================================================================================================================

(1)  Residential one-to-four unit loans, primarily fixed.

     Originations of residential one-to-four unit loans totaled $1.988 billion in the third quarter of 2001, of which $872 million were for portfolio and $1.117 billion were for sale. This was 6.3% below the record $2.122 billion we originated in the second quarter of 2001 but 128.7% above the $869 million we originated in the year-ago third quarter. Of the current quarter originations for portfolio, $101 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 72% of our residential one-to-four unit originations represented refinancing transactions. This is similar to the previous quarter level but up from 35% in the year-ago third quarter. In addition to single family loans, we originated $57 million of other loans in the current quarter.

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

Regarding negative amortization, if a loan incurs significant negative amortization, then there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. We currently impose a limit on the amount of negative amortization, so that the principal plus the added amount cannot exceed 110% of the original loan amount. During the third quarter, we raised the limit on new loans with loan-to-value ratios of 80% or less to 125% of the original loan amount. This increased limit does not apply to subprime loans.

     At September 30, 2001, $6.9 billion of the adjustable rate mortgages in our loan portfolio were subject to negative amortization of which $185 million represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $1.120 billion of loans in the third quarter of 2001, compared to $1.364 billion in the previous quarter and $620 million in the third quarter of 2000. All were secured by residential one-to-four unit property, and at September 30, 2001, loans held for sale totaled $373 million.

     At September 30, 2001, our unfunded loan application pipeline totaled $1.8 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $787 million, of which $533 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments on undrawn lines of credit of $85 million and loans in process of $54 million. We believe our current sources of funds will enable us to meet these obligations while exceeding all regulatory liquidity requirements.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                      Three Months Ended
                                                          --------------------------------------------------------------------------
                                                           September 30,    June 30,       March 31,    December 31,   September 30,
(In Thousands)                                                 2001           2001           2001           2000           2000
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ......................................   $   767,246    $   620,539    $   501,945    $   675,943    $   339,983
      Adjustable - subprime ...........................       100,025        106,148        135,043        210,915         41,982
------------------------------------------------------------------------------------------------------------------------------------
       Total adjustable ...............................       867,271        726,687        636,988        886,858        381,965
      Fixed ...........................................         3,294          7,455          4,117          2,312          3,629
      Fixed - subprime ................................         1,103          3,394           --             --             --
     Residential five or more units:
      Adjustable ......................................          --             --             --             --             --
      Fixed ...........................................          --              125           --              163            515
------------------------------------------------------------------------------------------------------------------------------------
        Total residential .............................       871,668        737,661        641,105        889,333        386,109
     Commercial real estate ...........................          --             --             --             --           22,500
     Construction .....................................        27,649         23,154         18,888         30,767         35,493
     Land .............................................         4,870          6,219           --            9,785          1,025
   Non-mortgage:
     Commercial .......................................         8,440          4,970            165          7,029          4,850
     Automobile .......................................           957          1,502          2,091          4,442          6,135
     Other consumer ...................................         7,965          7,522          7,570          5,715         10,770
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..........................       921,549        781,028        669,819        947,071        466,882
Real estate loans purchased:
   One-to-four units ..................................            48         88,009           --              401            631
   One-to-four units - subprime .......................          --             --             --              206            499
   Other (1) ..........................................         6,673           --              250           --            1,055
------------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ................         6,721         88,009            250            607          2,185
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated and purchased ............       928,270        869,037        670,069        947,678        469,067
Loan repayments .......................................      (968,918)    (1,095,547)      (705,116)      (621,199)      (485,831)
Other net changes (2) .................................       (24,333)         5,813         32,585         28,565        (65,442)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment       (64,981)      (220,697)        (2,462)       355,044        (82,206)
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO
Residential, one-to-four units:
   Originated whole loans .............................     1,115,345      1,296,270        796,216        333,985        469,101
   Originated whole loans - subprime ..................          --             --             --              794         13,494
   Loans purchased ....................................         1,244            607            585            947           --
   Loans transferred from (to) the investment portfolio        (1,108)          (787)        (2,392)        (1,745)        83,164
   Originated whole loans sold ........................      (129,237)      (292,552)      (134,352)       (75,205)      (330,306)
   Loans exchanged for mortgage-backed securities .....      (991,232)    (1,071,840)      (462,744)      (167,637)      (286,339)
   Other net changes ..................................          (530)          (649)        (3,179)        (6,343)        (2,957)
   SFAS 133 capitalized basis adjustment (3) ..........         2,447           (753)           558           --             --
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...        (3,071)       (69,704)       194,692         84,796        (53,843)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .....................       991,232      1,071,840        462,744        167,637        286,339
   Sold ...............................................      (991,232)    (1,071,840)      (462,744)      (167,637)      (289,542)
   Repayments .........................................          (686)          (647)        (4,417)        (2,459)        (1,759)
   Other net changes ..................................            14             39             56            231             91
------------------------------------------------------------------------------------------------------------------------------------
     Net decrease in mortgage-backed securities
      available for sale ..............................          (672)          (608)        (4,361)        (2,228)        (4,871)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
      mortgage-backed securities available for sale ...        (3,743)       (70,312)       190,331         82,568        (58,714)
------------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
      mortgage-backed securities ......................   $   (68,724)   $  (291,009)   $   187,869    $   437,612    $  (140,920)
====================================================================================================================================

(1) Includes one commercial loan for the three months ended September 30, 2001, two five or more unit residential loans for the three months ended March 31, 2001 and one construction loan for the three months ended September 30, 2000.
(2) Primarily includes borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and interest capitalized on loans (negative amortization).
(3) Reflects the change in value from date of interest rate lock commitment to date of origination.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolios at the dates indicated.

                                                       September 30,      June 30,      March 31,     December 31,     September 30,
(In Thousands)                                             2001             2001           2001          2000              2000
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans secured by real estate:
    Residential one-to-four units:
      Adjustable ..................................   $  7,191,929    $  7,097,270    $  7,215,128    $  7,200,400    $  6,922,891
      Adjustable - subprime .......................      1,588,573       1,683,302       1,748,715       1,726,526       1,634,342
      Fixed .......................................        375,533         408,757         437,197         454,838         470,384
      Fixed - subprime ............................         17,421          18,256          16,941          17,388          18,120
------------------------------------------------------------------------------------------------------------------------------------
          Total residential one-to-four units .....      9,173,456       9,207,585       9,417,981       9,399,152       9,045,737
    Residential five or more units:
      Adjustable ..................................          6,199          13,359          13,462          14,203          14,284
      Fixed .......................................          5,290           5,464           5,453           5,257           5,444
    Commercial real estate:
      Adjustable ..................................         41,987          47,236          47,583          37,374          36,590
      Fixed .......................................        100,493         110,513         114,586         127,230         127,715
    Construction ..................................         99,161          99,261          96,564         118,165         120,179
    Land ..........................................         21,121          21,283          21,230          26,880          26,294
Non-mortgage:
    Commercial ....................................         22,762          21,648          21,312          21,721          23,454
    Automobile ....................................         29,109          32,594          36,590          39,614          40,303
    Other consumer ................................         53,243          56,096          58,610          60,653          60,362
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment .............      9,552,821       9,615,039       9,833,371       9,850,249       9,500,362
Increase (decrease) for:
    Undisbursed loan funds ........................        (62,880)        (59,940)        (59,206)        (72,328)        (72,393)
    Net deferred costs and premiums ...............         79,540          78,621          80,010          79,109          73,579
    Allowance for losses ..........................        (35,043)        (34,301)        (34,059)        (34,452)        (34,014)
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment, net ........      9,534,438       9,599,419       9,820,116       9,822,578       9,467,534
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET
Loans held for sale:
    Residential one-to-four units .................        371,237         376,755         445,706         251,014         163,726
    Residential one-to-four units - subprime ......           --              --              --               558           3,050
    SFAS 133 capitalized basis adjustment (1) .....          2,252            (195)            558            --              --
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale ...................        373,489         376,560         446,264         251,572         166,776
Mortgage-backed securities available for sale:
    Adjustable ....................................          4,562           5,234           5,835           6,050           6,240
    Fixed .........................................           --              --                 7           4,153           6,191
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage-backed securities available
          for sale ................................          4,562           5,234           5,842          10,203          12,431
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale and mortgage-backed
          securities available for sale ...........        378,051         381,794         452,106         261,775         179,207
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-backed securities ..   $  9,912,489    $  9,981,213    $ 10,272,222    $ 10,084,353    $  9,646,741
====================================================================================================================================

(1) Reflects the change in value from date of interest rate lock commitment to date of origination.

     We carry loans for sale at the lower of cost or market. At September 30, 2001, no valuation allowance was required as the market value exceeded book value on an aggregate basis.

     At September 30, 2001, our residential one-to-four units subprime portfolio consisted of approximately 77% "A-" credit, 19% "B" credit and 4% "C" credit loans. At September 30, 2001, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at September 30, 2001, reflected an unrealized loss of $44,000. The current quarter-end unrealized loss, less the associated tax effect, is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At September 30, 2001, our deposits totaled $8.9 billion, up $1.2 billion or 15.3% from the year-ago quarter end but down $171 million or 1.9% from the previous quarter. While our preference is to grow deposits, the rates being offered on new certificates of deposit have remained above borrowing rates. As a result, we elected not to retain all of our certificates of deposit that matured during the quarter. Compared to the year-ago period, our transaction accounts--i.e., checking, regular passbook and money market--increased $665 million or 45.2% and our certificates of deposit increased $512 million or 8.2%. Within transaction accounts, our regular passbook accounts increased $532 million or 68.6% and our total checking accounts (non-interest and interest bearing) increased $123 million or 20.3%.

     The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

                        September 30, 2001     June 30, 2001       March 31, 2001      December 31, 2000    September 30, 2000
                        -------------------------------------------------------------------------------------------------------
                         Weighted            Weighted             Weighted             Weighted             Weighted
                          Average             Average              Average              Average              Average
(Dollars in Thousands)      Rate    Amount      Rate    Amount      Rate    Amount       Rate     Amount       Rate     Amount
-------------------------------------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing
     checking ............  --  %  $  327,335   --  %  $  328,338   --  %  $   335,404   --  %  $  244,311   --  %  $  225,442
   Interest-bearing
     checking (1) ........  0.42      403,134   0.42      401,126   0.42       416,636   0.78      395,640   0.78      381,596
   Money market ..........  2.29       97,548   2.79       89,949   2.87        91,733   2.88       89,408   2.87       88,505
   Regular passbook ......  2.96    1,308,959   3.44      986,488   3.38       807,503   3.41      754,127   3.42      776,527
-------------------------------------------------------------------------------------------------------------------------------
     Total transaction
       accounts ..........  2.00    2,136,976   2.11    1,805,901   1.92     1,651,276   2.12    1,483,486   2.18    1,472,070
Certificates of deposit:
   Less than 3.00% .......  2.41       39,217   2.48       27,473   2.14         7,620   2.41        6,357   2.41        7,188
   3.00-3.49 .............  3.26      379,901   3.36        8,342   3.45            26   3.45           25   3.45           26
   3.50-3.99 .............  3.83      508,383   3.83       82,191   3.81        20,748   3.97          384   3.82            1
   4.00-4.49 .............  4.22      888,123   4.29      387,442   4.38         7,279   4.19       26,916   4.23       33,660
   4.50-4.99 .............  4.73      815,711   4.74      691,800   4.72       293,442   4.82       80,844   4.83      162,903
   5.00-5.99 .............  5.36    1,883,498   5.50    2,791,697   5.62     2,288,745   5.71    1,901,166   5.69    2,106,639
   6.00-6.99 .............  6.46    2,213,180   6.59    3,233,032   6.64     4,424,756   6.63    4,558,730   6.58    3,889,166
   7.00 and greater ......  7.04        3,793   7.03       12,186   7.03        14,383   7.02       24,781   7.02       20,129
-------------------------------------------------------------------------------------------------------------------------------
     Total certificates of
       deposit ...........  5.24    6,731,806   5.82    7,234,163   6.21     7,056,999   6.33    6,599,203   6.22    6,219,712
-------------------------------------------------------------------------------------------------------------------------------
       Total deposits ....  4.46%  $8,868,782   5.08%  $9,040,064   5.40%   $8,708,275   5.56%  $8,082,689   5.44%  $7,691,782
===============================================================================================================================

(1)  Includes amounts swept into money market deposit accounts.

BORROWINGS

     During the 2001 third quarter, our borrowings increased $35 million to $927 million. The current quarter increase occurred as we took advantage of obtaining long-term advances from the FHLB at attractive borrowing rates. This increase followed a decrease of $564 million during the second quarter of 2001.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                  September 30,   June 30,      March 31,   December 31,   September 30,
(Dollars in Thousands)                                 2001         2001          2001          2000           2000
-------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................   $  927,398    $  892,670    $1,457,046    $1,978,348    $1,860,255
Other borrowings ...............................           29            94           145           224           248
-------------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $  927,427    $  892,764    $1,457,191    $1,978,572    $1,860,503
=========================================================================================================================
Weighted average rate on borrowings during
    the period .................................         5.01%         5.67%         6.14%         6.34%         6.39%
Total borrowings as a percentage of total assets         8.65          8.25         13.21         18.16         17.95
=========================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities, of which $108 million was invested as additional common stock in the Bank. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense including the amortization of deferred issuance costs on our capital securities was $3.0 million for the third quarter of 2001.

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

     The following table sets forth the repricing frequency of our major asset and liability categories as of September 30, 2001, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions shown.

                                                                            September 30, 2001
                                            --------------------------------------------------------------------------------
                                               Within        7 - 12        1 - 5       6 - 10        Over          Total
(Dollars in Thousands)                        6 Months       Months        Years        Years       10 Years       Balance
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock (1) $  327,089   $    58,654     $ 30,992    $      68     $    --     $   416,803
   Loans and mortgage-backed securities:(2)
     Loans secured by real estate:
       Residential:
         Adjustable ....................     8,010,875       304,260      523,345         --            --       8,838,480
         Fixed .........................       468,635        70,684      203,411       25,952         3,435       772,117
       Commercial real estate ..........        47,866        13,617       72,093        3,208         1,635       138,419
       Construction ....................        50,687          --           --           --            --          50,687
       Land ............................        12,256             9           67          798          --          13,130
     Non-mortgage loans:
       Commercial ......................        13,602          --           --           --            --          13,602
       Consumer ........................        59,373         5,832       16,287         --            --          81,492
     Mortgage-backed securities ........         4,562          --           --           --            --           4,562
----------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed
     securities ........................     8,667,856       394,402      815,203       29,958         5,070     9,912,489
----------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets .....    $8,994,945   $   453,056     $846,195    $  30,026     $   5,070   $10,329,292
============================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .......    $  327,335   $      --       $   --      $    --       $    --     $   327,335
   Interest-bearing checking ...........(3)    403,134          --           --           --            --         403,134
   Money market ........................(4)     97,548          --           --           --            --          97,548
   Regular passbook ....................(4)  1,308,959          --           --           --            --       1,308,959
----------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ........     2,136,976          --           --           --            --       2,136,976
Certificates of deposit ................(1)  4,854,594     1,497,210      380,002         --            --       6,731,806
----------------------------------------------------------------------------------------------------------------------------
   Total deposits ......................     6,991,570     1,497,210      380,002         --            --       8,868,782
Borrowings .............................       123,041        78,255      267,131      459,000          --         927,427
Capital securities .....................          --            --           --           --         120,000       120,000
----------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
     capital securities ................    $7,114,611   $ 1,575,465     $647,133    $ 459,000     $ 120,000   $ 9,916,209
============================================================================================================================
Excess (shortfall) of interest-earning
 assets over deposits, borrowings and
 capital securities ....................    $1,880,334   $(1,122,409)    $199,062    $(428,974)    $(114,930)  $   413,083
Cumulative gap .........................     1,880,334       757,925      956,987      528,013       413,083
Cumulative gap - as a % of total assets:
   September 30, 2001 ..................         17.55%         7.07%        8.93%        4.93%         3.85%
   December 31, 2000 ...................         28.66          7.13         5.94         3.13          3.13
   September 30, 2000 ..................         31.93          7.31         5.77         2.88          3.19
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

     Our six-month gap at September 30, 2001 was a positive 17.55%. This means that more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 28.66% at December 31, 2000 and 31.93% at September 30, 2000. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended September 30, 2001, we originated and purchased for investment $3.4 billion of adjustable rate loans which represented approximately 99% of all loans we originated and purchased for investment during the period.

     At September 30, 2001, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years, up from 98% at December 31, 2000 and 97% at September 30, 2000. At September 30, 2001, loans held for investment and mortgage-backed securities with adjustable interest rates represented 91% of those portfolios. During the third quarter of 2001, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At September 30, 2001, $9.1 billion or 92% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $9.4 billion or 93% at December 31, 2000 and $9.0 billion or 93% at September 30, 2000.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                           September 30,   June 30,   March 31,   December 31,  September 30,
                                               2001          2001        2001         2000          2000
-------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities        7.68%         8.24%       8.56%        8.45%         8.40%
   Federal Home Loan Bank stock .......        6.00          6.00        5.51         5.52          5.52
   Investment securities ..............        5.18          5.54        6.00         6.45          6.42
-------------------------------------------------------------------------------------------------------------
     Interest-earning assets yield ....        7.59          8.12        8.46         8.36          8.32
-------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................        4.46          5.08        5.40         5.56          5.44
   Borrowings:
     Federal Home Loan Bank advances ..        4.70          5.36        5.94         6.26          6.37
     Other borrowings .................        7.88          7.88        7.88         8.12          7.88
-------------------------------------------------------------------------------------------------------------
        Total borrowings ..............        4.70          5.36        5.94         6.26          6.37
   Capital securities .................       10.00         10.00       10.00        10.00         10.00
-------------------------------------------------------------------------------------------------------------
     Combined funds cost ..............        4.55          5.16        5.53         5.75          5.68
-------------------------------------------------------------------------------------------------------------
        Interest rate spread ..........        3.04%         2.96%       2.93%        2.61%         2.64%
=============================================================================================================

     The period-end weighted average yield on our loan portfolio decreased to 7.68% at September 30, 2001, down from 8.45% at December 31, 2000 and 8.40% at September 30, 2000. At September 30, 2001, our adjustable rate mortgage
portfolio  of  single  family  residential  loans,   including   mortgage-backed
securitites, totaled $8.8 billion with a weighted average rate of 7.68%, compared to $9.0 billion with a weighted average rate of 8.47% at December 31, 2000 and $8.6 billlion with a weighted average rate of 8.38% at September 30, 2000.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets increased $15 million during the quarter to $75 million or 0.70% of total assets. This increase was due to a rise in residential non-performers, of which $7 million were subprime. Non-performing assets at quarter end include non-accrual loans aggregating $2 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                      September 30,  June 30,    March 31,   December 31,  September 30,
(Dollars in Thousands)                                    2001         2001        2001          2000          2000
------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $29,266      $22,494      $16,965      $20,746       $17,976
    Residential one-to-four units - subprime ........    31,076       25,737       26,353       22,296        20,389
    Other ...........................................     2,927        3,054        3,367        1,708         1,867
------------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................    63,269       51,285       46,685       44,750        40,232
Troubled debt restructure - below market rate (1) ...       204          204          205          206           209
Real estate acquired in settlement of loans .........    11,870        8,366       11,634        9,942         9,161
Repossessed automobiles .............................        28           37           15           76          --
------------------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................   $75,371      $59,892      $58,539      $54,974       $49,602
========================================================================================================================
Allowance for loan losses:
    Amount ..........................................   $35,043      $34,301      $34,059      $34,452       $34,014
    As a percentage of non-performing loans .........     55.21%       66.62%       72.64%       76.63%        84.11%
Non-performing assets as a percentage of total assets      0.70         0.55         0.53         0.50          0.48
========================================================================================================================

(1)  Represents a single residential one-to-four unit loan.

Delinquent Loans

     During the 2001 third quarter, our delinquencies as a percentage of total loans outstanding increased from 0.81% to 0.96% and were above the 0.63% of a year ago. The increase occurred in both of our residential one-to-four unit categories.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                     September 30, 2001                          June 30, 2001
                                          -------------------------------------------------------------------------------------
                                            30-59     60-89       90+                 30-59     60-89      90+
(Dollars in Thousands)                      Days       Days    Days (1)    Total      Days      Days     Days (1)    Total
-------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $18,515    $ 8,165    $25,131    $51,811    $15,190    $ 7,262    $17,291    $39,743
      One-to-four units - subprime ...    11,212      8,569     21,649     41,430     11,402      6,513     20,772     38,687
      Five or more units .............      --         --         --         --         --         --          248        248
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
-------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    29,727     16,734     46,780     93,241     26,592     13,775     38,311     78,678
Non-mortgage:
    Commercial .......................      --         --        1,290      1,290       --         --        1,290      1,290
    Automobile .......................       269         54         80        403        112         63         32        207
    Other consumer ...................       253         38        264        555        287         28        185        500
-------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $30,249    $16,826    $48,414    $95,489    $26,991    $13,866    $39,818    $80,675
===============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.30%      0.17%      0.49%      0.96%      0.27%      0.14%      0.40%      0.81%
===============================================================================================================================
                                                       March 31, 2001                          December 31, 2000
                                          -------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $14,166    $ 6,961    $15,490    $36,617    $12,400    $ 8,611    $15,246    $36,257
      One-to-four units - subprime ...    11,223      6,651     17,860     35,734      7,300      7,658     14,427     29,385
      Five or more units .............      --         --          508        508       --         --         --         --
    Commercial real estate ...........      --         --         --         --         --         --         --         --
    Construction .....................      --         --         --         --         --         --         --         --
    Land .............................      --         --         --         --         --         --         --         --
-------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ........    25,389     13,612     33,858     72,859     19,700     16,269     29,673     65,642
Non-mortgage:
    Commercial .......................      --        1,290       --        1,290       --         --         --         --
    Automobile .......................       230         55         74        359        393         26        151        570
    Other consumer ...................       189         31        190        410         98         29        246        373
-------------------------------------------------------------------------------------------------------------------------------
      Total loans ....................   $25,808    $14,988    $34,122    $74,918    $20,191    $16,324    $30,070    $66,585
===============================================================================================================================
Delinquencies as a percentage of total
    loans ............................      0.25%      0.15%      0.33%      0.73%      0.20%      0.16%      0.30%      0.66%
===============================================================================================================================
                                                     September 30, 2000
                                          ----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..............   $14,970    $ 3,037    $16,176    $34,183
      One-to-four units - subprime ...     7,701      5,422     11,911     25,034
      Five or more units .............      --         --         --         --
    Commercial real estate ...........      --         --         --         --
    Construction .....................      --         --         --         --
    Land .............................      --         --         --         --
----------------------------------------------------------------------------------
      Total real estate loans ........    22,671      8,459     28,087     59,217
Non-mortgage:
    Commercial .......................      --         --         --         --
    Automobile .......................       356         50        116        522
    Other consumer ...................       200         86        433        719
----------------------------------------------------------------------------------
      Total loans ....................   $23,227    $ 8,595    $28,636    $60,458
==================================================================================
Delinquencies as a percentage of total
    loans ............................      0.24%      0.09%      0.30%      0.63%
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

     Allowances for losses on all assets were $38 million at both September 30, 2001 and December 31, 2000, and $37 million at September 30, 2000.

     Our provision for loan losses was $0.8 million in the current quarter and exceeded our net loan charge-offs by $0.7 million resulting in an increase in the allowance for loan losses to $35.0 million at September 30, 2001. The current quarter allowance increase reflected an increase of $0.7 million in general valuation allowances to $27.1 million due to an increase in delinquencies. Allocated allowances increased by $0.4 million in our single family portfolio and $0.2 million in our commercial non-mortgage portfolio, which was essentially offset by a $0.6 million decrease in the commercial real estate mortgage portfolio. There was no change in the unallocated allowance of $2.8 million. Since year-end 2000, our allowance for loan losses increased by $0.6 million, as allocated allowances increased by $0.4 million and general valuation allowances increased by $0.2 million.

     The following table is a summary of the activity of our allowance for loan losses during the periods indicated.

                                                          Three Months Ended
                                ---------------------------------------------------------------------
                                September 30,   June 30,    March 31,    December 31,   September 30,
(In Thousands)                      2001          2001         2001          2000           2000
-----------------------------------------------------------------------------------------------------
Balance at beginning of period   $ 34,301      $ 34,059      $ 34,452      $ 34,014      $ 33,237
Provision ....................        791           431            52           511         1,007
Charge-offs ..................       (198)         (326)         (508)         (346)         (234)
Recoveries ...................        149           137            63           273             4
-----------------------------------------------------------------------------------------------------
Balance at end of period .....   $ 35,043      $ 34,301      $ 34,059      $ 34,452      $ 34,014
=====================================================================================================

     The following table presents by category of loan gross charge-offs, gross recoveries and net charge-offs during the periods indicated.

                                                                                Three Months Ended
                                                       ------------------------------------------------------------------
                                                       September 30,  June 30,    March 31,   December 31,  September 30,
(Dollars in Thousands)                                      2001        2001        2001          2000          2000
-------------------------------------------------------------------------------------------------------------------------
GROSS LOAN CHARGE-OFFS
Loans secured by real estate:
    Residential:
       One-to-four units ............................    $  25         $ 115        $ 268        $  69         $ 153
       One-to-four units - subprime .................       60            92          136          136            21
       Five or more units ...........................     --            --           --           --            --
    Commercial real estate ..........................     --            --           --           --            --
    Construction ....................................     --            --           --           --            --
    Land ............................................     --            --           --           --            --
Non-mortgage:
    Commercial ......................................     --            --           --           --            --
    Automobile ......................................       26            72           48           98          --
    Other consumer ..................................       87            47           56           43            60
-------------------------------------------------------------------------------------------------------------------------
       Total gross loan charge-offs .................      198           326          508          346           234
-------------------------------------------------------------------------------------------------------------------------
GROSS LOAN RECOVERIES
Loans secured by real estate:
    Residential:
       One-to-four units ............................       86           121           59           19          --
       One-to-four units - subprime .................       61             5         --           --            --
       Five or more units ...........................     --            --           --           --            --
    Commercial real estate ..........................     --               1         --            250          --
    Construction ....................................     --            --           --           --            --
    Land ............................................     --            --           --           --            --
Non-mortgage:
    Commercial ......................................     --            --           --           --            --
    Automobile ......................................     --               4         --           --            --
    Other consumer ..................................        2             6            4            4             4
-------------------------------------------------------------------------------------------------------------------------
       Total gross loan recoveries ..................      149           137           63          273             4
-------------------------------------------------------------------------------------------------------------------------
NET LOAN CHARGE-OFFS
Loans secured by real estate:
    Residential:
       One-to-four units ............................      (61)           (6)         209           50           153
       One-to-four units - subprime .................       (1)           87          136          136            21
       Five or more units ...........................     --            --           --           --            --
    Commercial real estate ..........................     --              (1)        --           (250)         --
    Construction ....................................     --            --           --           --            --
    Land ............................................     --            --           --           --            --
Non-mortgage:
    Commercial ......................................     --            --           --           --            --
    Automobile ......................................       26            68           48           98          --
    Other consumer ..................................       85            41           52           39            56
-------------------------------------------------------------------------------------------------------------------------
       Total net loan charge-offs ...................    $  49         $ 189        $ 445        $  73         $ 230
=========================================================================================================================
Net loan charge-offs as a percentage of average loans      - %          0.01%        0.02%         - %          0.01%
=========================================================================================================================

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                        September 30, 2001                 June 30, 2001                  March 31, 2001
                               ----------------------------------------------------------------------------------------------------
                                               Gross    Allowance             Gross      Allowance             Gross    Allowance
                                               Loan    Percentage             Loan      Percentage             Loan    Percentage
                                             Portfolio   to Loan             Portfolio   to Loan             Portfolio   to Loan
(Dollars in Thousands)            Allowance   Balance    Balance  Allowance   Balance    Balance  Allowance   Balance    Balance
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......      $16,598   $7,567,462    0.22%  $15,139   $7,506,027   0.20%     $14,613  $7,652,325    0.19%
     One-to-four units -
       subprime .............       10,385    1,605,994    0.65    10,826    1,701,558   0.64       11,057   1,765,656    0.63
     Five or more units .....           86       11,489    0.75       141       18,823   0.75          142      18,915    0.75
   Commercial real estate ...        2,262      142,480    1.59     2,703      157,749   1.71        2,709     162,169    1.67
   Construction .............        1,164       99,161    1.17     1,171       99,261   1.18        1,142      96,564    1.18
   Land .....................          262       21,121    1.24       263       21,283   1.24          261      21,230    1.23
Non-mortgage:
   Commercial ...............          650       22,762    2.86       422       21,648   1.95          424      21,312    1.99
   Automobile ...............          196       29,109    0.67       175       32,594   0.54          234      36,590    0.64
   Other consumer ...........          640       53,243    1.20       661       56,096   1.18          677      58,610    1.16
Not specifically allocated ..        2,800         --      --       2,800         --     --          2,800        --      --
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment .............      $35,043   $9,552,821    0.37%  $34,301   $9,615,039   0.36%     $34,059  $9,833,371    0.35%
===================================================================================================================================
                                     December 31, 2000              September 30, 2000
                               ---------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......      $15,254   $7,655,238    0.20%  $15,143   $7,393,275   0.20%
     One-to-four units -
       subprime .............       10,157    1,743,914    0.58     9,946    1,652,462   0.60
     Five or more units .....          146       19,460    0.75       148       19,728   0.75
   Commercial real estate ...        2,935      164,604    1.78     2,930      164,305   1.78
   Construction .............        1,390      118,165    1.18     1,412      120,179   1.17
   Land .....................          332       26,880    1.24       325       26,294   1.24
Non-mortgage:
   Commercial ...............          442       21,721    2.03       287       23,454   1.22
   Automobile ...............          269       39,614    0.68       234       40,303   0.58
   Other consumer ...........          727       60,653    1.20       789       60,362   1.31
Not specifically allocated ..        2,800         --      --       2,800         --     --
----------------------------------------------------------------------------------------------
   Total loans held for
     investment .............      $34,452   $9,850,249    0.35%  $34,014   $9,500,362   0.36%
==============================================================================================

     At September 30, 2001, the recorded investment in loans for which we recognized impairment totaled $15 million. The total allowance for losses related to these loans was $1 million. During the third quarter of 2001, total interest recognized on the impaired loan portfolio was $0.4 million, increasing the year-to-date total to $1.3 million.

     The following table is a summary of the activity in our allowance for loan losses associated with impaired loans during the periods indicated. We have recorded provisions and reductions to the allowance associated with changes in the net book value of loans classified as impaired.

                                                          Three Months Ended
                               -------------------------------------------------------------------------
                               September 30,    June 30,      March 31,     December 31,   September 30,
(In Thousands)                     2001          2001           2001           2000           2000
--------------------------------------------------------------------------------------------------------
Balance at beginning of period    $  782        $  798         $  800         $  791        $  792
Provision (reduction) ........       428           (16)            (2)             9            (1)
Charge-offs ..................      --            --             --             --            --
Recoveries ...................      --            --             --             --            --
--------------------------------------------------------------------------------------------------------
Balance at end of period .....    $1,210        $  782         $  798         $  800        $  791
========================================================================================================

     The following table is a summary of the activity in our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                        Three Months Ended
                                ------------------------------------------------------------------
                                September 30,   June 30,    March 31,   December 31, September 30,
(In Thousands)                      2001          2001         2001         2000         2000
--------------------------------------------------------------------------------------------------
Balance at beginning of period   $ 3,063       $ 3,030      $ 2,997      $ 2,961      $ 3,561
Provision (reduction) ........      (374)           33           33           36         (600)
Charge-offs ..................      --            --           --           --           --
Recoveries ...................      --            --           --           --           --
--------------------------------------------------------------------------------------------------
Balance at end of period .....   $ 2,689       $ 3,063      $ 3,030      $ 2,997      $ 2,961
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

     Our primary sources of funds generated in the third quarter of 2001 were from:

     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $790 million; and
     o maturities and sales of U.S. Treasury securities, agency obligations and other investment securities available for sale of $62 million.

     We used these funds for the following purposes:

     o    to originate and purchase loans held for investment of $745 million;
     o    for a net decrease in deposits of $171 million; and
     o to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $94 million.

     At September 30, 2001, the Bank's ratio of regulatory liquidity was 4.1%, compared to 4.3% at December 31, 2000 and 4.9% at September 30, 2000.

     Downey currently has liquid assets, including due from Bank--interest bearing balances, of $21 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

     Stockholders' equity totaled $698 million at September 30, 2001, up from $625 million at December 31, 2000 and $603 million at September 30, 2000.

REGULATORY CAPITAL COMPLIANCE

     Our core and tangible capital ratios were 7.04% and our risk-based capital ratio was 14.11%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation. During the quarter, the net investment in our real estate subsidiary increased by $16 million due to a settlement of litigation with former joint venture partners wherein we became the sole owner of two shopping centers. This increase reduced regulatory capital until we are able to sell the shopping centers and return the capital to the bank.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of September 30, 2001.

                                                   Tangible Capital           Core Capital           Risk-Based Capital
                                                 ----------------------   ----------------------    ----------------------
(Dollars in Thousands)                             Amount     Ratio         Amount     Ratio          Amount     Ratio
--------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .........................   $793,071                 $793,071                  $793,071
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real
      estate .................................    (34,440)                 (34,440)                  (34,440)
    Goodwill .................................     (3,263)                  (3,263)                   (3,263)
    Non-permitted mortgage servicing rights ..     (3,751)                  (3,751)                   (3,751)
   Additions:
    Unrealized gains on securities available
      for sale ...............................       (897)                    (897)                     (897)
    General loss allowance - investment in DSL
       Service Company .......................        196                      196                       196
    Allowance for loan losses,
       net of specific allowances (1) ........       --                       --                      34,592
--------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...........................    750,916   7.04%          750,916   7.04%           785,508    14.11%
Well capitalized requirement .................    159,968   1.50 (2)       533,226   5.00            556,667    10.00  (3)
--------------------------------------------------------------------------------------------------------------------------
Excess .......................................   $590,948   5.54%         $217,690   2.04%          $228,841     4.11%
==========================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.49%.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits

(B)  Form 8-K filed July 16, 2001.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                               DOWNEY FINANCIAL CORP.




Date:  November 1, 2001                   /s/  Daniel D. Rosenthal
                            ----------------------------------------------------
                                               Daniel D. Rosenthal
                                     President and Chief Executive Officer




Date:  November 1, 2001                   /s/  Thomas E. Prince
                            ----------------------------------------------------
                                               Thomas E. Prince
                            Executive Vice President and Chief Financial Officer