Form 10-K
period 2001-12-31
DOWNEY FINANCIAL CORP
filed 2002-03-07
CIK 935063

================================================================================
                                              SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549
--------------------------------------------------------------------------------
                                                                       FORM 10-K
--------------------------------------------------------------------------------
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to
    ______________.
--------------------------------------------------------------------------------
                                                  Commission File Number 1-13578

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

Securities   registered   pursuant   to   Section   12(g)  of  the   Act:   None
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on February 28, 2002, on the New York Stock Exchange was $1,018,509,053.

     At February 28, 2002, 28,213,048 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 24, 2002 are incorporated by reference in Part III hereof.

================================================================================

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART I
   1.  BUSINESS..........................................................    1
          General........................................................    1
          Banking Activities.............................................    2
            Lending Activities...........................................    2
              Loan and Mortgage-Backed Securities Portfolio..............    3
              Residential Real Estate Lending............................    3
              Secondary Marketing and Loan Servicing Activities..........    5
              Commercial Real Estate and Multi-Family Lending............    5
              Construction Lending.......................................    6
              Commercial Lending.........................................    6
              Consumer Lending...........................................    6
            Investment Activities........................................    6
            Deposit Activities...........................................    7
            Borrowing Activities.........................................    7
            Capital Securities...........................................    7
            Asset/Liability Management...................................    8
            Earnings Spread..............................................    8
            Insurance Agency Activities..................................    8
          Real Estate Investment Activities..............................    8
          Competition....................................................    9
          Employees......................................................    9
          Regulation.....................................................    9
            General......................................................    9
            Regulation of Downey.........................................    9
            Regulation of the Bank.......................................   10
            Regulation of DSL Service Company............................   16
          Taxation.......................................................   17
          Factors That May Affect Future Results.........................   17
   2.  PROPERTIES........................................................   19
          Branches.......................................................   19
          Electronic Data Processing.....................................   19
   3.  LEGAL PROCEEDINGS.................................................   19
   4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS...................   19

PART II
   5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................   20
   6.  SELECTED FINANCIAL DATA...........................................   21
   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................   23
          Overview.......................................................   23
          Results of Operations..........................................   25
             Net Interest Income.........................................   25
             Provision for Loan Losses...................................   27
             Other Income................................................   28
                Loan and Deposit Related Fees............................   28
                Real Estate and Joint Ventures Held for Investment.......   28
                Secondary Marketing Activities ..........................   29
                Other Category...........................................   29

TABLE OF CONTENTS

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

PART II----(CONTINUED)

             Operating Expense...........................................   30
             Provision for Income Taxes..................................   30
             Business Segment Reporting..................................   30
                Banking..................................................   31
                Real Estate Investment...................................   32
          Financial Condition............................................   33
             Loans and Mortgage-Backed Securities........................   33
             Investment Securities.......................................   37
             Investments in Real Estate and Joint Ventures...............   38
             Deposits....................................................   40
             Borrowings..................................................   41
             Capital Securities..........................................   42
             Asset/Liability Management and Market Risk..................   43
             Problem Loans and Real Estate...............................   48
                Non-Performing Assets....................................   48
                Delinquent Loans.........................................   50
                Allowance for Losses on Loans and Real Estate............   52
             Capital Resources and Liquidity.............................   58
             Regulatory Capital Compliance...............................   58
             Newly Adopted Accounting Principles.........................   59
             Current Accounting Issues...................................   59
             Sale of Subsidiary..........................................   60
   8.  FINANCIAL STATEMENTS..............................................   61
   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES...........................  106

PART III

  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  106
  11.  EXECUTIVE COMPENSATION............................................  106
  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................  106
  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  106

PART IV

  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K....................................................  106
SIGNATURES ................................................................109

PART I

     Certain   matters   discussed   in  this  Annual   Report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding Downey's mission and vision. Downey's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Business--Factors That May Affect Future Results on page 17.

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

     The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2001, it conducts its business through 137 retail deposit branches, including 68 full-service in-store branches. Residential loans are originated or purchased:

     o    by branch managers in our branches;

     o by loan officers who solicit loans from realtors and other business sources, to include via the internet from two California call centers;

     o by wholesale loan representatives who obtain loans submitted by mortgage brokers; and

     o by purchases of loans from correspondent banking institutions or mortgage bankers.

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

LENDING ACTIVITIES

     Historically, our lending activities have primarily emphasized our origination of first mortgage loans secured by residential properties and retail neighborhood shopping centers. To a lesser extent, our lending activities have emphasized our origination of real estate loans secured by multi-family, commercial and industrial properties, including office buildings, land and other properties with income producing capabilities. In addition, we have provided construction loan financing for single family and multi-family residential properties and commercial retail neighborhood shopping center projects. These construction loan financings have included loans to joint ventures, which were being engaged in by DSL Service Company, a wholly owned subsidiary of the Bank, with other participants. We also originate loans to businesses through our commercial banking operations.

     We originate automobile loans directly through our branch network. We also conducted an indirect auto-lending program through our purchase of new or used automobile sales contracts from auto dealers in California and other western states. Downey Auto Finance Corp., a previous wholly owned subsidiary of the Bank, operated this indirect auto-lending program, but was sold in February
2000. For more information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Sale of Subsidiary on page 60.

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

     We identify loans that may be sold before their maturity. In our balance sheets, we classify these as loans held for sale and record them at the lower of amortized cost or fair value. Amortized cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of commitment to the date of funding. We recognize net unrealized losses on these loans, if any, in a valuation allowance by making charges to our income.

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

RESIDENTIAL REAL ESTATE LENDING

     Our primary lending activity is our origination of mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. We provide these mortgage loans for borrowers to purchase residences or to refinance their existing mortgages at lower rates or upon different terms. Our primary strategy is to originate adjustable rate mortgages for our portfolio of loans we hold for investment. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans in the secondary market, rather than hold them in our portfolio. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans are funded with long-term funds to mitigate interest rate risk. In addition, we originate a small volume of fixed rate loans for our own investment if they meet specific yield and other approved guidelines, or to facilitate our sale of real estate acquired in settlement of loans. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

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

Regarding  negative   amortization,   if  a  loan  incurs  significant  negative
amortization, then there is an increased risk that the fair value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. We currently impose a limit on the amount of negative amortization for loans with loan-to-value ratios of 80% or less. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value at origination of the property securing the loan. The limit on negative amortization is that the principal plus the added amount cannot exceed 125% of the original loan amount. This limit does not apply to subprime loans. Rather, for subprime loans the principal plus negative amortization cannot exceed 110% of the original loan amount. At year-end 2001, loans with the higher 125% limit on negative amortization represented about one-fourth of our adjustable rate one-to-four unit residential portfolio. We permit adjustable rate mortgages to be assumed by qualified borrowers.

     During 2001, approximately 78% of our one-to-four unit residential real estate loans were obtained by our wholesale loan representatives but originated through outside mortgage brokers. We pay our wholesale loan representatives on a commission basis. We consider the compensation we pay outside mortgage brokers when we set the overall price of our mortgage loan products. These mortgage brokers do not operate from our offices and are not our employees. Our branch mangers and residential loan officers originated approximately 22% of our one-to-four unit residential loans during 2001. We compensate residential loan officers located in our call centers on a salary basis plus a fixed amount per loan they originate. Branch mangers and assistant managers are compensated a fixed amount per loan they originate. Loan officers located outside our call centers are compensated on a commission only basis and typically receive loan referrals from real estate agents, builders and customers.

     We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $1 million. Our average loan size, however, is much lower. In 2001, our average loan size was $309,000. We generally make loans with loan-to-value ratios not exceeding 80%. We will make loans with loan-to-value ratios of over 80%, if the borrower obtains private mortgage insurance to reduce the effective loan-to-value ratio to between 70% to 78%, consistent with secondary marketing requirements. In addition, we require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence.

     In our approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant's ability to repay the loan. Loan underwriters analyze the loan application and the property involved. Qualified appraisers on our staff or approved outside appraisers establish the value of the collateral through the use of full appraisals or alternative valuation formats that meet regulatory requirements. Appraisal reports prepared by outside appraisers are selectively reviewed by our staff appraisers or by approved fee appraisers. We also obtain information about the applicant's income, financial condition, employment and credit history. Typically, we will verify an applicant's credit information for loans originated by our retail loan representatives. For loans submitted from outside mortgage brokers, we require the mortgage broker to obtain, review and verify the applicant's credit information and employment.

     On our adjustable rate mortgages we offer with incentive interest rates, we currently qualify applicants:

     o    for loan programs with no negative amortization at the higher of:

          o    the initial incentive interest rate; or

          o    the fully indexed interest rate.

     o for loan programs that include negative amortization and are owner occupied, at the minimum qualifying interest rate of 7.00%.

     o for loan programs that include negative amortization and are non-owner occupied, at the minimum qualifying interest rate of 7.25%.

     Late in 1996, we began offering one-to-four unit residential loans to borrowers who have or, in the case of purchases, will have equity in their homes but whose credit rating contains exceptions which preclude them from qualifying for lower or better market interest rates and terms. We refer to these lower grade credits, which we characterize as "A-," "B" and "C" loans, as subprime loans in our loan portfolio. Our subprime loans are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade loans or "A" loans. We believe these lower credit grade borrowers represent an opportunity for us to earn a higher net return for the risks we assume. We have developed specific underwriting guidelines for each classification of adjustable subprime credit and qualify these applicants at the fully indexed rate. For further information, see Regulation--Regulation of the Bank--Regulatory Capital Requirements on page 11.

SECONDARY MARKETING AND LOAN SERVICING ACTIVITIES

     As part of our secondary marketing activities, we originate some residential real estate adjustable rate mortgages and fixed rate mortgages, which we intend to sell. Accordingly, we classify these loans as held for sale and carry them at the lower of cost or fair value. Amortized cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of commitment to the date of funding. These loans are secured by first liens on one-to-four unit residential properties and generally have maturities of 30 years or less.

     Generally, we use various hedging programs to manage the interest rate risk of our fixed rate mortgage origination process. For further information, see Asset/Liability Management and Market Risk on page 43.

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

     Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale. We calculate gains or losses from our sale as the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights we acquire through either our purchase or origination of mortgage loans we intend to sell with servicing rights retained. We allocate the total cost of the mortgage loans designated for sale to both the mortgage servicing rights and to the mortgage loans without mortgage servicing rights based on their relative fair values. We disclose our mortgage servicing rights in our financial statements and include them as a component of the gain on sale of loans. We recognize impairment losses on the mortgage servicing rights through a valuation allowance and record any associated provision as a component of loan servicing fees. At December 31, 2001, our mortgage servicing rights totaled $57 million and during 2001 we recorded a $10.6 million provision for impairment of our mortgage servicing rights.

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

     o    market demand; and

     o    the accuracy of the value on the completed project.

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

INVESTMENT ACTIVITIES

     As a federally chartered savings association, the Bank's ability to make securities investments is prescribed under the OTS regulations and the Home Owners' Loan Act. The Bank's authorized officers make investment decisions within guidelines established by the Bank's Board of Directors. The Bank manages these investments in an effort to produce the highest yield, while at the same time maintaining safety of principal, minimizing interest rate risk and complying with applicable regulations.

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

DEPOSIT ACTIVITIES

     We prefer to use deposits as our principal source of funds for supporting our lending activities, because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. We traditionally have obtained our savings deposits primarily from areas surrounding the Bank's branch offices. However, we occasionally raise some retail deposits through Wall Street activities.

     General economic conditions affect deposit flows. Funds may flow from depository institutions such as savings associations into direct vehicles like government and corporate securities or other financial intermediaries. Our ability to attract and retain deposits will continue to be affected by money market conditions, prevailing interest rates and available competing investment vehicles. Generally, state or federal regulation does not restrict interest rates we pay on deposits.

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

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Of the $115 million of net proceeds, we invested $108 million as additional common stock of the Bank thereby increasing the Bank's regulatory core/tangible capital by that same amount. The balance of the net proceeds have been used for general corporate purposes. For further information regarding our capital securities, see Note 18 on page 91 of Notes to Consolidated Financial Statements.

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

     For further information, see Lending Activities on page 2 and Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset/Liability Management and Market Risk on page 43.

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

     For information regarding our net income and the components thereof and for management's analysis of our financial condition and results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 23. For information regarding the return on our assets and other selected financial data, see Selected Financial Data on page 21.

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

     Due to federal law, the Bank is prohibited from making new investments in real estate development and joint venture operations and is required to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, like DSL Service Company, to the extent of 2% of the association's assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. In addition, "conforming loans" by the Bank to DSL's joint venture partnerships are limited to 50% of the Bank's risk-based capital. "Conforming loans" are those generally limited to 80% of appraised value, bear a market rate of interest and require payments sufficient to amortize the principal balance of the loan. We are in compliance with each of these investment limitations.

     To the extent Downey or a subsidiary of Downey, other than the Bank or its subsidiaries, makes real estate investments, the above-mentioned capital deductions and limitations do not apply, as they only pertain to the specific investments by savings associations or their subsidiaries.

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

EMPLOYEES

     At December 31, 2001, we had approximately 1,966 full-time employees and 545 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

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

REGULATION OF DOWNEY

     General. We are a savings and loan holding company and are therefore subject to regulatory oversight by the OTS. Thus, we are required to register and file reports with the OTS and are regulated and examined by the OTS. In addition, the OTS has enforcement authority over us, which also permits the OTS to restrict or prohibit our activities that it determines to be a serious risk to the Bank.

     Activities Restrictions. As a savings and loan holding company with only one savings and loan association subsidiary, we generally are not limited by OTS activity restrictions, provided the Bank satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association in the Internal Revenue Code. If we acquire control of another savings association as a separate subsidiary of Downey, we would become a multiple savings  and loan  holding  company.  As a  multiple  savings  and loan  holding company, our activities, other than the activities of the Bank or any other SAIF-insured savings association, would become subject to restrictions applicable to bank holding companies unless these other savings associations were acquired in a supervisory acquisition and each also satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association. Furthermore, if we were in the future to sell control of the Bank to any other company, such company would not succeed to our grandfathered status as a unitary thrift holding company and would be subject to the same business activity restrictions as a bank holding company. For more information, see Restrictions on Acquisitions below and Regulation of the Bank--Qualified Thrift Lender Test on page 13.

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

     Furthermore, no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. Downey is a grandfathered unitary savings and loan holding company.

     Financial Holding Company Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law. This law established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, related or incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Act provided that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. Downey is a grandfathered unitary savings and loan holding company and we may continue to operate under present law as long as we continue to control only the Bank and the Bank continues to meet the qualified thrift lender test.

     We do not believe that this law will have a material adverse effect on our operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies, such as Downey, already possess. Nevertheless, this Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have greater financial resources than we do. In addition, the Act may have an anti-takeover effect because it may tend to limit the range of potential acquirers of Downey to other savings and loan holding companies and Financial Holding Companies.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2001, SAIF members paid within a range of 0% to 0.27% of insured domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment.

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

     In August 1995, the OTS indefinitely delayed implementation of its interest rate risk regulation. However, based on the asset / liability structure of the Bank at December 31, 2001, the Bank would not have been required to deduct an interest rate component in calculating its total risk-based capital had the OTS's interest rate risk regulation been in effect.

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

The Bank is not required to meet any individual minimum regulatory capital requirement. At December 31, 2001, the Bank's regulatory capital exceeded all minimum regulatory capital requirements.

     As a result of a number of federally insured financial institutions extending their risk selection standards to attract lower credit quality accounts due to their having higher interest rates and fees, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending. Subprime lending involves extending credit to individuals with less than perfect credit histories.

     The agencies guidelines consider subprime lending a high-risk activity that is unsafe and unsound if the risks associated with subprime lending are not properly controlled. Specifically, the 2001 guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

     o    have subprime assets equal to 25% or higher of Tier 1 capital, or

     o    have  subprime   portfolios   experiencing  rapid  growth  or  adverse
          performance trends, are administered by inexperienced management, or have inadequate or weak controls.

     Our subprime portfolio, pursuant to our definition, represented 192% of Tier 1 capital as of year-end 2001. Any requirement for us to maintain additional regulatory capital as a result of our activities in subprime lending could have an adverse affect on our future prospects and operations and may restrict our ability to grow. If we are unable to comply with any new capital requirements imposed upon regulatory examination, we may be subject to the prompt corrective action regulations of the OTS. Although we believe we maintain appropriate controls and regulatory capital for our subprime activities, we cannot determine whether, or to what extent, additional capital requirements will be imposed on us after periodic examinations by the OTS.

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

     The regulation establishes five categories of capital classification:

     o    "well capitalized;"

     o    "adequately capitalized;"

     o    "undercapitalized;"

     o    "significantly undercapitalized;" and

     o    "critically undercapitalized."

The regulation uses an institution's risk-based capital, leverage capital and tangible capital ratios to determine the institution's capital classification. At December 31, 2001, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

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

     At December 31, 2001, the Bank's loans-to-one-borrower limit was $128 million based upon the 15% of unimpaired capital and surplus measurement.

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

     The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2001, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

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

     o covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

     o with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a fair value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

     Capital Distribution Limitations. A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:

     o    they are eligible for expedited treatment under OTS regulations;

     o    they would remain adequately capitalized after the distribution;

     o the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years; and

     o the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations.

     Any other situation would require an application to the OTS. The OTS may disapprove an application or notice if the proposed capital distribution would:

     o    make   the   savings   association   undercapitalized,   significantly
          undercapitalized or critically undercapitalized,

     o    raise safety or soundness concerns or

     o violate a statute, regulation or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS approved application or notice.

     Privacy. Under the Financial Services Modernization Act, federal banking regulators adopted rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

     o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     o    annual notices of their privacy policies to current customers; and

     o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

     The Bank's required investment in FHLB stock, based on December 31, 2001 financial data, was $98 million. At December 31, 2001, the Bank had $113 million of FHLB stock.

     The Gramm-Leach-Bliley Act made significant reforms to the FHLB system, including:

     o Expanded Membership - (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward qualified thrift lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

     o New Capital Structure - each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. Each FHLB, including our FHLB of San Francisco, submitted capital plans for review and approval by the Federal Housing Finance Board.

     o Voluntary Membership - federally chartered savings associations, such as the Bank, are no longer required to be members of the system.

     o REFCorp Payments - changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

At this time it is not possible to predict the impact, if any, such changes or capital plans will have on our financial condition or results of operation.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts and non-personal time deposits. These transaction accounts include checking, NOW and Super NOW checking accounts. The balances a savings association maintains to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank was in compliance with these requirements.

     Proposed Legislation. From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, legislation is currently being considered in the U.S. House of Representatives Financial Institutions Subcommittee which would:

     o    Merge the Bank Insurance Fund ("BIF") and the SAIF.

     o Increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.

     o    Increase deposit insurance coverage limits for municipal deposits.

     o Double deposit insurance coverage limits for individual retirement accounts.

     o Even out bank deposit insurance premiums to avoid sharp increases during times of recession.

While we cannot predict whether such proposals will eventually become law, they could have an effect on our operations and the way we conduct business.

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

TAXATION

     Federal. A savings institution is taxed like other corporations for federal income tax purposes, and are required to comply with income tax statutes and regulations similar to those applicable to large commercial banks. The Bank's bad debt deduction is determined under the specific charge-off method, which allows the Bank to take an income tax deduction for these loans only when they have been determined to be wholly or partially worthless.

     In addition to the regular income tax, corporations are also subject to an alternative minimum tax. This tax is computed at 20% of the corporation's regular taxable income, after taking certain adjustments into account. The alternative minimum tax applies to the extent that it exceeds the regular income tax liability.

     A corporation that incurs alternative minimum tax generally is entitled to take this tax as a credit against its regular tax liability in later years to the extent that the regular tax liability in these later years exceeds the alternative minimum tax.

     State. The Bank uses California's financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation income tax rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2001 and 2000.

     The Bank files a California franchise tax return on a combined reporting basis. Other income and franchise tax returns are filed on a separate-entity basis in various other states. The Bank anticipates that additional state income and franchise tax returns will be required in future years as its lending business is expanded nationwide.

     The Internal Revenue Service and various state taxing authorities have examined our tax returns for all tax years through 1995, and are currently reviewing returns filed for the 1996 and 1997 tax years. The Bank's management believes it has adequately provided for potential exposure with regard to issues that may be raised in the years currently under examination. Our tax years subsequent to 1997 remain open to review by federal and state tax authorities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect our financial results and operations and should be considered in evaluating Downey.

     Economic Conditions and Geographic Concentrations. Downey is headquartered in and its operations are concentrated in California. As a result of this geographic concentration, our results depend largely upon economic conditions in the state. Leading business forecasters and economists predict that economic growth will likely be modest in 2002 and unemployment rates will likely rise. A significant contributor to the projected 2002 forecast is the impact from the terrorist attack occurring on September 11, 2001 resulting in job losses in the travel and entertainment sector and other businesses. A deterioration in economic conditions could have a material adverse impact on the quality of our loan and real estate portfolios and the demand for our products and services.

     Interest Rates. We anticipate that short-term interest rate levels will likely remain relatively stable throughout most of 2002, with the possibility rates might increase modestly in the latter part of the year. If interest rates vary substantially from present levels, our results may differ materially from current levels. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits. Changes in interest rates also affect the value of our recorded mortgage servicing rights on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. If interest rates were to increase significantly, the economic feasibility of real estate investment activities also could be adversely affected.

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

     At December 31, 2001, we had 137 branches. We owned the building and land occupied by 59 of our branches and we owned one branch building on leased land. We operate branches in 77 locations (including 68 in-store locations) with leases or licenses expiring at various dates through August 2011, with options to extend the term.

     The net book value of our owned branches, including the one on leased land, totaled $84 million at December 31, 2001, and the net book value of our leased branch offices totaled $3 million at December 31, 2001. The net book value of our furniture and fixtures, including electronic data processing equipment, was $25 million at December 31, 2001.

     For additional information regarding our offices and equipment, see Note 1 on page 68 and Note 9 on page 84 of Notes to Consolidated Financial Statements.

ELECTRONIC DATA PROCESSING

     We utilize a mainframe computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $13 million at December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

     We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") with the trading symbol "DSL." At February 28, 2002, we had approximately 757 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 28,213,048 outstanding shares of common stock.

     The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

                                2001                                    2000
                ------------------------------------------------------------------------------
                  4th       3rd       2nd       1st       4th       3rd       2nd       1st
                Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------------------------------------
High ........   $44.46    $58.81    $48.85    $54.31    $60.88    $40.94    $33.00    $21.44
Low .........    32.98     40.61     41.44     39.45     33.13     29.94     20.44     18.75
End of period    41.25     44.13     47.26     45.30     55.00     39.50     28.98     21.25
==============================================================================================

     During 2001, we paid quarterly cash dividends totaling $0.36 per share, aggregating $10.2 million compared to $0.36 per share, aggregating $10.1 million during 2000. On February 22, 2002, we paid a $0.09 per share quarterly cash dividend, aggregating $2.5 million.

     We may pay additional dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors' policy is to consider the declaration of dividends on a quarterly basis.

     The payment of dividends by the Bank to Downey is subject to OTS regulations. For further information regarding these regulations, see Business--Regulation--Regulation of the Bank--Capital Distribution Limitations on page 14.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)                           2001         2000         1999        1998        1997
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Total interest income ..........................................  $    808,381  $   784,360  $   533,751  $  440,404  $  420,418
Total interest expense .........................................       502,811      521,885      326,273     266,057     266,260
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income ........................................       305,570      262,475      207,478     174,347     154,158
Provision for loan losses ......................................         2,564        3,251       11,270       3,899       8,640
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ........       303,006      259,224      196,208     170,448     145,518
----------------------------------------------------------------------------------------------------------------------------------
Other income, net:
    Loan and deposit related fees ..............................        50,486       30,089       20,097      15,645      10,921
    Real estate and joint ventures held for investment, net ....         3,885        8,798       19,302      22,363      14,222
    Secondary marketing activities:
      Loan servicing income (loss), net ........................       (11,373)      (3,628)       1,672         259       1,276
      Net gains on sales of loans and mortgage-backed securities        22,432        3,297       14,806       6,462       2,675
      Net gains on sales of mortgage servicing rights ..........           934         --           --          --          --
    Net gains (losses) on sales of investment securities .......           329         (106)         288          68        --
    Gain on sale of subsidiary (1) .............................          --          9,762         --          --          --
    Other ......................................................         1,843        2,342        3,113       2,556       6,094
----------------------------------------------------------------------------------------------------------------------------------
      Total other income, net ..................................        68,536       50,554       59,278      47,353      35,188
----------------------------------------------------------------------------------------------------------------------------------
Operating expense:
    General and administrative expense .........................       162,496      136,189      144,382     115,890      99,556
    Net operation of real estate acquired in settlement of loans           239          818           19         260       1,184
    Amortization of excess of cost over fair value of net assets
      acquired .................................................           457          462          474         510         532
----------------------------------------------------------------------------------------------------------------------------------
      Total operating expense ..................................       163,192      137,469      144,875     116,660     101,272
----------------------------------------------------------------------------------------------------------------------------------
Net income (1) .................................................   $   120,181  $    99,251  $    63,804  $   57,973  $   45,234

PER SHARE DATA
Earnings per share--Basic (1) ..................................   $      4.26  $      3.52  $      2.27  $     2.06  $     1.61
Earnings per share--Diluted (1) ................................          4.25         3.51         2.26        2.05        1.61
Book value per share at end of period ..........................         26.01        22.15        18.91       17.08       15.32
Stock price at end of period ...................................         41.25        55.00        20.19       25.44       27.08
Cash dividends paid ............................................          0.36         0.36         0.35        0.32        0.30

SELECTED FINANCIAL RATIOS
Effective interest rate spread .................................          2.91%        2.66%        2.88%       3.08%       2.83%
Efficiency ratio (2) ...........................................         43.93        46.23        58.41       58.16       56.85
Return on average assets (1) ...................................          1.11         0.97         0.85        0.98        0.79
Return on average equity (1) ...................................         17.81        17.17        12.70       12.71       11.07
Dividend payout ratio ..........................................          8.45        10.22        15.44       15.33       18.69

LOAN ACTIVITY
Loans originated ...............................................   $ 8,128,285  $ 5,218,368  $ 7,132,486  $4,071,262  $2,329,266
Loans and mortgage-backed securities purchased .................       216,214       18,828       49,669       7,463      35,828
Loans and mortgage-backed securities sold ......................     4,553,944    1,662,600    2,386,958   1,740,416     557,511

BALANCE SHEET SUMMARY (END OF PERIOD)
Total assets ...................................................   $11,105,030  $10,893,863  $ 9,407,540  $6,270,419  $5,835,825
Loans and mortgage-backed securities ...........................    10,132,413   10,084,353    8,746,063   5,788,365   5,366,396
Investments and cash equivalents ...............................       551,823      439,968      299,698     215,086     221,201
Deposits .......................................................     8,619,566    8,082,689    6,562,761   5,039,733   4,869,978
Borrowings .....................................................     1,522,712    1,978,572    2,122,780     703,720     483,735
Capital securities .............................................       120,000      120,000      120,000        --          --
Stockholders' equity ...........................................       733,896      624,636      532,418     480,566     430,346
Loans serviced for others ......................................     5,805,811    3,964,462    2,923,778   1,040,264     612,529

AVERAGE BALANCE SHEET DATA

Assets .........................................................   $10,850,683  $10,217,371  $ 7,501,228  $5,918,507  $5,693,869

Loans ..........................................................    10,033,155    9,514,978    6,937,342   5,345,380   5,174,767

Deposits .......................................................     8,701,424    7,290,850    5,697,292   5,102,045   4,588,320

Stockholders' equity ...........................................       674,972      577,979      502,412     456,237     408,473

(Dollars in Thousands, Except Per Share Data)                         2001           2000          1999         1998          1997
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Average stockholders' equity to average assets .................       6.22%          5.66%        6.70%         7.71%         7.17%
Bank only--end of period (3):
    Core and tangible capital ..................................       7.10           6.42         6.27          6.83          6.61
    Risk-based capital .........................................      14.53          12.94        12.14         12.88         12.64

SELECTED ASSET QUALITY DATA (END OF PERIOD)
Total non-performing assets ....................................  $  92,632     $   54,974    $  39,194    $   27,419    $   52,120
Non-performing assets as a percentage of total assets ..........       0.83%          0.50%        0.42%         0.44%         0.89%
Allowance for loan losses:
    Amount .....................................................  $  36,120     $   34,452    $  38,342    $   31,517    $   32,092
    As a percentage of non-performing loans ....................      46.76%         76.63%      116.25%       140.86%        76.96%
====================================================================================================================================

(1) In 2000, a $5.6 million after-tax gain was recognized from the sale of Downey Auto Finance Corp. Excluding the gain, 2000 net income would have been $93.6 million or $3.33 per share on a basic basis and $3.32 per share on a diluted basis, the return on average assets would have been 0.92% and the return on average equity would have been 16.20%.
(2) The amount of general and administrative expense incurred for each $1 of net interest income plus other income, except for income associated with real estate held for investment and securities gains or losses.
(3) For more information regarding these ratios, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Regulatory Capital Compliance on page 58.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see Business--Factors that May Affect Future Results on page 17.

OVERVIEW

     Our net income for 2001 totaled a record $120.2 million or $4.25 per share on a diluted basis. This represented the fourth consecutive year of record net income, which increased by $26.6 million or 28.3% from $93.6 million or $3.31 per share for 2000, excluding the $5.6 million or $0.20 per share after-tax gain from the sale of our indirect automobile finance subsidiary from the year-ago results. Including the gain, net income in 2000 totaled $99.2 million or $3.51 per share. On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133") and, as a result, recorded an immaterial cumulative effect of change in accounting principle. For further information, see Financial Condition--Newly Adopted Accounting Principles on page 59.

     The increase in our adjusted net income between years was due to higher net income from our banking operations, which increased on an adjusted basis by $30.3 million or 33.9% to $119.5 million. That increase more than offset a $3.7 million decline to $0.7 million in net income from our real estate investment activities due primarily to lower net gains from sales of properties. Adjusted net income from our banking operations increased due to the following:

     o net interest income increased $43.3 million or 16.5% due to increases in both average earning assets and our effective interest rate spread;

     o net gains from sales of loans, mortgage-backed securities and mortgage servicing rights increased $20.1 million due primarily to a record volume of sales;

     o    loan and deposit related fees increased $19.7 million; and

     o    provision for loan losses declined $0.7 million.

Those favorable items were partially offset by the following:

     o loan servicing losses increased $7.7 million primarily due to higher provisions to the valuation allowance for mortgage servicing rights reflecting the continued decline in market interest rates that increased the expected rate of prepayments on loans we service for others; and

     o operating expenses increased $23.6 million reflecting an increased number of branch locations, which expanded our market presence, and higher loan origination activity. Despite the increase in operating expense, our efficiency ratio (the percentage of our net interest income and other income, excluding income from real estate investment activities and investment securities gains or losses used to cover our general and administrative expense) improved from 46.2% in 2000 to 43.9% in 2001.

     For 2001, our return on average assets was 1.11% and our return on average equity was 17.81%. Both these performance ratios compare favorably to our adjusted 2000 returns of 0.92% for average assets and 16.20% for average equity.

     Our assets increased $211 million or 1.9% during 2001 to $11.1 billion at year-end, following a 15.8% increase during 2000. The slower growth in 2001 reflected a significant increase in loan repayments as borrowers took advantage of record low mortgage interest rates. Our single family loan originations increased from $5.0 billion in 2000 to a record $8.0 billion in 2001, of which $4.8 billion were originated for sale in the secondary market. Of the 2001 total, $3.2 billion represented originations of loans for portfolio, of which $428 million represented subprime credits. In addition to single family loans, we originated $180 million of other loans during the year, including $118 million of construction and land loans.

     We funded our asset growth with deposits that increased 6.6% to a record year-end level of $8.6 billion at December 31, 2001.

     Non-performing assets totaled $93 million at December 31, 2001, up from $55 million a year ago. This increase was due primarily to a rise in residential non-performers, of which $12 million was in the subprime category. When measured as a percentage of total assets, our non-performing assets rose from 0.50% at year-end 2000 to 0.83% at year-end 2001.

     At December 31, 2001, the Bank exceeded all regulatory capital tests, with capital-to-asset ratios of 7.10% for tangible and core capital and 14.53% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Business--Regulation--Regulation of the Bank--Insurance of Deposit Accounts on page 11, Financial Condition--Investments in Real Estate and Joint Ventures on page 38 and Financial Condition--Regulatory Capital Compliance on page 58.

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements beginning on page 68. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

     We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

     o Allowance for losses on loans and real estate. For further information, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 52 and
          Note 1 of Notes to the Consolidated Financial Statements on page 68.

     o    Allowance for mortgage servicing rights. For further information,  see
          Note 1 on page 68 and Note 11 on page 85 of Notes to the Consolidated Financial Statements.

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

     Our net interest income totaled $305.6 million in 2001, up $43.1 million or 16.4% from 2000 and $98.1 million or 47.3% greater than 1999. The 2001 improvement over 2000 primarily reflected increases in both average earning assets and our effective interest rate spread. Our average earning assets increased by $613 million or 6.2% to $10.5 billion. Our effective interest rate spread averaged 2.91% in 2001, up from 2.66% in 2000 and 2.88% in 1999. This improvement was due to our cost of funds declining more rapidly than our yield on earning assets. This is indicative of what typically happens when interest rates decline, as there is an administrative lag in the repricing of our loans which are primarily priced to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI").

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

                                                       2001                           2000                          1999
                                         -------------------------------------------------------------------------------------------
                                                                 Average                       Average                       Average
                                           Average                Yield/   Average              Yield/   Average              Yield/
(Dollars in Thousands)                     Balance    Interest    Rate     Balance   Interest    Rate    Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans .............................   $10,033,155  $782,784    7.80%  $ 9,514,978 $760,538    7.99% $6,937,342  $519,006    7.48%
   Mortgage-backed securities ........        13,747       726    5.28        15,959    1,060    6.64      26,361     1,638    6.21
   Investment securities .............       443,386    24,871    5.61       346,192   22,762    6.57     232,746    13,107    5.63
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...    10,490,288   808,381    7.71     9,877,129  784,360    7.94   7,196,449   533,751    7.42
Non-interest-earning assets ..........       360,395                         340,242                      304,779
------------------------------------------------------------------------------------------------------------------------------------
   Total assets ......................   $10,850,683                     $10,217,371                   $7,501,228
====================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .....   $   302,628  $   --       -- %  $   209,221 $   --       -- % $  165,271  $   --       -- %
   Interest-bearing checking (1) .....       406,666     2,057    0.51       381,269    3,520    0.92     336,604     3,517    1.04
   Money market ......................        93,964     2,436    2.59        89,495    2,544    2.84      95,282     2,641    2.77
   Regular passbook ..................     1,118,287    34,553    3.09       796,212   27,841    3.50     767,238    26,224    3.42
------------------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts .......     1,921,545    39,046    2.03     1,476,197   33,905    2.30   1,364,395    32,382    2.37
Certificates of deposit ..............     6,779,879   385,809    5.69     5,814,653  345,398    5.94   4,332,897   224,382    5.18
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits ....................     8,701,424   424,855    4.88     7,290,850  379,303    5.20   5,697,292   256,764    4.51
Borrowings ...........................     1,219,484    65,793    5.40     2,118,497  130,419    6.16   1,175,704    64,161    5.46
Capital securities ...................       120,000    12,163   10.14       120,000   12,163   10.14      52,903     5,348   10.14
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
    capital securities ...............    10,040,908   502,811    5.01     9,529,347  521,885    5.48   6,925,899   326,273    4.71
Other liabilities ....................       134,803                         110,045                       72,917
Stockholders' equity .................       674,972                         577,979                      502,412
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity .............   $10,850,683                     $10,217,371                   $7,501,228
====================================================================================================================================
Net interest income/interest rate
   spread ............................                $305,570    2.70%              $262,475    2.46%             $207,478    2.71%
Excess of interest-earning assets over
   deposits, borrowings and capital
   securities ........................   $   449,380                     $   347,782                   $  270,550
Effective interest rate spread .......                            2.91                           2.66                          2.88
====================================================================================================================================

(1) Included amounts swept into money market deposit accounts.

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

                                                   2001 Versus 2000                               2000 Versus 1999
                                                    Changes Due To                                 Changes Due To
                                      ----------------------------------------------------------------------------------------
                                                             Rate/                                        Rate/
(In Thousands)                         Volume      Rate     Volume      Net        Volume       Rate     Volume     Net
------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans ...........................   $ 41,418   $(18,182) $  (990)   $ 22,246    $192,842   $ 35,500   $ 13,190  $241,532
   Mortgage-backed securities ......       (147)      (217)      30        (334)       (646)       113        (45)     (578)
   Investment securities ...........      6,393     (3,345)    (939)      2,109       6,389      2,196      1,070     9,655
------------------------------------------------------------------------------------------------------------------------------
     Change in interest income .....     47,664    (21,744)  (1,899)     24,021     198,585     37,809     14,215   250,609
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Transaction accounts:
     Interest-bearing checking (1) .        234     (1,591)    (106)     (1,463)        466       (409)       (54)        3
      Money market .................        127       (224)     (11)       (108)       (161)        68         (4)      (97)
      Regular passbook .............     11,262     (3,240)  (1,310)      6,712         990        604         23     1,617
------------------------------------------------------------------------------------------------------------------------------
       Total transaction accounts ..     11,623     (5,055)  (1,427)      5,141       1,295        263        (35)    1,523
   Certificates of deposit .........     57,336    (14,515)  (2,410)     40,411      76,733     32,998     11,285   121,016
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits     68,959    (19,570)  (3,837)     45,552      78,028     33,261     11,250   122,539
   Borrowings ......................    (55,386)   (15,373)   6,133     (64,626)     51,433      8,927      5,898    66,258
   Capital securities ..............       --         --       --          --         6,815       --         --       6,815
------------------------------------------------------------------------------------------------------------------------------
     Change in interest expense ....     13,573    (34,943)   2,296     (19,074)    136,276     42,188     17,148   195,612
------------------------------------------------------------------------------------------------------------------------------
Change in net interest income ......   $ 34,091   $ 13,199  $(4,195)   $ 43,095    $ 62,309    $(4,379)  $ (2,933) $ 54,997
==============================================================================================================================

(1) Includes amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $2.6 million in 2001, down from $3.3 million in 2000 and $11.3 million in 1999. The decrease is due primarily to lower growth in our loan portfolio than a year ago.

     For further information, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 52.

OTHER INCOME

     Our total other income was $68.5 million in 2001, up from $50.6 million in 2000 and $59.3 million in 1999. Other income in 2000 included a $9.8 million pre-tax gain associated with our sale of the indirect automobile finance subsidiary. Excluding that gain, our other income would have increased by $27.7 million in 2001 primarily due to:

     o a $20.4 million increase in loan and deposit related fees due primarily to increases of $12.6 million in loan prepayment fees and $4.5 million in deposit related fees; and

     o    a  $20.1   million   increase   in  net   gains  on  sales  of  loans,
          mortgage-backed securities and mortgage servicing rights.

Those favorable items were partially offset by an increase of $7.7 million in loan servicing losses as well as a decline of $4.9 million in income from real estate held for investment. Below is a further discussion of the major other income categories.

LOAN AND DEPOSIT RELATED FEES

     Loan and deposit related fees totaled $50.5 million in 2001, up from $30.1 million in 2000 and $20.1 million in 1999. Our loan related fees accounted for $15.9 million of the increase from 2000, of which $12.6 million represented higher loan prepayment fees. Our deposit related fees increased by $4.5 million or 33.8%, primarily due to higher fees from our checking accounts.

     The following table presents a breakdown of loan and deposit related fees during the periods indicated.

 (In Thousands)                               2001      2000      1999
-------------------------------------------------------------------------
Loan related fees:
    Prepayment fees .....................   $23,839   $11,195   $ 5,036
    Other fees ..........................     8,764     5,527     5,553
Deposit related fees:
    Automated teller machine fees .......     6,524     5,792     3,180
    Other fees ..........................    11,359     7,575     6,328
-------------------------------------------------------------------------
      Total loan and deposit related fees   $50,486   $30,089   $20,097
=========================================================================

REAL ESTATE AND JOINT VENTURES HELD FOR INVESTMENT

     Income from our real estate and joint ventures held for investment totaled $3.9 million in 2001, down from $8.8 million in 2000 and $19.3 million in 1999.

     The $4.9 million decline in income from real estate held for investment primarily reflected two factors. First, our net gains from sales declined by $5.5 million to $0.5 million. Of the decline, $2.7 million was related to joint venture projects reported in the category equity in net income from joint ventures. Second, we reduced our allowance for losses on real estate and joint ventures by $0.3 million in 2001, while we provided $0.9 million to our allowance in 2000.

     The table below sets forth the key components comprising our income from real estate and joint venture operations during the periods indicated.

(In Thousands)                                                              2001      2000       1999
--------------------------------------------------------------------------------------------------------
Operations, net:
    Rental operations, net of expenses ................................   $ 2,245   $ 2,572    $ 3,822
    Equity in net income from joint ventures ..........................       736     3,224      5,352
    Interest from joint venture advances ..............................       468       887      1,256
--------------------------------------------------------------------------------------------------------
      Total operations, net ...........................................     3,449     6,683     10,430
Net gains on sales of wholly owned real estate ........................       129     2,981      5,206
(Provision for) reduction of losses on real estate and joint ventures .       307      (866)     3,666
--------------------------------------------------------------------------------------------------------
    Income from real estate and joint ventures held for investment, net   $ 3,885   $ 8,798    $19,302
========================================================================================================

     For additional information, see Financial Condition--Investments in Real Estate and Joint Ventures on page 38, Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 52 and Note 7 of Notes to Consolidated Financial Statements on page 79.

SECONDARY MARKETING ACTIVITIES

     Sales of loans and mortgage-backed securities we originated increased in 2001 to a record $4.6 billion from $1.7 billion in 2000 and $2.4 billion in 1999. Net gains associated with these sales totaled $22.4 million in 2001, up from $3.3 million in 2000 and $14.8 million in 1999. Net gains included the capitalization of mortgage servicing rights of $44.4 million in 2001, $18.5 million in 2000 and $29.3 million in 1999.

     In addition to sales of loans and mortgage-backed securities, we also sold during 2001 $602 million of loans serviced for others at an incremental gain of $0.9 million above the carrying value of the associated mortgage servicing rights.

     A loss of $11.4 million was recorded in loan servicing from our portfolio of loans serviced for others during 2001, compared to a loss of $3.6 million in 2000 and income of $1.7 million in 1999. The loss in 2001 reflects a $10.6 million provision to the valuation allowance for mortgage servicing rights, up from $6.1 million in 2000, due to the continued drop in interest rates that have increased the expected rate of prepayments on loans serviced for others, as well as reduced the value of associated custodial accounts. At December 31, 2001, we serviced $5.8 billion of loans for others, compared to $4.0 billion at December 31, 2000, and $2.9 billion at December 31, 1999.

     The following table presents a breakdown of the components of our loan servicing income (loss) for the periods indicated.

(In Thousands)                                  2001        2000        1999
---------------------------------------------------------------------------------
Income from servicing operations ..........   $  9,028    $  8,414    $  4,472
Amortization of MSRs ......................     (9,813)     (5,968)     (3,051)
(Provision for) reduction of impairment ...    (10,588)     (6,074)        251
---------------------------------------------------------------------------------
    Total loan servicing income (loss), net   $(11,373)   $ (3,628)   $  1,672
=================================================================================

     For additional information concerning mortgage servicing rights, see Note 11 of Notes to Consolidated Financial Statements on page 85.

OTHER CATEGORY

     The all other category of other income totaled $1.8 million in 2001, down from $2.3 million in 2000 and $3.1 million in 1999.

OPERATING EXPENSE

     Our operating expense totaled $163.2 million in 2001, up from $137.5 million in 2000 and $144.9 million in 1999. The current year increase was due to higher general and administrative expense, which increased by $26.3 million or 19.3%. That increase was primarily due to higher costs associated with an increased number of branch locations that expanded our market presence and higher loan origination activity.

     The following table presents a breakdown of key components comprising operating expense during the periods indicated.

(In Thousands)                                                            2001       2000       1999
--------------------------------------------------------------------------------------------------------
Salaries and related costs ..........................................   $ 99,935   $ 82,522   $ 86,163
Premises and equipment costs ........................................     26,016     23,220     20,617
Advertising expense .................................................      4,410      4,786      8,595
Professional fees ...................................................      5,452      3,319      2,502
SAIF insurance premiums and regulatory assessments ..................      3,051      2,626      3,937
Other general and administrative expense ............................     23,632     19,716     22,568
--------------------------------------------------------------------------------------------------------
    Total general and administrative expense ........................    162,496    136,189    144,382
Net operation of real estate acquired in settlement of loans ........        239        818         19
Amortization of excess of cost over fair value of net assets acquired        457        462        474
--------------------------------------------------------------------------------------------------------
    Total operating expense .........................................   $163,192   $137,469   $144,875
========================================================================================================

PROVISION FOR INCOME TAXES

     Our effective tax rate for 2001 was 42.3%, compared to 42.4% in 2000 and 42.3% in 1999. See Note 1 on page 68 and Note 17 on page 90 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact Downey's effective tax rate.

BUSINESS SEGMENT REPORTING

     The previous sections of the Results of Operations discussed our consolidated results. The purpose of this section is to present data and discussion on the results of operations of our two business segments--banking and real estate investment. For a description of these business segments and the accounting policies used, see Business on page 1 and Note 1 on page 68 and Note 25 on page 100 of Notes to Consolidated Financial Statements.

     The following table presents by business segment our net income for 2001, 2000 and 1999.

(In Thousands)                        2001       2000 (1)   1999
--------------------------------------------------------------------
Banking net income ..............   $119,454   $ 94,822   $ 53,796
Real estate investment net income        727      4,429     10,008
--------------------------------------------------------------------
   Total net income .............   $120,181   $ 99,251   $ 63,804
====================================================================

(1) Banking included a $5.6 million after-tax gain related to the sale of subsidiary.

BANKING

     Net income from our banking operations totaled $119.5 million in 2001, up from $94.8 million in 2000 and $53.8 million in 1999. The previously mentioned sale of our indirect automobile finance subsidiary benefited our 2000 net income from banking operations by $5.6 million. Excluding that gain, net income from our banking operations would have increased during 2001 by $30.3 million or 33.9%.

     The adjusted increase in our 2001 net income reflected the following:

     o a $43.3 million increase in net interest income due to increases in both our average earning assets and effective interest rate spread;

     o a $20.1 million increase in net gains from the sales of loans, mortgage-backed securities and mortgage servicing rights;

     o    a $19.7 million increase in loan and deposit related fees; and

     o    a $0.7 million decline in provision for loan losses.

Those favorable items were partially offset by the following:

     o a $7.7 million increase in loan servicing losses primarily due to higher provisions to the valuation allowance for mortgage servicing rights reflecting the continued decline in market interest rates that increased the expected rate of prepayments on loans we service for others; and

     o a $23.6 million increase in operating expenses reflecting an increased number of branch locations and higher loan origination activity.

     The table below sets forth banking operational results and selected financial data for the periods indicated.

(In Thousands)                                 2001          2000 (1)      1999
-------------------------------------------------------------------------------------
Net interest income .....................   $   305,573   $   262,232   $   207,784
Provision for loan losses ...............         2,564         3,251        11,270
Other income:
    Gain on sale of subsidiary ..........          --           9,762          --
    All other ...........................        63,340        31,644        39,755
Operating expense .......................       159,604       135,996       143,081
Net intercompany income .................           369           397           393
-------------------------------------------------------------------------------------
Income before income taxes ..............       207,114       164,788        93,581
Income taxes ............................        87,660        69,966        39,785
-------------------------------------------------------------------------------------
   Net income ...........................   $   119,454   $    94,822   $    53,796
=====================================================================================
AT DECEMBER 31
Assets:
   Loans and mortgage-backed securities .   $10,132,413   $10,084,353   $ 8,746,063
   Other ................................       966,942       806,201       654,745
-------------------------------------------------------------------------------------
     Total assets .......................    11,099,355    10,890,554     9,400,808
-------------------------------------------------------------------------------------
Equity ..................................   $   733,896   $   624,636   $   532,418
=====================================================================================

(1)  Included a $5.6 million after-tax gain related to the sale of subsidiary.

REAL ESTATE INVESTMENT

     Net income from our real estate investment operations totaled $0.7 million in 2001, down from $4.4 million in 2000 and $10.0 million in 1999. The decline was primarily attributed to lower gains from sales, lower recapture of valuation allowances and higher operating expenses due to the settlement of litigation matters associated with certain joint venture partners.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

(In Thousands)                                       2001       2000      1999
------------------------------------------------------------------------------------
Net interest income (loss) .....................   $     (3)   $    243   $   (306)
Other income ...................................      5,196       9,148     19,523
Operating expense ..............................      3,588       1,473      1,794
Net intercompany expense .......................        369         397        393
------------------------------------------------------------------------------------
Income before income taxes .....................      1,236       7,521     17,030
Income taxes ...................................        509       3,092      7,022
------------------------------------------------------------------------------------
   Net income ..................................   $    727    $  4,429   $ 10,008
====================================================================================
AT DECEMBER 31
Assets:
   Investments in real estate and joint ventures   $ 38,185    $ 17,641   $ 42,172
   Other .......................................      2,003       3,584      7,399
------------------------------------------------------------------------------------
     Total assets ..............................     40,188      21,225     49,571
------------------------------------------------------------------------------------
Equity .........................................   $ 34,513    $ 17,916   $ 42,839
====================================================================================

     For a further discussion regarding income from real estate investment, see Other Income--Real Estate and Joint Ventures Held For Investment on page 28, and for information regarding related assets, see Financial Condition--Investments in Real Estate and Joint Ventures on page 38.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, increased only $48 million or 0.5% from year-end 2000 to a total of $10.1 billion or 91.2% of assets at December 31, 2001. The increase represents a higher level of single family loans held for sale and mortgage-backed securities available for sale, as loans held for investment declined by $308 million due primarily to an increase in loan prepayments as a result of the low interest rate environment and borrower preference for fixed rate loans during 2001. Our prepayment speed during the year was 37%, compared to 18% during 2000 and 26% during 1999. This increase reflected, in large part, the changing propensity of borrowers to refinance existing loans given the low market interest rates in 2001.

     Our loan originations, including loans purchased, totaled a record $8.2 billion in 2001, up from $5.2 billion in 2000 and $7.2 billion in 1999. This current year increase primarily reflects record originations of one-to-four unit residential loans of $8.0 billion, of which approximately $3.2 billion or 40% were for portfolio, with the balance for sale in the secondary market. Our origination of subprime loans totaled $428 million in 2001, down from $492 million in 2000.

     The table below presents information regarding interest rates and loan origination costs, net of fees collected on loans originated during the periods indicated.

(Dollars in Thousands)                                      2001       2000       1999        1998        1997
------------------------------------------------------------------------------------------------------------------
Average interest rate on new loans ....................      6.18%      6.10%      5.92%      6.45%        6.04%
Total loan origination costs (net of fees) and premiums
    (net of discounts) deferred during the year .......   $37,527    $34,797    $53,181     $30,621     $11,505
==================================================================================================================

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

     Residential one-to-four unit adjustable rate mortgage originations, including loans purchased, were $3.2 billion during 2001, down from $3.5 billion in 2000 and $4.4 billion in 1999. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 75% of originations during the year compared to 42% during 2000 and 63% during 1999. Refinancing activities increased from $2.1 billion in 2000 to $6.0 billion in 2001 as a lower interest rate environment existed throughout most of the year. In addition, the majority of residential originations for our portfolio were adjustable rate mortgages tied to COFI, an index which lags behind the movement in market interest rates. For the year, 63% of one-to-four unit originations for investment represented monthly adjusting COFI rate mortgages which provide for negative amortization. In addition, 15% represented adjustable rate mortgages tied to the London
Interbank  Offered  Rate  ("LIBOR")  index,  and 14% were  tied to the  Constant
Maturity Treasury ("CMT") index, neither of which provide for negative amortization, with the balance represented by a variety of other pricing terms. At December 31, 2001, $6.8 billion of our one-to-four unit adjustable rate mortgages were subject to negative amortization of which $180 million represented the amount of negative amortization included in the loan balance. For further information, see Business--Banking Activities--Lending Activities--Residential Real Estate Lending on page 3.

     Our origination of commercial real estate loans, including loans purchased, totaled $7 million in 2001, compared to $24 million in 2000 and $10 million in 1999. Originations of loans secured by multi-family properties, including loans purchased, totaled less than $1 million in 2001, compared to $1 million in both 2000 and 1999.

     During 2001, we originated $102 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $99 million in 2000 and $149 million in 1999. Our origination of land development loans totaled $16 million in 2001, compared to $17 million in 2000 and $57 million in 1999.

     Origination of non-mortgage commercial loans totaled $18 million in 2001, down from $19 million in 2000 and $25 million in 1999. A substantial majority of these originations represented secured loans.

     Origination of automobile loans totaled $5 million in 2001, compared to $57 million in 2000 and $234 million in 1999. The majority of these originations in prior years represented our indirect lending program that was conducted by Downey Auto Finance Corp., a former subsidiary sold in February 2000, whereby loans to finance the purchase of new or used automobiles were obtained through preapproved automobile dealers. For further information regarding Downey Auto Finance Corp., see Sale of Subsidiary on page 60.

     At December 31, 2001, our unfunded loan application pipeline totaled $1.9 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $683 million, of which $330 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments on undrawn lines of credit of $84 million and loans in process of $53 million. We believe our current sources of funds will enable us to meet these obligations.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

(In Thousands)                                                   2001        2000         1999          1998         1997
------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable .........................................  $ 2,691,481  $2,831,596  $ 3,102,810   $   943,736   $ 1,384,442
      Adjustable - subprime ..............................      423,777     395,911    1,182,552       372,286       218,399
------------------------------------------------------------------------------------------------------------------------------
        Total adjustable .................................    3,115,258   3,227,507    4,285,362     1,316,022     1,602,841
      Fixed ..............................................       16,443       9,167      262,923       192,436        22,265
      Fixed - subprime ...................................        4,708        --         12,238         6,020         2,786
     Residential five or more units:
      Adjustable .........................................         --          --            247           875         4,600
      Fixed ..............................................          125         678         --          13,229          --
------------------------------------------------------------------------------------------------------------------------------
        Total residential ................................    3,136,534   3,237,352    4,560,770     1,528,582     1,632,492
     Commercial real estate ..............................          133      23,720       10,063        10,363         7,830
     Construction ........................................      101,716      98,330      149,143       111,534        80,014
     Land ................................................       16,242      16,530       56,851        48,357        20,295
   Non-mortgage:
     Commercial ..........................................       17,581      18,504       24,948         6,376        14,336
     Automobile ..........................................        4,825      56,576      233,948       175,193       259,040
     Other consumer ......................................       32,953      38,136       54,489        28,274        25,988
------------------------------------------------------------------------------------------------------------------------------
      Total loans originated .............................    3,309,984   3,489,148    5,090,212     1,908,679     2,039,995
Real estate loans purchased:
   One-to-four units .....................................       88,057       9,178       36,317         4,343        32,241
   One-to-four units - subprime ..........................         --         8,595       12,912         1,833         2,243
   Other (1) .............................................        6,923       1,055          440         1,287         1,344
------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ...................       94,980      18,828       49,669         7,463        35,828
------------------------------------------------------------------------------------------------------------------------------
       Total loans originated and purchased ..............    3,404,964   3,507,976    5,139,881     1,916,142     2,075,823
Loan repayments ..........................................   (3,715,163) (1,981,802)  (1,823,585)   (1,855,157)   (1,130,357)
Other net changes (2) ....................................        2,029    (291,935)     (36,794)      (34,145)     (319,183)
------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment ..     (308,170)  1,234,239    3,279,502        26,840       626,283
------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO
Residential, one-to-four units:
   Originated whole loans ................................    4,818,301   1,641,099    2,028,402     2,162,583       289,271
   Originated whole loans - subprime .....................         --        87,174       13,872          --            --
   Loans purchased .......................................        5,637         947         --            --            --
   Loans transferred from (to) the investment portfolio ..       (7,454)     54,993       42,570        (3,056)      290,558
   Originated whole loans sold ...........................     (737,773)   (687,512)    (999,594)   (1,130,303)     (467,989)
   Loans exchanged for mortgage-backed securities ........   (3,816,171)   (970,319)  (1,387,364)     (608,831)      (89,522)
   Other net changes .....................................       (4,762)    (10,815)      (9,263)       (8,111)          (83)
   Capitalized basis adjustment (3) ......................      (10,326)       --           --            --            --
------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ......      247,452     115,567     (311,377)      412,282        22,235
------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ........................    3,816,171     970,319    1,387,364       608,831        89,522
   Purchased .............................................      115,597        --           --            --            --
   Sold ..................................................   (3,816,171)   (975,088)  (1,387,364)     (610,113)      (89,522)
   Repayments ............................................       (6,523)     (7,031)      (9,936)      (15,129)      (12,560)
   Other net changes .....................................         (296)        284         (491)         (742)          592
------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
        available for sale ...............................      108,778     (11,516)     (10,427)      (17,153)      (11,968)
------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
        mortgage-backed securities available for sale ....      356,230     104,051     (321,804)      395,129        10,267
------------------------------------------------------------------------------------------------------------------------------
     Total net increase in loans and
        mortgage-backed securities .......................  $    48,060  $1,338,290  $ 2,957,698   $   421,969   $   636,550
==============================================================================================================================

(1) Primarily five or more unit residential loans except for $6.7 million of commercial real estate loans in 2001, $1.1 million of construction loans in 2000 and $0.6 million of commercial real estate loans in 1998.
(2) Primarily included borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization). Also included in 2000 was $367 million of net automobile loans sold as part of the sale of subsidiary.
(3) Reflected the change in fair value from date of interest rate lock commitment to date of origination.

     The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated. At December 31, 2001, approximately 94% of our real estate loans were secured by real estate located in California, principally in Los Angeles, Orange, Santa Clara, San Diego and Alameda counties.

                                                                                         December 31,
                                                        ----------------------------------------------------------------------------
(In Thousands)                                               2001            2000           1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans secured by real estate:
     Residential one-to-four units:
        Adjustable ..................................   $  7,364,677    $  7,200,400    $  5,644,883    $  3,721,728  $  4,190,160
        Adjustable - subprime .......................      1,491,416       1,726,526       1,620,624         580,232       245,749
        Fixed .......................................        334,384         454,838         510,516         325,454       168,315
        Fixed - subprime ............................         15,303          17,388          18,777           8,719         3,321
------------------------------------------------------------------------------------------------------------------------------------
         Total residential one-to-four units ........      9,205,780       9,399,152       7,794,800       4,636,133     4,607,545
     Residential five or more units:
        Adjustable ..................................          6,055          14,203          15,889          18,617        29,246
        Fixed .......................................          5,124           5,257           5,166          21,412         9,032
     Commercial real estate:
        Adjustable ..................................         40,900          37,374          37,419          39,360        87,604
        Fixed .......................................         71,609         127,230         110,908         101,430       114,821
     Construction ...................................         84,942         118,165         176,487         127,761        70,865
     Land ...........................................         22,028          26,880          67,631          44,859        25,687
Non-mortgage:
     Commercial .....................................         22,017          21,721          26,667          28,293        26,024
     Automobile (1) .................................         24,529          39,614         399,789         357,988       342,326
     Other consumer .................................         50,908          60,653          49,344          41,894        47,735
------------------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment .............      9,533,892       9,850,249       8,684,100       5,417,747     5,360,885
Increase (decrease) for:
     Undisbursed loan funds .........................        (61,280)        (72,328)       (125,159)       (108,414)      (64,884)
     Net deferred costs and premiums ................         77,916          79,109          67,740          31,021        18,088
     Allowance for losses ...........................        (36,120)        (34,452)        (38,342)        (31,517)      (32,092)
------------------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment, net ........      9,514,408       9,822,578       8,588,339       5,308,837     5,281,997
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET
Loans held for sale:
     Residential one-to-four units ..................        509,317         251,014         122,133         447,382        35,100
     Residential one-to-four units - subprime .......             33             558          13,872            --            --
     Capitalized basis adjustment (2) ...............        (10,326)           --              --              --            --
------------------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale ...................        499,024         251,572         136,005         447,382        35,100
Mortgage-backed securities available for sale:
     Adjustable .....................................        101,562           6,050           7,700          10,996        17,751
     Fixed ..........................................         17,419           4,153          14,019          21,150        31,548
------------------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities
           available for sale .......................        118,981          10,203          21,719          32,146        49,299
------------------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale and mortgage-backed
           securities available for sale ............        618,005         261,775         157,724         479,528        84,399
------------------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities ..   $ 10,132,413    $ 10,084,353    $  8,746,063    $  5,788,365  $  5,366,396
====================================================================================================================================

(1)  The decline during 2000 primarily reflected the sale of subsidiary.
(2) Reflected the change in fair value from date of interest rate lock commitment to date of origination.

     We carry loans for sale at the lower of cost or fair value. At December 31, 2001, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

     At December 31, 2001, our residential one-to-four units subprime portfolio consisted of approximately 79% "A-" credit, 18% "B" credit and 3% "C" credit loans. At year end, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at December 31, 2001, reflected an unrealized loss of $1.3 million. The 2001 year-end unrealized loss, less the associated tax effect, is reflected within a separate component of other comprehensive income (loss) until realized.

     The table below sets forth the scheduled contractual maturities of our loan and mortgage-backed securities portfolio at December 31, 2001.

                                    Within      1-2        2-3        3-5        5-10      10-15         Beyond
(In Thousands)                      1 Year     Years      Years      Years      Years      Years        15 Years       Total
--------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable (1) ........   $ 83,894   $ 90,064   $ 96,689   $215,239   $692,891   $  988,087   $6,689,262   $ 8,856,126
        Fixed (1) .............     12,397     13,303     14,274     31,749    102,034      145,157      529,764       848,678
      Five or more units:
        Adjustable ............        238        254        272        604      1,925        2,709           53         6,055
        Fixed .................        215        228        242        531      1,644        2,221           43         5,124
      Commercial real estate:
        Adjustable ............      3,560      3,829      4,117      9,189     20,205         --           --          40,900
        Fixed .................      9,721     10,583     11,522     26,202     13,581         --           --          71,609
      Construction - adjustable     84,942       --         --         --         --           --           --          84,942
      Land:
        Adjustable ............     21,162       --         --         --         --           --           --          21,162
        Fixed .................         82         89         98        225        372         --           --             866
Non-mortgage:
    Commercial ................     21,211        806       --         --         --           --           --          22,017
    Automobile ................      6,990      7,662      8,400      1,477       --           --           --          24,529
    Other consumer (2) ........      3,262      3,538      3,836      3,088     37,184         --           --          50,908
--------------------------------------------------------------------------------------------------------------------------------
      Total loans .............    247,674    130,356    139,450    288,304    869,836    1,138,174    7,219,122    10,032,916
Mortgage-backed securities, net      1,190      1,254      1,321      2,858      8,601       11,181       92,576       118,981
--------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-
      backed securities .......   $248,864   $131,610   $140,771   $291,162   $878,437   $1,149,355   $7,311,698   $10,151,897
================================================================================================================================

(1)  Included loans held for sale.
(2) Included home equity line of credit loans, which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

     At December 31, 2001, the maximum amount the Bank could have loaned to any one borrower, and related entities, under regulatory limits was $128 million, or $214 million for loans secured by readily marketable collateral, compared to $112 million or $187 million for loans secured by readily marketable collateral at year-end 2000. We do not expect that these regulatory limitations will adversely impact our proposed lending activities during 2002.

INVESTMENT SECURITIES

     The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                              December 31,
                                                         ------------------------------------------------------
(In Thousands)                                              2001       2000      1999       1998       1997
---------------------------------------------------------------------------------------------------------------
Federal funds ........................................   $ 37,001   $ 19,601   $      1   $ 33,751   $  6,095
U.S. Treasury and agency securities available for sale    356,910    284,102    171,823    116,061    159,398
Corporate bonds available for sale ...................     45,445     21,513       --         --         --
Municipal bonds held to maturity .....................      6,388      6,550      6,728      6,764      6,885
---------------------------------------------------------------------------------------------------------------
    Total investment securities ......................   $445,744   $331,766   $178,552   $156,576   $172,378
===============================================================================================================

     At December 31, 2001, the maturities of our investment securities and the weighted average yield of those securities were as follows.

                                                                   After 1 Year
                                             1 Year or Less      Through 5 Years       After 5 Years            Total
                                         ------------------------------------------------------------------------------------
                                                     Weighted             Weighted             Weighted             Weighted
                                                      Average              Average              Average              Average
  (Dollars in Thousands)                    Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
-----------------------------------------------------------------------------------------------------------------------------
Federal funds .........................   $ 37,001     0.85%    $   --        -- %    $  --        -- %   $ 37,001     0.85%
Available for sale:
    U.S. Treasury and agency securities       --        --       275,874     3.76      81,036     2.49     356,910     3.47
    Corporate bonds ...................     18,220     5.60       27,225     6.65        --        --       45,445     6.23
Municipal bonds held to maturity (1) ..       --        --          --        --        6,388     3.73       6,388     3.73
-----------------------------------------------------------------------------------------------------------------------------
      Total ...........................   $ 55,221     2.42%    $303,099     4.02%    $87,424     2.58%   $445,744     3.54%
=============================================================================================================================

(1)  Yield on a fully tax-equivalent basis is 6.47%.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center developments, most of which are located in California. For additional information regarding the location of these real estate investments, see Note 7 of Notes to the Consolidated Financial Statements on page 79. We have completed and substantially leased most of the real estate development projects--with a weighted average occupancy rate of 79% for retail neighborhood shopping centers at December 31, 2001. At December 31, 2001, the Bank had loan commitments of $13 million to these joint ventures, of which $7 million was outstanding.

     DSL Service Company is entitled to interest on its equity invested in its joint venture projects on a priority basis after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. DSL Service Company has obtained personal guarantees from the principals of the developer partners in a number of the joint ventures and generally requires the developer partner to secure any outstanding obligations to the joint venture, like its portion of operating losses, when the partner is unable to satisfy such obligations on a current basis. Partnership equity or deficit accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations.

     As of December 31, 2001, DSL Service Company was involved with two joint venture partners. These partners were operators of one office building, one residential housing development project and one in which land was sold, but the partnership remains until a receivable related to that sale is collected. DSL Service Company had nine wholly owned retail neighborhood shopping centers located in California and Arizona.

     Our investment in real estate and joint ventures amounted to $38 million at December 31, 2001, compared to $18 million at December 31, 2000 and $42 million at December 31, 1999. During 2001, our investment increased by $16 million due primarily to a settlement of litigation with former joint venture partners wherein we became the sole owner of two shopping centers.

     The following table sets forth the condensed balance sheets of DSL Service Company's joint ventures by property type at December 31, 2001, on a historical cost basis. For further information regarding the establishment of loss allowances, see Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 52.

                                                                                                   Note
                                                                     Office                     Receivable-
 (Dollars in Thousands)                                             Building   Residential       Sold Land     Total
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash .......................................................        $     3       $   707       $    15      $   725
Projects under development .................................           --          10,817          --         10,817
Completed projects .........................................          4,989          --            --          4,989
Other assets ...............................................              8           224           360          592
----------------------------------------------------------------------------------------------------------------------
                                                                    $ 5,000       $11,748       $   375      $17,123
======================================================================================================================
LIABILITIES AND EQUITY
Liabilities:
    Notes payable to the Bank ..............................        $  --         $ 6,642       $  --        $ 6,642
    Notes payable to others ................................          3,407          --            --          3,407
    Other ..................................................             26         1,255           137        1,418
Equity:
    DSL Service Company (1) ................................            702         3,104           135        3,941
    Allowance for losses recorded by DSL Service Company (2)           --            --            --           --
    Other partners (2) .....................................            865           747           103        1,715
----------------------------------------------------------------------------------------------------------------------
       Net equity ..........................................          1,567         3,851           238        5,656
----------------------------------------------------------------------------------------------------------------------
                                                                    $ 5,000       $11,748       $   375      $17,123
======================================================================================================================
Number of joint venture projects ...........................              1             1             1            3
======================================================================================================================

(1) We included in these amounts interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(2) The aggregate other partners' equity of $2 million represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of the joint venture real estate assets to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, we make a provision to create a valuation allowance. No valuation allowances were required at December 31, 2001.

     The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2001.

                                                                     Retail
                                                                  Neighborhood
(Dollars in Thousands)                           Residential    Shopping Centers     Land          Total
-------------------------------------------------------------------------------------------------------------
Investment in wholly owned projects .......     $   --              $ 25,282 (1)   $ 10,718 (2)   $ 36,000
Investment in Affordable Housing Funds ....          934                --             --              934
Allowance for losses ......................         --                (1,657)        (1,033)        (2,690)
-------------------------------------------------------------------------------------------------------------
     Net investment in real estate projects     $    934            $ 23,625       $  9,685       $ 34,244
=============================================================================================================
Number of projects ........................            1                   9              6             16
=============================================================================================================

(1) Included six free-standing stores that are part of neighborhood shopping centers totaling $1 million, which we counted as one project.
(2)  Included three properties totaling $10 million.

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

DEPOSITS

     Our deposits increased $537 million or 6.6% in 2001 and totaled a year-end record of $8.6 billion at December 31, 2001. Our lower-rate transaction
accounts--i.e., checking, regular passbook and money market--increased $1.4 billion or 97.3%, while our certificates of deposit decreased $906 million or 13.7%. Within transaction accounts, approximately 95% of the increase was in our passbook accounts, as depositors moved monies from certificates of deposit as they seemed more interested in liquidity given the relatively low level of interest rates. Our total checking accounts (non-interest and interest bearing) increased 7.3% between year ends. Of the total increase in our deposits, $79 million was associated with 19 in-store branches and 4 traditional branches we opened during 2001. One of the new traditional branches is located in Arizona, our first in that state. At December 31, 2001, the average deposit size of our traditional branches was $107 million, while the average size of our in-store branches was $18 million, or $24 million excluding the 19 new in-store branches opened within the past 12 months.

     The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

                                                                   December 31,
                                     --------------------------------------------------------------------
                                              2001                  2000                   1999
                                     --------------------------------------------------------------------
                                      Weighted              Weighted               Weighted
                                       Average               Average                Average
(Dollars in Thousands)                  Rate     Amount       Rate      Amount       Rate      Amount
---------------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing checking .       -- %  $  263,165      -- %   $  244,311      -- %   $  182,165
   Interest-bearing checking (1) .      0.35      423,776     0.78       395,640     1.00       383,973
   Money market ..................      2.01      108,747     2.88        89,408     2.91        95,947
   Regular passbook ..............      2.46    2,131,048     3.41       754,127     3.62       827,854
---------------------------------------------------------------------------------------------------------
     Total transaction accounts ..      1.92    2,926,736     2.12     1,483,486     2.46     1,489,939
Certificates of deposit:
   Less than 3.00% ...............      2.41      970,854     2.41         6,357     2.47         8,717
   3.00-3.49 .....................      3.20      458,511     3.45            25     3.02            16
   3.50-3.99 .....................      3.84      532,634     3.97           384     3.92         3,786
   4.00-4.49 .....................      4.22      892,517     4.19        26,916     4.32       210,127
   4.50-4.99 .....................      4.76      555,885     4.82        80,844     4.78       939,858
   5.00-5.99 .....................      5.30      921,510     5.71     1,901,166     5.56     3,623,632
   6.00 and greater ..............      6.37    1,360,919     6.63     4,583,511     6.08       286,686
---------------------------------------------------------------------------------------------------------
     Total certificates of deposit      4.54    5,692,830     6.33     6,599,203     5.39     5,072,822
---------------------------------------------------------------------------------------------------------
       Total deposits ............      3.65%  $8,619,566     5.56%   $8,082,689     4.72%   $6,562,761
=========================================================================================================

(1)  Included amounts swept into money market deposit accounts.

     The following table shows at December 31, 2001 our certificates of deposit maturities by interest rate category.

                           Less
                           Than        3.50% -     4.00% -     4.50% -     5.00% -     6.00%                 Percent
(Dollars in Thousands)    3.50%         3.99%       4.49%       4.99%       5.99%   and Greater  Total (1)   Of Total
-----------------------------------------------------------------------------------------------------------------------
Within 3 months ....     $  347,492  $   69,568  $  156,251  $  211,040  $  604,288  $1,187,901  $2,576,540   45.26%
3 to 6 months ......        442,551      95,456     304,706     152,235     262,383     107,487   1,364,818   23.97
6 to 12 months .....        539,844     295,466     253,230      26,332      18,364      49,592   1,182,828   20.78
12 to 24 months ....         98,882      48,048     134,838      61,061      24,468       9,730     377,027    6.62
24 to 36 months ....            559      23,297      12,041       2,953       3,984       1,399      44,233    0.78
36 to 60 months ....             37         799      31,451     102,264       8,023       4,810     147,384    2.59
Over 60 months .....           --          --          --          --          --          --          --       --
-----------------------------------------------------------------------------------------------------------------------
    Total ..........     $1,429,365  $  532,634  $  892,517  $  555,885  $  921,510  $1,360,919  $5,692,830  100.00%
=======================================================================================================================

(1) Includes jumbo ($100,000 and over) certificates of deposit of $1.3 billion with maturities of 3 months or less, $512 million with maturities of 3 to 6 months, $412 million with maturities of 6 to 12 months and $191 million with a remaining term of over 12 months.

BORROWINGS

     At December 31, 2001, borrowings totaled $1.5 billion, down from $2.0 billion at year-end 2000 and $2.1 billion at year-end 1999. The decrease in 2001 primarily occurred in advances from the FHLB.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                                                  December 31,
                                                        --------------------------------------------------------------------
(Dollars in Thousands)                                      2001          2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances .....................   $1,522,705    $1,978,348    $2,122,407    $  695,012    $  352,458
Other borrowings:
  Reverse repurchase agreements .....................         --            --            --            --          34,803
  Commercial paper ..................................         --            --            --            --          83,811
  Real estate notes .................................            7           224           373         8,708        12,663
----------------------------------------------------------------------------------------------------------------------------
      Total borrowings ..............................   $1,522,712    $1,978,572    $2,122,780    $  703,720    $  483,735
============================================================================================================================
Weighted average rate on borrowings during the period         5.40%         6.16%         5.46%         6.07%         6.07%
Total borrowings as a percentage of total assets ....        13.71         18.16         22.56         11.22          8.29
============================================================================================================================

     The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)                                                         2001         2000          1999
--------------------------------------------------------------------------------------------------------------------
FHLB advances with original maturities less than one year:
    Balance at end of year .............................................   $  671,300    $1,475,000    $1,590,500
    Average balance outstanding during the year ........................      581,868     1,601,732       616,199
    Maximum amount outstanding at any month-end during the year ........    1,260,000     1,942,000     1,590,500
    Weighted average interest rate during the year .....................        5.63%         6.38%         5.42%
    Weighted average interest rate at the end of year ..................        2.16          6.55          5.88
Securities sold under agreement to repurchase:
    Balance at end of year .............................................   $    --       $    --       $    --
    Average balance outstanding during the year ........................        --              753         1,987
    Maximum amount outstanding at any month-end during the year ........        --           39,250        24,875
    Weighted average interest rate during the year .....................        --  %         6.10%         5.42%
    Weighted average interest rate at the end of year ..................        --            --            --
Total short-term borrowings:
    Total average short-term borrowings outstanding during the year ....   $  581,868    $1,602,485    $  618,186
    Total weighted average rate on short-term borrowings during the year        5.63%         6.38%         5.42%
====================================================================================================================

     At year-end 2001, total intermediate and long-term advances totaled $851 million, up from $503 million at December 31, 2000. The weighted average rate on our intermediate and long-term FHLB advances at year-end 2001 was 4.98%.

     The following table sets forth the associated maturities at December 31, 2001.

(In Thousands)
--------------------------------------------------------------
2002 ............................................   $ 55,921
2003 ............................................     72,834
2004 ............................................    172,600
2005 ............................................     29,750
2006 ............................................     61,300
Thereafter ......................................    459,000
--------------------------------------------------------------
  Total intermediate and long-term FHLB advances    $851,405
==============================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense, including the amortization of deferred issuance costs, on our capital securities was $12.2 million for 2001. For further information regarding our capital securities, see Note 18 on page 91 of Notes to Consolidated Financial Statements.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis--generally more rapidly--than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, one of our principal objectives is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality.

     In addition to the market risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our off-balance sheet commitments wherein we have committed to an interest rate with a potential borrower for a loan we intend to sell (known as an interest rate lock derivative). Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our loans held for sale and interest rate lock commitments tend to be offset by changes in the fair value of the hedge contracts. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions.

     Changes in mortgage interest rates also impact the value of our mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decreases the value of mortgage servicing rights. Currently, we do not hedge our mortgage servicing rights against that risk.

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

     We currently do not enter into hedging contracts for speculative purposes.

     One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2001, as well as other information regarding the repricing and maturity difference between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

                                                                                   December 31, 2001
                                                    ----------------------------------------------------------------------------
                                                       Within       7 - 12        1 - 5       6 - 10       Over        Total
(Dollars in Thousands)                                6 Months      Months        Years        Years     10 Years     Balance
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock .........(1)$  406,598  $   62,053   $   89,024  $   1,208   $    --      $   558,883
    Loans and mortgage-backed securities: ........(2)
     Loans secured by real estate:
       Residential:
         Adjustable ..............................    7,697,814     274,407      941,060       --          --        8,913,281
         Fixed ...................................      546,944      40,542      179,945     64,686      19,981        852,098
       Commercial real estate ....................       40,349       9,787       53,194      3,967       1,609        108,906
       Construction ..............................       36,253        --           --         --          --           36,253
       Land ......................................       14,540           9           66        783        --           15,398
     Non-mortgage loans:
       Commercial ................................       12,951        --           --         --          --           12,951
       Consumer ..................................       56,077       5,050       13,418       --          --           74,545
     Mortgage-backed securities ..................       54,335      49,542        6,654      4,490       3,960        118,981
--------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed securities ...    8,459,263     379,337    1,194,337     73,926      25,550     10,132,413
--------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...............   $8,865,861  $  441,390   $1,283,361  $  75,134   $  25,550    $10,691,296
================================================================================================================================
Transaction accounts:
    Non-interest-bearing checking ................   $  263,165  $     --     $     --    $    --     $    --      $   263,165
    Interest-bearing checking ....................(3)   423,776        --           --         --          --          423,776
    Money market .................................(4)   108,747        --           --         --          --          108,747
    Regular passbook .............................(4) 2,131,048        --           --         --          --        2,131,048
--------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ..................    2,926,736        --            --        --          --        2,926,736
Certificates of deposit ..........................(1) 3,941,358   1,182,828      568,644       --          --        5,692,830
--------------------------------------------------------------------------------------------------------------------------------
    Total deposits ...............................    6,868,094   1,182,828      568,644       --          --        8,619,566
Borrowings .......................................      664,105      63,123      365,484    430,000        --        1,522,712
Capital securities ...............................         --          --           --         --       120,000        120,000
--------------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
     capital securities ..........................   $7,532,199  $1,245,951   $  934,128  $ 430,000   $ 120,000    $10,262,278
================================================================================================================================
Excess (shortfall) of interest-earning assets over
    deposits, borrowings and capital securities ..   $1,333,662  $ (804,561)  $  349,233  $(354,866)  $ (94,450)   $   429,018
Cumulative gap ...................................    1,333,662     529,101      878,334    523,468     429,018
Cumulative gap - as a % of total assets:
    December 31, 2001 ............................       12.01%       4.76%        7.91%      4.71%       3.86%
    December 31, 2000 ............................       28.66        7.13         5.94       3.13        3.13
    December 31, 1999 ............................       21.29       10.20         4.97       1.92        2.35
================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(4)  Subject to immediate repricing.

     Our six-month gap at December 31, 2001 was a positive 12.01%. This means that more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 28.66% at December 31, 2000 and 21.29% at December 31, 1999. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI. We originated and purchased approximately $3.4 billion during both 2001 and 2000 and $4.7 billion during 1999 of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less. These loans represented approximately 99% during 2001, 97% during 2000 and 92% during 1999 of all loans and mortgage-backed securities originated and purchased for investment during these periods.

     At December 31, 2001, 99% of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 98% at December 31, 2000 and 97% at December 31, 1999. At December 31, 2001, loans held for investment and mortgage-backed securities with adjustable interest rates represented 90% of those portfolios. During 2002, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We primarily originate fixed rate loans for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgages. However, we may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet required yield and other approved guidelines. For further information, see Business--Banking Activities--Lending Activities--Secondary Marketing and Loan Servicing Activities on page 5.

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

     In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, are calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once the base case has been estimated, we make calculations for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2001 and 2000. Since we base these estimates upon numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

                                                    2001                            2000
                                            -------------------------------------------------------------
                                            Percentage Change in            Percentage Change in
                                            -------------------------------------------------------------
Change in Interest Rates                Net Interest   Net Portfolio     Net Interest     Net Portfolio
  (In Basis Points)                       Income(1)      Value (2)         Income (1)       Value (2)
---------------------------------------------------------------------------------------------------------
             +200 .....................    (11.3)%         6.0%              (7.5)%           (3.0)%
             +100 .....................     (5.9)          4.6               (3.4)             0.9
             (100) ....................      4.9          (5.4)               0.7             (4.8)
             (200) ....................      8.8          (5.2)               2.1             (9.9)
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

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2001. This data differs from that in the gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. Our assets and liabilities that do not have a stated maturity date, such as certain deposits, are considered to be long term in nature and are reported in the "thereafter" column. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations and historically, the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various fixed-rate and variable-rate assets and liabilities presented are based on the actual rates that existed at December 31, 2001. The fair value of our financial instruments is determined as follows:

     o Fed funds and FHLB Stock equal their book values due to their short maturities.

     o Investment securities and mortgage-backed securities are based on the closing market price quotations from financial market monitoring firms.

     o Loans held for sale are based on bid quotations from financial market monitoring firms.

     o    Loans held for investment  takes into  consideration  discounted  cash
          flows  through  the  estimated   maturity  or  repricing  dates  using
          estimated market discount rates.

     o Demand deposits, money market and savings accounts are equal to their book values.

     o Time deposits and borrowings are based on the discounted value of contractual cash flows, which is estimated using wholesale borrowing rates offered for similar terms.

The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures. Although we have taken into consideration our historical prepayment trends to determine expected maturity categories, prepayment features are triggered by changes in the market rates of interest. Unexpected changes may increase the rate of prepayments above those anticipated. As such, the potential loss from such market rate changes may be significantly larger.

                                                           Expected Maturity Date at December 31, 2001 (1)
                                  --------------------------------------------------------------------------------------------------
                                                                                                                Total        Fair
(Dollars in Thousands)               2002        2003       2004         2005        2006      Thereafter      Balance       Value
------------------------------------------------------------------------------------------------------------------------------------
Investment securities ........... $  462,331  $   27,225  $  31,578   $   18,566    $ 11,655   $    7,528   $   558,883  $   558,868
   Average interest rate ........       3.78%       6.66%      3.77%        3.38%       3.76%        3.56%         3.90%
Loans held for sale (2) .........    499,024        --         --           --          --           --         499,024      497,776
   Average interest rate ........       6.47%       --  %      --  %        --  %       --  %        --  %         6.47%
Mortgage-backed securities
   available for sale ...........     32,802      23,352     16,710       11,971       8,627       25,519       118,981      118,981
   Average interest rate ........       5.25%       5.28%      5.31%        5.34%       5.38%        5.40%         5.31%
Loans held for investment:
   Loans secured by real estate:
     Residential:
      Adjustable ................  2,445,521   1,503,267   1,170,262     883,559     664,888    2,245,751     8,913,248    9,113,797
        Average interest rate ...       7.09%       7.09%       7.09%       7.10%       7.12%        7.13%         7.10%
      Fixed .....................     86,929      65,296      49,121      36,859      27,805       87,097       353,107      359,627
        Average interest rate ...       7.83%       7.82%       7.80%       7.79%       7.77%        7.77%         7.80%
     Other ......................     67,072      16,282      16,875      17,516      18,207       24,605       160,557      171,726
      Average interest rate .....       8.09%       8.07%       8.04%       7.98%       7.86%        7.73%         7.99%
   Non-mortgage:
     Commercial .................     10,086       2,865        --          --          --           --          12,951       13,547
      Average interest rate .....       7.22%       8.23%       --  %       --  %       --  %        --  %         7.44%
     Consumer ...................     10,980       7,547       5,059      50,959        --           --          74,545       76,313
      Average interest rate .....       7.66%       7.42%       7.21%       7.11%       --  %        --  %         7.23%
Interest bearing advances to
   joint ventures ...............      3,186        --          --          --          --           --           3,186        3,186
   Average interest rate ........      10.00%       --  %       --  %       --  %       --  %        --  %        10.00%
Designated forward sale contracts      4,332        --          --          --          --           --           4,332        4,332
MSR's and loan servicing ........
   portfolio (3) ................     12,320      10,823       9,298       7,888       6,648        9,918        56,895       58,880
------------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive assets . $3,634,583  $1,656,657  $1,298,903  $1,027,318    $737,830   $2,400,418   $10,755,709  $10,977,033
====================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking  $   48,067  $   39,287  $   32,112  $   26,246    $ 21,453   $   96,000   $   263,165  $   263,165
   Interest-bearing checking (4)      77,402      63,265      51,709      42,265      34,545      154,590       423,776      423,776
   Money market .................     19,862      16,235      13,269      10,846       8,865       39,670       108,747      108,747
   Regular passbook .............    389,231     318,139     260,032     212,537     173,718      777,391     2,131,048    2,131,048
------------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts .    534,562     436,926     357,122     291,894     238,581    1,067,651     2,926,736    2,926,736
      Average interest rate .....       1.92%       1.92%       1.92%       1.92%       1.92%        1.92%         1.92%
Certificates of deposit .........  5,124,186     377,027      44,233      17,685     129,699         --       5,692,830    5,700,465
   Average interest rate ........       4.57%       4.07%       4.25%       5.18%       4.75%        --  %         4.54%
Interest rate lock commitments ..        600        --          --          --          --           --             600          600
Undesignated loan forward sale
   contracts ....................        630        --          --          --          --           --             630          630
Borrowings ......................    727,228      72,834     201,600      29,750      61,300      430,000     1,522,712    1,483,749
   Average interest rate ........       2.37%       4.47%       4.35%       4.61%       4.74%        5.42%         3.73%
Capital securities ..............       --          --          --          --          --        120,000       120,000      123,840
   Average interest rate ........       --  %       --  %       --  %       --  %       --  %       10.00%        10.00%
------------------------------------------------------------------------------------------------------------------------------------
Total deposits, borrowings and
   capital securities ........... $6,387,206  $  886,787  $  602,955  $  339,329    $429,580   $1,617,651   $10,263,508  $10,236,020
====================================================================================================================================

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. We use a number of assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on our historical experience. Our average projected constant prepayment rate ("CPR") is 47.9% on our fixed-rate and 29.6% on our adjustable rate mortgage portfolio for interest-earning assets, excluding investment securities, which do not have prepayment features. For deposits, in accordance with standard industry practice and our own historical experience, we have applied "decay factors," used to estimate deposit runoff, of 20.0% per year. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.
(2) Included capitalized basis adjustment reflecting the change in fair value from date of interest rate lock commitment to date of origination.
(3) The estimated fair value included mortgage servicing rights acquired prior to January 1, 1996 when Downey began capitalizing the asset. (4) Included amounts swept into money market deposit accounts.

     For further information regarding the sensitivity of our mortgage servicing rights to changes in interest rates, see Note 11 of Notes to Consolidated Financial Statements on page 85.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                                             December 31,
                                             ------------------------------------------
                                               2001     2000     1999    1998    1997
---------------------------------------------------------------------------------------
Weighted average yield:
    Loans and mortgage-backed securities       7.15%    8.45%    7.67%   7.72%   7.95%
    Federal Home Loan Bank stock .......       5.31     5.52     5.60    5.44    5.88
    Investment securities ..............       3.54     6.45     6.12    5.40    5.63
---------------------------------------------------------------------------------------
      Interest-earning assets yield ....       6.98     8.36     7.62    7.65    7.87
---------------------------------------------------------------------------------------
Weighted average cost:
    Deposits ...........................       3.65     5.56     4.72    4.53    5.00
    Borrowings:
      Federal Home Loan Bank advances ..       3.73     6.26     5.77    5.47    6.11
      Other borrowings .................       7.88     8.12     7.88    8.69    6.15
---------------------------------------------------------------------------------------
          Total borrowings .............       3.73     6.26     5.99    5.51    6.12
    Capital securities .................      10.00    10.00    10.00    --      --
---------------------------------------------------------------------------------------
      Combined funds cost ..............       3.74     5.75     5.05    4.66    5.11
---------------------------------------------------------------------------------------
          Interest rate spread .........       3.24%    2.61%    2.57%   2.99%   2.76%
=======================================================================================

     The year-end weighted average yield on our loan portfolio decreased to 7.15% at December 31, 2001, from 8.45% at year-end 2000. The weighted average rate on new loans originated during 2001 was 6.18%, compared to 6.10% during 2000 and 5.92% during 1999. At December 31, 2001, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.0 billion with a weighted average rate of 7.11%, compared to $9.0 billion with a weighted average rate of 8.47% at December 31, 2000 and $7.3 billion with a weighted average rate of 7.52% at December 31, 1999.

PROBLEM LOANS AND REAL ESTATE

NON-PERFORMING ASSETS

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets totaled $93 million at December 31, 2001, compared to $55 million at December 31, 2000 and $39 million at December 31, 1999. The increase in our non-performing assets during 2001 was primarily attributed to a rise in residential non-performers, of which $12 million was in the subprime category and was likely due to the economic slowdown that began in 2001. Of the total, real estate acquired in settlement of loans, net of allowances, represented $15 million at December 31, 2001, up from $10 million at December 31, 2000 and $6 million at December 31, 1999. When measured as a percentage of total assets, our non-performing assets rose to 0.83% at year-end 2001, compared to 0.50% at year-end 2000 and 0.42% at year-end 1999.

     The following table summarizes our non-performing assets at the dates indicated.

                                                                             December 31,
                                                       -------------------------------------------------------
(Dollars in Thousands)                                    2001       2000       1999       1998       1997
--------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $43,210    $20,746    $15,590    $15,571    $20,816
    Residential one-to-four units - subprime ........    31,166     22,296     13,914      1,975       --
    Other ...........................................     2,668      1,708      3,477      4,829     20,883
--------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    77,044     44,750     32,981     22,375     41,699
Troubled debt restructure - below market rate (1) ...       203        206       --         --         --
Real estate acquired in settlement of loans .........    15,366      9,942      5,899      4,475      9,626
Repossessed automobiles .............................        19         76        314        569        795
--------------------------------------------------------------------------------------------------------------
   Total non-performing assets ......................   $92,632    $54,974    $39,194    $27,419    $52,120
==============================================================================================================
Allowance for loan losses:
    Amount ..........................................   $36,120    $34,452    $38,342    $31,517    $32,092
    As a percentage of non-performing loans .........     46.76%     76.63%    116.25%    140.86%     76.96%
Non-performing assets as a percentage of total assets      0.83       0.50       0.42       0.44       0.89
==============================================================================================================

(1)  Represented a single residential one-to-four unit loan.

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

     All but $19.8 million of our non-performing assets at December 31, 2001 were located in California, compared to $7.2 million outside of California a year ago.

     We evaluate the need for appraisals for non-performing assets on a periodic basis. We will generally obtain a new appraisal when we believe that there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing our loans. Our policy is to obtain new appraisals at least annually for major real estate acquired in settlement of loans. Throughout 2001, we obtained new appraisals for non-performing loans and real estate acquired in settlement of loans.

     Non-Accrual Loans. It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2001, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2001, non-accrual loans aggregating $20 million were less than 90 days delinquent relative to their contractual terms. Additional loans aggregating $1 million were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     Troubled Debt Restructurings. We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2001 we had less than $1 million of troubled debt restructurings on accrual status representing a single one-to-four unit residential loan.

     Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $15 million at December 31, 2001.

     Potential Problem Loan. We have a commercial real estate loan of $4 million secured by a shopping center in which the principal tenant closed its store several years ago, but continued paying rent pursuant to its lease obligation. The tenant mitigated its cost by sub-leasing its space. The principal tenant filed bankruptcy subsequent to year end which may adversely affect this loan in future periods.

DELINQUENT LOANS

     When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, we normally record a notice of default to commence foreclosure proceedings, so long as we have given any required prior notice to the borrower. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, we may then sell the property at a foreclosure sale. In general, if we have elected to pursue a non-judicial foreclosure, we are not permitted under applicable law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. At these foreclosure sales, we generally acquire title to the property.

     At December 31, 2001, loans delinquent 30 days or more as a percentage of total loans was 1.10%, up from 0.66% at year-end 2000 and 0.58% at year-end 1999. The increase primarily occurred in our residential one-to-four unit and non-mortgage commercial categories. As a percentage of its loan category, residential one-to-four units increased from 0.46% at year-end 2000 to 0.80% at year-end 2001, while subprime residential one-to-four units increased from 1.68% at year-end 2000 to 2.87% at year-end 2001. A higher incidence of delinquency is expected on these subprime loans as these borrowers have a history of delinquencies for which we charge higher interest rates to compensate for that risk. In addition, the loan-to-value ratio on these loans is generally lower thereby providing more equity protection against loss.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                                               December 31,
                                               ------------------------------------------------------------------------------
                                                                2001                                   2000
                                               ------------------------------------------------------------------------------
                                                 30-59    60-89       90+                30-59     60-89     90+
(Dollars in Thousands)                           Days     Days     Days (1)   Total      Days      Days   Days (1)   Total
-----------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $ 19,170  $ 12,797  $ 33,449  $ 65,416    $12,400  $ 8,611  $15,246  $36,257
      One-to-four units - subprime .........     13,159     9,104    20,958    43,221      7,300    7,658   14,427   29,385
      Five or more units ...................       --        --        --        --         --       --       --       --
    Commercial real estate .................       --        --        --        --         --       --       --       --
    Construction ...........................       --        --        --        --         --       --       --       --
    Land ...................................       --        --        --        --         --       --       --       --
-----------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............     32,329    21,901    54,407   108,637     19,700   16,269   29,673   65,642
Non-mortgage:
    Commercial .............................       --        --       1,163     1,163       --       --       --       --
    Automobile .............................        174        85        46       305        393       26      151      570
    Other consumer .........................        356        62       173       591         98       29      246      373
-----------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............   $ 32,859  $ 22,048  $ 55,789  $110,696    $20,191  $16,324  $30,070  $66,585
=============================================================================================================================
Delinquencies as a percentage of total loans       0.33%     0.22%     0.55%     1.10%      0.20%    0.16%    0.30%    0.66%
=============================================================================================================================
                                                                1999                                   1998
                                               ------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $  8,630  $  3,889  $ 12,793  $ 25,312    $ 9,841  $ 6,014  $12,832  $28,687
      One-to-four units - subprime .........      7,867     3,069     7,935    18,871        244      784      947    1,975
      Five or more units ...................       --        --        --        --         --       --        155      155
    Commercial real estate .................       --        --        --        --         --       --       --       --
    Construction ...........................       --        --        --        --         --       --       --       --
    Land ...................................       --        --        --        --         --       --       --       --
-----------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............     16,497     6,958    20,728    44,183     10,085    6,798   13,934   30,817
Non-mortgage:
    Commercial .............................       --        --        --        --         --       --       --       --
    Automobile .............................      4,758       674       717     6,149      4,650      888    1,048    6,586
    Other consumer .........................        679        42       114       835        334       45      344      723
-----------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............   $ 21,934  $  7,674  $ 21,559  $ 51,167    $15,069  $ 7,731  $15,326  $38,126
=============================================================================================================================
Delinquencies as a percentage of total loans       0.25%     0.09%     0.24%     0.58%      0.26%    0.13%    0.26%    0.65%
=============================================================================================================================
                                                                1997
                                               ---------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................   $ 12,099  $  4,101  $ 18,579  $ 34,779
      One-to-four units - subprime .........        185      --        --         185
      Five or more units ...................       --         222      --         222
    Commercial real estate .................       --        --         279       279
    Construction ...........................       --        --        --        --
    Land ...................................       --        --        --        --
--------------------------------------------------------------------------------------
      Total real estate loans ..............     12,284     4,323    18,858    35,465
Non-mortgage:
    Commercial .............................       --        --        --        --
    Automobile .............................      4,167       981       961     6,109
    Other consumer .........................        218        54       533       805
--------------------------------------------------------------------------------------
      Total delinquent loans ...............   $ 16,669  $  5,358  $ 20,352  $ 42,379
======================================================================================
Delinquencies as a percentage of total loans       0.31%     0.10%     0.38%     0.79%
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

     Our  Internal  Asset  Review  Department  conducts  independent  reviews to evaluate the risk and quality of all our assets. Our Internal Asset Review Committee is responsible for the review and classification of assets. The Internal Asset Review Committee members include the Chief Internal Asset Review Officer, Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Lending Officer, General Counsel and Director of Compliance/Risk Management. The Internal Asset Review Committee meets quarterly to review and to determine asset classifications and to recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the Internal Asset Review Committee. The Chief Internal Asset Review Officer reports quarterly to the Audit Committee of the Board of Directors regarding overall asset quality, the adequacy of valuation allowances on classified assets and our adherence to policies and procedures regarding asset classification and valuation.

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

     o Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

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

     Our provision for loan losses was $2.6 million in 2001, down $0.7 million from 2000. The provision for loan losses exceeded our net loan charge-offs by $1.7 million resulting in an increase in the allowance for loan losses to $36.1 million at December 31, 2001. The increase in the allowance reflected an increase of $0.8 million in general valuation allowances to $27.8 million. Allocated allowances increased by $1.8 million in our single-family portfolio and $0.2 million in our commercial non-mortgage portfolio, which was partially offset by a $1.0 million decrease in the commercial real estate mortgage portfolio. There was no change in the unallocated allowance of $2.8 million. During 2000, our provision for loan losses exceeded net loan charge-offs by $1.9 million and our allowance for loan losses declined by $3.9 million to $34.5 million at December 31, 2000. The decline in the allowance reflected a decrease of $3.6 million in general valuation allowances to $27.0 million primarily due to a reduction of $5.5 million associated with the sale of the indirect automobile finance subsidiary which more than offset an increase related to increases in residential one-to-four unit loans. Allocated allowance declined by $0.2 million of which $0.3 million was associated with the subsidiary sale. There was no change in the unallocated allowance.

     The following table is a summary of the activity in our allowance for loan losses during the years indicated.

(In Thousands)                      2001        2000        1999        1998        1997
-------------------------------------------------------------------------------------------
Balance at beginning of period   $ 34,452    $ 38,342    $ 31,517    $ 32,092    $ 30,094
Provision ....................      2,564       3,251      11,270       3,899       8,640
Charge-offs ..................     (1,348)     (1,749)     (5,535)     (7,372)     (7,773)
Recoveries ...................        452         419       1,090       2,898       1,131
Transfers (1) ................       --        (5,811)       --          --          --
-------------------------------------------------------------------------------------------
Balance at end of period .....   $ 36,120    $ 34,452    $ 38,342    $ 31,517    $ 32,092
===========================================================================================

(1)  Reduction in 2000 was due to the sale of subsidiary.

     Net loan charge-offs were $0.9 million in 2001, down from $1.3 million in 2000 and $4.4 million in 1999.

     The following table presents by category of loan gross charge-offs, gross recoveries and net charge-offs during the periods indicated.

(Dollars in Thousands)                                     2001        2000        1999        1998        1997
-----------------------------------------------------------------------------------------------------------------
GROSS LOAN CHARGE-OFFS
Loans secured by real estate:
      Residential:
        One-to-four units ...........................   $   530     $   352     $   393     $ 1,035     $ 2,389
        One-to-four units - subprime ................       344         383         187        --          --
        Five or more units ..........................      --          --          --            68        --
      Commercial real estate ........................      --          --          --          --          --
      Construction ..................................      --          --          --          --          --
      Land ..........................................      --          --          --          --          --
Non-mortgage:
      Commercial ....................................      --          --          --          --          --
      Automobile ....................................       197         832       4,795       6,118       5,109
      Other consumer ................................       277         182         160         151         275
-----------------------------------------------------------------------------------------------------------------
        Total gross loan charge-offs ................     1,348       1,749       5,535       7,372       7,773
-----------------------------------------------------------------------------------------------------------------
GROSS LOAN RECOVERIES
Loans secured by real estate:
      Residential:
        One-to-four units ...........................       267          19        --           125         224
        One-to-four units - subprime ................       166        --          --          --          --
        Five or more units ..........................      --          --          --          --          --
      Commercial real estate ........................         1         250         250       1,610         261
      Construction ..................................      --          --          --          --          --
      Land ..........................................      --          --          --          --          --
Non-mortgage:
      Commercial ....................................      --          --          --          --          --
      Automobile ....................................         4         136         831       1,159         641
      Other consumer ................................        14          14           9           4           5
-----------------------------------------------------------------------------------------------------------------
        Total gross loan recoveries .................       452         419       1,090       2,898       1,131
-----------------------------------------------------------------------------------------------------------------
NET LOAN CHARGE-OFFS
Loans secured by real estate:
      Residential:
        One-to-four units ...........................       263         333         393         910       2,165
        One-to-four units - subprime ................       178         383         187        --          --
        Five or more units ..........................      --          --          --            68        --
      Commercial real estate ........................        (1)       (250)       (250)     (1,610)       (261)
      Construction ..................................      --          --          --          --          --
      Land ..........................................      --          --          --          --          --
Non-mortgage:
      Commercial ....................................      --          --          --          --          --
      Automobile ....................................       193         696       3,964       4,959       4,468
      Other consumer ................................       263         168         151         147         270
-----------------------------------------------------------------------------------------------------------------
        Total net loan charge-offs ..................   $   896     $ 1,330     $ 4,445     $ 4,474     $ 6,642
=================================================================================================================
Net loan charge-offs as a percentage of average loans      0.01%       0.01%       0.06%       0.08%       0.13%
=================================================================================================================

     The allocation of the allowance for loan losses at the dates indicated is as shown in the following table.

                                                                           December 31,
                                -------------------------------------------------------------------------------------------------
                                               2001                            2000                            1999
                                -------------------------------------------------------------------------------------------------
                                              Gross   Allowance               Gross   Allowance               Gross     Allowance
                                              Loan    Percentage              Loan    Percentage              Loan     Percentage
                                            Portfolio  to Loan              Portfolio  to Loan              Portfolio   to Loan
(Dollars in Thousands)           Allowance   Balance   Balance   Allowance   Balance   Balance   Allowance   Balance    Balance
---------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .......... $19,033  $7,699,061   0.25%     $15,254  $7,655,238   0.20%     $12,913  $6,155,399    0.21%
     One-to-four units - subprime   9,633   1,506,719   0.64       10,157   1,743,914   0.58        9,876   1,639,401    0.60
     Five or more units .........      84      11,179   0.75          146      19,460   0.75          184      21,055    0.87
   Commercial real estate .......   1,848     112,509   1.64        2,935     164,604   1.78        2,439     148,327    1.64
   Construction .................   1,005      84,942   1.18        1,390     118,165   1.18        2,075     176,487    1.18
   Land .........................     274      22,028   1.24          332      26,880   1.24          843      67,631    1.25
Non-mortgage:
   Commercial ...................     573      22,017   2.60          442      21,721   2.03          334      26,667    1.25
   Automobile (1) ...............     277      24,529   1.13          269      39,614   0.68        6,259     399,789    1.57
   Other consumer ...............     593      50,908   1.16          727      60,653   1.20          619      49,344    1.25
Not specifically allocated ......   2,800        --     --          2,800        --     --          2,800        --      --
---------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
        investment .............. $36,120  $9,533,892   0.38%     $34,452  $9,850,249   0.35%     $38,342  $8,684,100    0.44%
=================================================================================================================================
                                               1998                           1997
                                --------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units .......... $11,244  $4,047,182   0.28%     $13,396  $4,358,475   0.31%
     One-to-four units - subprime   3,055     588,951   0.52        1,256     249,070   0.50
     Five or more units .........     401      40,029   1.00          314      38,278   0.82
   Commercial real estate .......   2,632     140,790   1.87        4,112     202,425   2.03
   Construction .................   1,508     127,761   1.18          847      70,865   1.20
   Land .........................     568      44,859   1.27          331      25,687   1.29
Non-mortgage:
   Commercial ...................     218      28,293   0.77          196      26,024   0.75
   Automobile ...................   8,344     357,988   2.33        8,016     342,326   2.34
   Other consumer ...............     747      41,894   1.78          824      47,735   1.73
Not specifically allocated ......   2,800        --     --          2,800        --     --
----------------------------------------------------------------------------------------------
     Total loans held for
        investment .............. $31,517  $5,417,747   0.58%     $32,092  $5,360,885   0.60%
==============================================================================================

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

     In determining impairment, we consider large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan. We include impairment losses in the allowance for loan losses through a charge to provision for loan losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for loan losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. At December 31, 2001, the recorded investment in loans for which we have recognized impairment totaled $13 million, down from $14 million at December 31, 2000. The total allowance for losses related to these loans was $1 million for both

December 31, 2001 and 2000. During 2001, the total interest recognized on the impaired portfolio was $1.7 million, compared to $2.9 million in 2000. For further information regarding impaired loans, see Note 6 of the Notes to Consolidated Financial Statements on page 77.

     The following table is a summary of the activity in our allowance for loan losses associated with impaired loans during the years indicated.

(In Thousands)                      2001       2000      1999       1998       1997
-------------------------------------------------------------------------------------
Balance at beginning of period   $   800    $   797   $   810    $ 1,301    $ 4,402
Provision (reduction) ........       (41)         3       (13)      (491)    (3,101)
Charge-offs ..................      --         --        --         --         --
Recoveries ...................      --         --        --         --         --
-------------------------------------------------------------------------------------
Balance at end of period .....   $   759    $   800   $   797    $   810    $ 1,301
=====================================================================================

     In addition to losses charged against the allowance for loan losses, we have maintained a valuation allowance for losses on real estate and joint ventures held for investment. The provision reductions in all years were, in general, due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood shopping center investments and to a reduction in the investment in certain joint venture investments.

     The following table is a summary of the activity in our allowance for real estate and joint ventures held for investment during the years indicated.

(In Thousands)                      2001        2000       1999         1998       1997
------------------------------------------------------------------------------------------
Balance at beginning of period   $  2,997    $  2,131   $  7,717    $ 21,244    $ 30,071
Provision (reduction) ........       (307)        866     (3,666)     (5,296)     (3,190)
Charge-offs ..................       --          --       (1,920)     (8,231)     (5,637)
Recoveries ...................       --          --         --          --          --
------------------------------------------------------------------------------------------
Balance at end of period .....   $  2,690    $  2,997   $  2,131    $  7,717    $ 21,244
==========================================================================================

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

     The following table is a summary of the activity of our allowance for real estate acquired in settlement of loans during the years indicated.

(In Thousands)                     2001       2000       1999       1998       1997
---------------------------------------------------------------------------------------
Balance at beginning of period   $  --      $  --      $   533    $   839    $ 1,078
Provision (reduction) ........       517        412        (45)       455      1,107
Charge-offs ..................      (583)      (442)      (488)      (761)    (1,346)
Recoveries ...................        66         30       --         --         --
---------------------------------------------------------------------------------------
Balance at end of period .....   $  --      $  --      $  --      $   533    $   839
=======================================================================================

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

     Our primary sources of funds generated during 2001 were from:

     o    principal   repayments--including   prepayments,   but  excluding  our
          refinances  of  our  existing  loans--on  loans  and   mortgage-backed
          securities of $2.9 billion;

     o    a net deposit inflow of $537 million; and

     o maturities and sales of U.S. Treasury securities, agency obligations and other investment securities available for sale of $492 million.

     We used these funds for the following purposes:

     o to originate and purchase loans held for investment, excluding our refinances of our existing loans, of $2.5 billion;

     o to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $584 million;

     o    to paydown our borrowings by $456 million;

     o    to increase our loans held for sale a net $247 million; and

     o to purchase mortgage-backed securities available for sale of $116 million.

     Our principal source of liquidity is our ability to utilize, as needed, borrowings. Our primary source of borrowings is the FHLB. At December 31, 2001, our FHLB borrowings totaled $1.5 billion, representing 13.7% of assets. We currently are approved by the FHLB to borrow up to 40% of assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year end, to borrow an additional $2.9 billion. To the extent 2002 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we will utilize our FHLB borrowing arrangement or possibly other sources. At December 31, 2001, we had commitments to borrowers for short-term rate locks of $683 million, undisbursed loan funds and unused lines and letters of credit of $137 million, and other contingent liabilities of $2 million. We believe our current sources of funds will enable us to meet these obligations while maintaining our liquidity at appropriate levels.

     Another measure of liquidity in the savings and loan industry is the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. At December 31, 2001 and 2000, the Bank's ratio was 4.3%, compared to 4.2% at December 31, 1999.

     Downey currently has liquid assets, including due from Bank--interest bearing balances, of $22 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

     Stockholders' equity totaled $734 million at December 31, 2001, up from $625 million at December 31, 2000 and $532 million at December 31, 1999.

REGULATORY CAPITAL COMPLIANCE

     Our core and tangible capital ratios were 7.10% and our risk-based capital ratio was 14.53% at December 31, 2001. These levels are up slightly from comparable ratios of 6.42% for core and tangible capital and 12.94% for risk-based capital at December 31, 2000, and continue to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation. During 2001, the net investment in our real estate subsidiary increased by $17 million due primarily to the settlement of litigation with former joint venture partners wherein we became the sole owner of two shopping centers. This increase reduces regulatory capital until we decide to sell the shopping centers.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of December 31, 2001.

                                                         Tangible Capital         Core Capital         Risk-Based Capital
                                                       ---------------------   ---------------------   ---------------------
(Dollars in Thousands)                                    Amount    Ratio        Amount   Ratio         Amount     Ratio
----------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .................................   $ 827,381             $ 827,381               $ 827,381
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate ..     (34,712)              (34,712)                (34,712)
    Goodwill .........................................      (3,150)               (3,150)                 (3,150)
    Non-permitted mortgage servicing rights ..........      (5,689)               (5,689)                 (5,689)
   Additions:
    Unrealized losses on securities available for sale         239                   239                     239
    General loss allowance - investment in DSL
       Service Company ...............................         198                   198                     198
    Allowance for loan losses,
      net of specific allowances (1) .................        --                    --                    35,608
----------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................     784,267  7.10%        784,267  7.10%          819,875   14.53%
Well capitalized requirement .........................     165,772  1.50 (2)     552,574  5.00           564,119   10.00 (3)
----------------------------------------------------------------------------------------------------------------------------
Excess ...............................................   $ 618,495  5.60%      $ 231,693  2.10%        $ 255,756    4.53%
============================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.90%.

NEWLY ADOPTED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards No. 133. On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 required the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities on the balance sheet.
Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. At the time of adoption, Downey designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. With the implementation of SFAS 133, Downey recorded transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet as an increase of $62,000 to net gains on sales of loans and mortgage-backed securities and a reduction of $388,000 in other comprehensive income. All of the other comprehensive income transition amount was reclassified into earnings during the first quarter of 2001.

     Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. Those methods are consistent with the Downey's approach to managing risk.

     Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions.

CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards No. 141. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited. It is not anticipated that the financial impact of this Statement will have a material effect on Downey.

     Statement of Financial Accounting Standards No. 142. SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. For 2001, our amortization of excess of cost over fair value of net assets acquired was $0.5 million and as of December 31, 2001, goodwill amounted to $3.2 million. Our intangible assets and goodwill are related to branch acquisitions and not within the scope of SFAS
142. We recognized an unidentified intangible asset or goodwill because the fair value of the liabilities assumed exceeded the fair value of the assets acquired. According to the provisions of SFAS 142, we will continue to amortize the remaining $3.2 million of goodwill. However, this may change as the Financial Accounting Standards Board is currently reconsidering the exclusion of amortization of goodwill related to branch acquisitions and is expected to issue a final Statement in the fourth quarter of 2002.

     Statement of Financial Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this Statement will have a material effect on Downey.

     Statement of Financial Accounting Standards No. 144. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. It is not anticipated that the financial impact of this Statement will have a material effect on Downey.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

         Independent Auditors' Report....................................    62
         Consolidated Balance Sheets.....................................    63
         Consolidated Statements of Income...............................    64
         Consolidated Statements of Comprehensive Income.................    65
         Consolidated Statements of Stockholders' Equity.................    65
         Consolidated Statements of Cash Flows...........................    66
         Notes to Consolidated Financial Statements......................    68

KPMG
  355 South Grand Avenue
  Los Angeles, CA 90071












INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Downey's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                 /s/  KPMG LLP



Los Angeles, California
January 17, 2002

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                                            December 31,
                                                                                  ------------------------------
(Dollars in Thousands, Except Per Share Data)                                           2001            2000
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................   $    106,079    $    108,202
Federal funds .................................................................         37,001          19,601
----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .................................................        143,080         127,803
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value .........................................        402,355         305,615
Municipal securities held to maturity, at amortized cost (estimated fair value
    of $6,373 at December 31, 2001 and $6,534 at December 31, 2000) ...........          6,388           6,550
Loans held for sale, at lower of cost or fair value ...........................        499,024         251,572
Mortgage-backed securities available for sale, at fair value ..................        118,981          10,203
Loans receivable held for investment ..........................................      9,514,408       9,822,578
Investments in real estate and joint ventures .................................         38,185          17,641
Real estate acquired in settlement of loans ...................................         15,366           9,942
Premises and equipment ........................................................        111,762         104,178
Federal Home Loan Bank stock, at cost .........................................        113,139         106,356
Mortgage servicing rights, net ................................................         56,895          40,731
Other assets ..................................................................         85,447          90,694
----------------------------------------------------------------------------------------------------------------
                                                                                  $ 11,105,030    $ 10,893,863
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................   $  8,619,566    $  8,082,689
Federal Home Loan Bank advances ...............................................      1,522,705       1,978,348
Other borrowings ..............................................................              7             224
Accounts payable and accrued liabilities ......................................         67,431          54,236
Deferred income taxes .........................................................         41,425          33,730
----------------------------------------------------------------------------------------------------------------
    Total liabilities .........................................................     10,251,134      10,149,227
----------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ....................................................        120,000         120,000
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ..........................................................           --              --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,213,048 shares at December 31, 2001 and 28,205,741
    shares at December 31, 2000 ...............................................            282             282
Additional paid-in capital ....................................................         93,400          93,239
Accumulated other comprehensive income (loss) .................................           (239)            687
Retained earnings .............................................................        640,453         530,428
----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ................................................        733,896         624,636
----------------------------------------------------------------------------------------------------------------
                                                                                  $ 11,105,030    $ 10,893,863
================================================================================================================


See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                                        Years Ended December 31,
                                                                           ----------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                     2001            2000            1999
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans receivable ........................................................   $    782,784    $    760,538    $    519,006
U.S. Treasury securities and agency obligations .........................         15,392          13,387           8,025
Mortgage-backed securities ..............................................            726           1,060           1,638
Other investments .......................................................          9,479           9,375           5,082
-------------------------------------------------------------------------------------------------------------------------
    Total interest income ...............................................        808,381         784,360         533,751
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits ................................................................        424,855         379,303         256,764
Borrowings ..............................................................         65,793         130,419          64,161
Capital securities ......................................................         12,163          12,163           5,348
-------------------------------------------------------------------------------------------------------------------------
    Total interest expense ..............................................        502,811         521,885         326,273
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME .....................................................        305,570         262,475         207,478
PROVISION FOR LOAN LOSSES ...............................................          2,564           3,251          11,270
-------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses .................        303,006         259,224         196,208
-------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET
Loan and deposit related fees ...........................................         50,486          30,089          20,097
Real estate and joint ventures held for investment, net:
    Operations, net .....................................................          3,449           6,683          10,430
    Net gains on sales of wholly owned real estate ......................            129           2,981           5,206
    (Provision for) reduction of losses on real estate and joint ventures            307            (866)          3,666
Secondary marketing activities:
    Loan servicing income (loss), net ...................................        (11,373)         (3,628)          1,672
    Net gains on sales of loans and mortgage-backed securities ..........         22,432           3,297          14,806
    Net gains on sales of mortgage servicing rights .....................            934            --              --
Net gains (losses) on sales of investment securities ....................            329            (106)            288
Gain on sale of subsidiary ..............................................           --             9,762            --
Other ...................................................................          1,843           2,342           3,113
-------------------------------------------------------------------------------------------------------------------------
    Total other income, net .............................................         68,536          50,554          59,278
-------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE
Salaries and related costs ..............................................         99,935          82,522          86,163
Premises and equipment costs ............................................         26,016          23,220          20,617
Advertising expense .....................................................          4,410           4,786           8,595
Professional fees .......................................................          5,452           3,319           2,502
SAIF insurance premiums and regulatory assessments ......................          3,051           2,626           3,937
Other general and administrative expense ................................         23,632          19,716          22,568
-------------------------------------------------------------------------------------------------------------------------
    Total general and administrative expense ............................        162,496         136,189         144,382
-------------------------------------------------------------------------------------------------------------------------
Net operation of real estate acquired in settlement of loans ............            239             818              19
Amortization of excess of cost over fair value of net assets acquired ...            457             462             474
-------------------------------------------------------------------------------------------------------------------------
    Total operating expense .............................................        163,192         137,469         144,875
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..............................................        208,350         172,309         110,611
Income taxes ............................................................         88,169          73,058          46,807
-------------------------------------------------------------------------------------------------------------------------
    NET INCOME ..........................................................   $    120,181    $     99,251    $     63,804
=========================================================================================================================
PER SHARE INFORMATION
BASIC ...................................................................   $       4.26    $       3.52    $       2.27
=========================================================================================================================
DILUTED .................................................................   $       4.25    $       3.51    $       2.26
=========================================================================================================================
CASH DIVIDENDS DECLARED AND PAID ........................................   $       0.36    $       0.36    $       0.35
=========================================================================================================================
Weighted average diluted shares outstanding .............................     28,271,103      28,225,551      28,175,537
=========================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                                      Years Ended December 31,
                                                                               -------------------------------------
(In Thousands)                                                                    2001         2000        1999
--------------------------------------------------------------------------------------------------------------------
NET INCOME .................................................................   $ 120,181    $  99,251   $  63,804
--------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS)
Unrealized gains (losses) on securities available for sale:
    U.S. Treasury securities, agency obligations and other investment
       securities available for sale, at fair value ........................         705        2,032      (1,874)
    Mortgage-backed securities available for sale, at fair value ...........        (714)         173        (281)
    Less reclassification of realized (gains) losses included in net income         (190)          50        (166)
Unrealized losses on cash flow hedges:
    Net derivative instruments .............................................      (5,981)        --          --
    Less reclassification of realized losses included in net income ........       5,254         --          --
--------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of income taxes (benefits) ....        (926)       2,255      (2,321)
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .......................................................   $ 119,255    $ 101,506   $  61,483
====================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                Accumulated
                                                                  Additional      Other
                                                        Common     Paid-in     Comprehensive   Retained
(Dollars in Thousands, Except Per Share Data)            Stock     Capital     Income (Loss)   Earnings      Total
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 ....................   $     281   $  92,166     $     753      $ 387,366    $ 480,566
Cash dividends, $0.35 per share ..................        --          --            --           (9,850)      (9,850)
Exercise of stock options ........................        --           219          --             --            219
Unrealized losses on securities available for sale        --          --          (2,321)          --         (2,321)
Net income .......................................        --          --            --           63,804       63,804
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999 ....................         281      92,385        (1,568)       441,320      532,418
Cash dividends, $0.36 per share ..................        --          --            --          (10,143)     (10,143)
Exercise of stock options ........................           1         854          --             --            855
Unrealized gains on securities available for sale         --          --           2,255           --          2,255
Net income .......................................        --          --            --           99,251       99,251
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000 ....................         282      93,239           687        530,428      624,636
Cash dividends, $0.36 per share ..................        --          --            --          (10,156)     (10,156)
Exercise of stock options ........................        --           161          --             --            161
Unrealized losses on securities available for sale        --          --            (199)          --           (199)
Unrealized losses on cash flow hedges ............        --          --            (727)          --           (727)
Net income .......................................        --          --            --          120,181      120,181
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001 ....................   $     282   $  93,400     $    (239)     $ 640,453    $ 733,896
======================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               Years Ended December 31,
                                                                                       ----------------------------------------
(In Thousands)                                                                             2001          2000          1999
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................................  $   120,181   $    99,251  $     63,804
Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization .................................................       49,009        32,957        22,427
     Provision for losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures, mortgage servicing rights
       and other assets ............................................................       13,366        10,605         7,389
     Net gains on sales of loans and mortgage-backed securities, mortgage
       servicing rights, investment securities, real estate and other assets .......      (26,019)      (10,111)      (27,086)
     Gain on sale of subsidiary ....................................................         --          (9,762)         --
     Net change in interest capitalized on loans (negative amortization) ...........      (31,576)      (72,641)      (29,429)
     Federal Home Loan Bank stock dividends ........................................       (6,783)       (7,522)       (2,941)
Loans originated for sale ..........................................................   (4,823,938)   (1,729,220)   (2,042,274)
Proceeds from sales of loans held for sale, including those sold
     via mortgage-backed securities ................................................    4,539,068     1,550,440     2,321,636
(Increase) decrease in other, net ..................................................       18,509       (33,238)      (12,578)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ...............................     (148,183)     (169,241)      300,948
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of:
     Subsidiary, net ...............................................................         --         379,234          --
     U.S. Treasury securities, agency obligations and other
       investment securities available for sale ....................................       29,139        29,645        67,195
     Loans held for investment .....................................................         --          99,751        50,856
     Wholly owned real estate and real estate acquired in settlement
       of loans ....................................................................       11,141        38,707        25,863
     Federal Home Loan Bank stock ..................................................         --          17,516          --
Proceeds from maturities of U.S. Treasury securities, agency obligations
     and other investment securities available for sale ............................      462,545        22,000          --
Purchase of:
     U.S. Treasury securities, agency obligations and other investment
       securities available for sale ...............................................     (584,244)     (181,905)     (126,403)
     Mortgage-backed securities available for sale .................................     (115,597)         --            --
     Loans receivable held for investment ..........................................      (94,980)      (18,828)      (49,669)
     Premises and equipment ........................................................      (25,548)       (8,984)      (17,743)
     Federal Home Loan Bank stock ..................................................         --         (13,958)      (50,021)
Originations of loans receivable held for investment (net of refinances of
     $794,823 at December 31, 2001, $165,148 at
     December 31, 2000 and $145,316 at December 31, 1999) ..........................   (2,505,098)   (3,317,104)   (4,938,395)
Principal payments on loans receivable held for investment and
     mortgage-backed securities available for sale .................................    2,926,863     1,823,685     1,688,205
Net change in undisbursed loan funds ...............................................       (9,930)      (59,588)       38,154
Investments in real estate held for investment .....................................       (5,860)       (1,356)      (10,712)
Other, net .........................................................................        4,007           650         3,088
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ...............................       92,438    (1,190,535)   (3,319,582)
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                            Years Ended December 31,
                                                                                  ------------------------------------------
(In Thousands)                                                                         2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ......................................................   $   536,877    $ 1,519,928    $ 1,523,028
Proceeds from Federal Home Loan Bank advances .................................     3,914,900      6,059,445      7,166,737
Repayments of Federal Home Loan Bank advances .................................    (4,370,543)    (6,203,504)    (5,739,342)
Net decrease in other borrowings ..............................................          (217)          (149)        (8,335)
Proceeds from issuance of capital securities, net .............................          --             --          115,063
Proceeds from exercise of stock options .......................................           161            855            219
Cash dividends ................................................................       (10,156)       (10,143)        (9,850)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities .....................................        71,022      1,366,432      3,047,520
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents .....................................        15,277          6,656         28,886
Cash and cash equivalents at beginning of period ..............................       127,803        121,147         92,261
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $   143,080    $   127,803    $   121,147
============================================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest .................................................................   $   512,657    $   511,943    $   325,769
     Income taxes .............................................................        77,995         73,744         22,064
Supplemental disclosure of non-cash investing:
    Loans transferred to held for investment from held for sale ...............         7,454         42,054         13,184
    Loans transferred from held for investment to held for sale ...............          --           97,047         55,754
    Loans transferred from held for investment to wholly owned real estate ....        15,688           --             --
    Loans exchanged for mortgage-backed securities ............................     3,816,171        970,319      1,387,364
    Real estate acquired in settlement of loans ...............................        25,743         18,389         11,263
    Loans to facilitate the sale of real estate acquired in settlement of loans        10,063          6,896          6,501
============================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

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

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the results of operations for the reporting periods. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for losses on loans, real estate and mortgage servicing rights ("MSRs"). Management believes that the allowances established for losses on loans, real estate and MSRs are adequate. While management uses available information to recognize losses on loans, real estate and MSRs, future changes to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey's allowances for losses on loans, real estate and MSRs. Such agencies may require Downey to recognize changes to the allowances based on their judgments about information available to them at the time of their examination.

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

     NEWLY ADOPTED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards No. 133. On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 required the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities on the balance sheet. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. At the time of adoption, Downey designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. With the implementation of SFAS 133, Downey recorded transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet as an increase of

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     $62,000 to net gains on sales of loans and mortgage-backed securities and a reduction of $388,000 in other comprehensive income. All of the other comprehensive income transition amount was reclassified into earnings during the first quarter of 2001.

     Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. Those methods are consistent with the Downey's approach to managing risk.

     Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions.

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

     Held for Trading. Securities held for trading are carried at fair value. Realized and unrealized gains and losses are reflected in earnings.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     DERIVATIVES AND HEDGES

     Derivative financial instruments are recorded at fair value and reported as either assets or liabilities on the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings or other comprehensive income, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Derivative instruments designated in a hedge relationship to mitigate exposure to the variability in fair values or expected future cash flows are considered fair value hedges or cash flow hedges, respectively. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge.

     LOANS HELD FOR SALE

     Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or fair value. Effective with the adoption of SFAS 133, the carrying amount includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of commitment to the date of funding. In response to unforeseen events such as changes in regulatory capital requirements, liquidity shortfalls, changes in the availability of sources of funds and excess loan demand by borrowers that could not be controlled immediately by loan price changes, Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred at amortized cost and the lower of cost or market method is then applied.

     GAINS OR LOSSES ON SALES OF LOANS AND MORTGAGE SERVICING ASSETS

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey capitalizes MSRs acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income (loss).

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

     The Company capitalizes and measures MSR impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%), and loan term for adjustable rate mortgages. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss).

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at an amount management deems adequate to cover inherent losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific major loans (loans over $5 million), management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Downey reviews all loans under $5 million by analyzing their performance and composition of their collateral as a whole, because of the relatively homogeneous nature of the portfolios. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to loans with no well-defined deficiency or weakness and are determined by applying against such loans factors for each major loan category that consider past loss experience and loan duration. Allocated allowances relate to loans with well-defined deficiencies or weaknesses and are generally determined by loss factors that consider past loss experience for such loans or are determined by the excess of the recorded investment in the loan over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other factors such as prevailing and forecasted economic conditions.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     Real estate acquired through foreclosure is initially recorded at fair value (net of an allowance for estimated selling costs) on the date of foreclosure and a writedown is recorded. A valuation allowance is established for any subsequent declines in fair value. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     CURRENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 141. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited. It is not anticipated that the financial impact of this Statement will have a material effect on Downey.

     Statement of Financial Accounting Standards No. 142. SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. For 2001, the amortization of excess of cost over fair value of net assets acquired was $0.5 million and as of December 31, 2001, goodwill amounted to $3.2 million. Downey's intangible assets and goodwill are related to branch acquisitions and not within the scope of SFAS 142. An unidentified intangible asset or goodwill was recognized because the fair value of the liabilities assumed exceeded the fair value of the assets acquired. According to the provisions of SFAS 142, this type of goodwill will continue to be amortized. However, this may change as the Financial Accounting Standards Board is currently reconsidering the exclusion of amortization of goodwill related to branch acquisitions and is expected to issue a final Statement in the fourth quarter of 2002.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Statement of Financial Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this Statement will have a material effect on Downey.

     Statement of Financial Accounting Standards No. 144. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. It is not anticipated that the financial impact of this Statement will have a material effect on Downey.

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

     The Butterfield Assistance Agreement provides broad authority to the FDIC to conduct audits. A compliance audit was completed by the FDIC for the period July 1, 1993 to June 30, 1996. A final post termination audit of the Butterfield Assistance Agreement by the FDIC remains to be completed at the FDIC's option.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(3)  U.S.  TREASURY   SECURITIES,   AGENCY   OBLIGATIONS  AND  OTHER  INVESTMENT
     SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

                                                           Gross         Gross       Estimated
                                          Amortized     Unrealized    Unrealized       Fair
     (In Thousands)                          Cost          Gains        Losses         Value
     -------------------------------------------------------------------------------------------
     U.S. Treasury and agency securities   $355,947     $  1,214       $    251       $356,910
     Corporate securities ..............     44,259        1,203             17         45,445
     -------------------------------------------------------------------------------------------
     December 31, 2001 .................   $400,206     $  2,417       $    268       $402,355
     ===========================================================================================
     U.S. Treasury and agency securities   $283,132     $  1,069       $     99       $284,102
     Corporate securities ..............     21,212          301           --           21,513
     -------------------------------------------------------------------------------------------
     December 31, 2000 .................   $304,344     $  1,370       $     99       $305,615
     ===========================================================================================

     At December 31, 2001, $356 million in amortized cost and $357 million in estimated fair value of these investment securities contain call provisions. The call dates range from January 4, 2002 to November 15, 2002.

     The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale at December 31, 2001, by contractual maturity, are shown below.


                                                Amortized        Fair
     (In Thousands)                               Cost          Value
     -------------------------------------------------------------------
     Due in one year or less .............      $ 18,003      $ 18,220
     Due after one year through five years       301,256       303,099
     Due after five years ................        80,947        81,036
     -------------------------------------------------------------------
        Total ............................      $400,206      $402,355
     ===================================================================

     Proceeds, gross realized gains and losses on the sales of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

     (In Thousands)              2001          2000          1999
     ----------------------------------------------------------------
     Proceeds ............      $29,139       $29,645       $67,195
     ================================================================
     Gross realized gains       $   329       $     4       $   288
     ================================================================
     Gross realized losses      $   --        $   110       $   --
     ================================================================

     Net unrealized gains on investment securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $2.1 million, or $1.2 million net of income taxes, at December 31, 2001, compared to net unrealized gains of $1.3 million, or $0.7 million net of income taxes, at December 31, 2000.

(4) LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER INVESTMENT SECURITIES HELD TO MATURITY

     LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS

     There were no outstanding loans or mortgage-backed securities purchased under resale agreements at December 31, 2001 or 2000. The average interest rate and balance of such transactions was 4.35% and

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     $34 million, respectively, during 2001 and 6.70% and $3 million, respectively, during 2000. The maximum amount outstanding at any month-end was $60 million during 2001. There was no amount outstanding at any month-end during 2000.

     MUNICIPAL SECURITIES HELD TO MATURITY

     The amortized cost and estimated fair value of municipal securities held to maturity are summarized as follows:

                                             Gross         Gross       Estimated
                             Amortized     Unrealized    Unrealized       Fair
     (In Thousands)            Cost          Gains        Losses         Value
     ---------------------------------------------------------------------------
     December 31, 2001         $6,388       $    --      $   15         $6,373
     ===========================================================================
     December 31, 2000         $6,550       $    --      $   16         $6,534
     ===========================================================================

     All of the investment at December 31, 2001 and 2000 represents an industrial revenue bond on which the interest income is not subject to federal income taxes and matures in 2015.

(5)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of the mortgage-backed securities available for sale are summarized as follows:

                                                Gross         Gross       Estimated
                                Amortized     Unrealized    Unrealized       Fair
     (In Thousands)                Cost          Gains        Losses         Value
     -------------------------------------------------------------------------------
     December 31, 2001:
       Agency certificates ...   $ 17,805     $   --       $    387       $ 17,418
       Non-agency certificates    102,480           15          932        101,563
     -------------------------------------------------------------------------------
          Total ..............   $120,285     $     15     $  1,319       $118,981
     ===============================================================================
     December 31, 2000:
       Agency certificates ...   $  4,182     $   --       $     29       $  4,153
       Non-agency certificates      6,086            6           42          6,050
     -------------------------------------------------------------------------------
          Total ..............   $ 10,268     $      6     $     71       $ 10,203
     ===============================================================================

     Net unrealized losses on mortgage-backed securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $1.3 million, or $0.8 million net of income taxes, at December 31, 2001. At December 31, 2000, net unrealized losses were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $65,000, or $37,000 net of income taxes.

     Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

     (In Thousands)                              2001       2000         1999
     ---------------------------------------------------------------------------
     Proceeds ............                   $3,798,775   $963,712   $1,386,151
     ===========================================================================
     Gross realized gains                    $   24,507   $  4,788   $   14,017
     ===========================================================================
     Gross realized losses                   $    5,030   $  5,690   $    2,504
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(6)  LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                  December 31,
                                                          ----------------------------
     (In Thousands)                                            2001          2000
     ---------------------------------------------------------------------------------
     Held for investment:
        Loans secured by real estate:
           Residential:
             One-to-four units ........................   $ 7,699,061    $ 7,655,238
             One-to-four units - subprime .............     1,506,719      1,743,914
             Five or more units .......................        11,179         19,460
           Commercial real estate .....................       112,509        164,604
           Construction ...............................        84,942        118,165
           Land .......................................        22,028         26,880
        Non-mortgage:
           Commercial .................................        22,017         21,721
           Automobile .................................        24,529         39,614
           Other consumer .............................        50,908         60,653
     ---------------------------------------------------------------------------------
             Total loans receivable held for investment     9,533,892      9,850,249
        Increase (decrease) for:
           Undisbursed loan funds .....................       (61,280)       (72,328)
           Net deferred costs and premiums ............        77,916         79,109
           Allowance for losses .......................       (36,120)       (34,452)
     ---------------------------------------------------------------------------------
             Total loans held for investment, net .....   $ 9,514,408    $ 9,822,578
     =================================================================================
     Held for sale:
        Loans secured by real estate:
           Residential one-to-four units ..............   $   509,317    $   251,014
           Residential one-to-four units - subprime ...            33            558
           Capitalized basis adjustment (1) ...........       (10,326)          --
     ---------------------------------------------------------------------------------
             Total loans held for sale, net ...........   $   499,024    $   251,572
     =================================================================================

    (1) Reflected the change in fair value from date of interest rate lock commitment to date of origination.

     Over 94% of the real estate securing Downey's loans is located in California.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     A summary of activity in the allowance for loan losses for loans receivable held for investment during 2001, 2000 and 1999 follows:

                                                                                          Not
                                      Real                                 Other     Specifically
     (In Thousands)                  Estate    Commercial   Automobile    Consumer    Allocated     Total
     -------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998   $ 19,408    $    218   $  8,344    $    747      $  2,800     $ 31,517
     Provision for loan losses ..      9,252         116      1,879          23          --         11,270
     Charge-offs ................       (580)       --       (4,795)       (160)         --         (5,535)
     Recoveries .................        250        --          831           9          --          1,090
     -------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999     28,330         334      6,259         619         2,800       38,342
     Provision for loan losses ..      2,350         108        517         276          --          3,251
     Charge-offs ................       (735)       --         (832)       (182)         --         (1,749)
     Recoveries .................        269        --          136          14          --            419
     Transfers (1) ..............       --          --       (5,811)       --            --         (5,811)
     -------------------------------------------------------------------------------------------------------
     Balance at December 31, 2000     30,214         442        269         727         2,800       34,452
     Provision for loan losses ..      2,103         131        201         129          --          2,564
     Charge-offs ................       (874)       --         (197)       (277)         --         (1,348)
     Recoveries .................        434        --            4          14          --            452
     -------------------------------------------------------------------------------------------------------
     Balance at December 31, 2001   $ 31,877    $    573   $    277    $    593      $  2,800     $ 36,120
     =======================================================================================================

     (1)  Reduction in 2000 was due to the sale of subsidiary.

     Net charge-offs represented 0.01%, 0.01% and 0.06% of average loans for 2001, 2000 and 1999, respectively.

     All impaired loans at December 31, 2001 and 2000 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

                                               Net          Specific         Net
     (In Thousands)                       Carrying Value    Allowance      Balance
     --------------------------------------------------------------------------------
     December 31, 2001:
        Loans with specific allowances ..   $  --           $    --        $  --
        Loans without specific allowances    13,201              --         13,201
     --------------------------------------------------------------------------------
        Total impaired loans ............   $13,201         $    --        $13,201
     ================================================================================
     December 31, 2000:
        Loans with specific allowances ..   $  --           $    --        $  --
        Loans without specific allowances    13,841              --         13,841
     --------------------------------------------------------------------------------
        Total impaired loans ............   $13,841         $    --        $13,841
     ================================================================================

     The average recorded investment in impaired loans totaled $14 million in 2001 and $13 million in 2000. During 2001, total interest recognized on the impaired loan portfolio was $1.7 million, compared to $2.9 million in 2000 and $1.9 million in 1999.

     The combined weighted average interest yield on loans receivable held for investment and sale was 7.16% and 8.45% at December 31, 2001 and 2000, respectively, and averaged 7.80%, 7.99% and 7.48% during 2001, 2000 and 1999, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $77 million and $45 million at December 31, 2001 and 2000, respectively. At December 31, 2001 we had less than $1 million of troubled debt restructurings on accrual status representing a single one-to-four unit residential loan.

     Interest due on non-accrual loans, but excluded from interest income, was approximately $3.2 million for 2001, $1.8 million for 2000 and $1.1 million for 1999.

     Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates ("related parties") on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 2001, the Bank had extended loans to two of its directors and their associates totaling $21 million. At December 31, 2000, the Bank had extended loans to two directors and their associates totaling $23 million. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2001 and 2000:

     (In Thousands)                                          2001        2000
     ---------------------------------------------------------------------------
     Balance at beginning of period                        $ 23,067    $ 26,657
     Additions ....................                             508         632
     Repayments ...................                          (2,096)     (4,222)
     ---------------------------------------------------------------------------
     Balance at end of period .....                        $ 21,479    $ 23,067
     ===========================================================================

(7)  INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Investments in real estate and joint ventures are summarized as follows:

                                                                          December 31,
     (In Thousands)                                                     2001       2000
     ---------------------------------------------------------------------------------------
     Gross investments in real estate (1) .........................   $ 44,429    $ 23,948
     Accumulated depreciation .....................................     (7,495)     (7,313)
     Allowance for losses .........................................     (2,690)     (1,492)
     ---------------------------------------------------------------------------------------
        Investments in real estate ................................     34,244      15,143
     ---------------------------------------------------------------------------------------
     Investments in and interest bearing advances to joint ventures      3,806       3,775
     Note receivable from sale of land ............................        135         228
     Joint venture valuation allowance ............................       --        (1,505)
     ---------------------------------------------------------------------------------------
        Investments in joint ventures .............................      3,941       2,498
     ---------------------------------------------------------------------------------------
        Total investments in real estate and joint ventures .......   $ 38,185    $ 17,641
     =======================================================================================

     (1) Included $0.9 million invested in low income housing.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of $3 million and general valuation allowances of less than $1 million, at December 31, 2001:

     (In Thousands)                                          California     Arizona    Other        Total
     ------------------------------------------------------------------------------------------------------
     Shopping centers ......................................   $ 17,626    $  6,151   $   --     $ 23,777
     Office building .......................................        702        --         --          702
     Residential ...........................................      4,038        --         --        4,038
     Land ..................................................      9,272        --          459      9,731
     Note receivable from sale of land .....................        135        --         --          135
     ------------------------------------------------------------------------------------------------------
        Total real estate before general valuation allowance   $ 31,773    $  6,151   $    459     38,383
     General valuation allowance ...........................                                         (198)
     ------------------------------------------------------------------------------------------------------
     Net investment in real estate and joint ventures ......                                     $ 38,185
     ======================================================================================================

     A summary of real estate and joint venture operations included in Downey's results of operations follows:

     (In Thousands)                                                     2001        2000        1999
     ----------------------------------------------------------------------------------------------------
     Wholly owned operations:
        Rental operations:
           Rental income ..........................................   $  3,235    $  3,617    $  4,950
           Costs and expenses .....................................       (990)     (1,045)     (1,128)
     ----------------------------------------------------------------------------------------------------
             Net rental operations ................................      2,245       2,572       3,822
        Net gains on sales of real estate .........................        129       2,981       5,206
        Reduction of losses on real estate ........................        307         639       2,266
     ----------------------------------------------------------------------------------------------------
           Total wholly owned operations ..........................      2,681       6,192      11,294
     ----------------------------------------------------------------------------------------------------
     Joint venture operations:
        Equity in net income from joint ventures ..................        736       3,224       5,352
        Reduction of (provision for) losses provided by DSL Service
           Company ................................................       --        (1,505)      1,400
     ----------------------------------------------------------------------------------------------------
           Net joint venture operations ...........................        736       1,719       6,752
     Interest from joint venture advances .........................        468         887       1,256
     ----------------------------------------------------------------------------------------------------
        Total joint venture operations ............................      1,204       2,606       8,008
     ----------------------------------------------------------------------------------------------------
           Total ..................................................   $  3,885    $  8,798    $ 19,302
     ====================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Activity in the allowance for losses on investments in real estate and joint ventures for 2001, 2000 and 1999 is as follows:

                                                    Real Estate     Shopping
                                                      Held for       Centers     Investments
                                                      or Under      Held for      In Joint
     (In Thousands)                                 Development    Investment     Ventures        Total
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 1998 ................   $ 4,711       $ 1,594        $ 1,412       $ 7,717
     Reduction of estimated losses ...............    (1,741)         (525)        (1,400)       (3,666)
     Charge-offs .................................    (1,908)         --              (12)       (1,920)
     Recoveries ..................................      --            --             --            --
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 1999 ................     1,062         1,069           --           2,131
     Provision for (reduction of) estimated losses      --            (639)         1,505           866
     Charge-offs .................................      --            --             --            --
     Recoveries ..................................      --            --             --            --
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 2000 ................     1,062           430          1,505         2,997
     Reduction of estimated losses ...............       (29)         (278)          --            (307)
     Charge-offs .................................      --            --             --            --
     Recoveries ..................................      --            --             --            --
     Transfers (1) ...............................      --           1,505         (1,505)         --
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 2001 ................   $ 1,033       $ 1,657        $  --         $ 2,690
     =====================================================================================================

     (1) Transfer due to a settlement of litigation with former joint venture partners wherein we became the sole owner of two shopping centers.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Condensed financial information of joint ventures reported on the equity method is as follows:

     CONDENSED COMBINED BALANCE SHEETS - JOINT VENTURES
                                                                        December 31,
                                                                  -----------------------
     (In Thousands)                                                   2001       2000
     ------------------------------------------------------------------------------------
     ASSETS
     Cash .......................................................   $    725   $  2,182
     Projects under development .................................     10,817      6,879
     Completed projects .........................................      4,989     20,468
     Other assets ...............................................        592      1,474
     ------------------------------------------------------------------------------------
                                                                    $ 17,123   $ 31,003
     ====================================================================================
     LIABILITIES AND EQUITY
     Liabilities:
        Notes payable to the Bank ...............................   $  6,642   $ 23,398
        Notes payable to others .................................      3,407      4,282
        Other ...................................................      1,418      4,755
     Equity (deficit):
        DSL Service Company (1) .................................      3,941      2,498
        Allowance for losses recorded by DSL Service Company (2)        --        1,505
        Other partners (2) ......................................      1,715     (5,435)
     ------------------------------------------------------------------------------------
          Net equity (deficit) ..................................      5,656     (1,432)
     ------------------------------------------------------------------------------------
                                                                    $ 17,123   $ 31,003
     ====================================================================================

     (1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
     (2) The aggregate other partners' equity of $2 million and deficit of $5 million at December 31, 2001 and 2000, respectively, represents their equity or deficit interest in the accumulated retained earnings (deficit) of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. No valuation allowances were required at December 31, 2001.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     CONDENSED COMBINED STATEMENTS OF OPERATIONS - JOINT VENTURES
     (In Thousands)                                      2001        2000        1999
     -------------------------------------------------------------------------------------
     Real estate sales:
         Sales .....................................   $  1,009    $ 32,237    $ 40,096
         Cost of sales .............................       (333)    (26,021)    (31,770)
     -------------------------------------------------------------------------------------
          Net gains on sales .......................        676       6,216       8,326
     -------------------------------------------------------------------------------------
     Rental operations:
         Rental income .............................      2,741       3,849       5,825
         Operating expenses ........................       (363)       (901)     (2,192)
         Interest, depreciation and other expenses .     (2,165)     (3,131)     (4,236)
     -------------------------------------------------------------------------------------
          Net income (loss) on rental operations ...        213        (183)       (603)
     -------------------------------------------------------------------------------------
     Net income ....................................        889       6,033       7,723
     Less other partners' share of net income ......        153       2,809       2,371
     -------------------------------------------------------------------------------------
     DSL Service Company's share of net income .....        736       3,224       5,352
     Reduction of (provision for) losses provided by
        DSL Service Company ........................       --        (1,505)      1,400
     -------------------------------------------------------------------------------------
     DSL Service Company's share of net income .....   $    736    $  1,719    $  6,752
     =====================================================================================

(8)  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     The type and amount of real estate acquired in settlement of loans is summarized as follows:

                                                                December 31,
                                                         -------------------------
     (In Thousands)                                           2001        2000
     -----------------------------------------------------------------------------
     Residential one-to-four units ......................   $  8,450    $  6,651
     Residential one-to-four units - subprime ...........      6,916       3,291
     -----------------------------------------------------------------------------
        Total real estate acquired in settlement of loans   $ 15,366    $  9,942
     =============================================================================

     A summary of net operation of real estate acquired in settlement of loans included in Downey's results of operations follows:

     (In Thousands)                                                       2001        2000        1999
     ------------------------------------------------------------------------------------------------------
     Net gains on sales .............................................   $ (1,811)   $   (669)   $   (704)
     Net operating expense ..........................................      1,533       1,075         768
     Provision for (reduction of) estimated losses ..................        517         412         (45)
     ------------------------------------------------------------------------------------------------------
        Net operations of real estate acquired in settlement of loans   $    239    $    818    $     19
     ======================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(9)  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                               December 31,
                                                       --------------------------
     (In Thousands)                                         2001         2000
     ----------------------------------------------------------------------------
     Land ....................................           $  25,282    $  24,626
     Building and improvements ...............              95,521       91,361
     Furniture, fixtures and equipment .......              78,444       67,331
     Construction in progress ................                 662          769
     Other ...................................                  62           62
     ----------------------------------------------------------------------------
        Total premises and equipment .........             199,971      184,149
     Accumulated depreciation and amortization             (88,209)     (79,971)
     ----------------------------------------------------------------------------
        Total premises and equipment, net ....           $ 111,762    $ 104,178
     ============================================================================

     Downey has commitments under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period. Rental expense was $2.8 million in 2001, $2.3 million in 2000 and $2.1 million in 1999. The following table summarizes future minimum rental commitments under noncancelable leases.

     (In Thousands)
     ---------------------------------------------------------------------------
     2002 .........                                                      $ 3,220
     2003 .........                                                        3,004
     2004 .........                                                        2,449
     2005 .........                                                        2,174
     2006 .........                                                        1,621
     Thereafter (1)                                                        3,394
     ---------------------------------------------------------------------------
       Total future lease commitments                                    $15,862
     ===========================================================================

     (1) There are no lease commitments beyond the year 2011, though options to renew at that time are available.

(10) FEDERAL HOME LOAN BANK STOCK

     The Bank's required investment in FHLB stock, based on December 31, 2001 financial data, was $98 million. The investment in FHLB stock amounted to $113 million and $106 million at December 31, 2001 and 2000, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(11) MORTGAGE SERVICING RIGHTS

     The following table is a summary of the activity in our mortgage servicing rights and related allowance for the periods indicated and other related financial data.

     (Dollars in Thousands)                                    2001            2000           1999
     --------------------------------------------------------------------------------------------------
     Gross balance at beginning of period .............   $    46,214     $    34,266     $     8,256
     Additions ........................................        44,391          18,510          29,271
     Amortization .....................................        (9,813)         (5,968)         (3,051)
     Sale of servicing ................................        (7,826)           --              --
     Impairment write-down ............................        (7,336)           (594)           (210)
     --------------------------------------------------------------------------------------------------
        Gross balance at end of period ................        65,630          46,214          34,266
     --------------------------------------------------------------------------------------------------
     Allowance balance at beginning of period .........         5,483               3             464
     Provision for (reduction of) impairment ..........        10,588           6,074            (251)
     Impairment write-down ............................        (7,336)           (594)           (210)
     --------------------------------------------------------------------------------------------------
        Allowance balance at end of period ............         8,735           5,483               3
     --------------------------------------------------------------------------------------------------
        Total mortgage servicing rights, net ..........   $    56,895     $    40,731     $    34,263
     ==================================================================================================
     Estimated fair value (1) .........................   $    58,047     $    41,826     $    37,048
     Weighted average expected life (in months) .......            82              82             129
     Custodial account earnings rate ..................          4.36%           6.35%           5.35%
     Weighted average discount rate ...................          9.16            9.78            9.32
     ==================================================================================================
     AT PERIOD END
     Mortgage loans serviced for others:
        Total .........................................   $ 5,805,811     $ 3,964,462     $ 2,923,778
        With capitalized mortgage servicing rights (1):
           Amount .....................................     5,379,513       3,779,562       2,711,776
           Weighted average interest rate .............          6.97%           7.56%           7.23%
     ==================================================================================================
     Custodial escrow balances ........................   $    10,596     $     8,207     $     5,381
     ==================================================================================================

     (1) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 without capitalized mortgage servicing rights.

     Key assumptions--that vary due to changes in market interest rates--used to determine the fair value of our mortgage servicing rights include expected prepayment speeds, which impact the average life of the portfolio, the earnings rate on custodial accounts, which impact the value of custodial accounts, and the discount rate used in valuing future cash flows. The table below summarizes the estimated changes in the fair value of our mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. Also summarized is the earnings impact associated with provisions to or reductions in the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans such as term and coupon. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions to or reductions in the valuation allowance.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The sensitivity analysis in the table below is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 100 basis point variation in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                         Expected    Value of
                                        Prepayment   Custodial   Discount
     (Dollars in Thousands)               Speeds     Accounts      Rate    Combination
     -----------------------------------------------------------------------------------
     Increase rates 100 basis points:
       Fair value (1) ...............   $ 10,831    $  3,386    $ (1,949)   $ 11,518
       Reduction of (increase in)
          valuation allowance .......      6,663       1,468        (875)      7,083

     Decrease rates 100 basis points:
       Fair value (2) ...............    (17,188)     (3,386)      2,072     (19,597)
       Reduction of (increase in)
          valuation allowance .......    (16,036)     (2,234)        702     (18,445)
     ====================================================================================

     (1)  The weighted-average expected life is 110 months.
     (2)  The weighted-average expected life is 46 months.

     The components of loan servicing income (loss) included in Downey's results of operations are summarized as follows:

     (In Thousands)                                 2001        2000        1999
     -------------------------------------------------------------------------------
     Income from servicing operations ........   $  9,028    $  8,414    $  4,472
     Amortization of MSRs ....................     (9,813)     (5,968)     (3,051)
     (Provision for) reduction of impairment .    (10,588)     (6,074)        251
     -------------------------------------------------------------------------------
       Total loan servicing income (loss), net   $(11,373)   $ (3,628)   $  1,672
     ===============================================================================

(12) OTHER ASSETS

     Other assets are summarized as follows:

                                                                 December 31,
                                                             --------------------
     (In Thousands)                                            2001       2000
     ----------------------------------------------------------------------------
     Accounts receivable ...........................          $ 4,908   $ 2,406
     Accrued interest receivable:
        Loans ......................................           48,658    61,131
        Mortgage-backed securities .................              601        60
        Investment securities ......................            8,174     6,206
     Prepaid expenses ..............................           10,479    14,210
     Designated forward sale contracts (1) .........            4,332      --
     Excess of purchase price over fair value of
        Assets acquired and liabilities assumed, net            3,150     3,608
     Repossessed automobiles, net ..................               19        76
     Other .........................................            5,126     2,997
     ----------------------------------------------------------------------------
        Total other assets .........................          $85,447   $90,694
     ============================================================================

     (1)  Effective with the adoption of SFAS 133.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(13) DEPOSITS

     Deposits are summarized as follows:

                                                           December 31,
                                          -----------------------------------------------
                                                   2001                    2000
                                          -----------------------------------------------
                                           Weighted               Weighted
                                            Average                Average
     (Dollars in Thousands)                  Rate       Amount      Rate         Amount
     ------------------------------------------------------------------------------------
     Transaction accounts:
        Non-interest-bearing checking .      --  %    $  263,165    -- %     $  244,311
        Interest-bearing checking (1) .      0.35        423,776    0.78        395,640
        Money market ..................      2.01        108,747    2.88         89,408
        Regular passbook ..............      2.46      2,131,048    3.41        754,127
     ------------------------------------------------------------------------------------
           Total transaction accounts .      1.92      2,926,736    2.12      1,483,486
     Certificates of deposit:
        Less than 3.00% ...............      2.41        970,854    2.41          6,357
        3.00-3.49 .....................      3.20        458,511    3.45             25
        3.50-3.99 .....................      3.84        532,634    3.97            384
        4.00-4.49 .....................      4.22        892,517    4.19         26,916
        4.50-4.99 .....................      4.76        555,885    4.82         80,844
        5.00-5.99 .....................      5.30        921,510    5.71      1,901,166
        6.00 and greater ..............      6.37      1,360,919    6.63      4,583,511
     ------------------------------------------------------------------------------------
          Total certificates of deposit      4.54      5,692,830    6.33      6,599,203
     ------------------------------------------------------------------------------------
            Total deposits ............      3.65%    $8,619,566    5.56%    $8,082,689
     ====================================================================================

     (1)  Included amounts swept into money market accounts.

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $2.4 billion and $2.3 billion at December 31, 2001 and 2000, respectively.

     At December 31, 2001, scheduled maturities of certificates of deposit are as follows:

                                                        Weighted
     (Dollars in Thousands)                           Average Rate      Amount
     ---------------------------------------------------------------------------
     2002 .....                                            4.57%     $5,124,186
     2003 .....                                            4.07         377,027
     2004 .....                                            4.25          44,233
     2005 .....                                            5.18          17,685
     2006 .....                                            4.75         129,699
     Thereafter                                            --              --
     ---------------------------------------------------------------------------
       Total                                               4.54%     $5,692,830
     ===========================================================================

     The weighted average cost of deposits averaged 4.88%, 5.20% and 4.51% during 2001, 2000 and 1999, respectively.

     At December 31, 2001 and 2000 public funds of approximately $3 million and $5 million, respectively, are secured by mortgage loans with a carrying value of approximately $4 million and $7 million, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Interest expense on deposits by type is summarized as follows:

     (In Thousands)                                2001       2000       1999
     ---------------------------------------------------------------------------
     Interest-bearing checking (1) ...           $  2,057   $  3,520   $  3,517
     Money market ....................              2,436      2,544      2,641
     Regular passbook ................             34,553     27,841     26,224
     Certificate accounts ............            385,809    345,398    224,382
     ---------------------------------------------------------------------------
        Total deposit interest expense           $424,855   $379,303   $256,764
     ===========================================================================

     (1)  Included amounts swept into money market deposit accounts.

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $2 million at December 31, 2001 and $3 million at December 31, 2000.

(14) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

     (Dollars in Thousands)                                            2001        2000         1999
     ----------------------------------------------------------------------------------------------------
     Balance at year end .......................................       $  --     $  --      $     --
     Average balance outstanding during the year ...............          --         753         1,987
     Maximum amount outstanding at any month-end during the year          --      39,250        24,875
     Weighted average interest rate during the year ............          --%      6.10%         5.42%
     Weighted average interest rate at year end ................          --        --            --
     ====================================================================================================

     The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

(15) FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are summarized as follows:

     (Dollars in Thousands)                                           2001          2000          1999
     -------------------------------------------------------------------------------------------------------
     Balance at year end .......................................   $1,522,705    $1,978,348    $2,122,407
     Average balance outstanding during the year ...............    1,216,495     2,117,787     1,169,474
     Maximum amount outstanding at any month-end during the year    1,763,677     2,460,276     2,122,407
     Weighted average interest rate during the year ............         5.40%         6.15%         5.44%
     Weighted average interest rate at year end ................         3.73          6.26          5.77
     As of year end secured by:
        Loans receivable .......................................   $1,791,068    $2,222,863    $2,395,599
     =======================================================================================================

     In addition to the collateral securing existing advances, Downey had an additional $1.7 billion in loans available at the FHLB as collateral for any future advances as of December 31, 2001.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     FHLB advances have the following maturities at December 31, 2001:

     (In Thousands)
     ---------------------------------------------------------------------------
     2002 .....                                                      $  727,221
     2003 .....                                                          72,834
     2004 .....                                                         172,600
     2005 .....                                                          29,750
     2006 .....                                                          61,300
     Thereafter                                                         459,000
     ---------------------------------------------------------------------------
        Total                                                        $1,522,705
     ===========================================================================

(16) OTHER BORROWINGS

     Other borrowings are summarized as follows:

                                                                                  December 31,
                                                                              --------------------
     (Dollars In Thousands)                                                     2001       2000
     ---------------------------------------------------------------------------------------------
     Long-term notes payable to banks, secured by real estate and mortgage loans with a carrying value of $239 at December 31, 2001, bearing an
        interest rate of 7.88% .............................................   $7          $224
     =============================================================================================

     Long-term notes payable to banks were repaid in January of 2002.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(17) INCOME TAXES

     Current income taxes payable were $5 million and $4 million at December 31, 2001 and 2000, respectively.

     Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

                                                                      December 31,
                                                                 ------------------------
     (In Thousands)                                                 2001        2000
     ------------------------------------------------------------------------------------
     Deferred tax liabilities:
         Mortgage servicing rights, net of allowances .........   $ 25,193    $ 17,783
         Tax reserves in excess of base year ..................     22,115      22,115
         FHLB stock dividends .................................     12,900      11,588
         Deferred loan fees ...................................      7,720       6,882
         Equity in joint ventures .............................      2,424       1,724
         Depreciation on premises and equipment ...............      2,290       2,093
         Fair value adjustment on mortgage-backed securities ..        533        --
         Unrealized gains on investment securities ............        357         519
     ------------------------------------------------------------------------------------
            Total deferred tax liabilities ....................     73,532      62,704
     ------------------------------------------------------------------------------------
     Deferred tax assets:
         Loan valuation allowances, net of bad debt charge-offs    (18,396)    (16,172)
         California franchise tax .............................     (7,173)     (5,651)
         Deferred compensation ................................     (2,126)     (2,289)
         Real estate and joint venture valuation allowances ...     (1,100)     (2,734)
         Fair value adjustment on mortgage-backed securities ..       --           (72)
         Derivative instrument adjustment .....................       (533)       --
         Other deferred income items ..........................     (2,779)     (2,056)
     ------------------------------------------------------------------------------------
            Total deferred tax assets .........................    (32,107)    (28,974)
     Deferred tax assets valuation allowance ..................       --          --
     ------------------------------------------------------------------------------------
     Net deferred tax liability ...............................   $ 41,425    $ 33,730
     ====================================================================================

     Income taxes are summarized as follows:

     (In Thousands)                                 2001      2000      1999
     ---------------------------------------------------------------------------
     Federal:
          Current .....................            $59,288   $48,714   $18,382
          Deferred ....................              6,071     5,567    19,821
     ---------------------------------------------------------------------------
             Total federal income taxes            $65,359   $54,281   $38,203
     ===========================================================================
     State:
          Current .....................            $20,493   $16,214   $ 8,186
          Deferred ....................              2,317     2,563       418
     ---------------------------------------------------------------------------
             Total state income taxes .            $22,810   $18,777   $ 8,604
     ===========================================================================
     Total:
          Current .....................            $79,781   $64,928   $26,568
          Deferred ....................              8,388     8,130    20,239
     ---------------------------------------------------------------------------
             Total income taxes .......            $88,169   $73,058   $46,807
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     A reconciliation of income taxes to the expected statutory federal corporate income taxes follows:

                                                              2001                 2000                  1999
                                                       ---------------------------------------------------------------
     (Dollars in Thousands)                             Amount    Percent    Amount    Percent     Amount    Percent
     -----------------------------------------------------------------------------------------------------------------
     Expected statutory income taxes ...............   $ 72,922      35.0%  $ 60,308      35.0%  $ 38,714      35.0%
     California franchise tax, net of federal income
        tax benefit ................................     14,827       7.1     12,206       7.1      7,606       6.9
     Increase (decrease) resulting from:
        Amortization of goodwill ...................        160       0.1        162       0.1        166       0.2
        Interest on municipal bonds ................        (85)     (0.1)       (99)     (0.1)      (105)     (0.1)
        Other ......................................        345       0.2        481       0.3        426       0.3
     -----------------------------------------------------------------------------------------------------------------
     Income taxes ..................................   $ 88,169      42.3%  $ 73,058      42.4%  $ 46,807      42.3%
     =================================================================================================================

     Downey made income and franchise tax payments, net of refunds, amounting to $78.0 million, $73.7 million and $22.1 million in 2001, 2000 and 1999, respectively.

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1995, and are currently reviewing returns filed for the 1996 and 1997 tax years. Tax years subsequent to 1997 remain open to review by federal and state tax authorities. Downey's management believes it has adequately provided for potential exposure with regard to issues that may be raised in the years currently under examination and open to review.

(18) CAPITAL SECURITIES

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(19) STOCKHOLDERS' EQUITY

     REGULATORY CAPITAL

     Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2001 and 2000.

                                                                   Under Prompt Corrective Action Provisions
                                                               ------------------------------------------------
                                                                 To Be Adequately           To Be Well
                                              Actual                Capitalized             Capitalized
                                       --------------------    ---------------------   ------------------------
     (Dollars in Thousands)              Amount     Ratio        Amount      Ratio       Amount      Ratio
     ----------------------------------------------------------------------------------------------------------
     2001
         Risk-based capital
           (to risk-weighted assets    $ 819,875    14.53%     $ 451,295     8.00%     $ 564,119     10.00%
         Core capital
           (to adjusted assets) ...      784,267     7.10        331,544     3.00        552,574      5.00
         Tangible capital
           (to adjusted assets) ...      784,267     7.10        165,772     1.50           --        --    (1)
         Tier I capital
           (to risk-weighted assets      784,267    13.90           --       --   (1)    338,471      6.00
     ==========================================================================================================
     2000
         Risk-based capital
           (to risk-weighted assets    $ 731,844    12.94%     $ 452,480     8.00%     $ 565,601     10.00%
         Core capital
           (to adjusted assets) ...      697,715     6.42        325,791     3.00        542,985      5.00
         Tangible capital
           (to adjusted assets) ...      697,715     6.42        162,896     1.50           --        --    (1)
         Tier I capital
           (to risk-weighted assets      697,715    12.34           --       --   (1)    339,360      6.00
     ==========================================================================================================

     (1)  Ratio is not specified under capital regulations.

     CAPITAL DISTRIBUTIONS

     The OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers and any other distributions charged against an institution's capital accounts. The payment of dividends by the Bank is subject to OTS regulations. Inasmuch as the Bank is owned by a holding company, the Bank is required to provide the OTS with a notice before payment of any dividend. Prior OTS approval is required to the extent the Bank would not be considered adequately capitalized under the prompt corrective action regulations of the OTS following the distribution or the amount of the dividend exceeds the Bank's retained net income for that year to date plus retained net income for the preceding two years.

     As of December 31, 2001, the Bank had the capacity to declare a dividend totaling $250 million without obtaining prior OTS approval.

     EMPLOYEE STOCK OPTION PLANS

     During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank's common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank's common stock. No other stock based plan exists.

     No shares were granted under the LTIP since 1998.

     Options outstanding under the LTIP at December 31, 2001 and 2000 are summarized as follows:

                                                             Outstanding Options
                                                           -----------------------
                                                            Number        Average
                                                              of          Option
                                                            Shares         Price
     -----------------------------------------------------------------------------
     December 31, 1998                                      219,451    $   20.03
     Options granted .                                         --           --
     Options exercised                                      (16,633)       13.16
     Options canceled                                        (2,068)       13.39
     -----------------------------------------------------------------------------
     December 31, 1999                                      200,750        20.66
     Options granted .                                         --           --
     Options exercised                                      (57,332)       14.91
     Options canceled                                          --          --
     -----------------------------------------------------------------------------
     December 31, 2000                                      143,418        22.96
     Options granted .                                         --           --
     Options exercised                                       (7,307)       22.01
     Options canceled                                       (15,922)       25.44
     -----------------------------------------------------------------------------
     December 31, 2001                                      120,189    $   22.69
     =============================================================================

     Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

     At December 31, 2001, 120,189 were outstanding at a weighted average remaining contractual life of six years, of which 82,667 options were exercisable at a weighted average option price per share of $21.44 and 131,851 shares were available for future grants under the LTIP. At December 31, 2000 and 1999, options of 71,214 and 100,344, respectively, were exercisable at a weighted average option price per share of $20.45 and $16.30, respectively.

     Downey measures its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for Downey's stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, Downey's net income and income per share would have been reduced to the pro forma amounts indicated below:


     (In Thousands, Except Per Share Data)          2001         2000         1999
     ---------------------------------------------------------------------------------
     Net income:
          As reported ............             $   120,181   $   99,251   $   63,804
          Pro forma ..............                 120,145       99,172       63,611
     Earnings per share - Basic:
          As reported ............             $      4.26   $     3.52   $     2.27
          Pro forma ..............                    4.26         3.52         2.26
     Earnings per share - Diluted:
          As reported ............                    4.25         3.51         2.26
          Pro forma ..............                    4.25         3.51         2.26
     =================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(20) EARNINGS PER SHARE

     A reconciliation of the components used to derive basic and diluted earnings per share for 2001, 2000 and 1999 follows:

                                                          Net          Weighted Average    Per Share
     (Dollars in Thousands, Except Per Share Data)       Income       Shares Outstanding     Amount
     -------------------------------------------------------------------------------------------------
     2001:
        Basic earnings per share .......              $  120,181          28,211,587        $   4.26
        Effect of dilutive stock options                    --                59,516            0.01
     -------------------------------------------------------------------------------------------------
            Diluted earnings per share .              $  120,181          28,271,103        $   4.25
     =================================================================================================
     2000:
        Basic earnings per share .......              $   99,251          28,177,152        $   3.52
        Effect of dilutive stock options                    --                48,399            0.01
     -------------------------------------------------------------------------------------------------
            Diluted earnings per share .              $   99,251          28,225,551        $   3.51
     =================================================================================================
     1999:
        Basic earnings per share .......              $   63,804          28,144,851        $   2.27
        Effect of dilutive stock options                    --                30,686            0.01
     -------------------------------------------------------------------------------------------------
            Diluted earnings per share .              $   63,804          28,175,537        $   2.26
     =================================================================================================

(21) EMPLOYEE BENEFIT PLANS

     RETIREMENT AND SAVINGS PLAN

     Downey amended its profit sharing plan (the "Plan") and restated it in its entirety as of October 1, 1997. The Plan continues to qualify as both a profit sharing plan and a qualified cash or deferred arrangement under Internal Revenue Code Sections 401 (a) and 401 (k). Under the Plan, all employees of Downey are eligible to participate provided they are 21 years of age and have completed one year of service. Participants may contribute up to 15% of their compensation each year, as defined in the Plan. Downey makes a matching contribution equal to 25% of the participant's pretax contributions which do not exceed 4% of the participant's annual compensation. In addition, Downey makes an annual discretionary profit sharing contribution to the Plan based on Downey's net income. Allocation of the discretionary contribution is based on points credited to each eligible participant and salary. Points are credited based on the employee's age and vested years of service. Downey's contributions to the Plan totaled $2.4 million for 2001, compared to $2.0 million in 2000 and $1.9 million in 1999.

     As of January 1, 2002, Downey will increase the matching contribution to 50% of the first 6% of the participant's salary deferred in the Plan year and will eliminate the annual discretionary profit sharing contribution. In addition, the age requirement for eligibility will be changed from 21 to 18.

     Downey has a Deferred Compensation Plan for key management employees and directors. The Deferred Compensation Plan is considered to be an essential element in a comprehensive competitive benefits package designed to attract and retain individuals who contribute to the success of Downey. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. As of December 31, 2001, 72 management employees and seven directors are eligible to participate in the program. During 2001, 22 management employees and one director elected to defer compensation pursuant to the plan. Downey's expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     GROUP BENEFIT PLAN

     Downey provides certain health and welfare benefits for active employees under a cafeteria plan (the "Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey's expense for health and welfare benefits was $4.3 million, $3.9 million and $3.6 million in 2001, 2000 and 1999, respectively.

(22) COMMITMENTS AND CONTINGENCIES

     LITIGATION

     Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     Downey utilizes financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans, commitments to sell or purchase loans and mortgage-backed securities, letters of credit, lines of credit and loans in process. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

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

     The following is a summary of commitments and contingent liabilities:

                                                                          December 31,
                                                                     ----------------------
     (In Thousands)                                                     2001       2000
     --------------------------------------------------------------------------------------
     Commitments to sell loans and mortgage-backed securities (1) .   $787,025   $149,898
     Commitments to originate loans and mortgage-backed securities:
         Adjustable ...............................................    351,831    454,782
         Fixed (2) ................................................    330,732    239,415
     Undisbursed loan funds and unused lines of credit ............    137,151    148,304
     Standby letters of credit and other contingent liabilities ...      2,640      2,446
     ======================================================================================

     (1) Represents commitments to sell both loans from the held for sale portfolio as well as our off-balance sheet commitments wherein we have committed to an interest rate with a potential borrower for a loan--interest rate lock derivative.
     (2)  Primarily residential one-to-four unit loans held for sale.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey. At December 31, 2001, the extent of collateral supporting mortgage and other loans varied from nothing to 100% of the maximum credit exposure.

     In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. The effect of these swaps serve to reduce Downey's interest rate risk between repricing assets and liabilities. At December 31, 2001, no swap contracts were outstanding.

(23) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (RISK MANAGEMENT)

     We offer short-term interest rate lock commitments to help us attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if our underwriting standards are met, but do not obligate the potential borrower. The interest rate lock commitments we ultimately expect to sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected commitments do not qualify for hedge accounting. Associated fair value adjustments are recorded in current earnings under net gains on sales of loans and mortgage-backed securities, with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for interest rate lock commitments are based on observable market prices acquired from third parties. Effective with the adoption of SFAS 133, the carrying amount of loans held for sale includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of commitment to the date of funding.

     As part of our secondary marketing activities, we typically utilize short-term forward sale and purchase contracts--derivatives--that mature in less than one year to offset the impact of changes in market interest rates on the value of interest rate lock commitments and loans held for sale. Contracts designated to loans held for sale are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). Changes in forward sale contract values not designated to loans held for sale and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains on sales of loans and mortgage-backed securities. Changes in forward sale contract values designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in forward sale contract values are recorded in the balance sheet in either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. We estimate that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Downey does not

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     generally  enter  into  derivative   transactions  for  purely  speculative
     purposes. Fair values for forward sale contracts are based on observable market prices acquired from third parties.

     As of December 31, 2001, the amount of hedge ineffectiveness recorded in the income statement through net gains on sale of loans and mortgage-backed securities was a net loss of $467,000.

     Downey has not discontinued any designated derivative instruments due to a change in the probability of settling a forecasted transaction.

     These forward contracts expose Downey to credit risk in the event of nonperformance by the other parties--primarily government-sponsored enterprises such as Federal National Mortgage Association--to such agreements. This risk consists primarily of the termination value of agreements where Downey is in an unfavorable position. Downey controls the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

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

     INVESTMENT   SECURITIES   INCLUDING  U.S.  TREASURIES  AND  MORTGAGE-BACKED
     SECURITIES

     Fair value is based upon bid prices published in financial newspapers, or bid quotations received from securities dealers or readily available market quote systems.

     LOANS RECEIVABLE

     For residential mortgage loans, fair value is estimated based upon market prices obtained from readily available market quote systems. The remaining portfolio was segregated into those loans with variable rates of interest and those with fixed rates of interest. For non-residential loans, fair values are based on discounting future contractual cash flows using discount rates offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each category of loan are reduced by the associated allowance for loan losses which thereby takes into consideration changes in credit risk.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     DERIVATIVE ASSETS AND LIABILITIES

     Fair values for interest rate lock commitments and loan forward sale and purchase contracts are based on observable market prices acquired from third parties.

     DEPOSITS

     The fair value of deposits with no stated maturity such as regular passbook accounts, money market accounts and checking accounts, is the carrying amount reported in the balance sheet. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future contractual cash flows by discount rates offered for such deposits with similar remaining maturities.

     BORROWINGS

     For short-term borrowings, fair value approximates carrying value. The fair value of long-term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair values approximate carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by discount rates paid on such borrowings with similar remaining maturities.

     CAPITAL SECURITIES

     Fair value is based upon closing stock price published in financial information services or newspapers.

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Outstanding commitments to originate loans and mortgage-backed securities held for investment, unused lines of credit, standby letters of credit and other contingent liabilities are essentially carried at zero with a fair value of less than $1 million. See Note 22 on page 95, for information concerning the notional amount of such financial instruments.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Based on the above methods and assumptions, the following table presents the estimated fair value of Downey's financial instruments:

                                                             December 31, 2001          December 31, 2000
                                                        ----------------------------------------------------
                                                         Carrying    Estimated      Carrying      Estimated
     (In Thousands)                                      Amount (1)  Fair Value     Amount (1)    Fair Value
     -------------------------------------------------------------------------------------------------------
     ASSETS:
     Cash ...........................................   $  106,079   $  106,079   $  108,202   $  108,202
     Federal funds ..................................       37,001       37,001       19,601       19,601
     U.S. Government and agency obligations and other
         investment securities available for sale ...      402,355      402,355      305,615      305,615
     Municipal securities held to maturity ..........        6,388        6,373        6,550        6,534
     Loans held for sale ............................      499,024      497,776      251,572      254,545
     Mortgage-backed securities available for sale ..      118,981      118,981       10,203       10,203
     Loans receivable held for investment:
         Loans secured by real estate:
           Residential:
             Adjustable .............................    8,913,248    9,113,797    8,990,538    9,104,257
             Fixed ..................................      353,107      359,627      479,877      481,616
           Other ....................................      160,557      171,726      236,659      243,585
         Non-mortgage loans:
           Commercial ...............................       12,951       13,547       16,275       16,979
           Consumer .................................       74,545       76,313       99,229      100,533
     Interest-bearing advances to joint ventures ....        3,186        3,186       12,339       12,339
     Federal Home Loan Bank stock ...................      113,139      113,139      106,356      106,356
     Designated forward sale contracts ..............        4,332        4,332         --           --
     MSRs and loan servicing portfolio (2) ..........       56,895       58,880       40,731       43,168

     LIABILITIES:
     Deposits:
         Transaction accounts .......................    2,926,736    2,926,736    1,483,486    1,483,486
         Certificates of deposit ....................    5,692,830    5,700,465    6,599,203    6,619,453
     Interest rate lock commitments .................          600          600         --           --
     Undesignated loan forward sale contracts .......          630          630         --           --
     Borrowings .....................................    1,522,712    1,483,749    1,978,572    1,978,808
     Capital securities .............................      120,000      123,840      120,000      122,400
     ======================================================================================================

     (1) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
     (2) The estimated fair value included mortgage servicing rights acquired prior to January 1, 1996 when Downey began capitalizing the asset.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(25) BUSINESS SEGMENT REPORTING

     Downey views its business as consisting of two reportable business segments--banking and real estate investment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies on page 68. Downey evaluates performance based on the net income generated by each segment. Internal expense allocations between segments are independently negotiated and, where possible, service and price is measured against comparable services available in the external marketplace.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     OPERATING RESULTS AND ASSETS

     The following table presents the operating results and selected financial data by major business segments for 2001, 2000 and 1999:

                                                              Real Estate
     (In Thousands)                                Banking     Investment     Elimination      Totals
     ----------------------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31, 2001
     Net interest income (loss) .............   $   305,573   $        (3)   $      --      $   305,570
     Provision for loan losses ..............         2,564          --             --            2,564
     Other income ...........................        63,340         5,196           --           68,536
     Operating expense ......................       159,604         3,588           --          163,192
     Net intercompany income (expense) ......           369          (369)          --             --
     ----------------------------------------------------------------------------------------------------
     Income before income taxes .............       207,114         1,236           --          208,350
     Income taxes ...........................        87,660           509           --           88,169
     ----------------------------------------------------------------------------------------------------
        Net income ..........................   $   119,454   $       727    $      --      $   120,181
     ====================================================================================================
     AT DECEMBER 31, 2001
     Assets:
         Loans and mortgage-backed securities   $10,132,413   $      --      $      --      $10,132,413
         Investments in real estate and joint
           ventures .........................          --          38,185           --           38,185
         Other ..............................       966,942         2,003        (34,513)       934,432
     ----------------------------------------------------------------------------------------------------
            Total assets ....................    11,099,355        40,188        (34,513)    11,105,030
     ----------------------------------------------------------------------------------------------------
     Equity .................................   $   733,896   $    34,513    $   (34,513)   $   733,896
     ====================================================================================================
     YEAR ENDED DECEMBER 31, 2000
     Net interest income ....................   $   262,232   $       243    $      --      $   262,475
     Provision for loan losses ..............         3,251          --             --            3,251
     Other income ...........................        41,406         9,148           --           50,554
     Operating expense ......................       135,996         1,473           --          137,469
     Net intercompany income (expense) ......           397          (397)          --             --
     ----------------------------------------------------------------------------------------------------
     Income before income taxes .............       164,788         7,521           --          172,309
     Income taxes ...........................        69,966         3,092           --           73,058
     ----------------------------------------------------------------------------------------------------
         Net income .........................   $    94,822   $     4,429    $      --      $    99,251
     ====================================================================================================
     AT DECEMBER 31, 2000
     Assets:
         Loans and mortgage-backed securities   $10,084,353   $      --      $      --      $10,084,353
         Investments in real estate and joint
           ventures .........................          --          17,641           --           17,641
         Other ..............................       806,201         3,584        (17,916)       791,869
     ----------------------------------------------------------------------------------------------------
            Total assets ....................    10,890,554        21,225        (17,916)    10,893,863
     ----------------------------------------------------------------------------------------------------
     Equity .................................   $   624,636   $    17,916    $   (17,916)   $   624,636
     ====================================================================================================
     YEAR ENDED DECEMBER 31, 1999
     Net interest income (expense) ..........   $   207,784   $      (306)   $      --      $   207,478
     Provision for loan losses ..............        11,270          --             --           11,270
     Other income ...........................        39,755        19,523           --           59,278
     Operating expense ......................       143,081         1,794           --          144,875
     Net intercompany income (expense) ......           393          (393)          --             --
     ----------------------------------------------------------------------------------------------------
     Income before income taxes .............        93,581        17,030           --          110,611
     Income taxes ...........................        39,785         7,022           --           46,807
     ----------------------------------------------------------------------------------------------------
         Net income .........................   $    53,796   $    10,008    $      --      $    63,804
     ====================================================================================================
     AT DECEMBER 31, 1999
     Assets:
         Loans and mortgage-backed securities   $ 8,746,063   $      --      $      --      $ 8,746,063
         Investments in real estate and joint
           ventures .........................          --          42,172           --           42,172
         Other ..............................       654,745         7,399        (42,839)       619,305
     ----------------------------------------------------------------------------------------------------
            Total assets ....................     9,400,808        49,571        (42,839)     9,407,540
     ----------------------------------------------------------------------------------------------------
     Equity .................................   $   532,418   $    42,839    $   (42,839)   $   532,418
     ====================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(26) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data are presented below by quarter for the years ended December 31, 2001 and 2000:

                                                             December 31,    September 30,    June 30,    March 31,
     (In Thousands, Except Per Share Data)                      2001             2001          2001        2001
     ----------------------------------------------------------------------------------------------------------------
     Total interest income ................................   $183,484         $193,696      $211,235    $219,966
     Total interest expense ...............................    103,769          120,249       134,989     143,804
     ----------------------------------------------------------------------------------------------------------------
        Net interest income ...............................     79,715           73,447        76,246      76,162
     Provision for loan losses ............................      1,290              791           431          52
     ----------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses     78,425           72,656        75,815      76,110
     Total other income ...................................     33,170            7,070        22,283       6,013
     Total operating expense ..............................     43,866           41,935        40,141      37,250
     ----------------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................     67,729           37,791        57,957      44,873
     Income taxes .........................................     28,633           16,025        24,502      19,009
     ----------------------------------------------------------------------------------------------------------------
     Net income ...........................................   $ 39,096         $ 21,766      $ 33,455    $ 25,864
     ================================================================================================================
     Net income per share:
        Basic .............................................   $   1.39         $   0.77      $   1.18    $   0.92
        Diluted ...........................................       1.39             0.77          1.18        0.91
     ================================================================================================================
     Market range:
        High bid ..........................................   $  44.46         $  58.81      $  48.85    $  54.31
        Low bid ...........................................      32.98            40.61         41.44       39.45
        End of period .....................................      41.25            44.13         47.26       45.30
     ================================================================================================================
                                                             December 31,    September 30,    June 30,    March 31,
                                                                2000             2000          2000        2000
     ----------------------------------------------------------------------------------------------------------------
     Total interest income ................................   $209,775         $204,370      $192,700    $177,515
     Total interest expense ...............................    140,838          137,160       129,135     114,752
     ----------------------------------------------------------------------------------------------------------------
        Net interest income ...............................     68,937           67,210        63,565      62,763
     Provision for loan losses ............................        511            1,007           942         791
     ----------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses     68,426           66,203        62,623      61,972
     Total other income ...................................      7,545           12,065         9,467      21,477
     Total operating expense ..............................     36,344           32,476        32,924      35,725
     ----------------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................     39,627           45,792        39,166      47,724
     Income taxes .........................................     16,632           19,454        16,684      20,288
     ----------------------------------------------------------------------------------------------------------------
     Net income ...........................................   $ 22,995         $ 26,338      $ 22,482    $ 27,436
     ================================================================================================================
     Net income per share:
        Basic .............................................   $   0.81         $   0.94      $   0.80    $   0.97
        Diluted ...........................................       0.81             0.93          0.80        0.97
     ================================================================================================================
     Market range:
        High bid ..........................................   $  60.88         $  40.94      $  33.00    $  21.44
        Low bid ...........................................      33.13            29.94         20.44       18.75
        End of period .....................................      55.00            39.50         28.98       21.25
     ================================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(27) PARENT COMPANY FINANCIAL INFORMATION

     Downey Financial Corp. was incorporated in Delaware on October 21, 1994. On January 23, 1995, after obtaining necessary stockholder and regulatory approvals, Downey Financial Corp. acquired 100% of the issued and outstanding capital stock of the Bank, and the Bank's stockholders became stockholders of Downey Financial Corp. The transaction was accounted for in a manner similar to a pooling-of-interests. Downey Financial Corp. was thereafter funded by a $15 million dividend from the Bank. Condensed financial statements of Downey Financial Corp. only are as follows:

     CONDENSED BALANCE SHEETS
                                                                December 31,
                                                          ----------------------
     (In Thousands)                                           2001       2000
     ---------------------------------------------------------------------------
     ASSETS
     Cash ................................                  $     12   $     11
     Due from Bank - interest bearing ....                    22,215     17,635
     Investment in subsidiaries:
        Bank .............................                   827,381    722,829
        Downey Financial Capital Trust I .                     3,711      3,711
        Downey Affiliated Insurance Agency                       204        202
     Other assets ........................                     5,183      5,028
     ---------------------------------------------------------------------------
                                                            $858,706   $749,416
     ===========================================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Junior subordinated debentures ......                  $123,711   $123,711
     Accounts payable and accrued expenses                     1,099      1,069
     ---------------------------------------------------------------------------
        Total liabilities ................                   124,810    124,780
     Stockholders' equity ................                   733,896    624,636
     ---------------------------------------------------------------------------
                                                            $858,706   $749,416
     ===========================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     CONDENSED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                                                                            Years Ended December 31,
                                                                      -------------------------------------
     (In Thousands)                                                       2001         2000        1999
     ------------------------------------------------------------------------------------------------------
     INCOME
     Dividends from the Bank .......................................   $  21,984    $  21,985   $   5,011
     Interest income ...............................................         700          933       1,635
     Other income ..................................................          59           59         104
     ------------------------------------------------------------------------------------------------------
        Total income ...............................................      22,743       22,977       6,750
     ------------------------------------------------------------------------------------------------------
     EXPENSE
     Interest expense ..............................................      12,163       12,163       5,353
     Reduction of losses on real estate ............................        --           --        (1,720)
     General and administrative expense ............................         940          816         896
     ------------------------------------------------------------------------------------------------------
        Total expense ..............................................      13,103       12,979       4,529
     ------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
        NET INCOME OF SUBSIDIARIES .................................       9,640        9,998       2,221
     Income tax benefit ............................................       5,061        4,895       1,162
     ------------------------------------------------------------------------------------------------------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
        OF SUBSIDIARIES ............................................      14,701       14,893       3,383
     Equity in undistributed net income of subsidiaries ............     105,480       84,358      60,421
     ------------------------------------------------------------------------------------------------------
        NET INCOME .................................................     120,181       99,251      63,804
     ------------------------------------------------------------------------------------------------------
     OTHER COMPREHENSIVE INCOME (LOSS), NET OF
        INCOME TAXES (BENEFITS)
     Unrealized gains (losses) on securities available for sale:
        U.S. Treasury securities, agency obligations and other
           investment securities available for sale, at fair value .         705        2,032      (1,874)
        Mortgage-backed securities available for sale, at fair value        (714)         173        (281)
        Less reclassification of realized (gains) losses
           included in net income ..................................        (190)          50        (166)
     Unrealized losses on cash flow hedges:
        Net derivative instruments .................................      (5,981)        --          --
        Less reclassification of realized losses
           included in net income ..................................       5,254         --          --
     ------------------------------------------------------------------------------------------------------
     Total other comprehensive income (loss), net of
        income taxes (benefits) ....................................        (926)       2,255      (2,321)
     ------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME ..........................................   $ 119,255    $ 101,506   $  61,483
     ======================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Condensed Statements of Cash Flows
                                                                      Years Ended December 31,
                                                               ---------------------------------------
     (In Thousands)                                               2001         2000          1999
     -------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ............................................   $ 120,181    $  99,251    $  63,804
     Equity in undistributed net income of subsidiaries ....    (105,480)     (84,358)     (60,421)
     Reduction of losses on real estate ....................        --           --         (1,720)
     Increase (decrease) in liabilities ....................          30         (639)       1,449
     (Increase) decrease in other, net .....................        (155)         (13)       1,022
     -------------------------------------------------------------------------------------------------
        Net cash provided by operating activities ..........      14,576       14,241        4,134
     -------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Capital contribution to the Bank ......................        --           --       (107,600)
     Increase in due from Bank - interest bearing ..........      (4,580)      (4,949)      (4,165)
     Sales of wholly owned real estate .....................        --           --          2,201
     -------------------------------------------------------------------------------------------------
        Net cash used for investing activities .............      (4,580)      (4,949)    (109,564)
     -------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of junior subordinated debentures ............        --           --        115,063
     Exercise of stock options .............................         161          855          219
     Dividends on common stock .............................     (10,156)     (10,143)      (9,850)
     -------------------------------------------------------------------------------------------------
        Net cash provided by (used for) financing activities      (9,995)      (9,288)     105,432
     -------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents .............           1            4            2
     Cash and cash equivalents at beginning of period ......          11            7            5
     -------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $      12    $      11    $       7
     =================================================================================================

(28) SALE OF SUBSIDIARY

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002, and is incorporated herein by reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information to be included under the captions "Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by this reference.

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

(b)  Reports on Form 8-K during the last quarter of 2001.

          Form 8-K filed October 16, 2001, with respect to a press release reporting results of operations for the three and nine months ended September 30, 2001.

(c) Exhibits.

  EXHIBIT
   NUMBER                                                        DESCRIPTION

     3.1  (2) Certificate of Incorporation of Downey Financial Corp.

     3.2  (1) Bylaws of Downey Financial Corp.

     4.1 (4) Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp. and Wilmington Trust Company as Indenture Trustee.

     4.2  (4)  10%  Junior  Subordinated   Debenture  due  September  15,  2029,
          Principal Amount $123,711,350.

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

     10.13 (6) Deferred Compensation Program.

     10.14 (6) Director Retirement Benefits.

     21   Subsidiaries.

     23   Consent of Independent Auditors.


(1) Filed as part of Downey's Registration Statement on Form 8-B/A filed January 17, 1995.
(2) Filed as part of Downey's Registration Statement on Form S-8 filed February 3, 1995.
(3)  Filed as part of Downey's report on Form 10-K filed March 16, 1998.
(4)  Filed as part of Downey's report on Form 10-Q filed November 2, 1999.
(5)  Filed as part of Downey's report on Form 10-Q filed August 2, 2000.
(6)  Filed as part of Downey's report on Form 10-K filed March 7, 2001.

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

DATED:  March 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                           Title                        Date
     ---------                           -----                        ----

 /s/ MAURICE L. MCALISTER         Chairman of the Board           March 7, 2002
-------------------------                Director
     Maurice L. McAlister

 /s/ CHERYL E. OLSON             Vice Chairman of the Board       March 7, 2002
-------------------------                Director
     Cheryl E. Olson

 /s/ DANIEL D. ROSENTHAL              President and               March 7, 2002
-------------------------        Chief Executive Officer
     Daniel D. Rosenthal                 Director

 /s/ THOMAS E. PRINCE           Executive Vice President          March 7, 2002
-------------------------        Chief Financial Officer
     Thomas E. Prince           (Principal Financial and
                                  Accounting Officer)

 /s/ MICHAEL ABRAHAMS
-------------------------                Director                 March 7, 2002
     Michael Abrahams

 /s/ DR. PAUL KOURI
-------------------------                Director                 March 7, 2002
     Dr. Paul Kouri

 /s/ BRENT MCQUARRIE
-------------------------                Director                 March 7, 2002
     Brent McQuarrie

 /s/ LESTER C. SMULL
-------------------------                Director                 March 7, 2002
     Lester C. Smull

 /s/ SAM YELLEN
-------------------------                Director                 March 7, 2002
     Sam Yellen