Form 10-Q
period 2002-03-31
DOWNEY FINANCIAL CORP
filed 2002-05-01
CIK 935063

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

                  For the quarterly period ended March 31, 2002

                                       OR

 [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                         Commission File Number 1-13578
                             DOWNEY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    33-0633413
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 3501 JAMBOREE ROAD, NEWPORT BEACH, CA                     92660
(Address of principal executive office                   (Zip Code)

Registrant's telephone number, including area code    (949) 854-0300

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
        Title of each class                            which registered
        -------------------                    ---------------------------------
   COMMON STOCK, $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE
                                                  PACIFIC EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     At March 31, 2002, 28,213,048 shares of the Registrant's Common Stock, $0.01 par value were outstanding.


================================================================================

                             DOWNEY FINANCIAL CORP.

                  MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                     PART I


FINANCIAL INFORMATION....................................................    1

        Consolidated Balance Sheets......................................    1
        Consolidated Statements of Income................................    2
        Consolidated Statements of Comprehensive Income..................    3
        Consolidated Statements of Cash Flows............................    4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..............................   12


                                     PART II

OTHER INFORMATION........................................................   36

         Item 6    Exhibits and Reports on Form 8-K......................   36

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                     March 31,     December 31,      March 31,
(Dollars in Thousands, Except Per Share Data)                                          2002            2001            2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................   $    120,000    $    106,079    $    114,316
Federal funds .................................................................         28,800          37,001           7,601
------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .................................................        148,800         143,080         121,917
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value .........................................        248,322         402,355         255,891
Municipal securities held to maturity, at amortized cost (estimated fair value of $6,373 at March 31, 2002 and December 31, 2001 and
    $6,534 at March 31, 2001) .................................................          6,388           6,388           6,550
Mortgage loans purchased under resale agreements ..............................         10,000            --              --
Loans held for sale, at lower of cost or fair value ...........................        388,468         499,024         446,264
Mortgage-backed securities available for sale, at fair value ..................         90,803         118,981           5,842
Loans receivable held for investment ..........................................      9,608,842       9,514,408       9,820,116
Investments in real estate and joint ventures .................................         26,384          38,185          18,690
Real estate acquired in settlement of loans ...................................         11,917          15,366          11,634
Premises and equipment ........................................................        111,465         111,762         104,138
Federal Home Loan Bank stock, at cost .........................................        114,842         113,139         108,223
Mortgage servicing rights, net ................................................         68,581          56,895          35,717
Other assets ..................................................................         78,189          85,447          96,120
------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 10,913,001    $ 11,105,030    $ 11,031,102
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................   $  8,598,890    $  8,619,566    $  8,708,275
Federal Home Loan Bank advances ...............................................      1,320,386       1,522,705       1,457,046
Other borrowings ..............................................................           --                 7             145
Accounts payable and accrued liabilities ......................................         62,282          67,431          64,138
Deferred income taxes .........................................................         43,821          41,425          32,906
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities .........................................................     10,025,379      10,251,134      10,262,510
------------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ....................................................        120,000         120,000         120,000
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ..........................................................           --              --              --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,213,048 shares at March 31, 2002 and December 31, 2001
    and 28,211,048 shares at March 31, 2001 ...................................            282             282             282
Additional paid-in capital ....................................................         93,400          93,400          93,374
Accumulated other comprehensive income (loss) .................................         (1,288)           (239)          1,182
Retained earnings .............................................................        675,228         640,453         553,754
------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ................................................        767,622         733,896         648,592
------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 10,913,001    $ 11,105,030    $ 11,031,102
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        -----------------------------
(Dollars in Thousands, Except Per Share Data)                                 2002            2001
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans receivable ....................................................       $160,277        $212,762
U.S. Treasury securities and agency obligations .....................          3,033           4,410
Mortgage-backed securities ..........................................          1,274             128
Other investments ...................................................          1,814           2,666
-----------------------------------------------------------------------------------------------------
    Total interest income ...........................................        166,398         219,966
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits ............................................................         68,359         114,801
Borrowings ..........................................................         15,053          25,962
Capital securities ..................................................          3,041           3,041
-----------------------------------------------------------------------------------------------------
    Total interest expense ..........................................         86,453         143,804
-----------------------------------------------------------------------------------------------------
NET INTEREST INCOME .................................................         79,945          76,162
PROVISION FOR LOAN LOSSES ...........................................          1,447              52
-----------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses .............         78,498          76,110
-----------------------------------------------------------------------------------------------------
OTHER INCOME, NET
Loan and deposit related fees .......................................         11,518          10,230
Real estate and joint ventures held for investment, net .............          2,997           1,000
Secondary marketing activities:
    Loan servicing loss, net ........................................           (588)         (8,185)
    Net gains on sales of loans and mortgage-backed securities ......         16,201           2,187
    Net gains on sales of mortgage servicing rights .................            294            --
Net gains on sales of investment securities .........................            190             125
Other ...............................................................            741             656
-----------------------------------------------------------------------------------------------------
    Total other income, net .........................................         31,353           6,013
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSE
Salaries and related costs ..........................................         29,437          23,271
Premises and equipment costs ........................................          7,133           6,043
Advertising expense .................................................          1,044           1,176
Professional fees ...................................................            564             577
SAIF insurance premiums and regulatory assessments ..................            786             732
Other general and administrative expense ............................          6,211           5,339
-----------------------------------------------------------------------------------------------------
    Total general and administrative expense ........................         45,175          37,138
-----------------------------------------------------------------------------------------------------
Net operation of real estate acquired in settlement of loans ........            (58)             (2)
Amortization of excess of cost over fair value of branch acquisitions            111             114
-----------------------------------------------------------------------------------------------------
    Total operating expense .........................................         45,228          37,250
-----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..........................................         64,623          44,873
Income taxes ........................................................         27,309          19,009
-----------------------------------------------------------------------------------------------------
     NET INCOME .....................................................       $ 37,314        $ 25,864
=====================================================================================================
PER SHARE INFORMATION
BASIC ...............................................................       $   1.32        $   0.92
=====================================================================================================
DILUTED .............................................................       $   1.32        $   0.91
=====================================================================================================
CASH DIVIDENDS DECLARED AND PAID ....................................       $   0.09        $   0.09
=====================================================================================================
Weighted average diluted shares outstanding .........................     28,271,172      28,275,184
=====================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
(In Thousands)                                                                   2002         2001
----------------------------------------------------------------------------------------------------
Net income .................................................................   $ 37,314    $ 25,864
----------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS)
Unrealized gains (losses) on securities available for sale:
   U.S. Treasury securities, agency obligations and other investment
     securities available for sale, at fair value ..........................     (1,356)        693
   Mortgage-backed securities available for sale, at fair value ............       (938)         33
   Less reclassification of realized gains included in net income ..........       (110)        (72)
Unrealized losses on cash flow hedges:
   Net derivative instruments ..............................................       (517)     (1,323)
   Less reclassification of realized losses included in net income .........      1,872       1,164
----------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of income taxes (benefits) ....     (1,049)        495
----------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .......................................................   $ 36,265    $ 26,359
====================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            ---------------------------
(In Thousands)                                                                                  2002           2001
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................................................   $    37,314    $    25,864
Adjustments to reconcile net income to net cash used for operating activities:
   Depreciation and amortization ........................................................        14,990          9,947
   Provision for losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures, mortgage servicing rights
     and other assets ...................................................................           818          8,593
   Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
     investment securities, real estate and other assets ................................       (18,066)        (3,178)
   Net change in interest capitalized on loans (negative amortization) ..................        13,860        (21,886)
   Federal Home Loan Bank stock dividends ...............................................        (1,703)        (1,867)
Loans originated for sale ...............................................................    (1,266,430)      (796,801)
Proceeds from sales of loans held for sale, including those sold
   via mortgage-backed securities .......................................................     1,381,086        595,743
Other, net ..............................................................................       (29,458)        (2,757)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ....................................       132,411       (186,342)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of:
   U.S. Treasury securities, agency obligations and other investment
     securities available for sale ......................................................        68,628         10,017
   Wholly owned real estate and real estate acquired in settlement of loans .............        16,827          2,528
Proceeds from maturities of U.S. Treasury securities, agency obligations
   and other investment securities available for sale ...................................       156,530        202,765
Purchase of:
   U.S. Treasury securities, agency obligations and other investment
     securities available for sale ......................................................       (74,710)      (160,945)
   Mortgage loans under resale agreements ...............................................       (10,000)          --
   Loans receivable held for investment .................................................           (30)          (250)
   Premises and equipment ...............................................................        (3,562)        (3,087)
Originations of loans receivable held for investment (net of refinances of
   $183,227 at March 31, 2002 and $146,113 at March 31, 2001) ...........................      (850,588)      (522,091)
Principal payments on loans receivable held for investment and mortgage-backed
   securities available for sale ........................................................       786,137        563,420
Net change in undisbursed loan funds ....................................................         8,030        (12,250)
Proceeds from (investments in) real estate held for investment ..........................           950         (1,668)
Other, net ..............................................................................           638            215
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities ...............................................        98,850         78,654
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 ---------------------------
(In Thousands)                                                                       2002           2001
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits ..........................................   $   (20,676)   $   625,586
Proceeds from Federal Home Loan Bank advances ................................     1,316,200        498,500
Repayments of Federal Home Loan Bank advances ................................    (1,518,519)    (1,019,802)
Net decrease in other borrowings .............................................            (7)           (79)
Proceeds from exercise of stock options ......................................          --              135
Cash dividends ...............................................................        (2,539)        (2,538)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities .........................      (225,541)       101,802
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................         5,720         (5,886)
Cash and cash equivalents at beginning of period .............................       143,080        127,803
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $   148,800    $   121,917
============================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ................................................................   $    82,061    $   145,806
     Income taxes ............................................................         5,202          1,516
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale ...............           614          2,392
   Loans exchanged for mortgage-backed securities ............................     1,225,243        462,744
   Real estate acquired in settlement of loans ...............................         4,903          5,353
   Loans to facilitate the sale of real estate acquired in settlement of loans         4,336          1,615
============================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of March 31, 2002, December 31, 2001 and March 31, 2001 and the results of operations, comprehensive income, and changes in cash flows for the three months ended March 31, 2002 and 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey's Annual Report on Form 10-K for the year ended December 31, 2001, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) - EARNINGS PER SHARE

     Earnings per share is calculated on both a basic and diluted basis. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

                                                                        Three Months Ended March 31,
                                                  ---------------------------------------------------------------------
                                                                  2002                             2001
                                                  ---------------------------------------------------------------------
                                                                Weighted                         Weighted
                                                                Average                          Average
                                                       Net       Shares     Per Share    Net      Shares      Per Share
(Dollars in Thousands, Except Per Share Data)         Income   Outstanding    Amount   Income   Outstanding     Amount
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share .......                  $37,314      28,213,048      $1.32   $25,864   28,209,678      $0.92
Effect of dilutive stock options                     --            58,124       --        --         65,506       0.01
-----------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                   $37,314      28,271,172      $1.32   $25,864   28,275,184      $0.91
=======================================================================================================================

NOTE (3) - BUSINESS SEGMENT REPORTING

     The following table presents the operating results and selected financial data by major business segments for the periods indicated.

                                                                   Real Estate
(In Thousands)                                         Banking      Investment    Elimination      Totals
------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002
Net interest income ..............................   $    79,940   $         5    $      --      $    79,945
Provision for loan losses ........................         1,447          --             --            1,447
Other income .....................................        28,062         3,291           --           31,353
Operating expense ................................        45,006           222           --           45,228
Net intercompany income (expense) ................            93           (93)          --             --
------------------------------------------------------------------------------------------------------------
Income before income taxes .......................        61,642         2,981           --           64,623
Income taxes .....................................        26,085         1,224           --           27,309
------------------------------------------------------------------------------------------------------------
     Net income ..................................   $    35,557   $     1,757    $      --      $    37,314
============================================================================================================
AT MARCH 31, 2002
Assets:
     Loans and mortgage-backed securities ........   $10,088,113   $      --      $      --      $10,088,113
     Investments in real estate and joint ventures          --          26,384           --           26,384
     Other .......................................       819,407         4,060        (24,963)       798,504
------------------------------------------------------------------------------------------------------------
       Total assets ..............................    10,907,520        30,444        (24,963)    10,913,001
------------------------------------------------------------------------------------------------------------
Equity ...........................................   $   767,622   $    24,963    $   (24,963)   $   767,622
============================================================================================================
THREE MONTHS ENDED MARCH 31, 2001
Net interest income ..............................   $    76,134   $        28    $      --      $    76,162
Provision for loan losses ........................            52          --             --               52
Other income .....................................         4,745         1,268           --            6,013
Operating expense ................................        36,990           260           --           37,250
Net intercompany income (expense) ................            97           (97)          --             --
------------------------------------------------------------------------------------------------------------
Income before income taxes .......................        43,934           939           --           44,873
Income taxes .....................................        18,625           384           --           19,009
------------------------------------------------------------------------------------------------------------
    Net income ...................................   $    25,309   $       555    $      --      $    25,864
============================================================================================================
AT MARCH 31, 2001
Assets:
     Loans and mortgage-backed securities ........   $10,272,222   $      --      $      --      $10,272,222
     Investments in real estate and joint ventures          --          18,690           --           18,690
     Other .......................................       755,324         3,337        (18,471)       740,190
------------------------------------------------------------------------------------------------------------
       Total assets ..............................    11,027,546        22,027        (18,471)    11,031,102
------------------------------------------------------------------------------------------------------------
Equity ...........................................   $   648,592   $    18,471    $   (18,471)   $   648,592
============================================================================================================

NOTE (4) - MORTGAGE SERVICING RIGHTS

     The following table summarizes the activity in our mortgage servicing rights and related allowance for the periods indicated and other related financial data.

                                                                                      Three Months Ended
                                                       ----------------------------------------------------------------------------
                                                         March 31,     December 31,    September 30,     June 30,       March 31,
(Dollars in Thousands)                                     2002            2001            2001            2001           2001
-----------------------------------------------------------------------------------------------------------------------------------
Gross balance at beginning of period ...............   $    65,630     $    61,651     $    55,848     $    49,323     $    46,214
Additions ..........................................        14,997          15,300          10,294          13,403           5,394
Amortization .......................................        (2,916)         (2,956)         (2,495)         (2,299)         (2,063)
Sales of mortgage servicing rights .................           (35)         (4,916)           (582)         (2,328)           --
Impairment write-down ..............................        (2,762)         (3,449)         (1,414)         (2,251)           (222)
-----------------------------------------------------------------------------------------------------------------------------------
     Gross balance at end of period ................        74,914          65,630          61,651          55,848          49,323
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance at beginning of period ...........         8,735          24,144          13,706          13,606           5,483
Provision for (reduction of) impairment ............           360         (11,960)         11,852           2,351           8,345
Impairment write-down ..............................        (2,762)         (3,449)         (1,414)         (2,251)           (222)
-----------------------------------------------------------------------------------------------------------------------------------
     Allowance balance at end of period ............         6,333           8,735          24,144          13,706          13,606
-----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing rights, net ..........   $    68,581     $    56,895     $    37,507     $    42,142     $    35,717
===================================================================================================================================
Estimated fair value (1) ...........................   $    70,532     $    58,047     $    37,507     $    42,142     $    35,752
Weighted average expected life (in months) .........            87              82              59              79              66
Custodial account earnings rate ....................          4.61%           4.36%           2.85%           3.60%           4.85%
Weighted average discount rate .....................          9.13            9.16            9.21            9.26            9.34
===================================================================================================================================
AT PERIOD END
Mortgage loans serviced for others:
     Total .........................................   $ 6,408,812     $ 5,805,811     $ 5,458,970     $ 5,056,120     $ 4,296,883
     With capitalized mortgage servicing rights (1):
        Amount .....................................     6,196,137       5,379,513       5,078,088       4,456,822       3,999,380
        Weighted average interest rate .............          6.85%           6.97%           7.19%           7.29%           7.50%
===================================================================================================================================
Custodial escrow balances ..........................   $     6,103     $    10,596     $    15,415     $     9,924     $     5,281
===================================================================================================================================

(1) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 without capitalized mortgage servicing rights.

     Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of our mortgage servicing rights, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impact the value of custodial accounts; and the discount rate used in valuing future cash flows. The table below summarizes the estimated changes in the fair value of our mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. Also summarized is the earnings impact associated with provisions to or reductions in the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans such as term and coupon. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions to or reductions in the valuation allowance.

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

                                                     Expected     Value of
                                                    Prepayment   Custodial   Discount
(Dollars in Thousands)                                Speeds      Accounts     Rate    Combination
--------------------------------------------------------------------------------------------------
Increase rates 100 basis points:
Fair value (1) ...................................   $ 13,269    $  4,010    $ (2,389)   $ 13,920
Reduction of (increase in) valuation allowance ...      5,363       1,465        (909)      5,480

Decrease rates 100 basis points:
Fair value (2) ...................................    (17,660)     (4,010)      2,541     (20,312)
Reduction of (increase in) valuation allowance ...    (15,711)     (2,184)        728     (18,362)
==================================================================================================

(1) The weighted-average expected life is 117 months.
(2) The weighted-average expected life is 53 months.

     The components of loan servicing income (loss) included in Downey's results of operations are summarized as follows:

                                                                    Three Months Ended
                                              -------------------------------------------------------------
                                               March 31,  December 31,  September 30,  June 30,   March 31,
(In Thousands)                                   2002         2001           2001        2001        2001
-----------------------------------------------------------------------------------------------------------
Income from servicing operations ..........   $  2,688     $  2,477       $  2,576    $  1,752    $  2,223
Amortization of MSRs ......................     (2,916)      (2,956)        (2,495)     (2,299)     (2,063)
(Provision for) reduction of impairment ...       (360)      11,960        (11,852)     (2,351)     (8,345)
-----------------------------------------------------------------------------------------------------------
    Total loan servicing income (loss), net   $   (588)    $ 11,481       $(11,771)   $ (2,898)   $ (8,185)
===========================================================================================================

NOTE (5) - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

Derivatives

     We offer short-term interest rate lock commitments to help us attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if our underwriting standards are met, but do not obligate the potential borrower. The residential one-to-four unit interest rate lock commitments we ultimately expect to sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for interest rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of commitment to the date of funding. At March 31, 2002, we had rate lock commitments estimated to sell as part of our secondary marketing activities of $235 million, with an estimated fair value of $236 million, including a $2.7 million gain associated with mortgage servicing rights.

Hedging Activities

     As part of our secondary marketing activities, we typically utilize short-term forward sale and purchase contracts--derivatives--that mature in less than one year to offset the impact of changes in market interest rates on the value of our residential one-to-four unit interest rate lock commitments and loans held for sale. We do not generally enter into derivative transactions for purely speculative purposes. Contracts designated to loans held for sale are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in forward sale contract values not designated to loans held for sale and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains on sales of loans and mortgage-backed securities. Changes in forward sale contract values designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in forward sale contract values are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. We estimate that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for forward sale contracts are based on observable market prices acquired from third parties. At March 31, 2002, forward sale contracts amounted to $623 million, with an estimated fair value of $628 million, of which $392 million were designated as cash flow hedges, and there were no forward purchase contracts.

     We have not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

     The following table contains the amount of expected rate lock commitment derivatives for loans originated for sale, loans held for sale and the notional amounts for their associated hedging derivatives (i.e., forward sale contracts). Also shown is the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions.

                                                           March 31,  December 31, September 30,  June 30,   March 31,
(In Thousands)                                                2002        2001         2001         2001        2001
-----------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Non-qualifying hedge transactions:
    Expected rate lock commitments .....................   $ 235,099   $ 269,315    $ 422,606    $ 264,397   $ 336,954
    Associated forward sale contracts ..................     230,660     278,319      404,177      294,284     399,720
Qualifying cash flow hedge transactions:
    Loans held for sale, at lower of cost or fair value      388,468     499,024      373,489      376,560     446,264
    Associated forward sale contracts ..................     392,099     508,706      369,335      358,378     371,798
=======================================================================================================================
THREE MONTHS ENDED
Net gains (losses) on non-qualifying hedge transactions    $   4,864   $  (3,834)   $  (1,149)   $     726   $  (1,707)
Net gains (losses) on qualifying cash flow hedge
transactions:
    Unrealized hedge ineffectiveness ...................        --          --            (27)          31        (471)
    Less reclassification of realized hedge
     ineffectiveness ...................................        --          --             27           21         419
-----------------------------------------------------------------------------------------------------------------------
      Total net gains (losses) recognized in sales of
      loans and mortgage-backed securities
      (SFAS 133 effect) ................................       4,864      (3,834)      (1,149)         778      (1,759)
Other comprehensive income (loss) ......................       1,355         501       (2,477)       1,408        (159)
=======================================================================================================================

NOTE (6) - INCOME TAXES

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1995 and are currently reviewing returns filed for the 1996 and 1997 tax years. Tax years subsequent to 1997 remain open to review by federal and state tax authorities. Downey's management believes it has adequately provided for potential exposure with regard to issues that may be raised in the years currently under examination and open to review.

NOTE (7) - CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards No. 142. SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and carries forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. Our intangible assets and goodwill are related to branch acquisitions and not within the scope of SFAS
142. However, this may change as the Financial Accounting Standards Board is currently reconsidering the exclusion of amortization of goodwill related to branch acquisitions and is expected to issue a final Statement in the fourth quarter of 2002. We recognized an unidentified intangible asset for branch acquisitions because the fair value of the liabilities assumed exceeded the fair value of the assets acquired. For the first quarter of 2002, our amortization of excess of cost over fair value of branch acquisitions was $0.1 million and as of March 31, 2002, this asset totaled $3.0 million.

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

OVERVIEW

     Our net income for the first quarter of 2002 totaled $37.3 million or $1.32 per share on a diluted basis, up 44.3% from the $25.9 million or $0.91 per share in the year-ago first quarter.

     The increase in net income between first quarters was due to higher net income from both of our business segments as follows:

     o Banking operations contributed $10.2 million to the increase in net income reflecting:

          o a $14.3 million increase in net gains from sales of loans and mortgage-backed securities, and mortgage servicing rights;

          o a $7.6 million improvement in our loan servicing activity primarily due to a smaller addition to the valuation allowance for mortgage servicing rights;

          o a $3.8 million increase in net interest income due to an increase in our effective interest rate spread; and

          o    a $1.3 million increase in loan and deposit related fees.

          Those favorable items were partially offset by:

          o an $8.0 million increase in operating expenses reflecting an increased number of branch locations and higher loan origination activity; and

          o    a $1.4 million increase in provision for loan losses.

     o Real estate investment activities contributed $1.2 million to the increase in net income reflecting:

          o a recapture of $1.3 million of a previously established valuation allowance; and

          o an increase of $0.3 million in net gains to a total of $0.6 million.

     In addition to higher net income, our key performance measures also improved between first quarters as follows:

     o our efficiency ratio (the percentage of our net interest income and other income, excluding income from real estate investment activities and investment securities gains or losses, used to cover our general and administrative expense) improved from 45.8% to 41.8%;

     o    our return on average assets improved from 0.94% to 1.36%; and

     o    our return on average equity improved from 16.28% to 19.96%.

     Our single family loan originations totaled $2.259 billion in the first quarter of 2002, up 57.1% from the $1.438 billion we originated in the first quarter of 2001 but down 9.6% from the record $2.500 billion we originated in the previous quarter. Of the current quarter total, $992 million represented originations of loans for portfolio, of which $107 million represented subprime credits. In addition to single family loans, we originated $46 million of other loans in the quarter.

     At quarter-end, our assets totaled $10.9 billion and our deposits totaled $8.6 billion, both of which were down slightly from a year ago. During the quarter, six new in-store branches and one new traditional branch were opened, bringing our total branches at quarter end to 144, of which 74 are in-store. A year ago, branches totaled 121, of which 56 were in-store.

     Our non-performing assets increased $1 million during the quarter to $94 million or 0.86% of total assets. This increase was due to a rise in commercial real estate non-accrual loans of $2 million due primarily to a shopping center loan whose principal tenant declared bankruptcy during the quarter and ceased paying rent.

     At March 31, 2002, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") exceeded all regulatory capital tests, with capital-to-asset ratios of 7.61% for both tangible and core capital and 15.39% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Downey's Annual Report on Form 10-K for the year ended December 31, 2001. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

     We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

     o    Allowance   for  losses  on  loans  and  real   estate.   For  further
          information,   see   Financial   Condition--Problem   Loans  and  Real
          Estate--Allowance for Losses on Loans and Real Estate on page 31.

     o    Allowance for mortgage servicing rights. For further information,  see
          Note 4 on page 8 of Notes to Consolidated Financial Statements.

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

     Our net interest income totaled $79.9 million in the first quarter of 2002, up $3.8 million or 5.0% from the same period last year. The improvement between first quarters reflected an increase in our effective interest rate spread, which averaged 3.03% compared to 2.87% a year ago. The improvement between first quarters was due to our cost of funds declining more rapidly than our yield on earning assets. This is indicative of what typically happens when interest rates decline, as there is an administrative lag in the repricing of our loans which are primarily priced to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"). Our earning assets averaged $10.5 billion during the quarter, slightly below the year-ago level.

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

                                                                               Three Months Ended
                                        -------------------------------------------------------------------------------------------
                                                March 31, 2002               December 31, 2001               March 31, 2001
                                        -------------------------------------------------------------------------------------------
                                                              Average                        Average                        Average
                                          Average              Yield/    Average              Yield/    Average              Yield/
(Dollars in Thousands)                    Balance    Interest   Rate     Balance    Interest   Rate     Balance    Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans .........................     $ 9,973,808  $160,277   6.43%  $10,000,631  $178,335   7.13%  $10,180,942  $212,762   8.36%
    Mortgage-backed securities ....         106,375     1,274   4.79        36,623       449   4.90         7,761       128   6.60
    Investment securities .........         464,447     4,847   4.23       420,718     4,700   4.43       431,023     7,076   6.66
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets      10,544,630   166,398   6.31    10,457,972   183,484   7.02    10,619,726   219,966   8.29
Non-interest-earning assets .......         398,488                        370,537                        353,887
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets ..................     $10,943,118                    $10,828,509                    $10,973,613
===================================================================================================================================
Transaction accounts:
    Non-interest-bearing checking .     $   285,156  $   --     --  %    $ 354,231  $   --     --  %  $   246,246  $   --     --  %
    Interest-bearing checking (1) .         425,162       413   0.39       414,470       424   0.41       396,484       633   0.65
    Money market ..................         110,715       507   1.86       103,247       533   2.05        89,259       626   2.84
    Regular passbook ..............       2,442,994    15,394   2.56     1,646,412    11,184   2.70       766,948     6,427   3.40
-----------------------------------------------------------------------------------------------------------------------------------
      Total transaction accounts ..       3,264,027    16,314   2.03     2,518,360    12,141   1.91     1,498,937     7,686   2.08
Certificates of deposit ...........       5,259,181    52,045   4.01     6,214,429    76,494   4.88     6,873,614   107,115   6.32
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits ................       8,523,208    68,359   3.25     8,732,789    88,635   4.03     8,372,551   114,801   5.56
Borrowings ........................       1,425,878    15,053   4.28     1,114,446    12,093   4.31     1,716,077    25,962   6.14
Capital securities ................         120,000     3,041  10.14       120,000     3,041  10.14       120,000     3,041  10.14
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
      capital securities ..........      10,069,086    86,453   3.48     9,967,235   103,769   4.13    10,208,628   143,804   5.71
Other liabilities .................         126,079                        150,070                        129,588
Stockholders' equity ..............         747,953                        711,204                        635,397
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity ........     $10,943,118                    $10,828,509                    $10,973,613
===================================================================================================================================
Net interest income/interest rate
    spread ........................                  $ 79,945   2.83%               $ 79,715   2.89%               $ 76,162   2.58%
Excess of interest-earning assets
    over deposits, borrowings and
    capital securities ............     $   475,544                    $   490,737                    $   411,098
Effective interest rate spread ....                             3.03                           3.05                           2.87
===================================================================================================================================

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

                                                         Three Months Ended
                                        ---------------------------------------------------
                                                March 31, 2002 Versus March 31, 2001
                                                           Changes Due To
                                        ---------------------------------------------------
                                                                       Rate/
(In Thousands)                            Volume         Rate         Volume        Net
-------------------------------------------------------------------------------------------
Interest income:
    Loans ...........................   $ (4,329)     $(49,156)     $  1,000      $(52,485)
    Mortgage-backed securities ......      1,626           (35)         (445)        1,146
    Investment securities ...........        549        (2,578)         (200)       (2,229)
-------------------------------------------------------------------------------------------
      Change in interest income .....     (2,154)      (51,769)          355       (53,568)
-------------------------------------------------------------------------------------------
Interest expense:
    Transaction accounts:
      Interest-bearing checking (1) .         46          (248)          (18)         (220)
      Money market ..................        150          (217)          (52)         (119)
      Regular passbook ..............     14,045        (1,594)       (3,484)        8,967
-------------------------------------------------------------------------------------------
        Total transaction accounts ..     14,241        (2,059)       (3,554)        8,628
    Certificates of deposit .........    (25,159)      (39,093)        9,182       (55,070)
-------------------------------------------------------------------------------------------
      Total interest-bearing deposits    (10,918)      (41,152)        5,628       (46,442)
    Borrowings ......................     (4,406)       (7,180)          677       (10,909)
    Capital securities ..............       --            --            --            --
-------------------------------------------------------------------------------------------
      Change in interest expense ....    (15,324)      (48,332)        6,305       (57,351)
-------------------------------------------------------------------------------------------
Change in net interest income .......   $ 13,170      $ (3,437)     $ (5,950)     $  3,783
===========================================================================================

(1) Included amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $1.4 million in the current quarter, up from $0.1 million in the first quarter of 2001. For further information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 31.

OTHER INCOME

     Our total other income was $31.4 million in the first quarter of 2002, up $25.3 million from a year ago reflecting:

     o a $14.3 million increase in net gains on sales of loans and mortgage-backed securities, and mortgage servicing rights;

     o a $7.6 million improvement in our loan servicing activity primarily due to a smaller addition to the valuation allowance for mortgage servicing rights;

     o a $2.0 million increase from real estate held for investment due primarily to sales activity; and

     o    a $1.3 million increase in loan and deposit related fees.

LOAN AND DEPOSIT RELATED FEES

     Loan and deposit related fees totaled $11.5 million in the first quarter of 2002, up $1.3 million from a year ago. Our deposit related fees increased by $0.7 million or 18.8%, primarily due to higher fees from our checking accounts. Our loan related fees accounted for $0.6 million of the increase between first quarters, of which $0.2 million represented higher loan prepayment fees.

     The following table presents a breakdown of loan and deposit related fees during the periods indicated.

                                                                    Three Months Ended
                                            ----------------------------------------------------------------
                                            March 31,   December 31, September 30,    June 30,     March 31,
(In Thousands)                                2002          2001          2001          2001          2001
------------------------------------------------------------------------------------------------------------
Loan related fees:
    Prepayment fees .....................   $ 4,686       $ 5,475       $ 6,384       $ 7,455       $ 4,525
    Other fees ..........................     2,167         2,477         2,257         2,251         1,779
Deposit related fees:
    Automated teller machine fees .......     1,543         1,670         1,671         1,650         1,533
    Other fees ..........................     3,122         3,224         2,962         2,780         2,393
------------------------------------------------------------------------------------------------------------
      Total loan and deposit related fees   $11,518       $12,846       $13,274       $14,136       $10,230
============================================================================================================

REAL ESTATE AND JOINT VENTURES HELD FOR INVESTMENT

     Income from our real estate and joint ventures held for investment totaled $3.0 million in the first quarter of 2002, up from $1.0 million a year ago. The $2.0 million increase in our income from real estate held for investment was due primarily to sales activity. Sales in the first quarter of 2002 resulted in the recapture of $1.3 million of a previously established valuation allowance and an increase of $0.3 million in net gains to a total of $0.6 million. Those gains primarily relate to joint venture projects and are reported in the category of equity in net income from joint ventures.

     The table below sets forth the key components comprising our income from real estate and joint venture operations during the periods indicated.

                                                                              Three Months Ended
                                                         ---------------------------------------------------------
                                                         March 31, December 31, September 30, June 30,   March 31,
(In Thousands)                                             2002        2001         2001        2001       2001
------------------------------------------------------------------------------------------------------------------
Rental operations, net of expenses ...................   $   823     $ 1,026      $   259      $  452    $   508
Equity in net income from joint ventures .............       745         212           12         121        391
Interest from joint venture advances .................       111          83          101         152        132
Net gains on sales of wholly owned real estate .......      --           127         --          --            2
(Provision for) reduction of losses on real estate and
   joint ventures ....................................     1,318          (1)         374         (33)       (33)
-----------------------------------------------------------------------------------------------------------------
   Income from real estate and joint ventures held for
     investment, net .................................   $ 2,997     $ 1,447      $   746      $  692    $ 1,000
=================================================================================================================

SECONDARY MARKETING ACTIVITIES

     Sales of loans and mortgage-backed securities we originated increased in the first quarter of 2002 to $1.381 billion from $597 million a year ago. Net gains associated with these sales totaled $16.2 million in the first quarter of 2002, up from $2.1 million a year ago. Net gains included the capitalization of mortgage servicing rights of $15.0 million in the first quarter of 2002, compared to $5.4 million a year ago.

     A loss of $0.6 million was recorded in loan servicing from our portfolio of loans serviced for others during the first quarter of 2002, an improvement from a loss of $8.2 million in the year-ago period. This $7.6 million improvement primarily reflected a smaller addition to the valuation allowance for mortgage servicing rights, $0.4 million in the current quarter compared to $8.3 million a year ago. At March 31, 2002, we serviced $6.4 billion of loans for others compared to $5.8 billion at December 31, 2001 and $4.3 billion at March 31, 2001.

     The following table presents a breakdown of the components of our loan servicing income (loss) for the periods indicated.

                                                                     Three Months Ended
                                              ------------------------------------------------------------
                                               March 31, December 31, September 30,  June 30,    March 31,
(In Thousands)                                   2002        2001          2001        2001        2001
----------------------------------------------------------------------------------------------------------
Income from servicing operations ..........   $  2,688    $  2,477      $  2,576    $  1,752    $  2,223
Amortization of MSRs ......................     (2,916)     (2,956)       (2,495)     (2,299)     (2,063)
(Provision for) reduction of impairment ...       (360)     11,960       (11,852)     (2,351)     (8,345)
----------------------------------------------------------------------------------------------------------
    Total loan servicing income (loss), net   $   (588)   $ 11,481      $(11,771)   $ (2,898)   $ (8,185)
==========================================================================================================

     For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements--Note (4)--Mortgage Servicing Rights on page 8.

OPERATING EXPENSE

     Our operating expense totaled $45.2 million in the current quarter, up $8.0 million or 21.4% from the first quarter of 2001 because of higher general and administrative expense. That increase was primarily due to higher costs associated with an increased number of branch locations and higher loan origination activity.

     The following table presents a breakdown of key components comprising operating expense during the periods indicated.

                                                                        Three Months Ended
                                                 -------------------------------------------------------------
                                                 March 31,  December 31,  September 30,  June 30,    March 31,
(In Thousands)                                      2002         2001          2001         2001        2001
--------------------------------------------------------------------------------------------------------------
Salaries and related costs ...................   $ 29,437     $ 27,075      $ 24,943     $ 24,646    $ 23,271
Premises and equipment costs .................      7,133        7,303         6,628        6,042       6,043
Advertising expense ..........................      1,044        1,168           939        1,127       1,176
Professional fees ............................        564          839         2,432        1,604         577
SAIF insurance premiums and regulatory
   assessments ...............................        786          792           786          741         732
Other general and administrative expense .....      6,211        6,339         5,981        5,973       5,339
--------------------------------------------------------------------------------------------------------------
   Total general and administrative expense ..     45,175       43,516        41,709       40,133      37,138
Net operation of real estate acquired in
   settlement of loans .......................        (58)         237           110         (106)         (2)
Amortization of excess of cost over fair value
    of branch acquisitions ...................        111          113           116          114         114
--------------------------------------------------------------------------------------------------------------
    Total operating expense ..................   $ 45,228     $ 43,866      $ 41,935     $ 40,141    $ 37,250
==============================================================================================================

PROVISION FOR INCOME TAXES

     Income taxes for the first quarter totaled $27.3 million, resulting in an effective tax rate of 42.3%, compared to $19.0 million and 42.4% for the like quarter of a year ago. For further information regarding income taxes, see Notes To Consolidated Financial Statements--Note (6)--Income Taxes on page 10.

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

                                                                 Three Months Ended
                                           -------------------------------------------------------------
                                           March 31,  December 31, September 30,   June 30,    March 31,
(In Thousands)                               2002        2001          2001          2001        2001
--------------------------------------------------------------------------------------------------------
Banking net income .....................   $ 35,557    $ 38,225      $ 22,301      $ 33,619    $ 25,309
Real estate investment net income (loss)      1,757         871          (535)         (164)        555
--------------------------------------------------------------------------------------------------------
   Total net income ....................   $ 37,314    $ 39,096      $ 21,766      $ 33,455    $ 25,864
========================================================================================================

Banking

     Net income from our banking operations for the first quarter of 2002 totaled $35.6 million, up $10.2 million or 40.5% from $25.3 million in the first quarter of 2001. The increase between first quarters primarily reflected the following:

     o a $14.3 million increase in net gains from sales of loans and mortgage-backed securities, and mortgage servicing rights;

     o a $7.6 million improvement in our loan servicing activity primarily due to a smaller addition to the valuation allowance for mortgage servicing rights, $0.4 million in the current quarter compared to $8.3 million a year ago;

     o a $3.8 million increase in net interest income due to an increase in our effective interest rate spread; and

     o    a $1.3 million increase in loan and deposit related fees.

Those favorable items were partially offset by the following:

     o an $8.0 million increase in operating expenses reflecting an increased number of branch locations and higher loan origination activity; and

     o a $1.4 million increase in provision for loan losses due primarily to a commercial real estate loan that became impaired during the quarter.

         The table below sets forth our banking operational results and selected financial data for the periods indicated.

                                                                    Three Months Ended
                                          -------------------------------------------------------------------
                                            March 31,   December 31, September 30,    June 30,     March 31,
(In Thousands)                                2002         2001          2001           2001         2001
-------------------------------------------------------------------------------------------------------------
Net interest income ...................   $    79,940   $    79,730   $    73,473   $    76,236   $    76,134
Provision for loan losses .............         1,447         1,290           791           431            52
Other income ..........................        28,062        31,397         5,987        21,211         4,745
Operating expense .....................        45,006        43,680        40,071        38,863        36,990
Net intercompany income ...............            93            96            92            84            97
-------------------------------------------------------------------------------------------------------------
Income before income taxes ............        61,642        66,253        38,690        58,237        43,934
Income taxes ..........................        26,085        28,028        16,389        24,618        18,625
-------------------------------------------------------------------------------------------------------------
     Net income .......................   $    35,557   $    38,225   $    22,301   $    33,619   $    25,309
=============================================================================================================
AT PERIOD END
Assets:
   Loans and mortgage-backed securities   $10,088,113   $10,132,413   $ 9,912,489   $ 9,981,213   $10,272,222
   Other ..............................       819,407       966,942       797,775       837,387       755,324
-------------------------------------------------------------------------------------------------------------
     Total assets .....................    10,907,520    11,099,355    10,710,264    10,818,600    11,027,546
-------------------------------------------------------------------------------------------------------------
Equity ................................   $   767,622   $   733,896   $   698,475   $   680,719   $   648,592
=============================================================================================================

Real Estate Investment

     Net income from our real estate investment operations totaled $1.8 million in the first quarter of 2002, up from $0.6 million in the year-ago quarter. The increase was primarily attributed to higher sales activity that resulted in the recapture of $1.3 million of a previously established valuation allowance and an increase of $0.3 million in net gains that totaled $0.6 million in the current quarter.

     The table below sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                      Three Months Ended
                                                 ----------------------------------------------------------
                                                 March 31, December 31, September 30, June 30,    March 31,
(In Thousands)                                     2002        2001         2001        2001        2001
-----------------------------------------------------------------------------------------------------------
Net interest income (loss) ....................   $     5     $   (15)     $   (26)    $    10     $    28
Other income ..................................     3,291       1,773        1,083       1,072       1,268
Operating expense .............................       222         186        1,864       1,278         260
Net intercompany expense ......................        93          96           92          84          97
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ...     2,981       1,476         (899)       (280)        939
Income taxes (benefit) ........................     1,224         605         (364)       (116)        384
-----------------------------------------------------------------------------------------------------------
   Net income (loss) ..........................   $ 1,757     $   871      $  (535)    $  (164)    $   555
===========================================================================================================
AT PERIOD END
Assets:
   Investment in real estate and joint ventures   $26,384     $38,185      $38,043     $19,950     $18,690
   Other ......................................     4,060       2,003        1,629       1,673       3,337
-----------------------------------------------------------------------------------------------------------
     Total assets .............................    30,444      40,188       39,672      21,623      22,027
-----------------------------------------------------------------------------------------------------------
Equity ........................................   $24,963     $34,513      $33,642     $18,307     $18,471
===========================================================================================================

     Our investment in real estate and joint ventures amounted to $26 million at March 31, 2002, compared to $38 million at December 31, 2001 and $19 million at March 31, 2001.

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 31.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, declined $44 million during the first quarter to a total of $10.1 billion or 92.4% of assets at March 31, 2002. The decrease represented a lower level of loans held for sale and mortgage-backed securities available for sale, as loans held for investment increased by $94 million. Given the low interest rate environment and borrower preference for fixed rate loans, our annualized prepayment speed in the current quarter was 39%, compared to 27% a year ago and 37% during the previous quarter.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                                    Three Months Ended
                                             --------------------------------------------------------------
                                              March 31,  December 31, September 30,   June 30,    March 31,
(In Thousands)                                   2002         2001         2001         2001         2001
-----------------------------------------------------------------------------------------------------------
Loans originated for investment:
   Residential one-to-four units:
     Adjustable ..........................   $  988,063   $  884,312   $  867,271   $  814,696   $  636,988
     Fixed ...............................        4,366        1,788        4,445       10,849        4,117
   Other .................................       45,752       51,488       56,554       43,492       28,964
-----------------------------------------------------------------------------------------------------------
     Total loans originated for investment    1,038,181      937,588      928,270      869,037      670,069
Loans originated for sale (1) ............    1,266,430    1,613,671    1,116,589    1,296,877      796,801
-----------------------------------------------------------------------------------------------------------
   Total loans originated ................   $2,304,611   $2,551,259   $2,044,859   $2,165,914   $1,466,870
===========================================================================================================

(1)      Residential one-to-four unit loans, primarily fixed.

     Originations of one-to-four unit residential loans totaled $2.259 billion in the first quarter of 2002, of which $992 million or 44% were for portfolio, with the balance for sale in the secondary market. This was 9.6% below the $2.500 billion originated in the fourth quarter of 2001, but 57.1% higher than the $1.438 billion we originated in the year-ago first quarter. Of the current quarter originations for portfolio, $107 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 80% of our residential one-to-four unit originations represented refinancing transactions. This is down from 82% in the previous quarter, but up from 71% in the year-ago first quarter. In addition to single family loans, we originated $46 million of other loans in the current quarter.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages tied to COFI, an index which lags behind the movement in market interest rates. This experience is similar to that of recent quarters.

     Our adjustable rate mortgages:

     o generally begin with an incentive interest rate, which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months;

     o generally provide that the maximum interest rate we can charge borrowers cannot exceed the incentive rate by more than six to nine percentage points, depending on the type of loan and the initial rate offered; and

     o limit interest rate adjustments, for loans that adjust both the interest rate and payment amount simultaneously, to 1% per adjustment period for those that adjust semi-annually and 2% per adjustment period for those that adjust annually.

     Most of our adjustable rate mortgages adjust the interest rate monthly and the payment annually. These monthly adjustable rate mortgages:

     o have a lifetime interest rate cap, but no specified periodic interest rate adjustment cap;

     o    have a periodic cap on changes in required monthly payments; and

     o allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments.

     If a loan incurs significant negative amortization, the loan-to-value ratio could increase which indicates an increased risk that the fair value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the added amount cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of 80% or greater wherein the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 70% and 78%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount.

     At March 31, 2002, $6.7 billion of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $166 million represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $1.381 billion of loans in the first quarter of 2002, compared to $1.472 billion in the previous quarter and $597 million in the first quarter of 2001. All were secured by residential one-to-four unit property, and at March 31, 2002, loans held for sale totaled $388 million.

     At March 31, 2002, our unfunded loan application pipeline totaled $1.3 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $660 million, of which $289 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments on undrawn lines and letters of credit of $89 million and loans in process of $56 million. We believe our current sources of funds will enable us to meet these obligations.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                        Three Months Ended
                                                             ---------------------------------------------------------------------
                                                               March 31,    December 31,  September 30,    June 30,     March 31,
(In Thousands)                                                   2002          2001          2001            2001         2001
----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable .........................................   $   880,729    $   801,751    $  767,246    $   620,539    $ 501,945
      Adjustable - subprime ..............................       107,334         82,561       100,025        106,148      135,043
----------------------------------------------------------------------------------------------------------------------------------
        Total adjustable .................................       988,063        884,312       867,271        726,687      636,988
      Fixed ..............................................         4,336          1,577         3,294          7,455        4,117
      Fixed - subprime ...................................          --              211         1,103          3,394         --
     Residential five or more units:
      Adjustable .........................................          --             --            --             --           --
      Fixed ..............................................          --             --            --              125         --
----------------------------------------------------------------------------------------------------------------------------------
        Total residential ................................       992,399        886,100       871,668        737,661      641,105
     Commercial real estate ..............................          --              133          --             --           --
     Construction ........................................        13,672         32,025        27,649         23,154       18,888
     Land ................................................        18,542          5,153         4,870          6,219         --
   Non-mortgage:
     Commercial ..........................................         1,361          4,006         8,440          4,970          165
     Automobile ..........................................           376            275           957          1,502        2,091
     Other consumer ......................................        11,801          9,896         7,965          7,522        7,570
----------------------------------------------------------------------------------------------------------------------------------
      Total loans originated .............................     1,038,151        937,588       921,549        781,028      669,819
Real estate loans purchased:
   One-to-four units .....................................            30           --              48         88,009         --
   One-to-four units - subprime ..........................          --             --            --             --           --
   Other (1) .............................................          --             --           6,673           --            250
----------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ...................            30           --           6,721         88,009          250
----------------------------------------------------------------------------------------------------------------------------------
         Total loans originated and purchased ............     1,038,181        937,588       928,270        869,037      670,069
Loan repayments ..........................................      (942,811)      (945,582)     (968,918)    (1,095,547)    (705,116)
Other net changes (2) ....................................          (936)       (12,036)      (24,333)         5,813       32,585
----------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment ..        94,434        (20,030)      (64,981)      (220,697)      (2,462)
----------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO
Residential one-to-four  units:
   Originated whole loans ................................     1,264,559      1,610,470     1,115,345      1,296,270      796,216
   Loans purchased .......................................         1,871          3,201         1,244            607          585
   Loans transferred to the investment portfolio .........          (614)        (3,167)       (1,108)          (787)      (2,392)
   Originated whole loans sold ...........................      (156,206)      (181,632)     (129,237)      (292,552)    (134,352)
   Loans exchanged for mortgage-backed securities ........    (1,225,243)    (1,290,355)     (991,232)    (1,071,840)    (462,744)
   Other net changes .....................................          (789)          (404)         (530)          (649)      (3,179)
   Capitalized basis adjustment (3) ......................         5,866        (12,578)        2,447           (753)         558
----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ......      (110,556)       125,535        (3,071)       (69,704)     194,692
----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ........................     1,225,243      1,290,355       991,232      1,071,840      462,744
   Sold ..................................................    (1,225,243)    (1,290,355)     (991,232)    (1,071,840)    (462,744)
   Purchased .............................................          --          115,597          --             --           --
   Repayments ............................................       (26,553)          (773)         (686)          (647)      (4,417)
   Other net changes .....................................        (1,625)          (405)           14             39           56
----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
      available for sale .................................       (28,178)       114,419          (672)          (608)      (4,361)
----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
      mortgage-backed securities available for sale ......      (138,734)       239,954        (3,743)       (70,312)     190,331
----------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and
      mortgage-backed securities .........................   $   (44,300)   $   219,924    $  (68,724)   $  (291,009)   $ 187,869
==================================================================================================================================

(1) Included one commercial loan for the three months ended September 30, 2001 and two residential five or more unit loans for the three months ended March 31, 2001.
(2) Primarily included borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(3) Reflected the change in fair value from date of interest rate lock commitment to date of origination.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolio at the dates indicated.

                                                          March 31,     December 31,   September 30,     June 30,        March 31,
(In Thousands)                                              2002            2001           2001            2001            2001
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans secured by real estate:
    Residential one-to-four units:
      Adjustable ...................................   $  7,574,205    $  7,364,677    $  7,191,929    $  7,097,270    $  7,215,128
      Adjustable - subprime ........................      1,423,661       1,491,416       1,588,573       1,683,302       1,748,715
      Fixed ........................................        295,228         334,384         375,533         408,757         437,197
      Fixed - subprime .............................         13,099          15,303          17,421          18,256          16,941
------------------------------------------------------------------------------------------------------------------------------------
         Total residential one-to-four units .......      9,306,193       9,205,780       9,173,456       9,207,585       9,417,981
    Residential five or more units:
      Adjustable ...................................          5,920           6,055           6,199          13,359          13,462
      Fixed ........................................          4,230           5,124           5,290           5,464           5,453
    Commercial real estate:
      Adjustable ...................................         40,650          40,900          41,987          47,236          47,583
      Fixed ........................................         69,691          71,609         100,493         110,513         114,586
    Construction ...................................         78,202          84,942          99,161          99,261          96,564
    Land ...........................................         36,303          22,028          21,121          21,283          21,230
Non-mortgage:
    Commercial .....................................         21,182          22,017          22,762          21,648          21,312
    Automobile .....................................         20,902          24,529          29,109          32,594          36,590
    Other consumer .................................         48,067          50,908          53,243          56,096          58,610
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment ..............      9,631,340       9,533,892       9,552,821       9,615,039       9,833,371
Increase (decrease) for:
    Undisbursed loan funds .........................        (65,813)        (61,280)        (62,880)        (59,940)        (59,206)
    Net deferred costs and premiums ................         80,622          77,916          79,540          78,621          80,010
    Allowance for losses ...........................        (37,307)        (36,120)        (35,043)        (34,301)        (34,059)
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment, net .........      9,608,842       9,514,408       9,534,438       9,599,419       9,820,116
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET
Loans held for sale:
    Residential one-to-four units ..................        392,928         509,317         371,237         376,755         445,706
    Residential one-to-four units - subprime .......           --                33            --              --              --
    Capitalized basis adjustment (1) ...............         (4,460)        (10,326)          2,252            (195)            558
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale ....................        388,468         499,024         373,489         376,560         446,264
Mortgage-backed securities available for sale:
    Adjustable .....................................         73,792         101,562           4,562           5,234           5,835
    Fixed ..........................................         17,011          17,419            --              --                 7
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage-backed securities available for
         sale ......................................         90,803         118,981           4,562           5,234           5,842
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale and mortgage-backed
         securities available for sale .............        479,271         618,005         378,051         381,794         452,106
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-backed securities ...   $ 10,088,113    $ 10,132,413    $  9,912,489    $  9,981,213    $ 10,272,222
====================================================================================================================================

(1) Reflected the change in fair value from date of interest rate lock commitment to date of origination.

     We carry loans for sale at the lower of cost or fair value. At March 31, 2002, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

     At March 31, 2002, our residential one-to-four units subprime portfolio consisted of approximately 80% "A-" credit, 17% "B" credit and 3% "C" credit loans. At March 31, 2002, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at March 31, 2002, reflected an unrealized loss of $2.9 million. The current quarter-end unrealized loss, less the associated tax effect, is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At March 31, 2002, our deposits totaled $8.6 billion, down slightly from both the year-ago level and year-end 2001. Compared to the year-ago period, our certificates of deposit declined $2.1 billion or 29.9%, which was partially offset by an increase in our lower-rate transaction accounts--i.e., checking, regular passbook and money market--of $2.0 billion, more than double the year-ago level. Within transaction accounts, approximately 99% of the increase was in our passbook accounts, as depositors moved monies from certificates of deposit because they seemed more interested in liquidity given the relatively low level of interest rates. At March 31, 2002, the average deposit size of our traditional branches was $105 million, while the average size of our in-store branches was $17 million, or $21 million excluding the 18 new in-store branches opened within the past 12 months.

     The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

                            March 31, 2002     December 31, 2001    September 30, 2001     June 30, 2001        March 31, 2001
                        ---------------------------------------------------------------------------------------------------------
                         Weighted             Weighted             Weighted             Weighted             Weighted
                          Average              Average              Average              Average              Average
(Dollars in Thousands)     Rate       Amount    Rate       Amount    Rate       Amount    Rate       Amount    Rate       Amount
---------------------------------------------------------------------------------------------------------------------------------
Transaction accounts:
    Non-interest-bearing
     checking ..........   --  %   $  312,962   --  %   $  263,165   --  %   $  327,335   --  %   $  328,338   --  %   $  335,404
    Interest-bearing
     checking (1) ......   0.25       436,612   0.35       423,776   0.42       403,134   0.42       401,126   0.42       416,636
    Money market .......   1.82       112,646   2.01       108,747   2.29        97,548   2.79        89,949   2.87        91,733
    Regular passbook ...   2.57     2,789,500   2.46     2,131,048   2.96     1,308,959   3.44       986,488   3.38       807,503
---------------------------------------------------------------------------------------------------------------------------------
     Total transaction
       accounts ........   2.05     3,651,720   1.92     2,926,736   2.00     2,136,976   2.11     1,805,901   1.92     1,651,276
Certificates of
deposit:
   Less than 3.00% .....   2.45     1,467,532   2.41       970,854   2.41        39,217   2.48        27,473   2.14         7,620
   3.00-3.49 ...........   3.29     1,080,673   3.20       458,511   3.26       379,901   3.36         8,342   3.45            26
   3.50-3.99 ...........   3.84       527,613   3.84       532,634   3.83       508,383   3.83        82,191   3.81        20,748
   4.00-4.49 ...........   4.23       830,142   4.22       892,517   4.22       888,123   4.29       387,442   4.38         7,279
   4.50-4.99 ...........   4.76       495,530   4.76       555,885   4.73       815,711   4.74       691,800   4.72       293,442
   5.00-5.99 ...........   5.21       356,605   5.30       921,510   5.36     1,883,498   5.50     2,791,697   5.62     2,288,745
   6.00 and greater ....   6.32       189,075   6.37     1,360,919   6.46     2,216,973   6.59     3,245,218   6.64     4,439,139
---------------------------------------------------------------------------------------------------------------------------------
     Total certificates
       of deposit ......   3.66     4,947,170   4.54     5,692,830   5.24     6,731,806   5.82     7,234,163   6.21     7,056,999
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits ..   2.98%   $8,598,890   3.65%   $8,619,566   4.46%   $8,868,782   5.08%   $9,040,064   5.40%   $8,708,275
=================================================================================================================================

(1)  Included amounts swept into money market deposit accounts.

BORROWINGS

     During the current quarter, our borrowings declined $202 million to $1.3 billion, due to a decrease in FHLB advances. This followed an increase of $595 million during the fourth quarter of 2001.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                       March 31,   December 31,  September 30,   June 30,      March 31,
(Dollars in Thousands)                                   2002          2001          2001          2001          2001
-------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................      $1,320,386    $1,522,705    $  927,398    $  892,670    $1,457,046
Other borrowings ...............................            --               7            29            94           145
-------------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................      $1,320,386    $1,522,712    $  927,427    $  892,764    $1,457,191
-------------------------------------------------------------------------------------------------------------------------
Weighted average rate on borrowings during
    the period .................................            4.28%         4.31%         5.01%         5.67%         6.14%
Total borrowings as a percentage of total assets           12.10         13.71          8.65          8.25         13.21
=========================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense on our capital securities, including the amortization of deferred issuance costs, was $3.0 million for the first quarter of 2002.

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

     In addition to the market risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our off-balance sheet commitments where we have committed to an interest rate with a potential borrower for a loan we intend to sell (known as an interest rate lock derivative). Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions.

     Changes in mortgage interest rates also impact the value of our mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of mortgage servicing rights. Declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights. Currently, we do not hedge our mortgage servicing rights against that risk.

     We currently do not enter into hedging contracts for speculative purposes.

     There has been no significant change in our market risk since December 31, 2001.

     One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of March 31, 2002, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

                                                                                    March 31, 2002
                                                 ---------------------------------------------------------------------------------
                                                   Within         7 - 12          1 - 5         6 - 10        Over        Total
(Dollars in Thousands)                            6 Months        Months          Years         Years       10 Years     Balance
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock ..(1)   $  264,684    $    17,893     $  125,707     $      68    $   --      $   408,352
    Loans and mortgage-backed securities:  (2)
     Loans secured by real estate:
       Residential:
         Adjustable .......................       7,671,717        192,364      1,191,558          --          --        9,055,639
         Fixed ............................         429,818         33,307        154,616        61,581      21,417        700,739
       Commercial real estate .............          39,457         11,508         50,708         2,234       1,584        105,491
       Construction .......................          38,205           --             --            --          --           38,205
       Land ...............................          17,492              9             66           781        --           18,348
     Non-mortgage loans:
       Commercial .........................          10,805           --             --            --          --           10,805
       Consumer ...........................          52,568          4,415         11,100          --          --           68,083
     Mortgage-backed securities ...........          40,224         35,830          6,501         4,387       3,861         90,803
----------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed securities    8,300,286        277,433      1,414,549        68,983      26,862     10,088,113
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ........      $8,564,970    $   295,326     $1,540,256     $  69,051    $ 26,862    $10,496,465
===================================================================================================================================
Transaction accounts:
    Non-interest-bearing checking .........      $  312,962    $      --       $     --       $    --      $   --      $   312,962
    Interest-bearing checking .............(3)      436,612           --             --            --          --          436,612
    Money market ..........................(4)      112,646           --             --            --          --          112,646
    Regular passbook ......................(4)    2,789,500           --             --            --          --        2,789,500
----------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ...........       3,651,720           --             --            --          --        3,651,720
Certificates of deposit ...................(1)    2,823,767      1,276,030        847,373          --          --        4,947,170
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits ........................       6,475,487      1,276,030        847,373          --          --        8,598,890
Borrowings ................................         123,255         56,781        710,350       430,000        --        1,320,386
Capital securities ........................            --             --             --            --       120,000        120,000
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
       capital securities .................      $6,598,742    $ 1,332,811     $1,557,723     $ 430,000    $120,000    $10,039,276
===================================================================================================================================
Excess (shortfall) of interest-earning
    assets over deposits, borrowings and
    capital securities ....................      $1,966,228    $(1,037,485)    $  (17,467)    $(360,949)   $(93,138)   $   457,189
Cumulative gap ............................       1,966,228        928,743        911,276       550,327     457,189
Cumulative gap - as a % of total assets:
    March 31, 2002 ........................           18.02%          8.51%          8.35%         5.04%       4.19%
    December 31, 2001 .....................           12.01           4.76           7.91          4.71        3.86
    March 31, 2001 ........................           19.74           3.99           6.45          3.63        3.31
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

     Our six-month gap at March 31, 2002 was a positive 18.02%. This means that more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 12.01% at December 31, 2001 and 19.74% at March 31, 2001. We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended March 31, 2002, we originated and purchased for investment $3.7 billion of adjustable rate loans which represented approximately 99% of all loans we originated and purchased for investment during the period.

     At March 31, 2002, 99% of our interest-earning assets mature, reprice or are estimated to prepay within five years, unchanged from December 31, 2001 and up slightly from 98% at March 31, 2001. At March 31, 2002, loans held for investment and mortgage-backed securities with adjustable interest rates represented 92% of those portfolios. During the first quarter of 2002, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At March 31, 2002, $9.4 billion or 93% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $9.3 billion or 91% at December 31, 2001, and $9.4 billion or 91% at March 31, 2001.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                            March 31, December 31,  September 30, June 30,    March 31,
                                              2002        2001          2001        2001        2001
-------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities       6.45%       7.15%         7.68%       8.24%       8.56%
   Federal Home Loan Bank stock .......       5.30        5.31          6.00        6.00        5.51
   Investment securities ..............       3.43        3.54          5.18        5.38        6.00
-------------------------------------------------------------------------------------------------------
     Interest-earning assets yield ....       6.35        6.98          7.59        8.12        8.46
-------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................       2.98        3.65          4.46        5.08        5.40
   Borrowings:
     Federal Home Loan Bank advances ..       4.63        3.73          4.70        5.36        5.94
     Other borrowings .................       --          7.88          7.88        7.88        7.88
-------------------------------------------------------------------------------------------------------
         Total borrowings .............       4.63        3.73          4.70        5.36        5.94
   Capital securities .................      10.00       10.00         10.00       10.00       10.00
-------------------------------------------------------------------------------------------------------
     Combined funds cost ..............       3.28        3.74          4.55        5.16        5.53
-------------------------------------------------------------------------------------------------------
         Interest rate spread .........       3.07%       3.24%         3.04%       2.96%       2.93%
=======================================================================================================

     The period-end weighted average yield on our loan portfolio declined to 6.45% at March 31, 2002, down from 7.15% at December 31, 2001 and 8.56% at March 31, 2001. At March 31, 2002, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.1 billion with a weighted average rate of 6.35%, compared to $9.0 billion with a weighted average rate of 7.11% at December 31, 2001, and $9.0 billion with a weighted average rate of 8.65% at March 31, 2001.

PROBLEM LOANS AND REAL ESTATE

Non-Performing Assets

     Non-performing assets consist of loans on which we have ceased the accrual of interest, which we refer to as non-accrual loans, loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets increased $1 million during the current quarter to $94 million or 0.86% of total assets. This increase was primarily due to a $2 million rise in commercial real estate non-accrual loans as a result of a shopping center loan whose principal tenant declared bankruptcy during the quarter and ceased paying rent. Non-performing assets at quarter end included non-accrual loans aggregating $4 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                       March 31, December 31, September 30,  June 30,   March 31,
(Dollars in Thousands)                                    2002       2001         2001         2001       2001
-----------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $43,934    $43,210      $29,266      $22,494    $16,965
    Residential one-to-four units - subprime ........    33,169     31,166       31,076       25,737     26,353
    Other ...........................................     4,589      2,668        2,927        3,054      3,367
-----------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    81,692     77,044       63,269       51,285     46,685
Troubled debt restructure - below market rate (1) ...       203        203          204          204        205
Real estate acquired in settlement of loans .........    11,917     15,366       11,870        8,366     11,634
Repossessed automobiles .............................        19         19           28           37         15
-----------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................   $93,831    $92,632      $75,371      $59,892    $58,539
=================================================================================================================
Allowance for loan losses:
    Amount ..........................................   $37,307    $36,120      $35,043      $34,301    $34,059
    As a percentage of non-performing loans .........     45.55%     46.76%       55.21%       66.62%     72.64%
Non-performing assets as a percentage of total assets      0.86       0.83         0.70         0.55       0.53
=================================================================================================================

(1)  Represents a residential single one-to-four unit loan.

Delinquent Loans

     Loans delinquent 30 days or more declined during the first quarter to 1.05% at March 31, 2002, from 1.10% at December 31, 2001, but were above the 0.73% of a year ago. The decline during the current quarter primarily occurred in our residential one-to-four units category.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                        March 31, 2002                             December 31, 2001
                                     ---------------------------------------------------------------------------------------------
                                       30-59       60-89       90+                     30-59       60-89        90+
(Dollars in Thousands)                  Days        Days     Days (1)      Total        Days        Days      Days (1)     Total
----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..........   $ 19,454    $  6,360    $ 34,724    $ 60,538    $ 19,170    $ 12,797    $ 33,449    $ 65,416
      One-to-four units - subprime     13,653       4,175      25,797      43,625      13,159       9,104      20,958      43,221
      Five or more units .........       --          --          --          --          --          --          --          --
    Commercial real estate .......       --          --          --          --          --          --          --          --
    Construction .................       --          --          --          --          --          --          --          --
    Land .........................       --          --          --          --          --          --          --          --
----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ....     33,107      10,535      60,521     104,163      32,329      21,901      54,407     108,637
Non-mortgage:
    Commercial ...................       --          --           637         637        --          --         1,163       1,163
    Automobile ...................        138          14          79         231         174          85          46         305
    Other consumer ...............        142          57         185         384         356          62         173         591
----------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans .....   $ 33,387    $ 10,606    $ 61,422    $105,415    $ 32,859    $ 22,048    $ 55,789    $110,696
==================================================================================================================================
Delinquencies as a percentage of
    total loans ..................       0.33%       0.11%       0.61%       1.05%       0.33%       0.22%       0.55%       1.10%
==================================================================================================================================
                                                      September 30, 2001                               June 30, 2001
                                     ---------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..........   $18,515    $ 8,165    $25,131    $51,811    $15,190    $ 7,262    $17,291    $39,743
      One-to-four units - subprime    11,212      8,569     21,649     41,430     11,402      6,513     20,772     38,687
      Five or more units .........      --         --         --         --         --         --          248        248
    Commercial real estate .......      --         --         --         --         --         --         --         --
    Construction .................      --         --         --         --         --         --         --         --
    Land .........................      --         --         --         --         --         --         --         --
----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ....    29,727     16,734     46,780     93,241     26,592     13,775     38,311     78,678
Non-mortgage:
    Commercial ...................      --         --        1,290      1,290       --         --        1,290      1,290
    Automobile ...................       269         54         80        403        112         63         32        207
    Other consumer ...............       253         38        264        555        287         28        185        500
----------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans .....   $30,249    $16,826    $48,414    $95,489    $26,991    $13,866    $39,818    $80,675
==================================================================================================================================
Delinquencies as a percentage of
    total loans ..................      0.30%      0.17%      0.49%      0.96%      0.27%      0.14%      0.40%      0.81%
==================================================================================================================================
                                                  March 31, 2001
                                     -----------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ..........   $14,166    $ 6,961    $15,490    $36,617
      One-to-four units - subprime    11,223      6,651     17,860     35,734
      Five or more units .........      --         --          508        508
    Commercial real estate .......      --         --         --         --
    Construction .................      --         --         --         --
    Land .........................      --         --         --         --
------------------------------------------------------------------------------
      Total real estate loans ....    25,389     13,612     33,858     72,859
Non-mortgage:
    Commercial ...................      --        1,290       --        1,290
    Automobile ...................       230         55         74        359
    Other consumer ...............       189         31        190        410
------------------------------------------------------------------------------
      Total delinquent loans .....   $25,808    $14,988    $34,122    $74,918
==============================================================================
Delinquencies as a percentage of
    total loans ..................      0.25%      0.15%      0.33%      0.73%
==============================================================================

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

     We adhere to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate valuation allowance to cover asset losses. The amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. Included in both these allowances are those amounts associated with assets where it is probable that the recorded value of the asset declined and the loss can be reasonably estimated. If we determine the carrying value of our asset exceeds its net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

     Allowances for losses on all assets were $38 million at March 31, 2002, compared to $39 million at December 31, 2001, and $37 million at March 31, 2001.

     Our provision for loan losses was $1.4 million in the current quarter and exceeded our net loan charge-offs by $1.2 million resulting in an increase in the allowance for loan losses to $37.3 million at March 31, 2002. The current quarter allowance increase reflected an increase of $1.2 million in allocated allowances due primarily to a commercial real estate loan that became impaired during the quarter. There were no changes in our general valuation allowances or our unallocated allowance of $2.8 million.

     The following table summarizes the activity in our allowance for loan losses during the periods indicated.

                                                       Three Months Ended
                                 -----------------------------------------------------------
                                 March 31,  December 31, September 30,  June 30,   March 31,
(In Thousands)                      2002        2001        2001          2001        2001
--------------------------------------------------------------------------------------------
Balance at beginning of period   $ 36,120    $ 35,043      $ 34,301    $ 34,059    $ 34,452
Provision ....................      1,447       1,290           791         431          52
Charge-offs ..................       (276)       (316)         (198)       (326)       (508)
Recoveries ...................         16         103           149         137          63
--------------------------------------------------------------------------------------------
Balance at end of period .....   $ 37,307    $ 36,120      $ 35,043    $ 34,301    $ 34,059
============================================================================================

     The following table presents by category of loan gross charge-offs, gross recoveries and net charge-offs during the periods indicated.

                                                                            Three Months Ended
                                                       ---------------------------------------------------------
                                                       March 31, December 31, September 30, June 30,   March 31,
(Dollars in Thousands)                                   2002        2001         2001        2001       2001
----------------------------------------------------------------------------------------------------------------
GROSS LOAN CHARGE-OFFS
 Loans secured by real estate:
    Residential:
      One-to-four units .............................   $ 125       $ 108        $  25       $ 115        $ 282
      One-to-four units - subprime ..................      17          70           60          92          122
      Five or more units ............................    --          --           --          --           --
    Commercial real estate ..........................    --          --           --          --           --
    Construction ....................................    --          --           --          --           --
    Land ............................................    --          --           --          --           --
Non-mortgage:
    Commercial ......................................    --          --           --          --           --
    Automobile ......................................      52          51           26          72           48
    Other consumer ..................................      82          87           87          47           56
----------------------------------------------------------------------------------------------------------------
      Total gross loan charge-offs ..................     276         316          198         326          508
----------------------------------------------------------------------------------------------------------------
GROSS LOAN RECOVERIES
 Loans secured by real estate:
    Residential:
      One-to-four units .............................       9           1           86         121           59
      One-to-four units - subprime ..................    --           100           61           5         --
      Five or more units ............................    --          --           --          --           --
    Commercial real estate ..........................    --          --           --             1         --
    Construction ....................................    --          --           --          --           --
    Land ............................................    --          --           --          --           --
Non-mortgage:
    Commercial ......................................    --          --           --          --           --
    Automobile ......................................       5        --           --             4         --
    Other consumer ..................................       2           2            2           6            4
----------------------------------------------------------------------------------------------------------------
      Total gross loan recoveries ...................      16         103          149         137           63
----------------------------------------------------------------------------------------------------------------
NET LOAN CHARGE-OFFS
 Loans secured by real estate:
    Residential:
      One-to-four units .............................     116         107          (61)         (6)         223
      One-to-four units - subprime ..................      17         (30)          (1)         87          122
      Five or more units ............................    --          --           --          --           --
    Commercial real estate ..........................    --          --           --            (1)        --
    Construction ....................................    --          --           --          --           --
    Land ............................................    --          --           --          --           --
Non-mortgage:
    Commercial ......................................    --          --           --          --           --
    Automobile ......................................      47          51           26          68           48
    Other consumer ..................................      80          85           85          41           52
----------------------------------------------------------------------------------------------------------------
      Total net loan charge-offs ....................   $ 260       $ 213        $  49       $ 189        $ 445
================================================================================================================
Net loan charge-offs as a percentage of average loans    0.01%       0.01%           -%       0.01%        0.02%
================================================================================================================

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                          March 31, 2002                 December 31, 2001              September 30, 2001
                               ----------------------------------------------------------------------------------------------------
                                             Gross     Allowance               Gross     Allowance               Gross    Allowance
                                             Loan     Percentage               Loan     Percentage               Loan    Percentage
                                           Portfolio    to Loan              Portfolio    to Loan              Portfolio   to Loan
(Dollars in Thousands)         Allowance    Balance     Balance  Allowance    Balance     Balance  Allowance    Balance    Balance
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $18,566   $7,869,433     0.24%    $19,033   $7,699,061     0.25%    $16,598   $7,567,462     0.22%
     One-to-four
       units-subprime .......     9,755    1,436,760     0.68       9,633    1,506,719     0.64      10,385    1,605,994     0.65
     Five or more units .....        76       10,150     0.75          84       11,179     0.75          86       11,489     0.75
   Commercial real estate ...     3,367      110,341     3.05       1,848      112,509     1.64       2,262      142,480     1.59
   Construction .............       920       78,202     1.18       1,005       84,942     1.18       1,164       99,161     1.17
   Land .....................       446       36,303     1.23         274       22,028     1.24         262       21,121     1.24
Non-mortgage:
   Commercial ...............       511       21,182     2.41         573       22,017     2.60         650       22,762     2.86
   Automobile ...............       292       20,902     1.40         277       24,529     1.13         196       29,109     0.67
   Other consumer ...........       574       48,067     1.19         593       50,908     1.16         640       53,243     1.20
Not specifically allocated ..     2,800         --       --         2,800         --       --         2,800         --       --
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $37,307   $9,631,340     0.39%    $36,120   $9,533,892     0.38%    $35,043   $9,552,821     0.37%
===================================================================================================================================
                                          June 30, 2001                   March 31, 2001
                                ----------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ......   $15,139   $7,506,027     0.20%    $14,599   $7,652,325     0.19%
     One-to-four
       units-subprime .......    10,826    1,701,558     0.64      11,071    1,765,656     0.63
     Five or more units .....       141       18,823     0.75         142       18,915     0.75
   Commercial real estate ...     2,703      157,749     1.71       2,709      162,169     1.67
   Construction .............     1,171       99,261     1.18       1,142       96,564     1.18
   Land .....................       263       21,283     1.24         261       21,230     1.23
Non-mortgage:
   Commercial ...............       422       21,648     1.95         424       21,312     1.99
   Automobile ...............       175       32,594     0.54         234       36,590     0.64
   Other consumer ...........       661       56,096     1.18         677       58,610     1.16
Not specifically allocated ..     2,800         --       --         2,800         --       --
------------------------------------------------------------------------------------------------
   Total loans held for
     investment .............   $34,301   $9,615,039     0.36%    $34,059   $9,833,371     0.35%
================================================================================================

     At March 31, 2002, the recorded investment in loans for which we recognized impairment totaled $17 million, up from $13 million at December 31, 2001. The allowance for losses related to these loans increased from $1 million at December 31, 2001, to $2 million at March 31, 2002. During the first quarter of 2002, total interest recognized on the impaired loan portfolio was $0.3 million.

         The following table summarizes the activity in our allowance for loan losses associated with impaired loans during the periods indicated.

                                                    Three Months Ended
                                -------------------------------------------------------------
                                March 31,  December 31, September 30,  June 30,     March 31,
(In Thousands)                     2002        2001          2001        2001         2001
---------------------------------------------------------------------------------------------
Balance at beginning of period   $   759     $ 1,210       $   782     $   798      $   800
Provision (reduction) ........     1,597        (451)          428         (16)          (2)
Charge-offs ..................      --          --            --          --           --
Recoveries ...................      --          --            --          --           --
---------------------------------------------------------------------------------------------
Balance at end of period .....   $ 2,356     $   759       $ 1,210     $   782      $   798
=============================================================================================

     The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                     Three Months Ended
                                 -----------------------------------------------------------
                                 March 31,  December 31, September 30,  June 30,   March 31,
(In Thousands)                     2002         2001         2001         2000        2001
--------------------------------------------------------------------------------------------
Balance at beginning of period   $ 2,690      $ 2,689      $ 3,063      $ 3,030     $ 2,997
Provision (reduction) ........    (1,318)           1         (374)          33          33
Charge-offs ..................      (339)        --           --           --          --
Recoveries ...................      --           --           --           --          --
--------------------------------------------------------------------------------------------
Balance at end of period .....   $ 1,033      $ 2,690      $ 2,689      $ 3,063     $ 3,030
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

     Our primary sources of funds generated in the first quarter of 2002 were from:

     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $786 million;

     o maturities and sales of U.S. Treasury securities, agency obligations and other investment securities available for sale of $225 million; and

     o    a net decrease of our loans held for sale of $111 million.

     We used these funds for the following purposes:

     o to originate and purchase loans held for investment, excluding refinances of our existing loans, of $851 million;

     o    to paydown our borrowings by $202 million; and

     o to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $75 million.

     Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At March 31, 2002, our FHLB borrowings totaled $1.3 billion, representing 12.1% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.0 billion. To the extent deposit growth over the remainder of 2002 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we will utilize our FHLB borrowing arrangement or possibly other sources. As of March 31, 2002, we had commitments to borrowers for short-term rate locks of $660 million, undisbursed loan funds and unused lines and letters of credit of $145 million, and other contingent liabilities of $3 million. We believe our current sources of funds enable us to meet these obligations while maintaining our liquidity at appropriate levels.

     Another measure of liquidity in the savings and loan industry is the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. At March 31, 2002, the Bank's ratio was 3.9%, compared to 4.3% at December 31, 2001 and 4.6% at March 31, 2001.

     The holding company currently has liquid assets, including due from Bank--interest-bearing balances, of $22 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

     Stockholders' equity totaled $768 million at March 31, 2002, up from $734 million at December 31, 2001 and $649 million at March 31, 2001.

REGULATORY CAPITAL

     Our core and tangible capital ratios were both 7.61% and our risk-based capital ratio was 15.39%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of March 31, 2002.

                                                   Tangible Capital       Core Capital      Risk-Based Capital
                                                --------------------- -------------------- ---------------------
(Dollars in Thousands)                             Amount   Ratio       Amount    Ratio      Amount     Ratio
----------------------------------------------------------------------------------------------------------------
Stockholder's equity ........................    $860,022              $860,022             $860,022
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real
      estate ................................     (24,094)              (24,094)             (24,094)
    Excess cost over fair value of branch
      acquisitions ..........................      (3,039)               (3,039)              (3,039)
    Non-permitted mortgage servicing rights .      (6,858)               (6,858)              (6,858)
   Additions:
    Unrealized losses on securities available
      for sale ..............................       1,288                 1,288                1,288
    General loss allowance - investment in
      DSL Service Company ...................          46                    46                   46
    Allowance for loan losses,
      net of specific allowances (1) ........        --                    --                 35,631
----------------------------------------------------------------------------------------------------------------
Regulatory capital ..........................     827,365    7.61%      827,365   7.61%      862,996   15.39%
Well capitalized requirement ................     163,051    1.50 (2)   543,504   5.00       560,615   10.00 (3)
----------------------------------------------------------------------------------------------------------------
Excess ......................................    $664,314    6.11%     $283,861   2.61%     $302,381    5.39%
================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3)  A  third  requirement  is  Tier  1  capital  to  risk-weighted   assets  of
     6.00%,which the Bank met and exceeded with a ratio of 14.76%.

                          PART II -- OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits.

(B)  Form 8-K filed January 17, 2002.

SIGNATURES: Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                            DOWNEY FINANCIAL CORP.




Date:  May 1, 2002                        /s/ DANIEL D. ROSENTHAL
                            ----------------------------------------------------
                                              Daniel D. Rosenthal
                                     President and Chief Executive Officer




Date: May 1, 2002                        /s/ THOMAS E. PRINCE
                            ----------------------------------------------------
                                             Thomas E. Prince
                            Executive Vice President and Chief Financial Officer