Form 10-Q
period 2002-06-30
DOWNEY FINANCIAL CORP
filed 2002-08-05
CIK 935063

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

                  For the quarterly period ended JUNE 30, 2002

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     At June 30, 2002, 28,235,022 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                   JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                     PART I


ITEM 1. FINANCIAL INFORMATION..............................................    1

        Consolidated Balance Sheets........................................    1
        Consolidated Statements of Income..................................    2
        Consolidated Statements of Comprehensive Income....................    3
        Consolidated Statements of Cash Flows..............................    4
        Notes to Consolidated Financial Statements.........................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................   13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........   40


                                     PART II

ITEM 1. LEGAL PROCEEDINGS..................................................   41

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................   41

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................   41

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS...............   41

ITEM 5. OTHER INFORMATION..................................................   41

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   41

                         PART I - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)                    (Unaudited)
                                                                                      June 30,     December 31,      June 30,
(Dollars in Thousands, Except Per Share Data)                                           2002           2001            2001
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................   $    117,788   $    106,079    $    110,932
Federal funds .................................................................         16,401         37,001          35,600
-------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents .................................................        134,189        143,080         146,532
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value .........................................        292,832        402,355         262,835
Municipal securities held to maturity, at amortized cost (estimated fair value of $6,373 at June 30, 2002 and December 31, 2001 and
    $6,534 at June 30, 2001) ..................................................          6,387          6,388           6,550
Mortgage loans purchased under resale agreements ..............................           --             --            40,000
Loans held for sale, at lower of cost or fair value ...........................        381,465        499,024         376,560
Mortgage-backed securities available for sale, at fair value ..................         58,122        118,981           5,234
Loans receivable held for investment ..........................................      9,846,446      9,514,408       9,599,419
Investments in real estate and joint ventures .................................         40,283         38,185          19,950
Real estate acquired in settlement of loans ...................................         13,528         15,366           8,366
Premises and equipment ........................................................        113,417        111,762         104,591
Federal Home Loan Bank stock, at cost .........................................        114,452        113,139         110,036
Mortgage servicing rights, net ................................................         59,771         56,895          42,142
Other assets ..................................................................         69,311         85,447          99,701
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 11,130,203   $ 11,105,030    $ 10,821,916
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................   $  8,690,558   $  8,619,566    $  9,040,064
Federal Home Loan Bank advances and other borrowings ..........................      1,413,607      1,522,712         892,764
Accounts payable and accrued liabilities ......................................         64,614         67,431          55,642
Deferred income taxes .........................................................         54,118         41,425          32,727
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities .........................................................     10,222,897     10,251,134      10,021,197
-------------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ....................................................        120,000        120,000         120,000
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none ..........................................................           --             --              --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    outstanding 28,235,022 shares at June 30, 2002, 28,213,048 shares
    at December 31, 2001 and 28,211,048 shares at June 30, 2001 ...............            282            282             282
Additional paid-in capital ....................................................         93,792         93,400          93,374
Accumulated other comprehensive income (loss) .................................            236           (239)          2,394
Retained earnings .............................................................        692,996        640,453         584,669
-------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ................................................        787,306        733,896         680,719
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 11,130,203   $ 11,105,030    $ 10,821,916
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)
                                                                               Three Months Ended               Six Months Ended
                                                                                    June 30,                        June 30,
                                                                         -----------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                 2002            2001            2002           2001
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans receivable ....................................................   $    148,448    $    203,820    $    308,725   $    416,582
U.S. Treasury securities and agency obligations .....................          2,163           4,122           5,196          8,532
Mortgage-backed securities ..........................................            942              87           2,216            215
Other investments ...................................................          1,872           3,206           3,686          5,872
------------------------------------------------------------------------------------------------------------------------------------
   Total interest income ............................................        153,425         211,235         319,823        431,201
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits ............................................................         60,397         114,386         128,756        229,187
Borrowings ..........................................................         14,859          17,562          29,912         43,524
Capital securities ..................................................          3,041           3,041           6,082          6,082
------------------------------------------------------------------------------------------------------------------------------------
   Total interest expense ...........................................         78,297         134,989         164,750        278,793
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME .................................................         75,128          76,246         155,073        152,408
PROVISION FOR (REDUCTION OF) LOAN LOSSES ............................         (1,106)            431             341            483
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for (reduction of) loan losses         76,234          75,815         154,732        151,925
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET
Loan and deposit related fees .......................................         11,396          14,136          22,914         24,366
Real estate and joint ventures held for investment, net .............          1,016             692           4,013          1,692
Secondary marketing activities:
   Loan servicing loss, net .........................................        (15,617)         (2,898)        (16,205)       (11,083)
   Net gains on sales of loans and mortgage-backed securities .......          6,896           8,962          23,097         11,149
   Net gains on sales of mortgage servicing rights ..................             12             671             306            671
Net gains on sales of investment securities .........................             19             114             209            239
Other ...............................................................            380             606           1,121          1,262
------------------------------------------------------------------------------------------------------------------------------------
   Total other income, net ..........................................          4,102          22,283          35,455         28,296
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE
Salaries and related costs ..........................................         28,315          24,646          57,752         47,917
Premises and equipment costs ........................................          7,754           6,042          14,887         12,085
Advertising expense .................................................          1,582           1,127           2,626          2,303
Professional fees ...................................................            233           1,604             797          2,181
SAIF insurance premiums and regulatory assessments ..................            762             741           1,548          1,473
Other general and administrative expense ............................          6,350           5,973          12,561         11,312
------------------------------------------------------------------------------------------------------------------------------------
   Total general and administrative expense .........................         44,996          40,133          90,171         77,271
------------------------------------------------------------------------------------------------------------------------------------
Net operation of real estate acquired in settlement of loans ........             27            (106)            (31)          (108)
Amortization of excess cost over fair value of branch acquisitions ..            114             114             225            228
------------------------------------------------------------------------------------------------------------------------------------
   Total operating expense ..........................................         45,137          40,141          90,365         77,391
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..........................................         35,199          57,957          99,822        102,830
Income taxes ........................................................         14,890          24,502          42,199         43,511
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME .......................................................   $     20,309    $     33,455    $     57,623   $     59,319
====================================================================================================================================
PER SHARE INFORMATION
BASIC ...............................................................   $       0.72    $       1.18    $       2.04   $       2.10
====================================================================================================================================
DILUTED .............................................................   $       0.72    $       1.18    $       2.04   $       2.09
====================================================================================================================================
CASH DIVIDENDS DECLARED AND PAID ....................................   $       0.09    $       0.09    $       0.18   $       0.18
====================================================================================================================================
Weighted average diluted shares outstanding .........................     28,284,493      28,271,014      28,277,833     28,273,099
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                                                Three Months Ended      Six Months Ended
                                                                                     June 30,               June 30,
                                                                              -----------------------------------------------
(In Thousands)                                                                   2002       2001        2002        2001
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME .................................................................   $ 20,309    $ 33,455    $ 57,623    $ 59,319
-----------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS)
Unrealized gains (losses) on securities available for sale:
    U.S. Treasury securities, agency obligations and other investment
     securities available for sale, at fair value ..........................        811        (152)       (545)        541
    Mortgage-backed securities available for sale, at fair value ...........      1,862          22         924          55
    Less reclassification of realized gains included in net income .........        (11)        (66)       (121)       (138)
Unrealized gains (losses) on cash flow hedges:
    Net derivative instruments .............................................     (3,108)      2,045      (3,625)        722
    Less reclassification of realized (gains) losses included in net income       1,970        (637)      3,842         527
-----------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income, net of income taxes ......................      1,524       1,212         475       1,707
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .......................................................   $ 21,833    $ 34,667    $ 58,098    $ 61,026
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               --------------------------
(In Thousands)                                                                                      2002           2001
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................................   $    57,623    $    59,319
Adjustments to reconcile net income to net cash used for operating activities:
   Depreciation and amortization .........................................................        29,271         24,004
   Provision for losses on loans, real estate acquired in settlement of loans, investments
     in real estate and joint ventures, mortgage servicing rights and other assets .......        16,458         11,576
   Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
     investment securities, real estate and other assets .................................       (26,597)       (13,600)
   Net change in interest capitalized on loans (negative amortization) ...................       (15,844)       (34,601)
   Federal Home Loan Bank stock dividends ................................................        (1,313)        (3,680)
Loans originated for sale ................................................................    (2,331,790)    (2,093,678)
Proceeds from sales of loans held for sale, including those sold
   via mortgage-backed securities ........................................................     2,473,447      1,955,407
Other, net ...............................................................................        (2,382)        (9,907)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities .....................................       198,873       (105,160)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of:
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ..................................................................        88,531         18,653
   Wholly owned real estate and real estate acquired in settlement of loans ..............        20,234          2,565
Proceeds from maturities of U.S. Treasury securities, agency obligations
   and other investment securities available for sale ....................................       268,980        284,090
Purchase of:
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ..................................................................      (250,355)      (258,114)
   Mortgage loans under resale agreements ................................................          --          (40,000)
   Loans receivable held for investment ..................................................        (7,302)       (88,259)
   Premises and equipment ................................................................       (11,226)        (9,005)
Originations of loans receivable held for investment (net of refinances of $338,946 at
   June 30, 2002 and $377,262 at June 30, 2001) ..........................................    (1,917,550)    (1,068,383)
Principal payments on loans receivable held for investment and mortgage-backed
   securities available for sale .........................................................     1,599,806      1,428,465
Net change in undisbursed loan funds .....................................................        55,822        (12,279)
Investments in real estate held for investment ...........................................       (14,806)        (3,332)
Other, net ...............................................................................         2,903          2,864
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities .....................................      (164,963)       257,265
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (UNAUDITED)
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              -------------------------------
(In Thousands)                                                                        2002           2001
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .....................................................   $    70,992    $   957,375
Proceeds from Federal Home Loan Bank advances and other borrowings ...........     2,213,400      1,043,200
Repayments of Federal Home Loan Bank advances and other borrowings ...........    (2,322,505)    (2,129,008)
Proceeds from exercise of stock options ......................................           392            135
Cash dividends ...............................................................        (5,080)        (5,078)
-------------------------------------------------------------------------------------------------------------
Net cash used for financing activities .......................................       (42,801)      (133,376)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................        (8,891)        18,729
Cash and cash equivalents at beginning of period .............................       143,080        127,803
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $   134,189    $   146,532
=============================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ................................................................   $   160,925    $   284,408
     Income taxes ............................................................        18,509         40,956
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale ...............         2,015          3,179
   Loans exchanged for mortgage-backed securities ............................     2,169,126      1,534,584
   Real estate acquired in settlement of loans ...............................        12,973          9,302
   Loans to facilitate the sale of real estate acquired in settlement of loans         8,275          5,202
=============================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of June 30, 2002, December 31, 2001 and June 30, 2001, the results of operations and comprehensive income for the three months and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

                                                                         Three Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                                  2002                                 2001
                                                  --------------------------------------------------------------------------
                                                               Weighted                              Weighted
                                                                Average                              Average
                                                     Net        Shares      Per Share     Net         Shares     Per Share
(Dollars in Thousands, Except Per Share Data)       Income    Outstanding    Amount      Income    Outstanding     Amount
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share .......                $   20,309    28,232,787    $   0.72  $   33,455   28,211,048    $   1.18
Effect of dilutive stock options                      --          51,706        --          --         59,966        --
----------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                 $   20,309    28,284,493    $   0.72  $   33,455   28,271,014    $   1.18
============================================================================================================================
                                                                          Six Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                                  2002                                 2001
                                                  --------------------------------------------------------------------------
                                                               Weighted                              Weighted
                                                                Average                              Average
                                                     Net        Shares      Per Share     Net         Shares     Per Share
(Dollars in Thousands, Except Per Share Data)       Income    Outstanding    Amount      Income    Outstanding     Amount
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share .......                $   57,623    28,222,918    $   2.04  $   59,319   28,210,364    $   2.10
Effect of dilutive stock options                      --          54,915        --          --         62,735        0.01
----------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                 $   57,623    28,277,833    $   2.04  $   59,319   28,273,099    $   2.09
============================================================================================================================

NOTE (3) - BUSINESS SEGMENT REPORTING

     The following table presents the operating results and selected financial data by major business segments for the periods indicated.

                                                                     Real Estate
(In Thousands)                                          Banking       Investment     Elimination       Totals
------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2002
Net interest income ..............................   $     75,115    $         13    $       --      $     75,128
Reduction of loan losses .........................         (1,106)           --              --            (1,106)
Other income .....................................          2,803           1,299            --             4,102
Operating expense ................................         44,893             244            --            45,137
Net intercompany income (expense) ................             86             (86)           --              --
------------------------------------------------------------------------------------------------------------------
Income before income taxes .......................         34,217             982            --            35,199
Income taxes .....................................         14,493             397            --            14,890
------------------------------------------------------------------------------------------------------------------
     Net income ..................................   $     19,724    $        585    $       --      $     20,309
==================================================================================================================
AT JUNE 30, 2002
Assets:
     Loans and mortgage-backed securities ........   $ 10,286,033    $       --      $       --      $ 10,286,033
     Investments in real estate and joint ventures           --            40,283            --            40,283
     Other .......................................        840,416           1,919         (38,448)        803,887
------------------------------------------------------------------------------------------------------------------
       Total assets ..............................     11,126,449          42,202         (38,448)     11,130,203
------------------------------------------------------------------------------------------------------------------
Equity ...........................................   $    787,306    $     38,448    $    (38,448)   $    787,306
==================================================================================================================
THREE MONTHS ENDED JUNE 30, 2001
Net interest income ..............................   $     76,236    $         10    $       --      $     76,246
Provision for loan losses ........................            431            --              --               431
Other income .....................................         21,211           1,072            --            22,283
Operating expense ................................         38,863           1,278            --            40,141
Net intercompany income (expense) ................             84             (84)           --              --
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ......         58,237            (280)           --            57,957
Income taxes (benefit) ...........................         24,618            (116)           --            24,502
------------------------------------------------------------------------------------------------------------------
     Net income (loss) ...........................   $     33,619    $       (164)   $       --      $     33,455
==================================================================================================================
AT JUNE 30, 2001
Assets:
     Loans and mortgage-backed securities ........   $  9,981,213    $       --      $       --      $  9,981,213
     Investments in real estate and joint ventures           --            19,950            --            19,950
     Other .......................................        837,387           1,673         (18,307)        820,753
------------------------------------------------------------------------------------------------------------------
       Total assets ..............................     10,818,600          21,623         (18,307)     10,821,916
------------------------------------------------------------------------------------------------------------------
Equity ...........................................   $    680,719    $     18,307    $    (18,307)   $    680,719
==================================================================================================================
                                                                      Real Estate
(In Thousands)                                          Banking        Investment     Elimination      Totals
------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2002
Net interest income ..............................   $    155,055    $         18    $       --      $    155,073
Provision for loan losses ........................            341            --              --               341
Other income .....................................         30,865           4,590            --            35,455
Operating expense ................................         89,899             466            --            90,365
Net intercompany income (expense) ................            179            (179)           --              --
------------------------------------------------------------------------------------------------------------------
Income before income taxes .......................         95,859           3,963            --            99,822
Income taxes .....................................         40,578           1,621            --            42,199
------------------------------------------------------------------------------------------------------------------
     Net income ..................................   $     55,281    $      2,342    $       --      $     57,623
==================================================================================================================
SIX MONTHS ENDED JUNE 30, 2001
Net interest income ..............................   $    152,370    $         38    $       --      $    152,408
Provision for loan losses ........................            483            --              --               483
Other income .....................................         25,956           2,340            --            28,296
Operating expense ................................         75,853           1,538            --            77,391
Net intercompany income (expense) ................            181            (181)           --              --
------------------------------------------------------------------------------------------------------------------
Income before income taxes .......................        102,171             659            --           102,830
Income taxes .....................................         43,243             268            --            43,511
------------------------------------------------------------------------------------------------------------------
     Net income ..................................   $     58,928    $        391    $       --      $     59,319
==================================================================================================================

NOTE (4) - MORTGAGE SERVICING RIGHTS

     The following table summarizes the activity in our mortgage servicing rights and related allowance for the periods indicated and other related financial data.

                                                                                      Three Months Ended
                                                   ---------------------------------------------------------------------------------
                                                         June 30,         March 31,     December 31,   September 30,     June 30,
(Dollars in Thousands)                                     2002            2002            2001            2001            2001
------------------------------------------------------------------------------------------------------------------------------------
Gross balance at beginning of period ..............   $    74,914     $    65,630     $    61,651     $    55,848     $    49,323
Additions .........................................        10,156          14,997          15,300          10,294          13,403
Amortization ......................................        (3,253)         (2,916)         (2,956)         (2,495)         (2,299)
Sales of mortgage servicing rights ................          --               (35)         (4,916)           (582)         (2,328)
Impairment write-down .............................          (717)         (2,762)         (3,449)         (1,414)         (2,251)
------------------------------------------------------------------------------------------------------------------------------------
    Gross balance at end of period ................        81,100          74,914          65,630          61,651          55,848
------------------------------------------------------------------------------------------------------------------------------------
Allowance balance at beginning of period ..........         6,333           8,735          24,144          13,706          13,606
Provision for (reduction of) impairment ...........        15,713             360         (11,960)         11,852           2,351
Impairment write-down .............................          (717)         (2,762)         (3,449)         (1,414)         (2,251)
------------------------------------------------------------------------------------------------------------------------------------
    Allowance balance at end of period ............        21,329           6,333           8,735          24,144          13,706
------------------------------------------------------------------------------------------------------------------------------------
    Total mortgage servicing rights, net ..........   $    59,771     $    68,581     $    56,895     $    37,507     $    42,142
====================================================================================================================================
Estimated fair value (1) ..........................   $    59,771     $    70,532     $    58,047     $    37,507     $    42,142
Weighted average expected life (in months) ........            61              87              82              59              79
Custodial account earnings rate ...................          3.82%           4.61%           4.36%           2.85%           3.60%
Weighted average discount rate ....................          9.10            9.13            9.16            9.21            9.26
====================================================================================================================================
AT PERIOD END
Mortgage loans serviced for others:
    Total .........................................   $ 6,962,403     $ 6,408,812     $ 5,805,811     $ 5,458,970     $ 5,056,120
    With capitalized mortgage servicing rights (1):
        Amount ....................................     6,807,306       6,196,137       5,379,513       5,078,088       4,456,822
        Weighted average interest rate ............          6.80%           6.85%           6.97%           7.19%           7.29%
====================================================================================================================================
Custodial escrow balances .........................   $    13,044     $     6,103     $    10,596     $    15,415     $     9,924
====================================================================================================================================
                                                             Six Months Ended
                                                                 June 30,
                                                    ------------------------------
(In Thousands)                                             2002            2001
----------------------------------------------------------------------------------
Gross balance at beginning of period ..............   $    65,630     $    46,214
Additions .........................................        25,153          18,797
Amortization ......................................        (6,169)         (4,362)
Sales of mortgage servicing rights ................           (35)         (2,328)
Impairment write-down .............................        (3,479)         (2,473)
----------------------------------------------------------------------------------
    Gross balance at end of period ................        81,100          55,848
----------------------------------------------------------------------------------
Allowance balance at beginning of period ..........         8,735           5,483
Provision for impairment ..........................        16,073          10,696
Impairment write-down .............................        (3,479)         (2,473)
----------------------------------------------------------------------------------
    Allowance balance at end of period ............        21,329          13,706
----------------------------------------------------------------------------------
    Total mortgage servicing rights, net ..........   $    59,771     $    42,142
==================================================================================

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

                                                     Expected        Value of
                                                    Prepayment      Custodial     Discount
(Dollars in Thousands)                                Speeds         Accounts       Rate       Combination
----------------------------------------------------------------------------------------------------------
Increase rates 100 basis points:
Fair value (1) ...................................   $ 20,675       $  4,532      $ (1,741)      $ 22,148
Reduction of (increase in) valuation allowance ...     17,033          4,519        (1,741)        17,693

Decrease rates 100 basis points:
Fair value (2) ...................................    (17,562)        (4,532)        1,840        (21,278)
Reduction of (increase in) valuation allowance ...    (17,562)        (4,532)        1,840        (21,460)
==========================================================================================================

(1)  The weighted-average expected life is 98 months.
(2)  The weighted-average expected life is 36 months.

     The following table presents a breakdown of the components of our loan servicing income (loss) during the periods indicated.

                                                                    Three Months Ended
                                            ---------------------------------------------------------------
                                              June 30,    March 31,  December 31, September 30,   June 30,
(In Thousands)                                  2002        2002         2001         2001          2001
-----------------------------------------------------------------------------------------------------------
Income from servicing operations ..........   $  3,349    $  2,688    $  2,477      $  2,576      $  1,752
Amortization of MSRs ......................     (3,253)     (2,916)     (2,956)       (2,495)       (2,299)
(Provision for) reduction of impairment ...    (15,713)       (360)     11,960       (11,852)       (2,351)
-----------------------------------------------------------------------------------------------------------
    Total loan servicing income (loss), net   $(15,617)   $   (588)   $ 11,481      $(11,771)     $ (2,898)
===========================================================================================================
                                                  Six Months Ended
                                                      June 30,
                                            --------------------------
(In Thousands)                                   2002          2001
----------------------------------------------------------------------
Income from servicing operations ..........   $  6,037      $  3,975
Amortization of MSRs ......................     (6,169)       (4,362)
Provision for impairment ..................    (16,073)      (10,696)
----------------------------------------------------------------------
    Total loan servicing loss, net ........   $(16,205)     $(11,083)
======================================================================

NOTE (5) - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

DERIVATIVES

     We offer short-term interest rate lock commitments to help us attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if our underwriting standards are met, but do not obligate the potential borrower. Accordingly, a certain number of commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments we ultimately expect to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in the fair value of the rate lock derivative from the date of commitment to the date of funding. At June 30, 2002 we had a notional amount of expected rate lock commitments identified to sell as part of our secondary marketing activities of $503 million, with an estimated fair value gain of $7.5 million, of which $5.1 million was associated with mortgage servicing rights.

HEDGING ACTIVITIES

     As part of our secondary marketing activities, we typically utilize short-term forward sale and purchase contracts--derivatives--that mature in less than one year to offset the impact of changes in market interest rates on the value of our residential one-to-four unit expected rate lock commitments and loans held for sale. We do not generally enter into derivative transactions for purely speculative purposes. Contracts designated to loans held for sale are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated to loans held for sale and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. We estimate that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At June 30, 2002, the notional amount of forward sale contracts amounted to $880 million, with an estimated fair value loss of $5.1 million, of which $378 million were designated as cash flow hedges. The notional amount of forward purchase contracts amounted to $3.0 million, with a negligible estimated fair value gain that partially offsets the loss on our forward sale contracts not designated to loans held for sale.

     We have not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

     The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions. Also shown is the notional amount of expected rate lock commitment derivatives for loans originated for sale, loans held for sale and the notional amounts for their associated hedging derivatives (i.e., forward sale contracts).

                                                                                         Three Months Ended
                                                                 -------------------------------------------------------------------
                                                                   June 30,     March 31,   December 31,  September 30,   June 30,
(In Thousands)                                                       2002         2002          2001          2001          2001
------------------------------------------------------------------------------------------------------------------------------------
Net gains (losses) on non-qualifying hedge transactions .......   $    (390)   $   4,864     $  (3,834)   $  (1,149)     $     726
Net gains (losses) on qualifying cash flow hedge transactions:
    Unrealized hedge ineffectiveness ..........................        --           --            --            (27)            31
    Less reclassification of realized hedge ineffectiveness ...        --           --            --             27             21
------------------------------------------------------------------------------------------------------------------------------------
      Total net gains (losses) recognized in sales of loans and
        mortgage-backed securities (SFAS 133 effect) ..........        (390)       4,864        (3,834)      (1,149)           778
Other comprehensive income (loss) .............................      (1,138)       1,355           501       (2,477)         1,408
====================================================================================================================================
NOTIONAL AMOUNT AT PERIOD END
Non-qualifying hedge transactions:
    Expected rate lock commitments ............................   $ 503,359    $ 235,099     $ 269,315    $ 422,606      $ 264,397
    Associated forward sale contracts .........................     501,292      230,660       278,319      404,177        294,284
    Associated forward purchase contracts .....................           3         --            --             53             45
Qualifying cash flow hedge transactions:
    Loans held for sale, at lower of cost or fair value .......     381,465      388,468       499,024      373,489        376,560
    Associated forward sale contracts .........................     378,238      392,099       508,706      369,335        358,378
====================================================================================================================================

                                                                        Six Months Ended
                                                                            June 30,
                                                                  --------------------------
(In Thousands)                                                        2002           2001
--------------------------------------------------------------------------------------------
Net gains (losses) on non-qualifying hedge transactions .......   $   4,474      $    (981)
Net losses on qualifying cash flow hedge transactions:
    Unrealized hedge ineffectiveness ..........................        --             (440)
    Less reclassification of realized hedge ineffectiveness ...        --              440
--------------------------------------------------------------------------------------------
      Total net gains (losses) recognized in sales of loans and
        mortgage-backed securities (SFAS 133 effect) ..........       4,474           (981)
Other comprehensive income ....................................         217          1,249
============================================================================================

NOTE (6) - INCOME TAXES

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1997. Tax years subsequent to 1997 remain open to review. Downey's management believes it has adequately provided for potential exposure to issues that may be raised in the years open to review.

 NOTE (7) - CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards No. 142. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets," and carries forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. Our intangible assets and goodwill are related to branch acquisitions and not within the scope of SFAS 142. We recognized an unidentified intangible asset for branch acquisitions because the fair value of the liabilities assumed exceeded the fair value of the assets acquired. However, under a current proposal being considered by the Financial Accounting Standards Board, assets of this nature that meet the definition of a business combination will be accounted for using the impairment-only approach. A final Statement regarding this proposal is expected to be issued in the fourth quarter of 2002. If adopted as proposed, we would stop amortizing the remaining excess of cost over fair value of branch acquisitions and record impairment, if necessary. For the second quarter of 2002, our amortization of excess cost over fair value of branch acquisitions was $0.1 million and as of June 30, 2002, this asset totaled $3 million. For the first six months of 2002, our amortization was $0.2 million.

     Statement of Financial Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is anticipated that the financial impact of SFAS 143 will not have a material effect on Downey.

     Statement of Financial Accounting Standards No. 144. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. It is anticipated that the financial impact of SFAS 144 will not have a material effect on Downey.

     Statement of Financial Accounting Standards No. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on Downey.

     Statement of Financial Accounting Standards No. 146. Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires Downey to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE (8) - SUBSEQUENT EVENTS

     New Director.  On July 8, 2002, Downey Financial Corp. announced that James
H. Hunter had been elected a director of the boards of both Downey Financial Corp. and Downey Savings and Loan Association, F.A. (the "Bank"), increasing both Boards' membership to nine directors. James H. Hunter is Executive Vice President of Planning and Acquisition for The Corky McMillin Companies. As of June 30, 2002, the Bank had committed loans to The Corky McMillin Companies or affiliates totaling $72.0 million, of which $38.7 million had been disbursed. As of June 30, 2002, DSL Service Company, a wholly owned subsidiary of the Bank, had committed investments in joint ventures associated with The Corky McMillin Companies or affiliates totaling $19.8 million, of which $16.9 million had been disbursed. All such loans and investments are performing in accordance with their terms. The loan terms, including interest rates and collateral, are substantially the same as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility or of return on investment, nor present any unfavorable features.

     Stock  Repurchase  Program.  On July 24,  2002,  the Board of  Directors of
Downey Financial Corp. authorized a share repurchase program of up to $50 million of Downey's common stock. The shares will be repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at the discretion of Downey, and will also be contingent upon Downey's overall financial condition, as well as market conditions in general.

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

OVERVIEW

     Our net income for the second quarter of 2002 totaled $20.3 million or $0.72 per share on a diluted basis, compared to $33.4 million or $1.18 per share in the second quarter of 2001.

     The decline in our net income between second quarters was primarily due to a larger addition to the valuation allowance for mortgage servicing rights. The addition was reflected within the category of loan servicing loss and was necessary due to the decline in long-term interest rates, which resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. In addition, the decline in long-term interest rates also reduced the expected value of associated custodial accounts. The pre-tax addition during the second quarter was $15.7 million, up from $2.4 million in the year-ago second quarter. Excluding the valuation allowances, our net income in the current quarter would have been $29.4 million, down $5.4 million or 15.6% from the adjusted year-ago level. This decline reflected a decrease of $6.2 million in adjusted net income from our banking operations, partially offset by a $0.7 million increase in net income from real estate investment activities. Adjusted net income from banking operations declined due to the following:

     o a $6.0 million or 15.5% increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity;

     o    a $5.0 million or 21.4% decline in other income primarily due to:

          o a $2.7 million decline in net gains from the sales of loans and mortgage servicing rights, as fewer loans were sold; and

          o a $2.6 million decline in loan and deposit related fees due primarily to lower loan prepayment fees.

     o a $1.1 million or 1.5% decrease in net interest income due to a decline in both the effective interest rate spread and average earning assets.

These items were partially offset by a $1.1 million reversal of provision for loan losses during the quarter due to improved credit quality, compared to the year-ago quarter provision of $0.4 million.

     For the first six months of 2002, our net income totaled $57.6 million or $2.04 per share on a diluted basis, compared to $59.3 million or $2.09 per share for the first six months of 2001. The decline between six-month periods reflected lower net income from our banking operations and was primarily due to higher valuation provisions associated with mortgage servicing rights.

     For the second quarter of 2002, our return on average assets was 0.75% and our return on average equity was 10.47%. For the first six months of 2002, our return on average assets was 1.06% and our return on average equity was 15.13%.

     Our single family loan originations totaled $2.179 billion in the second quarter of 2002, up 2.7% from the $2.122 billion we originated in the second quarter of 2001 but 3.5% below the $2.259 billion we originated in the previous quarter. Of the current quarter total, $1.114 billion represented originations of loans for portfolio, of which $150 million represented subprime credits. In addition to single family loans, we originated $120 million of other loans in the quarter.

     At quarter end, our assets totaled $11.1 billion, up 2.8% from a year ago, while our deposits totaled $8.7 billion, down 3.9% from a year ago. During the quarter, four new in-store branches were opened, bringing our total branches at quarter end to 148, of which 78 are in-store. A year ago, branches totaled 129, of which 63 were in-store.

     Our non-performing assets declined $10 million during the quarter to $83 million or 0.75% of total assets. The decline was primarily in the residential one-to-four unit category.

     At June 30, 2002, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") exceeded all regulatory capital tests, with capital-to-asset ratios of 7.51% for both tangible and core capital and 15.16% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

CRITICAL ACCOUNTING POLICIES

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

     We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

     o    Allowance   for  losses  on  loans  and  real   estate.   For  further
          information,   see   Financial   Condition--Problem   Loans  and  Real
          Estate--Allowance for Losses on Loans and Real Estate on page 35.

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

     Our net interest income totaled $75.1 million in the second quarter of 2002, down $1.1 million or 1.5% from the same period last year. The decrease between second quarters reflected both a lower effective interest rate spread and lower interest-earning asset levels. The effective interest rate spread averaged 2.86% in the current quarter, below 2.89% of a year ago. The decrease between second quarters was due to our yield on interest-earning assets declining more rapidly than the decline in our cost of funds. This is indicative of what typically happens when interest rates decline, as there is an administrative lag in the repricing of our loans which are primarily priced to the Federal Home Loan Bank (the "FHLB") Eleventh District Cost of Funds Index ("COFI") and is reflective of the faster decline in COFI earlier in 2002. Our interest-earning assets averaged $10.5 billion during the quarter, slightly below the year-ago level.

     For the first six months of 2002, net interest income totaled $155.1 million, up $2.7 million or 1.7% from a year ago. The increase reflected a higher effective interest rate spread as our earning asset levels remained relatively stable.

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

                                                                              Three Months Ended June 30,
                                                     -------------------------------------------------------------------------------
                                                                     2002                                   2001
                                                     -------------------------------------------------------------------------------
                                                                                   Average                                Average
                                                          Average                   Yield/      Average                    Yield/
(Dollars in Thousands)                                    Balance     Interest       Rate       Balance      Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ...........................................   $10,035,071   $   148,448    5.92%    $10,057,634    $   203,820    8.11%
    Mortgage-backed securities ......................        80,873           942    4.66           5,651             87    6.16
    Investment securities ...........................       385,738         4,035    4.20         501,169          7,328    5.86
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .................    10,501,682       153,425    5.84      10,564,454        211,235    8.00
Non-interest-earning assets .........................       391,884                               362,519
------------------------------------------------------------------------------------------------------------------------------------
    Total assets ....................................   $10,893,566                           $10,926,973
====================================================================================================================================
Transaction accounts:
    Non-interest-bearing checking ...................   $   295,568   $      --      --  %    $   296,370    $      --      --  %
    Interest-bearing checking (1) ...................       425,609           329    0.31         408,931            499    0.49
    Money market ....................................       113,231           503    1.78          89,960            629    2.80
    Regular passbook ................................     2,962,758        18,543    2.51         875,580          7,515    3.44
------------------------------------------------------------------------------------------------------------------------------------
      Total transaction accounts ....................     3,797,166        19,375    2.05       1,670,841          8,643    2.07
Certificates of deposit .............................     4,763,479        41,022    3.45       7,102,427        105,743    5.97
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits ..................................     8,560,645        60,397    2.83       8,773,268        114,386    5.23
Borrowings ..........................................     1,299,644        14,859    4.59       1,241,535         17,562    5.67
Capital securities ..................................       120,000         3,041   10.14         120,000          3,041   10.14
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and capital securities     9,980,289        78,297    3.15      10,134,803        134,989    5.34
Other liabilities ...................................       137,644                               128,086
Stockholders' equity ................................       775,633                               664,084
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity ......   $10,893,566                           $10,926,973
====================================================================================================================================
Net interest income/interest rate spread ............                 $    75,128    2.69%                   $    76,246    2.66%
Excess of interest-earning assets over
    deposits, borrowings and capital securities .....   $   521,393                           $   429,651
Effective interest rate spread ......................                                2.86                                   2.89
====================================================================================================================================
                                                                              Six Months Ended June 30,
                                                     -------------------------------------------------------------------------------
                                                                     2002                                   2001
                                                     -------------------------------------------------------------------------------
                                                                                   Average                                Average
                                                          Average                   Yield/      Average                    Yield/
(Dollars in Thousands)                                    Balance     Interest       Rate       Balance      Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans ...........................................   $10,004,439   $   308,725    6.17%    $10,119,289    $   416,582    8.23%
    Mortgage-backed securities ......................        93,624         2,216    4.73           6,706            215    6.41
    Investment securities ...........................       425,093         8,882    4.21         466,097         14,404    6.23
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .................    10,523,156       319,823    6.08      10,592,092        431,201    8.14
Non-interest-earning assets .........................       395,186                               358,203
------------------------------------------------------------------------------------------------------------------------------------
    Total assets ....................................   $10,918,342                           $10,950,295
====================================================================================================================================
Transaction accounts:
    Non-interest-bearing checking ...................   $   290,362   $      --      --  %    $   271,308    $      --      --  %
    Interest-bearing checking (1) ...................       425,386           744    0.35         402,707          1,132    0.57
    Money market ....................................       111,973         1,010    1.82          89,610          1,254    2.82
    Regular passbook ................................     2,702,876        33,936    2.53         821,264         13,943    3.42
------------------------------------------------------------------------------------------------------------------------------------
      Total transaction accounts ....................     3,530,597        35,690    2.04       1,584,889         16,329    2.08
Certificates of deposit .............................     5,011,329        93,066    3.75       6,988,021        212,858    6.14
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits ..................................     8,541,926       128,756    3.04       8,572,910        229,187    5.39
Borrowings ..........................................     1,362,761        29,912    4.43       1,478,807         43,524    5.94
Capital securities ..................................       120,000         6,082   10.14         120,000          6,082   10.14
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and capital securities    10,024,687       164,750    3.31      10,171,717        278,793    5.53
Other liabilities ...................................       131,862                               128,837
Stockholders' equity ................................       761,793                               649,741
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity ......   $10,918,342                           $10,950,295
====================================================================================================================================
Net interest income/interest rate spread ............                 $   155,073    2.77%                   $   152,408    2.61%
Excess of interest-earning assets over
    deposits, borrowings and capital securities .....   $   498,469                           $   420,375
Effective interest rate spread ......................                                2.95                                   2.88
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

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                                     2002 Versus 2001                           2002 Versus 2001
                                                      Changes Due To                             Changes Due To
                                      ----------------------------------------------------------------------------------------------
                                                               Rate/                                          Rate/
(In Thousands)                          Volume      Rate       Volume     Net       Volume        Rate        Volume        Net
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans ...........................  $   (457)  $(55,038)   $  123    $(55,372)   $ (4,728)   $(104,313)   $   1,184    $(107,857)
    Mortgage-backed securities ......     1,158        (21)     (282)        855       2,786          (56)        (729)       2,001
    Investment securities ...........    (1,687)    (2,086)      480      (3,293)     (1,267)      (4,665)         410       (5,522)
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest income .....      (986)   (57,145)      321     (57,810)     (3,209)    (109,034)         865     (111,378)
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Transaction accounts:
      Interest-bearing checking (1) .        20       (183)       (7)       (170)         64         (428)         (24)        (388)
      Money market ..................       164       (231)      (59)       (126)        313         (446)        (111)        (244)
      Regular passbook ..............    17,914     (2,035)   (4,851)     11,028      31,945       (3,632)      (8,320)      19,993
------------------------------------------------------------------------------------------------------------------------------------
        Total transaction accounts ..    18,098     (2,449)   (4,917)     10,732      32,322       (4,506)      (8,455)      19,361
    Certificates of deposit .........   (34,822)   (44,579)   14,680     (64,721)    (60,210)     (83,083)      23,501     (119,792)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits   (16,724)   (47,028)    9,763     (53,989)    (27,888)     (87,589)      15,046     (100,431)
    Borrowings ......................       813     (3,368)     (148)     (2,703)     (3,440)      (9,941)        (231)     (13,612)
    Capital securities ..............      --         --        --          --          --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest expense ....   (15,911)   (50,396)    9,615     (56,692)    (31,328)     (97,530)      14,815     (114,043)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income .......  $ 14,925   $ (6,749)  $(9,294)   $ (1,118)   $ 28,119    $ (11,504)   $ (13,950)   $   2,665
====================================================================================================================================

(1)  Included amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     During the second quarter, $1.1 million of provision for loan losses was reversed due to an improvement in credit quality, while in the year-ago quarter the provision for loan losses totaled $0.4 million. The allowance for loan losses was $36 million at June 30, 2002, essentially unchanged from year-end 2001. Net charge-offs totaled $0.4 million in the second quarter of 2002, up slightly from $0.2 million a year ago.

     For the first six months of 2002, provision for loan losses declined to $0.3 million from $0.5 million a year ago, and net charge-offs were unchanged at $0.6 million. The decline in provision for loan losses was primarily due to the current period improvement in credit quality. For further information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 35.

OTHER INCOME

     Our total other income was $4.1 million in the second quarter of 2002, down $18.2 million from a year ago reflecting:

     o a $12.7 million increase in the loss on our loan servicing activity from the year-ago quarter primarily due to a larger addition to the valuation allowance for mortgage servicing rights, as their fair value dropped in the current quarter due to an approximate 60 basis point decline in long-term interest rates;

     o    a  $2.7  million   decrease  in  net  gains  on  sales  of  loans  and
          mortgage-backed securities and mortgage servicing rights as fewer loans were sold; and

     o a $2.7 million decline in loan and deposit related fees, primarily due to a $3.3 million decline in loan prepayment fees.

Partially offsetting those declines was a $0.3 million increase in income from real estate held for investment.

     For the first six months of 2002, total other income was $35.5 million, up $7.2 million from a year ago, primarily reflecting an $11.9 million increase in net gains on sales of loans and mortgage-backed securities, and a $2.3 million increase in income from real estate and joint ventures held for investment. Those favorable items were partially offset by a $5.1 million increase in the loss from loan servicing and a $1.5 million decrease in loan and deposit related fees. Below is a further discussion of the major other income categories.

LOAN AND DEPOSIT RELATED FEES

     Loan and deposit related fees totaled $11.4 million in the second quarter of 2002, down $2.7 million from a year ago. Our loan related fees were down $3.5 million between second quarters, of which $3.3 million represented a decline in loan prepayment fees. This was partially offset by a $0.8 million or 18.8% increase in our deposit related fees, primarily due to higher fees from our checking accounts.

     The following table presents a breakdown of loan and deposit related fees during the periods indicated.

                                                                   Three Months Ended
                                            ----------------------------------------------------------------
                                             June 30,    March 31,   December 31,   September 30,   June 30,
(In Thousands)                                 2002        2002          2001           2001          2001
------------------------------------------------------------------------------------------------------------
Loan related fees:
    Prepayment fees ......................   $ 4,140      $ 4,686      $ 5,475       $ 6,384        $ 7,455
    Other fees ...........................     1,992        2,167        2,477         2,257          2,251
Deposit related fees:
    Automated teller machine fees ........     1,668        1,543        1,670         1,671          1,650
    Other fees ...........................     3,596        3,122        3,224         2,962          2,780
------------------------------------------------------------------------------------------------------------
       Total loan and deposit related fees   $11,396      $11,518      $12,846       $13,274        $14,136
============================================================================================================

     For the six months of 2002, loan and deposit related fees totaled $22.9 million, down $1.5 million from the same period of 2001. The decrease reflected a $3.2 million decline in loan prepayment fees, as deposit related fees were up $1.5 million.

     The following table presents a breakdown of loan and deposit related fees during the periods indicated.

                                                Six Months Ended
                                                    June 30,
                                            -----------------------
(In Thousands)                                 2002         2001
-------------------------------------------------------------------
Loan related fees:
    Prepayment fees ......................   $ 8,826      $11,980
    Other fees ...........................     4,159        4,030
Deposit related fees:
    Automated teller machine fees ........     3,211        3,183
    Other fees ...........................     6,718        5,173
-------------------------------------------------------------------
       Total loan and deposit related fees   $22,914      $24,366
===================================================================

REAL ESTATE AND JOINT VENTURES HELD FOR INVESTMENT

     Income from our real estate and joint ventures held for investment totaled $1.0 million in the second quarter of 2002, up $0.3 million from a year ago. The increase reflected increases of $0.9 million in net gains from sales and $0.2 million in interest from joint venture advances. The gains primarily relate to joint venture projects and are reported in the category of equity in net income from joint ventures. Those favorable items were partially offset by an increase of $0.8 million in the provision for losses on real estate and joint ventures due to a decline in the fair value of a shopping center.

     The following table sets forth the key components comprising our income from real estate and joint venture operations during the periods indicated.

                                                                                 Three Months Ended
                                                         --------------------------------------------------------------
                                                           June 30,    March 31,  December 31,  September 30,  June 30,
(In Thousands)                                               2002        2002         2001          2001         2001
-----------------------------------------------------------------------------------------------------------------------
Rental operations, net of expenses .....................   $   521      $   823     $ 1,026       $   259     $   452
Equity in net income from joint ventures ...............     1,001          745         212            12         121
Interest from joint venture advances ...................       304          111          83           101         152
Net gains on sales of wholly owned real estate .........         8         --           127          --          --
(Provision for) reduction of losses on real estate and
   joint ventures ......................................      (818)       1,318          (1)          374         (33)
-----------------------------------------------------------------------------------------------------------------------
   Total income from real estate and joint ventures held
     for investment, net ...............................   $ 1,016      $ 2,997     $ 1,447       $   746     $   692
=======================================================================================================================

     For the first six months of 2002, income from real estate and joint ventures held for investment totaled $4.0 million, up $2.3 million from the same period of 2001 due primarily to sales activity.

     The following table sets forth the key components comprising our income from real estate and joint venture operations during the periods indicated.

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             --------------------
(In Thousands)                                                                   2002      2001
-------------------------------------------------------------------------------------------------
Rental operations, net of expenses .........................................   $ 1,344   $   960
Equity in net income from joint ventures ...................................     1,746       512
Interest from joint venture advances .......................................       415       284
Net gains on sales of wholly owned real estate .............................         8         2
(Provision for) reduction of losses on real estate and joint ventures ......       500       (66)
-------------------------------------------------------------------------------------------------
   Total income from real estate and joint ventures held for investment, net   $ 4,013   $ 1,692
=================================================================================================

SECONDARY MARKETING ACTIVITIES

     Sales of loans and mortgage-backed securities decreased in the second quarter of 2002 to $1.093 billion from $1.364 billion a year ago. Net gains associated with these sales totaled $6.9 million in the current quarter, down $2.1 million from a year ago. Net gains in the current quarter included the capitalization of mortgage servicing rights totaling $10.2 million, compared to $13.4 million a year ago.

     A loss of $15.6 million was recorded in loan servicing from our portfolio of loans serviced for others during the second quarter of 2002, a deterioration from a loss of $2.9 million in the year-ago period. This increased loss primarily reflected a larger addition to the valuation allowance for mortgage servicing rights, $15.7 million in the current quarter, compared to $2.4 million a year ago. The current quarter valuation addition was associated with the deterioration in fair value of mortgage servicing rights due to the approximate 60 basis point decline in long-term interest rates, which resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening the expected average life. In addition, the decline in long-term interest rates also reduced the expected value of custodial accounts. At June 30, 2002, we serviced $7.0 billion of loans for others, compared to $5.8 billion at December 31, 2001 and $5.1 billion at June 30, 2001.

     The following table presents a breakdown of the components of our loan servicing income (loss) during the periods indicated.

                                                                        Three Months Ended
                                              ------------------------------------------------------------------
                                              June 30,      March 31,   December 31,  September 30,    June 30,
(In Thousands)                                  2002          2002          2001          2001           2001
----------------------------------------------------------------------------------------------------------------
Income from servicing operations ..........   $  3,349      $  2,688      $  2,477      $  2,576      $  1,752
Amortization of MSRs ......................     (3,253)       (2,916)       (2,956)       (2,495)       (2,299)
(Provision for) reduction of impairment ...    (15,713)         (360)       11,960       (11,852)       (2,351)
----------------------------------------------------------------------------------------------------------------
    Total loan servicing income (loss), net   $(15,617)     $   (588)     $ 11,481      $(11,771)     $ (2,898)
================================================================================================================

     For the first six months of 2002, net gains on sales of loans and mortgage-backed securities totaled $23.1 million, up $11.9 million from the same period of 2001. For the first six months of 2002, a loss of $16.2 million was recorded in loan servicing, compared to a loss of $11.1 million from the same period of 2001 due to the larger addition to the valuation allowance for mortgage servicing rights.

     The following table presents a breakdown of the components of our loan servicing income (loss) during the periods indicated.

                                         Six Months Ended
                                             June 30,
                                      ------------------------
(In Thousands)                           2002        2001
--------------------------------------------------------------
Income from servicing operations .     $  6,037    $  3,975
Amortization of MSRs .............       (6,169)     (4,362)
Provision for impairment .........      (16,073)    (10,696)
--------------------------------------------------------------
    Total loan servicing loss, net     $(16,205)   $(11,083)
==============================================================

     For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements--Note (4)--Mortgage Servicing Rights on page 8.

OPERATING EXPENSE

     Our operating expense totaled $45.1 million in the current quarter, up $5.0 million or 12.4% from the second quarter of 2001 because of higher general and administrative expense. That increase was primarily due to higher costs associated with an increased number of branch locations and higher loan origination activity.

     The following table presents a breakdown of key components comprising operating expense during the periods indicated.

                                                                     Three Months Ended
                                               --------------------------------------------------------------
                                                June 30,     March 31,  December 31,  September 30,  June 30,
(In Thousands)                                    2002         2002        2001           2001         2001
-------------------------------------------------------------------------------------------------------------
Salaries and related costs .................   $ 28,315     $ 29,437      $ 27,075     $ 24,943     $ 24,646
Premises and equipment costs ...............      7,754        7,133         7,303        6,628        6,042
Advertising expense ........................      1,582        1,044         1,168          939        1,127
Professional fees ..........................        233          564           839        2,432        1,604
SAIF insurance premiums and regulatory
   assessments .............................        762          786           792          786          741
Other general and administrative expense ...      6,350        6,211         6,339        5,981        5,973
-------------------------------------------------------------------------------------------------------------
    Total general and administrative expense     44,996       45,175        43,516       41,709       40,133
Net operation of real estate acquired in
   settlement of loans .....................         27          (58)          237          110         (106)
Amortization of excess cost over fair value
    of branch acquisitions .................        114          111           113          116          114
-------------------------------------------------------------------------------------------------------------
    Total operating expense ................   $ 45,137     $ 45,228      $ 43,866     $ 41,935     $ 40,141
=============================================================================================================

     For the first six months of 2002, operating expenses totaled $90.4 million, up $13.0 million or 16.8% from the same period of 2001 and also reflected higher costs associated with the increased number of branch locations and higher loan origination activity.

     The following table presents a breakdown of key components comprising operating expense during the periods indicated.

                                                                        Six Months Ended
                                                                            June 30,
                                                                    ------------------------
(In Thousands)                                                         2002          2001
--------------------------------------------------------------------------------------------
Salaries and related costs .......................................   $ 57,752      $ 47,917
Premises and equipment costs .....................................     14,887        12,085
Advertising expense ..............................................      2,626         2,303
Professional fees ................................................        797         2,181
SAIF insurance premiums and regulatory assessments ...............      1,548         1,473
Other general and administrative expense .........................     12,561        11,312
--------------------------------------------------------------------------------------------
    Total general and administrative expense .....................     90,171        77,271
Net operation of real estate acquired in settlement of loans .....        (31)         (108)
Amortization of excess cost over fair value of branch acquisitions        225           228
--------------------------------------------------------------------------------------------
    Total operating expense ......................................   $ 90,365      $ 77,391
============================================================================================

PROVISION FOR INCOME TAXES

     Income taxes for the second quarter totaled $14.9 million, compared to $24.5 million for the like quarter of a year ago. Our effective tax rate was unchanged at 42.3% for each of the current year and year-ago periods. For further information regarding income taxes, see Notes to Consolidated Financial Statements--Note (6)--Income Taxes on page 11.

BUSINESS SEGMENT REPORTING

     The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments--banking and real estate investment. For further information regarding business segments, see Notes To Consolidated Financial Statements--Note (3)--Business Segment Reporting on page 7.

     The following table presents by business segment our net income for the periods indicated.

                                                                  Three Months Ended
                                           ----------------------------------------------------------------
                                            June 30,    March 31,   December 31,  September 30,   June 30,
(In Thousands)                                2002        2002         2001           2001          2001
-----------------------------------------------------------------------------------------------------------
Banking net income .....................   $ 19,724     $ 35,557     $ 38,225      $ 22,301      $ 33,619
Real estate investment net income (loss)        585        1,757          871          (535)         (164)
-----------------------------------------------------------------------------------------------------------
   Total net income ....................   $ 20,309     $ 37,314     $ 39,096      $ 21,766      $ 33,455
===========================================================================================================
                                      Six Months Ended
                                          June 30,
                                   ---------------------
                                      2002        2001
--------------------------------------------------------
Banking net income ..............   $55,281     $58,928
Real estate investment net income     2,342         391
--------------------------------------------------------
   Total net income .............   $57,623     $59,319
========================================================

BANKING

     Net income from our banking operations for the second quarter of 2002 totaled $19.7 million, down $13.9 million or 41.3% from $33.6 million in the second quarter of 2001. The decrease between second quarters primarily reflected a larger addition to the valuation allowance for mortgage servicing rights. The addition was reflected within the category of loan servicing loss and was necessary due to the approximate 60 basis point decline in long-term interest rates, which resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. In addition, the decline in long-term interest rates also reduced the expected value of associated custodial accounts. The pre-tax addition during the second quarter was $15.7 million, up from $2.4 million in the year-ago second quarter. Excluding the valuation allowances, our net income from our banking operations in the current quarter would have been $28.8 million, down $6.2 million or 17.6% from the adjusted year-ago level. Adjusted net income from banking operations decreased due to the following:

     o a $6.0 million or 15.5% increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity;

     o    a $5.0 million or 21.4% decrease in other income primarily due to:

          o a $2.7 million decrease in net gains from the sales of loans and mortgage servicing rights, as fewer loans were sold; and

          o a $2.6 million decrease in loan and deposit related fees due primarily to a $3.3 million decline in loan prepayment fees.

     o a $1.1 million or 1.5% decrease in net interest income due to a decline in both the effective interest rate spread and average earning assets.

These items were partially offset by a $1.1 million reversal of provision for loan losses during the quarter due to improved credit quality and compares to the year-ago quarter provision of $0.4 million.

     The following table sets forth our banking operational results and selected financial data for the periods indicated.

                                                                        Three Months Ended
                                           --------------------------------------------------------------------------
                                               June 30,        March 31,     December 31,  September 30,    June 30,
(In Thousands)                                   2002            2002           2001           2001           2001
---------------------------------------------------------------------------------------------------------------------
Net interest income ....................   $     75,115    $     79,940   $     79,730   $     73,473   $     76,236
Provision for (reduction of) loan losses         (1,106)          1,447          1,290            791            431
Other income ...........................          2,803          28,062         31,397          5,987         21,211
Operating expense ......................         44,893          45,006         43,680         40,071         38,863
Net intercompany income ................             86              93             96             92             84
---------------------------------------------------------------------------------------------------------------------
Income before income taxes .............         34,217          61,642         66,253         38,690         58,237
Income taxes ...........................         14,493          26,085         28,028         16,389         24,618
---------------------------------------------------------------------------------------------------------------------
   Net income ..........................   $     19,724    $     35,557   $     38,225   $     22,301   $     33,619
=====================================================================================================================
AT PERIOD END
Assets:
   Loans and mortgage-backed securities    $ 10,286,033    $ 10,088,113   $ 10,132,413   $  9,912,489   $  9,981,213
   Other ...............................        840,416         819,407        966,942        797,775        837,387
---------------------------------------------------------------------------------------------------------------------
     Total assets                            11,126,449      10,907,520     11,099,355     10,710,264     10,818,600
Equity .................................   $    787,306    $    767,622   $    733,896   $    698,475   $    680,719
=====================================================================================================================

     For the first six months of 2002, our net income from banking totaled $55.3 million, down $3.6 million from the same period a year ago due primarily to the larger addition to the valuation allowance for mortgage servicing rights.

     The following table sets forth our banking operational results for the periods indicated.

                               Six Months Ended
                                   June 30,
                            -----------------------
(In Thousands)                 2002       2001
---------------------------------------------------
Net interest income ......   $155,055     $152,370
Provision for loan losses         341          483
Other income .............     30,865       25,956
Operating expense ........     89,899       75,853
Net intercompany income ..        179          181
---------------------------------------------------
Income before income taxes     95,859      102,171
Income taxes .............     40,578       43,243
---------------------------------------------------
   Net income ............   $ 55,281     $ 58,928
===================================================

REAL ESTATE INVESTMENT

     Net income from our real estate investment operations totaled $0.6 million in the second quarter of 2002, compared to a net loss of $0.2 million in the year-ago quarter. The increase was primarily attributed to lower operating expenses, as the year-ago quarter included expense pertaining to litigation matters associated with certain joint venture partners.

     The following table sets forth real estate investment operational results and selected financial data for the periods indicated.

                                                                        Three Months Ended
                                                ------------------------------------------------------------------
                                                  June 30,    March 31,    December 31,  September 30,  June 30,
(In Thousands)                                      2002        2002          2001           2001         2001
------------------------------------------------------------------------------------------------------------------
Net interest income (expense) .................   $     13     $      5     $    (15)     $    (26)     $     10
Other income ..................................      1,299        3,291        1,773         1,083         1,072
Operating expense .............................        244          222          186         1,864         1,278
Net intercompany expense ......................         86           93           96            92            84
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ...        982        2,981        1,476          (899)         (280)
Income taxes (benefit) ........................        397        1,224          605          (364)         (116)
------------------------------------------------------------------------------------------------------------------
   Net income (loss) ..........................   $    585     $  1,757     $    871      $   (535)     $   (164)
==================================================================================================================
AT PERIOD END
Assets:
   Investment in real estate and joint ventures   $ 40,283     $ 26,384     $ 38,185      $ 38,043      $ 19,950
   Other ......................................      1,919        4,060        2,003         1,629         1,673
------------------------------------------------------------------------------------------------------------------
     Total assets .............................     42,202       30,444       40,188        39,672        21,623
------------------------------------------------------------------------------------------------------------------
Equity ........................................   $ 38,448     $ 24,963     $ 34,513      $ 33,642      $ 18,307
==================================================================================================================

     For the first six months of 2002, our net income from real estate investment operations totaled $2.3 million, up from $0.4 million from the same period a year ago due primarily to sales activity and lower operating expenses, for the same reasons previously explained for the quarter.

     The following table sets forth our real estate investment operational results for the periods indicated.

                              Six Months Ended
                                  June 30,
                            -------------------
(In Thousands)                2002       2001
-----------------------------------------------
Net interest income ......   $   18     $   38
Other income .............    4,590      2,340
Operating expense ........      466      1,538
Net intercompany expense .      179        181
-----------------------------------------------
Income before income taxes    3,963        659
Income taxes .............    1,621        268
-----------------------------------------------
   Net income ............   $2,342     $  391
===============================================

     Our investment in real estate and joint ventures amounted to $40 million at June 30, 2002, compared to $38 million at December 31, 2001 and $20 million at June 30, 2001. During the quarter, the Bank invested an additional $13 million into our real estate investment business for a new joint venture project. That additional investment is deducted from equity in determining the Bank's regulatory capital.

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 35.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, increased $198 million during the second quarter to a total of $10.3 billion or 92.4% of assets at June 30, 2002. The increase primarily represented a higher level of loans held for investment in the residential one-to-four unit adjustable category. Given the continued low interest rate environment and borrower preference for fixed rate loans, our annualized prepayment speed in the current quarter remained high at 38%, compared to 44% a year ago and 39% during the previous quarter.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                           Three Months Ended                     Six Months Ended
                                             -------------------------------------------              June 30,
                                                 June 30,      March 31,       June 30,     ----------------------------
(In Thousands)                                    2002           2002           2001             2002           2001
----------------------------------------------------------------------------------------    ----------------------------
Loans originated for investment:
   Residential one-to-four units:
      Adjustable ..........................   $1,109,982     $  988,063     $  814,696        $2,098,045     $1,451,684
      Fixed ...............................        3,940          4,366         10,849             8,306         14,966
   Other ..................................      119,970         45,752         43,492           165,722         72,456
----------------------------------------------------------------------------------------    ----------------------------
      Total loans originated for investment    1,233,892      1,038,181        869,037         2,272,073      1,539,106
Loans originated for sale (1) .............    1,065,360      1,266,430      1,296,877         2,331,790      2,093,678
----------------------------------------------------------------------------------------    ----------------------------
   Total loans originated .................   $2,299,252     $2,304,611     $2,165,914        $4,603,863     $3,632,784
========================================================================================    ============================

(1)  Residential one-to-four unit loans, primarily fixed.

     Originations of residential one-to-four unit loans totaled $2.179 billion in the second quarter of 2002, of which $1.114 billion or 51% were for portfolio, with the balance for sale in the secondary market. This was 3.5% lower than the $2.259 billion we originated in the first quarter of 2002 but 2.7% higher than the $2.122 billion we originated in the year-ago second quarter. Of the current quarter originations for portfolio, $150 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 67% of our residential one-to-four unit originations represented refinancing transactions. This is down from the previous quarter level of 80% and slightly lower than the 72% in the year-ago second quarter. In addition to single family loans, we originated $120 million of other loans in the current quarter.

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

     Most of our adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages:

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

     At June 30, 2002, $7.1 billion or 77% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $146 million represented the amount of negative amortization included in the loan balance.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold through our secondary marketing activities $1.093 billion of loans and mortgage-backed securities in the second quarter of 2002, compared to $1.381 billion in the previous quarter and $1.364 billion in the second quarter of 2001. All were secured by residential one-to-four unit property, and at June 30, 2002, loans held for sale totaled $381 million.

     At June 30, 2002, our unfunded loan application pipeline totaled $1.8 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $913 million, of which $636 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments on loans in process of $101 million and undrawn lines of credit of $88 million. We believe our current sources of funds will enable us to meet these obligations.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the periods indicated.

                                                                                          Three Months Ended
                                                                --------------------------------------------------------------------
                                                                   June 30,      March 31,    December 31,  September 30,  June 30,
(In Thousands)                                                       2002           2002          2001          2001         2001
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ..............................................  $   868,022   $   515,686   $   382,772   $   459,897  $   457,346
      Adjustable - subprime ...................................      148,876       107,334        82,561       100,025      106,148
      Adjustable - fixed for 3-5 years ........................       85,679       365,043       418,979       307,349      163,193
      Adjustable - fixed for 3-5 years - subprime .............          133          --            --            --           --
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustable residential one-to-four units ........    1,102,710       988,063       884,312       867,271      726,687
      Fixed ...................................................        3,940         4,336         1,577         3,294        7,455
      Fixed - subprime ........................................         --            --             211         1,103        3,394
     Residential five or more units:
      Adjustable ..............................................         --            --            --            --           --
      Fixed ...................................................         --            --            --            --            125
------------------------------------------------------------------------------------------------------------------------------------
        Total residential .....................................    1,106,650       992,399       886,100       871,668      737,661
     Commercial real estate ...................................         --            --             133          --           --
     Construction .............................................       65,030        13,672        32,025        27,649       23,154
     Land .....................................................       37,820        18,542         5,153         4,870        6,219
   Non-mortgage:
     Commercial ...............................................          600         1,361         4,006         8,440        4,970
     Automobile ...............................................          329           376           275           957        1,502
     Other consumer ...........................................       16,191        11,801         9,896         7,965        7,522
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..................................    1,226,620     1,038,151       937,588       921,549      781,028
Real estate loans purchased:
   One-to-four units ..........................................        6,459            30          --              48       88,009
   One-to-four units - subprime ...............................          813          --            --            --           --
   Other (1) ..................................................         --            --            --           6,673         --
------------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ........................        7,272            30          --           6,721       88,009
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated and purchased ....................    1,233,892     1,038,181       937,588       928,270      869,037
Loan repayments ...............................................     (950,438)     (942,811)     (945,582)     (968,918)  (1,095,547)
Other net changes (2) .........................................      (45,850)         (936)      (12,036)      (24,333)       5,813
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .......      237,604        94,434       (20,030)      (64,981)    (220,697)
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO
Residential one-to-four units:
   Originated whole loans .....................................    1,060,399     1,264,559     1,610,470     1,115,345    1,296,270
   Loans purchased ............................................        4,961         1,871         3,201         1,244          607
   Loans transferred to the investment portfolio ..............       (1,401)         (614)       (3,167)       (1,108)        (787)
   Originated whole loans sold ................................     (132,614)     (156,206)     (181,632)     (129,237)    (292,552)
   Loans exchanged for mortgage-backed securities .............     (943,883)   (1,225,243)   (1,290,355)     (991,232)  (1,071,840)
   Other net changes ..........................................         (594)         (789)         (404)         (530)        (649)
   Capitalized basis adjustment (3) ...........................        6,129         5,866       (12,578)        2,447         (753)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...........       (7,003)     (110,556)      125,535        (3,071)     (69,704)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .............................      943,883     1,225,243     1,290,355       991,232    1,071,840
   Sold .......................................................     (960,840)   (1,225,243)   (1,290,355)     (991,232)  (1,071,840)
   Purchased ..................................................         --            --         115,597          --           --
   Repayments .................................................      (18,950)      (26,553)         (773)         (686)        (647)
   Other net changes ..........................................        3,226        (1,625)         (405)           14           39
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
      available for sale ......................................      (32,681)      (28,178)      114,419          (672)        (608)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
      mortgage-backed securities available for sale ...........      (39,684)     (138,734)      239,954        (3,743)     (70,312)
------------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and mortgage-backed
      securities ..............................................  $   197,920   $   (44,300)  $   219,924   $   (68,724) $  (291,009)
====================================================================================================================================

(1)  Included one commercial loan for the three months ended September 30, 2001.
(2) Primarily included borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(3) Reflected the change in fair value from date of interest rate lock commitment to date of origination.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolio at the dates indicated.

                                                               June 30,     March 31,    December 31,  September 30,   June 30,
(In Thousands)                                                   2002          2002          2001          2001          2001
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans secured by real estate:
    Residential one-to-four units:
      Adjustable ........................................   $  6,590,943  $  6,279,350  $  6,365,149  $  6,564,971  $  6,757,793
      Adjustable - subprime .............................      1,357,098     1,365,817     1,424,656     1,513,047     1,601,398
      Adjustable - fixed for 3-5 years ..................      1,271,031     1,294,855       999,528       626,958       339,477
      Adjustable - fixed for 3-5 years - subprime .......         48,835        57,844        66,760        75,526        81,904
      Fixed .............................................        260,934       295,228       334,384       375,533       408,757
      Fixed - subprime ..................................         11,982        13,099        15,303        17,421        18,256
------------------------------------------------------------------------------------------------------------------------------------
          Total residential one-to-four units ...........      9,540,823     9,306,193     9,205,780     9,173,456     9,207,585
    Residential five or more units:
      Adjustable ........................................          4,952         5,920         6,055         6,199        13,359
      Fixed .............................................          3,775         4,230         5,124         5,290         5,464
    Commercial real estate:
      Adjustable ........................................         40,200        40,650        40,900        41,987        47,236
      Fixed .............................................         41,522        69,691        71,609       100,493       110,513
    Construction ........................................        124,318        78,202        84,942        99,161        99,261
    Land ................................................         62,182        36,303        22,028        21,121        21,283
Non-mortgage:
    Commercial ..........................................         17,371        21,182        22,017        22,762        21,648
    Automobile ..........................................         17,667        20,902        24,529        29,109        32,594
    Other consumer ......................................         50,101        48,067        50,908        53,243        56,096
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment ...................      9,902,911     9,631,340     9,533,892     9,552,821     9,615,039
Increase (decrease) for:
    Undisbursed loan funds ..............................       (106,557)      (65,813)      (61,280)      (62,880)      (59,940)
    Net deferred costs and premiums .....................         85,926        80,622        77,916        79,540        78,621
    Allowance for losses ................................        (35,834)      (37,307)      (36,120)      (35,043)      (34,301)
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment, net ..............      9,846,446     9,608,842     9,514,408     9,534,438     9,599,419
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET
Loans held for sale:
    Residential one-to-four units .......................        379,796       392,928       509,350       371,237       376,755
    Capitalized basis adjustment (1) ....................          1,669        (4,460)      (10,326)        2,252          (195)
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale .........................        381,465       388,468       499,024       373,489       376,560
Mortgage-backed securities available for sale:
    Adjustable ..........................................         58,122        73,792       101,562         4,562         5,234
    Fixed ...............................................           --          17,011        17,419          --            --
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage-backed securities available for sale         58,122        90,803       118,981         4,562         5,234
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale and mortgage-backed
          securities available for sale .................        439,587       479,271       618,005       378,051       381,794
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-backed securities ........   $ 10,286,033  $ 10,088,113  $ 10,132,413  $  9,912,489  $  9,981,213
====================================================================================================================================

(1) Reflected the change in fair value from date of interest rate lock commitment to date of origination.

     We carry loans for sale at the lower of cost or fair value. At June 30, 2002, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

     At June 30, 2002, our residential one-to-four units subprime portfolio consisted of approximately 83% "A-" credit, 15% "B" credit and 2% "C" credit loans. At June 30, 2002, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at June 30, 2002, reflected an unrealized gain of $0.3 million. The current quarter-end unrealized loss, less the associated tax effect, is reflected within a separate component of other comprehensive income (loss) until realized.

DEPOSITS

     At June 30, 2002, our deposits totaled $8.7 billion, down $350 million from the year-ago level, but up $92 million during the quarter, which more than offset the first quarter 2002 decline. Compared to the year-ago period, our certificates of deposit declined $2.5 billion or 33.9%, which was partially offset by an increase in our lower-rate transaction accounts--i.e., checking, money market and regular passbook--of $2.1 billion, more than double the year-ago level. Within transaction accounts, the increase primarily occurred in our regular passbook accounts, as depositors moved monies from certificates of deposit because they seemed more interested in liquidity given the relatively low level of interest rates. At June 30, 2002, the average deposit size of our traditional branches was $105 million, while the average size of our in-store branches was $17 million, or $20 million excluding the 15 new in-store branches opened within the past 12 months.

     The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

                             June 30, 2002       March 31, 2002    December 31, 2001   September 30, 2001    June 30, 2001
                          ----------------------------------------------------------------------------------------------------
                           Weighted             Weighted           Weighted            Weighted            Weighted
                            Average              Average            Average             Average             Average
(Dollars in Thousands)       Rate     Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate     Amount
------------------------------------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing
     checking ............   --  %  $  295,788   --  %  $  312,962   --  %  $  263,165   --  %  $  327,335   --  %  $  328,338
   Interest-bearing
     checking (1) ........   0.25      418,310   0.25      436,612   0.35      423,776   0.42      403,134   0.42      401,126
   Money market ..........   1.80      114,618   1.82      112,646   2.01      108,747   2.29       97,548   2.79       89,949
   Regular passbook ......   2.42    3,082,356   2.57    2,789,500   2.46    2,131,048   2.96    1,308,959   3.44      986,488
------------------------------------------------------------------------------------------------------------------------------
     Total transaction
       accounts ..........   1.99    3,911,072   2.05    3,651,720   1.92    2,926,736   2.00    2,136,976   2.11    1,805,901
Certificates of deposit:
   Less than 3.00% .......   2.50    1,764,986   2.45    1,467,532   2.41      970,854   2.41       39,217   2.48       27,473
   3.00-3.49 .............   3.33    1,258,969   3.29    1,080,673   3.20      458,511   3.26      379,901   3.36        8,342
   3.50-3.99 .............   3.84      588,142   3.84      527,613   3.84      532,634   3.83      508,383   3.83       82,191
   4.00-4.49 .............   4.25      563,298   4.23      830,142   4.22      892,517   4.22      888,123   4.29      387,442
   4.50-4.99 .............   4.80      456,618   4.76      495,530   4.76      555,885   4.73      815,711   4.74      691,800
   5.00-5.99 .............   5.43       74,154   5.21      356,605   5.30      921,510   5.36    1,883,498   5.50    2,791,697
   6.00 and greater ......   6.26       73,319   6.32      189,075   6.37    1,360,919   6.46    2,216,973   6.59    3,245,218
------------------------------------------------------------------------------------------------------------------------------
     Total certificates of
       deposit ...........   3.41    4,779,486   3.66    4,947,170   4.54    5,692,830   5.24    6,731,806   5.82    7,234,163
------------------------------------------------------------------------------------------------------------------------------
       Total deposits ....   2.77%  $8,690,558   2.98%  $8,598,890   3.65%  $8,619,566   4.46%  $8,868,782   5.08%  $9,040,064
==============================================================================================================================

(1)  Included amounts swept into money market deposit accounts.

BORROWINGS

     During the current quarter, our borrowings increased $93 million to $1.4 billion, due to an increase in FHLB advances. This followed a decrease of $202 million during the first quarter of 2002.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                       June 30,      March 31,     December 31,   September 30,    June 30,
(Dollars in Thousands)                                   2002           2002           2001            2001          2001
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................   $   1,413,607    $   1,320,386    $1,522,705    $  927,398    $  892,670
Other borrowings ...............................            --               --               7            29            94
----------------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $   1,413,607    $   1,320,386    $1,522,712    $  927,427    $  892,764
============================================================================================================================
Weighted average rate on borrowings during
    the period .................................            4.59%            4.28%         4.31%         5.01%         5.67%
Total borrowings as a percentage of total assets           12.70            12.10         13.71          8.65          8.25
============================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense on our capital securities, including the amortization of deferred issuance costs, was $3.0 million for the second quarter of 2002 and $6.1 million for the first six months of 2002.

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

     In addition to the market risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our off-balance sheet commitments where we have committed to an interest rate with a potential borrower for a loan we intend to sell (known as an interest rate lock commitment derivative). Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. We currently do not enter into hedging contracts for speculative purposes.

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

     One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of June 30, 2002, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

                                                                                       June 30, 2002
                                                       -----------------------------------------------------------------------------
                                                         Within        7 - 12        1 - 5       6 - 10         Over        Total
(Dollars in Thousands)                                  6 Months       Months        Years        Years       10 Years     Balance
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock ..........(1)  $  234,618   $    40,116   $   155,270   $       68   $    --     $   430,072
   Loans and mortgage-backed securities: .........(2)
     Loans secured by real estate:
       Residential:
         Adjustable ..............................      8,046,379       144,880     1,163,580         --          --       9,354,839
         Fixed ...................................        432,932        52,741       133,102       13,388       3,308       635,471
       Commercial real estate ....................         36,120         7,124        16,822       15,371       2,283        77,720
       Construction ..............................         52,046          --            --           --          --          52,046
       Land ......................................         29,742             9            66          781        --          30,598
     Non-mortgage loans:
       Commercial ................................         10,740          --            --           --          --          10,740
       Consumer ..................................         53,527         3,856         9,114         --          --          66,497
     Mortgage-backed securities ..................         31,131        26,991          --           --          --          58,122
------------------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed securities ....      8,692,617       235,601     1,322,684       29,540       5,591    10,286,033
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...............     $8,927,235   $   275,717   $ 1,477,954   $   29,608   $   5,591   $10,716,105
====================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .................     $  295,788   $      --     $      --     $     --     $    --     $   295,788
   Interest-bearing checking .....................(3)     418,310          --            --           --          --         418,310
   Money market ..................................(4)     114,618          --            --           --          --         114,618
   Regular passbook ..............................(4)   3,082,356          --            --           --          --       3,082,356
------------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ..................      3,911,072          --            --           --          --       3,911,072
Certificates of deposit ..........................(1)   2,300,250     1,240,945     1,238,291         --          --       4,779,486
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits ................................      6,211,322     1,240,945     1,238,291         --          --       8,690,558
Borrowings .......................................        273,123        60,134       621,350      459,000        --       1,413,607
Capital securities ...............................           --            --            --           --       120,000       120,000
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
     capital securities ..........................     $6,484,445   $ 1,301,079   $ 1,859,641   $  459,000   $ 120,000   $10,224,165
====================================================================================================================================
Excess (shortfall) of interest-earning assets over
   deposits, borrowings and capital securities ...     $2,442,790   $(1,025,362)  $  (381,687)  $ (429,392)  $(114,409)  $   491,940
Cumulative gap ...................................      2,442,790     1,417,428     1,035,741      606,349     491,940
Cumulative gap - as a percent of total assets:
   June 30, 2002 .................................          21.95%        12.73%         9.31%        5.45%       4.42%
   December 31, 2001 .............................          12.01          4.76          7.91         4.71        3.86
   June 30, 2001 .................................          18.03          3.28          6.87         3.93        3.54
====================================================================================================================================

(1)  Based upon contractual maturity and repricing date.
(2) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(3) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(4)  Subject to immediate repricing.

     Our six-month gap at June 30, 2002 was a positive 21.95%. This means that more interest-earning assets reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 12.01% at December 31, 2001 and 18.03% at June 30, 2001.

     We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended June 30, 2002, we originated and purchased for investment $4.1 billion of adjustable rate loans which represented approximately 99% of all loans we originated and purchased for investment during the period.

     At June 30, 2002, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 99% at December 31, 2001 and 98% at June 30, 2001. At June 30, 2002, loans held for investment and mortgage-backed securities with adjustable interest rates represented 93% of those portfolios. During the second quarter of 2002, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At June 30, 2002, $9.7 billion or 94% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $9.3 billion or 91% at December 31, 2001, and $9.2 billion or 92% at June 30, 2001.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                            June 30,    March 31,  December 31,  September 30,  June 30,
                                              2002        2002        2001           2001         2001
--------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities       6.01%        6.45%        7.15%        7.68%        8.24%
   Federal Home Loan Bank stock .......       5.56         5.30         5.31         6.00         6.00
   Investment securities ..............       3.44         3.43         3.54         5.18         5.38
--------------------------------------------------------------------------------------------------------
     Interest-earning assets yield ....       5.93         6.35         6.98         7.59         8.12
--------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................       2.77         2.98         3.65         4.46         5.08
   Borrowings:
     Federal Home Loan Bank advances ..       4.32         4.63         3.73         4.70         5.36
     Other borrowings .................       --           --           7.88         7.88         7.88
--------------------------------------------------------------------------------------------------------
        Total borrowings ..............       4.32         4.63         3.73         4.70         5.36
   Capital securities .................      10.00        10.00        10.00        10.00        10.00
--------------------------------------------------------------------------------------------------------
     Combined funds cost ..............       3.07         3.28         3.74         4.55         5.16
--------------------------------------------------------------------------------------------------------
        Interest rate spread ..........       2.86%        3.07%        3.24%        3.04%        2.96%
========================================================================================================

     The period-end weighted average yield on our loan portfolio declined to 6.01% at June 30, 2002, down from 7.15% at December 31, 2001 and 8.24% at June 30, 2001. At June 30, 2002, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securitites, totaled $9.4 billion with a weighted average rate of 5.91%, compared to $9.0 billion with a weighted average rate of 7.11% at December 31, 2001, and $8.8 billlion with a weighted average rate of 8.27% at June 30, 2001.

PROBLEM LOANS AND REAL ESTATE

NON-PERFORMING ASSETS

     Non-performing assets consist of loans on which we have ceased the accrual of interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Non-performing assets decreased $10 million during the quarter to $83 million or 0.75% of total assets. This decrease was primarily due to a decline in residential non-performers, of which $2 million related to residential subprime non-performers. Non-performing assets at quarter end included non-accrual loans aggregating $4 million which were not contractually past due, but were deemed non-accrual due to management's assessment of the borrower's ability to pay.

     The following table summarizes our non-performing assets at the dates indicated.

                                                       June 30,     March 31,   December 31, September 30, June 30,
(Dollars in Thousands)                                   2002         2002         2001          2001        2001
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $33,827      $43,934      $43,210      $29,266      $22,494
    Residential one-to-four units - subprime ........    31,540       33,169       31,166       31,076       25,737
    Other ...........................................     4,305        4,589        2,668        2,927        3,054
--------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................    69,672       81,692       77,044       63,269       51,285
Troubled debt restructure - below market rate (1) ...       203          203          203          204          204
Real estate acquired in settlement of loans .........    13,528       11,917       15,366       11,870        8,366
Repossessed automobiles .............................        16           19           19           28           37
--------------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................   $83,419      $93,831      $92,632      $75,371      $59,892
====================================================================================================================
Allowance for loan losses:
    Amount ..........................................   $35,834      $37,307      $36,120      $35,043      $34,301
    As a percentage of non-performing loans .........     51.28%       45.55%       46.76%       55.21%       66.62%
Non-performing assets as a percentage of total assets      0.75         0.86         0.83         0.70         0.55
====================================================================================================================

(1)  Represented one residential one-to-four unit loan.

DELINQUENT LOANS

     Loans delinquent 30 days or more declined during the quarter to 0.91% at June 30, 2002, from 1.05% at March 31, 2002, but were above the 0.81% of a year ago. The decline during the current quarter primarily occurred in both our residential one-to-four units and residential one-to-four units - subprime categories.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                        June 30, 2002                            March 31, 2002
                                          ------------------------------------------------------------------------------------
                                                30-59     60-89      90+                30-59     60-89      90+
(Dollars in Thousands)                           Days      Days    Days (1)   Total      Days      Days    Days (1)   Total
------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $ 20,531  $  6,461  $ 27,472  $ 54,464  $ 19,454  $  6,360  $ 34,724  $ 60,538
      One-to-four units - subprime .........    10,694     3,308    24,228    38,230    13,653     4,175    25,797    43,625
      Five or more units ...................      --        --        --        --        --        --        --        --
    Commercial real estate .................      --        --        --        --        --        --        --        --
    Construction ...........................      --        --        --        --        --        --        --        --
    Land ...................................      --        --        --        --        --        --        --        --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    31,225     9,769    51,700    92,694    33,107    10,535    60,521   104,163
Non-mortgage:
    Commercial .............................      --        --         428       428      --        --         637       637
    Automobile .............................       190        13        54       257       138        14        79       231
    Other consumer .........................       314       132       180       626       142        57       185       384
------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............  $ 31,729  $  9,914  $ 52,362  $ 94,005  $ 33,387  $ 10,606  $ 61,422  $105,415
==============================================================================================================================
Delinquencies as a percentage of total loans      0.31%     0.10%     0.51%     0.91%     0.33%     0.11%     0.61%     1.05%
==============================================================================================================================
                                                           December 31, 2001                        September 30, 2001
                                          ------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $ 19,170  $ 12,797  $ 33,449  $ 65,416  $ 18,515  $  8,165  $ 25,131  $ 51,811
      One-to-four units - subprime .........    13,159     9,104    20,958    43,221    11,212     8,569    21,649    41,430
      Five or more units ...................      --        --        --        --        --        --        --        --
    Commercial real estate .................      --        --        --        --        --        --        --        --
    Construction ...........................      --        --        --        --        --        --        --        --
    Land ...................................      --        --        --        --        --        --        --        --
------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    32,329    21,901    54,407   108,637    29,727    16,734    46,780    93,241
Non-mortgage:
    Commercial .............................      --        --       1,163     1,163      --        --       1,290     1,290
    Automobile .............................       174        85        46       305       269        54        80       403
    Other consumer .........................       356        62       173       591       253        38       264       555
------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............  $ 32,859  $ 22,048  $ 55,789  $110,696  $ 30,249  $ 16,826  $ 48,414  $ 95,489
==============================================================================================================================
Delinquencies as a percentage of total loans      0.33%     0.22%     0.55%     1.10%     0.30%     0.17%     0.49%     0.96%
==============================================================================================================================
                                                          June 30, 2001
                                          --------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $ 15,190  $  7,262  $ 17,291  $ 39,743
      One-to-four units - subprime .........    11,402     6,513    20,772    38,687
      Five or more units ...................      --        --         248       248
    Commercial real estate .................      --        --        --        --
    Construction ...........................      --        --        --        --
    Land ...................................      --        --        --        --
--------------------------------------------------------------------------------------
      Total real estate loans ..............    26,592    13,775    38,311    78,678
Non-mortgage:
    Commercial .............................      --        --       1,290     1,290
    Automobile .............................       112        63        32       207
    Other consumer .........................       287        28       185       500
--------------------------------------------------------------------------------------
      Total delinquent loans ...............  $ 26,991  $ 13,866  $ 39,818  $ 80,675
======================================================================================
Delinquencies as a percentage of total loans      0.27%     0.14%     0.40%     0.81%
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

     We adhere to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate valuation allowance to cover asset losses. The amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. Included in both these allowances are those amounts associated with assets where it is probable that the recorded value of the asset has declined and the loss can be reasonably estimated. If we determine the carrying value of our asset exceeds its net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

     Allowances for losses on all assets were $38 million at June 30, 2002, compared to $39 million at December 31, 2001, and $37 million at June 30, 2001.

     During the current quarter, we reversed $1.1 million of provision for loan losses due to an improvement in asset quality and net loan charge-offs totaled $0.4 million resulting in a decrease in the allowance for loan losses to $35.8 million at June 30, 2002. The current quarter decline in the allowance reflected a decrease of $1.1 million in allocated allowances to $6.6 million due primarily to a decline in borrowers filing bankruptcy. General valuation allowances declined by $0.4 million and there was no change in our unallocated allowance of $2.8 million.

     The following table summarizes the activity in our allowance for loan losses during the periods indicated.

                                                          Three Months Ended
                                 -----------------------------------------------------------------
                                  June 30,      March 31,    December 31, September 30,   June 30,
(In Thousands)                      2002          2002          2001          2001          2001
--------------------------------------------------------------------------------------------------
Balance at beginning of period   $ 37,307      $ 36,120      $ 35,043      $ 34,301      $ 34,059
Provision (reduction) ........     (1,106)        1,447         1,290           791           431
Charge-offs ..................       (387)         (276)         (316)         (198)         (326)
Recoveries ...................         20            16           103           149           137
--------------------------------------------------------------------------------------------------
Balance at end of period .....   $ 35,834      $ 37,307      $ 36,120      $ 35,043      $ 34,301
==================================================================================================

     Since year-end 2001, our allowance for loan losses declined by $0.3 million, as general valuation allowances declined by $1.7 million, partially offset by a $1.4 million increase in allocated allowances.

     The following table summarizes the activity in our allowance for loan losses during the periods indicated.

                                     Six Months Ended
                                         June 30,
                                 -----------------------
(In Thousands)                      2002          2001
--------------------------------------------------------
Balance at beginning of period   $ 36,120      $ 34,452
Provision ....................        341           483
Charge-offs ..................       (663)         (834)
Recoveries ...................         36           200
--------------------------------------------------------
Balance at end of period .....   $ 35,834      $ 34,301
========================================================

     The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan during the periods indicated.

                                                            Three Months Ended
                                                    -------------------------------------------------------  Six Months Ended
                                                                                                                June 30,
                                                     June 30, March 31, December 31, September 30, June 30,  ----------------
(Dollars in Thousands)                                 2002     2002       2001          2001        2001     2002     2001
-----------------------------------------------------------------------------------------------------------  ----------------
GROSS LOAN CHARGE-OFFS
Loans secured by real estate:
    Residential:
       One-to-four units ...........................  $ 197     $ 125      $ 108        $  25       $ 115    $ 322    $ 397
       One-to-four units - subprime ................     63        17         70           60          92       80      214
       Five or more units ..........................   --        --         --           --          --       --       --
    Commercial real estate .........................   --        --         --           --          --       --       --
    Construction ...................................   --        --         --           --          --       --       --
    Land ...........................................   --        --         --           --          --       --       --
Non-mortgage:
    Commercial .....................................   --        --         --           --          --       --       --
    Automobile .....................................     33        52         51           26          72       85      120
    Other consumer .................................     94        82         87           87          47      176      103
-----------------------------------------------------------------------------------------------------------  ----------------
       Total gross loan charge-offs ................    387       276        316          198         326      663      834
-----------------------------------------------------------------------------------------------------------  ----------------
GROSS LOAN RECOVERIES
Loans secured by real estate:
    Residential:
       One-to-four units ...........................   --           9          1           86         121        9      180
       One-to-four units - subprime ................   --        --          100           61           5     --          5
       Five or more units ..........................   --        --         --           --          --       --       --
    Commercial real estate .........................   --        --         --           --             1     --          1
    Construction ...................................   --        --         --           --          --       --       --
    Land ...........................................   --        --         --           --          --       --       --
Non-mortgage:
    Commercial .....................................   --        --         --           --          --       --       --
    Automobile .....................................     16         5       --           --             4       21        4
    Other consumer .................................      4         2          2            2           6        6       10
-----------------------------------------------------------------------------------------------------------  ----------------
       Total gross loan recoveries .................     20        16        103          149         137       36      200
-----------------------------------------------------------------------------------------------------------  ----------------
NET LOAN CHARGE-OFFS
Loans secured by real estate:
    Residential:
       One-to-four units ...........................    197       116        107          (61)         (6)     313      217
       One-to-four units - subprime ................     63        17        (30)          (1)         87       80      209
       Five or more units ..........................   --        --         --           --          --       --       --
    Commercial real estate .........................   --        --         --           --            (1)    --         (1)
    Construction ...................................   --        --         --           --          --       --       --
    Land ...........................................   --        --         --           --          --       --       --
Non-mortgage:
    Commercial .....................................   --        --         --           --          --       --       --
    Automobile .....................................     17        47         51           26          68       64      116
    Other consumer .................................     90        80         85           85          41      170       93
-----------------------------------------------------------------------------------------------------------  ----------------
       Total net loan charge-offs ..................  $ 367     $ 260      $ 213        $  49       $ 189    $ 627    $ 634
===========================================================================================================  ================
Net loan charge-offs as a percentage
    of average loans ...............................   0.01%     0.01%      0.01%        --  %       0.01%    0.01%    0.01%
===========================================================================================================  ================

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                              June 30, 2002                  March 31, 2002                December 31, 2001
                                    -----------------------------------------------------------------------------------------------
                                                   Gross    Allowance              Gross    Allowance             Gross    Allowance
                                                   Loan    Percentage              Loan    Percentage             Loan    Percentage
                                                 Portfolio   to Loan             Portfolio   to Loan            Portfolio   to Loan
(Dollars in Thousands)              Allowance     Balance    Balance  Allowance   Balance    Balance  Allowance  Balance    Balance
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........   $ 17,291   $8,122,908   0.21%   $ 18,566   $7,869,433   0.24%   $ 19,033   $7,699,061   0.25%
     One-to-four units - subprime.      8,697    1,417,915   0.61       9,755    1,436,760   0.68       9,633    1,506,719   0.64
     Five or more units ..........         65        8,727   0.74          76       10,150   0.75          84       11,179   0.75
   Commercial real estate ........      2,905       81,722   3.55       3,367      110,341   3.05       1,848      112,509   1.64
   Construction ..................      1,459      124,318   1.17         920       78,202   1.18       1,005       84,942   1.18
   Land ..........................        769       62,182   1.24         446       36,303   1.23         274       22,028   1.24
Non-mortgage:
   Commercial ....................        596       17,371   3.43         511       21,182   2.41         573       22,017   2.60
   Automobile ....................        250       17,667   1.42         292       20,902   1.40         277       24,529   1.13
   Other consumer ................      1,002       50,101   2.00         574       48,067   1.19         593       50,908   1.16
Not specifically allocated .......      2,800         --     --         2,800         --     --         2,800         --     --
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans held for investment   $ 35,834   $9,902,911   0.36%   $ 37,307   $9,631,340   0.39%   $ 36,120   $9,533,892   0.38%
===================================================================================================================================
                                            September 30, 2001                June 30, 2001
                                     --------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........   $ 16,598   $7,567,462   0.22%   $ 15,139   $7,506,027   0.20%
     One-to-four units - subprime.     10,385    1,605,994   0.65      10,826    1,701,558   0.64
     Five or more units ..........         86       11,489   0.75         141       18,823   0.75
   Commercial real estate ........      2,262      142,480   1.59       2,703      157,749   1.71
   Construction ..................      1,164       99,161   1.17       1,171       99,261   1.18
   Land ..........................        262       21,121   1.24         263       21,283   1.24
Non-mortgage:
   Commercial ....................        650       22,762   2.86         422       21,648   1.95
   Automobile ....................        196       29,109   0.67         175       32,594   0.54
   Other consumer ................        640       53,243   1.20         661       56,096   1.18
Not specifically allocated .......      2,800         --     --         2,800         --     --
---------------------------------------------------------------------------------------------------
   Total loans held for investment   $ 35,043   $9,552,821   0.37%   $ 34,301   $9,615,039   0.36%
===================================================================================================

     At June 30, 2002, the recorded investment in loans for which we recognized impairment totaled $17 million, unchanged from March 31, 2001, but up from $13 million at December 31, 2001 and $14 million at June 30, 2001. The allowance for losses related to these loans was $2 million at June 30, 2002 and $1 million at both December 31, 2001 and June 30, 2001. During the second quarter of 2002, total interest recognized on the impaired loan portfolio was $0.3 million.

     The following table summarizes the activity in our allowance for loan losses associated with impaired loans during the periods indicated.

                                                      Three Months Ended
                                 -----------------------------------------------------------
                                 June 30,     March 31,  December 31, September 30, June 30,
(In Thousands)                     2002         2002        2001         2001         2001
--------------------------------------------------------------------------------------------
Balance at beginning of period   $ 2,356      $   759     $ 1,210      $   782     $   798
Provision (reduction) ........      (153)       1,597        (451)         428         (16)
Charge-offs ..................      --           --          --           --          --
Recoveries ...................      --           --          --           --          --
--------------------------------------------------------------------------------------------
Balance at end of period .....   $ 2,203      $ 2,356     $   759      $ 1,210     $   782
============================================================================================

     For the first six months of 2002, total interest recognized on the impaired loan portfolio was $0.6 million.

     The following table summarizes the activity in our allowance for loan losses associated with impaired loans during the periods indicated.

                                  Six Months Ended
                                      June 30,
                                 ------------------
(In Thousands)                    2002       2001
---------------------------------------------------
Balance at beginning of period   $  759     $  800
Provision (reduction) ........    1,444        (18)
Charge-offs ..................     --         --
Recoveries ...................     --         --
---------------------------------------------------
Balance at end of period .....   $2,203     $  782
===================================================

     The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the periods indicated.

                                                    Three Months Ended
                                 -----------------------------------------------------------
                                 June 30,   March 31,  December 31,  September 30, June 30,
(In Thousands)                    2002        2002        2001           2001        2001
--------------------------------------------------------------------------------------------
Balance at beginning of period   $ 1,033     $ 2,690      $ 2,689     $ 3,063      $ 3,030
Provision (reduction) ........       818      (1,318)           1        (374)          33
Charge-offs ..................      --          (339)        --          --           --
Recoveries ...................      --          --           --          --           --
--------------------------------------------------------------------------------------------
Balance at end of period .....   $ 1,851     $ 1,033      $ 2,690     $ 2,689      $ 3,063
============================================================================================

     The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the periods indicated.

                                    Six Months Ended
                                        June 30,
                                 ---------------------
(In Thousands)                     2002         2001
------------------------------------------------------
Balance at beginning of period   $ 2,690      $ 2,997
Provision (reduction) ........      (500)          66
Charge-offs ..................      (339)        --
Recoveries ...................      --           --
------------------------------------------------------
Balance at end of period .....   $ 1,851      $ 3,063
======================================================

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

     Our primary sources of funds generated in the second quarter of 2002 were from:

     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $814 million;

     o maturities and sales of U.S. Treasury securities, agency obligations and other investment securities available for sale of $132 million;

     o    a net increase in FHLB  advances and other  borrowings of $93 million;
          and

     o    an increase in deposits of $92 million.

     We used these funds for the following purposes:

     o to originate and purchase loans held for investment, excluding refinances of our existing loans, of $1.067 billion; and

     o to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $176 million.

     Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At June 30, 2002, our FHLB borrowings totaled $1.4 billion, representing 12.7% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.0 billion. To the extent deposit growth over the remainder of 2002 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we will utilize our FHLB borrowing arrangement or possibly other sources. As of June 30, 2002, we had commitments to borrowers for short-term rate locks of $913 million, undisbursed loan funds and unused lines of credit of $189 million, and other contingent liabilities of $3 million. We believe our current sources of funds enable us to meet these obligations while maintaining our liquidity at appropriate levels.

     Another measure of liquidity in the savings and loan industry is the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The Bank's ratio was 4.3% at both June 30, 2002 and December 31, 2001 and 5.4% at June 30, 2001.

     The holding company currently has liquid assets, including due from Bank--interest bearing balances, of $25 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

     Stockholders' equity totaled $787 million at June 30, 2002, up from $734 million at December 31, 2001 and $681 million at June 30, 2001.

REGULATORY CAPITAL

     Our core and tangible capital ratios were both 7.51% and our risk-based capital ratio was 15.16%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of June 30, 2002.

                                                           Tangible Capital           Core Capital           Risk-Based Capital
                                                         ----------------------   ----------------------    -----------------------
(Dollars in Thousands)                                     Amount     Ratio         Amount     Ratio          Amount      Ratio
-----------------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .................................   $ 878,238                 $ 878,238                 $ 878,238
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate ..     (37,866)                  (37,866)                  (37,866)
    Excess cost over fair value of branch acquisitions      (2,925)                   (2,925)                   (2,925)
    Non-permitted mortgage servicing rights ..........      (5,977)                   (5,977)                   (5,977)
   Additions:
    Unrealized losses on securities available for sale        (236)                     (236)                     (236)
    General loss allowance - investment in DSL
       Service Company ...............................         519                       519                       519
    Allowance for loan losses,
       net of specific allowances (1) ................        --                        --                      33,892
-----------------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................     831,753    7.51%          831,753   7.51%           865,645   15.16%
Well capitalized requirement .........................     166,111    1.50 (2)       553,703   5.00            571,145   10.00 (3)
-----------------------------------------------------------------------------------------------------------------------------------
Excess ...............................................   $ 665,642    6.01%        $ 278,050   2.51%         $ 294,500    5.16%
===================================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 14.56%.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding quantitative and qualitative disclosures about market risk see Financial Condition-Asset/Liability Management and Market Risk on page 30.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 24, 2002, Downey held its annual meeting of shareholders to elect three Class 1 Directors for terms of three years each and to ratify the Board of Directors' appointment of KPMG LLP as auditors for the year ending December 31, 2002. The number of votes cast at the meeting as to each matter acted upon was as follows:

1. Election of Directors:

     Nominees              Votes For   Votes Withheld     Unvoted
     --------------------  ----------  --------------    ---------
     Maurice L. McAlister  23,186,095     3,205,225      1,821,728
     Sam Yellen            26,183,041       208,279      1,821,728
     Daniel D. Rosenthal   26,185,133       206,187      1,821,728

     The Directors whose terms continued and the years their terms expire are as follows:

     Continuing Directors                  Year Term Expires
     --------------------                  -----------------
     Cheryl E. Olson                             2003
     Lester C. Smull                             2003
     Michael B. Abrahams                         2003
     Dr. Paul Kouri                              2004
     Brent McQuarrie                             2004

2. Ratification of appointment of KPMG LLP as auditors for the year ending December 31, 2002:

     Votes For     Votes Against        Abstain        Unvoted
     ----------    -------------        -------       ---------
     26,082,208       293,898           15,214        1,821,728

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

  EXHIBIT
   NUMBER                                     DESCRIPTION

     3.1  (2) Certificate of Incorporation of Downey Financial Corp.

     3.2  (1) Bylaws of Downey Financial Corp.

     4.1 (4) Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp. and Wilmington Trust Company as Indenture Trustee.

  EXHIBIT
   NUMBER                                     DESCRIPTION

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

  EXHIBIT
   NUMBER                                     DESCRIPTION

     10.12(1)  Founder  Retirement  Agreement  of  Gerald  H.  McQuarrie,  dated
          December 21, 1989.

     10.13 (6) Deferred Compensation Program.

     10.14 (6) Director Retirement Benefits.

     99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


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


(B)  Form 8-K filed April 16, 2002.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                           DOWNEY FINANCIAL CORP.




Date: August 5, 2002                      /s/  Daniel D. Rosenthal
                           ----------------------------------------------------
                                               Daniel D. Rosenthal
                                      President and Chief Executive Officer




Date: August 5, 2002                     /s/  Thomas E. Prince
                           ----------------------------------------------------
                                              Thomas E. Prince
                           Executive Vice President and Chief Financial Officer