Form 10-Q
period 2002-09-30
DOWNEY FINANCIAL CORP
filed 2002-10-31
CIK 935063

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

                 For the quarterly period ended SEPTEMBER 30, 2002

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At September 30, 2002, 28,022,722 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

================================================================================

                             DOWNEY FINANCIAL CORP.

                SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                     PART I


ITEM 1. FINANCIAL INFORMATION..............................................    1

        Consolidated Balance Sheets........................................    1
        Consolidated Statements of Income..................................    2
        Consolidated Statements of Comprehensive Income....................    3
        Consolidated Statements of Cash Flows..............................    4
        Notes To Consolidated Financial Statements.........................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................   13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........   42

ITEM 4. CONTROLS AND PROCEDURES............................................   42


                                     PART II

ITEM 1. LEGAL PROCEEDINGS..................................................   43

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................   43

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................   43

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS...............   43

ITEM 5. OTHER INFORMATION..................................................   43

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   43

SIGNATURES  ..................................................................45

                                     PART I
                         ITEM 1. - FINANCIAL INFORMATION

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,    December 31,   September 30,
(Dollars in Thousands, Except Per Share Data)                                           2002            2001            2001
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash ..........................................................................   $    135,493    $    106,079    $    103,000
Federal funds .................................................................         16,702          37,001           2,401
-------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents ..................................................        152,195         143,080         105,401
U.S. Treasury securities, agency obligations and other investment
   securities available for sale, at fair value ...............................        267,243         402,355         296,204
Municipal securities held to maturity, at amortized cost (estimated fair value of $6,372 at September 30, 2002, $6,373 at
   December 31, 2001 and $6,533 at September 30, 2001) ........................          6,387           6,388           6,549
Loans held for sale, at lower of cost or fair value ...........................        665,587         499,024         373,489
Mortgage-backed securities available for sale, at fair value ..................      1,019,030         118,981           4,562
Loans receivable held for investment ..........................................     10,000,420       9,514,408       9,534,438
Investments in real estate and joint ventures .................................         40,371          38,185          38,043
Real estate acquired in settlement of loans ...................................         15,441          15,366          11,870
Premises and equipment ........................................................        113,258         111,762         106,488
Federal Home Loan Bank stock, at cost .........................................        116,041         113,139         111,649
Mortgage servicing rights, net ................................................         46,912          56,895          37,507
Other assets ..................................................................         75,197          85,447          90,094
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 12,518,082    $ 11,105,030    $ 10,716,294
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ......................................................................   $  9,056,932    $  8,619,566    $  8,868,782
Federal Home Loan Bank advances and other borrowings ..........................      1,869,789       1,522,712         927,427
Accounts payable and accrued liabilities ......................................        618,068          67,431          67,392
Deferred income taxes .........................................................         62,680          41,425          34,218
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities ..........................................................     11,607,469      10,251,134       9,897,819
-------------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
   of the Company ("Capital Securities") ......................................        120,000         120,000         120,000
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.01 per share; authorized 5,000,000
   shares; outstanding none ...................................................           --              --              --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares; issued 28,235,022 shares at September 30, 2002 and 28,213,048
   shares at December 31, 2001 and September 30, 2001 .........................            282             282             282
Additional paid-in capital ....................................................         93,792          93,400          93,400
Accumulated other comprehensive income (loss) .................................            274            (239)            897
Retained earnings .............................................................        704,978         640,453         603,896
Treasury stock, at cost, 212,300 shares at September 30, 2002 .................         (8,713)           --              --
-------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity .................................................        790,613         733,896         698,475
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 12,518,082    $ 11,105,030    $ 10,716,294
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                   September 30,
                                                                    --------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                              2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans receivable .................................................   $    150,987    $    187,867    $    459,712    $    604,449
U.S. Treasury securities and agency obligations ..................          2,190           3,727           7,386          12,259
Mortgage-backed securities .......................................            287              62           2,503             277
Other investments ................................................          1,460           2,040           5,146           7,912
----------------------------------------------------------------------------------------------------------------------------------
  Total interest income ..........................................        154,924         193,696         474,747         624,897
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits .........................................................         59,598         107,033         188,354         336,220
Borrowings .......................................................         15,314          10,176          45,226          53,700
Capital securities ...............................................          3,040           3,040           9,122           9,122
----------------------------------------------------------------------------------------------------------------------------------
  Total interest expense .........................................         77,952         120,249         242,702         399,042
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ..............................................         76,972          73,447         232,045         225,855
PROVISION FOR LOAN LOSSES ........................................            471             791             812           1,274
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses ............         76,501          72,656         231,233         224,581
----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET
Loan and deposit related fees ....................................         11,848          13,274          34,762          37,640
Real estate and joint ventures held for investment, net ..........          2,407             746           6,420           2,438
Secondary marketing activities:
  Loan servicing loss, net .......................................        (18,963)        (11,771)        (35,168)        (22,854)
  Net gains (losses) on sales of loans and mortgage-backed
    securities ...................................................           (971)          4,234          22,126          15,383
  Net gains on sales of mortgage servicing rights ................           --                87             306             758
Net gains on sales of investment securities ......................           --                 3             209             242
Other ............................................................            913             497           2,034           1,759
----------------------------------------------------------------------------------------------------------------------------------
  Total other income (loss), net .................................         (4,766)          7,070          30,689          35,366
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE
Salaries and related costs .......................................         29,067          24,943          86,819          72,860
Premises and equipment costs .....................................          7,916           6,628          22,803          18,713
Advertising expense ..............................................          1,066             939           3,692           3,242
Professional fees ................................................             91           2,432             888           4,613
SAIF insurance premiums and regulatory assessments ...............            765             786           2,313           2,259
Other general and administrative expense .........................          7,474           5,981          20,035          17,293
----------------------------------------------------------------------------------------------------------------------------------
  Total general and administrative expense .......................         46,379          41,709         136,550         118,980
----------------------------------------------------------------------------------------------------------------------------------
Net operation of real estate acquired in settlement of loans .....            110             110              79               2
Amortization of excess cost over fair value of branch acquisitions            111             116             336             344
----------------------------------------------------------------------------------------------------------------------------------
  Total operating expense ........................................         46,600          41,935         136,965         119,326
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .......................................         25,135          37,791         124,957         140,621
Income taxes .....................................................         10,631          16,025          52,830          59,536
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME .....................................................   $     14,504    $     21,766    $     72,127    $     81,085
==================================================================================================================================
PER SHARE INFORMATION
BASIC ............................................................   $       0.52    $       0.77    $       2.56    $       2.87
==================================================================================================================================
DILUTED ..........................................................   $       0.52    $       0.77    $       2.56    $       2.86
==================================================================================================================================
CASH DIVIDENDS DECLARED AND PAID .................................   $       0.09    $       0.09    $       0.27    $       0.27
==================================================================================================================================
Weighted average diluted shares outstanding ......................     28,132,199      28,278,485      28,229,288      28,274,894
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                            Three Months Ended       Nine Months Ended
                                                                               September 30,           September 30,
                                                                          ----------------------------------------------
(In Thousands)                                                               2002        2001       2002         2001
------------------------------------------------------------------------------------------------------------------------
NET INCOME ............................................................   $ 14,504    $ 21,766    $ 72,127    $ 81,085
------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS)
Unrealized gains (losses) on securities available for sale:
    U.S. Treasury securities, agency obligations and other investment
     securities available for sale, at fair value .....................        104         973        (441)      1,513
    Mortgage-backed securities available for sale, at fair value ......        774           9       1,698          64
    Less reclassification of realized gains included in net income ....       --            (2)       (121)       (139)
Unrealized gains (losses) on cash flow hedges:
    Net derivative instruments ........................................     (3,383)     (3,052)     (7,008)     (2,330)
    Less reclassification of realized losses included in net income ...      2,543         575       6,385       1,102
------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of income taxes (benefits)         38      (1,497)        513         210
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ..................................................   $ 14,542    $ 20,269    $ 72,640    $ 81,295
========================================================================================================================

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                              -------------------------------
(In Thousands)                                                                                      2002           2001
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................................   $    72,127    $    81,085
Adjustments to reconcile net income to net cash used for operating activities:
   Depreciation and amortization ..........................................................        45,302         37,402
   Provision for losses on loans, real estate acquired in settlement of loans, investments
     in real estate and joint ventures, mortgage servicing rights and other assets ........        34,912         21,376
   Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
     investment securities, real estate and other assets ..................................       (27,677)       (18,255)
   Interest capitalized on loans (negative amortization) ..................................       (20,917)       (36,633)
   Federal Home Loan Bank stock dividends .................................................        (2,902)        (5,293)
Loans originated for sale .................................................................    (4,131,463)    (3,210,267)
Proceeds from sales of loans held for sale, including those sold
   via mortgage-backed securities .........................................................     4,036,188      3,071,593
(Increase) decrease in other, net .........................................................        19,712         (2,979)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities ......................................        25,282        (61,971)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of:
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ...................................................................        88,541         24,052
   Wholly owned real estate and real estate acquired in settlement of loans ...............        26,036          8,426
Proceeds from maturities of U.S. Treasury securities, agency obligations
   and other investment securities available for sale .....................................       426,205        340,715
Purchase of:
   U.S. Treasury securities, agency obligations and other investment securities
     available for sale ...................................................................      (381,730)      (351,619)
   Mortgage-backed securities available for sale ..........................................      (503,874)          --
   Loans receivable held for investment ...................................................       (31,204)       (94,980)
   Premises and equipment .................................................................       (15,878)       (14,615)
Originations of loans receivable held for investment (net of refinances of $606,919 for the nine months ended September 30, 2002 and $557,183 for the nine months ended ............
   September 30, 2001) ....................................................................    (2,697,856)    (1,807,057)
Principal payments on loans receivable held for investment and mortgage-backed
   securities available for sale ..........................................................     2,263,744      2,218,148
Net change in undisbursed loan funds ......................................................        53,694         (8,946)
Investments in real estate held for investment ............................................       (15,965)        (5,573)
Other, net ................................................................................         3,600          3,526
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ......................................      (784,687)       312,077
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -----------------------------
(In Thousands)                                                                        2002           2001
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .....................................................   $   437,366    $   786,093
Proceeds from Federal Home Loan Bank advances and other borrowings ...........     4,325,258      2,040,850
Repayments of Federal Home Loan Bank advances and other borrowings ...........    (3,978,181)    (3,091,995)
Purchase of treasury stock ...................................................        (8,713)          --
Proceeds from exercise of stock options ......................................           392            161
Cash dividends ...............................................................        (7,602)        (7,617)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities .........................       768,520       (272,508)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................         9,115        (22,402)
Cash and cash equivalents at beginning of period .............................       143,080        127,803
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $   152,195    $   105,401
=============================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest ................................................................   $   243,440    $   404,885
     Income taxes ............................................................        21,992         59,016
Supplemental disclosure of non-cash investing:
   Loans transferred to held for investment from held for sale ...............         2,475          4,287
   Loans transferred from held for investment to wholly owned real estate ....          --           15,688
   Mortgage-backed securities available for sale, purchased and not settled ..       510,224           --
   Loans exchanged for mortgage-backed securities ............................     3,401,952      2,525,816
   Real estate acquired in settlement of loans ...............................        20,245         17,588
   Loans to facilitate the sale of real estate acquired in settlement of loans        10,778          8,156
=============================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey's financial condition as of September 30, 2002, December 31, 2001 and September 30, 2001, the results of operations and comprehensive income for the three months and nine months ended September 30, 2002 and 2001, and changes in cash flows for the nine months ended September 30, 2002 and 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

                                                                      Three Months Ended September 30,
                                                  --------------------------------------------------------------------------
                                                                  2002                                 2001
                                                  --------------------------------------------------------------------------
                                                               Weighted                              Weighted
                                                                Average                              Average
                                                     Net        Shares      Per Share     Net         Shares     Per Share
(Dollars in Thousands, Except Per Share Data)       Income    Outstanding    Amount      Income    Outstanding     Amount
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                             $14,504    28,092,920       $0.52    $21,766    28,212,575      $0.77
Effect of dilutive stock options                        --          39,279        --         --          65,910       --
----------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                      $14,504    28,132,199       $0.52    $21,766    28,278,485      $0.77
============================================================================================================================
                                                                       Nine Months Ended September 30,
                                                  --------------------------------------------------------------------------
                                                                  2002                                 2001
                                                  --------------------------------------------------------------------------
                                                               Weighted                              Weighted
                                                                Average                              Average
                                                     Net        Shares      Per Share     Net         Shares     Per Share
(Dollars in Thousands, Except Per Share Data)       Income    Outstanding    Amount      Income    Outstanding     Amount
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                             $72,127    28,179,585      $2.56     $81,085    28,211,100      $2.87
Effect of dilutive stock options                        --          49,703       --          --          63,794       0.01
----------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                      $72,127    28,229,288      $2.56     $81,085    28,274,894      $2.86
============================================================================================================================

NOTE (3) - BUSINESS SEGMENT REPORTING

     The following table presents the operating results and selected financial data by major business segments for the periods indicated.

                                                                      Real Estate
(In Thousands)                                          Banking        Investment     Elimination         Totals
-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Net interest income ..............................   $     76,960    $         12    $       --      $     76,972
Provision for loan losses ........................            471            --              --               471
Other income (loss) ..............................         (7,507)          2,741            --            (4,766)
Operating expense ................................         46,439             161            --            46,600
Net intercompany income (expense) ................            100            (100)           --              --
-------------------------------------------------------------------------------------------------------------------
Income before income taxes .......................         22,643           2,492            --            25,135
Income taxes .....................................          9,607           1,024            --            10,631
-------------------------------------------------------------------------------------------------------------------
     Net income ..................................   $     13,036    $      1,468    $       --      $     14,504
===================================================================================================================
AT SEPTEMBER 30, 2002
Assets:
     Loans and mortgage-backed securities ........   $ 11,685,037    $       --      $       --      $ 11,685,037
     Investments in real estate and joint ventures           --            40,371            --            40,371
     Other .......................................        828,500           4,090         (39,916)        792,674
-------------------------------------------------------------------------------------------------------------------
       Total assets ..............................     12,513,537          44,461         (39,916)     12,518,082
-------------------------------------------------------------------------------------------------------------------
Equity ...........................................   $    790,613    $     39,916    $    (39,916)   $    790,613
===================================================================================================================
THREE MONTHS ENDED SEPTEMBER 30, 2001
Net interest income (loss) .......................   $     73,473    $        (26)   $       --      $     73,447
Provision for loan losses ........................            791            --              --               791
Other income .....................................          5,987           1,083            --             7,070
Operating expense ................................         40,071           1,864            --            41,935
Net intercompany income (expense) ................             92             (92)           --              --
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ......         38,690            (899)           --            37,791
Income taxes (benefit) ...........................         16,389            (364)           --            16,025
-------------------------------------------------------------------------------------------------------------------
     Net income (loss) ...........................   $     22,301    $       (535)   $       --      $     21,766
===================================================================================================================
AT SEPTEMBER 30, 2001
Assets:
     Loans and mortgage-backed securities ........   $  9,912,489    $       --      $       --      $  9,912,489
     Investments in real estate and joint ventures           --            38,043            --            38,043
     Other .......................................        797,775           1,629         (33,642)        765,762
-------------------------------------------------------------------------------------------------------------------
       Total assets ..............................     10,710,264          39,672         (33,642)     10,716,294
-------------------------------------------------------------------------------------------------------------------
Equity ...........................................   $    698,475    $     33,642    $    (33,642)   $    698,475
===================================================================================================================
                                                                     Real Estate
(In Thousands)                                          Banking        Investment     Elimination         Totals
-------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Net interest income ..............................   $    232,015    $         30    $       --      $    232,045
Provision for loan losses ........................            812            --              --               812
Other income .....................................         23,358           7,331            --            30,689
Operating expense ................................        136,338             627            --           136,965
Net intercompany income (expense) ................            279            (279)           --              --
-------------------------------------------------------------------------------------------------------------------
Income before income taxes .......................        118,502           6,455            --           124,957
Income taxes .....................................         50,185           2,645            --            52,830
-------------------------------------------------------------------------------------------------------------------
     Net income ..................................   $     68,317    $      3,810    $       --      $     72,127
===================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2001
Net interest income ..............................   $    225,843    $         12    $       --      $    225,855
Provision for loan losses ........................          1,274            --              --             1,274
Other income .....................................         31,943           3,423            --            35,366
Operating expense ................................        115,924           3,402            --           119,326
Net intercompany income (expense) ................            273            (273)           --              --
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ......        140,861            (240)           --           140,621
Income taxes (benefit) ...........................         59,632             (96)           --            59,536
-------------------------------------------------------------------------------------------------------------------
     Net income (loss) ...........................   $     81,229    $       (144)   $       --      $     81,085
===================================================================================================================

NOTE (4) - MORTGAGE SERVICING RIGHTS

     The following table summarizes the activity in our mortgage servicing rights and related allowance for the periods indicated and other related financial data.

                                                                                  Three Months Ended
                                                     -------------------------------------------------------------------------------
                                                      September 30,      June 30,       March 31,     December 31,    September 30,
(Dollars in Thousands)                                    2002            2002            2002            2001            2001
------------------------------------------------------------------------------------------------------------------------------------
Gross balance at beginning of period .............   $    81,100     $    74,914     $    65,630     $    61,651     $    55,848
Additions ........................................         9,304          10,156          14,997          15,300          10,294
Amortization .....................................        (4,120)         (3,253)         (2,916)         (2,956)         (2,495)
Sales of mortgage servicing rights ...............          --              --               (35)         (4,916)           (582)
Impairment write-down ............................        (2,579)           (717)         (2,762)         (3,449)         (1,414)
------------------------------------------------------------------------------------------------------------------------------------
    Gross balance at end of period ...............        83,705          81,100          74,914          65,630          61,651
------------------------------------------------------------------------------------------------------------------------------------
Allowance balance at beginning of period .........        21,329           6,333           8,735          24,144          13,706
Provision for (reduction of) impairment ..........        18,043          15,713             360         (11,960)         11,852
Impairment write-down ............................        (2,579)           (717)         (2,762)         (3,449)         (1,414)
------------------------------------------------------------------------------------------------------------------------------------
    Allowance balance at end of period ...........        36,793          21,329           6,333           8,735          24,144
------------------------------------------------------------------------------------------------------------------------------------
    Total mortgage servicing rights, net .........   $    46,912     $    59,771     $    68,581     $    56,895     $    37,507
====================================================================================================================================
Estimated fair value (1) .........................   $    46,986     $    59,771     $    70,532     $    58,047     $    37,507
Weighted average expected life (in months) .......            39              61              87              82              59
Custodial account earnings rate ..................          2.06%           3.82%           4.61%           4.36%           2.85%
Weighted average discount rate ...................          8.19            9.10            9.13            9.16            9.21
====================================================================================================================================
AT PERIOD END
Mortgage loans serviced for others:
    Total ........................................   $ 7,502,157     $ 6,962,403     $ 6,408,812     $ 5,805,811     $ 5,458,970
    With capitalized mortgage servicing rights:(1)
        Amount ...................................     7,355,700       6,807,306       6,196,137       5,379,513       5,078,088
        Weighted average interest rate ...........          6.71%           6.80%           6.85%           6.97%           7.19%
====================================================================================================================================
Custodial escrow balances ........................   $    21,628     $    13,044     $     6,103     $    10,596     $    15,415
====================================================================================================================================
                                                            Nine Months Ended
                                                              September 30,
                                                     ------------------------------
(In Thousands)                                            2002            2001
-----------------------------------------------------------------------------------
Gross balance at beginning of period .............   $    65,630     $    46,214
Additions ........................................        34,457          29,091
Amortization .....................................       (10,289)         (6,857)
Sales of mortgage servicing rights ...............           (35)         (2,910)
Impairment write-down ............................        (6,058)         (3,887)
-----------------------------------------------------------------------------------
    Gross balance at end of period ...............        83,705          61,651
-----------------------------------------------------------------------------------
Allowance balance at beginning of period .........         8,735           5,483
Provision for impairment .........................        34,116          22,548
Impairment write-down ............................        (6,058)         (3,887)
-----------------------------------------------------------------------------------
    Allowance balance at end of period ...........        36,793          24,144
-----------------------------------------------------------------------------------
    Total mortgage servicing rights, net .........   $    46,912     $    37,507
===================================================================================

(1) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.

     Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of our mortgage servicing rights, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impact the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of our mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. Also summarized is the earnings impact associated with provisions to or reductions in the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans such as term and coupon. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions to or reductions in the valuation allowance.

     The sensitivity analysis in the table below is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 100 basis point variation in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                  Expected          Value of
                                                 Prepayment        Custodial     Discount
(Dollars in Thousands)                             Speeds           Accounts       Rate       Combination
-----------------------------------------------------------------------------------------------------------
Increase rates 100 basis points:
  Increase (decrease) in fair value (1) ........  $ 38,181         $ 2,435       $ (1,150)      $ 36,990
  Reduction of (increase in) valuation allowance    36,793           2,509         (1,076)        36,793

Decrease rates 100 basis points:
  Increase (decrease) in fair value (2) ........   (19,849)         (2,435)         1,209        (21,973)
  Reduction of (increase in) valuation allowance   (19,775)         (2,361)         1,283        (21,899)
===========================================================================================================

(1)  The weighted-average expected life is 81 months.
(2)  The weighted-average expected life is 21 months.

     The following table presents a breakdown of the components of our loan servicing income (loss) during the periods indicated.

                                                                       Three Months Ended
                                            -------------------------------------------------------------------------
                                            September 30,     June 30,      March 31,     December 31,  September 30,
(In Thousands)                                  2002            2002           2002           2001           2001
---------------------------------------------------------------------------------------------------------------------
Income from servicing operations ..........   $  3,200       $  3,349        $  2,688      $  2,477      $  2,576
Amortization of MSRs ......................     (4,120)        (3,253)         (2,916)       (2,956)       (2,495)
(Provision for) reduction of impairment ...    (18,043)       (15,713)           (360)       11,960       (11,852)
---------------------------------------------------------------------------------------------------------------------
    Total loan servicing income (loss), net   $(18,963)      $(15,617)       $   (588)     $ 11,481      $(11,771)
=====================================================================================================================
                                                 Nine Months Ended
                                                   September 30,
                                             --------------------------
(In Thousands)                                  2002           2001
-----------------------------------------------------------------------
Income from servicing operations ..........   $  9,237       $  6,551
Amortization of MSRs ......................    (10,289)        (6,857)
Provision for impairment ..................    (34,116)       (22,548)
-----------------------------------------------------------------------
    Total loan servicing loss, net            $(35,168)      $(22,854)
=======================================================================

NOTE (5) - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

DERIVATIVES

     We offer short-term interest rate lock commitments to help us attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if our underwriting standards are met, but do not obligate the potential borrower. Accordingly, a certain number of commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments we ultimately expect to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At September 30, 2002, we had a notional amount of expected rate lock commitments identified to sell as part of our secondary marketing activities of $892 million, with an estimated fair value gain of $12.1 million, of which $6.9 million was associated with mortgage servicing rights.

HEDGING ACTIVITIES

     As part of our secondary marketing activities, we typically utilize short-term forward sale and purchase contracts--derivatives--that mature in less than one year to offset the impact of changes in market interest rates on the value of our residential one-to-four unit expected rate lock commitments and loans held for sale. We do not generally enter into derivative transactions for purely speculative purposes. Contracts designated to loans held for sale are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated to loans held for sale and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. We estimate that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At September 30, 2002, the notional amount of forward sale contracts amounted to $1.7 billion, with an estimated fair value loss of $15.7 million, of which $659 million were designated as cash flow hedges. The notional amount of forward purchase contracts amounted to $165 million, with an estimated fair value gain of $0.7 million that partially offsets the loss on our forward sale contracts not designated to loans held for sale.

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

                                                                                           Three Months Ended
                                                                 -------------------------------------------------------------------
                                                                  September 30,    June 30,   March 31,  December 31,  September 30,
(In Thousands)                                                         2002          2002       2002         2001          2001
------------------------------------------------------------------------------------------------------------------------------------
Net gains (losses) on non-qualifying hedge transactions .......   $   (2,663)   $    (390)   $   4,864    $  (3,834)    $  (1,149)
Net losses on qualifying cash flow hedge transactions:
    Unrealized hedge ineffectiveness ..........................         --           --           --           --             (27)
    Less reclassification of realized hedge ineffectiveness ...         --           --           --           --              27
------------------------------------------------------------------------------------------------------------------------------------
      Total net gains (losses) recognized in sales of loans and
        mortgage-backed securities (SFAS 133 effect) ..........       (2,663)        (390)       4,864       (3,834)       (1,149)
Other comprehensive income (loss) .............................         (840)      (1,138)       1,355          501        (2,477)
====================================================================================================================================
NOTIONAL AMOUNT AT PERIOD END
Non-qualifying hedge transactions:
    Expected rate lock commitments ............................   $  892,429    $ 503,359    $ 235,099    $ 269,315     $ 422,606
    Associated forward sale contracts .........................    1,024,586      501,292      230,660      278,319       404,177
    Associated forward purchase contracts .....................      165,000            3         --           --              53
Qualifying cash flow hedge transactions:
    Loans held for sale, at lower of cost or fair value .......      665,587      381,465      388,468      499,024       373,489
    Associated forward sale contracts .........................      659,305      378,238      392,099      508,706       369,335
====================================================================================================================================

                                                                      Nine Months Ended
                                                                        September 30,
                                                                ---------------------------
(In Thousands)                                                        2002         2001
-------------------------------------------------------------------------------------------
Net gains (losses) on non-qualifying hedge transactions .......   $    1,811    $  (2,130)
Net losses on qualifying cash flow hedge transactions:
    Unrealized hedge ineffectiveness ..........................         --           (467)
    Less reclassification of realized hedge ineffectiveness ...         --            467
-------------------------------------------------------------------------------------------
      Total net gains (losses) recognized in sales of loans and
        mortgage-backed securities (SFAS 133 effect) ..........        1,811       (2,130)
Other comprehensive loss ......................................         (623)      (1,228)
===========================================================================================

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

NOTE (7) - CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards No. 142. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets," and carries forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. Our intangible assets and goodwill are related to branch acquisitions and not within the scope of SFAS 142. We recognized an unidentified intangible asset for branch acquisitions because the fair value of the liabilities assumed exceeded the fair value of the assets acquired. However, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which was issued on October 1, 2002, states that assets of this nature which meet the definition of a business combination will be accounted for using the impairment-only approach (see discussion below).

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

     Statement of Financial Accounting Standards No. 147. Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Consequently, Downey will cease amortizing the remaining excess cost over fair value of branch acquisitions and subject this asset to annual impairment testing. Downey will also restate previously issued financial statements back to January 1, 2002, when SFAS 142 was applied. For the third quarter of 2002, our amortization of excess cost over fair value of branch acquisitions was $0.1 million and as of September 30, 2002, this asset totaled $3 million. For the first nine months of 2002, our amortization was $0.3 million.

     SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002.

     The following table shows the impact to net income on both an absolute and per share basis for the restatement that will be made in fourth quarter 2002 pursuant to SFAS 147.

                                                        Three Months Ended               Nine Months Ended
                                          --------------------------------------------   -----------------
                                           September 30,     June 30,      March 31,       September 30,
(In Thousands, Except Per Share Data)          2002            2002          2002             2002
--------------------------------------------------------------------------------------   -----------------
NET INCOME AS ORIGINALLY REPORTED
    Amount ......................         $   14,504      $   20,309    $   37,314         $   72,127
    Basic earnings per share ....               0.52            0.72          1.32               2.56
    Diluted earnings per share ..               0.52            0.72          1.32               2.56
======================================================================================   =================
NET INCOME RESTATED FOR SFAS 147
    Amount ......................         $   14,568      $   20,375    $   37,378         $   72,321
    Basic earnings per share ....               0.52            0.72          1.32               2.56
    Diluted earnings per share ..               0.52            0.72          1.32               2.56
======================================================================================   =================

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

OVERVIEW

     Our net income for the third quarter of 2002 totaled $14.5 million or $0.52 per share on a diluted basis, compared to $21.8 million or $0.77 per share in the third quarter of 2001. During the current quarter, 212,300 shares of common stock were repurchased at an average price per share of $41.04, leaving $41 million of the $50 million authorization available for future share repurchases.

     The decline in our net income between third quarters was primarily due to a larger addition to the valuation allowance for mortgage servicing rights. The addition was reflected within the category of loan servicing loss and was necessary due to an approximate 120 basis point decline in long-term interest rates, which resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. In addition, the decline in long-term interest rates also reduced the expected value of associated custodial accounts. The pre-tax addition during the third quarter was $18.0 million, up from $11.9 million in the year-ago third quarter. Excluding the valuation allowances, our net income in the current quarter would have been $24.9 million, down $3.7 million or 12.9% from the adjusted year-ago level. This decline reflected a decrease of $5.7 million in adjusted net income from our banking operations, partially offset by a $2.0 million increase in net income from real estate investment activities which benefited from higher gains from sales. The decline in our adjusted net income from banking operations was primarily due to the following:

     o    a $7.3 million or 40.9% decline in other income primarily due to:

          o a $5.3 million unfavorable change in net gains from the sales of loans and mortgage servicing rights and

          o a $1.4 million decline in loan and deposit related fees due primarily to lower loan prepayment fees; and

     o a $6.4 million or 15.9% increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity.

These items were partially offset by a $3.5 million or 4.7% increase in net interest income, due to higher interest-earning assets, and a $0.3 million decline in provision for loan losses.

     For the first nine months of 2002, our net income totaled $72.1 million or $2.56 per share on a diluted basis, compared to $81.1 million or $2.86 per share for the first nine months of 2001. The decline between nine-month periods reflected lower net income from our banking operations and was primarily due to higher valuation provisions associated with mortgage servicing rights.

     For the third quarter of 2002, our return on average assets was 0.51% and our return on average equity was 7.41%. For the first nine months of 2002, our return on average assets was 0.87% and our return on average equity was 12.51%.

     Our single family loan originations totaled a record $2.832 billion in the third quarter of 2002, up 42.4% from the $1.988 billion we originated in the third quarter of 2001 and 29.9% above the $2.179 billion we originated in the previous quarter. Of the current quarter total, $1.032 billion represented originations of loans for portfolio, of which $150 million represented subprime credits. In addition to single family loans, we originated $43 million of other loans in the quarter.

     At quarter end, our assets totaled $12.5 billion, up 16.8% from a year ago. Included in the total were $1.0 billion of 30-year fixed rate mortgage-backed securities purchased in late September, of which about half were funded by quarter end with short-term borrowings, while the other half settles in mid-October. These securities were purchased due to a net interest spread of over 3% given the steepness in the yield curve. However, these securities were sold in early October due to interest rate volatility and the potential adverse impact market interest rate changes could have on the carrying value of the investment. Approximately $1.0 million was earned on these securities while owned, virtually all of which will be recognized in the fourth quarter.

     Our deposits totaled $9.1 billion, up 2.1% from a year ago. During the quarter, we opened one new traditional and seven new in-store branches, bringing our total branches at quarter end to 156, of which 85 were in-store. A year ago, branches totaled 134, of which 67 were in-store.

     Our non-performing assets increased $5 million during the quarter to $89 million or 0.71% of total assets (0.77% excluding the previously mentioned mortgage-backed securities purchased in late September but sold in early October). Residential non-performers increased $9 million during the quarter, of which $6 million was associated with subprime loans. That increase was partially offset by a $4 million decline in commercial real estate non-performers due to a short-pay that was accepted in full consideration of the loan obligation.

     At September 30, 2002, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") exceeded all regulatory capital tests, with capital-to-asset ratios of 6.36% for both tangible and core capital and 13.65% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

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

     We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

     o    Allowance   for  losses  on  loans  and  real   estate.   For  further
          information,   see   Financial   Condition--Problem   Loans  and  Real
          Estate--Allowance for Losses on Loans and Real Estate on page 36.

     o    Valuation of mortgage servicing rights. For further  information,  see
          Note 4 on page 8 of Notes to Consolidated Financial Statements.

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

     Our net interest income totaled $77.0 million in the third quarter of 2002, up $3.5 million or 4.8% from the same period last year. The increase between third quarters reflected higher interest-earning asset levels. Our interest-earning assets averaged $10.9 billion during the quarter, up 5.6% from the year-ago level. The effective interest rate spread averaged 2.83% in the current quarter, slightly below 2.85% a year ago.

     For the first nine months of 2002, net interest income totaled $232.0 million, up $6.2 million or 2.7% from a year ago. The increase reflected both a higher effective interest rate spread and higher interest-earning asset levels.

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

                                                                          Three Months Ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                    2002                                   2001
                                                    ----------------------------------------------------------------------------
                                                                                 Average                                Average
                                                       Average                    Yield/      Average                    Yield/
(Dollars in Thousands)                                 Balance      Interest       Rate       Balance      Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans ...........................................  $  10,475,813  $  150,987     5.77%    $  9,893,414   $  187,867     7.60%
  Mortgage-backed securities ......................         32,601         287     3.52            4,951           62     5.01
  Investment securities ...........................        387,325       3,650     3.74          420,635        5,767     5.44
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets .................     10,895,739     154,924     5.69       10,319,000      193,696     7.51
Non-interest-earning assets .......................        392,952                               354,634
--------------------------------------------------------------------------------------------------------------------------------
  Total assets ....................................  $  11,288,691                          $ 10,673,634
================================================================================================================================
Transaction accounts:
  Non-interest-bearing checking ...................  $     301,169  $     --       --  %    $    313,665   $     --       --  %
  Interest-bearing checking (a) ...................        414,909         323     0.31          406,779          501     0.49
  Money market ....................................        114,544         487     1.69           93,388          648     2.75
  Regular passbook ................................      3,222,127      18,566     2.29        1,184,206        9,426     3.16
--------------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts ....................      4,052,749      19,376     1.90        1,998,038       10,575     2.10
Certificates of deposit ...........................      4,766,674      40,222     3.35        6,929,044       96,458     5.52
--------------------------------------------------------------------------------------------------------------------------------
  Total deposits ..................................      8,819,423      59,598     2.68        8,927,082      107,033     4.76
Borrowings ........................................      1,396,414      15,314     4.35          805,879       10,176     5.01
Capital securities ................................        120,000       3,040    10.14          120,000        3,040    10.14
--------------------------------------------------------------------------------------------------------------------------------
  Total deposits, borrowings and capital securities     10,335,837      77,952     2.99        9,852,961      120,249     4.84
Other liabilities .................................        169,552                               131,469
Stockholders' equity ..............................        783,302                               689,204
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity ......  $  11,288,691                          $ 10,673,634
================================================================================================================================
Net interest income/interest rate spread ..........                 $   76,972     2.70%                   $   73,447     2.67%
Excess of interest-earning assets over deposits,
  borrowings and capital securities ...............  $     559,902                          $    466,039
Effective interest rate spread ....................                                2.83                                   2.85
================================================================================================================================
                                                                          Nine Months Ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                    2002                                   2001
                                                    ----------------------------------------------------------------------------
                                                                                 Average                                Average
                                                       Average                    Yield/      Average                    Yield/
(Dollars in Thousands)                                 Balance      Interest       Rate       Balance      Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans ...........................................  $  10,161,564  $  459,712     6.03%    $ 10,043,997   $  604,449     8.02%
  Mortgage-backed securities ......................         73,283       2,503     4.55            6,121          277     6.03
  Investment securities ...........................        412,504      12,532     4.06          450,942       20,171     5.98
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets .................     10,647,351     474,747     5.95       10,501,060      624,897     7.93
Non-interest-earning assets .......................        394,442                               357,013
--------------------------------------------------------------------------------------------------------------------------------
  Total assets ....................................  $  11,041,793                          $ 10,858,073
================================================================================================================================
Transaction accounts:
  Non-interest-bearing checking ...................  $     293,964  $     --       --  %    $    285,427   $     --       --  %
  Interest-bearing checking (a) ...................        421,894       1,065     0.34          404,065        1,633     0.54
  Money market ....................................        112,830       1,497     1.77           90,869        1,903     2.80
  Regular passbook ................................      2,875,959      52,502     2.44          942,245       23,369     3.32
--------------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts ....................      3,704,647      55,064     1.99        1,722,606       26,905     2.09
Certificates of deposit ...........................      4,929,779     133,290     3.61        6,968,361      309,315     5.93
--------------------------------------------------------------------------------------------------------------------------------
  Total deposits ..................................      8,634,426     188,354     2.92        8,690,967      336,220     5.17
Borrowings ........................................      1,373,979      45,226     4.40        1,254,497       53,700     5.72
Capital securities ................................        120,000       9,122    10.14          120,000        9,122    10.14
--------------------------------------------------------------------------------------------------------------------------------
  Total deposits, borrowings and capital securities     10,128,405     242,702     3.20       10,065,464      399,042     5.30
Other liabilities .................................        144,425                               129,714
Stockholders' equity ..............................        768,963                               662,895
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity ......  $  11,041,793                          $ 10,858,073
================================================================================================================================
Net interest income/interest rate spread ..........                 $  232,045     2.75%                   $  225,855     2.63%
Excess of interest-earning assets over deposits,
  borrowings and capital securities ...............  $     518,946                          $    435,596
Effective interest rate spread ....................                                2.91                                   2.87
================================================================================================================================

(a)  Included amounts swept into money market deposit accounts.

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

                                              Three Months Ended September 30,             Nine Months Ended September 30,
                                                      2002 Versus 2001                            2002 Versus 2001
                                                       Changes Due To                              Changes Due To
                                      ----------------------------------------------------------------------------------------------
                                                                Rate/                                           Rate/
(In Thousands)                         Volume        Rate       Volume       Net       Volume       Rate        Volume      Net
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans ...........................  $  11,059   $(45,274)   $ (2,665)   $(36,880)   $  7,075   $(150,056)   $ (1,756)  $(144,737)
    Mortgage-backed securities ......        346        (18)       (103)        225       3,039         (68)       (745)      2,226
    Investment securities ...........       (457)    (1,803)        143      (2,117)     (1,719)     (6,472)        552      (7,639)
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest income .....     10,948    (47,095)     (2,625)    (38,772)      8,395    (156,596)     (1,949)   (150,150)
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Transaction accounts:
      Interest-bearing checking (1) .         10       (184)         (4)       (178)         72        (613)        (27)       (568)
      Money market ..................        147       (251)        (57)       (161)        460        (697)       (169)       (406)
      Regular passbook ..............     16,222     (2,603)     (4,479)      9,140      47,959      (6,168)    (12,658)     29,133
------------------------------------------------------------------------------------------------------------------------------------
        Total transaction accounts ..     16,379     (3,038)     (4,540)      8,801      48,491      (7,478)    (12,854)     28,159
    Certificates of deposit .........    (30,102)   (37,990)     11,856     (56,236)    (90,490)   (120,906)     35,371    (176,025)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits    (13,723)   (41,028)      7,316     (47,435)    (41,999)   (128,384)     22,517    (147,866)
    Borrowings ......................      7,418     (1,348)       (932)      5,138       5,052     (10,189)     (3,337)     (8,474)
    Capital securities ..............       --         --          --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------------------
      Change in interest expense ....     (6,305)   (42,376)      6,384     (42,297)    (36,947)   (138,573)     19,180    (156,340)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income .......  $  17,253   $ (4,719)   $ (9,009)   $  3,525   $  45,342   $ (18,023)   $(21,129)  $   6,190
====================================================================================================================================

(1) Included amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses totaled $0.5 million in the current quarter, down $0.3 million from the year-ago third quarter. The allowance for loan losses was $35 million at September 30, 2002, compared to $36 million at year-end 2001. Net charge-offs totaled $1.4 million in the third quarter of 2002, compared to less than $0.1 million a year ago. The increase from a year ago primarily reflects a $1.2 million charge-off in the current quarter of a commercial real estate loan for which a short-pay was accepted in full consideration of the loan.

     For the first nine months of 2002, provision for loan losses was $0.8 million and net charge-offs were $2.1 million. That compares to a provision for loan losses of $1.3 million and net charge-offs of $0.7 million in the year-ago period. For further information regarding our allowance for loan losses, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 36.

OTHER INCOME

     A loss of $4.8 million was recognized in our total other income for the third quarter of 2002, compared to income of $7.1 million in the year-ago third quarter. The $11.8 million unfavorable change between third quarters primarily reflected:

     o a $7.2 million increase in the loss on our loan servicing activity due primarily to a larger addition to the valuation allowance for mortgage servicing rights, as the fair value of those rights dropped in the current quarter due to an approximate 120 basis point decline in long-term interest rates;

     o a $5.3 million unfavorable change in net gains (losses) on sales of loans and mortgage-backed securities and mortgage servicing rights; and

     o a $1.4 million decline in loan and deposit related fees, due primarily to a $2.9 million decline in loan prepayment fees.

Partially offsetting those declines was a $1.7 million increase in income from real estate held for investment due to higher gains from sales.

     For the first nine months of 2002, total other income was $30.7 million, down $4.7 million from a year ago, primarily reflecting a $12.3 million increase in the loss from loan servicing and a $2.9 million decrease in loan and deposit related fees. Those items were partially offset by a $6.3 million increase in net gains (losses) on sales of loans and mortgage-backed securities and mortgage servicing rights, and a $4.0 million increase in income from real estate and joint ventures held for investment. Below is a further discussion of the major other income categories.

LOAN AND DEPOSIT RELATED FEES

     Loan and deposit related fees totaled $11.8 million in the third quarter of 2002, down $1.4 million from a year ago. Our loan related fees were down $2.8 million between third quarters, due primarily to a decline in loan prepayment fees. This decline was partially offset by a $1.3 million or 28.6% increase in our deposit related fees, primarily due to higher fees from our checking accounts.

     The following table presents a breakdown of loan and deposit related fees during the quarterly periods indicated.

                                                                   Three Months Ended
                                          ---------------------------------------------------------------------
                                          September 30,   June 30,    March 31,    December 31,   September 30,
(In Thousands)                                2002          2002         2002          2001           2001
---------------------------------------------------------------------------------------------------------------
Loan related fees:
    Prepayment fees ......................   $ 3,523       $ 4,140     $ 4,686       $ 5,475        $ 6,384
    Other fees ...........................     2,366         1,992       2,167         2,477          2,257
Deposit related fees:
    Automated teller machine fees ........     2,051         1,668       1,543         1,670          1,671
    Other fees ...........................     3,908         3,596       3,122         3,224          2,962
---------------------------------------------------------------------------------------------------------------
       Total loan and deposit related fees   $11,848       $11,396     $11,518       $12,846        $13,274
===============================================================================================================

     For the nine months of 2002, loan and deposit related fees totaled $34.8 million, down $2.9 million from the same period of 2001. The decrease reflected a $6.0 million decline in loan prepayment fees, as deposit related fees were up $2.9 million.

     The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

                                              Nine Months Ended
                                                September 30,
                                            ---------------------
(In Thousands)                                 2002      2001
-----------------------------------------------------------------
Loan related fees:
    Prepayment fees ......................   $12,349   $18,364
    Other fees ...........................     6,525     6,287
Deposit related fees:
    Automated teller machine fees ........     5,262     4,854
    Other fees ...........................    10,626     8,135
-----------------------------------------------------------------
       Total loan and deposit related fees   $34,762   $37,640
=================================================================

REAL ESTATE AND JOINT VENTURES HELD FOR INVESTMENT

     Income from our real estate and joint ventures held for investment totaled $2.4 million in the third quarter of 2002, up $1.7 million from a year ago. The favorable change reflected increases of $1.7 million in net gains from sales. The gains primarily related to joint venture projects and were reported in the category of equity in net income from joint ventures.

     The following table sets forth the key components comprising our income from real estate and joint venture operations during the quarterly periods indicated.

                                                                                 Three Months Ended
                                                         ------------------------------------------------------------------
                                                         September 30,   June 30,  March 31,   December 31,   September 30,
(In Thousands)                                                2002         2002       2002         2001           2001
---------------------------------------------------------------------------------------------------------------------------
Rental operations, net of expenses .....................   $   269      $   521    $   823      $ 1,026        $   259
Equity in net income from joint ventures ...............     1,634        1,001        745          212             12
Interest from joint venture advances ...................       306          304        111           83            101
Net gains on sales of wholly owned real estate .........        99            8       --            127           --
(Provision for) reduction of losses on real estate and
   joint ventures ......................................        99         (818)     1,318           (1)           374
---------------------------------------------------------------------------------------------------------------------------
   Total income from real estate and joint ventures held
     for investment, net ...............................   $ 2,407      $ 1,016    $ 2,997      $ 1,447        $   746
===========================================================================================================================

     For the first nine months of 2002, income from real estate and joint ventures held for investment totaled $6.4 million, up $4.0 million from the same period of 2001 due primarily to sales activity.

     The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             -------------------
(In Thousands)                                                                  2002     2001
------------------------------------------------------------------------------------------------
Rental operations, net of expenses .........................................   $1,613   $1,219
Equity in net income from joint ventures ...................................    3,380      524
Interest from joint venture advances .......................................      721      385
Net gains on sales of wholly owned real estate .............................      107        2
Reduction of losses on real estate and joint ventures ......................      599      308
------------------------------------------------------------------------------------------------
   Total income from real estate and joint ventures held for investment, net   $6,420   $2,438
================================================================================================

SECONDARY MARKETING ACTIVITIES

     A loss of $19.0 million was recorded in loan servicing from our portfolio of loans serviced for others during the third quarter of 2002, $7.2 million higher than the loss of $11.8 million in the year-ago period. The higher loss primarily reflected a larger addition to the valuation allowance for mortgage servicing rights, $18.0 million in the current quarter, compared to $11.9 million a year ago. The current quarter valuation addition was associated with the deterioration in fair value of our mortgage servicing rights due to the approximate 120 basis point decline in long-term interest rates, which resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. In addition, the decline in long-term interest rates also reduced the expected value of custodial accounts. At September 30, 2002, we serviced loans for others of $7.5 billion, compared to $5.8 billion at December 31, 2001, and $5.5 billion at September 30, 2001.

     The following table presents a breakdown of the components of our loan servicing income (loss) during the quarterly periods indicated.

                                                                            Three Months Ended
                                                ----------------------------------------------------------------------------
                                                September 30,    June 30,       March 31,      December 31,  September 30,
(In Thousands)                                       2002          2002            2002            2001           2001
----------------------------------------------------------------------------------------------------------------------------
Income from servicing operations ..........        $  3,200       $  3,349       $ 2,688         $  2,477      $   2,576
Amortization of MSRs ......................          (4,120)        (3,253)       (2,916)          (2,956)        (2,495)
(Provision for) reduction of impairment ...         (18,043)       (15,713)         (360)          11,960        (11,852)
----------------------------------------------------------------------------------------------------------------------------
    Total loan servicing income (loss), net        $(18,963)      $(15,617)      $  (588)         $11,481       $(11,771)
============================================================================================================================

     For the first nine months of 2002, a loss of $35.2 million was recorded in loan servicing, compared to a loss of $22.9 million from the same period of 2001, due to a larger addition to the valuation allowance for mortgage servicing rights.

     The following table presents a breakdown of the components of our loan servicing loss during the year-to-date periods indicated.

                                         Nine Months Ended
                                           September 30,
                                   ---------------------------
(In Thousands)                          2002           2001
--------------------------------------------------------------
Income from servicing operations .   $  9,237       $  6,551
Amortization of MSRs .............    (10,289)        (6,857)
Provision for impairment .........    (34,116)       (22,548)
--------------------------------------------------------------
    Total loan servicing loss, net   $(35,168)      $(22,854)
==============================================================

     For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements--Note (4)--Mortgage Servicing Rights on page 8.

     Sales of loans and mortgage-backed securities increased in the third quarter of 2002 to a record $1.564 billion from $1.120 billion a year ago. A loss of $1.0 million was recognized in the current quarter, compared to income of $4.2 million a year ago. Included in the current quarter loss was a $2.7 million loss associated with the SFAS 133 impact of valuing derivatives associated with the sale of loans. Excluding the SFAS 133 loss, a gain of $1.7 million or 0.11% of loans sold was realized. This result is below recent quarters due, in part, to lower values of mortgage servicing rights being recognized on loans sold servicing retained, given the decline that occurred in long-term interest rates between the time the fixed rate was committed to the borrower and when we sold the loan. Net losses in the current quarter included the capitalization of mortgage servicing rights totaling $9.3 million, compared to $10.3 million a year ago.

     The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities during the quarterly periods indicated.

                                                                            Three Months Ended
                                                ----------------------------------------------------------------------------
                                                September 30,    June 30,       March 31,      December 31,  September 30,
(In Thousands)                                       2002          2002            2002            2001           2001
----------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights ....................     $ 9,304        $10,156        $14,997         $15,299        $10,294
All other components excluding SFAS 133 ......      (7,612)        (2,870)        (3,660)         (4,416)        (4,911)
SFAS 133 .....................................      (2,663)          (390)         4,864          (3,834)        (1,149)
----------------------------------------------------------------------------------------------------------------------------
    Total net gains (losses) on sales of loans
      and mortgage-backed securities .........     $  (971)       $ 6,896        $16,201         $ 7,049        $ 4,234
============================================================================================================================
Total as percent of loans and
    mortgage-backed securities sold ..........       (0.06)%         0.63%          1.17%           0.48%          0.38%
============================================================================================================================

     For the first nine months of 2002, net gains on sales of loans and mortgage-backed securities totaled $22.1 million, up $6.7 million from the same period of 2001.

     The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

                                              Nine Months Ended
                                                September 30,
                                        ---------------------------
(In Thousands)                               2002           2001
-------------------------------------------------------------------
Mortgage servicing rights .............   $ 34,457       $ 29,091
All other components excluding SFAS 133    (14,142)       (11,578)
SFAS 133 ..............................      1,811         (2,130)
-------------------------------------------------------------------
    Total net gains on sales of loans
      and mortgage-backed securities ..   $ 22,126       $ 15,383
===================================================================
Total as percent of loans and
    mortgage-backed securities sold ...       0.55%          0.50%
===================================================================

OPERATING EXPENSE

     Our operating expense totaled $46.6 million in the current quarter, up $4.7 million or 11.1% from the third quarter of 2001. That increase was due primarily to higher general and administrative costs associated with an increased number of branch locations and higher loan origination activity.

     The following table presents a breakdown of key components comprising operating expense during the quarterly periods indicated.

                                                                     Three Months Ended
                                             --------------------------------------------------------------------
                                             September 30,   June 30,    March 31,   December 31,   September 30,
(In Thousands)                                   2002         2002        2002          2001           2001
-----------------------------------------------------------------------------------------------------------------
Salaries and related costs .................   $29,067       $28,315     $29,437      $27,075        $24,943
Premises and equipment costs ...............     7,916         7,754       7,133        7,303          6,628
Advertising expense ........................     1,066         1,582       1,044        1,168            939
Professional fees ..........................        91           233         564          839          2,432
SAIF insurance premiums and regulatory
   assessments .............................       765           762         786          792            786
Other general and administrative expense ...     7,474         6,350       6,211        6,339          5,981
-----------------------------------------------------------------------------------------------------------------
    Total general and administrative expense    46,379        44,996      45,175       43,516         41,709
Net operation of real estate acquired in
   settlement of loans .....................       110            27         (58)         237            110
Amortization of excess cost over fair value
    of branch acquisitions ................        111           114         111          113            116
-----------------------------------------------------------------------------------------------------------------
    Total operating expense ...............    $46,600       $45,137     $45,228      $43,866        $41,935
=================================================================================================================

     For the first nine months of 2002, operating expenses totaled $137.0 million, up $17.6 million or 14.8% from the same period of 2001, and also reflected higher costs associated with the increased number of branch locations and higher loan origination activity.

     The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    ----------------------
(In Thousands)                                                          2002       2001
------------------------------------------------------------------------------------------
Salaries and related costs .......................................   $ 86,819   $ 72,860
Premises and equipment costs .....................................     22,803     18,713
Advertising expense ..............................................      3,692      3,242
Professional fees ................................................        888      4,613
SAIF insurance premiums and regulatory assessments ...............      2,313      2,259
Other general and administrative expense .........................     20,035     17,293
------------------------------------------------------------------------------------------
    Total general and administrative expense .....................    136,550    118,980
Net operation of real estate acquired in settlement of loans .....         79          2
Amortization of excess cost over fair value of branch acquisitions        336        344
------------------------------------------------------------------------------------------
    Total operating expense ......................................   $136,965   $119,326
==========================================================================================

PROVISION FOR INCOME TAXES

     Income taxes for the third quarter totaled $10.6 million, resulting in an effective tax rate of 42.3%, compared to $16.0 million and 42.4% for the like quarter of a year ago. Our effective tax rate was 42.3% for the first nine months of both 2002 and 2001. For further information regarding income taxes, see Notes to Consolidated Financial Statements--Note (6)--Income Taxes on page 11.

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

                                                                           Three Months Ended
                                             -----------------------------------------------------------------------------
                                             September 30,     June 30,      March 31,      December 31,     September 30,
(In Thousands)                                    2002           2002           2002            2001             2001
--------------------------------------------------------------------------------------------------------------------------
Banking net income .....................          $13,036       $19,724        $35,557         $38,225          $22,301
Real estate investment net income (loss)            1,468           585          1,757             871             (535)
--------------------------------------------------------------------------------------------------------------------------
   Total net income ....................          $14,504       $20,309        $37,314         $39,096          $21,766
==========================================================================================================================
                                                    Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                    2002          2001
--------------------------------------------------------------------------
Banking net income .....................          $68,317       $81,229
Real estate investment net income (loss)            3,810          (144)
--------------------------------------------------------------------------
   Total net income ....................          $72,127       $81,085
==========================================================================

BANKING

     Net income from our banking operations for the third quarter of 2002 totaled $13.0 million, down $9.3 million or 41.5% from $22.3 million in the third quarter of 2001. The decrease between third quarters primarily reflected a larger addition to the valuation allowance for mortgage servicing rights. The addition was reflected within the category of loan servicing loss and was necessary due to the approximate 120 basis point decline in long-term interest rates, which resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. In addition, the decline in long-term interest rates also reduced the expected value of associated custodial accounts. The pre-tax addition during the third quarter was $18.0 million, up from $11.9 million in the year-ago third quarter. Excluding the valuation allowances, our net income from banking operations in the current quarter would have been $23.4 million, down $5.7 million or 19.6% from the adjusted year-ago level. The decline in our adjusted net income from banking operations was primarily due to the following:

     o    a $7.3 million or 40.9% decrease in other income primarily due to:

          o a $5.3 million unfavorable change in net gains from the sales of loans and mortgage servicing rights and

          o a $1.4 million decrease in loan and deposit related fees due primarily to lower loan prepayment fees; and

     o a $6.4 million or 15.9% increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity.

These items were partially offset by a $3.5 million or 4.7% increase in net interest income due to higher interest-earning assets, and a $0.3 million decline in provision for loan losses.

     The following table sets forth our banking operational results and selected financial data for the quarterly periods indicated.

                                                                        Three Months Ended
                                           ------------------------------------------------------------------------------
                                             September 30,     June 30,        March 31,     December 31,   September 30,
(In Thousands)                                    2002           2002            2002            2001           2001
-------------------------------------------------------------------------------------------------------------------------
Net interest income ....................   $     76,960    $     75,115    $     79,940   $     79,730   $     73,473
Provision for (reduction of) loan losses            471          (1,106)          1,447          1,290            791
Other income (loss) ....................         (7,507)          2,803          28,062         31,397          5,987
Operating expense ......................         46,439          44,893          45,006         43,680         40,071
Net intercompany income ................            100              86              93             96             92
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes .............         22,643          34,217          61,642         66,253         38,690
Income taxes ...........................          9,607          14,493          26,085         28,028         16,389
-------------------------------------------------------------------------------------------------------------------------
   Net income ..........................   $     13,036    $     19,724    $     35,557   $     38,225   $     22,301
=========================================================================================================================
AT PERIOD END
Assets:
   Loans and mortgage-backed securities    $ 11,685,037    $ 10,286,033    $ 10,088,113   $ 10,132,413   $  9,912,489
   Other ...............................        828,500         840,416         819,407        966,942        797,775
-------------------------------------------------------------------------------------------------------------------------
     Total assets ......................     12,513,537      11,126,449      10,907,520     11,099,355     10,710,264
-------------------------------------------------------------------------------------------------------------------------
Equity .................................   $    790,613    $    787,306    $    767,622   $    733,896   $    698,475
=========================================================================================================================

     For the first nine months of 2002, our net income from banking operations totaled $68.3 million, down $12.9 million from the same period a year ago due primarily to the larger addition to the valuation allowance for mortgage servicing rights.

     The following table sets forth our banking operational results for the year-to-date periods indicated.

                                 Nine Months Ended
                                   September 30,
                              ------------------------
(In Thousands)                   2002         2001
------------------------------------------------------
Net interest income ......     $232,015     $225,843
Provision for loan losses           812        1,274
Other income .............       23,358       31,943
Operating expense ........      136,338      115,924
Net intercompany income ..          279          273
------------------------------------------------------
Income before income taxes      118,502      140,861
Income taxes .............       50,185       59,632
------------------------------------------------------
   Net income ............     $ 68,317     $ 81,229
======================================================

REAL ESTATE INVESTMENT

     Net income from our real estate investment operations totaled $1.5 million in the third quarter of 2002, compared to a net loss of $0.5 million in the year-ago quarter. The favorable change was primarily attributed to higher gains from sales, which increased $1.7 million, and lower operating expenses, as the year-ago quarter included expense pertaining to litigation matters associated with certain joint venture partners.

     The following table sets forth real estate investment operational results and selected financial data for the quarterly periods indicated.

                                                                          Three Months Ended
                                                ------------------------------------------------------------------------
                                                September 30,     June 30,     March 31,    December 31,   September 30,
(In Thousands)                                       2002           2002         2002          2001           2001
------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) .................   $     12      $     13     $      5      $    (15)      $    (26)
Other income ..................................      2,741         1,299        3,291         1,773          1,083
Operating expense .............................        161           244          222           186          1,864
Net intercompany expense ......................        100            86           93            96             92
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) ...      2,492           982        2,981         1,476           (899)
Income taxes (benefit) ........................      1,024           397        1,224           605           (364)
------------------------------------------------------------------------------------------------------------------------
   Net income (loss) ..........................   $  1,468      $    585     $  1,757      $    871       $   (535)
========================================================================================================================
AT PERIOD END
Assets:
   Investment in real estate and joint ventures   $ 40,371      $ 40,283     $ 26,384      $ 38,185       $ 38,043
   Other ......................................      4,090         1,919        4,060         2,003          1,629
------------------------------------------------------------------------------------------------------------------------
     Total assets .............................     44,461        42,202       30,444        40,188         39,672
------------------------------------------------------------------------------------------------------------------------
Equity ........................................   $ 39,916      $ 38,448     $ 24,963      $ 34,513       $ 33,642
========================================================================================================================

     For the first nine months of 2002, our net income from real estate investment operations totaled $3.8 million, a favorable change from a loss of $0.1 million from the same period a year ago due primarily to sales activity and lower operating expenses, as the year-ago quarter included expense pertaining to litigation matters associated with certain joint venture partners.

     The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

                                                Nine Months Ended
                                                  September 30,
                                             ------------------------
(In Thousands)                                  2002         2001
---------------------------------------------------------------------
Net interest income .......................   $    30      $    12
Other income ..............................     7,331        3,423
Operating expense .........................       627        3,402
Net intercompany expense ..................       279          273
---------------------------------------------------------------------
Income (loss) before income taxes (benefit)     6,455         (240)
Income taxes (benefit) ....................     2,645          (96)
---------------------------------------------------------------------
   Net income (loss) ......................   $ 3,810      $  (144)
=====================================================================

     Our investment in real estate and joint ventures amounted to $40 million at September 30, 2002, compared to $38 million at both December 31, 2001 and September 30, 2001.

     For  information on valuation  allowances  associated  with real estate and
joint  venture   loans,   see  Financial   Condition--Problem   Loans  and  Real
Estate--Allowances for Losses on Loans and Real Estate on page 36.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, increased $1.4 billion during the third quarter to a total of $11.7 billion or 93.3% of assets at September 30, 2002. The increase primarily resulted from the purchase of $1.0 billion of 30-year fixed rate mortgage-backed securities available for sale purchased in late September, of which about half were funded by quarter end with short-term borrowings, while the other half settles in mid-October. These securities were purchased due to a net interest spread of over 3% given the steepness in the yield curve. However, these securities were sold in early October due to interest rate volatility and the potential adverse impact market interest rate changes could have on the carrying value of the investment. Also contributing to the increase in loans and mortgage-backed securities was a higher level of loans held for investment in the residential one-to-four units adjustable category. Given the continued low interest rate environment and borrower preference for fixed rate loans, our annualized prepayment speed in the current quarter remained high at 36%, compared to 39% a year ago and 38% during the previous quarter.

     The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

                                                          Three Months Ended                        Nine Months Ended
                                             ----------------------------------------------           September 30,
                                             September 30,    June 30,     September 30,      ---------------------------
(In Thousands)                                    2002          2002           2001               2002           2001
-------------------------------------------------------------------------------------------   ---------------------------
Loans originated for investment:
   Residential one-to-four units:
      Adjustable ..........................  $1,028,635     $1,109,982     $  867,271         $3,126,680     $2,318,955
      Fixed ...............................       3,473          3,940          4,445             11,779         19,411
   Other ..................................      42,576        119,970         56,554            208,298        129,010
-------------------------------------------------------------------------------------------   ---------------------------
      Total loans originated for investment   1,074,684      1,233,892        928,270          3,346,757      2,467,376
Loans originated for sale (1) .............   1,799,673      1,065,360      1,116,589          4,131,463      3,210,267
-------------------------------------------------------------------------------------------   ---------------------------
   Total loans originated .................  $2,874,357     $2,299,252     $2,044,859         $7,478,220     $5,677,643
-------------------------------------------------------------------------------------------   ---------------------------

(1)  Residential one-to-four unit loans, primarily fixed.

     Originations of residential one-to-four unit loans totaled a record $2.832 billion in the third quarter of 2002, of which $1.032 billion or 36% were for portfolio, with the balance for sale in the secondary market. This was 29.9% higher than the $2.179 billion we originated in the second quarter of 2002, and 42.4% higher than the $1.988 billion we originated in the year-ago third quarter. Of the current quarter originations for portfolio, $150 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio's net yield. During the current quarter, 78% of our residential one-to-four unit originations represented refinancing transactions. This is up from the previous quarter level of 67% and the year-ago third quarter level of 72%. In addition to single family loans, we originated $43 million of other loans in the current quarter.

     During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages which provide for negative amortization and are tied to COFI or the 12-month moving average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA"), indexes which lag behind the movement in market interest rates. For the quarter, 52% of portfolio originations represented monthly adjusting COFI rate mortgages, 23% represented monthly adjusting MTA rate mortgages, while 20% represented adjustable rate loans where the initial rate is fixed for the first three years.

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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which creates an increased risk that the fair value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% wherein the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount.

     At September 30, 2002, $7.3 billion or 77% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $128 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization is $18 million or 12.3% below the June 30, 2002 level.

     We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold through our secondary marketing activities a record $1.564 billion of loans and mortgage-backed securities in the third quarter of 2002, compared to $1.093 billion in the previous quarter and $1.120 billion in the third quarter of 2001. All were secured by residential one-to-four unit property, and at September 30, 2002, loans held for sale totaled $666 million.

     At September 30, 2002, our unfunded loan application pipeline totaled $2.9 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $1.3 billion, of which $1.2 billion were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at September 30, 2002, we had commitments to purchase loans of $294 million, loans in process of $92 million and undrawn lines and letters of credit of $92 million. We believe our current sources of funds will enable us to meet these obligations.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the quarterly periods indicated.

                                                                                           Three Months Ended
                                                                 -------------------------------------------------------------------
                                                                   September 30,   June 30,    March 31,  December 31, September 30,
(In Thousands)                                                         2002          2002        2002         2001         2001
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable ..............................................  $   675,280   $   868,022   $   515,686   $   382,772  $   459,897
      Adjustable - subprime ...................................      123,263       148,876       107,334        82,561      100,025
      Adjustable - fixed for 3-5 years ........................      181,439        85,679       365,043       418,979      307,349
      Adjustable - fixed for 3-5 years - subprime .............       24,851           133          --            --           --
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustable residential one-to-four units ........    1,004,833     1,102,710       988,063       884,312      867,271
      Fixed ...................................................        3,373         3,940         4,336         1,577        3,294
      Fixed - subprime ........................................         --            --            --             211        1,103
     Residential five or more units ...........................         --            --            --            --           --
------------------------------------------------------------------------------------------------------------------------------------
        Total residential .....................................    1,008,206     1,106,650       992,399       886,100      871,668
     Commercial real estate ...................................          557          --            --             133         --
     Construction .............................................       17,418        65,030        13,672        32,025       27,649
     Land .....................................................         --          37,820        18,542         5,153        4,870
   Non-mortgage:
     Commercial ...............................................        8,000           600         1,361         4,006        8,440
     Automobile ...............................................           64           329           376           275          957
     Other consumer ...........................................       16,537        16,191        11,801         9,896        7,965
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated ..................................    1,050,782     1,226,620     1,038,151       937,588      921,549
Real estate loans purchased:
   One-to-four units ..........................................       21,485         6,459            30          --             48
   One-to-four units - subprime ...............................        2,417           813          --            --           --
   Other (1) ..................................................         --            --            --            --          6,673
------------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ........................       23,902         7,272            30          --          6,721
------------------------------------------------------------------------------------------------------------------------------------
      Total loans originated and purchased ....................    1,074,684     1,233,892     1,038,181       937,588      928,270
Loan repayments ...............................................     (927,653)     (950,438)     (942,811)     (945,582)    (968,918)
Other net changes (2) .........................................        6,943       (45,850)         (936)      (12,036)     (24,333)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment .......      153,974       237,604        94,434       (20,030)     (64,981)
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO
Residential one-to-four units:
   Originated whole loans .....................................    1,792,091     1,060,399     1,264,559     1,610,470    1,115,345
   Loans purchased ............................................        7,582         4,961         1,871         3,201        1,244
   Loans transferred to the investment portfolio ..............         (460)       (1,401)         (614)       (3,167)      (1,108)
   Originated whole loans sold ................................     (280,786)     (132,614)     (156,206)     (181,632)    (129,237)
   Loans exchanged for mortgage-backed securities .............   (1,232,826)     (943,883)   (1,225,243)   (1,290,355)    (991,232)
   Other net changes ..........................................       (3,105)         (594)         (789)         (404)        (530)
   Capitalized basis adjustment (3) ...........................        1,626         6,129         5,866       (12,578)       2,447
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ...........      284,122        (7,003)     (110,556)      125,535       (3,071)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans .............................    1,232,826       943,883     1,225,243     1,290,355      991,232
   Sold .......................................................   (1,283,100)     (960,840)   (1,225,243)   (1,290,355)    (991,232)
   Purchased ..................................................    1,014,098          --            --         115,597         --
   Repayments .................................................       (4,258)      (18,950)      (26,553)         (773)        (686)
   Other net changes ..........................................        1,342         3,226        (1,625)         (405)          14
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
      available for sale ......................................      960,908       (32,681)      (28,178)      114,419         (672)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
      mortgage-backed securities available for sale ...........    1,245,030       (39,684)     (138,734)      239,954       (3,743)
------------------------------------------------------------------------------------------------------------------------------------
     Total net increase (decrease) in loans and mortgage-backed
      securities ..............................................  $ 1,399,004   $   197,920   $   (44,300)  $   219,924  $   (68,724)
====================================================================================================================================

(1)  Included one commercial loan for the three months ended September 30, 2001.
(2) Primarily included borrowings against and repayments of lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(3) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

     The  following   table  sets  forth  the   composition   of  our  loan  and
mortgage-backed securities portfolio at the quarter ends indicated.

                                                            September 30,    June 30,      March 31,    December 31,   September 30,
(In Thousands)                                                  2002           2002          2002           2001           2001
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans secured by real estate:
    Residential one-to-four units:
      Adjustable ........................................  $ 6,746,906    $ 6,590,943    $ 6,279,350    $ 6,365,149    $ 6,564,971
      Adjustable - subprime .............................    1,345,644      1,357,098      1,365,817      1,424,656      1,513,047
      Adjustable - fixed for 3-5 years ..................    1,313,391      1,271,031      1,294,855        999,528        626,958
      Adjustable - fixed for 3-5 years - subprime .......       64,808         48,835         57,844         66,760         75,526
      Fixed .............................................      225,701        260,934        295,228        334,384        375,533
      Fixed - subprime ..................................        9,629         11,982         13,099         15,303         17,421
------------------------------------------------------------------------------------------------------------------------------------
          Total residential one-to-four units ...........    9,706,079      9,540,823      9,306,193      9,205,780      9,173,456
    Residential five or more units:
      Adjustable ........................................        4,693          4,952          5,920          6,055          6,199
      Fixed .............................................        3,737          3,775          4,230          5,124          5,290
    Commercial real estate:
      Adjustable ........................................       39,553         40,200         40,650         40,900         41,987
      Fixed .............................................       38,112         41,522         69,691         71,609        100,493
    Construction ........................................      110,125        124,318         78,202         84,942         99,161
    Land ................................................       53,885         62,182         36,303         22,028         21,121
Non-mortgage:
    Commercial ..........................................       17,792         17,371         21,182         22,017         22,762
    Automobile ..........................................       14,475         17,667         20,902         24,529         29,109
    Other consumer ......................................       54,779         50,101         48,067         50,908         53,243
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment ...................   10,043,230      9,902,911      9,631,340      9,533,892      9,552,821
Increase (decrease) for:
    Undisbursed loan funds ..............................      (99,309)      (106,557)       (65,813)       (61,280)       (62,880)
    Net deferred costs and premiums .....................       91,379         85,926         80,622         77,916         79,540
    Allowance for losses ................................      (34,880)       (35,834)       (37,307)       (36,120)       (35,043)
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for investment, net ..............   10,000,420      9,846,446      9,608,842      9,514,408      9,534,438
------------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET
Loans held for sale:
    Residential one-to-four units .......................      662,292        379,796        392,928        509,350        371,237
    Capitalized basis adjustment (1) ....................        3,295          1,669         (4,460)       (10,326)         2,252
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale .........................      665,587        381,465        388,468        499,024        373,489
Mortgage-backed securities available for sale:
    Adjustable ..........................................        3,385         58,122         73,792        101,562          4,562
    Fixed ...............................................    1,015,645           --           17,011         17,419           --
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage-backed securities available for sale    1,019,030         58,122         90,803        118,981          4,562
------------------------------------------------------------------------------------------------------------------------------------
      Total loans held for sale and mortgage-backed
          securities available for sale .................    1,684,617        439,587        479,271        618,005        378,051
------------------------------------------------------------------------------------------------------------------------------------
      Total loans and mortgage-backed securities ........  $11,685,037    $10,286,033    $10,088,113    $10,132,413    $ 9,912,489
====================================================================================================================================

(1) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

     We carry loans for sale at the lower of cost or fair value. At September 30, 2002, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

     At September 30, 2002, our residential one-to-four units subprime portfolio consisted of approximately 85% "A-" credit, 13% "B" credit and 2% "C" credit loans. At September 30, 2002, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at September 30, 2002, reflected an unrealized gain of $1.6 million. The current quarter-end unrealized gain, less the associated tax effect, is reflected within a separate component of other comprehensive income until realized.

DEPOSITS

     At September 30, 2002, our deposits totaled $9.1 billion, up $188 million or 2.1% from the year-ago level, and up $366 million or 4.2% from the previous quarter. Compared to the year-ago period, our lower-rate transaction accounts--i.e., checking, money market and regular passbook--increased $2.1 billion, almost double the year-ago level, which was partially offset by a decrease in our certificates of deposit of $1.9 billion or 28.6%. As depositors seemed more interested in liquidity given the relatively low level of interest rates, they moved monies from certificates of deposit to transaction accounts, primarily regular passbook accounts. At September 30, 2002, the average deposit size of our traditional branches was $105 million, while the average size of our in-store branches was $19 million, or $21 million excluding the 18 new in-store branches opened within the past 12 months.

     The following table sets forth information concerning our deposits and weighted average rates paid at the quarter ends indicated.

                          September 30, 2002    June 30, 2002     March 31, 2002    December 31, 2001  September 30, 2001
                         --------------------------------------------------------------------------------------------------
                          Weighted            Weighted           Weighted           Weighted            Weighted
                           Average             Average            Average            Average             Average
(Dollars in Thousands)      Rate      Amount    Rate    Amount     Rate    Amount     Rate     Amount     Rate     Amount
---------------------------------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing
     checking ............  --  %  $  312,338   --  % $  295,788   --  % $  312,962   --  % $  263,165   --  % $  327,335
   Interest-bearing
     checking (1) ........  0.25      410,095   0.25     418,310   0.25     436,612   0.35     423,776   0.42     403,134
   Money market ..........  1.64      113,746   1.80     114,618   1.82     112,646   2.01     108,747   2.29      97,548
   Regular passbook ......  2.04    3,413,891   2.42   3,082,356   2.57   2,789,500   2.46   2,131,048   2.96   1,308,959
---------------------------------------------------------------------------------------------------------------------------
     Total transaction
       accounts ..........  1.71    4,250,070   1.99   3,911,072   2.05   3,651,720   1.92   2,926,736   2.00   2,136,976
Certificates of deposit:
   Less than 3.00% .......  2.36    1,942,296   2.50   1,764,986   2.45   1,467,532   2.41     970,854   2.41      39,217
   3.00-3.49 .............  3.36    1,213,176   3.33   1,258,969   3.29   1,080,673   3.20     458,511   3.26     379,901
   3.50-3.99 .............  3.88      664,344   3.84     588,142   3.84     527,613   3.84     532,634   3.83     508,383
   4.00-4.49 .............  4.25      376,386   4.25     563,298   4.23     830,142   4.22     892,517   4.22     888,123
   4.50-4.99 .............  4.80      492,254   4.80     456,618   4.76     495,530   4.76     555,885   4.73     815,711
   5.00-5.99 .............  5.41       66,452   5.43      74,154   5.21     356,605   5.30     921,510   5.36   1,883,498
   6.00 and greater ......  6.26       51,954   6.26      73,319   6.32     189,075   6.37   1,360,919   6.46   2,216,973
---------------------------------------------------------------------------------------------------------------------------
     Total certificates of
       deposit ...........  3.30    4,806,862   3.41   4,779,486   3.66   4,947,170   4.54   5,692,830   5.24   6,731,806
---------------------------------------------------------------------------------------------------------------------------
       Total deposits ....  2.55%  $9,056,932   2.77% $8,690,558   2.98% $8,598,890   3.65% $8,619,566   4.46% $8,868,782
===========================================================================================================================

(1)  Included amounts swept into money market deposit accounts.

BORROWINGS

     During the current quarter, our borrowings increased $456 million to $1.9 billion, due to increases in FHLB advances of $274 million and securities sold under agreements to repurchase of $182 million. This increased level of borrowing was used to purchase approximately one-half of the $1.0 billion of mortgage-backed securities, which were purchased late in September but sold in early October.

     The following table sets forth information concerning our FHLB advances and other borrowings at the quarter ends indicated.

                                                  September 30,      June 30,      March 31,     December 31,    September 30,
(Dollars in Thousands)                                 2002            2002           2002           2001            2001
------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ................   $1,687,431    $   1,413,607   $   1,320,386     $1,522,705    $  927,398
Securities sold under agreements to repurchase .      182,358             --              --             --            --
Other borrowings ...............................         --               --              --                7            29
------------------------------------------------------------------------------------------------------------------------------
   Total borrowings ............................   $1,869,789    $   1,413,607   $   1,320,386     $1,522,712    $  927,427
==============================================================================================================================
Weighted average rate on borrowings during
    the period .................................         4.35%            4.59%           4.28%          4.31%         5.01%
Total borrowings as a percentage of total assets        14.94            12.70           12.10          13.71          8.65
==============================================================================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense on our capital securities, including the amortization of deferred issuance costs, was $3.0 million for the third quarter of 2002, and $9.1 million for the first nine months of 2002.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis--generally more rapidly--than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, one of our principal objectives is to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI and MTA.

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

     One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table, which sets forth the repricing frequency of our major asset and liability categories as of September 30, 2002, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

                                                                                   September 30, 2002
                                                     ------------------------------------------------------------------------------
                                                        Within        7 - 12       1 - 5      6 - 10       Over           Total
(Dollars in Thousands)                                 6 Months       Months       Years       Years      10 Years       Balance
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investment securities and FHLB stock ..........(1) $   241,988  $    45,819  $  113,490  $    5,076   $     --     $   406,373
   Loans and mortgage-backed securities: .........(2)
     Loans secured by real estate:
       Residential:
         Adjustable ..............................      8,451,276      297,630     841,852        --           --       9,590,758
         Fixed ...................................        687,370       49,348     107,514       7,250        1,510       852,992
       Commercial real estate ....................         37,312        3,726      17,407      14,451        2,256        75,152
       Construction ..............................         45,379         --          --          --           --          45,379
       Land ......................................         23,369            9          66         779         --          24,223
     Non-mortgage loans:
       Commercial ................................          9,422         --          --          --           --           9,422
       Consumer ..................................         57,271        3,120       7,690        --           --          68,081
     Mortgage-backed securities ..................      1,019,030         --          --          --           --       1,019,030
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans and mortgage-backed securities ....     10,330,429      353,833     974,529      22,480        3,766    11,685,037
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...............    $10,572,417  $   399,652  $1,088,019  $   27,556   $    3,766   $12,091,410
===================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .................    $   312,338  $      --    $     --    $     --     $     --     $   312,338
   Interest-bearing checking .....................(3)     410,095         --          --          --           --         410,095
   Money market ..................................(4)     113,746         --          --          --           --         113,746
   Regular passbook ..............................(4)   3,413,891         --          --          --           --       3,413,891
-----------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ..................      4,250,070         --          --          --           --       4,250,070
Certificates of deposit ..........................(1)   2,419,199    1,103,111   1,284,552        --           --       4,806,862
-----------------------------------------------------------------------------------------------------------------------------------
   Total deposits ................................      6,669,269    1,103,111   1,284,552        --           --       9,056,932
Borrowings .......................................        729,439       69,700     611,650     459,000         --       1,869,789
Capital securities ...............................           --           --          --          --        120,000       120,000
-----------------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
     capital securities ..........................    $ 7,398,708  $ 1,172,811  $1,896,202  $  459,000   $  120,000   $11,046,721
===================================================================================================================================
Excess (shortfall) of interest-earning assets over
   deposits, borrowings and capital securities ...    $ 3,173,709  $  (773,159) $ (808,183) $ (431,444)  $ (116,234)  $ 1,044,689
Cumulative gap ...................................      3,173,709    2,400,550   1,592,367   1,160,923    1,044,689
Cumulative gap - as a percent of total assets:
   September 30, 2002 ............................          25.35%       19.18%      12.72%       9.27%        8.35%
   December 31, 2001 .............................          12.01         4.76        7.91        4.71         3.86
   September 30, 2001 ............................          17.55         7.07        8.93        4.93         3.85
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

     Our six-month gap at September 30, 2002 was a positive 25.35%. This means that more interest-earning assets mature or reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 12.01% at December 31, 2001 and 17.55% at September 30, 2001.

     We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended September 30, 2002, we originated and purchased for investment $4.3 billion of adjustable rate loans which represented virtually all of the loans we originated and purchased for investment during the period.

     At September 30, 2002 and 2001, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 99% at December 31, 2001. At September 30, 2002, loans held for investment with adjustable interest rates represented 92% of the portfolio. During the third quarter of 2002, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

     At September 30, 2002, $9.8 billion or 92% of our total loan portfolio, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $9.3 billion or 91% at December 31, 2001, and $9.1 billion or 92% at September 30, 2001.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the quarter ends indicated.

                                          September 30,   June 30,     March 31,    December 31,   September 30,
                                              2002          2002          2002          2001          2001
----------------------------------------------------------------------------------------------------------------
Weighted average yield:
   Loans and mortgage-backed securities       6.00%         6.01%         6.45%         7.15%         7.68%
   Federal Home Loan Bank stock .......       2.87          5.56          5.30          5.31          6.00
   Investment securities ..............       3.12          3.44          3.43          3.54          5.18
----------------------------------------------------------------------------------------------------------------
     Interest-earning assets yield ....       5.90          5.93          6.35          6.98          7.59
----------------------------------------------------------------------------------------------------------------
Weighted average cost:
   Deposits ...........................       2.55          2.77          2.98          3.65          4.46
   Borrowings:
     Federal Home Loan Bank advances ..       3.95          4.32          4.63          3.73          4.70
     Other borrowings .................       2.02          --            --            7.88          7.88
----------------------------------------------------------------------------------------------------------------
        Total borrowings ..............       3.76          4.32          4.63          3.73          4.70
   Capital securities .................      10.00         10.00         10.00         10.00         10.00
----------------------------------------------------------------------------------------------------------------
     Combined funds cost ..............       2.84          3.07          3.28          3.74          4.55
----------------------------------------------------------------------------------------------------------------
        Interest rate spread ..........       3.06%         2.86%         3.07%         3.24%         3.04%
================================================================================================================

     The period-end weighted average yield on our loan portfolio declined to 6.00% at September 30, 2002, down from 7.15% at December 31, 2001 and 7.68% at September 30, 2001. At September 30, 2002, our adjustable rate mortgage
portfolio  of  single  family  residential  loans,   including   mortgage-backed
securitites, totaled $9.6 billion with a weighted average rate of 5.94%, compared to $9.0 billion with a weighted average rate of 7.11% at December 31, 2001, and $8.8 billion with a weighted average rate of 7.68% at September 30, 2001.

PROBLEM LOANS AND REAL ESTATE

NON-PERFORMING ASSETS

     Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets increased $5 million during the quarter to $89 million or 0.71% of total assets (0.77% excluding the mortgage-backed securities of $1.0 billion purchased in late September but were sold in early October). Residential non-performers increased $9 million during the quarter, of which $6 million was associated with subprime loans. That increase was partially offset by a $4 million decline in commercial real estate non-performers due to a short-pay that was accepted in full consideration of the loan.

         The following table summarizes our non-performing assets at the quarter ends indicated.

                                                       September 30,   June 30,    March 31,   December 31,   September 30,
(Dollars in Thousands)                                      2002         2002        2002          2001           2001
---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................      $36,068        $33,827     $43,934     $43,210        $29,266
    Residential one-to-four units - subprime ........       36,304         31,540      33,169      31,166         31,076
    Other ...........................................          823          4,305       4,589       2,668          2,927
---------------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans ........................       73,195         69,672      81,692      77,044         63,269
Troubled debt restructure - below market rate (1) ...          203            203         203         203            204
Real estate acquired in settlement of loans .........       15,441         13,528      11,917      15,366         11,870
Repossessed automobiles .............................           15             16          19          19             28
---------------------------------------------------------------------------------------------------------------------------
    Total non-performing assets .....................      $88,854        $83,419     $93,831     $92,632        $75,371
===========================================================================================================================
Allowance for loan losses:
    Amount ..........................................      $34,880        $35,834     $37,307     $36,120        $35,043
    As a percentage of non-performing loans .........        47.52%         51.28%      45.55%      46.76%         55.21%
Non-performing assets as a percentage of total assets         0.71           0.75        0.86        0.83           0.70
===========================================================================================================================

(1)  Represented one residential one-to-four unit loan.

DELINQUENT LOANS

     Loans delinquent 30 days or more as a percentage of total loans declined slightly during the quarter to 0.90% at September 30, 2002, from 0.91% at June 30, 2002, and 0.96% a year ago. In our 60-89 non-mortgage commercial category, we had an increase of $1.2 million due to one loan, which paid-off after September 30, 2002.

     The following table indicates the amounts of our past due loans at the quarter ends indicated.

                                                          September 30, 2002                          June 30, 2002
                                             --------------------------------------------------------------------------------------
                                                 30-59     60-89       90+                 30-59     60-89      90+
(Dollars in Thousands)                            Days      Days     Days (1)   Total       Days      Days    Days (1)   Total
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................    $17,835   $10,454    $25,487  $ 53,776    $20,531   $ 6,461   $27,472   $ 54,464
      One-to-four units - subprime .........     11,606     6,565     22,275    40,446     10,694     3,308    24,228     38,230
      Five or more units ...................       --        --         --        --         --        --        --         --
    Commercial real estate .................       --        --         --        --         --        --        --         --
    Construction ...........................       --        --         --        --         --        --        --         --
    Land ...................................       --        --         --        --         --        --        --         --
-----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............     29,441    17,019     47,762    94,222     31,225     9,769    51,700     92,694
Non-mortgage:
    Commercial .............................       --       1,235        548     1,783       --        --         428        428
    Automobile .............................        126         9         26       161        190        13        54        257
    Other consumer .........................        147        36        249       432        314       132       180        626
-----------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............    $29,714   $18,299    $48,585  $ 96,598    $31,729   $ 9,914   $52,362   $ 94,005
===================================================================================================================================
Delinquencies as a percentage of total loans       0.28%     0.17%      0.45%     0.90%      0.31%     0.10%     0.50%      0.91%
===================================================================================================================================
                                                            March 31, 2002                          December 31, 2001
                                             --------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................    $19,454   $ 6,360    $34,724  $ 60,538    $19,170   $12,797   $33,449   $ 65,416
      One-to-four units - subprime .........     13,653     4,175     25,797    43,625     13,159     9,104    20,958     43,221
      Five or more units ...................       --        --         --        --         --        --        --         --
    Commercial real estate .................       --        --         --        --         --        --        --         --
    Construction ...........................       --        --         --        --         --        --        --         --
    Land ...................................       --        --         --        --         --        --        --         --
-----------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............     33,107    10,535     60,521   104,163     32,329    21,901    54,407    108,637
Non-mortgage:
    Commercial .............................       --        --          637       637       --        --       1,163      1,163
    Automobile .............................        138        14         79       231        174        85        46        305
    Other consumer .........................        142        57        185       384        356        62       173        591
-----------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............    $33,387   $10,606    $61,422  $105,415    $32,859   $22,048   $55,789   $110,696
===================================================================================================================================
Delinquencies as a percentage of total loans       0.33%     0.11%      0.61%     1.05%      0.33%     0.22%     0.55%      1.10%
===================================================================================================================================
                                                           September 30, 2001
                                             ------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................    $18,515   $ 8,165    $25,131  $ 51,811
      One-to-four units - subprime .........     11,212     8,569     21,649    41,430
      Five or more units ...................       --        --         --        --
    Commercial real estate .................       --        --         --        --
    Construction ...........................       --        --         --        --
    Land ...................................       --        --         --        --
---------------------------------------------------------------------------------------
      Total real estate loans ..............     29,727    16,734     46,780    93,241
Non-mortgage:
    Commercial .............................       --        --        1,290     1,290
    Automobile .............................        269        54         80       403
    Other consumer .........................        253        38        264       555
---------------------------------------------------------------------------------------
      Total delinquent loans ...............    $30,249   $16,826    $48,414  $ 95,489
=======================================================================================
Delinquencies as a percentage of total loans       0.30%     0.17%      0.49%     0.96%
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

     Allowances for losses on all assets were $37 million at September 30, 2002, compared to $39 million at December 31, 2001, and $38 million at September 30, 2001.

     In the current quarter, our provision for loan losses totaled $0.5 million and net loan charge-offs totaled $1.4 million, resulting in a decrease in the allowance for loan losses to $35 million at September 30, 2002. The current quarter decline in the allowance reflected a decrease of $1.5 million in allocated allowances to $5.4 million due primarily to a $1.2 million charge-off of a commercial real estate loan for which a short-pay was accepted in full consideration of the loan. General valuation allowances increased $0.5 million and there was no change in our unallocated allowance of $2.8 million.

     The following table summarizes the activity in our allowance for loan losses during the quarterly periods indicated.

                                                                             Three Months Ended
                                                -----------------------------------------------------------------------------
                                                September 30,     June 30,       March 31,     December 31,   September 30,
(In Thousands)                                       2002           2002            2002           2001           2001
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $35,834        $37,307         $36,120        $35,043        $34,301
Provision (reduction) ........                         471         (1,106)          1,447          1,290            791
Charge-offs ..................                      (1,450)          (387)           (276)          (316)          (198)
Recoveries ...................                          25             20              16            103            149
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period .....                     $34,880        $35,834         $37,307        $36,120        $35,043
=============================================================================================================================

     Since year-end 2001, our allowance for loan losses declined by $1.2 million, as general valuation allowances declined by $1.1 million and allocated allowances declined by $0.1 million.

     The following table summarizes the activity in our allowance for loan losses during the year-to-date periods indicated.

                                        Nine Months Ended
                                          September 30,
                                  ------------------------------
(In Thousands)                         2002           2001
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period      $ 36,120       $ 34,452
Provision ....................           812          1,274
Charge-offs ..................        (2,113)        (1,032)
Recoveries ...................            61            349
----------------------------------------------------------------
Balance at end of period .....      $ 34,880       $ 35,043
================================================================

     The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan during the periods indicated.

                                                           Three Months Ended                            Nine Months Ended
                                  ---------------------------------------------------------------------    September 30,
                                  September 30,   June 30,   March 31,   December 31,   September 30,   ---------------------
(Dollars in Thousands)                 2002         2002        2002         2001           2001          2002       2001
------------------------------------------------------------------------------------------------------- ---------------------
GROSS LOAN CHARGE-OFFS
Loans secured by real estate:
   Residential:
    One-to-four units ..........   $   113      $   197      $   125      $   108       $    25           $   435   $   422
    One-to-four units - subprime        69           63           17           70            60               149       274
    Five or more units .........      --           --           --           --            --                --        --
   Commercial real estate ......     1,188         --           --           --            --               1,188      --
   Construction ................      --           --           --           --            --                --        --
   Land ........................      --           --           --           --            --                --        --
Non-mortgage:
   Commercial ..................      --           --           --           --            --                --        --
   Automobile ..................         3           33           52           51            26                88       146
   Other consumer ..............        77           94           82           87            87               253       190
------------------------------------------------------------------------------------------------------- ---------------------
    Total gross loan charge-offs     1,450          387          276          316           198             2,113     1,032
------------------------------------------------------------------------------------------------------- ---------------------
GROSS LOAN RECOVERIES
Loans secured by real estate:
   Residential:
    One-to-four units ..........      --           --              9            1            86                 9       266
    One-to-four units - subprime      --           --           --            100            61              --          66
    Five or more units .........      --           --           --           --            --                --        --
   Commercial real estate ......      --           --           --           --            --                --           1
   Construction ................      --           --           --           --            --                --        --
   Land ........................      --           --           --           --            --                --        --
Non-mortgage:
   Commercial ..................      --           --           --           --            --                --        --
   Automobile ..................        21           16            5         --            --                  42         4
   Other consumer ..............         4            4            2            2             2                10        12
------------------------------------------------------------------------------------------------------- ---------------------
    Total gross loan recoveries         25           20           16          103           149                61       349
------------------------------------------------------------------------------------------------------- ---------------------
NET LOAN CHARGE-OFFS
Loans secured by real estate:
   Residential:
    One-to-four units ..........       113          197          116          107           (61)              426       156
    One-to-four units - subprime        69           63           17          (30)           (1)              149       208
    Five or more units .........      --           --           --           --            --                --        --
   Commercial real estate ......     1,188         --           --           --            --               1,188        (1)
   Construction ................      --           --           --           --            --                --        --
   Land ........................      --           --           --           --            --                --        --
Non-mortgage:
   Commercial ..................      --           --           --           --            --                --        --
   Automobile ..................       (18)          17           47           51            26                46       142
   Other consumer ..............        73           90           80           85            85               243       178
------------------------------------------------------------------------------------------------------- ---------------------
    Total net loan charge-offs .   $ 1,425      $   367      $   260      $   213       $    49           $ 2,052   $   683
======================================================================================================= =====================
Net loan charge-offs as a
    percentage of average loans       0.05%        0.01%        0.01%        0.01%         --  %             0.03%     0.01%
======================================================================================================= =====================

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the quarter ends indicated.

                                           September 30, 2002               June 30, 2002                  March 31, 2002
                                   ------------------------------------------------------------------------------------------------
                                                 Gross     Allowance             Gross    Allowance              Gross    Allowance
                                                 Loan     Percentage             Loan     Percentage             Loan    Percentage
                                               Portfolio    to Loan             Portfolio  to Loan             Portfolio   to Loan
(Dollars in Thousands)              Allowance   Balance     Balance  Allowance   Balance   Balance  Allowance   Balance    Balance
-----------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........   $17,951  $ 8,285,998    0.22%   $17,291  $8,122,908     0.21%  $18,566   $7,869,433    0.24%
     One-to-four units - subprime      8,873    1,420,081    0.62      8,697   1,417,915     0.61     9,755    1,436,760    0.68
     Five or more units ..........        63        8,430    0.75         65       8,727     0.74        76       10,150    0.75
   Commercial real estate ........     1,448       77,665    1.86      2,905      81,722     3.55     3,367      110,341    3.05
   Construction ..................     1,292      110,125    1.17      1,459     124,318     1.17       920       78,202    1.18
   Land ..........................       665       53,885    1.23        769      62,182     1.24       446       36,303    1.23
Non-mortgage:
   Commercial ....................       634       17,792    3.56        596      17,371     3.43       511       21,182    2.41
   Automobile ....................       127       14,475    0.88        250      17,667     1.42       292       20,902    1.40
   Other consumer ................     1,027       54,779    1.87      1,002      50,101     2.00       574       48,067    1.19
Not specifically allocated .......     2,800         --      --        2,800        --       --       2,800         --      --
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans held for investment   $34,880  $10,043,230    0.35%   $35,834  $9,902,911     0.36%  $37,307   $9,631,340    0.39%
===================================================================================================================================
                                            December 31, 2001              September 30, 2001
                                   ----------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ...........   $19,033   $7,699,061    0.25%   $16,598  $7,567,462     0.22%
     One-to-four units - subprime      9,633    1,506,719    0.64     10,385   1,605,994     0.65
     Five or more units ..........        84       11,179    0.75         86      11,489     0.75
   Commercial real estate ........     1,848      112,509    1.64      2,262     142,480     1.59
   Construction ..................     1,005       84,942    1.18      1,164      99,161     1.17
   Land ..........................       274       22,028    1.24        262      21,121     1.24
Non-mortgage:
   Commercial ....................       573       22,017    2.60        650      22,762     2.86
   Automobile ....................       277       24,529    1.13        196      29,109     0.67
   Other consumer ................       593       50,908    1.16        640      53,243     1.20
Not specifically allocated .......     2,800         --      --        2,800        --       --
---------------------------------------------------------------------------------------------------
   Total loans held for investment   $36,120   $9,533,892    0.38%   $35,043  $9,552,821     0.37%
===================================================================================================

     At September 30, 2002, the recorded investment in loans for which we recognized impairment totaled $13 million, unchanged from December 31, 2001, but down from $15 million at September 30, 2001. The allowance for losses related to these loans was $1 million at September 30, 2002, December 31, 2001 and September 30, 2001. During the third quarter of 2002, total interest recognized on the impaired loan portfolio was $0.3 million.

     The following table summarizes the activity in our allowance for loan losses associated with impaired loans during the quarterly periods indicated.

                                                                              Three Months Ended
                                                  ---------------------------------------------------------------------------
                                                   September 30,    June 30,      March 31,      December 31,   September 30,
(In Thousands)                                          2002          2002           2002            2001           2001
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $ 2,203       $ 2,356        $   759         $ 1,210        $   782
Provision (reduction) ........                            (268)         (153)         1,597            (451)           428
Charge-offs ..................                          (1,188)         --             --              --             --
Recoveries ...................                            --            --             --              --             --
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period .....                         $   747       $ 2,203        $ 2,356         $   759        $ 1,210
=============================================================================================================================

     For the first nine months of 2002, total interest recognized on the impaired loan portfolio was $1.0 million.

     The following table summarizes the activity in our allowance for loan losses associated with impaired loans during the year-to-date periods indicated.

                                       Nine Months Ended
                                         September 30,
                                 --------------------------
(In Thousands)                        2002           2001
-----------------------------------------------------------
Balance at beginning of period      $   759       $   800
Provision ....................        1,176           410
Charge-offs ..................       (1,188)         --
Recoveries ...................         --            --
-----------------------------------------------------------
Balance at end of period .....      $   747       $ 1,210
===========================================================

     The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the quarterly periods indicated.

                                                           Three Months Ended
                                -------------------------------------------------------------------------
                                 September 30,     June 30,     March 31,    December 31,   September 30,
(In Thousands)                       2002            2002          2002          2001           2001
---------------------------------------------------------------------------------------------------------
Balance at beginning of period      $ 1,851        $ 1,033       $ 2,690        $ 2,689       $ 3,063
Provision (reduction) ........          (99)           818        (1,318)             1          (374)
Charge-offs ..................         --             --            (339)          --            --
Recoveries ...................         --             --            --             --            --
---------------------------------------------------------------------------------------------------------
Balance at end of period .....      $ 1,752        $ 1,851       $ 1,033        $ 2,690       $ 2,689
=========================================================================================================

     The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the year-to-date periods indicated.

                                       Nine Months Ended
                                         September 30,
                                   ------------------------
(In Thousands)                        2002          2001
-----------------------------------------------------------
Balance at beginning of period      $ 2,690       $ 2,997
Reduction ....................         (599)         (308)
Charge-offs ..................         (339)         --
Recoveries ...................         --            --
-----------------------------------------------------------
Balance at end of period .....      $ 1,752       $ 2,689
===========================================================

CAPITAL RESOURCES AND LIQUIDITY

     Our sources of funds include deposits, advances from the FHLB and other borrowings; proceeds from the sale of loans, mortgage-backed securities and real estate; payments of loans and mortgage-backed securities and payments for and sales of loan servicing; and income from other investments. Interest rates, real estate sales activity and general economic conditions significantly affect repayments on loans and mortgage-backed securities and deposit inflows and outflows.

     Our primary sources of funds generated in the third quarter of 2002 were from:

     o principal repayments--including prepayments, but excluding refinances of our existing loans--on loans and mortgage-backed securities of $664 million;

     o    a net increase in FHLB advances and other borrowings of $456 million;

     o    an increase in deposits of $366 million; and

     o maturities of U.S. Treasury securities, agency obligations and other investment securities available for sale of $157 million.

     We used these funds for the following purposes:

     o to originate and purchase loans held for investment, excluding refinances of our existing loans, of $780 million;

     o to purchase mortgage-backed securities available for sale of $504 million;

     o    to increase our loans held for sale a net $284 million; and

     o to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $131 million.

     Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At September 30, 2002, our FHLB borrowings totaled $1.7 billion, representing 13.5% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.3 billion. To the extent deposit growth over the remainder of 2002 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we will utilize our FHLB borrowing arrangement or possibly other sources. As of September 30, 2002, we had commitments to borrowers for short-term rate locks of $1.3 billion, undisbursed loan funds and unused lines and letters of credit of $184 million, and other contingent liabilities of $3 million. We believe our current sources of funds enable us to meet our obligations while maintaining liquidity at appropriate levels.

     Another measure of liquidity in the savings and loan industry is the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The Bank's ratio was 4.6% at September 30, 2002, 4.3% at December 31, 2001 and 4.1% at September 30, 2001.

     The holding company currently has liquid assets, including due from Bank--interest bearing balances, of $67 million and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity.

     On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of Downey's common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter to the holding company. The shares will be repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at the discretion of Downey, and will also be contingent upon Downey's overall financial condition, as well as market conditions in general. During the third quarter of 2002, 212,300 shares were repurchased at an average price of $41.04.

     Stockholders' equity totaled $791 million at September 30, 2002, up from $734 million at December 31, 2001 and $698 million at September 30, 2001.

REGULATORY CAPITAL

     Our core and tangible capital ratios were both 6.36% and our risk-based capital ratio was 13.65%. The Bank's capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of September 30, 2002.

                                                       Tangible Capital           Core Capital           Risk-Based Capital
                                                     ----------------------   ----------------------    ---------------------
(Dollars in Thousands)                                 Amount     Ratio         Amount     Ratio          Amount     Ratio
-----------------------------------------------------------------------------------------------------------------------------
Stockholder's equity ................................. $839,077                 $839,077                  $839,077
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate ..  (39,201)                 (39,201)                  (39,201)
    Excess cost over fair value of branch acquisitions   (2,814)                  (2,814)                   (2,814)
    Non-permitted mortgage servicing rights ..........   (4,691)                  (4,691)                   (4,691)
   Additions:
    Unrealized losses on securities available for sale     (274)                    (274)                     (274)
    General loss allowance - investment in DSL
       Service Company ...............................      265                      265                       265
    Allowance for loan losses,
       net of specific allowances (1) ................        -                        -                    34,299
-----------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................  792,362    6.36%         792,362    6.36%          826,661   13.65%
Well capitalized requirement .........................  186,905    1.50  (2)     623,017    5.00           605,784   10.00(3)
-----------------------------------------------------------------------------------------------------------------------------
Excess ............................................... $605,457    4.86%        $169,345    1.36%         $220,877    3.65%
-----------------------------------------------------------------------------------------------------------------------------

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.08%.

      ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding quantitative and qualitative disclosures about market risk see Financial Condition--Asset/Liability Management and Market Risk on page 31.




                        ITEM 4. - CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, Downey carried out an evaluation, under the supervision and with the participation of Downey's management, including Downey's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey's disclosure controls and procedures are effective in timely alerting them to material information relating to Downey required to be included in Downey's periodic Securities and Exchange Commission filings. There has been no significant changes in Downey's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

  Exhibit
   Number                                                        Description
  --------                                                      -------------
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

     4.6 (4) Certificate Evidencing Common Securities of Downey Financial Capital Trust I, 10% Common Securities.

     4.7 (4) Certificate Evidencing Capital Securities of Downey Financial Capital Trust I, 10% Capital Securities (Global Certificate).

     4.8 (4) Common Securities Guarantee Agreement of Downey Financial Corp. (Guarantor), dated July 23, 1999.

     4.9 (4) Capital Securities Guarantee Agreement of Downey Financial Corp. and Wilmington Trust Company, dated as of July 23, 1999.

     10.1 (3) Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and Restated as of January 1, 1996).

  Exhibit
   Number                                                        Description
  --------                                                      -------------
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

We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

                             Downey Financial Corp.
                               3501 Jamboree Road
                         Newport Beach, California 92660
                         Attention: Corporate Secretary

(B) 1) Form 8-K filed July 8, 2002, with respect to the election of James H. Hunter as a new Board of Director.
     2) Form 8-K filed July 17, 2002, with respect to a press release reporting its results of operations during the three and six months ended June 30, 2002.
     3) Form 8-K filed August 16, 2002, with respect to a press release reporting monthly selected financial data for the thirteen months ended July 31, 2002.
     4) Form 8-K filed September 18, 2002, with respect to a press release reporting monthly selected financial data for the thirteen months ended August 31, 2002.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         DOWNEY FINANCIAL CORP.




Date: October 31, 2002                   /s/  Daniel D. Rosenthal
                           -----------------------------------------------------
                                              Daniel D. Rosenthal
                                     President and Chief Executive Officer




Date: October 31, 2002                   /s/  Thomas E. Prince
                           -----------------------------------------------------
                                              Thomas E. Prince
                           Executive Vice President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Daniel D. Rosenthal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Downey Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: October 31, 2002                 /s/  Daniel D. Rosenthal
                           -----------------------------------------------------
                                            Daniel D. Rosenthal
                                   President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Thomas E. Prince, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Downey Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: October 31, 2002               /s/  Thomas E. Prince
                           -----------------------------------------------------
                                          Thomas E. Prince
                           Executive Vice President and Chief Financial Officer