Form 10-K
period 2002-12-31
DOWNEY FINANCIAL CORP
filed 2003-03-06
CIK 935063

================================================================================
                                              SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549
--------------------------------------------------------------------------------
                                                                       FORM 10-K
--------------------------------------------------------------------------------
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

Securities   registered   pursuant   to   Section   12(g)  of  the   Act:   None
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

     The aggregate market value of the registrant's outstanding Common Stock held by non-affiliates on June 28, 2002, based upon the closing sale price on that date of $47.30, as quoted on the New York Stock Exchange, was $1,016,518,482.

     At February 28, 2003, 27,928,722 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 23, 2003 are incorporated by reference in Part III hereof.

================================================================================

TABLE OF CONTENTS

ITEM
                                                                            PAGE
--------------------------------------------------------------------------------

PART I

   1.  BUSINESS ...........................................................    1
          General .........................................................    1
          Banking Activities ..............................................    2
             Lending Activities ...........................................    2
                      Loan and Mortgage-Backed Securities Portfolio .......    3
                      Residential Real Estate Lending .....................    3
                      Secondary Marketing and Loan Servicing Activities ...    5
                      Multi Family and Commercial Real Estate Lending .....    6
                      Construction Lending ................................    6
                      Commercial Lending ..................................    6
                      Consumer Lending ....................................    6
             Investment Activities ........................................    7
             Deposit Activities ...........................................    7
             Borrowing Activities .........................................    7
             Capital Securities ...........................................    7
             Earnings Spread ..............................................    8
             Asset/Liability Management ...................................    8
             Insurance Agency Activities ..................................    8
          Real Estate Investment Activities ...............................    8
          Competition .....................................................    9
          Employees   .....................................................    9
          Regulation  .....................................................    9
             General  .....................................................    9
             Regulation of Downey .........................................    9
             Regulation of the Bank .......................................   11
             Regulation of DSL Service Company ............................   17
          Taxation ........................................................   18
          Factors That May Affect Future Results Of Operations ............   18
   2.  PROPERTIES .........................................................   20
          Branches ........................................................   20
          Electronic Data Processing ......................................   20
   3.  LEGAL PROCEEDINGS ..................................................   20
   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................   20

PART II

   5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS .............................................   21
   6.  SELECTED FINANCIAL DATA ............................................   22
   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .......................................   24
          Overview ........................................................   24
             Critical Accounting Policies .................................   25
          Results of Operations ...........................................   26
             Net Interest Income ..........................................   26
             Provision for Loan Losses ....................................   28
             Other Income .................................................   28
                      Loan and Deposit Related Fees .......................   29
                      Real Estate and Joint Ventures Held for Investment ..   29
                      Secondary Marketing Activities ......................   30
                      Other Category ......................................   31

TABLE OF CONTENTS

ITEM
                                                                            PAGE
--------------------------------------------------------------------------------

PART II----(CONTINUED)

             Operating Expense ............................................   31
             Provision for Income Taxes ...................................   31
             Business Segment Reporting ...................................   31
                    Banking ...............................................   32
                    Real Estate Investment ................................   33
          Financial Condition .............................................   34
             Loans and Mortgage-Backed Securities .........................   34
             Investment Securities ........................................   38
             Investments in Real Estate and Joint Ventures ................   39
             Deposits .....................................................   41
             Borrowings ...................................................   42
             Capital Securities ...........................................   43
             Off-Balance Sheet Arrangements ...............................   43
                    Transactions with Related Parties .....................   44
             Asset/Liability Management and Market Risk ...................   44
             Problem Loans and Real Estate ................................   49
                    Non-Performing Assets .................................   49
                    Delinquent Loans ......................................   51
                    Allowance for Losses on Loans and Real Estate .........   53
             Capital Resources and Liquidity ..............................   59
                    Contractual Obligations and Other Commitments .........   60
             Regulatory Capital Compliance ................................   61
             Newly Adopted Accounting Principles ..........................   61
             Current Accounting Issues ....................................   62
             Sale of Subsidiary ...........................................   63
   7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........   64
   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........................   65
   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES ............................  112

PART III

  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................  112
  11.  EXECUTIVE COMPENSATION .............................................  112
  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS ......................  112
  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................  112
  14.  CONTROLS AND PROCEDURES ............................................  112

PART IV

  15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K ......................................................  112
       AVAILABILITY OF REPORTS ............................................  114
       SIGNATURES .........................................................  115
       CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
          ACT OF 2002 .....................................................  116

PART I

     Certain   matters   discussed   in  this  Annual   Report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding Downey's mission and vision. Downey's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Business--Factors That May Affect Future Results on page 18.

ITEM 1. BUSINESS

GENERAL

     We were incorporated in Delaware on October 21, 1994. On January 23, 1995, after we obtained necessary stockholder and regulatory approvals, we acquired 100% of the issued and outstanding capital stock of Downey Savings and Loan Association (the "Bank") and the Bank's stockholders became holders of our stock. Downey was thereafter funded by the Bank and presently operates as the Bank's holding company. Our stock is traded on the New York Stock Exchange and Pacific Exchange under the trading symbol "DSL." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our internet site, www.downeysavings.com, by clicking on "Investor Relations" located on our home page and proceeding to "Corporate Filings."

     The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2002, it conducts its business through 165 retail deposit branches, including 93 full-service, in-store branches. Residential loans are originated or purchased:

     o    by branch managers and loan officers in our branches;

     o by loan officers who solicit loans from realtors and other business sources, including the internet;

     o by wholesale loan representatives who obtain loans submitted by mortgage brokers; and

     o by purchases of loans from correspondent banking institutions and mortgage bankers.

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

     o    proceeds from sales of our loans and mortgage-backed securities; and

     o    borrowings and capital securities.

Scheduled payments we receive on our loans and mortgage-backed securities are a relatively stable source of funds. However, the funds we receive from deposits and the prepayment of loans and mortgage-backed securities vary widely. Below is a detailed discussion of our banking activities.

LENDING ACTIVITIES

     Historically, our lending activities have primarily emphasized our origination of first mortgage loans secured by residential properties and retail neighborhood shopping centers. To a lesser extent, our lending activities have emphasized our origination of real estate loans secured by multi-family and commercial properties, including land and other properties with income producing capabilities. In addition, we have provided construction loan financing for single family and multi-family residential properties and commercial retail neighborhood shopping center projects. These construction loan financings have included loans to joint ventures, which were being engaged in by DSL Service Company, a wholly owned subsidiary of the Bank, with other participants. We also originate loans to businesses through our commercial banking operations.

     We originate automobile loans directly through our branch network. We also conducted an indirect auto-lending program through our purchase of new or used automobile sales contracts from auto dealers in California and other western states. Downey Auto Finance Corp., a previous wholly owned subsidiary of the Bank, operated this indirect auto-lending program, but was sold in February
2000. For more information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Sale of Subsidiary on page 63.

     Our primary focus continues to be our origination of adjustable rate single family mortgage loans for portfolio, including subprime loans which carry higher interest rates. In addition, we will originate for portfolio other loans including:

     o    multi-family loans;

     o    commercial real estate loans;

     o    construction loans to developers;

     o loans to individuals for the construction and permanent financing of single family homes; and

     o    consumer loans.

We will also continue our secondary marketing activities of originating and selling single family mortgage loans to various investors.

     For more information, see below under the caption entitled Secondary Marketing and Loan Servicing Activities on page 5. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Loans and Mortgage-Backed Securities on page 34.

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

RESIDENTIAL REAL ESTATE LENDING

     Our primary lending activity is our origination of mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. We provide these mortgage loans for borrowers to purchase residences or to refinance their existing mortgages. The residential mortgage loans we originate typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgages for our own loan portfolio. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans in the secondary market, rather than hold them in our portfolio. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans are funded with long-term funds to mitigate interest rate risk. In addition, we originate a small volume of fixed rate loans for our own investment if they meet specific yield and other approved guidelines, or to facilitate our sale of real estate acquired in settlement of loans. The average term of these fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity due to loan payoffs as a result of home sales or refinancings and prepayments. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

     Our adjustable rate mortgages:

     o generally either begin with an incentive interest rate, which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months, or are fixed for a period of three to five years then adjust semi-annually or annually thereafter;

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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which creates an increased risk that the fair value of the underlying collateral on the loan could be insufficient to satisfy fully the outstanding principal and interest. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount. At year-end 2002, loans with the higher 125% limit on negative amortization represented 38% of our adjustable rate one-to-four unit residential portfolio. We permit adjustable rate mortgages to be assumed by qualified borrowers.

     During 2002, approximately 79% of our one-to-four unit residential real estate loans were originated or purchased through outside mortgage brokers. These mortgage brokers do not operate from our offices and are not our employees. Our branch managers and residential loan officers originated approximately 21% of our one-to-four unit residential loans during 2002.

     We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $1 million. Our average loan size, however, is much lower. In 2002, our average loan size was $331,000. We generally make loans with loan-to-value ratios not exceeding 80%. We will make loans with loan-to-value ratios of over 80%, if the borrower obtains private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%, consistent with secondary marketing requirements. In addition, we require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence.

     In our approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant's ability to repay the loan. Qualified appraisers on our staff or approved outside appraisers establish the value of the collateral through appraisals or alternative valuation formats that meet regulatory requirements. Appraisal reports prepared by outside appraisers are selectively reviewed by our staff appraisers or by approved fee appraisers. We generally obtain information about the applicant's income, financial condition, employment and credit history. Typically, we will verify an applicant's credit information for loans originated by our retail loan representatives. For loans submitted from outside mortgage brokers, we require the mortgage broker to obtain, review and verify the applicant's credit information and employment.

     We offer one-to-four unit residential loans to borrowers who have or, in the case of purchases, will have equity in their homes but whose credit rating contains exceptions which preclude them from qualifying for lower or better market interest rates and terms. We refer to these lower rated credits, which we characterize as "A-," "B" and "C" loans, as subprime loans in our loan portfolio. Our subprime loans are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade loans or "A" loans. We believe these lower credit rated borrowers represent an opportunity for us to earn a higher net return for the risks we assume. For further information, see Regulation--Regulation of the Bank--Regulatory Capital Requirements on page 11.

     We currently qualify applicants of our adjustable rate mortgages at the higher of the fully-indexed rate or:

     o    for prime borrowers:

          o    6.25% for owner occupied; or

          o    6.50% for non-owner occupied.

     o    for subprime borrowers:

          o    7.25% for owner occupied; or

          o    7.50% for non-owner occupied.

SECONDARY MARKETING AND LOAN SERVICING ACTIVITIES

     As part of our secondary marketing activities, we originate residential real estate adjustable rate mortgages and fixed rate mortgages that we intend to sell. Accordingly, we classify these loans as held for sale and carry them at the lower of cost or fair value. Amortized cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of commitment to the date of funding. These loans are secured by first liens on one-to-four unit residential properties and generally have maturities of 30 years or less.

     We believe that servicing loans for others can be an important asset/liability management tool because it produces operating results which, in response to changes in market interest rates, tend to move opposite to changes in net interest income. Because yields on adjustable rate mortgages take longer to adjust to market interest rates than their funding sources, net interest income associated with these loans is expected to decline in periods of rising interest rates and increase in periods of falling rates. In contrast, the value of a loan servicing portfolio normally:

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

     Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale. We calculate gains or losses from our sale as the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights we acquire through either our purchase or origination of mortgage loans we intend to sell with servicing rights retained. We allocate the total cost of the mortgage loans sold to both the mortgage servicing rights and to the mortgage loans without mortgage servicing rights based on their relative fair values. We disclose our mortgage servicing rights in our financial statements and include them as a component of the gain on sale of loans. We recognize impairment losses on the mortgage servicing rights through a valuation allowance and record any associated provision as a component of loan servicing income (loss), net category. For further information, see Note 1 on page 72 and Note 10 on page 89 of Notes to the Consolidated Financial Statements.

     Generally, we use hedging programs to manage the interest rate risk of our secondary marketing activities. However, to-date we have not hedged our mortgage servicing rights. For further information, see Asset/Liability Management and Market Risk on page 44.

     We may exchange loans we originate for sale with government-sponsored agencies for mortgage-backed securities collateralized by these loans. Our cost for the exchange, a monthly guaranty fee, is expressed as a percentage of the unpaid principal balance and is deducted from interest income. The securities we receive can be used to collateralize various types of our borrowings at rates that frequently are more favorable than rates on other types of liabilities and also carry a lower risk-based capital requirement than whole loans. We carry these mortgage-backed securities available for sale at fair value. However, we record no gain or loss on the exchange in our statement of income until the securities are sold to a third party. Before we sell these securities to third parties, we show all changes in fair value as a separate component of stockholders' equity as accumulated other comprehensive income, net of income taxes.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

     We have provided permanent loans secured by multi-family and retail neighborhood shopping center properties. Our major loan officers conduct our multi-family and commercial real estate lending activities.

     Multi-family and commercial real estate loans generally entail additional risks as compared to single family residential mortgage lending. We subject each loan, including loans to facilitate the sale of real estate we own, to our underwriting standards, which generally include:

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

CONSUMER LENDING

     The Bank originates direct automobile loans, home equity loans and home equity lines of credit, and other consumer loan products. Before we make a consumer loan, we assess the applicant's ability to repay the loan and, if applicable, the value of the collateral securing the loan. The risk involved with home equity loans and home equity lines of credit is similar to the risk involved with residential real estate loans. We offer customers a credit card through a third party, who extends the credit and services the loans made to our customers.

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

     We carry securities held to maturity at amortized cost. We adjust these costs for amortization of premiums and accretion of discounts, which we recognize in interest income using the interest method. We carry securities available for sale at fair value. We exclude unrealized holding gains and losses, or valuation allowances established for net unrealized losses, from our earnings and report them as a separate component of our stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations. For further information on the composition of our investment portfolio, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Investment Securities on page 38.

DEPOSIT ACTIVITIES

     We prefer to use deposits raised through our retail branch system as our principal source of funds for supporting our lending activities, because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. We traditionally have obtained our deposits primarily from areas surrounding the Bank's branch offices. However, we occasionally raise some retail deposits through Wall Street activities.

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

BORROWING ACTIVITIES

     Besides deposits, we have utilized other sources to fund our loan origination and other business activities. We have at times relied upon our borrowings from the FHLB of San Francisco as an additional source of funds. The FHLB of San Francisco makes advances to us through several different credit programs it offers.

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

     For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Borrowings on page 42.

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Of the $115 million of net proceeds, we invested $108 million as additional common stock of the Bank thereby increasing the Bank's regulatory core/tangible capital by that same amount. The balance of the net proceeds have been used for general corporate purposes. For further information regarding our capital securities, see Note 16 on page 96 of Notes to Consolidated Financial Statements.

EARNINGS SPREAD

     Our primary source of earnings comes from our net interest income. We determine our net interest income or the interest rate spread by calculating the difference between:

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

     For information regarding our net income and the components thereof and for management's analysis of our financial condition and results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 24. For information regarding the return on our assets and other selected financial data, see Selected Financial Data on page 22.

ASSET/LIABILITY MANAGEMENT

     Savings institutions are affected by interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances, other borrowings and capital securities, mature or reprice on a different basis than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net earnings during periods of rising interest rates. Our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on our net interest income while maintaining our asset quality. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on our assets to increase during periods of rising interest rates, although these loans have contractual limitations on the frequency and extent of interest rate adjustments.

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

REAL ESTATE INVESTMENT ACTIVITIES

     In addition to our primary business of banking, which has been described above, we are also involved in real estate investment activities, which are conducted primarily through DSL Service Company, a wholly owned subsidiary of the Bank. DSL Service Company is a diversified real estate development company which was established in 1966 as a neighborhood shopping center and residential tract developer. Today its capabilities include development, construction and property management activities relating to its portfolio of projects primarily within California, but also in Arizona. In addition to DSL Service Company developing its own real estate projects, it associates with other qualified developers to engage in joint ventures. The primary revenue sources of our real estate investment activities include net rental income and gains from the sale of real estate investments. The primary expenses of our real estate investment activities are interest expense and general and administrative expense.

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

EMPLOYEES

     At December 31, 2002, we had 2,352 full-time employees and 640 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

REGULATION

GENERAL

     Federal and state law extensively regulate savings and loan holding companies and savings associations. This regulation is intended primarily to protect our depositors and the SAIF and is not for the benefit of our stockholders. Below we describe some of the regulations applicable to us and the Bank. We do not claim this discussion is complete and qualify our discussion by reference to applicable statutory or regulatory provisions.

REGULATION OF DOWNEY

     General. We are a savings and loan holding company and are subject to regulatory oversight by the OTS. We are required to register and file reports with the OTS and are regulated and examined by the OTS. The OTS has enforcement authority over us, which also permits the OTS to restrict or prohibit our activities that it determines to be a serious risk to the Bank.

     Activities Restrictions. As a savings and loan holding company with only one savings and loan association subsidiary, we generally are not limited by OTS activity restrictions, provided the Bank satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association in the Internal Revenue Code. If we acquire control of another savings association as a separate subsidiary of Downey, we would become a multiple savings and loan holding company. As a multiple savings and loan holding company, our activities, other than the activities of the Bank or any other SAIF-insured savings association, would become subject to restrictions applicable to bank holding companies unless these other savings associations were acquired in a supervisory acquisition and each also satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association. Furthermore, if in the future we sold control of the Bank to any other company, such company would not succeed to our grandfathered status as a unitary thrift holding company and would be subject to the same business activity restrictions as a bank holding company. For more information, see Restrictions on Acquisitions below and Regulation of the Bank--Qualified Thrift Lender Test on page 13.

     Restrictions on Acquisitions. We must obtain approval from the appropriate bank regulatory agencies before acquiring control of any insured depository institution. The OTS generally prohibits these types of acquisitions if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, the OTS permits interstate acquisitions if the acquisition is authorized by specific state authorization or a supervisory acquisition of a failing savings association.

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

     Financial   Holding  Company   Legislation.   On  November  12,  1999,  the
Gramm-Leach-Bliley Act of 1999 ("GLBA") was signed into law. This law established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, related or incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     GLBA provides that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. Downey is a grandfathered unitary savings and loan holding company and we may continue to operate under present law as long as we continue to control only the Bank and the Bank continues to meet the qualified thrift lender test.

     We do not believe that this law will have a material adverse effect on our operations in the near-term. However, to the extent that GLBA permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies, such as Downey, already possess. Nevertheless, GLBA may increase the competition that we face from larger institutions and other types of companies offering financial products, many of which may have greater financial resources than we do. In addition, GLBA may have an anti-takeover effect because it may tend to limit the range of potential acquirers of Downey to other savings and loan holding companies and Financial Holding Companies.

     The Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was signed into law. This new legislation addresses accounting oversight and corporate governance matters, including:

     o the creation of a five-member oversight board appointed by the Securities and Exchange Commission ("SEC") that will set standards for accountants and have investigative and disciplinary powers;

     o the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

     o    increased penalties for financial crimes;

     o expanded disclosure of corporate operations and internal controls and certification of financial statements;

     o    enhanced controls on and reporting of insider trading; and

     o    statutory separations between investment bankers and analysts.

Various aspects of the new legislation are dependent upon subsequent rulemaking by the SEC. We are currently evaluating what impact the new legislation and its implementing regulations will have upon our operations, including a potential increase in certain outside professional costs.

REGULATION OF THE BANK

     General. The OTS and the FDIC extensively regulate the Bank because the Bank is a federally chartered, SAIF-insured savings association. The Bank must ensure that its lending activities and its other investments comply with various statutory and regulatory requirements. The Bank is also regulated by the Federal Reserve.

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the Bank's Board of Directors to consider with respect to any deficiencies the OTS or the FDIC finds in the Bank's operations. Federal and state laws also regulate the relationship between the Bank and its depositors and borrowers, especially in matters regarding the ownership of savings accounts and the documents used by the Bank.

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. In addition, the Bank must obtain regulatory approvals before entering into some transactions like mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily to protect the SAIF and our depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and adequate loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, the Bank and our operations.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2002, SAIF members paid within a range of 0% to 0.27% of insured domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment.

     The Bank also pays, in addition to its normal deposit insurance premium as a member of the SAIF, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the last quarter of fiscal 2002, this assessment was equal to approximately 0.017% of insured deposits.

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

     The OTS views its capital regulation requirements as minimum standards, and it expects most institutions to maintain capital levels well above the minimum. In addition, the OTS regulations provide that the OTS may establish minimum capital levels higher than those provided in the regulations for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others, a savings association:

     o has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, other risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;

     o is growing, either internally or through acquisitions, at a rate that presents supervisory issues; or

     o may be adversely affected by activities or the condition of its holding company, affiliates, subsidiaries or other persons, or savings associations with which it has significant business relationships.

The Bank is not required to meet any individual minimum regulatory capital requirement. At December 31, 2002, the Bank's regulatory capital exceeded all minimum regulatory capital requirements.

     As a result of a number of federally insured financial institutions extending their lending risk selection standards to attract lower credit quality borrowers due to their loans having higher interest rates and fees, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending. Subprime lending involves extending credit to individuals with less than perfect credit histories.

     The guidelines consider subprime lending a high-risk activity that is unsafe and unsound if the risks associated with subprime lending are not properly controlled. Specifically, the 2002 guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

     o    have subprime assets equal to 25% or higher of Tier 1 capital, or

     o    have  subprime   portfolios   experiencing  rapid  growth  or  adverse
          performance trends, are administered by inexperienced management, or have inadequate or weak controls.

     Our subprime portfolio, pursuant to our definition, represented 168% of Tier 1 capital as of year-end 2002. Subsequent to year end, the OTS notified us that beginning March 31, 2003, we will need to risk weight our subprime residential loans at 75% versus their current 50% risk weighting. This change will increase the required regulatory capital associated with our subprime loans by one and one-half times that of prime residential loans. For further information regarding the impact of this change to our capital ratios, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Regulatory Capital Compliance on page 61.

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

     The regulation establishes five categories of capital classification:

     o    "well capitalized;"

     o    "adequately capitalized;"

     o    "undercapitalized;"

     o    "significantly undercapitalized;" and

     o    "critically undercapitalized."

     The regulation uses an institution's risk-based capital, leverage capital and tangible capital ratios to determine the institution's capital classification. At December 31, 2002, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

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

     At December 31, 2002, the Bank's loans-to-one-borrower limit was $135 million based upon the 15% of unimpaired capital and surplus measurement.

     Qualified Thrift Lender Test. The OTS requires savings associations to meet a qualified thrift lender test. The test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners' Loan Act or by meeting the definition of a "domestic building and loan association." Qualified thrift investments are primarily residential mortgages and related investments, including some mortgage-related securities. The required percentage of investments under the Home Owners' Loan Act is 65% of assets while the Internal Revenue Code requires investments of 60% of assets. An association must be in compliance with the qualified thrift lender test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations failing to meet the qualified thrift lender test are generally allowed only to engage in activities permitted for both national banks and savings associations.

     The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2002, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act and regulations. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, a savings association and its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

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

     Regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except for:

     o    a financial subsidiary;

     o    a subsidiary controlled by one or more affiliates;

     o    an Employee Stock Option Plan ("ESOP"); or

     o a subsidiary which the OTS or the Federal Reserve determines to be an affiliate.

     The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provide that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

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

     Any other situation would require an application to the OTS. The OTS may disapprove an application or notice if the proposed capital distribution would:

     o    make   the   savings   association   undercapitalized,   significantly
          undercapitalized or critically undercapitalized;

     o    raise safety or soundness concerns; or

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

     USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act was signed into law. The Patriot Act is intended to strengthen U.S law enforcement and the intelligence communities' ability to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws in addition to current requirements and requires various regulations, including:

     o due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

     o    standards for verifying customer identification at account opening;

     o rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

     o    reports  by   non-financial   businesses   filed  with  the   Treasury
          Department's   Financial   Crimes   Enforcement   Network   for   cash
          transactions exceeding $10,000; and

     o the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

     On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a Board of Director approved customer identification program implementing reasonable procedures to:

     o verify the identity of any person seeking to open an account, to the extent reasonable and practicable;

     o maintain records of the information used to verify the person's identity; and

     o determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

"Account" is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on our operations.

     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS may require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related OTS regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.

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

     At December 31, 2002, the Bank had $118 million of FHLB stock, an amount in excess of our required investment of $108 million.

     The GLBA made significant reforms to the FHLB system, including:

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

     The new capital plan for the FHLB of San Francisco was approved by the Federal Housing Finance Board on June 12, 2002. The FHLB of San Francisco has not yet established an implementation date for the new capital plan, with implementation required by June 2005. The Bank will receive at least 240 days written notice of the implementation date. The new capital plan incorporates a single class of stock and requires each member to own stock in an amount equal to the greater of:

     o    a membership stock requirement, or

     o    an activity based stock requirement.

     The new capital stock is redeemable on five years written notice, subject to certain conditions.

     We do not believe that the initial implementation of the new capital plan for the FHLB of San Francisco as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, to maintain membership, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB of San Francisco.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts and non-personal time deposits. These transaction accounts include checking, NOW and Super NOW checking accounts. The balances a savings association maintains to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the OTS's liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank was in compliance with these requirements.

     Proposed Legislation. From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, legislation is currently being considered in the U.S. House of Representatives Financial Institutions Subcommittee which would:

     o    merge the Bank Insurance Fund ("BIF") and the SAIF;

     o increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation;

     o    increase deposit insurance coverage limits for municipal deposits;

     o double deposit insurance coverage limits for individual retirement accounts; and

     o smooth out bank deposit insurance premiums to avoid sharp increases during times of recession.

While we cannot predict whether such proposals will eventually become law, they could have an effect on our operations and the way we conduct business.

REGULATION OF DSL SERVICE COMPANY

     DSL Service Company is licensed as a real estate broker under the California Real Estate Law and as a contractor with the Contractors State License Board. Thus, the real estate investment activities of DSL Service Company, including development, construction and property management activities relating to its portfolio of projects, are governed by a variety of laws and regulations. Changes occur frequently in the laws and regulations or their interpretation by agencies and the courts. DSL Service Company must comply with various federal, state and local laws, ordinances, rules and regulations concerning zoning, building design, construction, hazardous waste and similar matters. Environmental laws and regulations also affect the operations of DSL Service Company, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species, population density and preservation of the natural terrain and coastlines. These and other requirements could become more restrictive in the future, resulting in additional time and expense in connection with DSL Service Company's real estate activities.

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

     o those who owned or operated the disposal site or facility at the time of disposal; and

     o    current owners.

     In general, this liability is imposed in a series of governmental proceedings initiated by the government's identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the government's identification of potentially responsible parties who may be liable for cleanup costs. None of the DSL Service Company's project sites is listed as a "Superfund site."

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

TAXATION

     Federal. Savings institutions are taxed like other corporations for federal income tax purposes, and are required to comply with income tax statutes and regulations similar to those applicable to large commercial banks. The Bank's bad debt deduction is determined under the specific charge-off method, which allows the Bank to take an income tax deduction for loans determined to be wholly or partially worthless.

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

     State. The Bank uses California's financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2002 and 2001.

     The Bank files a California franchise tax return on a combined reporting basis. Other income and franchise tax returns are filed on a separate-entity basis in various other states. The Bank anticipates that additional state income and franchise tax returns will be required in future years as its lending business expands nationwide.

     The Internal Revenue Service and various state taxing authorities have examined the Bank's tax returns for all tax years through 1997. Management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in the years subsequent to 1997, which remain open to review.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     In addition to the other information contained in this report, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

     OUR CALIFORNIA BUSINESS FOCUS AND ECONOMIC CONDITIONS IN CALIFORNIA COULD ADVERSELY AFFECT OUR OPERATIONS.

     Downey is headquartered in and its operations are concentrated in California. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this state. The economy in our market areas has exhibited weakness. Deterioration of economic conditions in California could have a material adverse impact on the quality of our loan and real estate portfolios and the demand for our products and services.

     SIGNIFICANT   CHANGES  IN  INTEREST  RATES  COULD   ADVERSELY   AFFECT  OUR
PERFORMANCE AND RESULTS OF OPERATIONS.

     If interest rates vary substantially from present levels, our results may differ materially from recent levels. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits. Changes in interest rates also affect the value of our recorded mortgage servicing rights on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. If interest rates were to increase significantly, the economic feasibility of real estate investment activities also could be adversely affected.

     WE ARE SUBJECT TO GOVERNMENT REGULATION AND FEDERAL MONETARY POLICY THAT COULD LIMIT OR RESTRICT OUR ACTIVITIES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

     The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for Downey, primarily through open market operations in United States government securities, the discount rate for borrowings and reserve requirements. A material change in these conditions would be likely to have a material impact on our results.

     COMPETITION MAY ADVERSELY AFFECT OUR PERFORMANCE.

     The banking and financial services business in our market areas is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the expectation of continued consolidation among financial services providers. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our products to decline. Our results may differ in future periods depending on the nature or level of competition.

     IF A SIGNIFICANT NUMBER OF BORROWERS, GUARANTORS AND RELATED PARTIES FAIL TO PERFORM AS REQUIRED BY THE TERMS OF THEIR LOANS, WE WILL SUSTAIN LOSSES.

     A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. While we have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, such policies and procedures, may not prevent unexpected losses that could materially affect our results.

     BECAUSE DOWNEY OPERATES AS A HOLDING COMPANY, CHANGES IN THE ABILITY OF THE BANK TO PAY DIVIDENDS MAY ADVERSELY AFFECT DOWNEY'S ABILITY TO PAY DIVIDENDS.

     Although we have been paying regular quarterly dividends, our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank. Dividends paid by the Bank are subject to restrictions under various federal and state banking laws. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us. The Bank's regulators have the authority to prohibit the Bank or us from engaging in unsafe or unsound practices in conducting our business. As a consequence, the Bank regulators could deem the payment of dividends by the Bank to be an unsafe or unsound practice, depending on the Bank's financial condition or otherwise, and prohibit such payments. If the Bank were unable to pay dividends to us, we might cease paying or reduce the rate or frequency at which we pay dividends to stockholders until such time that the Bank could again pay us dividends.

     TERRORIST ACTIVITIES COULD CAUSE REDUCTIONS IN INVESTOR CONFIDENCE AND SUBSTANTIAL VOLATILITY IN REAL ESTATE AND SECURITIES MARKETS.

     It is impossible to predict the extent to which terrorist activities may occur in the United States or, if they occur, the extent of the effect on a particular security issue. Moreover, it is uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States Government and others will have on the United States and world financial markets; local, regional and national economies; real estate markets across the United States; and/or particular business segments. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in real estate related investments and in increase in defaults on loans. Such unexpected losses could materially affect our results of operations.

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

     At December 31, 2002, we had 165 branches. We owned the building and land occupied by 61 of our branches and we owned one branch building on leased land. We operate branches in 103 locations (including 93 in-store locations) with leases or licenses expiring at various dates through August 2011, with options to extend the term.

     The net book value of our owned branches, including the one on leased land, totaled $84 million at December 31, 2002, and the net book value of our leased branch offices totaled $4 million at December 31, 2002. The net book value of our furniture and fixtures, including electronic data processing equipment, was $26 million at December 31, 2002.

     For additional information regarding our offices and equipment, see Note 1 on page 72 and Note 8 on page 88 of Notes to Consolidated Financial Statements.

ELECTRONIC DATA PROCESSING

     We utilize a mainframe computer system and use various internally developed and third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $12 million at December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

     We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") under the trading symbol "DSL." At February 28, 2003, we had approximately 725 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,928,722 outstanding shares of common stock.

     The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

                                      2002                                       2001
                    -----------------------------------------------------------------------------------
                     4th        3rd        2nd        1st        4th        3rd        2nd        1st
                   Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------
High ........   $   41.55  $   49.25  $   55.56  $   48.83  $   44.46  $   58.81  $   48.85  $   54.31
Low .........       31.32      33.34      46.70      41.84      32.98      40.61      41.44      39.45
End of period       39.00      34.25      47.30      45.60      41.25      44.13      47.26      45.30
=======================================================================================================

     During 2002 and 2001, we paid quarterly cash dividends of $0.09 per share, or $0.36 per share annually. Total cash dividends were $10.1 million in 2002 and $10.2 million in 2001. On February 21, 2003, we paid a $0.09 per share quarterly cash dividend, aggregating $2.5 million.

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

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)                          2002         2001         2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total interest income ..........................................  $   633,038  $   808,381   $   784,360   $   533,751    $ 440,404
Total interest expense .........................................      317,640      502,811       521,885       326,273      266,057
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income ........................................      315,398      305,570       262,475       207,478      174,347
Provision for loan losses ......................................          939        2,564         3,251        11,270        3,899
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ........      314,459      303,006       259,224       196,208      170,448
------------------------------------------------------------------------------------------------------------------------------------
Other income, net:
    Loan and deposit related fees ..............................       47,220       50,486        30,089        20,097       15,645
    Real estate and joint ventures held for investment, net ....       10,250        3,885         8,798        19,302       22,363
    Secondary marketing activities:
      Loan servicing income (loss), net ........................      (39,629)     (11,373)       (3,628)        1,672          259
      Net gains on sales of loans and mortgage-backed securities       45,860       22,432         3,297        14,806        6,462
      Net gains on sales of mortgage servicing rights ..........          331          934          --            --           --
    Net gains (losses) on sales of investment securities .......          219          329          (106)          288           68
    Gain on sale of subsidiary (1) .............................         --           --           9,762          --           --
    Other ......................................................        2,431        1,843         2,342         3,113        2,556
------------------------------------------------------------------------------------------------------------------------------------
      Total other income, net ..................................       66,682       68,536        50,554        59,278       47,353
------------------------------------------------------------------------------------------------------------------------------------
Operating expense:
    General and administrative expense .........................      186,644      162,496       136,189       144,382      115,890
    Net operation of real estate acquired in settlement of loans           11          239           818            19          260
    Amortization of excess cost over fair value of branch
      acquisitions (2) .........................................         --            457           462           474          510
------------------------------------------------------------------------------------------------------------------------------------
      Total operating expense ..................................      186,655      163,192       137,469       144,875      116,660
------------------------------------------------------------------------------------------------------------------------------------
Net income (1) .................................................  $   112,293  $   120,181   $    99,251   $    63,804   $   57,973

PER SHARE DATA
Earnings per share--Basic (1) ..................................  $      3.99  $      4.26   $      3.52   $      2.27   $     2.06
Earnings per share--Diluted (1) ................................         3.99         4.25          3.51          2.26         2.05
Book value per share at end of period ..........................        29.47        26.01         22.15         18.91        17.08
Stock price at end of period ...................................        39.00        41.25         55.00         20.19        25.44
Cash dividends paid ............................................         0.36         0.36          0.36          0.35         0.32

SELECTED FINANCIAL RATIOS
Effective interest rate spread .................................         2.91%        2.91%         2.66%         2.88%        3.08%
Efficiency ratio (3) ...........................................        50.23        43.93         46.23         58.41        58.16
Return on average assets (1) ...................................         1.00         1.11          0.97          0.85         0.98
Return on average equity (1) ...................................        14.42        17.81         17.17         12.70        12.71
Dividend payout ratio ..........................................         9.02         8.45         10.22         15.44        15.33

LOAN ACTIVITY
Loans originated ...............................................  $10,445,978  $ 8,128,285   $ 5,218,368   $ 7,132,486   $4,071,262
Loans and mortgage-backed securities purchased .................    1,497,645      216,214        18,828        49,669        7,463
Loans and mortgage-backed securities sold ......................    7,103,861    4,553,944     1,662,600     2,386,958    1,740,416

BALANCE SHEET SUMMARY (END OF PERIOD)
Total assets ...................................................  $11,978,151  $11,105,030   $10,893,863   $ 9,407,540   $6,270,419
Loans and mortgage-backed securities ...........................   10,976,942   10,132,413    10,084,353     8,746,063    5,788,365
Investments, cash and cash equivalents .........................      590,092      551,823       439,968       299,698      215,086
Deposits .......................................................    9,238,350    8,619,566     8,082,689     6,562,761    5,039,733
Borrowings .....................................................    1,624,084    1,522,712     1,978,572     2,122,780      703,720
Capital securities .............................................      120,000      120,000       120,000       120,000         --
Stockholders' equity ...........................................      823,104      733,896       624,636       532,418      480,566
Loans serviced for others ......................................    8,316,236    5,805,811     3,964,462     2,923,778    1,040,264

AVERAGE BALANCE SHEET DATA
Assets .........................................................  $11,230,354  $10,850,683   $10,217,371   $ 7,501,228   $5,918,507
Loans ..........................................................   10,336,951   10,033,155     9,514,978     6,937,342    5,345,380
Deposits .......................................................    8,768,204    8,701,424     7,290,850     5,697,292    5,102,045
Stockholders' equity ...........................................      778,463      674,972       577,979       502,412      456,237

(Dollars in Thousands, Except Per Share Data)                          2002         2001         2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Average stockholders' equity to average assets .................        6.93%           6.22%       5.66%       6.70%       7.71%
Bank only--end of period (4):
    Core and tangible capital ..................................        6.92            7.10        6.42        6.27        6.83
    Risk-based capital .........................................       14.08           14.53       12.94       12.14       12.88

SELECTED ASSET QUALITY DATA (END OF PERIOD)
Total non-performing assets ....................................      $79,814        $ 92,632    $ 54,974    $ 39,194    $ 27,419
Non-performing assets as a percentage of total assets ..........        0.67%           0.83%       0.50%       0.42%       0.44%
Allowance for loan losses:
    Amount .....................................................      $34,999        $ 36,120    $ 34,452    $ 38,342    $ 31,517
    As a percentage of non-performing loans ....................       51.89%          46.76%      76.63%     116.25%     140.86%
====================================================================================================================================

(1) In 2000, a $5.6 million after-tax gain was recognized from the sale of Downey Auto Finance Corp. Excluding the gain, 2000 net income would have been $93.6 million or $3.33 per share on a basic basis and $3.32 per share on a diluted basis, the return on average assets would have been 0.92% and the return on average equity would have been 16.20%.
(2) During the fourth quarter of 2002, we adopted SFAS 147, which required us to cease the amortization of goodwill as of January 1, 2002.
(3) The amount of general and administrative expense incurred for each $1 of net interest income plus other income, except for income associated with real estate held for investment and securities gains or losses.
(4) For more information regarding these ratios, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Regulatory Capital Compliance on page 61.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see Business--Factors That May Affect Future Results Of Operations on page 18.

OVERVIEW

     Our net income for 2002 totaled $112.3 million or $3.99 per share on a diluted basis, down from last year's record of $120.2 million or $4.25 per share, but second highest in Downey's history. During the year, we repurchased 306,300 shares of common stock at an average price per share of $39.73, leaving $38 million of the $50 million authorization available for future share repurchases.

     The decline in our net income between years reflected lower net income from our banking operations, as net income from our real estate operations increased $5.5 million to $6.2 million due primarily to higher gains from sales and lower operating expense. Net income from our banking operations totaled $106.1 million, down $13.4 million due to the following:

     o a $28.3 million higher loss from loan servicing due primarily to higher provisions to the valuation allowance for mortgage servicing rights reflecting the continued decline in market interest rates that increased the actual and expected rate of prepayments on loans we service for others;

     o a $26.3 million increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity; and

     o a $7.3 million decline in loan related fees due to lower prepayment fees.

Those unfavorable items were partially offset by the following:

     o a $23.4 million increase in net gains on sales of loans and mortgage-backed securities due to a record volume of sales and the favorable impact from the SFAS 133 valuation of derivatives associated with the sale of loans;

     o a $9.8 million increase in net interest income due to higher interest-earning assets;

     o    a $4.1 million increase in deposit related fees; and

     o    a $1.6 million decline in provision for loan losses.

     For 2002, our return on average assets was 1.00% and our return on average equity was 14.42%. These compare to our 2001 returns of 1.11% on average assets and 17.81% on average equity.

     Our single family loan originations increased from $8.0 billion in 2001 to a record $10.7 billion in 2002, of which $6.2 billion were originated for sale in the secondary market. Of the 2002 total, $4.5 billion represented originations of loans for portfolio, of which $520 million were subprime credits. In addition to single family loans, we originated $269 million of other loans during the year, including $181 million of construction and land loans.

     Our assets increased $873 million or 7.9% during 2002 to $12.0 billion at year end, following a 1.9% increase during 2001. We primarily funded our asset growth with deposits that increased $619 million or 7.2% to a record year-end level of $9.2 billion at December 31, 2002.

     Non-performing assets totaled $80 million at December 31, 2002, down from $93 million a year ago. The decrease was due primarily to a decline in our residential non-performers. When measured as a percentage of total assets, our non-performing assets dropped from 0.83% at year-end 2001 to 0.67% at year-end 2002.

     At December 31, 2002, the Bank exceeded all regulatory capital tests, with capital-to-asset ratios of 6.92% for both tangible and core capital and 14.08% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Business--Regulation--Regulation of the Bank--Insurance of Deposit Accounts on page 11, Financial Condition--Investments in Real Estate and Joint Ventures on page 39 and Financial Condition--Regulatory Capital Compliance on page 61.

CRITICAL ACCOUNTING POLICIES

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements beginning on page 72. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

     We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

     o Allowance for losses on loans and real estate. For further information, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 53 and
          Note 1 of Notes to the Consolidated Financial Statements on page 72.

     o    Valuation of mortgage servicing rights. For further  information,  see
          Note 1 on page 72 and Note 10 on page 89 of Notes to the Consolidated Financial Statements.

     o Valuation of expected rate lock commitments. For further information, see Note 1 on page 72 and Note 20 on page 101 of Notes to the Consolidated Financial Statements.

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

     Our net interest income totaled $315.4 million in 2002, up $9.8 million or 3.2% from 2001 and $52.9 million or 20.2% greater than 2000. The improvement during 2002 reflected higher interest-earning assets, as our effective interest rate spread was unchanged. Our average interest-earning assets increased by $343 million or 3.3% to $10.8 billion. Our effective interest rate spread averaged 2.91% in both 2002 and 2001, up from 2.66% in 2000.

     The following table presents for the years indicated the total dollar amount of:

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

     The table also sets forth our net interest income, interest rate spread and effective interest rate spread. The effective interest rate spread reflects the relative level of interest-earning assets to interest-bearing liabilities and equals:

     o the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by

     o    average interest-earning assets for the year.

     The table also sets forth our net interest-earning balance--the difference between the average balance of interest-earning assets and the average balance of total deposits, borrowings and capital securities--for the years indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the year using the average of each month's daily average balance during the years indicated.

                                                       2002                            2001                           2000
                                       ---------------------------------------------------------------------------------------------
                                                               Average                        Average                        Average
                                          Average               Yield/    Average              Yield/    Average              Yield/
(Dollars in Thousands)                    Balance    Interest    Rate     Balance    Interest   Rate     Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans .............................  $10,336,951  $612,762   5.93%  $10,033,155  $782,784   7.80%  $ 9,514,978  $760,538   7.99%
   Mortgage-backed securities ........       76,250     3,637   4.77        13,747       726   5.28        15,959     1,060   6.64
   Investment securities .............      420,142    16,639   3.96       443,386    24,871   5.61       346,192    22,762   6.57
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...   10,833,343   633,038   5.84    10,490,288   808,381   7.71     9,877,129   784,360   7.94
Non-interest-earning assets ..........      397,011                        360,395                        340,242
------------------------------------------------------------------------------------------------------------------------------------
   Total assets ......................  $11,230,354                    $10,850,683                    $10,217,371
====================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .....  $   306,890  $   --     --  %  $   302,628  $   --     --  %  $   209,221  $   --     --  %
   Interest-bearing checking (1) .....      421,590     1,391   0.33       406,666     2,057   0.51       381,269     3,520   0.92
   Money market ......................      113,862     1,929   1.69        93,964     2,436   2.59        89,495     2,544   2.84
   Regular passbook ..................    3,042,839    69,113   2.27     1,118,287    34,553   3.09       796,212    27,841   3.50
------------------------------------------------------------------------------------------------------------------------------------
    Total transaction accounts .......    3,885,181    72,433   1.86     1,921,545    39,046   2.03     1,476,197    33,905   2.30
Certificates of deposit ..............    4,883,023   172,108   3.52     6,779,879   385,809   5.69     5,814,653   345,398   5.94
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits ....................    8,768,204   244,541   2.79     8,701,424   424,855   4.88     7,290,850   379,303   5.20
Borrowings ...........................    1,410,762    60,936   4.32     1,219,484    65,793   5.40     2,118,497   130,419   6.16
Capital securities ...................      120,000    12,163  10.14       120,000    12,163  10.14       120,000    12,163  10.14
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits, borrowings and
    capital securities ...............   10,298,966   317,640   3.08    10,040,908   502,811   5.01     9,529,347   521,885   5.48
Other liabilities ....................      152,925                        134,803                        110,045
Stockholders' equity .................      778,463                        674,972                        577,979
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity .............  $11,230,354                    $10,850,683                    $10,217,371
====================================================================================================================================
Net interest income/interest rate
   spread ............................               $315,398   2.76%               $305,570   2.70%               $262,475   2.46%
Excess of interest-earning assets over
   deposits, borrowings and capital
   securities ........................  $   534,377                    $   449,380                    $   347,782
Effective interest rate spread .......                          2.91                           2.91                           2.66
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

Interest-earning asset and interest-bearing liability balances used in the calculations represent annual average balances computed using the average of each month's daily average balance during the years indicated.

                                                  2002 Versus 2001                              2001 Versus 2000
                                                   Changes Due To                                Changes Due To
                                    ---------------------------------------------------------------------------------------------
                                                                Rate/                                          Rate/
(In Thousands)                        Volume       Rate        Volume      Net         Volume       Rate      Volume     Net
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans ...........................  $  23,702   $(188,031)   $ (5,693)  $(170,022)   $ 41,418   $(18,182)   $  (990)  $ 22,246
   Mortgage-backed securities ......      3,301         (70)       (320)      2,911        (147)      (217)        30       (334)
   Investment securities ...........     (1,304)     (7,311)        383      (8,232)      6,393     (3,345)      (939)     2,109
---------------------------------------------------------------------------------------------------------------------------------
     Change in interest income .....     25,699    (195,412)     (5,630)   (175,343)     47,664    (21,744)    (1,899)    24,021
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Transaction accounts:
     Interest-bearing checking (1) .         75        (715)        (26)       (666)        234     (1,591)      (106)    (1,463)
     Money market ..................        516        (844)       (179)       (507)        127       (224)       (11)      (108)
     Regular passbook ..............     59,465      (9,153)    (15,752)     34,560      11,262     (3,240)    (1,310)     6,712
---------------------------------------------------------------------------------------------------------------------------------
       Total transaction accounts        60,056     (10,712)    (15,957)     33,387      11,623     (5,055)    (1,427)     5,141
   Certificates of deposit .........   (107,941)   (146,844)     41,084    (213,701)     57,336    (14,515)    (2,410)    40,411
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits    (47,885)   (157,556)     25,127    (180,314)     68,959    (19,570)    (3,837)    45,552
   Borrowings ......................     10,320     (13,119)     (2,058)     (4,857)    (55,386)   (15,373)     6,133    (64,626)
   Capital securities ..............       --          --          --          --          --         --         --         --
---------------------------------------------------------------------------------------------------------------------------------
     Change in interest expense ....    (37,565)   (170,675)     23,069    (185,171)     13,573    (34,943)     2,296    (19,074)
---------------------------------------------------------------------------------------------------------------------------------
Change in net interest income ......  $  63,264   $ (24,737)   $(28,699)  $   9,828    $ 34,091   $ 13,199    $(4,195)  $ 43,095
=================================================================================================================================

(1)  Included amounts swept into money market deposit accounts.

PROVISION FOR LOAN LOSSES

     Provision for loan losses was $0.9 million in 2002, down from $2.6 million in 2001 and $3.3 million in 2000. The decrease is due primarily to an improvement in asset quality from a year ago.

     For further information, see Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 53.

OTHER INCOME

     Our total other income was $66.7 million in 2002, down from $68.5 million in 2001, but up from $50.6 million in 2000. The decline in our other income in 2002 was primarily due to a larger addition to the valuation allowance for mortgage servicing rights. The addition was reflected within the category of loan servicing loss and was necessary due to the drop in long-term interest rates, which resulted in an increase in the actual and projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. In addition, the decline in long-term interest rates reduced the expected value of associated custodial accounts. The pre-tax addition was $36.6 million, up from $10.6 million during 2001 and $6.1 million during 2000. Excluding the valuation allowances additions, our total other income would have been $103.3 million in 2002, up $24.2 million or

30.5% from the adjusted 2001 level and up $46.7 million or 82.4% from the adjusted 2000 level. This adjusted increase was primarily due to the following:

     o a $23.4 million increase in net gains on sales of loans and mortgage-backed securities;

     o a $6.4 million increase in income from real estate held for investment due to higher gains from sales; and

     o    a $4.1 million increase in deposit related fees.

Those favorable items were partially offset by a $7.3 million decline in loan related fees and a $2.2 million increase in the adjusted loss associated with our loan servicing activity.

     Total other income increased $18.0 million during 2001 due primarily to a $20.4 million increase in loan and deposit related fees and a $20.1 million increase in net gains on sales of loans, mortgage-backed securities and mortgage servicing rights. Those favorable items were partially offset by the absence of a $9.8 million pre-tax gain associated with our sale of the indirect automobile finance subsidiary in 2000, an increase of $7.7 million in loan servicing losses as well as a decline of $4.9 million in income from real estate held for investment. Below is a further discussion of the major other income categories.

LOAN AND DEPOSIT RELATED FEES

     Loan and deposit related fees totaled $47.2 million in 2002, down from $50.5 million in 2001, but up from $30.1 million in 2000. Our current year loan related fees declined $7.3 million from 2001, due to a decline in loan prepayment fees. This decline was partially offset by a $4.1 million or 22.8% increase in our deposit related fees, primarily due to higher fees from our checking accounts.

     The following table presents a breakdown of loan and deposit related fees during the years indicated.

(In Thousands)                               2002      2001      2000
-------------------------------------------------------------------------
Loan related fees:
    Prepayment fees .....................   $15,999   $23,839   $11,195
    Other fees ..........................     9,258     8,764     5,527
Deposit related fees:
    Automated teller machine fees .......     7,328     6,524     5,792
    Other fees ..........................    14,635    11,359     7,575
-------------------------------------------------------------------------
      Total loan and deposit related fees   $47,220   $50,486   $30,089
=========================================================================

REAL ESTATE AND JOINT VENTURES HELD FOR INVESTMENT

     Income from our real estate and joint ventures held for investment totaled $10.3 million in 2002, up from $3.9 million in 2001 and $8.8 million in 2000. The current year increase of $6.4 million over 2001 reflected two factors. First, our net gains from sales increased by $5.9 million to $6.4 million. Of the increase, $4.8 million was related to joint venture projects reported in the category equity in net income from joint ventures. Second, our interest from joint venture advances increased by $0.6 million.

     The table below sets forth the key components comprising our income from real estate and joint venture operations during the years indicated.

(In Thousands)                                                                   2002      2001      2000
-------------------------------------------------------------------------------------------------------------
Rental operations, net of expenses ..........................................   $ 2,102   $ 2,245   $ 2,572
Equity in net income from joint ventures ....................................     5,476       736     3,224
Interest from joint venture advances ........................................     1,024       468       887
Net gains on sales of wholly owned real estate ..............................     1,200       129     2,981
(Provision for) reduction of losses on real estate and joint ventures .......       448       307      (866)
-------------------------------------------------------------------------------------------------------------
    Total income from real estate and joint ventures held for investment, net   $10,250   $ 3,885   $ 8,798
=============================================================================================================

     For additional information, see Financial Condition--Investments in Real Estate and Joint Ventures on page 39, Financial Condition--Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 53 and Note 6 of Notes to Consolidated Financial Statements on page 83.

SECONDARY MARKETING ACTIVITIES

     A loss of $39.6 million was recorded in loan servicing from our portfolio of loans serviced for others during 2002, compared to a loss of $11.4 million in 2001 and $3.6 million in 2000. The higher loss in 2002 primarily reflected a $36.6 million provision to the valuation allowance for mortgage servicing rights, up from $10.6 million in 2001. The current year valuation addition was associated with the decline in the fair value of our mortgage servicing rights due to the drop in long-term interest rates, which resulted in an increase in the actual and projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. Excluding the valuation additions, we incurred a loss of $3.0 million in 2002 in the loan servicing category, compared to a loss of $0.8 million in 2001. When a loan we service for others prepays, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in a reduction of our borrowing costs within net interest income. Most of our loan servicing agreements, however, require us to pay interest to the investor up to the date we remit funds to them. Therefore, when the loan prepays, we remit to the investor more interest than we collect from the borrower. That additional interest cost, which we call pay-off and curtailment interest losses, appears as a reduction to income from servicing activities and totaled $5.1 million in 2002, up from $2.7 million in 2001 and $0.5 million in 2000. At December 31, 2002, we serviced $8.3 billion of loans for others, compared to $5.8 billion at December 31, 2001, and $4.0 billion at December 31, 2000.

     The following table presents a breakdown of the components of our loan servicing loss for the years indicated.

(In Thousands)                          2002        2001       2000
------------------------------------------------------------------------
Income from servicing operations .   $ 11,419    $  9,028    $  8,414
Amortization of MSRs .............    (14,435)     (9,813)     (5,968)
Provision for impairment .........    (36,613)    (10,588)     (6,074)
------------------------------------------------------------------------
    Total loan servicing loss, net   $(39,629)   $(11,373)   $ (3,628)
========================================================================

     Sales of loans and mortgage-backed securities we originated increased in 2002 to a record $6.0 billion from $4.6 billion in 2001 and $1.7 billion in 2000. Net gains associated with these sales totaled $45.6 million in 2002, up from $22.4 million in 2001 and $3.3 million in 2000. Included in the current year was a $6.1 million gain associated with the SFAS 133 impact of valuing derivatives associated with the sale of loans compared to a $6.0 million loss in 2001. Excluding the SFAS 133 gain, a gain of $39.5 million or 0.66% of loans sold was realized, up slightly from 0.62% in 2001. Net gains included the capitalization of mortgage servicing rights of $53.2 million in 2002, $44.4 million in 2001 and $18.5 million in 2000.

     The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the periods indicated.

(In Thousands)                                                            2002         2001         2000
------------------------------------------------------------------------------------------------------------
Mortgage servicing rights ..........................................   $ 53,236     $ 44,391     $ 18,510
All other components excluding SFAS 133 (1) ........................    (13,474)     (15,995)     (15,213)
SFAS 133 (2) .......................................................      6,098       (5,964)        --
------------------------------------------------------------------------------------------------------------
    Total net gains on sales of loans and mortgage-backed securities   $ 45,860     $ 22,432     $  3,297
============================================================================================================
Secondary marketing gain excluding SFAS 133 as percent of
    associated sales ...............................................       0.66%        0.62%        0.20%
============================================================================================================

(1) Included a $0.3 million gain associated with the sale of $1.0 billion of mortgage-backed securities purchased during 2002.
(2)  On January 1, 2001, SFAS 133 was adopted.

     In addition to sales of loans and mortgage-backed securities, we also sold mortgage servicing rights related to $172 million of loans serviced for others during 2002 at an incremental gain of $0.3 million above the carrying value of the associated mortgage servicing rights. This compares to sales of $602 million in 2001 for a gain of $0.9 million.

     For additional information concerning mortgage servicing rights, see Note 10 of Notes to Consolidated Financial Statements on page 89.

OTHER CATEGORY

     The all other category of other income totaled $2.4 million in 2002, up from $1.8 million in 2001 and $2.3 million in 2000.

OPERATING EXPENSE

     Our operating expense totaled $186.7 million in 2002, up from $163.2 million in 2001 and $137.5 million in 2000. The current year increase was due to higher general and administrative expense, which increased by $24.1 million or 14.9%. That increase was primarily due to higher costs associated with an increased number of branch locations and higher loan origination activity.

     The following table presents a breakdown of key components comprising operating expense during the years indicated.

(In Thousands)                                                              2002       2001       2000
---------------------------------------------------------------------------------------------------------
Salaries and related costs ...........................................   $119,514   $ 99,935   $ 82,522
Premises and equipment costs .........................................     30,694     26,016     23,220
Advertising expense ..................................................      4,418      4,410      4,786
SAIF insurance premiums and regulatory assessments ...................      3,078      3,051      2,626
Professional fees ....................................................      1,435      5,452      3,319
Other general and administrative expense .............................     27,505     23,632     19,716
---------------------------------------------------------------------------------------------------------
    Total general and administrative expense .........................    186,644    162,496    136,189
Net operation of real estate acquired in settlement of loans .........         11        239        818
Amortization of excess cost over fair value of branch acquisitions (1)       --          457        462
---------------------------------------------------------------------------------------------------------
    Total operating expense ..........................................   $186,655   $163,192   $137,469
=========================================================================================================

(1) During the fourth quarter of 2002, Downey adopted SFAS 147, which required us to cease the amortization of goodwill as of January 1, 2002 and to subject this asset to annual impairment testing.

PROVISION FOR INCOME TAXES

     Downey's effective tax rate was 42.3% for both 2002 and 2001, and 42.4% in 2000. See Note 1 on page 72 and Note 15 on page 95 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact Downey's effective tax rate.

BUSINESS SEGMENT REPORTING

     The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments--banking and real estate investment. For a description of these business segments and the accounting policies used, see Business on page 1 and Note 1 on page 72 and Note 22 on page 106 of Notes to Consolidated Financial Statements.

     The following table presents by business segment our net income for the years indicated.

(In Thousands)                         2002       2001      2000 (1)
--------------------------------------------------------------------
Banking net income ..............   $106,074   $119,454   $ 94,822
Real estate investment net income      6,219        727      4,429
--------------------------------------------------------------------
      Total net income ..........   $112,293   $120,181   $ 99,251
====================================================================

(1) Banking included a $5.6 million after-tax gain related to the sale of subsidiary.

BANKING

     Net income from our banking operations totaled $106.1 million in 2002, down from $119.5 million in 2001, but up from $94.8 million in 2000. The decrease was primarily due to the following:

     o a $28.3 million higher loss from loan servicing due primarily to higher provisions to the valuation allowance for mortgage servicing rights reflecting the continued decline in market interest rates that increased the actual and expected rate of prepayments on loans we service for others;

     o a $26.3 million increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity; and

     o a $7.3 million decline in loan related fees due to lower prepayment fees.

Those unfavorable items were partially offset by the following:

     o a $23.4 million increase in net gains on sales of loans and mortgage-backed securities due to a record volume of sales and the favorable impact from the SFAS 133 valuation of derivatives associated with the sale of loans;

     o a $9.8 million increase in net interest income due to higher interest-earning assets;

     o    a $4.1 million or increase in deposit related fees; and

     o    a $1.6 million decline in provision for loan losses.

     During 2001, net income from our banking operations increased $30.3 million, excluding the after-tax gain of $5.6 million from the sale of our indirect automobile finance subsidiary during 2000. The adjusted increase was primarily due to a $43.3 million increase in net interest income, a $20.1 million increase in net gains from sales of loans, mortgage-backed securities and mortgage servicing rights, a $19.7 million increase in loan and deposit related fees, and a $0.7 million decline in provision for loan losses. These favorable items were partially offset by a $23.6 million increase in operating expenses and a $7.7 million increase in loan servicing losses.

     The table below sets forth banking operational results and selected financial data for the years indicated.

(In Thousands)                                 2002         2001         2000 (1)
-----------------------------------------------------------------------------------
Net interest income ...................   $   315,353   $   305,573   $   262,232
Provision for loan losses .............           939         2,564         3,251
Other income:
    Gain on sale of subsidiary ........          --            --           9,762
    All other .........................        55,051        63,340        31,644
Operating expense .....................       185,859       159,604       135,996
Net intercompany income ...............           343           369           397
-----------------------------------------------------------------------------------
Income before income taxes ............       183,949       207,114       164,788
Income taxes ..........................        77,875        87,660        69,966
-----------------------------------------------------------------------------------
   Net income .........................   $   106,074   $   119,454   $    94,822
===================================================================================
AT DECEMBER 31,
Assets:
   Loans and mortgage-backed securities   $10,976,942   $10,132,413   $10,084,353
   Other ..............................       995,470       966,942       806,201
-----------------------------------------------------------------------------------
     Total assets .....................    11,972,412    11,099,355    10,890,554
-----------------------------------------------------------------------------------
Equity ................................   $   823,104   $   733,896   $   624,636
===================================================================================

(1)  Included a $5.6 million after-tax gain related to the sale of subsidiary.

REAL ESTATE INVESTMENT

     Net income from our real estate investment operations totaled $6.2 million in 2002, up from $0.7 million in 2001 and $4.4 million in 2000. The increase was primarily attributed to higher gains from sales and lower operating expenses, as 2001 included expense pertaining to litigation matters associated with certain joint venture partners.

     During 2001, net income from our real estate investment operations declined $3.7 million primarily due to lower gains from sales, lower recapture of valuation allowances, and higher operating expenses.

     The table below sets forth real estate investment operational results and selected financial data for the years indicated.

(In Thousands)                                        2002       2001        2000
------------------------------------------------------------------------------------
Net interest income (loss) .....................   $     45   $     (3)   $    243
Other income ...................................     11,631      5,196       9,148
Operating expense ..............................        796      3,588       1,473
Net intercompany expense .......................        343        369         397
------------------------------------------------------------------------------------
Income before income taxes .....................     10,537      1,236       7,521
Income taxes ...................................      4,318        509       3,092
------------------------------------------------------------------------------------
   Net income ..................................   $  6,219   $    727    $  4,429
====================================================================================
AT DECEMBER 31,
Assets:
   Investments in real estate and joint ventures   $ 33,890   $ 38,185    $ 17,641
   Other .......................................     14,174      2,003       3,584
------------------------------------------------------------------------------------
     Total assets ..............................     48,064     40,188      21,225
------------------------------------------------------------------------------------
Equity .........................................   $ 42,325   $ 34,513    $ 17,916
====================================================================================

     For a further discussion regarding income from real estate investment, see Other Income--Real Estate and Joint Ventures Held For Investment on page 29, and for information regarding related assets, see Financial Condition--Investments in Real Estate and Joint Ventures on page 39.

FINANCIAL CONDITION

LOANS AND MORTGAGE-BACKED SECURITIES

     Total loans and mortgage-backed securities, including those we hold for sale, increased $845 million or 8.3% from year-end 2001 to a total of $11.0 billion or 91.6% of assets at December 31, 2002. The increase primarily represents a higher level of single family loans held for investment despite continued high loan prepayments as a result of the low interest rate environment and borrower preference for fixed rate loans. Our prepayment speed during the year was 39%, compared to 37% during 2001 and 18% during 2000.

     Our loan originations, including loans purchased, totaled a record $10.9 billion in 2002, up from $8.2 billion in 2001 and $5.2 billion in 2000. This current year increase primarily reflects record originations of one-to-four unit residential loans of $10.6 billion, of which approximately $4.5 billion or 42% were for portfolio, with the balance for sale in the secondary market. Our origination of subprime loans totaled $520 million in 2002, up from $428 million in 2001.

     The table below presents information regarding interest rates and loan origination costs, net of fees collected on loans originated during the years indicated.

(Dollars in Thousands)                                             2002         2001          2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------------
Average interest rate on new loans ....................           5.43%         6.18%         6.10%         5.92%         6.45%
Total loan origination costs (net of fees) and premiums
    (net of discounts) deferred during the year (1) ...        $ 75,420      $ 36,497      $ 34,797      $ 53,181      $ 30,621
=================================================================================================================================

(1) The increase in 2002 reflects a borrower preference for low out-of-pocket cost loans resulting in both higher loan yields and higher net costs to Downey.

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

     Residential one-to-four unit adjustable rate mortgage originations, including loans purchased, were $4.8 billion during 2002, up from $3.2 billion in 2001 and $3.5 billion in 2000. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 78% of originations during the year compared to 75% during 2001 and 42% during 2000. Refinancing activities increased from $6.0 billion in 2001 to $8.3 billion in 2002, as a lower interest rate environment existed throughout most of the year. During 2002, loan originations for investment consisted primarily of adjustable rate mortgages which provide for negative amortization and are tied to COFI or the 12-month moving average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA"), indexes which lag behind the movement in market interest rates. During 2002, 49% of portfolio originations represented monthly adjusting COFI rate mortgages, 20% represented monthly adjusting MTA rate mortgages, while 29% represented adjustable rate loans where the initial rate is fixed for the first three or five years. At December 31, 2002, $7.3 billion of our one-to-four unit adjustable rate mortgages were subject to negative amortization, of which $112 million represented the amount of negative amortization included in the loan balance. For further information, see Business--Banking Activities--Lending Activities--Residential Real Estate Lending on page 3.

     Our origination of commercial real estate loans, including loans purchased, totaled $1 million in 2002, compared to $7 million in 2001 and $24 million in 2000. Originations of loans secured by multi-family properties, including loans purchased, totaled $3 million in 2002, compared to less than $1 million in both 2001 and 2000.

     During 2002, we originated $124 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $102 million in 2001 and $99 million in 2000. Our origination of land development loans totaled $56 million in 2002, compared to $16 million in 2001 and $17 million in 2000.

     Origination of non-mortgage commercial loans totaled $14 million in 2002, down from $18 million in 2001 and $19 million in 2000. A substantial majority of these originations represented secured loans.

     Origination of automobile loans totaled $1 million in 2002, compared to $5 million in 2001 and $57 million in 2000. The majority of these originations during 2000 represented our indirect lending program that was conducted by Downey Auto Finance Corp., a former subsidiary sold in February 2000, whereby loans to finance the purchase of new or used automobiles were obtained through preapproved automobile dealers. For further information regarding Downey Auto Finance Corp., see Sale of Subsidiary on page 63.

     During 2002, we purchased $1.0 billion of 30-year fixed rate mortgage-backed securities due to a net interest spread of over 3% given the steepness in the yield curve. These securities were sold in the fourth quarter of 2002 due to interest rate volatility and the potential adverse impact market interest rate changes could have on the carrying value of the investment. Approximately $1.0 million was earned on the securities while owned.

     At December 31, 2002, our unfunded loan application pipeline totaled $2.3 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $996 million, of which $790 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines and letters of credit of $102 million and loans in process of $88 million. We believe our current sources of funds will enable us to meet these obligations.

     The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the years indicated.

(In Thousands)                                                    2002         2001         2000        1999          1998
-------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans originated:
   Loans secured by real estate:
     Residential one-to-four units:
      Adjustable .........................................   $ 2,648,302  $ 1,800,777  $ 2,798,592  $ 3,100,154   $   943,736
      Adjustable -  subprime .............................       466,086      423,777      392,794    1,105,384       367,179
      Adjustable -  fixed for 3-5 years ..................       818,417      890,704       33,004        2,656          --
      Adjustable -  fixed for 3-5 years - subprime .......        47,794         --          3,117       77,168         5,107
-------------------------------------------------------------------------------------------------------------------------------
        Total adjustable residential one-to-four units ...     3,980,599    3,115,258    3,227,507    4,285,362     1,316,022
      Fixed ..............................................        40,245       16,443        9,167      262,923       192,436
      Fixed - subprime ...................................          --          4,708         --         12,238         6,020
     Residential five or more units:
      Adjustable .........................................         2,806         --           --            247           875
      Fixed ..............................................          --            125          678         --          13,229
-------------------------------------------------------------------------------------------------------------------------------
        Total residential ................................     4,023,650    3,136,534    3,237,352    4,560,770     1,528,582
     Commercial real estate ..............................         1,157          133       23,720       10,063        10,363
     Construction ........................................       124,168      101,716       98,330      149,143       111,534
     Land ................................................        56,362       16,242       16,530       56,851        48,357
   Non-mortgage:
     Commercial ..........................................        13,671       17,581       18,504       24,948         6,376
     Automobile ..........................................           855        4,825       56,576      233,948       175,193
     Other consumer ......................................        70,388       32,953       38,136       54,489        28,274
-------------------------------------------------------------------------------------------------------------------------------
      Total loans originated .............................     4,290,251    3,309,984    3,489,148    5,090,212     1,908,679
Real estate loans purchased:
   One-to-four units .....................................       460,263       88,057        9,178       36,317         4,343
   One-to-four units - subprime ..........................         6,439         --          8,595       12,912         1,833
   Other (1) .............................................          --          6,923        1,055          440         1,287
-------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans purchased ...................       466,702       94,980       18,828       49,669         7,463
-------------------------------------------------------------------------------------------------------------------------------
       Total loans originated and purchased ..............     4,756,953    3,404,964    3,507,976    5,139,881     1,916,142
Loan repayments ..........................................    (3,911,209)  (3,715,163)  (1,981,802)  (1,823,585)   (1,855,157)
Other net changes (2) ....................................       (37,515)       2,029     (291,935)     (36,794)      (34,145)
-------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in loans held for investment ..       808,229     (308,170)   1,234,239    3,279,502        26,840
-------------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO
Residential one-to-four units:
   Originated whole loans ................................     6,155,727    4,818,301    1,641,099    2,028,402     2,162,583
   Originated whole loans - subprime .....................          --           --         87,174       13,872          --
   Loans purchased .......................................        16,845        5,637          947         --            --
   Loans transferred from (to) the investment portfolio ..        (2,928)      (7,454)      54,993       42,570        (3,056)
   Originated whole loans sold ...........................      (919,211)    (737,773)    (687,512)    (999,594)   (1,130,303)
   Loans exchanged for mortgage-backed securities ........    (5,104,433)  (3,816,171)    (970,319)  (1,387,364)     (608,831)
   Other net changes .....................................        (5,386)      (4,762)     (10,815)      (9,263)       (8,111)
   Capitalized basis adjustment (3) ......................        12,414      (10,326)        --           --            --
-------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale ......       153,028      247,452      115,567     (311,377)       412,282
-------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities, net:
   Received in exchange for loans ........................     5,104,433    3,816,171      970,319    1,387,364        608,831
   Sold ..................................................    (6,184,650)  (3,816,171)    (975,088)  (1,387,364)      (610,113)
   Purchased .............................................     1,014,098      115,597         --           --             --
   Repayments ............................................       (51,956)      (6,523)      (7,031)      (9,936)       (15,129)
   Other net changes .....................................         1,347         (296)         284         (491)          (742)
-------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in mortgage-backed securities
      available for sale .................................      (116,728)     108,778      (11,516)     (10,427)       (17,153)
-------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loans held for sale and
      mortgage-backed securities available for sale ......        36,300      356,230      104,051     (321,804)       395,129
-------------------------------------------------------------------------------------------------------------------------------
     Total net increase in loans
      and mortgage-backed securities .....................   $   844,529  $    48,060  $ 1,338,290  $ 2,957,698   $    421,969
===============================================================================================================================

(1) Primarily five or more unit residential loans except for $6.7 million of commercial real estate loans in 2001, $1.1 million of construction loans in 2000 and $0.6 million of commercial real estate loans in 1998.
(2) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization). Also included in 2000 was $367 million of net automobile loans sold as part of the sale of subsidiary.
(3) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

     The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated. At December 31, 2002, approximately 95% of our real estate loans were secured by real estate located in California, principally in Los Angeles, Santa Clara, Orange, San Diego and Alameda counties.

                                                                                    December 31,
                                                        --------------------------------------------------------------------
(In Thousands)                                               2002          2001         2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------
INVESTMENT PORTFOLIO
Loans secured by real estate:
     Residential one-to-four units:
        Adjustable ..................................    $ 6,739,243   $ 6,365,149   $ 7,098,689   $5,554,332   $3,614,053
        Adjustable - subprime .......................      1,297,280     1,424,656     1,633,917    1,532,780      574,720
        Adjustable - fixed for 3-5 years ............      1,697,953       999,528       101,711       90,551      107,675
        Adjustable - fixed for 3-5 years - subprime .         81,421        66,760        92,609       87,844        5,512
        Fixed .......................................        210,001       334,384       454,838      510,516      325,454
        Fixed - subprime ............................          7,412        15,303        17,388       18,777        8,719
----------------------------------------------------------------------------------------------------------------------------
         Total residential one-to-four units ........     10,033,310     9,205,780     9,399,152    7,794,800    4,636,133
     Residential five or more units:
        Adjustable ..................................          6,964         6,055        14,203       15,889       18,617
        Fixed .......................................          3,676         5,124         5,257        5,166       21,412
     Commercial real estate:
        Adjustable ..................................         40,373        40,900        37,374       37,419       39,360
        Fixed .......................................         31,042        71,609       127,230      110,908      101,430
     Construction ...................................        103,547        84,942       118,165      176,487      127,761
     Land ...........................................         53,538        22,028        26,880       67,631       44,859
Non-mortgage:
     Commercial .....................................         15,021        22,017        21,721       26,667       28,293
     Automobile (1) .................................         11,641        24,529        39,614      399,789      357,988
     Other consumer .................................         56,782        50,908        60,653       49,344       41,894
----------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment .............     10,355,894     9,533,892     9,850,249    8,684,100    5,417,747
Increase (decrease) for:
     Undisbursed loan funds .........................        (95,002)      (61,280)      (72,328)    (125,159)    (108,414)
     Net deferred costs and premiums ................         96,744        77,916        79,109       67,740       31,021
     Allowance for losses ...........................        (34,999)      (36,120)      (34,452)     (38,342)     (31,517)
----------------------------------------------------------------------------------------------------------------------------
        Total loans held for investment, net ........     10,322,637     9,514,408     9,822,578    8,588,339    5,308,837
----------------------------------------------------------------------------------------------------------------------------
SALE PORTFOLIO, NET
Loans held for sale:
     Residential one-to-four units ..................        649,964       509,350       251,572      136,005      447,382
     Capitalized basis adjustment (2) ...............          2,088       (10,326)         --           --           --
----------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale ...................        652,052       499,024       251,572      136,005      447,382
Mortgage-backed securities available for sale:
     Adjustable .....................................          2,253       101,562         6,050        7,700       10,996
     Fixed ..........................................           --          17,419         4,153       14,019       21,150
----------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities
           available for sale .......................          2,253       118,981        10,203       21,719       32,146
----------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale and mortgage-backed
           securities available for sale ............        654,305       618,005       261,775      157,724      479,528
----------------------------------------------------------------------------------------------------------------------------
        Total loans and mortgage-backed securities ..    $10,976,942   $10,132,413   $10,084,353   $8,746,063   $5,788,365
============================================================================================================================

(1)  The decline during 2000 primarily reflected the sale of subsidiary.
(2) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

     We carry loans for sale at the lower of cost or fair value. At December 31, 2002, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

     At December 31, 2002, our residential one-to-four units subprime portfolio consisted of approximately 87% "A-" credit, 11% "B" credit and 2% "C" credit loans. At year end, the average loan-to-value ratio at origination for these loans was approximately 75%.

     We carry mortgage-backed securities available for sale at fair value which, at December 31, 2002, reflected an unrealized gain of less than $0.1 million. The 2002 year-end unrealized gain, less the associated tax effect, is reflected within a separate component of other comprehensive income (loss) until realized.

     The table below sets forth the scheduled contractual maturities of our loan and mortgage-backed securities portfolio at December 31, 2002.

                                     Within      1-2        2-3        3-5        5-10        10-15       Beyond
(In Thousands)                       1 Year     Years      Years      Years      Years        Years      15 Years      Total
---------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units:
        Adjustable by index: (1)
           COFI ...............    $ 81,793   $ 86,708   $ 91,918   $200,736  $  617,374   $  826,513   $4,881,828   $ 6,786,870
           MTA ................      15,479     16,223     17,004     36,500     107,766      136,299      756,824     1,086,095
           6-Month LIBOR ......      16,457     17,485     18,578     40,710     126,229      170,909      912,560     1,302,928
           Other, primarily CMT      10,137     10,741     11,382     24,842      76,295      101,938      451,481       686,816
        Fixed (1) .............      13,620     14,514     15,471     34,061     121,893      144,623      478,471       822,653
      Five or more units:
        Adjustable ............         199        213      2,956        440       1,377        1,779         --           6,964
        Fixed .................         152        158        166        931       1,027        1,219           23         3,676
      Commercial real estate:
        Adjustable ............       1,220      1,308      1,401      3,112      33,332         --           --          40,373
        Fixed .................       1,209      1,311      5,173      3,895      19,454         --           --          31,042
      Construction ............     103,547       --         --         --          --           --           --         103,547
      Land ....................      31,069     21,954         93        213         209         --           --          53,538
Non-mortgage:
    Commercial ................      13,231        155        166        365       1,104         --           --          15,021
    Automobile ................       4,780      5,242        678        941           -         --           --          11,641
    Other consumer (2) ........       2,920      3,151      3,399      2,724      44,588         --           --          56,782
---------------------------------------------------------------------------------------------------------------------------------
      Total loans                   295,813    179,163    168,385    349,470   1,150,648    1,383,280    7,481,187    11,007,946
Mortgage-backed securities, net          83         85         88        187         532          640          638         2,253
---------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-
      backed securities .......    $295,896   $179,248   $168,473   $349,657  $1,151,180   $1,383,920   $7,481,825   $11,010,199
=================================================================================================================================

(1)  Included loans held for sale.
(2) Included home equity line of credit loans, which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

     At December 31, 2002, the maximum amount the Bank could have loaned to any one borrower, and related entities, under regulatory limits was $135 million, or $225 million for loans secured by readily marketable collateral, compared to $128 million or $214 million for loans secured by readily marketable collateral at year-end 2001. We do not expect that these regulatory limitations will adversely impact our proposed lending activities during 2003.

INVESTMENT SECURITIES

     The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                             December 31,
                                                        -------------------------------------------------------
(In Thousands)                                             2002       2001       2000       1999       1998
---------------------------------------------------------------------------------------------------------------
Federal funds ........................................   $  2,555   $ 37,001   $ 19,601   $      1   $ 33,751
U.S. Treasury and agency securities available for sale    457,797    356,910    284,102    171,823    116,061
Corporate bonds available for sale ...................       --       45,445     21,513       --         --
Municipal bonds held to maturity .....................      6,216      6,388      6,550      6,728      6,764
---------------------------------------------------------------------------------------------------------------
    Total investment securities ......................   $466,568   $445,744   $331,766   $178,552   $156,576
===============================================================================================================

     The following table sets forth the maturities of our investment securities and the weighted average yield of those securities at December 31, 2002.

                                                                   After 1 Year
                                             1 Year or Less      Through 5 Years       After 5 Years            Total
                                         ------------------------------------------------------------------------------------
                                                     Weighted             Weighted           Weighted             Weighted
                                                      Average              Average             Average              Average
  (Dollars in Thousands)                    Amount     Yield     Amount     Yield    Amount     Yield     Amount     Yield
-----------------------------------------------------------------------------------------------------------------------------
Federal funds ......................         $2,555    0.75%   $   --      --  %    $ --         --  %    $  2,555   0.75%
U.S. Treasury and agency securities
    available for sale .............           --      --       456,790    3.08      1,007 (2)   2.40      457,797   3.08
Municipal bonds held to maturity (1)           --      --          --      --        6,216       3.68        6,216   3.68
-----------------------------------------------------------------------------------------------------------------------------
      Total ........................         $2,555    0.75%   $456,790    3.08%    $7,223       3.50%    $466,568   3.07%
=============================================================================================================================

(1)  Yield on a fully tax-equivalent basis is 6.39%.
(2)  These securities were called on January 22, 2003.

INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping centers and residential developments, most of which are located in California. For additional information regarding these real estate investments, see Note 6 of Notes to the Consolidated Financial Statements on page 83. We have substantially completed and leased most of the neighborhood shopping center projects--with a weighted average occupancy rate of 80% at December 31, 2002. At December 31, 2002, the Bank had loan commitments of $38 million to the joint ventures, of which $21 million were outstanding.

     DSL Service Company is entitled to interest on its equity invested in its joint venture projects on a priority basis after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. DSL Service Company has obtained guarantees from the principals of the developer partners. Partnership equity or deficit accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations.

     As of December 31, 2002, DSL Service Company was involved with two joint venture partners. One of these partners was the operator of two residential housing development projects, and the other partnership involves vacant land that was sold, but the partnership remains until a receivable related to that sale is collected. DSL Service Company had seven wholly owned retail neighborhood shopping centers located in California and Arizona.

     Our investment in real estate and joint ventures amounted to $34 million at December 31, 2002, compared to $38 million at December 31, 2001 and $18 million at December 31, 2000. During 2002, we sold wholly owned projects with a carrying value of $22 million. That decline was partially offset by a $17 million investment in a residential joint venture and a $1 million investment in a shopping center development. During 2001, our investment increased by $20 million due primarily to a $16 million settlement of litigation with former joint venture partners wherein we became the sole owner of two shopping centers.

     The following table sets forth the condensed balance sheets of DSL Service Company's joint ventures by property type at December 31, 2002, on a historical cost basis. For further information regarding the establishment of loss allowances, see Problem Loans and Real Estate--Allowance for Losses on Loans and Real Estate on page 53. It is possible that certain of our real estate joint venture partnerships may require consolidation as a result of applying the provisions of Financial Accounting Standards Board Interpretation 46. For further information regarding this interpretation, see Current Accounting Issues on page 62. For further information on our real estate joint venture partnerships,  see  Note  6 on  page  83  of  Notes  to  Consolidated  Financial
Statements.

                                                                              Note
                                                                           Receivable-
 (Dollars in Thousands)                                     Residential     Sold Land      Total
---------------------------------------------------------------------------------------------------
ASSETS
Cash .......................................................   $ 4,060     $    11        $ 4,071
Projects under development .................................    44,170        --           44,170
Other assets ...............................................       214         360            574
---------------------------------------------------------------------------------------------------
                                                               $48,444     $   371        $48,815
===================================================================================================
LIABILITIES AND EQUITY
Liabilities:
    Notes payable to the Bank ..............................   $20,742     $  --          $20,742
    Other ..................................................     9,836         145          9,981
Equity:
    DSL Service Company (1) ................................    16,703         125         16,828
    Allowance for losses recorded by DSL Service Company (2)      --          --             --
    Other partners (2) .....................................     1,163         101          1,264
---------------------------------------------------------------------------------------------------
       Net equity ..........................................    17,866         226         18,092
---------------------------------------------------------------------------------------------------
                                                               $48,444     $   371        $48,815
===================================================================================================
Number of joint venture projects ...........................         2           1              3
===================================================================================================

(1) We included in these amounts interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(2) The aggregate other partners' equity of $1 million represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of the joint venture real estate assets to the secured notes payable to the Bank and others and DSL Service Company's equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, we make a provision to create a valuation allowance. No valuation allowance was required at December 31, 2002.

     The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2002.

                                                               Retail
                                                            Neighborhood
(Dollars in Thousands)                      Residential   Shopping Centers      Land       Total
----------------------------------------------------------------------------------------------------
Investment in wholly owned projects .......   $   --         $ 16,828  (1)   $    291    $ 17,119
Investment in Affordable Housing Funds ....        851           --              --           851
Allowance for losses ......................       --             (805)           (103)       (908)
----------------------------------------------------------------------------------------------------
     Net investment in real estate projects   $    851       $ 16,023        $    188    $ 17,062
====================================================================================================
Number of projects ........................          1              7               3          11
====================================================================================================

(1) Included five free-standing stores that are part of neighborhood shopping centers totaling less than $1 million, which we counted as one project.

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

DEPOSITS

     Our deposits increased $619 million or 7.2% in 2002 and totaled a year-end record of $9.2 billion at December 31, 2002. Compared to the year-ago period, our lower-rate transaction accounts--i.e., checking, money market and regular passbook--increased $1.6 billion or 56.2%, which was partially offset by a decrease in our certificates of deposit of $1.0 billion or 18.0%. As depositors seemed more interested in liquidity given the relatively low level of interest rates, they moved monies from certificates of deposit to transaction accounts, primarily regular passbook accounts. When interest rates begin to rise, we expect the reverse to occur. Of the total increase in our deposits, $227 million was associated with 25 in-store branches and 3 traditional branches we opened during 2002. At December 31, 2002, the average deposit size of our traditional branches was $105 million, while the average size of our in-store branches was $18 million, or $22 million excluding the 25 new in-store branches opened within the past 12 months.

     The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

                                                              December 31,
                                     --------------------------------------------------------------
                                              2002                2001                2000
                                     --------------------------------------------------------------
                                      Weighted            Weighted            Weighted
                                       Average             Average             Average
(Dollars in Thousands)                  Rate     Amount     Rate     Amount     Rate      Amount
---------------------------------------------------------------------------------------------------
Transaction accounts:
   Non-interest-bearing checking .      -- %   $  388,376   -- %   $  263,165   -- %   $  244,311
   Interest-bearing checking (1) .      0.25      422,417   0.35      423,776   0.78      395,640
   Money market ..................      1.37      120,105   2.01      108,747   2.88       89,408
   Regular passbook ..............      1.70    3,639,798   2.46    2,131,048   3.41      754,127
---------------------------------------------------------------------------------------------------
     Total transaction accounts ..      1.41    4,570,696   1.92    2,926,736   2.12    1,483,486
Certificates of deposit:
   Less than 2.00% ...............      1.57      919,864   1.94       99,654   1.51        1,366
   2.00-2.49 .....................      2.28      401,657   2.30      556,075   2.01          406
   2.50-2.99 .....................      2.79      528,557   2.74      315,125   2.63        4,585
   3.00-3.49 .....................      3.38    1,188,078   3.20      458,511   3.45           25
   3.50-3.99 .....................      3.89      700,250   3.84      532,634   3.97          384
   4.00-4.49 .....................      4.25      374,424   4.22      892,517   4.19       26,916
   4.50-4.99 .....................      4.80      473,399   4.76      555,885   4.82       80,844
   5.00 and greater ..............      5.63       81,425   5.94    2,282,429   6.36    6,484,677
---------------------------------------------------------------------------------------------------
     Total certificates of deposit      3.19    4,667,654   4.54    5,692,830   6.33    6,599,203
---------------------------------------------------------------------------------------------------
       Total deposits ............      2.31%  $9,238,350   3.65%  $8,619,566   5.56%  $8,082,689
===================================================================================================

(1)  Included amounts swept into money market deposit accounts.

     The following table shows at December 31, 2002 our certificates of deposit maturities by interest rate category.

                               Less
                               Than       2.50% -     3.00% -     3.50% -     4.00% -       5.00%                    Percent
(Dollars in Thousands)        2.50%        2.99%       3.49%       3.99%       4.99%     and Greater    Total (1)    of Total
-------------------------------------------------------------------------------------------------------------------------------
Within 3 months ..........  $  481,561    $163,783   $  564,433   $165,296   $ 16,459     $30,310    $1,421,842      30.46%
3 to 6 months ............     292,336     258,177      135,748    291,760     17,776       5,737     1,001,534      21.46
6 to 12 months ...........     442,977      68,844      281,233    139,917    168,719       9,108     1,110,798      23.80
12 to 24 months ..........     104,057      33,554      161,085     55,026     17,428       6,740       377,890       8.09
24 to 36 months ..........         580       3,426       30,472     26,885    174,822      13,895       250,080       5.36
36 to 60 months ..........          10         773       15,107     21,366    452,619      15,635       505,510      10.83
Over 60 months ...........        --          --           --         --         --          --            --          --
-------------------------------------------------------------------------------------------------------------------------------
    Total ................  $1,321,521    $528,557   $1,188,078   $700,250   $847,823     $81,425    $4,667,654     100.00%
===============================================================================================================================

(1) Includes jumbo ($100,000 and over) certificates of deposit of $511 million with maturities of 3 months or less, $331 million with maturities of 3 to 6 months, $362 million with maturities of 6 to 12 months and $392 million with a remaining term of over 12 months.

BORROWINGS

     At December 31, 2002, borrowings totaled $1.6 billion, up from $1.5 billion at year-end 2001, but down from $2.0 billion at year-end 2000. The increase during 2002 occurred in advances from the FHLB.

     The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

                                                                                December 31,
                                                    -----------------------------------------------------------------
(Dollars in Thousands)                                   2002         2001          2000         1999        1998
---------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances ...................  $1,624,084   $1,522,705    $1,978,348   $2,122,407     $695,012
Real estate notes .................................        --              7           224          373       8,708
---------------------------------------------------------------------------------------------------------------------
      Total borrowings ............................  $1,624,084   $1,522,712    $1,978,572   $2,122,780     $703,720
=====================================================================================================================
Weighted average rate on borrowings during the year       4.32%        5.40%         6.16%        5.46%       6.07%
Total borrowings as a percentage of total assets ..      13.56        13.71         18.16        22.56       11.22
=====================================================================================================================

     The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)                                                         2002          2001         2000
-------------------------------------------------------------------------------------------------------------------
FHLB advances with original maturities less than one year:
    Balance at end of year .............................................   $  341,234    $  671,300    $1,475,000
    Average balance outstanding during the year ........................      218,404       581,868     1,601,732
    Maximum amount outstanding at any month-end during the year ........      497,081     1,260,000     1,942,000
    Weighted average interest rate during the year .....................        2.12%         5.63%         6.38%
    Weighted average interest rate at end of year ......................        1.38          2.16          6.55
Securities sold under agreement to repurchase:
    Balance at end of year .............................................   $     --      $     --        $   --
    Average balance outstanding during the year ........................        7,494          --             753
    Maximum amount outstanding at any month-end during the year ........      182,358          --          39,250
    Weighted average interest rate during the year .....................        1.86%          -- %         6.10%
    Weighted average interest rate at end of year ......................         --            --            --
Total short-term borrowings:
    Total average short-term borrowings outstanding during the year ....   $  225,898    $  581,868    $1,602,485
    Total weighted average rate on short-term borrowings during the year        2.11%         5.63%         6.38%
===================================================================================================================

     At year-end 2002, total intermediate and long-term advances totaled $1.3 billion, up from $851 million at December 31, 2001. The weighted average rate on our intermediate and long-term FHLB advances at year-end 2002 was 4.54%.

     The following table sets forth the associated maturities at December 31, 2002.

(In Thousands)
-----------------------------------------------------------------
2003 ..............................................   $   72,700
2004 ..............................................      194,100
2005 ..............................................      415,750
2006 ..............................................       76,300
2007 ..............................................       65,000
Thereafter ........................................      459,000
-----------------------------------------------------------------
     Total intermediate and long-term FHLB advances   $1,282,850
=================================================================

CAPITAL SECURITIES

     On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense on our capital securities, including the amortization of deferred issuance costs, was $12.2 million for 2002. For further information regarding our capital securities, see Note 16 on page 96 of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

     We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which there is less than 20% ownership, we generally carry them at cost. In the course of our business, we participate as a partner in real estate joint venture relationships through our wholly-owned subsidiary, DSL Service Company. It is possible that certain of our real estate joint venture partnerships may require consolidation as a result of applying the provisions of the recently issued Financial Accounting Standards Board Interpretation 46. The expected financial impact of this interpretation is deemed to be immaterial. For further information regarding this interpretation, see Current Accounting Issues on page 62. For further information regarding our real estate joint venture partnerships, see Note 6 of Notes to the Consolidated Financial Statements on page 83.

     We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instrument are recorded on-balance sheet. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 44, Capital Resources and Liquidity--Contractual Obligations and Other Commitments on page 60 and Note 20 of Notes to the Consolidated Financial Statements on page 101.

     We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, commitments to purchase loans and mortgage-backed securities for our portfolio, letters of credit, lines of credit and loans in process. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 44, Capital Resources and Liquidity--Contractual Obligations and Other Commitments on page 60 and Note 20 of Notes to the Consolidated Financial Statements on page 101.

     We use the same credit policies in making commitments to originate loans, lines of credit and letters of credit as we do for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. Downey controls the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures.

     We do not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.

TRANSACTIONS WITH RELATED PARTIES

     There are no related party transactions required to be disclosed in accordance with FASB Statement No. 57, Related Party Disclosures. Loans to our executive officers and directors were made in the ordinary course of business and were made on substantially the same terms as comparable transactions.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis--generally more rapidly--than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI and MTA.

     In addition to the market risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. We generally do not enter into hedging contracts for speculative purposes.

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

     One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2002, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"--provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

                                                                                  December 31, 2002
                                                   ------------------------------------------------------------------------------
                                                        Within       7 - 12        1 - 5        6 - 10      Over        Total
(Dollars in Thousands)                                 6 Months      Months        Years        Years     10 Years     Balance
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Investment securities and FHLB stock .........(1) $  292,464  $  286,310  $    5,290   $      67  $     --      $   584,131
    Loans and mortgage-backed securities: ........(2)
     Loans secured by real estate:
       Residential:
         Adjustable ..............................     8,286,115     281,198   1,368,315        --          --        9,935,628
         Fixed ...................................       659,182      38,477     113,702      15,234       2,270        828,865
       Commercial real estate ....................        35,676       4,008       7,696      19,300       2,230         68,910
       Construction ..............................        43,980        --          --          --          --           43,980
       Land ......................................        22,273           7          52         613        --           22,945
     Non-mortgage loans:
       Commercial ................................         7,063        --          --          --          --            7,063
       Consumer ..................................        58,784       2,673       5,841        --          --           67,298
     Mortgage-backed securities ..................         2,253        --          --          --          --            2,253
---------------------------------------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed securities ...     9,115,326     326,363   1,495,606      35,147       4,500     10,976,942
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...............    $9,407,790  $  612,673  $1,500,896   $  35,214   $   4,500    $11,561,073
=================================================================================================================================
Transaction accounts:
    Non-interest-bearing checking ................    $  388,376  $     --    $     --     $    --     $    --      $   388,376
    Interest-bearing checking ....................(3)    422,417        --          --          --          --          422,417
    Money market .................................(4)    120,105        --          --          --          --          120,105
    Regular passbook .............................(4)  3,639,798        --          --          --          --        3,639,798
---------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ..................     4,570,696        --          --          --          --        4,570,696
Certificates of deposit ..........................(1)  2,423,376   1,110,798   1,133,480        --          --        4,667,654
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits ...............................     6,994,072   1,110,798   1,133,480        --          --        9,238,350
Borrowings .......................................       401,234      12,700     751,150     459,000        --        1,624,084
Capital securities ...............................          --          --          --          --       120,000        120,000
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits, borrowings and
     capital securities ..........................    $7,395,306  $1,123,498  $1,884,630   $ 459,000  $  120,000    $10,982,434
=================================================================================================================================
Excess (shortfall) of interest-earning assets over
    deposits, borrowings and capital securities ..    $2,012,484  $ (510,825) $ (383,734)  $(423,786) $ (115,500)   $   578,639
Cumulative gap ...................................     2,012,484   1,501,659   1,117,925     694,139     578,639
Cumulative gap - as a % of total assets:
    December 31, 2002 ............................        16.80%      12.54%       9.33%       5.80%       4.83%
    December 31, 2001 ............................        12.01        4.76        7.91        4.71        3.86
    December 31, 2000 ............................        28.66        7.13        5.94        3.13        3.13
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

     Our six-month gap at December 31, 2002 was a positive 16.80%. This means that more interest-earning assets mature or reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 12.01% at December 31, 2001 and 28.66% at December 31, 2000. We originated and purchased approximately $4.7 billion during 2002 and $3.4 billion during both 2001 and 2000 of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less. These loans represented approximately 99% during both 2002 and 2001, and 97% during 2000 of all loans and mortgage-backed securities originated and purchased for investment during these periods.

     At December 31, 2002, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 99% at December 31, 2001 and 98% at December 31, 2000. At December 31, 2002, loans held for investment and mortgage-backed securities with adjustable interest rates represented 92% of those portfolios. During 2003, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We primarily originate fixed rate loans for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgages. However, we may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet required yield and other approved guidelines. For further information, see Business--Banking Activities--Lending Activities--Secondary Marketing and Loan Servicing Activities on page 5.

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

     In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, are calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once the base case has been estimated, we make calculations for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2002 and 2001. Since we base these estimates upon numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

                                                         2002                                  2001
                                         ----------------------------------------------------------------------
                                                  Percentage Change in                  Percentage Change in
                                         ------------------------------------------------------------------------
Change in Interest Rates                   Net Interest      Net Portfolio       Net Interest      Net Portfolio
       (In Basis Points)                    Income(1)          Value (2)          Income (1)         Value (2)
-----------------------------------------------------------------------------------------------------------------
             +200 ......................     (4.8)%              21.0%             (11.3)%             6.0%
             +100 ......................     (2.4)               10.7               (5.9)              4.6
             (100) .....................      1.6               (13.4)               4.9              (5.4)
             (200) .....................(3)   N/A                 N/A                8.8              (5.2)
=================================================================================================================

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.
(3) The change in interest rates for 2002 is not applicable due to the low level of interest rates at December 31, 2002.

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2002. This data differs from that in the gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. Our assets and liabilities that do not have a stated maturity date, such as certain deposits, are considered to be long term in nature and are reported in the "thereafter" column. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations, and historically, the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various fixed-rate and variable-rate assets and liabilities presented are based on the actual rates that existed at December 31, 2002. The fair value of our financial instruments is determined as follows:

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

                                                            Expected Maturity Date at December 31, 2002 (1)
                                  --------------------------------------------------------------------------------------------------
                                                                                                               Total         Fair
(Dollars in Thousands)                  2003        2004        2005         2006       2007     Thereafter   Balance        Value
------------------------------------------------------------------------------------------------------------------------------------
Investment securities
   and FHLB stock ................  $  572,625  $     --    $    5,290  $     --     $  --      $    6,216  $   584,131  $   584,117
   Average interest rate .........       3.52%        -- %       2.59%        -- %      --  %        3.68%        3.51%
Loans held for sale (2) ..........     652,052        --          --          --        --            --        652,052      668,336
   Average interest rate .........       5.88%        -- %        -- %        -- %      --  %         -- %        5.88%
Mortgage-backed securities
   available for sale ............         310         278         266         290        275          834        2,253        2,253
   Average interest rate .........       3.66%       3.66%       3.66%       3.68%      3.72%        3.75%        3.70%
Loans held for investment:
   Loans secured by real estate:
     Residential:
      Adjustable .................   2,314,864   1,491,518   1,201,246     962,894    773,238    3,145,056    9,888,816   10,040,990
        Average interest rate ....       5.70%       5.69%       5.67%       5.65%      5.63%        5.61%        5.66%
      Fixed ......................      89,436      53,075      31,501      18,710     11,720       19,183      223,625      227,344
        Average interest rate ....       7.55%       7.48%       7.38%       7.21%      6.96%        6.76%        7.38%
     Other .......................      48,208       4,190      25,171       3,887      3,963       50,416      135,835      143,978
      Average interest rate ......       7.52%       7.60%       7.73%       7.93%      7.95%        7.96%        7.75%
   Non-mortgage:
     Commercial ..................       5,418         142         153         163        173        1,014        7,063        7,780
      Average interest rate ......       5.84%       6.28%       6.28%       6.28%      6.28%        6.28%        5.94%
     Consumer ....................       5,701       4,142       1,607      55,848       --           --         67,298       68,882
      Average interest rate ......       6.48%       6.25%       6.09%       6.05%       -- %         -- %        6.10%
Interest-bearing advances to
   joint ventures ................      17,734        --          --          --         --           --         17,734       17,734
   Average interest rate .........      10.00%        -- %        -- %        -- %       -- %         -- %       10.00%
Expected rate lock commitments (3)       5,386        --          --          --         --           --          5,386       17,423
MSR's and loan servicing .........      14,114      11,494       8,559       6,220      4,546       12,796       57,729       58,168
   portfolio (4)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive assets ..  $3,725,848  $1,564,839  $1,273,793  $1,048,012   $793,915   $3,235,515  $11,641,922  $11,837,005
====================================================================================================================================
Transaction accounts:
   Non-interest-bearing checking .  $   70,936  $   57,980  $   47,390  $   38,734   $ 31,659   $  141,677  $   388,376  $   388,376
   Interest-bearing checking (5) .      77,154      63,062      51,544      42,129     34,434      154,094      422,417      422,417
   Money market ..................      21,937      17,930      14,655      11,979      9,791       43,813      120,105      120,105
   Regular passbook ..............     664,801     543,377     444,130     363,011    296,707    1,327,772    3,639,798    3,639,798
------------------------------------------------------------------------------------------------------------------------------------
     Total transaction accounts ..     834,828     682,349     557,719     455,853    372,591    1,667,356    4,570,696    4,570,696
      Average interest rate ......       1.41%       1.41%       1.41%       1.41%      1.41%        1.41%        1.41%
Certificates of deposit ..........   3,534,174     377,890     250,080     134,257    371,253         --      4,667,654    4,705,950
   Average interest rate .........       2.92%       3.04%       4.18%       4.72%      4.68%         -- %        3.19%
Undesignated loan forward sale
   and purchase contracts, net ...       4,173        --          --          --         --           --          4,173        4,173
Designated forward sale contracts        7,711        --          --          --         --           --          7,711        7,711
Borrowings .......................     413,934     194,100     415,750      76,300     65,000      459,000    1,624,084    1,681,488
   Average interest rate .........       1.92%       4.17%       3.75%       4.72%      5.01%        5.33%        3.88%
Capital securities ...............        --          --          --          --         --        120,000      120,000      128,640
   Average interest rate .........        -- %        -- %        -- %        -- %       -- %       10.00%       10.00%
------------------------------------------------------------------------------------------------------------------------------------
Total deposits, borrowings and
   capital securities ............  $4,794,820  $1,254,339  $1,223,549  $  666,410   $808,844   $2,246,356  $10,994,318  $11,098,658
====================================================================================================================================

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. We use a number of assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on our historical experience. Our average projected constant prepayment rate ("CPR") is 48.8% on our fixed-rate and 29.3% on our adjustable rate mortgage portfolio for interest-earning assets, excluding investment securities which are not subject to prepayment except for call provisions, if any. For deposits, in accordance with standard industry practice and our own historical experience, we have applied "decay factors," used to estimate deposit runoff, of 20.0% per year. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.
(2) Included capitalized basis adjustment reflecting the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
(3) At December 31, 2002, the estimated fair value included mortgage servicing rights totaling $6.9 million not to be recognized in the financial statements until the expected loans are sold.
(4) The estimated fair value included mortgage servicing rights acquired prior to January 1, 1996 when Downey began capitalizing the asset.
(5)  Included amounts swept into money market deposit accounts.

     For further information regarding the sensitivity of our mortgage servicing rights to changes in interest rates, see Note 10 of Notes to Consolidated Financial Statements on page 89. For further information regarding commitments, contingencies and hedging activities, see Note 20 of Notes to Consolidated Financial Statements on page 101.

     The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

                                                              December 31,
                                            ---------------------------------------------
                                               2002     2001     2000     1999     1998
-----------------------------------------------------------------------------------------
Weighted average yield:
    Loans and mortgage-backed securities       5.83%    7.15%    8.45%    7.67%   7.72%
    Federal Home Loan Bank stock .......       5.24     5.31     5.52     5.60    5.44
    Investment securities ..............       3.07     3.54     6.45     6.12    5.40
-----------------------------------------------------------------------------------------
      Interest-earning assets yield ....       5.72     6.98     8.36     7.62    7.65
-----------------------------------------------------------------------------------------
Weighted average cost:
    Deposits ...........................       2.31     3.65     5.56     4.72    4.53
    Borrowings:
      Federal Home Loan Bank advances ..       3.88     3.73     6.26     5.77    5.47
      Other borrowings .................       --       7.88     8.12     7.88    8.69
-----------------------------------------------------------------------------------------
          Total borrowings .............       3.88     3.73     6.26     5.99    5.51
    Capital securities .................      10.00    10.00    10.00    10.00    --
-----------------------------------------------------------------------------------------
      Combined funds cost ..............       2.63     3.74     5.75     5.05    4.66
-----------------------------------------------------------------------------------------
          Interest rate spread .........       3.09%    3.24%    2.61%    2.57%   2.99%
=========================================================================================

     The year-end weighted average yield on our loan portfolio decreased to 5.83% at December 31, 2002, from 7.15% at year-end 2001. The weighted average rate on new loans originated during 2002 was 5.43%, compared to 6.18% during 2001 and 6.10% during 2000. At December 31, 2002, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.9 billion with a weighted average rate of 5.75%, compared to $9.0 billion with a weighted average rate of 7.11% at December 31, 2001 and $9.0 billion with a weighted average rate of 8.47% at December 31, 2000.

PROBLEM LOANS AND REAL ESTATE

NON-PERFORMING ASSETS

     Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets totaled $80 million at December 31, 2002, compared to $93 million at December 31, 2001 and $55 million at December 31, 2000. The decrease in our non-performing assets during 2002 was primarily attributed to declines in our residential one-to-four unit prime category of $7 million and subprime category of $3 million. Other non-accrual loans declined by $2 million during the current year primarily due to a decline in commercial real estate non-performers as a result of a short-pay that was accepted in full consideration of the loan. Of the total, real estate acquired in settlement of loans represented $12 million at December 31, 2002, down from $15 million at December 31, 2001, but up from $10 million at December 31, 2000. Our non-performing assets as a percentage of total assets was 0.67% at year-end 2002, compared to 0.83% at year-end 2001 and 0.50% at year-end 2000.

     The following table summarizes our non-performing assets at the dates indicated.

                                                                            December 31,
                                                      -------------------------------------------------------
(Dollars in Thousands)                                    2002       2001       2000       1999       1998
-------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Residential one-to-four units ...................   $34,504    $43,210    $20,746    $15,590    $15,571
    Residential one-to-four units - subprime ........    32,263     31,166     22,296     13,914      1,975
    Other ...........................................       681      2,668      1,708      3,477      4,829
-------------------------------------------------------------------------------------------------------------
      Total non-accrual loans .......................    67,448     77,044     44,750     32,981     22,375
Troubled debt restructure - below market rate (1) ...      --          203        206       --         --
Real estate acquired in settlement of loans .........    12,360     15,366      9,942      5,899      4,475
Repossessed automobiles .............................         6         19         76        314        569
-------------------------------------------------------------------------------------------------------------
   Total non-performing assets ......................   $79,814    $92,632    $54,974    $39,194    $27,419
=============================================================================================================
Allowance for loan losses:
    Amount ..........................................   $34,999    $36,120    $34,452    $38,342    $31,517
    As a percentage of non-performing loans .........     51.89%     46.76%     76.63%    116.25%    140.86%
Non-performing assets as a percentage of total assets      0.67       0.83       0.50       0.42       0.44
=============================================================================================================

(1)  Represented one residential one-to-four unit loan.

     It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this by either working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances on the loans. For a discussion on our internal asset review policy, refer to Allowance for Losses on Loans and Real Estate on page 53.

     All but $23 million of our non-performing assets at December 31, 2002 were located in California, compared to $20 million outside of California a year ago.

     We evaluate the need for appraisals of non-performing assets on a periodic basis. We will generally obtain a new appraisal when we believe that there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing our loans. Our policy is to obtain new appraisals at least annually for all real estate acquired in settlement of loans.

     Non-Accrual Loans. It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2002, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2002, non-accrual loans aggregating $16 million were less than 90 days delinquent relative to their contractual terms.

     Troubled Debt Restructurings. We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2002, we had no troubled debt restructurings on accrual status.

     Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $12 million at December 31, 2002.

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

     At December 31, 2002, loans delinquent 30 days or more as a percentage of total loans was 0.86%, down from 1.10% at year-end 2001 but up from 0.66% at year-end 2000. The decrease from prior year occurred in every one of the delinquent categories, most notably within our residential one-to-four unit categories. As a percentage of its loan category, residential one-to-four units decreased from 0.80% at year-end 2001 to 0.59% at year-end 2002, while subprime residential one-to-four units decreased from 2.87% at year-end 2001 to 2.80% at year-end 2002. A higher incidence of delinquency is expected on subprime loans as these borrowers have a history of delinquencies for which we charge higher interest rates to compensate for that risk. In addition, the loan-to-value ratio on these loans is generally lower thereby providing more equity protection against loss.

     The following table indicates the amounts of our past due loans at the dates indicated.

                                                                                December 31,
                                               -------------------------------------------------------------------------------------
                                                                2002                                    2001
                                               -------------------------------------------------------------------------------------
                                                30-59     60-89     90+                 30-59     60-89     90+
(Dollars in Thousands)                           Days     Days    Days (1)   Total       Days     Days    Days (1)   Total
------------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $ 19,881   $  8,066   $ 27,333   $ 55,280   $ 19,170   $ 12,797   $ 33,449   $ 65,416
      One-to-four units - subprime .........     8,971      5,944     23,831     38,746     13,159      9,104     20,958     43,221
      Five or more units ...................      --         --         --         --         --         --         --         --
    Commercial real estate .................      --         --         --         --         --         --         --         --
    Construction ...........................      --         --         --         --         --         --         --         --
    Land ...................................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    28,852     14,010     51,164     94,026     32,329     21,901     54,407    108,637
Non-mortgage:
    Commercial .............................      --         --          466        466       --         --        1,163      1,163
    Automobile .............................        98         13          4        115        174         85         46        305
    Other consumer .........................        48         47        211        306        356         62        173        591
------------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............  $ 28,998   $ 14,070   $ 51,845   $ 94,913   $ 32,859   $ 22,048   $ 55,789   $110,696
====================================================================================================================================
Delinquencies as a percentage of total loans      0.26%      0.13%      0.47%      0.86%      0.33%      0.22%      0.55%      1.10%
====================================================================================================================================
                                                                2000                                    1999
                                               -------------------------------------------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $ 12,400   $  8,611   $ 15,246   $ 36,257   $  8,630   $  3,889   $ 12,793   $ 25,312
      One-to-four units - subprime .........     7,300      7,658     14,427     29,385      7,867      3,069      7,935     18,871
      Five or more units ...................      --         --         --         --         --         --         --         --
    Commercial real estate .................      --         --         --         --         --         --         --         --
    Construction ...........................      --         --         --         --         --         --         --         --
    Land ...................................      --         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans ..............    19,700     16,269     29,673     65,642     16,497      6,958     20,728     44,183
Non-mortgage:
    Commercial .............................      --         --         --         --         --         --         --         --
    Automobile .............................       393         26        151        570      4,758        674        717      6,149
    Other consumer .........................        98         29        246        373        679         42        114        835
------------------------------------------------------------------------------------------------------------------------------------
      Total delinquent loans ...............  $ 20,191   $ 16,324   $ 30,070   $ 66,585   $ 21,934   $  7,674   $ 21,559   $ 51,167
====================================================================================================================================
Delinquencies as a percentage of total loans      0.20%      0.16%      0.30%      0.66%      0.25%      0.09%      0.24%      0.58%
====================================================================================================================================
                                                                1998
                                              -------------------------------------------
Loans secured by real estate:
    Residential:
      One-to-four units ....................  $  9,841   $  6,014   $ 12,832   $ 28,687
      One-to-four units - subprime .........       244        784        947      1,975
      Five or more units ...................      --         --          155        155
    Commercial real estate .................      --         --         --         --
    Construction ...........................      --         --         --         --
    Land ...................................      --         --         --         --
-----------------------------------------------------------------------------------------
      Total real estate loans ..............    10,085      6,798     13,934     30,817
Non-mortgage:
    Commercial .............................      --         --         --         --
    Automobile .............................     4,650        888      1,048      6,586
    Other consumer .........................       334         45        344        723
-----------------------------------------------------------------------------------------
      Total delinquent loans ...............  $ 15,069   $  7,731   $ 15,326   $ 38,126
=========================================================================================
Delinquencies as a percentage of total loans      0.26%      0.13%      0.26%      0.65%
=========================================================================================

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

     The allowances for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We have implemented and adhere to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific large loans (loans over $5 million), we evaluate the allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. We review all loans under $5 million by analyzing their performance and composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance.

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

     o Allocated allowances: This element relates to assets with well-defined deficiencies or weaknesses (i.e., assets classified special mention, substandard, doubtful or loss). We calculate on an ongoing basis loss by credit classification for each major asset type. Factors based upon those loss statistics are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference.

     o Unallocated allowance: This element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

     Our provision for loan losses was $0.9 million in 2002, down $1.6 million from 2001. Our net loan charge-offs exceeded the provision for loan losses by $1.1 million resulting in a decrease in the allowance for loan losses to $35.0 million at December 31, 2002. The decrease in the allowance reflected a decrease of $1.1 million in general valuation allowances to $26.7 million. Allocated allowances increased by $0.1 million in our single-family portfolio and $0.1 million in our commercial non-mortgage portfolio, which was partially offset by a $0.2 million decrease in the commercial real estate mortgage portfolio. There was no change in the unallocated allowance of $2.8 million. During 2001, our provision for loan losses exceeded net loan charge-offs by $1.7 million resulting in an increase in the allowance for loan losses to $36.1 million at December 31, 2001. The increase in the allowance reflected an increase of $0.8 million in general valuation allowances to $27.8 million. Allocated allowances increased by $1.8 million in our single-family portfolio and $0.2 million in our commercial non-mortgage portfolio, which was partially offset by a $1.0 million decrease in the commercial real estate mortgage portfolio. There was no change in the unallocated allowance.

     The following table summarizes the activity in our allowance for loan losses during the years indicated.


(In Thousands)                     2002        2001        2000        1999        1998
--------------------------------------------------------------------------------------------
Balance at beginning of period   $ 36,120    $ 34,452    $ 38,342    $ 31,517    $ 32,092
Provision ....................        939       2,564       3,251      11,270       3,899
Charge-offs ..................     (2,231)     (1,348)     (1,749)     (5,535)     (7,372)
Recoveries ...................        171         452         419       1,090       2,898
Transfers (1) ................       --          --        (5,811)       --          --
--------------------------------------------------------------------------------------------
Balance at end of period .....   $ 34,999    $ 36,120    $ 34,452    $ 38,342    $ 31,517
============================================================================================

(1)  Reduction in 2000 was due to the sale of subsidiary.

     Net loan charge-offs were $2.1 million in 2002, up from $0.9 million in 2001 and $1.3 million in 2000. The increase from a year ago primarily reflected a $1.2 million charge-off in the current year of a commercial real estate loan for which a short-pay was accepted in full consideration of the loan.

     The following table presents by category of loan gross charge-offs, gross recoveries and net charge-offs during the years indicated.

(Dollars in Thousands)                                    2002       2001        2000       1999         1998
----------------------------------------------------------------------------------------------------------------
GROSS LOAN CHARGE-OFFS
Loans secured by real estate:
      Residential:
        One-to-four units ...........................   $   435    $   530     $   352    $    393     $ 1,035
        One-to-four units - subprime ................       166        344         383         187        --
        Five or more units ..........................      --         --          --          --            68
      Commercial real estate ........................     1,188       --          --          --          --
      Construction ..................................      --         --          --          --          --
      Land ..........................................      --         --          --          --          --
Non-mortgage:
      Commercial ....................................      --         --          --          --          --
      Automobile ....................................       104        197         832       4,795       6,118
      Other consumer ................................       338        277         182         160         151
----------------------------------------------------------------------------------------------------------------
        Total gross loan charge-offs ................     2,231      1,348       1,749       5,535       7,372
----------------------------------------------------------------------------------------------------------------
GROSS LOAN RECOVERIES
Loans secured by real estate:
      Residential:
        One-to-four units ...........................       111        267          19        --           125
        One-to-four units - subprime ................      --          166        --          --          --
        Five or more units ..........................      --         --          --          --          --
      Commercial real estate ........................      --            1         250         250       1,610
      Construction ..................................      --         --          --          --          --
      Land ..........................................      --         --          --          --          --
Non-mortgage:
      Commercial ....................................      --         --          --          --          --
      Automobile ....................................        47          4         136         831       1,159
      Other consumer ................................        13         14          14           9           4
----------------------------------------------------------------------------------------------------------------
        Total gross loan recoveries .................       171        452         419       1,090       2,898
----------------------------------------------------------------------------------------------------------------
NET LOAN CHARGE-OFFS
Loans secured by real estate:
      Residential:
        One-to-four units ...........................       324        263         333         393         910
        One-to-four units - subprime ................       166        178         383         187        --
        Five or more units ..........................      --         --          --          --            68
      Commercial real estate ........................     1,188         (1)       (250)       (250)     (1,610)
      Construction ..................................      --         --          --          --          --
      Land ..........................................      --         --          --          --          --
Non-mortgage:
      Commercial ....................................      --         --          --          --          --
      Automobile ....................................        57        193         696       3,964       4,959
      Other consumer ................................       325        263         168         151         147
----------------------------------------------------------------------------------------------------------------
        Total net loan charge-offs ..................   $ 2,060    $   896     $ 1,330     $ 4,445     $ 4,474
================================================================================================================
Net loan charge-offs as a percentage of average loans      0.02%      0.01%       0.01%       0.06%       0.08%
================================================================================================================

     The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

                                                                        December 31,
                                ---------------------------------------------------------------------------------------------
                                             2002                           2001                           2000
                                -----------------------------------------------------------------------------------------------
                                            Gross    Allowance             Gross    Allowance             Gross    Allowance
                                             Loan    Percentage             Loan    Percentage             Loan    Percentage
                                           Portfolio   to Loan            Portfolio   to Loan            Portfolio   to Loan
(Dollars in Thousands)           Allowance  Balance    Balance  Allowance  Balance    Balance  Allowance  Balance    Balance
-------------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ..........  $18,562 $8,647,197     0.21%   $19,033 $7,699,061     0.25%   $15,254 $7,655,238     0.20%
     One-to-four units - subprime    8,642  1,386,113     0.62      9,633  1,506,719     0.64     10,157  1,743,914     0.58
     Five or more units .........       80     10,640     0.75         84     11,179     0.75        146     19,460     0.75
   Commercial real estate .......    1,364     71,415     1.91      1,848    112,509     1.64      2,935    164,604     1.78
   Construction .................    1,223    103,547     1.18      1,005     84,942     1.18      1,390    118,165     1.18
   Land .........................      636     53,538     1.19        274     22,028     1.24        332     26,880     1.24
Non-mortgage:
   Commercial ...................      586     15,021     3.90        573     22,017     2.60        442     21,721     2.03
   Automobile (1) ...............      100     11,641     0.86        277     24,529     1.13        269     39,614     0.68
   Other consumer ...............    1,006     56,782     1.77        593     50,908     1.16        727     60,653     1.20
Not specifically allocated ......    2,800       --       --        2,800       --       --        2,800       --       --
-------------------------------------------------------------------------------------------------------------------------------
     Total loans held for
        investment ..............  $34,999 $10,355,894    0.34%   $36,120 $9,533,892     0.38%   $34,452 $9,850,249     0.35%
===============================================================================================================================
                                             1999                           1998
                                ----------------------------------------------------------------
Loans secured by real estate:
   Residential:
     One-to-four units ..........  $12,913 $6,155,399     0.21%   $11,244 $4,047,182     0.28%
     One-to-four units - subprime    9,876  1,639,401     0.60      3,055    588,951     0.52
     Five or more units .........      184     21,055     0.87        401     40,029     1.00
   Commercial real estate .......    2,439    148,327     1.64      2,632    140,790     1.87
   Construction .................    2,075    176,487     1.18      1,508    127,761     1.18
   Land .........................      843     67,631     1.25        568     44,859     1.27
Non-mortgage:
   Commercial ...................      334     26,667     1.25        218     28,293     0.77
   Automobile ...................    6,259    399,789     1.57      8,344    357,988     2.33
   Other consumer ...............      619     49,344     1.25        747     41,894     1.78
Not specifically allocated ......    2,800       --       --        2,800       --       --
------------------------------------------------------------------------------------------------
     Total loans held for
        investment ..............  $38,342 $8,684,100     0.44%   $31,517 $5,417,747     0.58%
================================================================================================

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

     In determining impairment, we consider large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows, discounted at the loan's effective rate. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan. We include impairment losses in the allowance for loan losses through a charge to provision for loan losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for loan losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. The recorded investment in loans for which we have recognized impairment totaled $13 million at December 31, 2001. During 2002, that amount increased but by year end had declined back to $13 million as a short-pay was accepted in full consideration of a commercial real estate loan. The total allowance for losses related to these loans was $1 million for both December 31, 2002 and 2001. During 2002, the total interest recognized on the impaired portfolio was $1.3 million, compared to $1.7 million in 2001. For further information regarding impaired loans, see Note 5 of the Notes to Consolidated Financial Statements on page 81.

     The following table summarizes the activity in our allowance for loan losses associated with impaired loans during the years indicated.

(In Thousands)                     2002       2001       2000      1999       1998
------------------------------------------------------------------------------------
Balance at beginning of period   $   759    $   800    $   797   $   810    $ 1,301
Provision (reduction) ........     1,154        (41)         3       (13)      (491)
Charge-offs ..................    (1,188)      --         --        --         --
Recoveries ...................      --         --         --        --         --
------------------------------------------------------------------------------------
Balance at end of period .....   $   725    $   759    $   800   $   797    $   810
====================================================================================

     The provision of $1.2 million during 2002 and resultant $1.2 million charge-off relates to the previously mentioned commercial real estate loan for which a short-pay was accepted in full consideration.

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

     The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the years indicated.

(In Thousands)                     2002        2001        2000       1999        1998
-------------------------------------------------------------------------------------------
Balance at beginning of period   $  2,690    $  2,997    $  2,131   $  7,717    $ 21,244
Provision (reduction) ........       (448)       (307)        866     (3,666)     (5,296)
Charge-offs ..................     (1,334)       --          --       (1,920)     (8,231)
Recoveries ...................       --          --          --         --          --
-------------------------------------------------------------------------------------------
Balance at end of period .....   $    908    $  2,690    $  2,997   $  2,131    $  7,717
===========================================================================================

     We have recorded losses on real estate acquired in settlement of loans by direct write-off to net operations of real estate acquired in settlement of loans and against an allowance for losses specifically established for these assets. As of September 30, 1999, we ceased maintaining an allowance for real estate acquired in settlement of loans as we record the related individual assets at the lower of cost or fair value.

     The following table summarizes the activity of our allowance for real estate acquired in settlement of loans during the years indicated.

(In Thousands)                   2002     2001     2000     1999     1998
-----------------------------------------------------------------------------
Balance at beginning of period   $--      $--      $--      $ 533    $ 839
Provision (reduction) ........     608      517      412      (45)     455
Charge-offs ..................    (612)    (583)    (442)    (488)    (761)
Recoveries ...................       4       66       30     --       --
-----------------------------------------------------------------------------
Balance at end of period .....   $--      $--      $--      $--      $ 533
=============================================================================

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

     Our primary sources of funds generated during 2002 were from:

     o    principal   repayments--including   prepayments,   but  excluding  our
          refinances  of  our  existing  loans--on  loans  and   mortgage-backed
          securities of $2.9 billion;

     o    sales  of  mortgage-backed  securities  available  for  sale  of  $1.0 billion;

     o    an increase in deposits of $619 million;

     o maturities and sales of U.S. Treasury securities, agency obligations and other investment securities available for sale of $618 million; and

     o    a net increase in FHLB advances and other borrowings of $101 million.

     We used these funds for the following purposes:

     o to originate and purchase loans held for investment, excluding refinances of our existing loans, of $3.7 billion;

     o to purchase mortgage-backed securities available for sale of $1.0 billion;

     o to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $675 million; and

     o    to increase our loans held for sale a net $153 million.

     Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At December 31, 2002, our FHLB borrowings totaled $1.6 billion, representing 13.6% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year end, to borrow an additional $3.2 billion. To the extent 2003 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we will utilize our FHLB borrowing arrangement or possibly other sources. As of December 31, 2002, we had commitments to borrowers for short-term rate locks of $996 million, undisbursed loan funds and unused lines and letters of credit of $190 million, and other contingent liabilities of $2 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

     Another measure of liquidity in the savings and loan industry is the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. At December 31, 2002, the Bank's ratio was 5.4%, compared to 4.3% at both December 31, 2001 and 2000.

     The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At December 31, 2002, the holding company's liquid assets, including due from Bank--interest bearing balances, totaled $65 million.

     On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of Downey's common stock. To fund this program, the Bank paid a special $50 million dividend during the year to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at the discretion of Downey, and will also be contingent upon Downey's overall financial condition, as well as market conditions in general. During the current year, 306,300 shares were repurchased at an average price of $39.73 and, at year end, $38 million of the original authorization remains available for future purchases.

     Stockholders' equity totaled $823 million at December 31, 2002, up from $734 million at December 31, 2001 and $625 million at December 31, 2000.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     Through the normal course of operations, we have entered into certain contractual obligations and other commitments. Our obligations generally relate to funding of our operations through deposits and borrowings as well as leases for premises and equipment, and our commitments generally relate to our lending operations.

     We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 44 and Note 20 of Notes to the Consolidated Financial Statements on page 101.

     Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer's creditworthiness on a case-by-case basis. Undisbursed loan funds and unused lines of credit include home equity lines of credit and funds not disbursed, but committed to construction and commercial lending by the Bank.

     We have obligations under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

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

     At December 31, 2002, scheduled maturities of certificates of deposit and FHLB advances, secondary marketing activities, loans held for investment and future operating minimum lease commitments, and other contractual obligations are as follows:

                                                                 Within        1 - 3       4 - 5      Over        Total
(In Thousands)                                                   1 Year       Years       Years      5 Years     Balance
----------------------------------------------------------------------------------------------------------------------------
Certificates of deposit ..................................   $3,534,174   $  627,970   $  505,510   $     --     $4,667,654
FHLB advances ............................................      413,934      609,850      141,300      459,000    1,624,084
Secondary marketing activities:
    Non-qualifying hedge transactions:
      Expected rate lock commitments .....................      614,592         --           --           --        614,592
      Associated forward sale contracts ..................      624,062         --           --           --        624,062
      Associated forward purchase contracts ..............       50,000         --           --           --         50,000
    Qualifying cash flow hedge transactions:
      Loans held for sale, at lower of cost or fair value       652,052         --           --           --        652,052
      Associated forward sale contracts ..................      623,975         --           --           --        623,975
Commitments to originate loans held for investment:
    Adjustable ...........................................      249,121         --           --           --        249,121
    Fixed ................................................          716         --           --           --            716
Undisbursed loan funds and unused lines of credit ........       82,671       12,331         --         94,281      189,283
Operating leases .........................................        4,347        7,158        4,541        2,482       18,528
Standby letters of credit and other contingent liabilities         --           --           --          2,662        2,662
----------------------------------------------------------------------------------------------------------------------------
    Total obligations and commitments ....................   $6,849,644   $1,257,309   $  651,351   $  558,425   $9,316,729
============================================================================================================================

REGULATORY CAPITAL COMPLIANCE

     Our core and tangible capital ratios were both 6.92% and our risk-based capital ratio was 14.08% at December 31, 2002. These levels are down from comparable ratios of 7.10% for both core and tangible capital and 14.53% for risk-based capital at December 31, 2001, and continue to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

     The following table is a reconciliation of the Bank's stockholder's equity to federal regulatory capital as of December 31, 2002.

                                                         Tangible Capital          Core Capital          Risk-Based Capital
                                                       ---------------------   ---------------------    -------------------------
(Dollars in Thousands)                                     Amount    Ratio         Amount     Ratio         Amount     Ratio
---------------------------------------------------------------------------------------------------------------------------------
Stockholder's equity .................................    $873,851                $873,851                 $873,851
Adjustments:
   Deductions:
    Investment in subsidiary, primarily real estate ..     (41,587)                (41,587)                 (41,587)
    Excess cost over fair value of branch acquisitions      (3,150)                 (3,150)                  (3,150)
    Non-permitted mortgage servicing rights ..........      (5,773)                 (5,773)                  (5,773)
   Additions:
    Unrealized losses on securities available for sale       1,422                   1,422                    1,422
    General loss allowance - investment in DSL
       Service Company ...............................         202                     202                      202
    Allowance for loan losses,
      net of specific allowances (1) .................        --                      --                     34,480
---------------------------------------------------------------------------------------------------------------------------------
Regulatory capital ...................................     824,965   6.92%         824,965   6.92%          859,445   14.08%
Well capitalized requirement .........................     178,739   1.50   (2)    595,797   5.00           610,398   10.00   (3)
---------------------------------------------------------------------------------------------------------------------------------
Excess ...............................................    $646,226   5.42%        $229,168   1.92%         $249,047    4.08%
=================================================================================================================================

(1)  Limited to 1.25% of risk-weighted assets.
(2) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(3) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.52%.

     Subsequent to December 31, 2002, the OTS notified us that beginning March 31, 2003, we will need to make the following changes to our regulatory capital calculations:

     o Deduct from capital, loans the Bank has made to certain joint ventures in which DSL Service Company is a partner. At December 31, 2002, these loans totaled $37 million.

     o    Risk weight our subprime  residential loans at 75% instead of 50%. For
          further      information      regarding      this     change,      see
          Business-Regulation-Regulation of the Bank on page 11.

     While these changes will reduce our regulatory capital ratios, our ratios will remain above the well capitalized requirement. The pro forma impact of these changes to our year-end 2002 regulatory capital ratios are:

     o Tangible capital ratio declines from 6.92% to 6.63% - the well capitalized requirement is 1.50%.

     o Core capital ratio declines from 6.92% to 6.63% - the well capitalized requirement is 5.00%.

     o Risk-based capital ratio declines from 14.08% to 12.82% - the well capitalized requirement is 10.00%.

NEWLY ADOPTED ACCOUNTING PRINCIPLES

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

     Statement of Financial Accounting Standards No. 147. Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Consequently, Downey ceased amortizing the remaining excess cost over fair value of branch acquisitions and will subject this asset to annual impairment testing. Downey also restated previously issued financial statements during the fourth quarter of 2002 back to January 1, 2002, when SFAS 142 was applied. As of December 31, 2002, this asset totaled $3 million.

CURRENT ACCOUNTING ISSUES

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

     Statement of Financial Accounting Standards No. 148. Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of Downey's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial
Reporting", to require disclosure about those effects in interim financial information. Presently, Downey does not intend to adopt the fair value method. For further information regarding our accounting for stock options, see Note 17 of Notes to Consolidated Financial Statements on page 97.

     Financial Accounting Standards Board Interpretation 46. Financial Accounting Standards Board Interpretation 46, "Provides Guidance to Improve Financial Reporting for SPEs, Off-Balance Sheet Structures and Similar Entities" ("FIN 46"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. It is possible that certain of our real estate joint venture partnerships may require consolidation as a result of applying the provisions of FIN 46. The financial impact will likely be immaterial. For further information regarding Downey's real estate joint venture partnerships, see Financial Condition--Investments in Real Estate and Joint Ventures on page 39 and Note 6 on page 83 of Notes to Consolidated Financial Statements

SALE OF SUBSIDIARY

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding quantitative and qualitative disclosures about market risk, see Financial Condition--Asset/Liability Management and Market Risk on page 44.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

            Independent Auditors' Report .................................    66
            Consolidated Balance Sheets ..................................    67
            Consolidated Statements of Income ............................    68
            Consolidated Statements of Comprehensive Income ..............    69
            Consolidated Statements of Stockholders' Equity ..............    69
            Consolidated Statements of Cash Flows ........................    70
            Notes to Consolidated Financial Statements ...................    72

KPMG
    355 South Grand Avenue
    Los Angeles, CA 90071












INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Downey's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/  KPMG LLP


Los Angeles, California
January 16, 2003

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                -------------------------------
(Dollars in Thousands, Except Per Share Data)                                         2002             2001
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash .........................................................................   $    123,524    $    106,079
Federal funds ................................................................          2,555          37,001
---------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents ................................................        126,079         143,080
U.S. Treasury securities, agency obligations and other investment securities
    available for sale, at fair value ........................................        457,797         402,355
Municipal securities held to maturity, at amortized cost (estimated fair value
    of $6,202 at December 31, 2002 and $6,373 at December 31, 2001) ..........          6,216           6,388
Loans held for sale, at lower of cost or fair value ..........................        652,052         499,024
Mortgage-backed securities available for sale, at fair value .................          2,253         118,981
Loans receivable held for investment .........................................     10,322,637       9,514,408
Investments in real estate and joint ventures ................................         33,890          38,185
Real estate acquired in settlement of loans ..................................         12,360          15,366
Premises and equipment .......................................................        113,536         111,762
Federal Home Loan Bank stock, at cost ........................................        117,563         113,139
Mortgage servicing rights, net ...............................................         57,729          56,895
Other assets .................................................................         76,039          85,447
---------------------------------------------------------------------------------------------------------------
                                                                                 $ 11,978,151    $ 11,105,030
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .....................................................................   $  9,238,350    $  8,619,566
Federal Home Loan Bank advances and other borrowings .........................      1,624,084       1,522,712
Accounts payable and accrued liabilities .....................................        102,533          67,431
Deferred income taxes ........................................................         70,080          41,425
---------------------------------------------------------------------------------------------------------------
    Total liabilities ........................................................     11,035,047      10,251,134
---------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
    ("Capital Securities") ...................................................        120,000         120,000
STOCKHOLDERS' EQUITY
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
    outstanding none .........................................................           --              --
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
    issued 28,235,022 shares at December 31, 2002 and 28,213,048
    shares at December 31, 2001 ..............................................            282             282
Additional paid-in capital ...................................................         93,792          93,400
Accumulated other comprehensive loss .........................................         (1,422)           (239)
Retained earnings ............................................................        742,622         640,453
Treasury stock, at cost, 306,300 shares at December 31, 2002 .................        (12,170)           --
---------------------------------------------------------------------------------------------------------------
    Total stockholders' equity ...............................................        823,104         733,896
---------------------------------------------------------------------------------------------------------------
                                                                                 $ 11,978,151    $ 11,105,030
===============================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                                 Years Ended December 31,
                                                                     ----------------------------------------------
(Dollars in Thousands, Except Per Share Data)                              2002            2001           2000
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans receivable .................................................   $    612,762    $    782,784    $    760,538
U.S. Treasury securities and agency obligations ..................          9,682          15,392          13,387
Mortgage-backed securities .......................................          3,637             726           1,060
Other investments ................................................          6,957           9,479           9,375
-------------------------------------------------------------------------------------------------------------------
    Total interest income ........................................        633,038         808,381         784,360
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits .........................................................        244,541         424,855         379,303
Borrowings .......................................................         60,936          65,793         130,419
Capital securities ...............................................         12,163          12,163          12,163
-------------------------------------------------------------------------------------------------------------------
    Total interest expense .......................................        317,640         502,811         521,885
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ..............................................        315,398         305,570         262,475
PROVISION FOR LOAN LOSSES ........................................            939           2,564           3,251
-------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ..........        314,459         303,006         259,224
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET
Loan and deposit related fees ....................................         47,220          50,486          30,089
Real estate and joint ventures held for investment, net ..........         10,250           3,885           8,798
Secondary marketing activities:
    Loan servicing loss, net .....................................        (39,629)        (11,373)         (3,628)
    Net gains on sales of loans and mortgage-backed securities ...         45,860          22,432           3,297
    Net gains on sales of mortgage servicing rights ..............            331             934            --
Net gains (losses) on sales of investment securities .............            219             329            (106)
Gain on sale of subsidiary .......................................           --              --             9,762
Other ............................................................          2,431           1,843           2,342
-------------------------------------------------------------------------------------------------------------------
    Total other income, net ......................................         66,682          68,536          50,554
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE
Salaries and related costs .......................................        119,514          99,935          82,522
Premises and equipment costs .....................................         30,694          26,016          23,220
Advertising expense ..............................................          4,418           4,410           4,786
SAIF insurance premiums and regulatory assessments ...............          3,078           3,051           2,626
Professional fees ................................................          1,435           5,452           3,319
Other general and administrative expense .........................         27,505          23,632          19,716
-------------------------------------------------------------------------------------------------------------------
    Total general and administrative expense .....................        186,644         162,496         136,189
-------------------------------------------------------------------------------------------------------------------
Net operation of real estate acquired in settlement of loans .....             11             239             818
Amortization of excess cost over fair value of branch acquisitions           --               457             462
-------------------------------------------------------------------------------------------------------------------
    Total operating expense ......................................        186,655         163,192         137,469
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .......................................        194,486         208,350         172,309
Income taxes .....................................................         82,193          88,169          73,058
-------------------------------------------------------------------------------------------------------------------
    NET INCOME ...................................................   $    112,293    $    120,181    $     99,251
===================================================================================================================
PER SHARE INFORMATION
BASIC ............................................................   $       3.99    $       4.26    $       3.52
===================================================================================================================
DILUTED ..........................................................   $       3.99    $       4.25    $       3.51
===================================================================================================================
CASH DIVIDENDS DECLARED AND PAID .................................   $       0.36    $       0.36    $       0.36
===================================================================================================================
Weighted average diluted shares outstanding ......................     28,173,659      28,271,103      28,225,551
===================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                                   Years Ended December 31,
                                                                             --------------------------------------
(In Thousands)                                                                  2002         2001         2000
-------------------------------------------------------------------------------------------------------------------
NET INCOME ................................................................   $ 112,293    $ 120,181    $  99,251
-------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES (BENEFITS)
Unrealized gains (losses) on securities available for sale:
    U.S. Treasury securities, agency obligations and other investment
       securities available for sale, at fair value .......................          61          705        2,032
    Mortgage-backed securities available for sale, at fair value ..........         935         (714)         173
    Less reclassification of realized (gains) losses included in net income        (284)        (190)          50
Unrealized losses on cash flow hedges:
    Net derivative instruments ............................................     (11,434)      (5,981)        --
    Less reclassification of realized losses included in net income .......       9,539        5,254         --
-------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of income taxes (benefits) ...      (1,183)        (926)       2,255
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ......................................................   $ 111,110    $ 119,255    $ 101,506
===================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Accumulated
                                                               Additional       Other
                                                      Common     Paid-in    Comprehensive   Retained    Treasury
(Dollars in Thousands, Except Per Share Data)          Stock     Capital    Income (Loss)   Earnings      Stock       Total
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999 ....................   $     281   $  92,385   $  (1,568)   $ 441,320    $    --      $ 532,418
Cash dividends, $0.36 per share ..................        --          --          --        (10,143)        --        (10,143)
Exercise of stock options ........................           1         854        --           --           --            855
Unrealized gains on securities available for sale         --          --         2,255         --           --          2,255
Net income .......................................        --          --          --         99,251         --         99,251
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000 ....................         282      93,239         687      530,428         --        624,636
Cash dividends, $0.36 per share ..................        --          --          --        (10,156)        --        (10,156)
Exercise of stock options ........................        --           161        --           --           --            161
Unrealized losses on securities available for sale        --          --          (199)        --           --           (199)
Unrealized losses on cash flow hedges ............        --          --          (727)        --           --           (727)
Net income .......................................        --          --          --        120,181         --        120,181
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001 ....................         282      93,400        (239)     640,453         --        733,896
Cash dividends, $0.36 per share ..................        --          --          --        (10,124)        --        (10,124)
Exercise of stock options ........................        --           392        --           --           --            392
Unrealized gains on securities available for sale         --          --           712         --           --            712
Unrealized losses on cash flow hedges ............        --          --        (1,895)        --           --         (1,895)
Purchase of treasury stock .......................        --          --          --           --        (12,170)     (12,170)
Net income .......................................        --          --          --        112,293         --        112,293
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002 ....................   $     282   $  93,792   $  (1,422)   $ 742,622    $ (12,170)   $ 823,104
===============================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             Years Ended December 31,
                                                                                  --------------------------------------------
(In Thousands)                                                                          2002          2001           2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................................   $   112,293   $    120,181   $     99,251
Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization ............................................        61,840         49,009         32,957
     Provision for losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures, mortgage
        servicing rights and other assets .....................................        37,712         13,366         10,605
     Net gains on sales of loans and mortgage-backed securities, mortgage
       servicing rights, investment securities, real estate and other assets ..       (55,046)       (26,019)       (10,111)
     Gain on sale of subsidiary ...............................................          --             --           (9,762)
     Interest capitalized on loans (negative amortization) ....................       (25,615)       (31,576)       (72,641)
     Federal Home Loan Bank stock dividends ...................................        (4,424)        (6,783)        (7,522)
Loans originated for sale .....................................................    (6,172,572)    (4,823,938)    (1,729,220)
Proceeds from sales of loans held for sale, including those sold
     as mortgage-backed securities ............................................     6,036,671      4,539,068      1,547,187
(Increase) decrease in other, net .............................................        (4,687)        18,509        (33,238)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities ........................................       (13,828)      (148,183)      (172,494)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of:
     Subsidiary, net ..........................................................          --             --          379,234
     U.S. Treasury securities, agency obligations and other
       investment securities available for sale ...............................        92,137         29,139         29,645
     Mortgage-backed securities available for sale ............................     1,080,491           --            3,253
     Loans held for investment ................................................          --             --           99,751
     Wholly owned real estate and real estate acquired in settlement of loans .        41,811         11,141         38,707
     Federal Home Loan Bank stock .............................................          --             --           17,516
Proceeds from maturities of U.S. Treasury securities, agency obligations
     and other investment securities available for sale .......................       525,440        462,545         22,000
Purchase of:
     U.S. Treasury securities, agency obligations and other investment
       securities available for sale ..........................................      (674,740)      (584,244)      (181,905)
     Mortgage-backed securities available for sale ............................    (1,014,098)      (115,597)          --
     Loans receivable held for investment .....................................      (466,702)       (94,980)       (18,828)
     Premises and equipment ...................................................       (20,369)       (25,548)        (8,984)
     Federal Home Loan Bank stock .............................................          --             --          (13,958)
Originations of loans receivable held for investment (net of refinances of
     $1,039,283 for the year ended December 31, 2002, $794,823 for the year
     ended December 31, 2001 and $165,148 for the year ended December 31, 2000)    (3,235,805)    (2,505,098)    (3,317,104)
Principal payments on loans receivable held for investment and
     mortgage-backed securities available for sale ............................     2,923,882      2,926,863      1,823,685
Net change in undisbursed loan funds ..........................................        60,342         (9,930)       (59,588)
Investments in real estate held for investment ................................       (18,134)        (5,860)        (1,356)
Other, net ....................................................................         4,318          4,007            650
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities ..........................      (701,427)        92,438     (1,187,282)
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                            Years Ended December 31,
                                                                                ---------------------------------------------
(In Thousands)                                                                         2002           2001          2000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ......................................................   $   618,784    $   536,877    $ 1,519,928
Proceeds from Federal Home Loan Bank advances and other borrowings ............     7,220,550      3,914,900      6,059,445
Repayments of Federal Home Loan Bank advances and other borrowings ............    (7,119,178)    (4,370,760)    (6,203,653)
Purchase of treasury stock ....................................................       (12,170)          --             --
Proceeds from exercise of stock options .......................................           392            161            855
Cash dividends ................................................................       (10,124)       (10,156)       (10,143)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities .....................................       698,254         71,022      1,366,432
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ..........................       (17,001)        15,277          6,656
Cash and cash equivalents at beginning of period ..............................       143,080        127,803        121,147
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $   126,079    $   143,080    $   127,803
============================================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest .................................................................   $   318,665    $   512,657    $   511,943
     Income taxes .............................................................        73,459         77,995         73,744
Supplemental disclosure of non-cash investing:
    Loans transferred to held for investment from held for sale ...............         2,928          7,454         42,054
    Loans transferred from held for investment to held for sale ...............          --             --           97,047
    Loans transferred from held for investment to wholly owned real estate ....          --           15,688           --
    Loans exchanged for mortgage-backed securities ............................     5,104,433      3,816,171        970,319
    Real estate acquired in settlement of loans ...............................        25,208         25,743         18,389
    Loans to facilitate the sale of real estate acquired in settlement of loans        15,163         10,063          6,896
============================================================================================================================

See accompanying notes to consolidated financial statements.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

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

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for losses on loans, real estate and mortgage servicing rights ("MSRs") and the valuation of expected rate lock commitments. Management believes that the allowances established for losses on loans, real estate and MSRs are adequate and that the valuation of expected rate lock commitments are reasonable. While management uses available information to recognize losses on loans, real estate and MSRs and to value expected rate lock commitments, future changes to the allowances or valuations may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey's allowances for losses on loans, real estate and MSRs and valuations of expected rate lock commitments. Such agencies may require Downey to recognize changes to the allowances or valuations based on their judgments about information available to them at the time of their examination.

     Downey is required to carry its loans held for sale portfolio, mortgage-backed and investment securities available for sale portfolios, real estate acquired in settlement of loans, real estate held for investment or under development, derivatives and MSRs at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset or liability. Such estimates related to loans held for sale is estimated based upon market prices obtained from readily available market quote systems. Fair value for the mortgage-backed and investment securities portfolios and derivatives include published bid prices or bid quotations received from securities dealers. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value for MSRs is determined by computing the present value of the expected net servicing income from the portfolio.

     NEWLY ADOPTED ACCOUNTING PRINCIPLES

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     Statement of Financial Accounting Standards No. 147. Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Consequently, Downey ceased amortizing the remaining excess cost over fair value of branch acquisitions and will subject this asset to annual impairment testing. Downey also restated previously issued financial statements during the fourth quarter of 2002 back to January 1, 2002, when SFAS 142 was applied. As of December 31, 2002, this asset totaled $3 million.

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

     Held to Maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held to maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized using the interest method over the remaining period to the call date or contractual maturity, adjusted for anticipated prepayments. It is the positive intent of Downey, and Downey has the ability, to hold these
     securities   until   maturity  as  part  of  its  portfolio  of  long-term,
     interest-earning   assets.  If  the  cost  basis  of  these  securities  is
     determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Available for Sale. Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date or contractual maturity and, in the case of mortgage-backed securities, adjusted for anticipated prepayments. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

     Realized gains and losses on the sale of securities available for sale, determined using the specific identification method and recorded on a trade date basis, are reflected in earnings.

     Held for Trading. Securities held for trading are carried at fair value. Realized and unrealized gains and losses are reflected in earnings.

     DERIVATIVES AND HEDGES

     Derivative financial instruments are recorded at fair value and reported as either assets or liabilities on the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings or other comprehensive income, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability being hedged. Derivative instruments designated in a hedge relationship to mitigate exposure to the variability in fair values or expected future cash flows are considered fair value hedges or cash flow hedges, respectively. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge.

     LOANS HELD FOR SALE

     Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or fair value. Effective with the adoption of SFAS 133, the carrying amount includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of commitment to the date of funding. In response to unforeseen events such as changes in regulatory capital requirements, liquidity shortfalls, changes in the availability of sources of funds and excess loan demand by borrowers that could not be controlled immediately by loan price changes, Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred at amortized cost and the lower of cost or fair value method is then applied.

     GAINS OR LOSSES ON SALES OF LOANS AND MORTGAGE SERVICING ASSETS

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey capitalizes MSRs acquired through purchase or when mortgage loans are sold or securitized with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income (loss).

     The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, and inflation, default and interest rates for mortgages.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at an amount management deems adequate to cover inherent losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific large loans (loans over $5 million), management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Downey reviews all loans under $5 million by analyzing their performance and composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to loans with no well-defined deficiency or weakness and are determined by applying against such loans factors for each major loan category that consider past loss experience and loan duration. Allocated allowances relate to loans with well-defined deficiencies or weaknesses and are generally determined by loss factors that consider past loss experience for such loans or are determined by the excess of the recorded investment in the loan over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other factors such as prevailing and forecasted economic conditions.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     Downey utilizes the equity method of accounting for investments in non-controlled joint ventures. All intercompany profits are eliminated.

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

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value, net of an allowance for estimated selling costs, on the date of foreclosure and a loan charge-off is recorded, if necessary. After that the individual assets are recorded at the lower of cost or fair value. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     TREASURY STOCK

     Downey applies the cost method of accounting for treasury stock. The cost method requires Downey to record the reacquisition cost of treasury stock as a deduction from the total paid-in capital and retained earnings on the balance sheet. The treasury stock account is debited for the cost of the shares acquired and is credited upon reissuance at cost on a first-in-first-out basis. If the treasury shares are reissued at a price in excess of the acquisition cost, the excess is credited to paid-in capital from treasury stock. If the treasury shares are reissued at less than acquisition cost, the deficiency is treated first as a reduction of any paid-in capital related to previous reissuances or retirements. If the balance in paid-in capital from treasury stock is insufficient to absorb the deficiency, the remainder is recorded as a reduction of retained earnings.

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

     PER SHARE INFORMATION

     Two earnings per share ("EPS") measures are presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

     CURRENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     Statement of Financial Accounting Standards No. 148. Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of Downey's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Presently, Downey does not intend to adopt the fair value method. For further information regarding our accounting for stock options, see Note 17 on page 97.

     Financial Accounting Standards Board Interpretation 46. Financial Accounting Standards Board Interpretation 46, "Provides Guidance to Improve Financial Reporting for SPEs, Off-Balance Sheet Structures and Similar Entities" ("FIN 46"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. It is possible that certain of our real estate joint venture partnerships may require consolidation as a result of applying the provisions of FIN 46. The financial impact will likely be immaterial. For further information regarding Downey's real estate joint venture partnerships, see Note 6 on page 83.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(2)  U.S.  TREASURY   SECURITIES,   AGENCY   OBLIGATIONS  AND  OTHER  INVESTMENT
     SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

                                                          Gross       Gross    Estimated
                                           Amortized   Unrealized   Unrealized   Fair
     (In Thousands)                           Cost        Gains       Losses     Value
     -------------------------------------------------------------------------------------
     U.S. Treasury and agency securities   $455,761     $  2,036     $   --     $457,797
     Corporate securities ..............       --           --           --         --
     -------------------------------------------------------------------------------------
     December 31, 2002 .................   $455,761     $  2,036     $   --     $457,797
     =====================================================================================
     U.S. Treasury and agency securities   $355,947     $  1,214     $    251   $356,910
     Corporate securities ..............     44,259        1,203           17     45,445
     -------------------------------------------------------------------------------------
     December 31, 2001 .................   $400,206     $  2,417     $    268   $402,355
     =====================================================================================

     At December 31, 2002, all of these investment securities contained call provisions ranging from January 22, 2003 until maturity.

     The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale at December 31, 2002, by contractual maturity, are shown below.

                                            Amortized     Fair
     (In Thousands)                            Cost       Value
     -------------------------------------------------------------
     Due in one year or less .............   $   --     $   --
     Due after one year through five years    454,759    456,790
     Due after five years ................      1,002      1,007
     -------------------------------------------------------------
        Total ............................   $455,761   $457,797
     =============================================================

     Proceeds, gross realized gains and losses on the sales of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

     (In Thousands)           2002       2001      2000
     -----------------------------------------------------
     Proceeds ............   $65,993   $29,139   $29,645
     =====================================================
     Gross realized gains    $   675   $   329   $     4
     =====================================================
     Gross realized losses   $   456   $  --     $   110
     =====================================================

     Net unrealized gains on investment securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $2.0 million, or $1.2 million net of income taxes, at December 31, 2002, compared to net unrealized gains of $2.1 million, or $1.2 million net of income taxes, at December 31, 2001.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(3) LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER INVESTMENT SECURITIES HELD TO MATURITY

     LOANS AND MORTGAGE-BACKED SECURITIES PURCHASED UNDER RESALE AGREEMENTS

     There were no outstanding loans or mortgage-backed securities purchased under resale agreements at December 31, 2002 or 2001. The average interest rate and balance of such transactions was 1.80% and $4 million, respectively, during 2002 and 4.35% and $34 million, respectively, during 2001. The maximum amount outstanding at any month-end during 2002 was $10 million and $60 million during 2001.

     MUNICIPAL SECURITIES HELD TO MATURITY

     The amortized cost and estimated fair value of municipal securities held to maturity are summarized as follows:

                                               Gross        Gross       Estimated
                              Amortized     Unrealized    Unrealized       Fair
     (In Thousands)              Cost          Gains        Losses         Value
     -----------------------------------------------------------------------------
     December 31, 2002 .....   $6,216       $    --       $   14        $6,202
     =============================================================================
     December 31, 2001 .....   $6,388       $    --       $   15        $6,373
     =============================================================================

     All of the investment at December 31, 2002 and 2001 represents an industrial revenue bond on which the interest income is not subject to federal income taxes and matures in 2015.

(4)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of the mortgage-backed securities available for sale are summarized as follows:

                                                   Gross        Gross       Estimated
                                  Amortized     Unrealized    Unrealized       Fair
     (In Thousands)                  Cost          Gains        Losses         Value
     ---------------------------------------------------------------------------------
     December 31, 2002:
        Non-agency certificates   $  2,210      $     43      $   --        $  2,253
     ---------------------------------------------------------------------------------
           Total ..............   $  2,210      $     43      $   --        $  2,253
     =================================================================================
     December 31, 2001:
        Agency certificates ...   $ 17,805      $   --        $    387      $ 17,418
        Non-agency certificates    102,480            15           932       101,563
     ---------------------------------------------------------------------------------
           Total ..............   $120,285      $     15      $  1,319      $118,981
     =================================================================================

     Net unrealized gains on mortgage-backed securities available for sale were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $43,000, or $25,000 net of income taxes, at December 31, 2002. At December 31, 2001, net unrealized losses were recognized in stockholders' equity as accumulated other comprehensive income in the amount of $1.3 million, or $0.8 million net of income taxes.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

     (In Thousands)              2002         2001         2000
     --------------------------------------------------------------
     Proceeds ............   $6,187,799   $3,798,775   $  963,712
     ==============================================================
     Gross realized gains    $   39,951   $   24,507   $    4,788
     ==============================================================
     Gross realized losses   $    6,974   $    5,030   $    5,690
     ==============================================================

(5)  LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                   December 31,
                                                         -------------------------------
     (In Thousands)                                            2002            2001
     -----------------------------------------------------------------------------------
     Held for investment:
        Loans secured by real estate:
           Residential:
             One-to-four units ........................   $  8,647,197    $  7,699,061
             One-to-four units - subprime .............      1,386,113       1,506,719
             Five or more units .......................         10,640          11,179
           Commercial real estate .....................         71,415         112,509
           Construction ...............................        103,547          84,942
           Land .......................................         53,538          22,028
        Non-mortgage:
           Commercial .................................         15,021          22,017
           Automobile .................................         11,641          24,529
           Other consumer .............................         56,782          50,908
     -----------------------------------------------------------------------------------
             Total loans receivable held for investment     10,355,894       9,533,892
        Increase (decrease) for:
           Undisbursed loan funds .....................        (95,002)        (61,280)
           Net deferred costs and premiums ............         96,744          77,916
           Allowance for losses .......................        (34,999)        (36,120)
     -----------------------------------------------------------------------------------
             Total loans held for investment, net .....   $ 10,322,637    $  9,514,408
     ===================================================================================
     Held for sale:
        Loans secured by real estate:
           Residential one-to-four units ..............   $    649,964    $    509,350
           Capitalized basis adjustment (1) ...........          2,088         (10,326)
     -----------------------------------------------------------------------------------
             Total loans held for sale, net ...........   $    652,052    $    499,024
     ===================================================================================

     (1)  Reflected  the  change in fair value of the rate lock  derivative  from the date commitment to the date of funding.


     At December 31, 2002, over 95% of the real estate securing Downey's loans was located in California.

     The combined weighted average interest yield on loans receivable held for investment and sale was 5.83% and 7.16% at December 31, 2002 and 2001, respectively, and averaged 5.93%, 7.80% and 7.99% during 2002, 2001 and 2000, respectively.

     Most of our adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages allow for negative amortization, which is the addition to loan

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     principal  of accrued  interest  that  exceeds the  required  monthly  loan payments. At December 31, 2002, loans with negative amortization represented 75% of Downey's adjustable rate one-to-four unit residential portfolio, of which $112 million represented the amount of negative amortization included in the loan balance. This compares to 76% and $180 million, respectively, at December 31, 2001.

     A summary of activity in the allowance for loan losses for loans receivable held for investment during 2002, 2001 and 2000 follows:

                                                                                         Not
                                       Real                                 Other    Specifically
     (In Thousands)                   Estate    Commercial   Automobile   Consumer    Allocated     Total
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999   $ 28,330    $    334     $  6,259    $    619    $  2,800     $ 38,342
     Provision for loan losses ..      2,350         108          517         276        --          3,251
     Charge-offs ................       (735)       --           (832)       (182)       --         (1,749)
     Recoveries .................        269        --            136          14        --            419
     Transfers (1) ..............       --          --         (5,811)       --          --         (5,811)
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 2000     30,214         442          269         727       2,800       34,452
     Provision for loan losses ..      2,103         131          201         129        --          2,564
     Charge-offs ................       (874)       --           (197)       (277)       --         (1,348)
     Recoveries .................        434        --              4          14        --            452
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 2001     31,877         573          277         593       2,800       36,120
     Provision for loan losses ..        308          13         (120)        738        --            939
     Charge-offs ................     (1,789)       --           (104)       (338)       --         (2,231)
     Recoveries .................        111        --             47          13        --            171
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 2002   $ 30,507    $    586     $    100    $  1,006    $  2,800     $ 34,999
     ========================================================================================================

     (1)  Reduction in 2000 was due to the sale of subsidiary.

     Net charge-offs represented 0.02%, 0.01% and 0.01% of average loans for 2002, 2001 and 2000, respectively.

     All impaired loans at December 31, 2002, 2001 and 2000 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

                                                             Specific        Net
     (In Thousands)                        Carrying Value    Allowance     Balance
     ------------------------------------------------------------------------------
     December 31, 2002:
        Loans with specific allowances ..     $  --       $    --         $  --
        Loans without specific allowances      12,714          --          12,714
     ------------------------------------------------------------------------------
        Total impaired loans ............     $12,714     $    --         $12,714
     ==============================================================================
     December 31, 2001:
        Loans with specific allowances ..     $  --       $    --         $  --
        Loans without specific allowances      13,201          --          13,201
     ------------------------------------------------------------------------------
        Total impaired loans ............     $13,201     $    --         $13,201
     ==============================================================================
     December 31, 2000:
        Loans with specific allowances ..     $  --       $    --         $  --
        Loans without specific allowances      13,841          --          13,841
     ------------------------------------------------------------------------------
        Total impaired loans ............     $13,841     $    --         $13,841
     ==============================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The average recorded investment in impaired loans totaled $15 million in 2002 and $14 million in 2001. During 2002, total interest recognized on the impaired loan portfolio was $1.3 million, compared to $1.7 million in 2001 and $2.9 million in 2000.

     The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $67 million and $77 million at December 31, 2002 and 2001, respectively. At December 31, 2002 we had no troubled debt restructurings on accrual status, compared to less than $1 million at December 31, 2001, representing one residential one-to-four unit loan.

     Interest due on non-accrual loans, but excluded from interest income, was approximately $0.9 million for 2002, $3.2 million for 2001 and $1.8 million for 2000.

     Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 2002, the Bank had extended loans to two of its directors and their associates totaling $20 million. At December 31, 2001, the Bank had extended loans to two directors and their associates totaling $21 million. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2002 and 2001:

     (In Thousands)                      2002       2001
     --------------------------------------------------------
     Balance at beginning of period   $ 21,479    $ 23,067
     Additions ....................        445         508
     Repayments ...................     (1,760)     (2,096)
     --------------------------------------------------------
     Balance at end of period .....   $ 20,164    $ 21,479
     ========================================================

(6)  INVESTMENTS IN REAL ESTATE AND JOINT VENTURES

     Investments in real estate and joint ventures are summarized as follows:

                                                                          December 31,
                                                                     ------------------------
     (In Thousands)                                                     2002        2001
     ----------------------------------------------------------------------------------------
     Gross investments in real estate (1) .........................   $ 23,643    $ 44,429
     Accumulated depreciation .....................................     (5,673)     (7,495)
     Allowance for losses .........................................       (908)     (2,690)
     ----------------------------------------------------------------------------------------
        Investments in real estate ................................     17,062      34,244
     ----------------------------------------------------------------------------------------
     Investments in and interest bearing advances to joint ventures     16,703       3,806
     Note receivable from sale of land ............................        125         135
     ----------------------------------------------------------------------------------------
        Investments in joint ventures .............................     16,828       3,941
     ----------------------------------------------------------------------------------------
        Total investments in real estate and joint ventures .......   $ 33,890    $ 38,185
     ========================================================================================

     (1)  Included $0.9 million invested in low income housing.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of $1 million and general valuation allowances of less than $1 million, at December 31, 2002:

     (In Thousands)                                           California    Arizona     Total
     -------------------------------------------------------------------------------------------
     Shopping centers ......................................   $ 13,342    $  2,883   $ 16,225
     Residential (1) .......................................     17,554        --       17,554
     Land ..................................................        188        --          188
     Note receivable from sale of land .....................        125        --          125
     -------------------------------------------------------------------------------------------
        Total real estate before general valuation allowance   $ 31,209    $  2,883     34,092
     General valuation allowance ...........................                              (202)
     -------------------------------------------------------------------------------------------
     Net investment in real estate and joint ventures ......                          $ 33,890
     ===========================================================================================

     (1)  Included $0.9 million invested in low income housing.

     A summary of real estate and joint venture operations included in Downey's results of operations follows:

     (In Thousands)                                              2002        2001        2000
     ---------------------------------------------------------------------------------------------
     Wholly owned operations:
        Rental operations:
           Rental income ...................................   $  3,624    $  3,235    $  3,617
           Costs and expenses ..............................     (1,522)       (990)     (1,045)
     ---------------------------------------------------------------------------------------------
             Net rental operations .........................      2,102       2,245       2,572
        Net gains on sales of real estate ..................      1,200         129       2,981
        Reduction of losses on real estate .................        448         307         639
     ---------------------------------------------------------------------------------------------
           Total wholly owned operations ...................      3,750       2,681       6,192
     ---------------------------------------------------------------------------------------------
     Joint venture operations:
        Equity in net income from joint ventures ...........      5,476         736       3,224
        Provision for losses provided by DSL Service Company       --          --        (1,505)
     ---------------------------------------------------------------------------------------------
           Net joint venture operations ....................      5,476         736       1,719
     Interest from joint venture advances ..................      1,024         468         887
     ---------------------------------------------------------------------------------------------
        Total joint venture operations .....................      6,500       1,204       2,606
     ---------------------------------------------------------------------------------------------
           Total ...........................................   $ 10,250    $  3,885    $  8,798
     =============================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Activity in the allowance for losses on investments in real estate and joint ventures for 2002, 2001 and 2000 is as follows:

                                                     Real Estate     Shopping
                                                      Held for        Centers     Investments
                                                      or Under       Held for      In Joint
     (In Thousands)                                  Development    Investment     Ventures        Total
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 1999 ................   $ 1,062        $ 1,069        $  --         $ 2,131
     Provision for (reduction of) estimated losses      --             (639)         1,505           866
     Charge-offs .................................      --             --             --            --
     Recoveries ..................................      --             --             --            --
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 2000 ................     1,062            430          1,505         2,997
     Reduction of estimated losses ...............       (29)          (278)          --            (307)
     Charge-offs .................................      --             --             --            --
     Recoveries ..................................      --             --             --            --
     Transfers (1) ...............................      --            1,505         (1,505)         --
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 2001 ................     1,033          1,657           --           2,690
     Reduction of estimated losses ...............       (90)          (358)          --            (448)
     Charge-offs .................................      (840)          (494)          --          (1,334)
     Recoveries ..................................      --             --             --            --
     Transfers ...................................      --             --             --            --
     -----------------------------------------------------------------------------------------------------
     Balance at December 31, 2002 ................   $   103        $   805        $  --         $   908
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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Condensed financial information of joint ventures reported on the equity method is as follows:

     CONDENSED COMBINED BALANCE SHEETS - JOINT VENTURES
                                                                     December 31,
                                                                  --------------------
     (In Thousands)                                                 2002      2001
     ---------------------------------------------------------------------------------
     ASSETS
     Cash ......................................................   $ 4,071   $   725
     Projects under development ................................    44,170    10,817
     Completed projects ........................................      --       4,989
     Other assets ..............................................       574       592
     ---------------------------------------------------------------------------------
                                                                   $48,815   $17,123
     =================================================================================
     LIABILITIES AND EQUITY
     Liabilities:
        Notes payable to the Bank ..............................   $20,742   $ 6,642
        Notes payable to others ................................      --       3,407
        Other ..................................................     9,981     1,418
     Equity:
        DSL Service Company (1) ................................    16,828     3,941
        Allowance for losses recorded by DSL Service Company (2)      --        --
        Other partners (2) .....................................     1,264     1,715
     ---------------------------------------------------------------------------------
          Net equity ...........................................    18,092     5,656
     ---------------------------------------------------------------------------------
                                                                   $48,815   $17,123
     =================================================================================

     (1) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
     (2) The aggregate other partners' equity of $1 million and $2 million at December 31, 2002 and 2001, respectively, represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey's internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company's investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. No valuation allowances were required at both December 31, 2002 and 2001.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     CONDENSED COMBINED STATEMENTS OF OPERATIONS - JOINT VENTURES
     (In Thousands)                                           2002        2001        2000
     ------------------------------------------------------------------------------------------
     Real estate sales:
         Sales ..........................................   $ 38,520    $  1,009    $ 32,237
         Cost of sales ..................................    (26,758)       (333)    (26,021)
     ------------------------------------------------------------------------------------------
          Net gains on sales ............................     11,762         676       6,216
     ------------------------------------------------------------------------------------------
     Rental operations:
         Rental income ..................................        182       2,741       3,849
         Operating expenses .............................       (239)       (363)       (901)
         Interest, depreciation and other expenses ......     (2,056)     (2,165)     (3,131)
     ------------------------------------------------------------------------------------------
          Net income (loss) on rental operations ........     (2,113)        213        (183)
     ------------------------------------------------------------------------------------------
     Net income .........................................      9,649         889       6,033
     Less other partners' share of net income ...........      4,173         153       2,809
     ------------------------------------------------------------------------------------------
     DSL Service Company's share of net income ..........      5,476         736       3,224
     Provision for losses provided by DSL Service Company       --          --        (1,505)
     ------------------------------------------------------------------------------------------
     DSL Service Company's share of net income ..........   $  5,476    $    736    $  1,719
     ==========================================================================================

(7)  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     The type and amount of real estate acquired in settlement of loans is summarized as follows:

                                                               December 31,
                                                           --------------------
     (In Thousands)                                           2002      2001
     --------------------------------------------------------------------------
     Residential one-to-four units ......................   $ 9,681   $ 8,450
     Residential one-to-four units - subprime ...........     2,679     6,916
     --------------------------------------------------------------------------
        Total real estate acquired in settlement of loans   $12,360   $15,366
     ==========================================================================

     A summary of net operation of real estate acquired in settlement of loans included in Downey's results of operations follows:

     (In Thousands)                                                       2002       2001       2000
     ---------------------------------------------------------------------------------------------------
     Net gains on sales .............................................   $(2,231)   $(1,811)   $  (669)
     Net operating expense ..........................................     1,634      1,533      1,075
     Provision for estimated losses .................................       608        517        412
     ---------------------------------------------------------------------------------------------------
        Net operations of real estate acquired in settlement of loans   $    11    $   239    $   818
     ===================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(8)  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                      December 31,
                                                --------------------------
     (In Thousands)                                2002         2001
     ---------------------------------------------------------------------
     Land ....................................   $  25,808    $  25,282
     Building and improvements ...............      99,236       95,521
     Furniture, fixtures and equipment .......      88,602       78,444
     Construction in progress ................       1,119          662
     Other ...................................          62           62
     ---------------------------------------------------------------------
        Total premises and equipment .........     214,827      199,971
     Accumulated depreciation and amortization    (101,291)     (88,209)
     ---------------------------------------------------------------------
        Total premises and equipment, net ....   $ 113,536    $ 111,762
     =====================================================================

     Downey has obligations under long term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend. Rental expense was $3.8 million in 2002, $2.8 million in 2001 and $2.3 million in 2000. The following table summarizes future minimum rental commitments under noncancelable leases.

     (In Thousands)
     ---------------------------------------------
     2003 ............................   $ 4,347
     2004 ............................     3,766
     2005 ............................     3,392
     2006 ............................     2,786
     2007 ............................     1,755
     Thereafter (1) ..................     2,482
     ---------------------------------------------
        Total future lease commitments   $18,528
     =============================================

     (1) There are no lease commitments beyond the year 2011, though options to renew at that time are available.

(9)  FEDERAL HOME LOAN BANK STOCK

     The Bank's required investment in FHLB stock, based on December 31, 2002 financial data, was $108 million. The investment in FHLB stock amounted to $118 million and $113 million at December 31, 2002 and 2001, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(10) MORTGAGE SERVICING RIGHTS

     The following table summarizes the activity in mortgage servicing rights and its related allowance for the years indicated and other related financial data:

     (Dollars in Thousands)                                    2002            2001           2000
     ---------------------------------------------------------------------------------------------------
     Gross balance at beginning of period .............   $    65,630     $    46,214     $    34,266
     Additions ........................................        53,236          44,391          18,510
     Amortization .....................................       (14,435)         (9,813)         (5,968)
     Sales of mortgage servicing rights ...............        (1,354)         (7,826)           --
     Impairment write-down ............................       (12,493)         (7,336)           (594)
     ---------------------------------------------------------------------------------------------------
        Gross balance at end of period ................        90,584          65,630          46,214
     ---------------------------------------------------------------------------------------------------
     Allowance balance at beginning of period .........         8,735           5,483               3
     Provision for impairment .........................        36,613          10,588           6,074
     Impairment write-down ............................       (12,493)         (7,336)           (594)
     ---------------------------------------------------------------------------------------------------
        Allowance balance at end of period ............        32,855           8,735           5,483
     ---------------------------------------------------------------------------------------------------
        Total mortgage servicing rights, net ..........   $    57,729     $    56,895     $    40,731
     ===================================================================================================
     Estimated fair value (1) .........................   $    57,736     $    58,047     $    41,826
     Weighted average expected life (in months) .......            43              82              82
     Custodial account earnings rate ..................          1.61%           4.36%           6.35%
     Weighted average discount rate ...................          8.35            9.16            9.78
     ===================================================================================================
     AT PERIOD END
     Mortgage loans serviced for others:
        Total .........................................   $ 8,316,236     $ 5,805,811     $ 3,964,462
        With capitalized mortgage servicing rights (1):
           Amount .....................................     8,036,393       5,379,513       3,779,562
           Weighted average interest rate .............          6.51%           6.97%           7.56%
     ===================================================================================================
     Custodial escrow balances ........................   $    15,243     $    10,596     $     8,207
     ===================================================================================================

     (1) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.

     Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of mortgage servicing rights, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impact the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. Also summarized is the earnings impact associated with provisions for or reductions of the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans such as term and coupon. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

                                                               Expected       Value of
                                                              Prepayment      Custodial    Discount
     (Dollars in Thousands)                                     Speeds        Accounts       Rate      Combination
     -------------------------------------------------------------------------------------------------------------
     Increase rates 100 basis points:
       Increase (decrease) in fair value (1) ...............   $ 38,696      $  2,590     $ (4,770)    $ 38,025
       Reduction of (increase in) valuation allowance ......     31,504         2,584       (4,770)      31,667

     Decrease rates 100 basis points:
       Increase (decrease) in fair value (2) ...............    (20,693)       (3,232)       4,468      (23,191)
       Reduction of (increase in) valuation allowance ......    (20,693)       (3,232)       4,346      (23,191)
     =============================================================================================================

     (1)  The weighted-average expected life is 85 months.
     (2)  The weighted-average expected life is 26 months.

     The components of loan servicing loss included in Downey's results of operations are summarized as follows:

     (In Thousands)                       2002        2001        2000
     ----------------------------------------------------------------------
     Income from servicing operations   $ 11,419    $  9,028    $  8,414
     Amortization of MSRs ...........    (14,435)     (9,813)     (5,968)
     Provision for impairment .......    (36,613)    (10,588)     (6,074)
     ----------------------------------------------------------------------
       Total loan servicing loss, net   $(39,629)   $(11,373)   $ (3,628)
     ======================================================================

(11) OTHER ASSETS

     Other assets are summarized as follows:

                                                              December 31,
                                                          --------------------
     (In Thousands)                                          2002      2001
     -------------------------------------------------------------------------
     Accounts receivable ...............................   $ 3,819   $ 4,908
     Accrued interest receivable:
        Loans ..........................................    42,273    48,658
        Mortgage-backed securities .....................         9       601
        Investment securities ..........................     4,612     8,174
     Prepaid expenses ..................................    12,572    10,479
     Expected rate lock commitments ....................     5,386      --
     Designated forward sale contracts .................      --       4,332
     Excess of purchase price over fair value of
        assets acquired and liabilities assumed, net (1)     3,150     3,150
     Repossessed automobiles, net ......................         6        19
     Other .............................................     4,212     5,126
     -------------------------------------------------------------------------
        Total other assets .............................   $76,039   $85,447
     =========================================================================

     (1) During the fourth quarter of 2002, Downey adopted SFAS 147, which required Downey to cease the amortization of goodwill as of January 1, 2002 and to subject this asset to annual impairment testing. No impairment existed at December 31, 2002.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Upon the adoption of SFAS 147 on January 1, 2002, Downey ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001 and 2000. The following table shows the impact to net income on both an absolute and per share basis for 2002 and the pro forma effects of applying SFAS 142 to years 2001 and 2000.

     (In Thousands, Except Per Share Data)                                       2002         2001         2000
     --------------------------------------------------------------------------------------------------------------
     Amortization of excess cost over fair value of net assets acquired:
        Pretax .........................................................   $      --     $       457   $      462
        After-tax ......................................................          --             264          266
     Net income:
        As reported ....................................................       112,293       120,181       99,251
        Add back after-tax goodwill amortization .......................          --             264          266
     --------------------------------------------------------------------------------------------------------------
     Pro forma .........................................................   $   112,293   $   120,455   $   99,517
     ==============================================================================================================
     Earnings per share - Basic:
        As reported ....................................................   $      3.99   $      4.26   $     3.52
        Add back after-tax goodwill amortization .......................          --            0.01         0.01
     --------------------------------------------------------------------------------------------------------------
     Pro forma .........................................................   $      3.99$         4.27   $     3.53
     ==============================================================================================================
     Earnings per share - Diluted:
        As reported ....................................................   $      3.99   $      4.25   $     3.51
        Add back after-tax goodwill amortization .......................          --            0.01         0.01
     --------------------------------------------------------------------------------------------------------------
     Pro forma .........................................................   $      3.99   $      4.26   $     3.52
     ==============================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(12) DEPOSITS

     Deposits are summarized as follows:

                                                              December 31,
                                         -----------------------------------------------
                                                    2002                    2001
                                         -----------------------------------------------
                                           Weighted               Weighted
                                            Average                Average
     (Dollars in Thousands)                  Rate       Amount      Rate       Amount
     -----------------------------------------------------------------------------------
     Transaction accounts:
        Non-interest-bearing checking .      --  %   $  388,376     --  %   $  263,165
        Interest-bearing checking (1) .      0.25       422,417     0.35       423,776
        Money market ..................      1.37       120,105     2.01       108,747
        Regular passbook ..............      1.70     3,639,798     2.46     2,131,048
     -----------------------------------------------------------------------------------
           Total transaction accounts .      1.41     4,570,696     1.92     2,926,736
     Certificates of deposit:
        Less than 2.00% ...............      1.57       919,864     1.94        99,654
        2.00-2.49 .....................      2.28       401,657     2.30       556,075
        2.50-2.99 .....................      2.79       528,557     2.74       315,125
        3.00-3.49 .....................      3.38     1,188,078     3.20       458,511
        3.50-3.99 .....................      3.89       700,250     3.84       532,634
        4.00-4.49 .....................      4.25       374,424     4.22       892,517
        4.50-4.99 .....................      4.80       473,399     4.76       555,885
        5.00 and greater ..............      5.63        81,425     5.94     2,282,429
     -----------------------------------------------------------------------------------
          Total certificates of deposit      3.19     4,667,654     4.54     5,692,830
     -----------------------------------------------------------------------------------
            Total deposits ............      2.31%   $9,238,350     3.65%   $8,619,566
     ===================================================================================

     (1)  Included amounts swept into money market accounts.

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $1.6 billion and $2.4 billion at December 31, 2002 and 2001, respectively.

     At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

                                   Weighted
     (Dollars in Thousands)      Average Rate      Amount
     -------------------------------------------------------
     2003 .................        2.92%        $3,534,174
     2004 .................        3.04            377,890
     2005 .................        4.18            250,080
     2006 .................        4.72            134,257
     2007 .................        4.68            371,253
     Thereafter ...........        --                 --
     -------------------------------------------------------
        Total .............        3.19%        $4,667,654
     -------------------------------------------------------

     The weighted average cost of deposits averaged 2.79%, 4.88% and 5.20% during 2002, 2001 and 2000, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     At December 31, 2002 and 2001 public funds of approximately $1 million and $3 million, respectively, are secured by mortgage loans with a carrying value of approximately $2 million and $4 million, respectively.

     Interest expense on deposits by type is summarized as follows:

     (In Thousands)                        2002       2001       2000
     --------------------------------------------------------------------
     Interest-bearing checking (1) ...   $  1,391   $  2,057   $  3,520
     Money market ....................      1,929      2,436      2,544
     Regular passbook ................     69,113     34,553     27,841
     Certificate accounts ............    172,108    385,809    345,398
     --------------------------------------------------------------------
        Total deposit interest expense   $244,541   $424,855   $379,303
     ====================================================================

     (1)  Included amounts swept into money market deposit accounts.

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $1 million at December 31, 2002 and $2 million at December 31, 2001.

(13) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

     (Dollars in Thousands)                                           2002            2001        2000
     ------------------------------------------------------------------------------------------------------
     Balance at year end .......................................   $   --          $   --     $     --
     Average balance outstanding during the year ...............      7,494            --            753
     Maximum amount outstanding at any month-end during the year    182,358            --         39,250
     Weighted average interest rate during the year ............       1.86%         --   %         6.10%
     Weighted average interest rate at year end ................       --            --            --
     ======================================================================================================

     The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

(14) FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     FHLB advances are summarized as follows:

     (Dollars in Thousands)                                           2002          2001          2000
     -------------------------------------------------------------------------------------------------------
     Balance at year end .......................................   $1,624,084    $1,522,705    $1,978,348
     Average balance outstanding during the year ...............    1,403,268     1,216,495     2,117,787
     Maximum amount outstanding at any month-end during the year    1,687,431     1,763,677     2,460,276
     Weighted average interest rate during the year ............         4.33%         5.40%         6.15%
     Weighted average interest rate at year end ................         3.88          3.73          6.26
     As of year end secured by:
        Loans receivable .......................................   $1,860,292    $1,791,068    $2,222,863
     =======================================================================================================

     In addition to the collateral securing existing advances, Downey had an additional $2.4 billion in loans available at the FHLB as collateral for any future advances as of December 31, 2002.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     FHLB advances have the following maturities at December 31, 2002:

     (In Thousands)
     -------------------------------------
     2003 ..............      $  413,934
     2004 ..............         194,100
     2005 ..............         415,750
     2006 ..............          76,300
     2007 ..............          65,000
     Thereafter ........         459,000
     -------------------------------------
        Total ..........      $1,624,084
     =====================================

     Other borrowings are summarized as follows:

                                                                                           December 31,
                                                                                   ---------------------------
     (Dollars in Thousands)                                                             2002          2001
     ---------------------------------------------------------------------------------------------------------
     Long-term notes payable to banks, secured by real estate and mortgage loans with a carrying value of $239 at December 31, 2001, bearing an interest
        rate of 7.88% ..........................................................   $      --      $      7
     =========================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(15) INCOME TAXES

     Current income taxes payable were $9 million and $5 million at December 31, 2002 and 2001, respectively.

     Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

                                                                       December 31,
                                                                 -------------------------
     (In Thousands)                                                  2002         2001
     -------------------------------------------------------------------------------------
     Deferred tax liabilities:
         Mortgage servicing rights, net of allowances .........   $  25,595    $  25,193
         Deferred loan costs ..................................      25,546         --
         Tax reserves in excess of base year ..................      20,067       22,115
         FHLB stock dividends .................................      15,739       12,900
         Deferred loan fees ...................................       9,102        7,720
         Depreciation on premises and equipment ...............       2,775        2,290
         Equity in joint ventures .............................       2,613        2,424
         Unrealized gains on investment securities ............         880          357
         Fair value adjustment on loans held for sale .........        --            533
     -------------------------------------------------------------------------------------
            Total deferred tax liabilities ....................     102,317       73,532
     -------------------------------------------------------------------------------------
     Deferred tax assets:
         Loan valuation allowances, net of bad debt charge-offs     (16,136)     (18,396)
         California franchise tax .............................      (6,777)      (7,173)
         Deferred compensation ................................      (2,073)      (2,126)
         Derivative instrument adjustment .....................      (1,924)        (533)
         Fair value adjustment on loans held for sale .........      (1,606)        --
         Real estate and joint venture valuation allowances ...        (332)      (1,100)
         Other deferred income items ..........................      (3,389)      (2,779)
     -------------------------------------------------------------------------------------
            Total deferred tax assets .........................     (32,237)     (32,107)
     Deferred tax assets valuation allowance ..................        --           --
     -------------------------------------------------------------------------------------
     Net deferred tax liability ...............................   $  70,080    $  41,425
     =====================================================================================

     Deferred loan costs include refund claims of $23 million filed by the Bank related to loan origination costs that were originally capitalized in prior years, and would be deductible under the claims. After initially allowing the refunds, the Internal Revenue Service has stated its intent to challenge the deductibility of these costs. The Bank has not recorded these amounts as a reduction to income taxes, and has provided deferred taxes to cover the potential disallowance of the claims.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Income taxes are summarized as follows:

     (In Thousands)                         2002      2001      2000
     ------------------------------------------------------------------
     Federal:
          Current .....................   $33,290   $59,288   $48,714
          Deferred ....................    27,785     6,071     5,567
     ------------------------------------------------------------------
             Total federal income taxes   $61,075   $65,359   $54,281
     ==================================================================
     State:
          Current .....................   $19,380   $20,493   $16,214
          Deferred ....................     1,738     2,317     2,563
     ------------------------------------------------------------------
             Total state income taxes .   $21,118   $22,810   $18,777
     ==================================================================
     Total:
          Current .....................   $52,670   $79,781   $64,928
          Deferred ....................    29,523     8,388     8,130
     ------------------------------------------------------------------
             Total income taxes .......   $82,193   $88,169   $73,058
     ==================================================================

     A reconciliation of income taxes to the expected statutory federal corporate income taxes follows:

                                                              2002                 2001                  2000
                                                       ----------------------------------------------------------------
     (Dollars in Thousands)                             Amount    Percent    Amount    Percent     Amount    Percent
     ------------------------------------------------------------------------------------------------------------------
     Expected statutory income taxes ...............   $68,070     35.0%    $72,922     35.0%     $60,308     35.0%
     California franchise tax, net of federal income
        tax benefit ................................    13,727      7.1      14,827      7.1       12,206      7.1
     Increase resulting from other items ...........       396      0.2         420      0.2          544      0.3
     ------------------------------------------------------------------------------------------------------------------
     Income taxes ..................................   $82,193     42.3%    $88,169     42.3%     $73,058     42.4%
     ==================================================================================================================

     Downey made income and franchise tax payments, net of refunds, amounting to $73.5 million, $78.0 million and $73.7 million in 2002, 2001 and 2000, respectively.

     Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey's tax returns for all tax years through 1997. Management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in the years subsequent to 1997, which remain open to review.

(16) CAPITAL SECURITIES

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

(17) STOCKHOLDERS' EQUITY

     REGULATORY CAPITAL

     Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2002 and 2001.

                                                                       Under Prompt Corrective Action Provisions
                                                                  ------------------------------------------------------
                                                                     To Be Adequately               To Be Well
                                                 Actual                Capitalized                  Capitalized
                                          ----------------------  -----------------------    ---------------------------
     (Dollars in Thousands)                 Amount     Ratio        Amount      Ratio          Amount         Ratio
     -------------------------------------------------------------------------------------------------------------------
     2002
         Risk-based capital
           (to risk-weighted assets) ..    $859,445   14.08%        $488,318    8.00%         $610,398       10.00%
         Core capital
           (to adjusted assets) .......     824,965    6.92          357,478    3.00           595,797        5.00
         Tangible capital
           (to adjusted assets) .......     824,965    6.92          178,739    1.50              --          --     (1)
         Tier I capital
           (to risk-weighted assets) ..     824,965   13.52             --      --   (1)       366,239        6.00
     ===================================================================================================================
     2001
         Risk-based capital
           (to risk-weighted assets) ..    $819,875   14.53%        $451,295    8.00%         $564,119       10.00%
         Core capital
           (to adjusted assets) .......     784,267    7.10          331,544    3.00           552,574        5.00
         Tangible capital
           (to adjusted assets) .......     784,267    7.10          165,772    1.50              --          --     (1)
         Tier I capital
           (to risk-weighted assets) ..     784,267   13.90             --      --   (1)       338,471        6.00
     ===================================================================================================================

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     As of December 31, 2002, the Bank had the capacity to declare a dividend totaling $237 million without obtaining prior OTS approval.

     TREASURY STOCK

     On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of Downey's common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at the discretion of Downey, and will also be contingent upon Downey's overall financial condition, as well as market conditions in general. Since July 25, 2002, 306,300 shares of Downey's common stock have been repurchased at an aggregate cost of $39.73 per share. No shares were reissued during the year, leaving $38 million available for future purchases.

     EMPLOYEE STOCK OPTION PLANS

     During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank's common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank's common stock. At December 31, 2002, the Bank had 306,300 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

     No shares were granted under the LTIP since 1998.

     Options outstanding under the LTIP at December 31, 2002 and 2001 are summarized as follows:

                                  Outstanding Options
                              ---------------------------
                                 Number        Average
                                   of          Option
                                 Shares         Price
     ----------------------------------------------------
     December 31, 1999 .....    200,750    $   20.66
     Options granted .......       --        --
     Options exercised .....    (57,332)       14.91
     Options canceled ......        --        --
     ----------------------------------------------------
     December 31, 2000 .....    143,418        22.96
     Options granted .......       --        --
     Options exercised .....     (7,307)       22.01
     Options canceled ......    (15,922)       25.44
     ----------------------------------------------------
     December 31, 2001 .....    120,189        22.69
     Options granted .......       --        --
     Options exercised .....    (21,974)       17.83
     Options canceled ......     (5,740)       25.44
     ----------------------------------------------------
     December 31, 2002 .....     92,475    $   23.67
     ====================================================

     Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     At December 31, 2002, options for 92,475 shares were outstanding at a weighted average remaining contractual life of five years, of which 76,583 options were exercisable at a weighted average option price per share of $23.31 and 131,851 shares were available for future grants under the LTIP. At December 31, 2001 and 2000, options of 82,667 and 71,214, respectively, were exercisable at a weighted average option price per share of $21.44 and $20.45, respectively.

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

     (In Thousands, Except Per Share Data)                    2002           2001          2000
     -----------------------------------------------------------------------------------------------
     Net income:
          As reported ................................   $   112,293    $   120,181    $   99,251
          Stock based compensation expense, net of tax           (13)           (36)          (79)
     -----------------------------------------------------------------------------------------------
          Pro forma ..................................       112,280        120,145        99,172
     Earnings per share - Basic:
          As reported ................................   $      3.99    $      4.26    $     3.52
          Pro forma ..................................          3.99           4.26          3.52
     Earnings per share - Diluted:
          As reported ................................          3.99           4.25          3.51
          Pro forma ..................................          3.99           4.25          3.51
     ===============================================================================================

(18) EARNINGS PER SHARE

     Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. A reconciliation of the components used to derive basic and diluted earnings per share for 2002, 2001 and 2000 follows:

                                                          Net      Weighted Average     Per Share
     (Dollars in Thousands, Except Per Share Data)      Income    Shares Outstanding     Amount
     ---------------------------------------------------------------------------------------------
     2002:
        Basic earnings per share .......             $  112,293       28,128,013        $   3.99
        Effect of dilutive stock options                   --             45,646              --
     ---------------------------------------------------------------------------------------------
            Diluted earnings per share .             $  112,293       28,173,659        $   3.99
     =============================================================================================
     2001:
        Basic earnings per share .......             $  120,181       28,211,587        $   4.26
        Effect of dilutive stock options                   --             59,516            0.01
     ---------------------------------------------------------------------------------------------
            Diluted earnings per share .             $  120,181       28,271,103        $   4.25
     =============================================================================================
     2000:
        Basic earnings per share .......             $   99,251       28,177,152        $   3.52
        Effect of dilutive stock options                   --             48,399            0.01
     ---------------------------------------------------------------------------------------------
            Diluted earnings per share .             $   99,251       28,225,551        $   3.51
     =============================================================================================

     There were no options excluded from the computation of earnings per share due to anti-dilution.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(19) EMPLOYEE BENEFIT PLANS

     RETIREMENT AND SAVINGS PLAN

     Downey amended its profit sharing plan (the "Plan") and restated it in its entirety as of October 1, 1997. The Plan continues to qualify as both a profit sharing plan and a qualified cash or deferred arrangement under Internal Revenue Code Sections 401 (a) and 401 (k). Under the Plan, all employees of Downey are eligible to participate provided they are 18 years of age and have completed one year of service. Participants may contribute up to 15% of their compensation each year, subject to limitations and provisions in the Plan. Downey makes a matching contribution equal to 50% of the participant's pretax contributions which do not exceed 6% of the participant's annual compensation.

     Prior to January 1, 2002, all employees of Downey were eligible to participate provided they were 21 years of age and had completed one year of service. Participants could contribute up to 15% of their compensation each year, subject to limitations and provisions in the Plan. Downey made a matching contribution equal to 25% of the participant's pretax
     contributions  which  did  not  exceed  4%  of  the  participant's   annual
     compensation. In addition, Downey made an annual discretionary profit sharing contribution to the Plan based on Downey's net income. Allocation of the discretionary contribution was based on points credited to each eligible participant and salary. Points were credited based on the employee's age and vested years of service.

     Downey's contributions to the Plan totaled $1.6 million for 2002, compared to $2.4 million in 2001 and $2.0 million in 2000.

     Downey has a Deferred Compensation Plan for key management employees and directors. The Deferred Compensation Plan is considered to be an essential element in a comprehensive competitive benefits package designed to attract and retain individuals who contribute to the success of Downey. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. As of December 31, 2002, 93 management employees and eight directors are eligible to participate in the program. During 2002, 16 management employees and one director elected to defer compensation pursuant to the plan. Downey's expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception. At December 31, 2002, the associated liability was $2.1 million.

     GROUP BENEFIT PLAN

     Downey provides certain health and welfare benefits for active employees under a cafeteria plan (the "Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey's expense for health and welfare benefits was $5.8 million, $4.3 million and $3.9 million in 2002, 2001 and 2000, respectively.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(20) COMMITMENTS, CONTINGENCIES AND HEDGING ACTIVITIES (RISK MANAGEMENT)

     DERIVATIVES

     Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, a certain number of commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At December 31, 2002, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $615 million, with an estimated fair value gain of $12.3 million, of which $6.9 million was associated with mortgage servicing rights not recognized in the financial statements until the expected loans are sold.

     HEDGING ACTIVITIES

     As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts--derivatives--that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. Downey does not generally enter into derivative transactions for purely speculative purposes. Contracts designated to loans held for sale are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated to loans held for sale and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At December 31, 2002, the notional amount of forward sale contracts amounted to $1.2 billion, with an estimated fair value loss of $12.5 million, of which $624 million were designated as cash flow hedges. The notional amount of forward purchase contracts amounted to $50 million, with an estimated fair value gain of $0.6 million that partially offsets the loss on our forward sale contracts not designated to loans held for sale.

     Downey  has  not   discontinued  any  designated   derivative   instruments
     associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect as adopted on January 1, 2001), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the years indicated. Also shown is the notional amount of expected rate lock commitment derivatives for loans originated for sale, loans held for sale and the notional amounts for their associated hedging derivatives (i.e., forward sale contracts).

                                                                             December 31,
                                                                     ---------------------------
     (In Thousands)                                                       2002         2001
     -------------------------------------------------------------------------------------------
     Net gains (losses) on non-qualifying hedge transactions .......   $   6,098    $  (5,964)
     Net losses on qualifying cash flow hedge transactions:
        Unrealized hedge ineffectiveness ...........................        --           (467)
        Less reclassification of realized hedge ineffectiveness ....        --            467
     -------------------------------------------------------------------------------------------
           Total net gains (losses) recognized in sales of loans and
             mortgage-backed securities (SFAS 133 effect) ..........       6,098       (5,964)
     Other comprehensive loss ......................................      (1,895)        (727)
     ===========================================================================================
     NOTIONAL AMOUNT AT PERIOD END
     Non-qualifying hedge transactions:
        Expected rate lock commitments .............................   $ 614,592    $ 269,315
        Associated forward sale contracts ..........................     624,062      278,319
        Associated forward purchase contracts ......................      50,000         --
     Qualifying cash flow hedge transactions:
        Loans held for sale, at lower of cost or fair value ........     652,052      499,024
        Associated forward sale contracts ..........................     623,975      508,706
     ===========================================================================================

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

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     Downey utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans, commitments to sell or purchase loans and mortgage-backed securities, letters of credit, lines of credit and loans in process. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

     Downey uses the same credit policies in making commitments to originate loans, lines of credit and letters of credit as it does for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. Downey controls the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The following is a summary of commitments and contingent liabilities with off-balance sheet risk:

                                                                      December 31,
                                                                 ----------------------
     (In Thousands)                                                 2002        2001
     ----------------------------------------------------------------------------------
     Commitments to originate loans held for investment:
         Adjustable ...........................................   $249,121   $322,209
         Fixed ................................................        716       --
     Undisbursed loan funds and unused lines of credit ........    189,283    137,151
     Standby letters of credit and other contingent liabilities      2,662      2,640
     ==================================================================================

     Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer's creditworthiness on a case-by-case basis. Undisbursed loan funds and unused lines of credit include home equity lines of credit and funds not disbursed, but committed to construction and commercial lending by the Bank.

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

     In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. The effect of these swaps serve to reduce Downey's interest rate risk between repricing assets and liabilities. At December 31, 2002, no swap contracts were outstanding.

     LITIGATION

     Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     DERIVATIVE ASSETS AND LIABILITIES

     Fair values for expected rate lock commitments and loan forward sale and purchase contracts are based on observable market prices acquired from third parties.

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

     CAPITAL SECURITIES

     Fair value is based upon the closing stock price published in financial information services or newspapers.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     Outstanding commitments to originate loans and mortgage-backed securities held for investment, unused lines of credit, standby letters of credit and other contingent liabilities are essentially carried at zero with a fair value of approximately $7 million. See Note 20 on page 101, for information concerning the notional amount of such financial instruments.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     Based on the above methods and assumptions, the following table presents the estimated fair value of Downey's financial instruments:

                                                             December 31, 2002            December 31, 2001
                                                        ---------------------------------------------------------
                                                           Carrying      Estimated      Carrying      Estimated
     (In Thousands)                                       Amount (1)    Fair Value     Amount (1)    Fair Value
     ------------------------------------------------------------------------------------------------------------
     ASSETS:
     Cash ...........................................   $   123,524   $   123,524   $   106,079   $   106,079
     Federal funds ..................................         2,555         2,555        37,001        37,001
     U.S. Government and agency obligations and other
         investment securities available for sale ...       457,797       457,797       402,355       402,355
     Municipal securities held to maturity ..........         6,216         6,202         6,388         6,373
     Loans held for sale (2) ........................       652,052       668,336       499,024       506,989
     Mortgage-backed securities available for sale ..         2,253         2,253       118,981       118,981
     Loans receivable held for investment:
         Loans secured by real estate:
           Residential:
             Adjustable .............................     9,888,816    10,040,990     8,913,248     9,113,797
             Fixed ..................................       223,625       227,344       353,107       359,627
           Other ....................................       135,835       143,978       160,557       171,726
         Non-mortgage loans:
           Commercial ...............................         7,063         7,780        12,951        13,547
           Consumer .................................        67,298        68,882        74,545        76,313
     Interest-bearing advances to joint ventures ....        17,734        17,734         3,186         3,186
     Federal Home Loan Bank stock ...................       117,563       117,563       113,139       113,139
     Expected rate lock commitments (3) .............         5,386        17,423          --            --
     Designated forward sale contracts ..............          --            --           4,332         4,332
     MSRs and loan servicing portfolio (4) ..........        57,729        58,168        56,895        58,880

     LIABILITIES:
     Deposits:
         Transaction accounts .......................     4,570,696     4,570,696     2,926,736     2,926,736
         Certificates of deposit ....................     4,667,654     4,705,950     5,692,830     5,700,465
     Expected rate lock commitments (3) .............          --            --             600        (1,888)
     Undesignated loan forward sale and purchase
         contracts, net .............................         4,173         4,173           630           630
     Designated forward sale contracts ..............         7,711         7,711          --            --
     Borrowings .....................................     1,624,084     1,681,488     1,522,712     1,483,749
     Capital securities .............................       120,000       128,640       120,000       123,840
     ============================================================================================================

     (1) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
     (2) Included capitalized basis adjustment reflecting the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
     (3) The estimated fair value included mortgage servicing rights totaling $6.9 million at December 31, 2002 and $3.1 million at December 31,
          2001 not to be recognized in the financial statements until the expected loans are sold.
     (4) The estimated fair value included mortgage servicing rights acquired prior to January 1, 1996 when Downey began capitalizing the asset.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(22) BUSINESS SEGMENT REPORTING

     Downey views its business as consisting of two reportable business segments--banking and real estate investment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies on page 72. Downey evaluates performance based on the net income generated by each segment. Internal expense allocations between segments are independently negotiated and, where possible, service and price is measured against comparable services available in the external marketplace.

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

     DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping center and residential developments, most of which are located in California.

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

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     OPERATING RESULTS AND ASSETS

     The following table presents the operating results and selected financial data by major business segments for 2002, 2001 and 2000:

                                                                        Real Estate
     (In Thousands)                                        Banking       Investment    Elimination      Totals
     -------------------------------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31, 2002
     Net interest income .............................   $   315,353   $        45    $      --      $   315,398
     Provision for loan losses .......................           939          --             --              939
     Other income ....................................        55,051        11,631           --           66,682
     Operating expense ...............................       185,859           796           --          186,655
     Net intercompany income (expense) ...............           343          (343)          --             --
     -------------------------------------------------------------------------------------------------------------
     Income before income taxes ......................       183,949        10,537           --          194,486
     Income taxes ....................................        77,875         4,318           --           82,193
     -------------------------------------------------------------------------------------------------------------
        Net income ...................................   $   106,074   $     6,219    $      --      $   112,293
     =============================================================================================================
     AT DECEMBER 31, 2002
     Assets:
         Loans and mortgage-backed securities ........   $10,976,942   $      --      $      --      $10,976,942
         Investments in real estate and joint ventures          --          33,890           --           33,890
         Other .......................................       995,470        14,174        (42,325)       967,319
     -------------------------------------------------------------------------------------------------------------
            Total assets .............................    11,972,412        48,064        (42,325)    11,978,151
     -------------------------------------------------------------------------------------------------------------
     Equity ..........................................   $   823,104   $    42,325    $   (42,325)   $   823,104
     =============================================================================================================
     YEAR ENDED DECEMBER 31, 2001
     Net interest income (expense) ...................   $   305,573   $        (3)   $      --      $   305,570
     Provision for loan losses .......................         2,564          --             --            2,564
     Other income ....................................        63,340         5,196           --           68,536
     Operating expense ...............................       159,604         3,588           --          163,192
     Net intercompany income (expense) ...............           369          (369)          --             --
     -------------------------------------------------------------------------------------------------------------
     Income before income taxes ......................       207,114         1,236           --          208,350
     Income taxes ....................................        87,660           509           --           88,169
     -------------------------------------------------------------------------------------------------------------
         Net income ..................................   $   119,454   $       727    $      --      $   120,181
     =============================================================================================================
     AT DECEMBER 31, 2001
     Assets:
         Loans and mortgage-backed securities ........   $10,132,413   $      --      $      --      $10,132,413
         Investments in real estate and joint ventures          --          38,185           --           38,185
         Other .......................................       966,942         2,003        (34,513)       934,432
     -------------------------------------------------------------------------------------------------------------
            Total assets .............................    11,099,355        40,188        (34,513)    11,105,030
     -------------------------------------------------------------------------------------------------------------
     Equity ..........................................   $   733,896   $    34,513    $   (34,513)   $   733,896
     =============================================================================================================
     YEAR ENDED DECEMBER 31, 2000
     Net interest income .............................   $   262,232   $       243    $      --      $   262,475
     Provision for loan losses .......................         3,251          --             --            3,251
     Other income ....................................        41,406         9,148           --           50,554
     Operating expense ...............................       135,996         1,473           --          137,469
     Net intercompany income (expense) ...............           397          (397)          --             --
     -------------------------------------------------------------------------------------------------------------
     Income before income taxes ......................       164,788         7,521           --          172,309
     Income taxes ....................................        69,966         3,092           --           73,058
     -------------------------------------------------------------------------------------------------------------
         Net income ..................................   $    94,822   $     4,429    $      --      $    99,251
     =============================================================================================================
     AT DECEMBER 31, 2000
     Assets:
         Loans and mortgage-backed securities ........   $10,084,353   $      --      $      --      $10,084,353
         Investments in real estate and joint ventures          --          17,641           --           17,641
         Other .......................................       806,201         3,584        (17,916)       791,869
     -------------------------------------------------------------------------------------------------------------
            Total assets .............................    10,890,554        21,225        (17,916)    10,893,863
     -------------------------------------------------------------------------------------------------------------
     Equity ..........................................   $   624,636   $    17,916    $   (17,916)   $   624,636
     =============================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data are presented below by quarter for the years ended December 31, 2002 and 2001:

                                                            December 31,  September 30,  June 30,    March 31,
     (In Thousands, Except Per Share Data)                      2002          2002         2002        2002
     ----------------------------------------------------------------------------------------------------------
     Total interest income ................................   $ 158,291   $ 154,924    $ 153,425    $ 166,398
     Total interest expense ...............................      74,938      77,952       78,297       86,453
     ----------------------------------------------------------------------------------------------------------
        Net interest income ...............................      83,353      76,972       75,128       79,945
     Provision for (reduction of) loan losses .............         127         471       (1,106)       1,447
     ----------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses      83,226      76,501       76,234       78,498
     Total other income (loss), net .......................      35,993      (4,766)       4,102       31,353
     Total operating expense ..............................      50,026      46,489       45,023       45,117
     ----------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................      69,193      25,246       35,313       64,734
     Income taxes .........................................      29,221      10,678       14,938       27,356
     ----------------------------------------------------------------------------------------------------------
     Net income ...........................................   $  39,972   $  14,568    $  20,375    $  37,378
     ==========================================================================================================
     Net income per share:
        Basic .............................................   $    1.43   $    0.52    $    0.72    $    1.32
        Diluted ...........................................        1.43        0.52         0.72         1.32
     ==========================================================================================================
     Market range:
        High bid ..........................................   $   41.55   $   49.25    $   55.56    $   48.83
        Low bid ...........................................       31.32       33.34        46.70        41.84
        End of period .....................................       39.00       34.25        47.30        45.60
     ==========================================================================================================
                                                            December 31,  September 30,  June 30,    March 31,
                                                                2001          2001         2001        2001
     ----------------------------------------------------------------------------------------------------------
     Total interest income ................................   $ 183,484   $ 193,696    $ 211,235    $ 219,966
     Total interest expense ...............................     103,769     120,249      134,989      143,804
     ----------------------------------------------------------------------------------------------------------
        Net interest income ...............................      79,715      73,447       76,246       76,162
     Provision for loan losses ............................       1,290         791          431           52
     ----------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses      78,425      72,656       75,815       76,110
     Total other income, net ..............................      33,170       7,070       22,283        6,013
     Total operating expense ..............................      43,866      41,935       40,141       37,250
     ----------------------------------------------------------------------------------------------------------
     Income before income taxes ...........................      67,729      37,791       57,957       44,873
     Income taxes .........................................      28,633      16,025       24,502       19,009
     ----------------------------------------------------------------------------------------------------------
     Net income ...........................................   $  39,096   $  21,766    $  33,455    $  25,864
     ==========================================================================================================
     Net income per share:
        Basic .............................................   $    1.39   $    0.77    $    1.18    $    0.92
        Diluted ...........................................        1.39        0.77         1.18         0.91
     ==========================================================================================================
     Market range:
        High bid ..........................................   $   44.46   $   58.81    $   48.85    $   54.31
        Low bid ...........................................       32.98       40.61        41.44        39.45
        End of period .....................................       41.25       44.13        47.26        45.30
     ==========================================================================================================

     Variation in total other income (loss) was primarily due to changes in the valuation allowance for mortgage servicing rights and net gains on sales of loans and mortgage-backed securities.

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

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

     CONDENSED BALANCE SHEETS
                                                  December 31,
                                           -----------------------
     (In Thousands)                            2002        2001
     -------------------------------------------------------------
     ASSETS
     Cash ................................   $     11   $     12
     Due from Bank - interest bearing ....     65,360     22,215
     Investment in subsidiaries:
        Bank .............................    873,851    827,381
        Downey Financial Capital Trust I .      3,711      3,711
        Downey Affiliated Insurance Agency        207        204
     Other assets ........................      4,859      5,183
     -------------------------------------------------------------
                                             $947,999   $858,706
     =============================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Junior subordinated debentures ......   $123,711   $123,711
     Accounts payable and accrued expenses      1,184      1,099
     -------------------------------------------------------------
        Total liabilities ................    124,895    124,810
     Stockholders' equity ................    823,104    733,896
     -------------------------------------------------------------
                                             $947,999   $858,706
     =============================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     CONDENSED STATEMENTS OF INCOME
     AND OTHER COMPREHENSIVE INCOME
                                                                             Years Ended December 31,
                                                                       -------------------------------------
     (In Thousands)                                                       2002         2001         2000
     -------------------------------------------------------------------------------------------------------
     INCOME
     Dividends from the Bank .......................................   $  71,984    $  21,984    $  21,985
     Interest income ...............................................         634          700          933
     Other income ..................................................          59           59           59
     -------------------------------------------------------------------------------------------------------
        Total income ...............................................      72,677       22,743       22,977
     -------------------------------------------------------------------------------------------------------
     EXPENSE
     Interest expense ..............................................      12,163       12,163       12,163
     General and administrative expense ............................         981          940          816
     -------------------------------------------------------------------------------------------------------
        Total expense ..............................................      13,144       13,103       12,979
     -------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
        NET INCOME OF SUBSIDIARIES .................................      59,533        9,640        9,998
     Income tax benefit ............................................       5,104        5,061        4,895
     -------------------------------------------------------------------------------------------------------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
        OF SUBSIDIARIES ............................................      64,637       14,701       14,893
     Equity in undistributed net income of subsidiaries ............      47,656      105,480       84,358
     -------------------------------------------------------------------------------------------------------
        NET INCOME .................................................     112,293      120,181       99,251
     -------------------------------------------------------------------------------------------------------
     OTHER COMPREHENSIVE INCOME (LOSS), NET OF
        INCOME TAXES (BENEFITS)
     Unrealized gains (losses) on securities available for sale:
        U.S. Treasury securities, agency obligations and other
           investment securities available for sale, at fair value .          61          705        2,032
        Mortgage-backed securities available for sale, at fair value         935         (714)         173
        Less reclassification of realized (gains) losses
           included in net income ..................................        (284)        (190)          50
     Unrealized losses on cash flow hedges:
        Net derivative instruments .................................     (11,434)      (5,981)        --
        Less reclassification of realized losses
           included in net income ..................................       9,539        5,254         --
     -------------------------------------------------------------------------------------------------------
     Total other comprehensive income (loss), net of
        income taxes (benefits) ....................................      (1,183)        (926)       2,255
     -------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME ..........................................   $ 111,110    $ 119,255    $ 101,506
     =======================================================================================================

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     CONDENSED STATEMENTS OF CASH FLOWS
                                                                  Years Ended December 31,
                                                            --------------------------------------
     (In Thousands)                                            2002         2001         2000
     ---------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .........................................   $ 112,293    $ 120,181    $  99,251
     Equity in undistributed net income of subsidiaries .     (47,656)    (105,480)     (84,358)
     Increase (decrease) in liabilities .................          85           30         (639)
     (Increase) decrease in other, net ..................         324         (155)         (13)
     ---------------------------------------------------------------------------------------------
        Net cash provided by operating activities .......      65,046       14,576       14,241
     ---------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in due from Bank - interest bearing .......     (43,145)      (4,580)      (4,949)
     ---------------------------------------------------------------------------------------------
        Net cash used for investing activities ..........     (43,145)      (4,580)      (4,949)
     ---------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of stock options ..........................         392          161          855
     Dividends on common stock ..........................     (10,124)     (10,156)     (10,143)
     Purchase of treasury stock .........................     (12,170)        --           --
     ---------------------------------------------------------------------------------------------
        Net cash used for financing activities ..........     (21,902)      (9,995)      (9,288)
     ---------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents          (1)           1            4
     Cash and cash equivalents at beginning of period ...          12           11            7
     ---------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $      11    $      12    $      11
     =============================================================================================

(25) SALE OF SUBSIDIARY

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Proposal 1. Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, and is incorporated herein by this reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information included under the captions "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. These documents are listed in the Index to Consolidated Financial Statements under Item 8.

     2. Financial Statement Schedules. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K during the last quarter of 2002.

     1. Form 8-K filed October 16, 2002, with respect to a press release reporting results of operations for the three and nine months ended September 30, 2002.

     2. Form 8-K filed November 18, 2002, with respect to a press release reporting monthly selected financial data for the thirteen months ended October 31, 2002.

     3. Form 8-K filed December 17, 2002, with respect to a press release reporting monthly selected financial data for the thirteen months ended November 30, 2002.

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

  EXHIBIT
   NUMBER                                                        DESCRIPTION

     10.6 (2) Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

     10.10(1)  Founder  Retirement  Agreement  of  Maurice L.  McAlister,  dated
          December 21, 1989.

     10.11(5)  Amendment  No. 1,  Founders  Retirement  Agreement  of Maurice L.
          McAlister, dated December 21, 1989. Amendment No. 1, Effective and Adopted July 26, 2000.

     10.13 (6) Deferred Compensation Program.

     10.14 (6) Director Retirement Benefits.

     10.15 Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

     21   Subsidiaries.

     23   Consent of Independent Auditors.

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

AVAILABILITY OF REPORTS

Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our internet site, www.downeysavings.com, by clicking on "Investor Relations" located on our home page and proceeding to "Corporate Filings."

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


                                                     DOWNEY FINANCIAL CORP.


                                           By:    /s/ DANIEL D. ROSENTHAL
                                             -----------------------------------
                                                      Daniel D. Rosenthal
                                           President and Chief Executive Officer
                                                           Director

DATED: March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                               Date
       ---------                     -----                               ----

/s/ MAURICE L. MCALISTER      Chairman of the Board                March 6, 2003
------------------------
    Maurice L. McAlister             Director

/s/ CHERYL E. OLSON         Vice Chairman of the Board             March 6, 2003
------------------------
    Cheryl E. Olson                  Director

/s/ DANIEL D. ROSENTHAL           President and                    March 6, 2003
------------------------    Chief Executive Officer
    Daniel D. Rosenthal              Director

/s/ THOMAS E. PRINCE        Executive Vice President               March 6, 2003
------------------------    Chief Financial Officer
    Thomas E. Prince        (Principal Financial and
                               Accounting Officer)

/s/ MICHAEL ABRAHAMS                 Director                      March 6, 2003
------------------------
    Michael Abrahams

/s/ JAMES H. HUNTER                  Director                      March 6, 2003
------------------------
    James H. Hunter

/s/ DR. PAUL KOURI                   Director                      March 6, 2003
------------------------
    Dr. Paul Kouri

/s/ BRENT MCQUARRIE                  Director                      March 6, 2003
------------------------
    Brent McQuarrie

/s/ LESTER C. SMULL                  Director                      March 6, 2003
------------------------
    Lester C. Smull


------------------------             Director                      March 6, 2003
    Gerald E. Finnell

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Daniel D. Rosenthal, certify that:

1. I have reviewed this annual report on Form 10-K of Downey Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: March 6, 2003                             /s/  Daniel D. Rosenthal
                                           -------------------------------------
                                                     Daniel D. Rosenthal
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Thomas E. Prince, certify that:

1. I have reviewed this annual report on Form 10-K of Downey Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: March 6, 2003                    /s/  Thomas E. Prince
                            ----------------------------------------------------
                                            Thomas E. Prince
                            Executive Vice President and Chief Financial Officer