Form 10-Q
period 2003-03-31
DOWNEY FINANCIAL CORP
filed 2003-05-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 1-13578

DOWNEY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0633413 (I.R.S. Employer Identification No.)
3501 Jamboree Road, Newport Beach, CA (Address of principal executive office)	92660 (Zip Code)
Registrant's telephone number, including area code	(949) 854-0300
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 Par Value	Name of each exchange on which registered New York Stock Exchange Pacific Exchange

          Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

          At March 31, 2003, 27,928,722 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

Navigation Links

DOWNEY FINANCIAL CORP.

MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I

ITEM 1. – FINANCIAL INFORMATION

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2002

Assets
Cash	$136,461	$123,524	$120,000
Federal funds	1,201	2,555	28,800

Cash and cash equivalents	137,662	126,079	148,800
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	214,449	457,797	248,322
Municipal securities held to maturity, at amortized cost (estimated fair value of $6,202 at March 31, 2003 and December 31, 2002,
and $6,373 at March 31, 2002)	6,215	6,216	6,388
Mortgage loans purchased under resale agreements	-	-	10,000
Loans held for sale, at lower of cost or fair value	633,676	652,052	388,468
Mortgage-backed securities available for sale, at fair value	1,875	2,253	90,803
Loans receivable held for investment	10,040,006	10,322,637	9,608,842
Investments in real estate and joint ventures	34,307	33,890	26,384
Real estate acquired in settlement of loans	10,205	12,360	11,917
Premises and equipment	114,201	113,536	111,465
Federal Home Loan Bank stock, at cost	119,125	117,563	114,842
Mortgage servicing rights, net	56,506	57,729	68,581
Other assets	69,696	76,039	78,300

	$11,437,923	$11,978,151	$10,913,112

Liabilities and Stockholders’ Equity
Deposits	$8,997,558	$9,238,350	$8,598,890
Federal Home Loan Bank advances	1,300,850	1,624,084	1,320,386
Accounts payable and accrued liabilities	91,823	102,533	62,329
Deferred income taxes	76,042	70,080	43,821

Total liabilities	10,466,273	11,035,047	10,025,426

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
of the Company ("Capital Securities")	120,000	120,000	120,000
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; authorized 5,000,000
shares; outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares; issued 28,235,022 shares at March 31, 2003 and
December 31, 2002, and 28,213,048 shares at March 31, 2002	282	282	282
Additional paid-in capital	93,792	93,792	93,400
Accumulated other comprehensive loss	(579)	(1,422)	(1,288)
Retained earnings	770,325	742,622	675,292
Treasury stock, at cost, 306,300 shares at March 31, 2003 and
December 31, 2002	(12,170)	(12,170)	-

Total stockholders’ equity	851,650	823,104	767,686

	$11,437,923	$11,978,151	$10,913,112

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended
	March 31,

(Dollars in Thousands, Except Per Share Data)	2003	2002

Interest income
Loans receivable	$142,489	$160,277
U.S. Treasury securities and agency obligations	3,137	3,033
Mortgage-backed securities	16	1,274
Other investments	1,655	1,814

Total interest income	147,297	166,398

Interest expense
Deposits	47,850	68,359
Borrowings	15,417	15,053
Capital securities	3,041	3,041

Total interest expense	66,308	86,453

Net interest income	80,989	79,945
Provision for (reduction of) loan losses	(1,709)	1,447

Net interest income after provision for (reduction of) loan losses	82,698	78,498

Other income, net
Loan and deposit related fees	11,978	11,518
Real estate and joint ventures held for investment, net	943	2,997
Secondary marketing activities:
Loan servicing loss, net	(13,686)	(588)
Net gains on sales of loans and mortgage-backed securities	19,763	16,201
Net gains on sales of mortgage servicing rights	5	294
Net gains on sales of investment securities	8	190
Litigation award	2,452	-
Other	486	741

Total other income, net	21,949	31,353

Operating expense
Salaries and related costs	34,126	29,437
Premises and equipment costs	7,713	7,133
Advertising expense	793	1,044
SAIF insurance premiums and regulatory assessments	831	786
Professional fees	628	564
Other general and administrative expense	7,893	6,211

Total general and administrative expense	51,984	45,175
Net operation of real estate acquired in settlement of loans	297	(58)

Total operating expense	52,281	45,117

Income before income taxes	52,366	64,734
Income taxes	22,149	27,356

Net income	$30,217	$37,378

PER SHARE INFORMATION

Basic	$1.08	$1.32

Diluted	$1.08	$1.32

Cash dividends declared and paid	$0.09	$0.09

Weighted average diluted shares outstanding	27,966,367	28,271,172

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

(In Thousands)	2003	2002

Net income	$30,217	$37,378

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized losses on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	(736)	(1,356)
Mortgage-backed securities available for sale, at fair value	(7)	(938)
Less reclassification of realized gains included in net income	(5)	(110)
Unrealized losses on cash flow hedges:
Net derivative instruments	(3,298)	(517)
Less reclassification of realized losses included in net income	4,889	1,872

Total other comprehensive income (loss), net of income taxes (benefits)	843	(1,049)

Comprehensive income	$31,060	$36,329

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In Thousands)	2003	2002

Cash flows from operating activities
Net income	$30,217	$37,378
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	18,000	14,879
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	9,945	818
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(20,146)	(18,066)
Interest capitalized on loans (negative amortization)	(3,523)	(11,147)
Federal Home Loan Bank stock dividends	(1,562)	(1,703)
Loans originated for sale, net of principal payments	(1,607,147)	(1,266,430)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	1,635,811	1,381,086
Other, net	(11,925)	(4,404)

Net cash provided by operating activities	49,670	132,411

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	5,250	68,628
Wholly owned real estate and real estate acquired in settlement of loans	5,095	16,827
Proceeds from maturities of U.S. Treasury securities, agency obligations
and other investment securities available for sale	378,710	156,530
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(141,575)	(74,710)
Mortgage loans under resale agreements	-	(10,000)
Loans receivable held for investment	(91,676)	(30)
Premises and equipment	(5,599)	(3,562)
Originations of loans receivable held for investment (net of refinances of $59,537 for the three months ended March 31, 2003 and $70,546 for the three months ended
March 31, 2002)	(680,009)	(963,269)
Principal payments on loans receivable held for investment and mortgage-backed
securities available for sale	1,068,441	898,818
Net change in undisbursed loan funds	(10,939)	8,030
Proceeds from (investments in) real estate held for investment	(620)	950
Other, net	1,375	638

Net cash provided by investing activities	528,453	98,850

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended
	March 31,

(In Thousands)	2003	2002

Cash flows from financing activities
Net decrease in deposits	$(240,792)	$(20,676)
Proceeds from Federal Home Loan Bank advances	3,634,000	1,316,200
Repayments of Federal Home Loan Bank advances and other borrowings	(3,957,234)	(1,518,526)
Cash dividends	(2,514)	(2,539)

Net cash used for financing activities	(566,540)	(225,541)

Net increase in cash and cash equivalents	11,583	5,720
Cash and cash equivalents at beginning of period	126,079	143,080

Cash and cash equivalents at end of period	$137,662	$148,800

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$66,497	$82,061
Income taxes	22,695	5,202
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	541	614
Loans exchanged for mortgage-backed securities	1,377,469	1,225,243
Real estate acquired in settlement of loans	5,675	4,903
Loans to facilitate the sale of real estate acquired in settlement of loans	2,681	4,336

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey’s financial condition as of March 31, 2003, December 31, 2002 and March 31, 2002, and the results of operations, comprehensive income and changes in cash flows for the three months ended March 31, 2003 and 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2002, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s D iscussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Mortgage Servicing Rights

          The following table summarizes the activity in mortgage servicing rights and its related allowance for the quarters indicated and other related financial data.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2003	2002	2002	2002	2002

Gross balance at beginning of period	$90,584	$83,705	$81,100	$74,914	$65,630
Additions	14,954	18,779	9,304	10,156	14,997
Amortization	(4,771)	(4,146)	(4,120)	(3,253)	(2,916)
Sales	-	(1,319)	-	-	(35)
Impairment write-down	(8,589)	(6,435)	(2,579)	(717)	(2,762)

Gross balance at end of period	92,178	90,584	83,705	81,100	74,914

Allowance balance at beginning of period	32,855	36,793	21,329	6,333	8,735
Provision for impairment	11,406	2,497	18,043	15,713	360
Impairment write-down	(8,589)	(6,435)	(2,579)	(717)	(2,762)

Allowance balance at end of period	35,672	32,855	36,793	21,329	6,333

Total mortgage servicing rights, net	$56,506	$57,729	$46,912	$59,771	$68,581

Estimated fair value (a)	$56,506	$57,736	$46,986	$59,771	$70,532
Weighted average expected life (in months)	39	43	39	61	87
Custodial account earnings rate	1.58%	1.61%	2.06%	3.82%	4.61%
Weighted average discount rate	7.39	8.35	8.19	9.10	9.13

At period end
Mortgage loans serviced for others:
Total	$8,535,480	$8,316,236	$7,502,157	$6,962,403	$6,408,812
With capitalized mortgage servicing rights:(a)
Amount	8,460,152	8,036,393	7,355,700	6,807,306	6,196,137
Weighted average interest rate	6.35%	6.51%	6.71%	6.80%	6.85%

Custodial escrow balances	$7,578	$15,243	$21,628	$13,044	$6,103

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.
Page 6	Navigation Links

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$41,943	$3,771	$(1,389)	$39,565
Reduction of (increase in) valuation allowance	32,113	3,381	(1,389)	32,044

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(19,916)	(3,598)	1,458	(23,274)
Reduction of (increase in) valuation allowance	(19,916)	(3,598)	1,456	(23,274)

(a) The weighted-average expected life is 76 months.
(b) The weighted-average expected life is 24 months.

          The following table presents a breakdown of the components of loan servicing loss included in Downey’s results of operations for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Income from servicing operations	$2,491	$2,182	$3,200	$3,349	$2,688
Amortization of MSRs	(4,771)	(4,146)	(4,120)	(3,253)	(2,916)
Provision for impairment of MSRs	(11,406)	(2,497)	(18,043)	(15,713)	(360)

Total loan servicing loss, net	$(13,686)	$(4,461)	$(18,963)	$(15,617)	$(588)

NOTE (3) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, a certain number of commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At March 31, 2003, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $958 million, with a change in fair value resulting in a gain of $4.6 million.

Page 7	Navigation Links

Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. Downey does not generally enter into derivative transactions for purely speculative purposes. Contracts designated as hedges for the forecasted sale of loans from our held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the in effectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired fr om third parties. At March 31, 2003, the notional amount of forward sale contracts amounted to $1.5 billion, with a change in fair value resulting in a loss of $8.8 million, of which $624 million were designated as cash flow hedges. The notional amount of forward purchase contracts amounted to $6 million, with an estimated fair value loss of $14,000.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

          The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the periods indicated. Also shown is the notional amount of expected rate lock commitment derivatives for loans originated for sale, loans held for sale and the notional amounts of their associated hedging derivatives (i.e., forward sale contracts).

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Net gains (losses) on non-qualifying hedge transactions	$(139)	$4,287	$(2,663)	$(390)	$4,864
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(139)	4,287	(2,663)	(390)	4,864
Other comprehensive income (loss)	1,591	(1,272)	(840)	(1,138)	1,355

Notional amount at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$957,549	$614,592	$892,429	$503,359	$235,099
Associated forward sale contracts	913,034	624,062	1,024,586	501,292	230,660
Associated forward purchase contracts	6,000	50,000	165,000	3	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	633,676	652,052	665,587	381,465	388,468
Associated forward sale contracts	624,002	623,975	659,305	378,238	392,099

          These forward contracts expose Downey to credit risk in the event of nonperformance to such agreements by the other parties—primarily government-sponsored enterprises such as Federal National Mortgage Association. This risk consists primarily of the termination value of agreements where Downey is in an unfavorable position. Downey controls the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

Page 8	Navigation Links

Financial Instruments with Off-Balance Sheet Risk

          Downey utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

          Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party.

          The following is a summary of commitments and contingent liabilities with off-balance sheet risk at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Commitments to originate loans held for investment:
Adjustable	$190,737	$249,121	$261,365	$324,686	$375,199
Fixed	117	716	1,459	2,112	224
Undisbursed loan funds and unused lines of credit	178,754	189,283	184,074	188,472	144,607
Letters of credit and other contingent liabilities	6,031	2,662	2,534	2,514	2,652
Commitments to purchase loans	5,200	-	294,476	-	-
Commitments to invest in affordable housing funds	2,400	2,400	2,400	2,400	2,400

          Downey uses the same credit policies in making commitments to originate loans held for investment, lines of credit and letters of credit as it does for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. Downey controls the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer’s creditworthiness.

          Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey.

          In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. These swap contracts reduce Downey’s interest rate risk between repricing assets and liabilities. No swap contracts were outstanding at March 31, 2003, December 31, 2002 and March 31, 2002.

Litigation

          Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

NOTE (4) – Income Taxes

          Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey’s tax returns for all tax years through 1997. Downey’s management believes it has adequately provided for potential exposure to issues that may be raised in the years subsequent to 1997, which remain open to review.

Page 9	Navigation Links

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the "LTIP"), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At March 31, 2003, Downey had 306,300 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

          Downey measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, Downey’s net income and income per share would have been reduced to the pro forma amounts indicated for the quarters below:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands, Except Per Share Data)	2003	2002	2002	2002	2002

Net income:
As reported	$30,217	$39,972	$14,568	$20,375	$37,378
Stock-based compensation expense, net of tax	-	(4)	(3)	(3)	(3)

Pro forma	30,217	39,968	14,565	20,372	37,375
Earnings per share – Basic:
As reported	$1.08	$1.43	$0.52	$0.72	$1.32
Pro forma	1.08	1.43	0.52	0.72	1.32
Earnings per share – Diluted:
As reported	1.08	1.43	0.52	0.72	1.32
Pro forma	1.08	1.43	0.52	0.72	1.32

As of December 31, 2002, stock-based compensation would have been fully expensed over the expected life of the stock options granted, if Downey had recorded stock-based compensation expense.

NOTE (6) – Earnings Per Share

          Earnings per share is calculated on both a basic and diluted basis. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury.

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the quarters indicated.

	Three Months Ended March 31,

	2003			2002

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$30,217	27,928,722	$1.08	$37,378	28,213,048	$1.32
Effect of dilutive stock options	-	37,645	-	-	58,124	-

Diluted earnings per share	$30,217	27,966,367	$1.08	$37,378	28,271,172	$1.32

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 10	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by major business segments for the quarters indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended March 31, 2003
Net interest income	$80,974	$15	$-	$80,989
Reduction of loan losses	(1,709)	-	-	(1,709)
Other income	20,538	1,411	-	21,949
Operating expense	52,106	175	-	52,281
Net intercompany income (expense)	44	(44)	-	-

Income before income taxes	51,159	1,207	-	52,366
Income taxes	21,654	495	-	22,149

Net income	$29,505	$712	$-	$30,217

At March 31, 2003
Assets:
Loans and mortgage-backed securities	$10,675,557	$-	$-	$10,675,557
Investments in real estate and joint ventures	-	34,307	-	34,307
Other	756,455	5,641	(34,037)	728,059

Total assets	11,432,012	39,948	(34,037)	11,437,923

Equity	$851,650	$34,037	$(34,037)	$851,650

Three months ended March 31, 2002
Net interest income	$79,940	$5	$-	$79,945
Provision for loan losses	1,447	-	-	1,447
Other income	28,062	3,291	-	31,353
Operating expense	44,895	222	-	45,117
Net intercompany income (expense)	93	(93)	-	-

Income before income taxes	61,753	2,981	-	64,734
Income taxes	26,132	1,224	-	27,356

Net income	$35,621	$1,757	$-	$37,378

At March 31, 2002
Assets:
Loans and mortgage-backed securities	$10,088,113	$-	$-	$10,088,113
Investments in real estate and joint ventures	-	26,384	-	26,384
Other	819,518	4,060	(24,963)	798,615

Total assets	10,907,631	30,444	(24,963)	10,913,112

Equity	$767,686	$24,963	$(24,963)	$767,686

NOTE (8) – Current Accounting Issues

Statement of Financial Accounting Standards No. 148.

          Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148"), amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of Downey’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Presently, Downey does not intend to adopt the fair value method. For further information regarding Downey’s accounting fo r stock options, See Note 5 on page 10.

Financial Accounting Standards Board Interpretation 46.

          Financial Accounting Standards Board Interpretation 46, "Provides Guidance to Improve Financial Reporting for SPEs, Off-Balance Sheet Structures and Similar Entities" ("FIN 46"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its

Page 11	Navigation Links

consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Certain of Downey’s real estate joint venture partnerships established prior to January 31, 2003 will likely require consolidation as a result of applying the provisions of FIN 46. There has been no variable interest entities established since January 31, 2003. While consolidation may require reclassification of certa in financial statement items, the overall financial impact is considered immaterial.

Page 12	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation.

OVERVIEW

          Our net income for the first quarter of 2003 totaled $30.2 million or $1.08 per share on a diluted basis, compared to $37.4 million or $1.32 per share in the first quarter of 2002.

          The decline in net income between first quarters reflected lower net income from both of our business segments. Net income from our real estate investment activities declined $1.1 million due primarily to lower gains from sales, while net income from our banking activities was $6.1 million lower reflecting:

  A $13.1 million increase in the loss from loan servicing activities due primarily to a larger addition to the valuation allowance for mortgage servicing rights; and
  A $6.9 million increase in general and administrative expense.

Those unfavorable items were partially offset by:

  A $3.6 million increase in gains from sales of loans and mortgage-backed securities;
  A $3.1 million favorable change in provision for loan losses, as $1.7 million was reversed in the current quarter due to a decline in loans and improved credit quality;
  A $2.5 million litigation award; and
  A $1.0 million increase in net interest income.

          For the first quarter of 2003, our return on average assets was 1.03%, down from 1.37% a year ago, while our return on average equity was 14.41%, down from 19.99% a year ago.

          Our single family loan originations, including purchases, totaled $2.390 billion in the first quarter of 2003, up 5.8% from the $2.259 billion we originated in the first quarter of 2002 but 29.5% below the record $3.390 billion we originated in the previous quarter. Of the current quarter total, $783 million represented originations of loans for portfolio, of which $76 million were subprime credits. In addition to single family loans, we originated $51 million of other loans in the quarter.

          At quarter end, our assets totaled $11.4 billion, up 4.8% from a year ago, but down $540 million from year-end 2002. The decline since year end primarily reflected declines of $283 million in loans held for investment and $245 million in securities.

          Our deposits totaled $9.0 billion at March 31, 2003, up 4.6% from the year-ago level, but down 2.6% from year-end 2002. No new branches were opened during the current quarter. At quarter end, our branches totaled 165, of which 93 were in-store. A year ago, branches totaled 144, of which 74 were in-store.

          Our non-performing assets declined $4 million during the quarter to $75 million or 0.66% of total assets. The decline was primarily in our residential category, of which $3 million was associated with prime loans and $1 million with subprime loans.

          At March 31, 2003, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") exceeded all regulatory capital tests, with capital-to-asset ratios of 7.26% for both tangible and core capital and 13.87% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

Page 13	Navigation Links

Critical Accounting Policies

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Downey’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operati ons for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  Valuation of mortgage servicing rights. For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.
  Valuation of expected rate lock commitments. For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.
  Allowance for losses on loans and real estate. For further information, see Financial Condition—Problem Loans and Real Estate—Allowance for Losses on Loans and Real Estate on page 33.
Page 14	Navigation Links

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

          Our net interest income totaled $81.0 million in the first quarter of 2003, up $1.0 million or 1.3% from the same period last year. The increase between first quarters reflected higher interest-earning assets. Our interest-earning assets averaged $11.3 billion during the quarter, up 7.2% from the year-ago level. The effective interest rate spread averaged 2.87% in the current quarter, down from 3.03% a year ago and down from 2.93% in the fourth quarter of 2002, as our yield on interest-earning assets declined faster than the decline in our cost of funds.

          The following table presents for the periods indicated the total dollar amount of:

  interest income from average interest-earning assets and the resultant yields; and
  interest expense on average interest-bearing liabilities and the resultant costs, expressed as rates.

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

          The table also sets forth our net interest-earning balance—the difference between the average balance of interest-earning assets and the average balance of total deposits, borrowings and capital securities—for the quarters indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the quarter using the average of each month’s daily average balance during the periods indicated.

Page 15	Navigation Links

	Three Months Ended

	March 31, 2003			December 31, 2002			March 31, 2002

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$10,759,397	$142,489	5.30%	$10,863,111	$153,050	5.64%	$9,973,808	$160,277	6.43%
Mortgage-backed securities	2,012	16	3.18	85,153	1,134	5.33	106,375	1,274	4.79
Investment securities	537,386	4,792	3.62	443,054	4,107	3.68	464,447	4,847	4.23

Total interest-earning assets	11,298,795	147,297	5.21	11,391,318	158,291	5.56	10,544,630	166,398	6.31
Non-interest-earning assets	403,664			404,722			398,488

Total assets	$11,702,459			$11,796,040			$10,943,118

Transaction accounts:
Non-interest-bearing checking	$384,088	$-	-%	$345,667	$-	-%	$285,156	$-	-%
Interest-bearing checking (a)	425,810	299	0.28	420,677	326	0.31	425,162	413	0.39
Money market	124,194	414	1.35	116,958	432	1.47	110,715	507	1.86
Regular passbook	3,764,522	14,829	1.60	3,543,480	16,611	1.86	2,442,994	15,394	2.56

Total transaction accounts	4,698,614	15,542	1.34	4,426,782	17,369	1.56	3,264,027	16,314	2.03
Certificates of deposit	4,276,882	32,308	3.06	4,742,758	38,818	3.25	5,259,181	52,045	4.01

Total deposits	8,975,496	47,850	2.16	9,169,540	56,187	2.43	8,523,208	68,359	3.25
Borrowings	1,599,094	15,417	3.91	1,521,114	15,710	4.10	1,425,878	15,053	4.28
Capital securities	120,000	3,041	10.14	120,000	3,041	10.14	120,000	3,041	10.14

Total deposits, borrowings and capital
securities	10,694,590	66,308	2.51	10,810,654	74,938	2.75	10,069,086	86,453	3.48
Other liabilities	169,230			178,422			126,079
Stockholders’ equity	838,639			806,964			747,953

Total liabilities and stockholders’ equity	$11,702,459			$11,796,040			$10,943,118

Net interest income/interest rate spread		$80,989	2.70%		$83,353	2.81%		$79,945	2.83%
Excess of interest-earning assets over
deposits, borrowings and capital securities	$604,205			$580,664			$475,544
Effective interest rate spread			2.87			2.93			3.03

(a) Included amounts swept into money market deposit accounts.
Page 16	Navigation Links

          Changes in our net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

  changes in volume—changes in volume multiplied by comparative period rate;
  changes in rate—changes in rate multiplied by comparative period volume; and
  changes in rate/volume—changes in rate multiplied by changes in volume.

Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month’s daily average balance during the period indicated.

	Three Months Ended
	March 31, 2003 Versus March 31, 2002
	Changes Due To

			Rate/
(In Thousands)	Volume	Rate	Volume	Net

Interest income:
Loans	$12,623	$(28,190)	$(2,221)	$(17,788)
Mortgage-backed securities	(1,250)	(428)	420	(1,258)
Investment securities	761	(705)	(111)	(55)

Change in interest income	12,134	(29,323)	(1,912)	(19,101)

Interest expense:
Transaction accounts:
Interest-bearing checking (a)	1	(115)	-	(114)
Money market	62	(138)	(17)	(93)
Regular passbook	8,312	(5,761)	(3,116)	(565)

Total transaction accounts	8,375	(6,014)	(3,133)	(772)
Certificates of deposit	(9,721)	(12,316)	2,300	(19,737)

Total interest-bearing deposits	(1,346)	(18,330)	(833)	(20,509)
Borrowings	1,820	(1,306)	(150)	364
Capital securities	-	-	-	-

Change in interest expense	474	(19,636)	(983)	(20,145)

Change in net interest income	$11,660	$(9,687)	$(929)	$1,044

(a) Included amounts swept into money market deposit accounts.

Provision for Loan Losses

          During the current quarter, $1.7 million of provision for loan losses was reversed, while in the year-ago first quarter provision for loan losses totaled $1.4 million. The current quarter reversal reflected a decline in the loan portfolio, as well as an improvement in credit quality.

Other Income

          Our total other income was $21.9 million in the first quarter of 2003, compared to $31.3 million in the year-ago first quarter. The $9.4 million decline between first quarters primarily reflected:

  a $13.1 million increase in the loss on our loan servicing activity due primarily to an $11.4 million addition to the valuation allowance for mortgage servicing rights, as the fair value of those rights dropped in the current quarter due to higher than originally projected loan prepayments and a higher projected rate at which loans we service for others are expected to prepay in the future, thereby shortening their expected average life; and
  a $2.1 million decline in income from real estate and joint ventures held for investment due primarily to lower gains from sales.

Partially offsetting those items was an increase of $3.6 million in net gains from sales of loans and mortgage-backed securities and a $2.5 million litigation award related to an other real estate owned asset that suffered damage from earth movement.

Page 17	Navigation Links

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $12.0 million in the first quarter of 2003, up $0.5 million from a year ago. Our deposit related fees were up $1.3 million or 28.4% between first quarters, due to higher fees from both our checking accounts and automated teller machines. This increase was partially offset by a $0.9 million or 12.6% decrease in our loan related fees, due to a decline in loan prepayment fees.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Loan related fees:
Prepayment fees	$3,413	$3,650	$3,523	$4,140	$4,686
Other fees	2,574	2,733	2,366	1,992	2,167
Deposit related fees:
Automated teller machine fees	2,086	2,066	2,051	1,668	1,543
Other fees	3,905	4,009	3,908	3,596	3,122

Total loan and deposit related fees	$11,978	$12,458	$11,848	$11,396	$11,518

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $0.9 million in the first quarter of 2003, down $2.1 million from the year-ago quarter. The decrease was primarily attributed to the recapture of $1.3 million of a previously established valuation allowance in the year-ago quarter due to sales activity and to lower gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Rental operations, net of expenses	$531	$489	$269	$521	$823
Equity in net income from joint ventures	16	2,096	1,634	1,001	745
Interest from joint venture advances	280	303	306	304	111
Net gains on sales of wholly owned real estate	157	1,093	99	8	-
(Provision for) reduction of losses on real estate
and joint ventures	(41)	(151)	99	(818)	1,318

Total income from real estate and joint ventures
held for investment, net	$943	$3,830	$2,407	$1,016	$2,997

Secondary Marketing Activities

          A loss of $13.7 million was recorded in loan servicing from our portfolio of loans serviced for others during the first quarter of 2003, $13.1 million higher than the loss of $0.6 million in the year-ago period. The higher loss primarily reflected a larger addition to the valuation allowance for mortgage servicing rights, $11.4 million in the current quarter, compared to $0.4 million a year ago. The current quarter valuation addition was necessary due to higher than originally projected loan prepayments and a higher projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average life. Excluding the valuation additions, we incurred a loss of $2.3 million in the current quarter in the loan servicing category, compared to a loss of $0.2 million in the year-ago quarter. The higher loss was primarily associated with pay-off and curtailment interest losses. When a loan we service for others prepays, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in a reduction of our borrowing costs within net interest income. Most of our loan servicing agreements, however, require us to pay interest to the investor up to the date we remit funds to them. Therefore, when the loan prepays, we remit to the investor more interest than we collect from the borrower. That additional interest cost, called pay-off and curtailment interest losses, appears as a reduction to income from servicing activities and totaled $2.5 million in the first quarter of 2003, up from $0.8 million in the first quarter of 2002. At March 31, 2003, we serviced $8.5 billion of loans for others, compared to $8.3 billion at December 31, 2002, and $6.4 billion at March 31, 2002.

Page 18	Navigation Links

          The following table presents a breakdown of the components of our loan servicing loss for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Income from servicing operations	$2,491	$2,182	$3,200	$3,349	$2,688
Amortization of MSRs	(4,771)	(4,146)	(4,120)	(3,253)	(2,916)
Provision for impairment of MSRs	(11,406)	(2,497)	(18,043)	(15,713)	(360)

Total loan servicing loss, net	$(13,686)	$(4,461)	$(18,963)	$(15,617)	$(588)

          For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements—Note (2)—Mortgage Servicing Rights on page 6.

          Sales of loans and mortgage-backed securities increased in the first quarter to $1.624 billion from $1.381 billion a year ago. Net gains associated with these sales totaled $19.8 million in the first quarter, up from $16.2 million a year ago. Net gains included the capitalization of mortgage servicing rights of $15.0 million in both the current quarter and year-ago quarter. Excluding the impact of SFAS 133, a gain of 1.23% of secondary market sales was realized which compares favorably to 0.82% a year-ago.

          The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Mortgage servicing rights	$14,954	$18,779	$9,304	$10,156	$14,997
All other components excluding SFAS 133 (a)	4,948	668	(7,612)	(2,870)	(3,660)
SFAS 133	(139)	4,287	(2,663)	(390)	4,864

Total net gains (losses) on sales of loans
and mortgage-backed securities	$19,763	$23,734	$(971)	$6,896	$16,201

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.23%	0.94%	0.10%	0.68%	0.82%

(a) Included a $0.2 million gain in the fourth quarter of 2002 associated with the treasury operation’s sale of $1.0 billion of mortgage-backed securities.

Operating Expense

          Our operating expense totaled $52.3 million in the current quarter, up $7.2 million or 15.9% from a year ago. That increase was due primarily to higher general and administrative costs associated with an increased number of branch locations opened during the last three quarters of 2002 and higher loan origination activity.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Salaries and related costs	$34,126	$32,695	$29,067	$28,315	$29,437
Premises and equipment costs	7,713	7,891	7,916	7,754	7,133
Advertising expense	793	726	1,066	1,582	1,044
SAIF insurance premiums and regulatory
assessments	831	765	765	762	786
Professional fees	628	547	91	233	564
Other general and administrative expense	7,893	7,470	7,474	6,350	6,211

Total general and administrative expense	51,984	50,094	46,379	44,996	45,175
Net operation of real estate acquired in
settlement of loans	297	(68)	110	27	(58)

Total operating expense	$52,281	$50,026	$46,489	$45,023	$45,117

Page 19	Navigation Links

Provision for Income Taxes

          Income taxes for the first quarter totaled $22.1 million compared to $27.4 million a year ago. Both the current quarter and year-ago quarter resulted in an effective tax rate of 42.3%. For further information regarding income taxes, see Notes to Consolidated Financial Statements—Note (4)—Income Taxes on page 9.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information regarding business segments, see Notes To Consolidated Financial Statements—Note (7)—Business Segment Reporting on page 11.

          The following table presents by business segment our net income for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Banking net income	$29,505	$37,563	$13,100	$19,790	$35,621
Real estate investment net income	712	2,409	1,468	585	1,757

Total net income	$30,217	$39,972	$14,568	$20,375	$37,378

Banking

          Net income from our banking operations for the first quarter of 2003 totaled $29.5 million, down $6.1 million or 17.2% from $35.6 million a year ago. The decrease between first quarters primarily reflected:

  A $13.1 million increase in the loss from loan servicing activities due primarily to a larger addition to the valuation allowance for mortgage servicing rights; and
  A $6.9 million increase in general and administrative expense.

Those unfavorable items were partially offset by:

  A $3.6 million increase in gains from sales of loans and mortgage-backed securities;
  A $3.1 million favorable change in provision for loan losses, as $1.7 million was reversed in the current quarter due to a decline in loans and improved credit quality;
  A $2.5 million litigation award; and
  A $1.0 million increase in net interest income.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Net interest income	$80,974	$83,338	$76,960	$75,115	$79,940
Provision for (reduction of) loan losses	(1,709)	127	471	(1,106)	1,447
Other income (loss)	20,538	31,693	(7,507)	2,803	28,062
Operating expense	52,106	49,857	46,328	44,779	44,895
Net intercompany income	44	64	100	86	93

Income before income taxes	51,159	65,111	22,754	34,331	61,753
Income taxes	21,654	27,548	9,654	14,541	26,132

Net income	$29,505	$37,563	$13,100	$19,790	$35,621

At period end
Assets:
Loans and mortgage-backed securities	$10,675,557	$10,976,942	$11,685,037	$10,286,033	$10,088,113
Other	756,455	995,470	828,836	840,641	819,518

Total assets	11,432,012	11,972,412	12,513,873	11,126,674	10,907,631

Equity	$851,650	$823,104	$790,807	$787,436	$767,686

Page 20	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $0.7 million in the first quarter, compared to net income of $1.8 million a year ago. The decrease was primarily attributed to both the recapture of $1.3 million of a previously established valuation allowance in the year-ago quarter due to sales activity and to lower gains from sales.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Net interest income	$15	$15	$12	$13	$5
Other income	1,411	4,300	2,741	1,299	3,291
Operating expense	175	169	161	244	222
Net intercompany expense	44	64	100	86	93

Income before income taxes	1,207	4,082	2,492	982	2,981
Income taxes	495	1,673	1,024	397	1,224

Net income	$712	$2,409	$1,468	$585	$1,757

At period end
Assets:
Investments in real estate and joint ventures	$34,307	$33,890	$40,371	$40,283	$26,384
Other	5,641	14,174	4,090	1,919	4,060

Total assets	39,948	48,064	44,461	42,202	30,444

Equity	$34,037	$42,325	$39,916	$38,448	$24,963

          Our investments in real estate and joint ventures amounted to $34 million at both March 31, 2003 and December 31, 2002, and $26 million at March 31, 2002.

          For information on valuation allowances associated with real estate and joint venture loans, see Financial Condition—Problem Loans and Real Estate—Allowances for Losses on Loans and Real Estate on page 33.

Page 21	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $301 million during the first quarter to a total of $10.7 billion or 93.3% of assets at March 31, 2003. The decrease represents a lower level of loans held for investment due to continued high single family loan prepayments as a result of the low interest rate environment and borrower preference for fixed rate loans. Our annualized prepayment speed in the current quarter remained high at 43%, compared to 39% a year ago and 42% during the fourth quarter of 2002.

          The following table sets forth loans originated, including purchases, for investment and for sale for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable	$769,461	$1,320,491	$1,028,635	$1,109,982	$988,063
Fixed	13,287	28,596	3,473	3,940	4,366
Other	51,155	61,109	42,576	119,970	45,752

Total for investment portfolio	833,903	1,410,196	1,074,684	1,233,892	1,038,181
Sale portfolio(a)	1,607,147	2,041,109	1,799,673	1,065,360	1,266,430

Total for investment and sale portfolios	$2,441,050	$3,451,305	$2,874,357	$2,299,252	$2,304,611

(a) Residential one-to-four unit loans, primarily fixed.

          Originations of residential one-to-four unit loans, including loans purchased, totaled $2.390 billion in the first quarter, 29.5% lower than the record $3.390 billion we originated in the fourth quarter of 2002, but 5.8% higher than the $2.259 billion we originated a year ago. Loans originated for sale increased $341 million from a year ago to $1.607 billion reflecting continued borrower preference for low fixed rate loans, while loans originated for portfolio declined by $210 million to $783 million. Of the current quarter originations for portfolio, $76 million represented originations of subprime credits as part of our continuing strategy to enhance the portfolio’s net yield. During the current quarter, 87% of our residential one-to-four unit originations represented refinancing transactions. This is up from the fourth quarter 2002 level of 84% and the year-ago first quarter level of 80%. In addition to s ingle family loans, we originated $51 million of other loans in the current quarter.

          During the current quarter, loan originations for investment consisted primarily of adjustable rate mortgages which provide for negative amortization and are tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), or the 12-month moving average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA"), indexes which lag behind the movement in market interest rates. For the quarter, 36% of portfolio originations represented monthly adjusting COFI rate mortgages, 29% represented monthly adjusting MTA rate mortgages, while 28% represented adjustable rate loans where the initial rate is fixed for the first three years.

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
Page 22	Navigation Links

          Most of our adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages:

  have a lifetime interest rate cap, but no specified periodic interest rate adjustment cap;
  have a periodic cap on changes in required monthly payments; and
  allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments.

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which creates an increased risk that the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding principal and interest. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount. At March 31, 2003, loans with the higher 125% limit on negative amortization rep resented 40% of our adjustable rate one-to-four unit residential portfolio.

          At March 31, 2003, $7.2 billion or 76% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $96 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization is $15 million or 13.6% below the December 31, 2002 level.

          We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold through our secondary marketing activities $1.624 billion of loans and mortgage-backed securities in the first quarter, compared to $2.052 billion in the fourth quarter of 2002 and $1.381 billion a year ago. All were secured by residential one-to-four unit property, and at March 31, 2003, loans held for sale totaled $634 million.

          At March 31, 2003, our unfunded loan application pipeline totaled $2.6 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks of $1.4 billion, of which $1.2 billion were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at March 31, 2003, we had commitments on undrawn lines and letters of credit of $116 million, loans in process of $66 million and commitments to purchase loans of $5 million. We believe our current sources of funds will enable us to meet these obligations.

Page 23	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$479,506	$589,314	$675,280	$868,022	$515,686
Adjustable – subprime	62,268	86,613	123,263	148,876	107,334
Adjustable – fixed for 3-5 years	132,143	186,256	181,439	85,679	365,043
Adjustable – fixed for 3-5 years – subprime	11,683	22,810	24,851	133	-

Total adjustable residential one-to-four units	685,600	884,993	1,004,833	1,102,710	988,063
Fixed	11,865	28,596	3,373	3,940	4,336
Fixed – subprime	1,395	-	-	-	-
Residential five or more units (all adjustable)	4,400	2,806	-	-	-

Total residential	703,260	916,395	1,008,206	1,106,650	992,399
Commercial real estate	-	600	557	-	-
Construction	10,345	28,048	17,418	65,030	13,672
Land	-	-	-	37,820	18,542
Non-mortgage:
Commercial	125	3,710	8,000	600	1,361
Automobile	79	86	64	329	376
Other consumer	28,418	25,859	16,537	16,191	11,801

Total loans originated	742,227	974,698	1,050,782	1,226,620	1,038,151
Real estate loans purchased:
One-to-four units	82,746	432,289	21,485	6,459	30
One-to-four units – subprime	1,142	3,209	2,417	813	-
Other (a)	7,788	-	-	-	-

Total real estate loans purchased	91,676	435,498	23,902	7,272	30

Total loans originated and purchased	833,903	1,410,196	1,074,684	1,233,892	1,038,181
Loan repayments	(1,127,612)	(1,090,307)	(927,653)	(950,438)	(942,811)
Other net changes (b)	11,078	2,328	6,943	(45,850)	(936)

Net increase (decrease) in loans held for investment	(282,631)	322,217	153,974	237,604	94,434

Sale Portfolio
Residential one-to-four units:
Originated whole loans	1,606,085	2,038,678	1,792,091	1,060,399	1,264,559
Loans purchased	1,062	2,431	7,582	4,961	1,871
Loans transferred to the investment portfolio	(541)	(453)	(460)	(1,401)	(614)
Originated whole loans sold	(246,697)	(349,605)	(280,786)	(132,614)	(156,206)
Loans exchanged for mortgage-backed securities	(1,377,469)	(1,702,481)	(1,232,826)	(943,883)	(1,225,243)
Other net changes	(1,143)	(898)	(3,105)	(594)	(789)
Capitalized basis adjustment (c)	327	(1,207)	1,626	6,129	5,866

Net increase (decrease) in loans held for sale	(18,376)	(13,535)	284,122	(7,003)	(110,556)

Mortgage-backed securities, net:
Received in exchange for loans	1,377,469	1,702,481	1,232,826	943,883	1,225,243
Sold	(1,377,469)	(2,715,467)	(1,283,100)	(960,840)	(1,225,243)
Purchased	-	-	1,014,098	-	-
Repayments	(366)	(2,195)	(4,258)	(18,950)	(26,553)
Other net changes	(12)	(1,596)	1,342	3,226	(1,625)

Net increase (decrease) in mortgage-backed
securities available for sale	(378)	(1,016,777)	960,908	(32,681)	(28,178)

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(18,754)	(1,030,312)	1,245,030	(39,684)	(138,734)

Total net increase (decrease) in loans and
mortgage-backed securities	$(301,385)	$(708,095)	$1,399,004	$197,920	$(44,300)

(a) Included five or more unit residential loans.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 24	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$6,711,548	$6,739,243	$6,746,906	$6,590,943	$6,279,350
Adjustable – subprime	1,212,905	1,297,280	1,345,644	1,357,098	1,365,817
Adjustable – fixed for 3-5 years	1,543,478	1,697,953	1,313,391	1,271,031	1,294,855
Adjustable – fixed for 3-5 years – subprime	80,247	81,421	64,808	48,835	57,844
Fixed	187,888	210,001	225,701	260,934	295,228
Fixed – subprime	7,266	7,412	9,629	11,982	13,099

Total residential one-to-four units	9,743,332	10,033,310	9,706,079	9,540,823	9,306,193
Residential five or more units:
Adjustable	19,048	6,964	4,693	4,952	5,920
Fixed	2,292	3,676	3,737	3,775	4,230
Commercial real estate:
Adjustable	34,530	40,373	39,553	40,200	40,650
Fixed	23,613	31,042	38,112	41,522	69,691
Construction	100,767	103,547	110,125	124,318	78,202
Land	39,962	53,538	53,885	62,182	36,303
Non-mortgage:
Commercial	14,922	15,021	17,792	17,371	21,182
Automobile	9,165	11,641	14,475	17,667	20,902
Other consumer	61,744	56,782	54,779	50,101	48,067

Total loans held for investment	10,049,375	10,355,894	10,043,230	9,902,911	9,631,340
Increase (decrease) for:
Undisbursed loan funds	(72,765)	(95,002)	(99,309)	(106,557)	(65,813)
Net deferred costs and premiums	96,499	96,744	91,379	85,926	80,622
Allowance for losses	(33,103)	(34,999)	(34,880)	(35,834)	(37,307)

Total loans held for investment, net	10,040,006	10,322,637	10,000,420	9,846,446	9,608,842

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	631,261	649,964	662,292	379,796	392,928
Capitalized basis adjustment (a)	2,415	2,088	3,295	1,669	(4,460)

Total loans held for sale	633,676	652,052	665,587	381,465	388,468
Mortgage-backed securities available for sale:
Adjustable	1,875	2,253	3,385	58,122	73,792
Fixed	-	-	1,015,645	-	17,011

Total mortgage-backed securities available for sale	1,875	2,253	1,019,030	58,122	90,803

Total loans held for sale and mortgage-backed
securities available for sale	635,551	654,305	1,684,617	439,587	479,271

Total loans and mortgage-backed securities	$10,675,557	$10,976,942	$11,685,037	$10,286,033	$10,088,113

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At March 31, 2003, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At March 31, 2003, our residential one-to-four units subprime portfolio consisted of approximately 88% "A-" credit, 10% "B" credit and 2% "C" credit loans. The average loan-to-value ratio at origination for these loans was approximately 75%.

          We carry mortgage-backed securities available for sale at fair value which, at March 31, 2003, reflected an unrealized gain of $32,000. The current quarter-end unrealized gain, less the associated tax effect, is reflected within a separate component of other comprehensive income until realized.

Page 25	Navigation Links

Deposits

          At March 31, 2003, our deposits totaled $9.0 billion, up $399 million or 4.6% from the year-ago level, but down $241 million or 2.6% from the previous quarter. Compared to the year-ago period, our lower-rate transaction accounts—i.e., checking, money market and regular passbook—increased $1.2 billion or 33.7%, which was partially offset by a decrease in our certificates of deposit of $830 million or 16.8%. As depositors seemed more interested in liquidity given the relatively low level of interest rates, they continued to move monies from certificates of deposit to transaction accounts, primarily regular passbook accounts. At March 31, 2003, the average deposit size of our traditional branches was $103 million, while the average size of our in-store branches was $17 million, or $20 million excluding the 19 new in-store branches opened within the past 12 months.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	March 31, 2003		December 31, 2002		September 30, 2002		June 30, 2002		March 31, 2002

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$446,668	-%	$388,376	-%	$312,338	-%	$295,788	-%	$312,962
Interest-bearing
checking (a)	0.21	434,148	0.25	422,417	0.25	410,095	0.25	418,310	0.25	436,612
Money market	1.19	127,257	1.37	120,105	1.64	113,746	1.80	114,618	1.82	112,646
Regular passbook	1.45	3,872,525	1.70	3,639,798	2.04	3,413,891	2.42	3,082,356	2.57	2,789,500

Total transaction
accounts	1.20	4,880,598	1.41	4,570,696	1.71	4,250,070	1.99	3,911,072	2.05	3,651,720
Certificates of deposit:
Less than 2.00%	1.45	1,292,664	1.57	919,864	1.75	452,965	1.83	123,651	1.85	144,471
2.00-2.49	2.24	241,833	2.28	401,657	2.32	766,889	2.33	840,677	2.33	711,900
2.50-2.99	2.80	436,352	2.79	528,557	2.78	722,442	2.77	800,658	2.74	611,161
3.00-3.49	3.32	706,952	3.38	1,188,078	3.36	1,213,176	3.33	1,258,969	3.29	1,080,673
3.50-3.99	3.89	545,453	3.89	700,250	3.88	664,344	3.84	588,142	3.84	527,613
4.00-4.49	4.25	368,490	4.25	374,424	4.25	376,386	4.25	563,298	4.23	830,142
4.50-4.99	4.80	471,542	4.80	473,399	4.80	492,254	4.80	456,618	4.76	495,530
5.00 and greater	5.57	53,674	5.63	81,425	5.78	118,406	5.84	147,473	5.59	545,680

Total certificates
of deposit	2.97	4,116,960	3.19	4,667,654	3.30	4,806,862	3.41	4,779,486	3.66	4,947,170

Total deposits	2.01%	$8,997,558	2.31%	$9,238,350	2.55%	$9,056,932	2.77%	$8,690,558	2.98%	$8,598,890

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings declined $323 million to $1.3 billion, due to a decrease in FHLB advances. This followed a decrease of $246 million during the fourth quarter of 2002.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2003	2002	2002	2002	2002

Federal Home Loan Bank advances	$1,300,850	$1,624,084	$1,687,431	$1,413,607	$1,320,386
Securities sold under agreements to repurchase	-	-	182,358	-	-

Total borrowings	$1,300,850	$1,624,084	$1,869,789	$1,413,607	$1,320,386

Weighted average rate on borrowings during
the quarter	3.91%	4.10%	4.35%	4.59%	4.28%
Total borrowings as a percentage of total assets	11.37	13.56	14.94	12.70	12.10

Page 26	Navigation Links

Capital Securities

          On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense on our capital securities, including the amortization of deferred issuance costs, was $3.0 million for the first quarter of both 2003 and 2002. These securities may be called at our option at $25 per share beginning in July of 2004.

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate as a partner in real estate joint venture relationships through our wholly-owned subsidiary, DSL Service Company. It is possible that certain of our real estate joint venture partnerships will likely require consolidation as a result of applying the provisions of the recently issued Financial Accounting Standards Board Interpretation 46. The expected financial impact of this interpretation is deemed to be immaterial. For further information, see Note 8 of Notes to the Consolidated Financial Statements on page 11.

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instrument are recorded on-balance sheet. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 28, Capital Resources and Liquidity—Contractual Obligations and Other Commitments on page 37 and Note 3 of Notes to the Consolidated Financial Statements on page 7.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 28, Capital Resources and Liquidity—Contractual Obligations and Other Commitments on page 37 and Note 3 of Notes to the Consolidated Financial Statements on page 7.

          We use the same credit policies in making commitments to originate loans, lines of credit and letters of credit as we do for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. We control the credit risk of our commitments to originate loans held for investment through credit approvals, limits and monitoring procedures.

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

Page 27	Navigation Links

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis—generally more rapidly—than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Int erest rates on adjustable rate mortgages are primarily tied to COFI and MTA.

          In addition to the market risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the h edge contracts. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders’ equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. We generally do not enter into hedging contracts for speculative purposes.

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

          There has been no significant change in our market risk since December 31, 2002.

Page 28	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of March 31, 2003, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a numb er of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	March 31, 2003

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and FHLB stock(a)	$233,580	$60,795	$46,548	$67	$-	$340,990
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	8,229,523	251,472	1,236,346	-	-	9,717,341
Fixed	599,605	34,506	101,445	13,238	1,763	750,557
Commercial real estate	27,993	5,778	6,604	15,503	-	55,878
Construction	49,915	-	-	-	-	49,915
Land	22,467	7	51	611	-	23,136
Non-mortgage loans:
Commercial	7,106	-	-	-	-	7,106
Consumer	63,112	2,149	4,488	-	-	69,749
Mortgage-backed securities	1,875	-	-	-	-	1,875

Total loans and mortgage-backed securities	9,001,596	293,912	1,348,934	29,352	1,763	10,675,557

Total interest-earning assets	$9,235,176	$354,707	$1,395,482	$29,419	$1,763	$11,016,547

Transaction accounts:
Non-interest-bearing checking	$446,668	$-	$-	$-	$-	$446,668
Interest-bearing checking(c)	434,148	-	-	-	-	434,148
Money market (d)	127,257	-	-	-	-	127,257
Regular passbook (d)	3,872,525	-	-	-	-	3,872,525

Total transaction accounts	4,880,598	-	-	-	-	4,880,598
Certificates of deposit(a)	2,082,540	827,457	1,206,963	-	-	4,116,960

Total deposits	6,963,138	827,457	1,206,963	-	-	8,997,558
Borrowings	87,700	3,000	751,150	459,000	-	1,300,850
Capital securities	-	-	-	-	120,000	120,000

Total deposits, borrowings and
capital securities	$7,050,838	$830,457	$1,958,113	$459,000	$120,000	$10,418,408

Excess (shortfall) of interest-earning assets over
deposits, borrowings and capital securities	$2,184,338	$(475,750)	$(562,631)	$(429,581)	$(118,237)	$598,139
Cumulative gap	2,184,338	1,708,588	1,145,957	716,376	598,139
Cumulative gap–as a percentage of total assets:
March 31, 2003	19.10%	14.94%	10.02%	6.26%	5.23%
December 31, 2002	16.80	12.54	9.33	5.80	4.83
March 31, 2002	18.02	8.51	8.35	5.04	4.19

(a) Based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
Page 29	Navigation Links

          Our six-month gap at March 31, 2003 was a positive 19.10%. This means that more interest-earning assets mature or reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 16.80% at December 31, 2002 and 18.02% a year ago.

          We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended March 31, 2003, we originated and purchased for investment $4.5 billion of adjustable rate loans which represented approximately 99% of all loans we originated and purchased for investment during the period.

          At March 31, 2003 and December 31, 2002, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 99% at March 31, 2002. At March 31, 2003, loans held for investment and mortgage-backed securities with adjustable interest rates represented 93% of those portfolios. During the first quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          At March 31, 2003, $9.9 billion or 93% of our total loan portfolio, including mortgage-backed securities, consisted of adjustable rate loans, construction loans, and loans with a due date of five years or less, compared to $10.2 billion or 92% at December 31, 2002, and $9.4 billion or 93% a year ago.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2002	2002	2002	2002

Weighted average yield:
Loans and mortgage-backed securities	5.53%	5.83%	6.00%	6.01%	6.45%
Federal Home Loan Bank stock	5.31	5.24	2.87	5.56	5.30
Investment securities	2.34	3.07	3.12	3.44	3.43

Interest-earning assets yield	5.46	5.72	5.90	5.93	6.35

Weighted average cost:
Deposits	2.01	2.31	2.55	2.77	2.98
Borrowings:
Federal Home Loan Bank advances	4.50	3.88	3.95	4.32	4.63
Other borrowings	-	-	2.02	-	-

Total borrowings	4.50	3.88	3.76	4.32	4.63
Capital securities	10.00	10.00	10.00	10.00	10.00

Combined funds cost	2.42	2.63	2.84	3.07	3.28

Interest rate spread	3.04%	3.09%	3.06%	2.86%	3.07%

          The period-end weighted average yield on our loan portfolio declined to 5.53% at March 31, 2003, down from 5.83% at December 31, 2002 and 6.45% at March 31, 2002. At March 31, 2003, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securitites, totaled $9.7 billion with a weighted average rate of 5.44%, compared to $9.9 billion with a weighted average rate of 5.75% at December 31, 2002, and $9.1 billion with a weighted average rate of 6.35% at March 31, 2002.

Page 30	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets declined $4 million during the quarter to $75 million or 0.66% of total assets. The decline was primarily in the residential category, of which $3 million was associated with prime loans and $1 million was associated with subprime loans.

          The following table summarizes our non-performing assets at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2003	2002	2002	2002	2002

Non-accrual loans:
Residential one-to-four units	$34,426	$34,504	$36,068	$33,827	$43,934
Residential one-to-four units – subprime	30,086	32,263	36,304	31,540	33,169
Other	683	681	823	4,305	4,589

Total non-accrual loans	65,195	67,448	73,195	69,672	81,692
Troubled debt restructure – below market rate (a)	-	-	203	203	203
Real estate acquired in settlement of loans	10,205	12,360	15,441	13,528	11,917
Repossessed automobiles	-	6	15	16	19

Total non-performing assets	$75,400	$79,814	$88,854	$83,419	$93,831

Allowance for loan losses:
Amount	$33,103	$34,999	$34,880	$35,834	$37,307
As a percentage of non-performing loans	50.78%	51.89%	47.52%	51.28%	45.55%
Non-performing assets as a percentage of total assets	0.66	0.67	0.71	0.75	0.86

(a) Represented one residential one-to-four unit loan.

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans declined during the quarter to 0.80% at March 31, 2003, from 0.86% at December 31, 2002, and 1.05% a year ago. The decline during the quarter primarily occurred in our residential one-to-four units category.

Page 31	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	March 31, 2003				December 31, 2002

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$18,566	$7,771	$26,054	$52,391	$19,881	$8,066	$27,333	$55,280
One-to-four units – subprime	7,835	6,943	17,496	32,274	8,971	5,944	23,831	38,746
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	26,401	14,714	43,550	84,665	28,852	14,010	51,164	94,026
Non-mortgage:
Commercial	-	-	428	428	-	-	466	466
Automobile	158	23	15	196	98	13	4	115
Other consumer	141	70	240	451	48	47	211	306

Total delinquent loans	$26,700	$14,807	$44,233	$85,740	$28,998	$14,070	$51,845	$94,913

Delinquencies as a percentage of total loans	0.25%	0.14%	0.41%	0.80%	0.26%	0.13%	0.47%	0.86%

	September 30, 2002				June 30, 2002

Loans secured by real estate:
Residential:
One-to-four units	$17,835	$10,454	$25,487	$53,776	$20,531	$6,461	$27,472	$54,464
One-to-four units – subprime	11,606	6,565	22,275	40,446	10,694	3,308	24,228	38,230
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	29,441	17,019	47,762	94,222	31,225	9,769	51,700	92,694
Non-mortgage:
Commercial	-	1,235	548	1,783	-	-	428	428
Automobile	126	9	26	161	190	13	54	257
Other consumer	147	36	249	432	314	132	180	626

Total delinquent loans	$29,714	$18,299	$48,585	$96,598	$31,729	$9,914	$52,362	$94,005

Delinquencies as a percentage of total loans	0.28%	0.17%	0.45%	0.90%	0.31%	0.10%	0.50%	0.91%

	March 31, 2002

Loans secured by real estate:
Residential:
One-to-four units	$19,454	$6,360	$34,724	$60,538
One-to-four units – subprime	13,653	4,175	25,797	43,625
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	33,107	10,535	60,521	104,163
Non-mortgage:
Commercial	-	-	637	637
Automobile	138	14	79	231
Other consumer	142	57	185	384

Total delinquent loans	$33,387	$10,606	$61,422	$105,415

Delinquencies as a percentage of total loans	0.33%	0.11%	0.61%	1.05%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 32	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses.

          We use an internal asset review system and loss allowance methodology to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is r ecorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

          Allowances for losses on all assets were $34 million at March 31, 2003, compared to $36 million at December 31, 2002, and $38 million a year ago.

          In the current quarter, we reversed $1.7 million of provision for loan losses and net loan charge-offs totaled $0.2 million, resulting in a decrease in the allowance for loan losses to $33 million at March 31, 2003. The current quarter decline in the allowance reflected a decrease of $0.7 million in allocated allowances to $4.8 million due to declines in various loan categories. General valuation allowances decreased $1.2 million due to a decline in the loan portfolio and there was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Balance at beginning of period	$34,999	$34,880	$35,834	$37,307	$36,120
Provision (reduction)	(1,709)	127	471	(1,106)	1,447
Charge-offs	(191)	(118)	(1,450)	(387)	(276)
Recoveries	4	110	25	20	16

Balance at end of period	$33,103	$34,999	$34,880	$35,834	$37,307

Page 33	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2003	2002	2002	2002	2002

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$17	$-	$113	$197	$125
One-to-four units – subprime	82	17	69	63	17
Five or more units	-	-	-	-	-
Commercial real estate	-	-	1,188	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	20	-	-	-	-
Automobile	10	16	3	33	52
Other consumer	62	85	77	94	82

Total gross loan charge-offs	191	118	1,450	387	276

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	102	-	-	9
One-to-four units – subprime	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	1	5	21	16	5
Other consumer	3	3	4	4	2

Total gross loan recoveries	4	110	25	20	16

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	17	(102)	113	197	116
One-to-four units – subprime	82	17	69	63	17
Five or more units	-	-	-	-	-
Commercial real estate	-	-	1,188	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	20	-	-	-	-
Automobile	9	11	(18)	17	47
Other consumer	59	82	73	90	80

Total net loan charge-offs	$187	$8	$1,425	$367	$260

Net loan charge-offs as a
percentage of average loans	0.01%	-%	0.05%	0.01%	0.01%

Page 34	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	March 31, 2003			December 31, 2002			September 30, 2002

		Gross	Allowance		Gross	Allowance		Gross	Allowance
		Loan	Percentage		Loan	Percentage		Loan	Percentage
		Portfolio	to Loan		Portfolio	to Loan		Portfolio	to Loan
(Dollars in Thousands)	Allowance	Balance	Balance	Allowance	Balance	Balance	Allowance	Balance	Balance

Loans secured by real estate:
Residential:
One-to-four units	$17,553	$8,442,914	0.21%	$18,562	$8,647,197	0.21%	$17,951	$8,285,998	0.22%
One-to-four units – subprime	7,965	1,300,418	0.61	8,642	1,386,113	0.62	8,873	1,420,081	0.62
Five or more units	160	21,340	0.75	80	10,640	0.75	63	8,430	0.75
Commercial real estate	1,226	58,143	2.11	1,364	71,415	1.91	1,448	77,665	1.86
Construction	1,197	100,767	1.19	1,223	103,547	1.18	1,292	110,125	1.17
Land	498	39,962	1.25	636	53,538	1.19	665	53,885	1.23
Non-mortgage:
Commercial	564	14,922	3.78	586	15,021	3.90	634	17,792	3.56
Automobile	82	9,165	0.89	100	11,641	0.86	127	14,475	0.88
Other consumer	1,058	61,744	1.71	1,006	56,782	1.77	1,027	54,779	1.87
Not specifically allocated	2,800	-	-	2,800	-	-	2,800	-	-

Total loans held for investment	$33,103	$10,049,375	0.33%	$34,999	$10,355,894	0.34%	$34,880	$10,043,230	0.35%

	June 30, 2002			March 31, 2002

Loans secured by real estate:
Residential:
One-to-four units	$17,291	$8,122,908	0.21%	$18,566	$7,869,433	0.24%
One-to-four units – subprime	8,697	1,417,915	0.61	9,755	1,436,760	0.68
Five or more units	65	8,727	0.74	76	10,150	0.75
Commercial real estate	2,905	81,722	3.55	3,367	110,341	3.05
Construction	1,459	124,318	1.17	920	78,202	1.18
Land	769	62,182	1.24	446	36,303	1.23
Non-mortgage:
Commercial	596	17,371	3.43	511	21,182	2.41
Automobile	250	17,667	1.42	292	20,902	1.40
Other consumer	1,002	50,101	2.00	574	48,067	1.19
Not specifically allocated	2,800	-	-	2,800	-	-

Total loans held for investment	$35,834	$9,902,911	0.36%	$37,307	$9,631,340	0.39%

          At March 31, 2003, the recorded investment in loans for which we recognized impairment totaled $13 million, unchanged from December 31, 2002, but down from $17 million a year ago. The allowance for losses related to these loans was $1 million at both March 31, 2003 and December 31, 2002, and $2 million a year ago. During the first quarter, total interest recognized on the impaired loan portfolio was $0.3 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Balance at beginning of period	$725	$747	$2,203	$2,356	$759
Provision (reduction)	(5)	(22)	(268)	(153)	1,597
Charge-offs	-	-	(1,188)	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$720	$725	$747	$2,203	$2,356

Page 35	Navigation Links

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2003	2002	2002	2002	2002

Balance at beginning of period	$908	$1,752	$1,851	$1,033	$2,690
Provision (reduction)	41	151	(99)	818	(1,318)
Charge-offs	-	(995)	-	-	(339)
Recoveries	-	-	-	-	-

Balance at end of period	$949	$908	$1,752	$1,851	$1,033

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

          Our primary sources of funds generated in the first quarter of 2003 were from:

  principal repayments of $1.1 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities; and
  maturities and sales of U.S. Treasury securities, agency obligations and other investment securities available for sale of $384 million.

          We used these funds for the following purposes:

  to originate and purchase loans held for investment, excluding refinances of our existing loans, of $772 million;
  to paydown our FHLB advances by $323 million;
  to fund a net decline in deposits of $241 million; and
  to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $142 million.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At March 31, 2003, our FHLB borrowings totaled $1.3 billion, representing 11.4% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.3 billion. To the extent deposit growth over the remainder of 2003 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or possibly other sources. As of March 31, 2003, we had commitments to borrowers for short-term rate locks of $1.4 billion, undisburs ed loan funds and unused lines and letters of credit of $182 million, commitments to purchase loans of $5 million, other contingent liabilities of $3 million and commitments to invest in affordable housing funds of $2 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          Another measure of liquidity in the savings and loan industry is the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The Bank’s ratio was 5.2% at March 31, 2003, 5.4% at December 31, 2002 and 3.9% a year ago.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At March 31, 2003, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $65 million.

Page 36	Navigation Links

          On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of our common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well as market conditions in general. To-date, a total of 306,300 shares have been repurchased at an average price of $39.73. There were no shares repurchased during the first quarter of 2003 and, at March 31, 2003, $38 million of the original authorization remains available for future purchases.

          Stockholders’ equity totaled $852 million at March 31, 2003, up from $823 million at December 31, 2002 and $768 million a year ago.

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

          Our commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.

          Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. We evaluate each customer’s creditworthiness.

          We receive collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with us.

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 28 and Note 3 of Notes to the Consolidated Financial Statements on page 7.

Page 37	Navigation Links

          At March 31, 2003, scheduled maturities of certificates of deposit and FHLB advances, secondary marketing activities, loans held for investment, future operating minimum lease commitments and other contractual obligations were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$2,909,997	$661,554	$545,409	$-	$4,116,960
FHLB advances	90,700	624,850	126,300	459,000	1,300,850
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	957,549	-	-	-	957,549
Associated forward sale contracts	913,034	-	-	-	913,034
Associated forward purchase contracts	6,000	-	-	-	6,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	633,676	-	-	-	633,676
Associated forward sale contracts	624,002	-	-	-	624,002
Commitments to originate loans held for investment:
Adjustable	190,737	-	-	-	190,737
Fixed	117	-	-	-	117
Undisbursed loan funds and unused lines of credit	70,527	2,238	-	105,989	178,754
Operating leases	4,286	7,006	4,047	2,228	17,567
Letters of credit and other contingent liabilities	-	-	-	6,031	6,031
Commitments to purchase loans	5,200	-	-	-	5,200
Commitments to invest in affordable housing funds	-	-	-	2,400	2,400

Total obligations and commitments	$6,405,825	$1,295,648	$675,756	$575,648	$8,952,877

Regulatory Capital Compliance

          Our core and tangible capital ratios were both 7.26% and our risk-based capital ratio was 13.87% at March 31, 2003. The Bank’s capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation. As of March 31, 2003, we made the following changes in calculating our regulatory capital ratios as directed by the OTS:

  Deduct from capital the loans the Bank has made to certain joint ventures in which DSL Service Company is a partner. At March 31, 2003, these loans totaled $37 million; and
  Risk weight our subprime residential loans at 75% instead of 50%.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of March 31, 2003.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$901,254			$901,254		$901,254
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(33,337)			(33,337)		(33,337)
Loans to subsidiary joint ventures	(36,605)			(36,605)		(36,605)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(5,651)			(5,651)		(5,651)
Additions:
Unrealized losses on securities available for sale	579			579		579
General loss allowance – investment in DSL
Service Company	243			243		243
Allowance for loan losses,
net of specific allowances (a)	-			-		32,600

Regulatory capital	823,333	7.26%		823,333	7.26%	855,933	13.87%
Well capitalized requirement	170,221	1.50	(b)	567,405	5.00	616,962	10.00	(c)

Excess	$653,112	5.76%		$255,928	2.26%	$238,971	3.87%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.34%.
Page 38	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Financial Condition—Asset/Liability Management and Market Risk on page 28.

ITEM 4. – CONTROLS AND PROCEDURES

          Within 90 days of the date of this report, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures are effective in timely alerting them to material information relating to Downey required to be included in Downey’s periodic Securities and Exchange Commission filings. There has been no significant changes in Downey’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Page 39	Navigation Links

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

          We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 2 – Changes in Securities and Use of Proceeds

          None.

ITEM 3 – Defaults Upon Senior Securities

          None.

ITEM 4 – Submission of Matters to a Vote of Security Holders

          None.

ITEM 5 – Other Information

          None.

ITEM 6 – Exhibits and Reports on Form 8-K

(A)          Exhibits

Exhibit
Number	Description

3.1 (2)	Certificate of Incorporation of Downey Financial Corp.

3.2 (1)	Bylaws of Downey Financial Corp.

4.1 (4)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp. and Wilmington
Trust Company as Indenture Trustee.

4.2 (4)	10% Junior Subordinated Debenture due September 15, 2029, Principal Amount $123,711,350.

4.3 (4)	Certificate of Trust of Downey Financial Capital Trust I, dated as of May 25, 1999.

4.4 (4)	Trust Agreement of Downey Financial Capital Trust I, dated May 25, 1999.

4.5 (4)	Amended and Restated Trust Agreement of Downey Financial Capital Trust I, between Downey Financial
Corp., Wilmington Trust Company and the Administrative Trustees named therein, dated as of July 23, 1999.

4.6 (4)	Certificate Evidencing Common Securities of Downey Financial Capital Trust I, 10% Common Securities.

4.7 (4)	Certificate Evidencing Capital Securities of Downey Financial Capital Trust I, 10% Capital Securities (Global
Certificate).

4.8 (4)	Common Securities Guarantee Agreement of Downey Financial Corp. (Guarantor), dated July 23, 1999.

4.9 (4)	Capital Securities Guarantee Agreement of Downey Financial Corp. and Wilmington Trust Company, dated as of July 23, 1999.

10.1 (3)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and Restated as of
January 1, 1996).

Page 40	Navigation Links

(A)          Exhibits (Continued)

Exhibit
Number	Description

10.2 (3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan. Amendment
No. 1, Effective and Adopted January 22, 1997.

10.3 (3)	Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan (October 1, 1997
Restatement).

10.4 (3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan
(October 1, 1997 Restatement) Amendment No. 1, Effective and Adopted January 28, 1998.

10.5 (3)	Trust Agreement for Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan,
Effective October 1, 1997 between Downey Savings and Loan Association, F.A. and Fidelity Management
Trust Company.

10.6 (2)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.10 (1)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.11 (5)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.
Amendment No. 1, Effective and Adopted July 26, 2000.

10.13 (6)	Deferred Compensation Program.

10.14 (6)	Director Retirement Benefits.

10.15 (7)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1) Filed as part of Downey’s Registration Statement on Form 8-B/A filed January 17, 1995.
(2) Filed as part of Downey’s Registration Statement on Form S-8 filed February 3, 1995.
(3) Filed as part of Downey’s report on Form 10-K filed March 16, 1998.
(4) Filed as part of Downey’s report on Form 10-Q filed November 2, 1999.
(5) Filed as part of Downey’s report on Form 10-Q filed August 2, 2000.
(6) Filed as part of Downey’s report on Form 10-K filed March 7, 2001.
(7) Filed as part of Downey’s report on Form 10-K filed March 6, 2003.

(B)          Reports on Form 8-K

          1) Form 8-K filed January 16, 2003, with respect to a press release reporting its results of operations during the three and twelve months ended December 31, 2002.

          2) Form 8-K filed February 18, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended January 31, 2003.

          3) Form 8-K filed February 27, 2003, with respect to a press release reporting the retirement of Sam Yellen from the boards of both Downey Financial Corp. and Downey Savings and Loan Association, F.A., its principal subsidiary and the election of Gerald E. Finnell to director of the boards of both Downey Financial Corp. and Downey Savings and Loan Association, F.A.

          4) Form 8-K filed March 24, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended February 28, 2003.

Page 41	Navigation Links

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: May 1, 2003	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: May 1, 2003	Thomas E. Prince
Executive Vice President and Chief Financial Officer

Page 42	Navigation Links

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel D. Rosenthal

Date: May 1, 2003	Daniel D. Rosenthal
President and Chief Executive Officer

Page 43	Navigation Links

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas E. Prince

Date: May 1, 2003	Thomas E. Prince
Executive Vice President and Chief Financial Officer

Page 44	Navigation Links

NAVIGATION   LINKS

FORM 10-Q COVER

PART I

ITEM 1. – FINANCIAL INFORMATION

  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOTE (1) – Basis of Financial Statement Presentation
    NOTE (2) – Mortgage Servicing Rights
    NOTE (3) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations
    NOTE (4) – Income Taxes
    NOTE (5) – Employee Stock Option Plans
    NOTE (6) – Earnings Per Share
    NOTE (7) – Business Segment Reporting
    NOTE (8) – Current Accounting Issues

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW
    Critical Accounting Policies
  RESULTS OF OPERATIONS
    Net Interest Income
    Provision for Loan Losses
    Other Income
      Loan and Deposit Related Fees
      Real Estate and Joint Ventures Held for Investment
      Secondary Marketing Activities
    Operating Expense
    Provision for Income Taxes
    Business Segment Reporting
      Banking
      Real Estate Investment
  FINANCIAL CONDITION
    Loans and Mortgage-Backed Securities
    Deposits
    Borrowings
    Capital Securities
    Off-Balance Sheet Arrangements
    Transactions with Related Parties
    Asset/Liability Management and Market Risk
    Problem Loans and Real Estate
      Non-Performing Assets
      Delinquent Loans
      Allowance for Losses on Loans and Real Estate
    Capital Resources and Liquidity
      Contractual Obligations and Other Commitments
    Regulatory Capital Compliance

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITME 4. – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

ITEM 2. – Changes in Securities and Use of Proceeds

ITEM 3. – Defaults Upon Senior Securities

ITEM 4. – Submission of Matters to a Vote of Security Holders

ITEM 5. – Other Information

ITEM 6. – Exhibits and Reports on Form 8-K

  Exhibits Included in This Form 10-Q Filing:
    99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
    99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

AVAILABILITY OF REPORTS

SIGNATURES

SECTION 302 CEO and CFO CERTIFICATIONS