Form 10-Q
period 2003-06-30
DOWNEY FINANCIAL CORP
filed 2003-07-31
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended June 30, 2003

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

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

          At June 30, 2003, 27,928,722 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

Navigation Links

DOWNEY FINANCIAL CORP.

JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I

ITEM 1. – FINANCIAL INFORMATION

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2002

Assets
Cash	$136,423	$123,524	$117,788
Federal funds	89,210	2,555	16,401

Cash and cash equivalents	225,633	126,079	134,189
Trading securities, at fair value	201,781	-	-
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	276,904	457,797	292,832
Municipal securities held to maturity, at amortized cost (estimated fair value of $6,202 at June 30, 2003 and December 31, 2002,
and $6,373 at June 30, 2002)	6,215	6,216	6,387
Loans and securities purchased under resale agreements	60,000	-	-
Loans held for sale, at lower of cost or fair value	721,929	652,052	381,465
Mortgage-backed securities available for sale, at fair value	1,736	2,253	58,122
Loans receivable held for investment	10,049,361	10,322,637	9,846,446
Investments in real estate and joint ventures	36,297	33,890	40,283
Real estate acquired in settlement of loans	9,464	12,360	13,528
Premises and equipment	113,434	113,536	113,417
Federal Home Loan Bank stock, at cost	120,517	117,563	114,452
Mortgage servicing rights, net	48,722	57,729	59,771
Other assets	75,557	76,039	69,536

	$11,947,550	$11,978,151	$11,130,428

Liabilities and Stockholders’ Equity
Deposits	$8,895,452	$9,238,350	$8,690,558
Federal Home Loan Bank advances and other borrowings	1,675,971	1,624,084	1,413,607
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
of the Company ("Capital Securities")	120,000	120,000	120,000
Accounts payable and accrued liabilities	303,921	102,533	64,709
Deferred income taxes	82,841	70,080	54,118

Total liabilities	11,078,185	11,155,047	10,342,992

Stockholders’ equity:
Preferred stock, par value of $0.01 per share; authorized 5,000,000
shares; outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares; issued 28,235,022 shares at June 30, 2003, December 31, 2002
and June 30, 2002	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	1,135	(1,422)	236
Retained earnings	786,326	742,622	693,126
Treasury stock, at cost, 306,300 shares at June 30, 2003 and
December 31, 2002	(12,170)	(12,170)	-

Total stockholders’ equity	869,365	823,104	787,436

	$11,947,550	$11,978,151	$11,130,428

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Thousands, Except Per Share Data)	2003	2002	2003	2002

Interest income
Loans receivable	$130,884	$148,448	$273,373	$308,725
U.S. Treasury securities and agency obligations	1,886	2,163	5,023	5,196
Mortgage-backed securities	19	942	35	2,216
Other investments	1,485	1,872	3,140	3,686

Total interest income	134,274	153,425	281,571	319,823

Interest expense
Deposits	42,369	60,397	90,219	128,756
Borrowings	14,559	14,859	29,976	29,912
Capital securities	3,041	3,041	6,082	6,082

Total interest expense	59,969	78,297	126,277	164,750

Net interest income	74,305	75,128	155,294	155,073
Provision for (reduction of) loan losses	(624)	(1,106)	(2,333)	341

Net interest income after provision for (reduction of) loan losses	74,929	76,234	157,627	154,732

Other income, net
Loan and deposit related fees	13,649	11,396	25,627	22,914
Real estate and joint ventures held for investment, net	2,069	1,016	3,012	4,013
Secondary marketing activities:
Loan servicing loss, net	(21,692)	(15,617)	(35,378)	(16,205)
Net gains on sales of loans and mortgage-backed securities	12,652	6,896	32,415	23,097
Net gains on sales of mortgage servicing rights	18	12	23	306
Net gains on trading securities	591	-	591	-
Net gains on sales of investment securities	-	19	8	209
Litigation award	265	-	2,717	-
Other	845	380	1,331	1,121

Total other income, net	8,397	4,102	30,346	35,455

Operating expense
Salaries and related costs	33,028	28,315	67,154	57,752
Premises and equipment costs	7,971	7,754	15,684	14,887
Advertising expense	1,016	1,582	1,809	2,626
SAIF insurance premiums and regulatory assessments	825	762	1,656	1,548
Professional fees	418	233	1,046	797
Other general and administrative expense	8,111	6,350	16,004	12,561

Total general and administrative expense	51,369	44,996	103,353	90,171
Net operation of real estate acquired in settlement of loans	(111)	27	186	(31)

Total operating expense	51,258	45,023	103,539	90,140

Income before income taxes	32,068	35,313	84,434	100,047
Income taxes	13,553	14,938	35,702	42,294

Net income	$18,515	$20,375	$48,732	$57,753

PER SHARE INFORMATION

Basic	$0.66	$0.72	$1.74	$2.04

Diluted	$0.66	$0.72	$1.74	$2.04

Cash dividends declared and paid	$0.09	$0.09	$0.18	$0.18

Weighted average diluted shares outstanding	27,970,022	28,284,493	27,968,194	28,277,833

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2003	2002	2003	2002

Net income	$18,515	$20,375	$48,732	$57,753

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	97	811	(639)	(545)
Mortgage-backed securities available for sale, at fair value	(5)	1,862	(12)	924
Less reclassification of realized gains included in net income	-	(11)	(5)	(121)
Unrealized losses on cash flow hedges:
Net derivative instruments	(4,437)	(3,108)	(7,735)	(3,625)
Less reclassification of realized losses included in net income	6,059	1,970	10,948	3,842

Total other comprehensive income, net of income taxes	1,714	1,524	2,557	475

Comprehensive income	$20,229	$21,899	$51,289	$58,228

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In Thousands)	2003	2002

Cash flows from operating activities
Net income	$48,732	$57,753
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	43,378	29,046
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	22,737	16,458
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
trading and investment securities, real estate and other assets	(35,283)	(26,597)
Interest capitalized on loans (negative amortization)	(5,584)	(15,844)
Federal Home Loan Bank stock dividends	(2,954)	(1,313)
Loans originated for sale	(3,768,301)	(2,331,790)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	3,724,399	2,473,447
Other, net	(33,039)	(2,287)

Net cash provided by (used for) operating activities	(5,915)	198,873

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	5,255	88,531
Wholly owned real estate and real estate acquired in settlement of loans	9,398	20,234
Proceeds from maturities of U.S. Treasury securities, agency obligations
and other investment securities available for sale	452,630	268,980
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(273,618)	(250,355)
Loans and securities under resale agreements	(60,000)	-
Loans receivable held for investment	(667,194)	(7,302)
Premises and equipment	(9,022)	(11,226)
Originations of loans receivable held for investment (net of refinances of $ 136,471 for the
six months ended June 30, 2003 and $144,176 for the six months ended June 30, 2002)	(1,392,818)	(2,112,320)
Principal payments on loans receivable held for investment and mortgage-backed
securities available for sale	2,343,957	1,794,576
Net change in undisbursed loan funds	(6,008)	55,822
Investments in real estate held for investment	(2,979)	(14,806)
Other, net	1,907	2,903

Net cash provided by (used for) investing activities	401,508	(164,963)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended
	June 30,

(In Thousands)	2003	2002

Cash flows from financing activities
Net increase (decrease) in deposits	$(342,898)	$70,992
Proceeds from Federal Home Loan Bank advances	6,016,721	2,213,400
Repayments of Federal Home Loan Bank advances and other borrowings	(5,964,834)	(2,322,505)
Proceeds from exercise of stock options	-	392
Cash dividends	(5,028)	(5,080)

Net cash used for financing activities	(296,039)	(42,801)

Net increase (decrease) in cash and cash equivalents	99,554	(8,891)
Cash and cash equivalents at beginning of period	126,079	143,080

Cash and cash equivalents at end of period	$225,633	$134,189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$126,592	$160,925
Income taxes	42,550	18,509
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	647	2,015
Loans transferred from held for investment to held for sale	3,655	-
Loans exchanged for mortgage-backed securities	3,205,813	2,169,126
Trading and investment securities purchased and not settled	205,125	-
Real estate acquired in settlement of loans	8,532	12,973
Loans to facilitate the sale of real estate acquired in settlement of loans	3,171	8,275

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey’s financial condition as of June 30, 2003, December 31, 2002 and June 30, 2002, the results of operations and comprehensive income for the three months and six months ended June 30, 2003 and 2002, and changes in cash flows for the six months ended June 30, 2003 and 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2002, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Mortgage Servicing Rights

          The following table summarizes the activity in mortgage servicing rights and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2003	2003	2002	2002	2002

Gross balance at beginning of period	$92,178	$90,584	$83,705	$81,100	$74,914
Additions	15,405	14,954	18,779	9,304	10,156
Amortization	(9,951)	(4,771)	(4,146)	(4,120)	(3,253)
Sales	-	-	(1,319)	-	-
Impairment write-down	(7,684)	(8,589)	(6,435)	(2,579)	(717)

Gross balance at end of period	89,948	92,178	90,584	83,705	81,100

Allowance balance at beginning of period	35,672	32,855	36,793	21,329	6,333
Provision for impairment	13,238	11,406	2,497	18,043	15,713
Impairment write-down	(7,684)	(8,589)	(6,435)	(2,579)	(717)

Allowance balance at end of period	41,226	35,672	32,855	36,793	21,329

Total mortgage servicing rights, net	$48,722	$56,506	$57,729	$46,912	$59,771

As a percentage of associated mortgage loans	0.55%	0.67%	0.72%	0.64%	0.88%
Estimated fair value (a)	$48,722	$56,506	$57,736	$46,986	$59,771
Weighted average expected life (in months)	31	39	43	39	61
Custodial account earnings rate	1.26%	1.58%	1.61%	2.06%	3.82%
Weighted average discount rate	7.47	7.39	8.35	8.19	9.10

At period end
Mortgage loans serviced for others:
Total	$8,980,037	$8,535,480	$8,316,236	$7,502,157	$6,962,403
With capitalized mortgage servicing rights:(a)
Amount	8,916,259	8,460,152	8,036,393	7,355,700	6,807,306
Weighted average interest rate	6.12%	6.35%	6.51%	6.71%	6.80%

Custodial escrow balances	$16,527	$7,578	$15,243	$21,628	$13,044

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.

Page 6	Navigation Links
	Six Months Ended June 30,

(Dollars in Thousands)	2003	2002

Gross balance at beginning of period	$90,584	$65,630
Additions	30,359	25,153
Amortization	(14,722)	(6,169)
Sales	-	(35)
Impairment write-down	(16,273)	(3,479)

Gross balance at end of period	89,948	81,100

Allowance balance at beginning of period	32,855	8,735
Provision for impairment	24,644	16,073
Impairment write-down	(16,273)	(3,479)

Allowance balance at end of period	41,226	21,329

Total mortgage servicing rights, net	$48,722	$59,771

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$41,245	$4,607	$(405)	$41,579
Reduction of (increase in) valuation allowance	36,316	4,365	(405)	36,605

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(14,003)	(4,292)	729	(17,815)
Reduction of (increase in) valuation allowance	(14,003)	(4,292)	729	(17,815)

(a) The weighted-average expected life of the mortgage servicing rights portfolio is 84 months.
(b) The weighted-average expected life of the mortgage servicing rights portfolio is 31 months.

          The following table presents a breakdown of the components of loan servicing loss included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Net cash servicing fees	$5,117	$5,016	$4,680	$4,382	$4,020
Payoff and curtailment interest cost (a)	(3,620)	(2,525)	(2,498)	(1,182)	(671)
Amortization of MSRs	(9,951)	(4,771)	(4,146)	(4,120)	(3,253)
Provision for impairment of MSRs	(13,238)	(11,406)	(2,497)	(18,043)	(15,713)

Total loan servicing loss, net	$(21,692)	$(13,686)	$(4,461)	$(18,963)	$(15,617)

(a) Represents Downey’s contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

Page 7	Navigation Links
	Six Months Ended June 30,

(In Thousands)	2003	2002

Net cash servicing fees	$10,133	$7,474
Payoff and curtailment interest cost (a)	(6,145)	(1,437)
Amortization of MSRs	(14,722)	(6,169)
Provision for impairment of MSRs	(24,644)	(16,073)

Total loan servicing loss, net	$(35,378)	$(16,205)

(a) Represents Downey’s contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

NOTE (3) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notiona l amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At June 30, 2003, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $951 million, with a change in fair value resulting in a gain of $7.0 million.

Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. Downey does not generally enter into derivative transactions for purely speculative purposes. Contracts designated as hedges for the forecasted sale of loans from our held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the in effectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired fr om third parties. At June 30, 2003, the notional amount of forward sale contracts amounted to $1.7 billion, with a change in fair value resulting in a loss of $7.1 million, of which $710 million were designated as cash flow hedges. The notional amount of forward purchase contracts amounted to $139 million, with an estimated fair value loss of $0.5 million.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

Page 8	Navigation Links

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

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Net gains (losses) on non-qualifying hedge transactions	$(2,936)	$(139)	$4,287	$(2,663)	$(390)
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(2,936)	(139)	4,287	(2,663)	(390)
Other comprehensive loss	(1,622)	(1,591)	(1,272)	(840)	(1,138)

Notional amount at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$950,703	$957,549	$614,592	$892,429	$503,359
Associated forward sale contracts	985,094	913,034	624,062	1,024,586	501,292
Associated forward purchase contracts	139,000	6,000	50,000	165,000	3
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	721,929	633,676	652,052	665,587	381,465
Associated forward sale contracts	710,099	624,002	623,975	659,305	378,238

	Six Months Ended June 30,

(In Thousands)	2003	2002

Net gains (losses) on non-qualifying hedge transactions	$(3,075)	$4,474
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(3,075)	4,474
Other comprehensive income (loss)	(3,213)	217

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

Financial Instruments with Off-Balance Sheet Risk

          Downey utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in affordable housing funds. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

          Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party. We also have entered onto commitments to purchase loans and mortgage-backed securities and to invest in affordable housing funds.

Page 9	Navigation Links

          The following is a summary of commitments and contingent liabilities with off-balance sheet risk at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Commitments to originate loans held for investment:
Adjustable	$336,303	$190,737	$249,121	$261,365	$324,686
Fixed	235	117	716	1,459	2,112
Undisbursed loan funds and unused lines of credit	183,720	178,754	189,283	184,074	188,472
Letters of credit and other contingent liabilities	6,044	6,031	2,662	2,534	2,514
Commitments to purchase loans	40,816	5,200	-	294,476	-
Commitments to invest in affordable housing funds	2,400	2,400	2,400	2,400	2,400

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

          In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. These swap contracts reduce Downey’s interest rate risk between repricing assets and liabilities. No swap contracts were outstanding at June 30, 2003, December 31, 2002 or June 30, 2002.

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

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the "LTIP"), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At June 30, 2003, Downey had 306,300 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

Page 10	Navigation Links

          Downey measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, Downey’s net income and income per share would have been reduced to the pro forma amounts indicated for the periods below:

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands, Except Per Share Data)	2003	2003	2002	2002	2002

Net income:
As reported	$18,515	$30,217	$39,972	$14,568	$20,375
Stock-based compensation expense, net of tax	-	-	(4)	(3)	(3)

Pro forma	18,515	30,217	39,968	14,565	20,372
Earnings per share – Basic:
As reported	$0.66	$1.08	$1.43	$0.52	$0.72
Pro forma	0.66	1.08	1.43	0.52	0.72
Earnings per share – Diluted:
As reported	0.66	1.08	1.43	0.52	0.72
Pro forma	0.66	1.08	1.43	0.52	0.72

	Six Months Ended June 30,

(In Thousands, Except Per Share Data)	2003	2002

Net income:
As reported	$48,732	$57,753
Stock-based compensation expense, net of tax	-	(6)

Pro forma	48,732	57,747
Earnings per share – Basic:
As reported	$1.74	$2.04
Pro forma	1.74	2.04
Earnings per share – Diluted:
As reported	1.74	2.04
Pro forma	1.74	2.04

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,

	2003			2002

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$18,515	27,928,722	$0.66	$20,375	28,232,787	$0.72
Effect of dilutive stock options	-	41,300	-	-	51,706	-

Diluted earnings per share	$18,515	27,970,022	$0.66	$20,375	28,284,493	$0.72

Page 11	Navigation Links
	Six Months Ended June 30,

	2003			2002

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$48,732	27,928,722	$1.74	$57,753	28,222,918	$2.04
Effect of dilutive stock options	-	39,472	-	-	54,915	-

Diluted earnings per share	$48,732	27,968,194	$1.74	$57,753	28,277,833	$2.04

          There were no options excluded from the computation of earnings per share due to anti-dilution.

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by major business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended June 30, 2003
Net interest income (loss)	$74,325	$(20)	$-	$74,305
Reduction of loan losses	(624)	-	-	(624)
Other income	5,746	2,651	-	8,397
Operating expense	50,985	273	-	51,258
Net intercompany income (expense)	40	(40)	-	-

Income before income taxes	29,750	2,318	-	32,068
Income taxes	12,605	948	-	13,553

Net income	$17,145	$1,370	$-	$18,515

At June 30, 2003
Assets:
Loans and mortgage-backed securities	$10,773,026	$-	$-	$10,773,026
Investments in real estate and joint ventures	-	36,297	-	36,297
Other	1,165,355	8,279	(35,407)	1,138,227

Total assets	11,938,381	44,576	(35,407)	11,947,550

Equity	$869,365	$35,407	$(35,407)	$869,365

Three months ended June 30, 2002
Net interest income	$75,115	$13	$-	$75,128
Reduction of loan losses	(1,106)	-	-	(1,106)
Other income	2,803	1,299	-	4,102
Operating expense	44,779	244	-	45,023
Net intercompany income (expense)	86	(86)	-	-

Income before income taxes	34,331	982	-	35,313
Income taxes	14,541	397	-	14,938

Net income	$19,790	$585	$-	$20,375

At June 30, 2002
Assets:
Loans and mortgage-backed securities	$10,286,033	$-	$-	$10,286,033
Investments in real estate and joint ventures	-	40,283	-	40,283
Other	840,641	1,919	(38,448)	804,112

Total assets	11,126,674	42,202	(38,448)	11,130,428

Equity	$787,436	$38,448	$(38,448)	$787,436

Page 12	Navigation Links
		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Six months ended June 30, 2003
Net interest income (loss)	$155,299	$(5)	$-	$155,294
Reduction of loan losses	(2,333)	-	-	(2,333)
Other income	26,284	4,062	-	30,346
Operating expense	103,091	448	-	103,539
Net intercompany income (expense)	84	(84)	-	-

Income before income taxes	80,909	3,525	-	84,434
Income taxes	34,259	1,443	-	35,702

Net income	$46,650	$2,082	$-	$48,732

Six months ended June 30, 2002
Net interest income	$155,055	$18	$-	$155,073
Provision for loan losses	341	-	-	341
Other income	30,865	4,590	-	35,455
Operating expense	89,674	466	-	90,140
Net intercompany income (expense)	179	(179)	-	-

Income before income taxes	96,084	3,963	-	100,047
Income taxes	40,673	1,621	-	42,294

Net income	$55,411	$2,342	$-	$57,753

NOTE (8) – Current Accounting Issues

Statement of Financial Accounting Standards No. 148.

          Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148"), amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of Downey’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Presently, Downey does not intend to adopt the fair value method. For further information regarding Downey’s accounting for stock options, See Note 5 on page 10.

Statement of Financial Accounting Standards No. 149.

          Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on Downey.

Statement of Financial Accounting Standards No. 150.

          Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 clarifies that Downey’s Capital Securities be classified as a liability, whereas previously they were classified between the liabilities and equity sections. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is anticipated that the financial impact of SFAS 150 will not have a material effect on Downey.

Page 13	Navigation Links

Financial Accounting Standards Board Interpretation 46.

          Financial Accounting Standards Board Interpretation 46, "Provides Guidance to Improve Financial Reporting for SPEs, Off-Balance Sheet Structures and Similar Entities" ("FIN 46"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Certain of Downey’s real estate joint venture partnerships established prior to January 31, 2003 will likely require consolidation as a result of applying the provisions of FIN 46. There has been no variable interest entities established since January 31, 2003. While consolidation may require reclassification of certain financial statement items, the overall financial impact is considered immaterial.

Page 14	Navigation Links

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

OVERVIEW

          Our net income for the second quarter of 2003 totaled $18.5 million or $0.66 per share on a diluted basis, down from $20.4 million or $0.72 per share in the second quarter of 2002.

          The decline in net income between second quarters reflected lower net income from our banking operations, as net income from our real estate operations increased $0.8 million to $1.4 million due primarily to a reduction in provision for losses and higher gains from sales. Net income from our banking activities declined $2.6 million, primarily reflecting:

  a $6.2 million increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity;
  a $6.1 million increase in the loss from loan servicing activities;
  a $0.8 million decline in net interest income; and
  a $0.5 million decline in the reversal of provision for loan losses.

Those unfavorable items were partially offset by:

  a $5.8 million increase in gains from sales of loans and mortgage-backed securities;
  a $2.0 million increase in loan and deposit related fees;
  a $0.6 million increase in gains from trading securities; and
  a $0.5 million sales tax refund.

          For the first six months of 2003, our net income totaled $48.7 million or $1.74 per share on a diluted basis, down from $57.8 million or $2.04 per share for the first six months of 2002. The decline between six-month periods primarily reflected lower net income from our banking operations. The decline reflected an increased loss from loan servicing activities and higher operating expense, partially offset by higher gains from sales of loans and mortgage-backed securities, a litigation award, higher loan and deposit related fees and a favorable change in provision for loan losses.

          For the second quarter of 2003, our return on average assets was 0.65%, down from 0.75% a year ago, while our return on average equity was 8.64%, down from 10.51% a year ago. For the first six-month periods, our return on average assets declined from 1.06% a year ago to 0.84%, while our return on average equity declined from 15.16% to 11.49%.

          Our single family loan originations, including purchases, totaled a record $3.448 billion in the second quarter of 2003, up 58.2% from the $2.179 billion we originated in the second quarter of 2002 and 44.3% above the $2.390 billion we originated in the first quarter of 2003. Of the current quarter total, $1.287 billion represented originations of loans for portfolio, of which $64 million were subprime credits. In addition to single family loans, we originated $78 million of other loans in the quarter.

          At quarter end, our assets totaled $11.9 billion, up 7.3% from a year ago, but virtually unchanged from year-end 2002. Continued low interest rates caused refinance activity to remain high, as borrowers were attracted to low fixed rate mortgages. As a result, loan repayments exceeded portfolio originations and loans held for investment declined by $273 million since year end. That decline, however, was essentially offset by increases of $202 million in trading securities and $70 million in loans held for sale.

Page 15	Navigation Links

          Our deposits totaled $8.9 billion at June 30, 2003, up 2.4% from the year-ago level, but down 3.7% from year-end 2002. During the quarter, we opened five new in-store branches, bringing our total branches at quarter end to 170, of which 98 are in-store. A year ago, branches totaled 148, of which 78 were in-store.

          Our non-performing assets declined $9 million during the quarter to $66 million or 0.56% of total assets. The decline was primarily in our residential category, of which $5 million was associated with prime loans and $4 million with subprime loans.

          At June 30, 2003, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") exceeded all regulatory capital tests, with capital-to-asset ratios of 7.20% for both tangible and core capital and 14.23% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

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
  Valuation of expected rate lock commitments. For further information, see Note 3 on page 8 of Notes to Consolidated Financial Statements.
  Allowance for losses on loans and real estate. For further information, see Financial Condition—Problem Loans and Real Estate—Allowance for Losses on Loans and Real Estate on page 39.
Page 16	Navigation Links

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

          Our net interest income totaled $74.3 million in the current quarter, down $0.8 million or 1.1% from the same period last year. Our interest-earning assets averaged $11.0 billion during the quarter, up 4.9% from the year-ago level. The favorable impact of our higher interest-earning assets was more than offset by a decline in our effective interest rate spread. The effective interest rate spread averaged 2.70% in the current quarter, down from 2.86% a year ago and 2.87% in the previous quarter. The decline between second quarters was due to our yield on interest-earning assets declining more than our cost of funds, as more assets repriced to current lower interest rate levels than did liabilities.

          For the first six months of 2002, net interest income totaled $155.3 million, up $0.2 million from a year ago. The increase reflected higher interest-earning asset levels, partially offset by a decline in our effective interest rate spread.

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

Page 17	Navigation Links
	Three Months Ended June 30,

	2003			2002

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$10,517,236	$130,884	4.98%	$10,035,071	$148,448	5.92%
Mortgage-backed securities	1,802	19	4.22	80,873	942	4.66
Trading and investment securities	492,782	3,371	2.74	385,738	4,035	4.20

Total interest-earning assets	11,011,820	134,274	4.88	10,501,682	153,425	5.84
Non-interest-earning assets	408,167			392,072

Total assets	$11,419,987			$10,893,754

Transaction accounts:
Non-interest-bearing checking	$402,183	$-	-%	$295,568	$-	-%
Interest-bearing checking (a)	439,909	283	0.26	425,609	329	0.31
Money market	127,162	355	1.12	113,231	503	1.78
Regular passbook	3,896,717	13,253	1.36	2,962,758	18,543	2.51

Total transaction accounts	4,865,971	13,891	1.15	3,797,166	19,375	2.05
Certificates of deposit	4,018,803	28,478	2.84	4,763,479	41,022	3.45

Total deposits	8,884,774	42,369	1.91	8,560,645	60,397	2.83
Borrowings	1,384,203	14,559	4.22	1,299,644	14,859	4.59
Capital securities	120,000	3,041	10.14	120,000	3,041	10.14

Total deposits, borrowings and capital securities	10,388,977	59,969	2.32	9,980,289	78,297	3.15
Other liabilities	173,404			137,735
Stockholders’ equity	857,606			775,730

Total liabilities and stockholders’ equity	$11,419,987			$10,893,754

Net interest income/interest rate spread		$74,305	2.56%		$75,128	2.69%
Excess of interest-earning assets over
deposits, borrowings and capital securities	$622,843			$521,393
Effective interest rate spread			2.70			2.86

	Six Months Ended June 30,

	2003			2002

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$10,638,317	$273,373	5.14%	$10,004,439	$308,725	6.17%
Mortgage-backed securities	1,907	35	3.67	93,624	2,216	4.73
Trading and investment securities	515,083	8,163	3.20	425,093	8,882	4.21

Total interest-earning assets	11,155,307	281,571	5.05	10,523,156	319,823	6.08
Non-interest-earning assets	405,916			395,318

Total assets	$11,561,223			$10,918,474

Transaction accounts:
Non-interest-bearing checking	$393,135	$-	-%	$290,362	$-	-%
Interest-bearing checking (a)	432,860	582	0.27	425,386	744	0.35
Money market	125,678	769	1.23	111,973	1,010	1.82
Regular passbook	3,830,620	28,082	1.48	2,702,876	33,936	2.53

Total transaction accounts	4,782,293	29,433	1.24	3,530,597	35,690	2.04
Certificates of deposit	4,147,842	60,786	2.96	5,011,329	93,066	3.75

Total deposits	8,930,135	90,219	2.04	8,541,926	128,756	3.04
Borrowings	1,491,649	29,976	4.05	1,362,761	29,912	4.43
Capital securities	120,000	6,082	10.14	120,000	6,082	10.14

Total deposits, borrowings and capital securities	10,541,784	126,277	2.42	10,024,687	164,750	3.31
Other liabilities	171,317			131,929
Stockholders’ equity	848,122			761,858

Total liabilities and stockholders’ equity	$11,561,223			$10,918,474

Net interest income/interest rate spread		$155,294	2.63%		$155,073	2.77%
Excess of interest-earning assets over
deposits, borrowings and capital securities	$613,523			$498,469
Effective interest rate spread			2.78			2.95

(a) Included amounts swept into money market deposit accounts.

Page 18	Navigation Links

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2003 Versus 2002				2003 Versus 2002
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$7,133	$(23,565)	$(1,132)	$(17,564)	$19,561	$(51,641)	$(3,272)	$(35,352)
Mortgage-backed securities	(921)	(89)	87	(923)	(2,171)	(498)	488	(2,181)
Investment securities	1,122	(1,398)	(388)	(664)	1,880	(2,145)	(454)	(719)

Change in interest income	7,334	(25,052)	(1,433)	(19,151)	19,270	(54,284)	(3,238)	(38,252)

Interest expense:
Transaction accounts:
Interest-bearing checking (a)	11	(55)	(2)	(46)	13	(172)	(3)	(162)
Money market	62	(187)	(23)	(148)	124	(325)	(40)	(241)
Regular passbook	5,845	(8,466)	(2,669)	(5,290)	14,159	(14,121)	(5,892)	(5,854)

Total transaction accounts	5,918	(8,708)	(2,694)	(5,484)	14,296	(14,618)	(5,935)	(6,257)
Certificates of deposit	(6,413)	(7,267)	1,136	(12,544)	(16,036)	(19,626)	3,382	(32,280)

Total interest-bearing deposits	(495)	(15,975)	(1,558)	(18,028)	(1,740)	(34,244)	(2,553)	(38,537)
Borrowings	945	(1,206)	(39)	(300)	10,407	(2,542)	(7,801)	64
Capital securities	-	-	-	-	-	-	-	-

Change in interest expense	450	(17,181)	(1,597)	(18,328)	8,667	(36,786)	(10,354)	(38,473)

Change in net interest income	$6,884	$(7,871)	$164	$(823)	$10,603	$(17,498)	$7,116	$221

(a) Included amounts swept into money market deposit accounts.

Provision for Loan Losses

          During the current quarter, $0.6 million of provision for loan losses was reversed, compared to a reversal of $1.1 million in the year-ago second quarter. The current quarter reversal reflected an improvement in credit quality.

          For the first six months of 2003, $2.3 million of provision for loan losses was reversed, compared to a provision for loan losses of $0.3 million in the year-ago period. For further information regarding our allowance for loan losses, see Financial Condition—Problem Loans and Real Estate—Allowance for Losses on Loans and Real Estate on page 39.

Other Income

          Our total other income was $8.4 million in the current quarter, up from $4.1 million in the year-ago second quarter. The $4.3 million increase between second quarters primarily reflected:

  a $5.8 million increase in net gains from sales of loans and mortgage-backed securities;
  a $2.3 million increase in loan and deposit related fees;
  a $1.1 million increase in income from real estate and joint ventures held for investment;
  a $0.6 million increase in gains from trading securities, which served as a partial hedge against mortgage servicing rights; and
  a $0.5 million sales tax refund related to the lending activities of Downey Auto Finance , a former subsidiary that was sold in 2000.
Page 19	Navigation Links

Partially offsetting those items was an increase of $6.1 million in the loss on our loan servicing activity.

          For the first six months of 2003, total other income was $30.3 million, down $5.1 million from a year ago. The decline from a year ago primarily reflected an increased loss from loan servicing activities and lower income from real estate and joint ventures held for investment, partially offset by higher gains from sales of loans and mortgage-backed securities, a litigation award and higher loan and deposit related fees.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $13.6 million in the current quarter, up $2.3 million from a year ago. Our deposit related fees were up $1.2 million or 22.2% between second quarters, due to higher fees from both our checking accounts and automated teller machines, while our loan related fees increased $1.1 million or 17.7% from a year ago.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Loan related fees:
Prepayment fees	$4,291	$3,413	$3,650	$3,523	$4,140
Other fees	2,925	2,574	2,733	2,366	1,992
Deposit related fees:
Automated teller machine fees	2,180	2,086	2,066	2,051	1,668
Other fees	4,253	3,905	4,009	3,908	3,596

Total loan and deposit related fees	$13,649	$11,978	$12,458	$11,848	$11,396

          For the six months of 2003, loan and deposit related fees totaled $25.6 million, up $2.7 million from the same period of 2002. The increase was primarily due to an increase in our deposit related fees of $2.5 million as a result of higher fees from both our checking accounts and automated teller machines.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Loan related fees:
Prepayment fees	$7,704	$8,826
Other fees	5,499	4,159
Deposit related fees:
Automated teller machine fees	4,266	3,211
Other fees	8,158	6,718

Total loan and deposit related fees	$25,627	$22,914

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $2.1 million in the current quarter, up $1.1 million from the year-ago quarter. The increase reflected a decline in our provision for losses on real estate and joint ventures of $0.7 million and an increase in net gains from sales of $0.3 million. Gains associated with the sale of wholly owned real estate increased $1.0 million, while gains associated with joint venture projects declined $0.7 million and is reported in the category equity in net income from joint ventures.

Page 20	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Rental operations, net of expenses	$224	$531	$489	$269	$521
Equity in net income from joint ventures	604	16	2,096	1,634	1,001
Interest from joint venture advances	388	280	303	306	304
Net gains on sales of wholly owned real estate	1,000	157	1,093	99	8
(Provision for) reduction of losses on real estate
and joint ventures	(147)	(41)	(151)	99	(818)

Total income from real estate and joint ventures
held for investment, net	$2,069	$943	$3,830	$2,407	$1,016

          For the first six months of 2003, income from real estate and joint ventures held for investment totaled $3.0 million, down $1.0 million from the same period of 2002. The decline reflected a $0.7 million unfavorable change in provision for losses on real estate and joint ventures and a $0.2 million decline in gains from sales. While gains from wholly owned projects increased $1.1 million, gains from joint ventures declined by $1.3 million.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Rental operations, net of expenses	$755	$1,344
Equity in net income from joint ventures	620	1,746
Interest from joint venture advances	668	415
Net gains on sales of wholly owned real estate	1,157	8
(Provision for) reduction of losses on real estate and joint ventures	(188)	500

Total income from real estate and joint ventures held for investment, net	$3,012	$4,013

Secondary Marketing Activities

          A loss of $21.7 million was recorded in loan servicing from our portfolio of loans serviced for others during the current quarter, $6.1 million higher than the loss of $15.6 million in the year-ago period. Negatively impacting our loan servicing between second quarters were increases of $6.7 million in amortization of mortgage servicing rights and $3.0 million in payoff and curtailment interest costs. When a loan we service for others prepays, most of our loan servicing agreements require us to pay interest to the investor up to the date we remit funds to them. That additional interest cost is what we call payoff and curtailment interest costs. However, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in a reduction of our borrowing costs within net interest income. Those two unfavorable items were partially offset by a $2.5 million reduction in the addition to the valuation allowance for mortgage servicing rights and a $1.1 million increase in net cash servicing fees.

          During the current quarter, $13.2 million was added to the valuation allowance for mortgage servicing rights. This addition reflected higher actual loan prepayments than originally projected as well as a higher projected rate at which loans we service for others are expected to prepay in the future, thereby shortening their expected average life.

          At June 30, 2003, we serviced $9.0 billion of loans for others, compared to $8.3 billion at December 31, 2002, and $7.0 billion at June 30, 2002.

Page 21	Navigation Links

          The following table presents a breakdown of the components of our loan servicing loss for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Net cash servicing fees	$5,117	$5,016	$4,680	$4,382	$4,020
Payoff and curtailment interest cost (a)	(3,620)	(2,525)	(2,498)	(1,182)	(671)
Amortization of MSRs	(9,951)	(4,771)	(4,146)	(4,120)	(3,253)
Provision for impairment of MSRs	(13,238)	(11,406)	(2,497)	(18,043)	(15,713)

Total loan servicing loss, net	$(21,692)	$(13,686)	$(4,461)	$(18,963)	$(15,617)

(a) Represents our contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

          For the first six months of 2003, a loss of $35.4 million was recorded in loan servicing, compared to a loss of $16.2 million from the same period of 2002. The higher loss reflected a larger addition to the valuation allowance for mortgage servicing rights, increased amortization of mortgage servicing rights and higher payoff and curtailment interest losses, partially offset by an increase in net cash servicing fees.

          The following table presents a breakdown of the components of our loan servicing loss during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Net cash servicing fees	$10,133	$7,474
Payoff and curtailment interest cost (a)	(6,145)	(1,437)
Amortization of MSRs	(14,722)	(6,169)
Provision for impairment of MSRs	(24,644)	(16,073)

Total loan servicing loss, net	$(35,378)	$(16,205)

(a) Represents our contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

          For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements—Note (2)—Mortgage Servicing Rights on page 6.

          Sales of loans and mortgage-backed securities increased in the current quarter to $2.078 billion from $1.093 billion a year ago. Net gains associated with these sales totaled $12.7 million in the current quarter, up from $6.9 million a year ago. Net gains in the current quarter included the capitalization of mortgage servicing rights of $15.4 million, compared to $10.2 million a year ago. Excluding the impact of SFAS 133, a gain of 0.75% of secondary market sales was realized which compares favorably to 0.68% a year-ago.

          The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Mortgage servicing rights	$15,405	$14,954	$18,779	$9,304	$10,156
All other components excluding SFAS 133 (a)	183	4,948	668	(7,612)	(2,870)
SFAS 133	(2,936)	(139)	4,287	(2,663)	(390)

Total net gains (losses) on sales of loans
and mortgage-backed securities	$12,652	$19,763	$23,734	$(971)	$6,896

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	0.75%	1.23%	0.94%	0.10%	0.68%

(a) Included a $0.2 million gain in the fourth quarter of 2002 associated with the treasury operation’s sale of $1.0 billion of mortgage-backed securities.

          For the first six months of 2003, sales of loans and mortgage-backed securities totaled $3.703 billion, up from $2.475 billion a year ago. Net gains associated with these sales totaled $32.4 million, $9.3 million higher than the prior year amount.

Page 22	Navigation Links

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Mortgage servicing rights	$30,359	$25,153
All other components excluding SFAS 133	5,131	(6,530)
SFAS 133	(3,075)	4,474

Total net gains on sales of loans and mortgage-backed securities	$32,415	$23,097

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	0.96%	0.76%

Trading Securities

          Trading securities were purchased in the current quarter as a partial economic hedge against the value of our mortgage servicing rights. These securities are carried at fair value, with any changes in fair value reflected in earnings. Our gains on trading securities totaled $0.6 million in the current quarter.

Operating Expense

          Our operating expense totaled $51.3 million in the current quarter, up $6.2 million or 13.8% from a year ago. That increase was due primarily to higher general and administrative costs associated with an increased number of branch locations and higher loan origination activity.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Salaries and related costs	$33,028	$34,126	$32,695	$29,067	$28,315
Premises and equipment costs	7,971	7,713	7,891	7,916	7,754
Advertising expense	1,016	793	726	1,066	1,582
SAIF insurance premiums and regulatory
assessments	825	831	765	765	762
Professional fees	418	628	547	91	233
Other general and administrative expense	8,111	7,893	7,470	7,474	6,350

Total general and administrative expense	51,369	51,984	50,094	46,379	44,996
Net operation of real estate acquired in
settlement of loans	(111)	297	(68)	110	27

Total operating expense	$51,258	$52,281	$50,026	$46,489	$45,023

          For the first six months of 2003, operating expenses totaled $103.5 million, up $13.4 million or 14.9% from the same period of 2002, and also reflected higher costs associated with the increased number of branch locations and higher loan origination activity.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Salaries and related costs	$67,154	$57,752
Premises and equipment costs	15,684	14,887
Advertising expense	1,809	2,626
SAIF insurance premiums and regulatory assessments	1,656	1,548
Professional fees	1,046	797
Other general and administrative expense	16,004	12,561

Total general and administrative expense	103,353	90,171
Net operation of real estate acquired in settlement of loans	186	(31)

Total operating expense	$103,539	$90,140

Page 23	Navigation Links

Provision for Income Taxes

          Income taxes for the current quarter totaled $13.6 million compared to $14.9 million a year ago. Our effective tax rate was unchanged at 42.3%, for both the second quarter and year-to-date periods. For further information regarding income taxes, see Notes to Consolidated Financial Statements—Note (4)—Income Taxes on page 10.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information regarding business segments, see Notes To Consolidated Financial Statements—Note (7)—Business Segment Reporting on page 12.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Banking net income	$17,145	$29,505	$37,563	$13,100	$19,790
Real estate investment net income	1,370	712	2,409	1,468	585

Total net income	$18,515	$30,217	$39,972	$14,568	$20,375

	Six Months Ended June 30,

(In Thousands)	2003	2002

Banking net income	$46,650	$55,411
Real estate investment net income	2,082	2,342

Total net income	$48,732	$57,753

Banking

          Net income from our banking operations for the current quarter totaled $17.1 million, down $2.6 million or 13.4% from a year ago. The decline between second quarters reflected:

  a $6.2 million increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity;
  a $6.1 million increase in the loss from loan servicing activities;
  a $0.8 million decline in net interest income; and
  a $0.5 million decline in the reversal of provision for loan losses.

Those unfavorable items were partially offset by:

  a $5.8 million increase in gains from sales of loans and mortgage-backed securities;
  a $2.0 million increase in loan and deposit related fees;
  a $0.6 million increase in gains from trading securities; and
  a $0.5 million sales tax refund.
Page 24	Navigation Links

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Net interest income	$74,325	$80,974	$83,338	$76,960	$75,115
Provision for (reduction of) loan losses	(624)	(1,709)	127	471	(1,106)
Other income (loss)	5,746	20,538	31,693	(7,507)	2,803
Operating expense	50,985	52,106	49,857	46,328	44,779
Net intercompany income	40	44	64	100	86

Income before income taxes	29,750	51,159	65,111	22,754	34,331
Income taxes	12,605	21,654	27,548	9,654	14,541

Net income	$17,145	$29,505	$37,563	$13,100	$19,790

At period end
Assets:
Loans and mortgage-backed securities	$10,773,026	$10,675,557	$10,976,942	$11,685,037	$10,286,033
Other	1,165,355	756,455	995,470	828,836	840,641

Total assets	11,938,381	11,432,012	11,972,412	12,513,873	11,126,674

Equity	$869,365	$851,650	$823,104	$790,807	$787,436

          For the first six months of 2003, our net income from banking operations totaled $46.7 million, down $8.8 million from the same period a year ago. The decline reflected an increased loss from loan servicing activities and higher operating expense, partially offset by higher gains from sales of loans and mortgage-backed securities, a litigation award, higher loan and deposit related fees and a favorable change in provision for loan losses.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Net interest income	$155,299	$155,055
Provision for (reduction of) loan losses	(2,333)	341
Other income	26,284	30,865
Operating expense	103,091	89,674
Net intercompany income	84	179

Income before income taxes	80,909	96,084
Income taxes	34,259	40,673

Net income	$46,650	$55,411

Page 25	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $1.4 million in the current quarter, compared to net income of $0.6 million a year ago. The increase primarily reflected a decline in our provision for losses on real estate and joint ventures of $0.7 million and an increase in net gains from sales of $0.3 million.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Net interest income (loss)	$(20)	$15	$15	$12	$13
Other income	2,651	1,411	4,300	2,741	1,299
Operating expense	273	175	169	161	244
Net intercompany expense	40	44	64	100	86

Income before income taxes	2,318	1,207	4,082	2,492	982
Income taxes	948	495	1,673	1,024	397

Net income	$1,370	$712	$2,409	$1,468	$585

At period end
Assets:
Investments in real estate and joint ventures	$36,297	$34,307	$33,890	$40,371	$40,283
Other	8,279	5,641	14,174	4,090	1,919

Total assets	44,576	39,948	48,064	44,461	42,202

Equity	$35,407	$34,037	$42,325	$39,916	$38,448

          For the first six months of 2003, our net income from real estate investment operations totaled $2.1 million, down $0.3 million from the same period of 2002. The decline primarily reflected an unfavorable change in provision for losses on real estate and joint ventures and a decline in gains from sales, which were partially offset by higher trustee and reconveyance fees.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Net interest income (loss)	$(5)	$18
Other income	4,062	4,590
Operating expense	448	466
Net intercompany expense	84	179

Income before income taxes	3,525	3,963
Income taxes	1,443	1,621

Net income	$2,082	$2,342

          Our investments in real estate and joint ventures amounted to $36 million at June 30, 2003, $34 million at December 31, 2002, and $40 million at June 30, 2002.

          For information on valuation allowances associated with real estate and joint venture loans, see Financial Condition—Problem Loans and Real Estate—Allowances for Losses on Loans and Real Estate on page 39.

Page 26	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $97 million during the current quarter to a total of $10.8 billion or 90.2% of assets at June 30, 2003. The increase primarily represents a higher level of loans held for sale reflecting continued borrower preference for fixed rate loans, as loans held for investment were essentially unchanged. Our annualized prepayment speed in the current quarter increased to 53%, compared to 38% a year ago and 43% during the previous quarter.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable	$1,280,845	$769,461	$1,320,491	$1,028,635	$1,109,982
Fixed	6,499	13,287	28,596	3,473	3,940
Other	78,407	51,155	61,109	42,576	119,970

Total for investment portfolio	1,365,751	833,903	1,410,196	1,074,684	1,233,892
Sale portfolio(a)	2,161,154	1,607,147	2,041,109	1,799,673	1,065,360

Total for investment and sale portfolios	$3,526,905	$2,441,050	$3,451,305	$2,874,357	$2,299,252

(a) Residential one-to-four unit loans, primarily fixed.
	Six Months Ended June 30,

(In Thousands)	2003	2002

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable	$2,050,306	$2,098,045
Fixed	19,786	8,306
Other	129,562	165,722

Total for investment portfolio	2,199,654	2,272,073
Sale portfolio(a)	3,768,301	2,331,790

Total for investment and sale portfolios	$5,967,955	$4,603,863

(a) Residential one-to-four unit loans, primarily fixed.

          Originations of residential one-to-four unit loans, including loans purchased, totaled $3.448 billion in the current quarter, 44.3% higher than the $2.390 billion we originated in the first quarter of 2003, and 58.2% higher than the $2.179 billion we originated a year ago. Single family loans originated for sale increased $1.096 billion from a year ago to $2.161 billion reflecting continued borrower preference for low fixed rate loans, while single family loans originated for portfolio increased by $173 million to $1.287 billion. Of the current quarter originations for portfolio, $64 million represented subprime credits as part of our continuing strategy to enhance the portfolio’s net yield. During the current quarter, 87% of our residential one-to-four unit originations represented refinancing transactions. This is unchanged from the first quarter 2003 level but up from the year-ago second quarter level of 67%. In addition to single family loans, we originated $78 million of other loans in the current quarter.

          During the current quarter, 58% of residential one-to-four unit loans originated for portfolio, including loans purchased, represented adjustable rate loans where the initial rate is fixed for the first three or five years. At the conclusion of the initial fixed rate periods, those loans then adjust to the change in either the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity ("CMT"), or the London Inter-Bank Offered Rate ("LIBOR). Monthly adjustable rate mortgages that provide for negative amortization represented 36% of residential one-to-four unit loans originated for portfolio, with 55% of those tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI) and the remaining 45% tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA"). The remaining 6% of originations represented adjustable rate mortgages that adjust less frequently than monthly or fixed rate loans.

Page 27	Navigation Links

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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which creates an increased risk that the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding principal and interest. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount. At June 30, 2003, loans with the higher 125% limit on negative amortization represented 37% of our adjustable rate one-to-four unit residential portfolio.

          At June 30, 2003, $6.8 billion or 71% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $79 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization is $17 million or 18.2% below the March 31, 2003 level.

          We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold through our secondary marketing activities $2.078 billion of loans and mortgage-backed securities in the current quarter, compared to $1.624 billion in the first quarter of 2003 and $1.093 billion a year ago. All were secured by residential one-to-four unit property, and at June 30, 2003, loans held for sale totaled $722 million.

          At June 30, 2003, our unfunded loan application pipeline totaled $3.0 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, not including expected fallout, of $1.6 billion, of which $1.2 billion were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at June 30, 2003, we had commitments on undrawn lines and letters of credit of $121 million, loans in process of $66 million and commitments to purchase loans of $41 million. We believe our current sources of funds will enable us to meet these obligations.

Page 28	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$468,337	$479,506	$589,314	$675,280	$868,022
Adjustable – subprime	63,903	62,268	86,613	123,263	148,876
Adjustable – fixed for 3-5 years	178,325	132,143	186,256	181,439	85,679
Adjustable – fixed for 3-5 years – subprime	-	11,683	22,810	24,851	133

Total adjustable residential one-to-four units	710,565	685,600	884,993	1,004,833	1,102,710
Fixed	5,721	11,865	28,596	3,373	3,940
Fixed – subprime	73	1,395	-	-	-
Residential five or more units (all adjustable)	17,956	4,400	2,806	-	-

Total residential	734,315	703,260	916,395	1,008,206	1,106,650
Commercial real estate	3,272	-	600	557	-
Construction	21,511	10,345	28,048	17,418	65,030
Land	-	-	-	-	37,820
Non-mortgage:
Commercial	-	125	3,710	8,000	600
Automobile	18	79	86	64	329
Other consumer	31,117	28,418	25,859	16,537	16,191

Total loans originated	790,233	742,227	974,698	1,050,782	1,226,620
Real estate loans purchased:
One-to-four units	570,985	82,746	432,289	21,485	6,459
One-to-four units – subprime	-	1,142	3,209	2,417	813
Other (a)	4,533	7,788	-	-	-

Total real estate loans purchased	575,518	91,676	435,498	23,902	7,272

Total loans originated and purchased	1,365,751	833,903	1,410,196	1,074,684	1,233,892
Loan repayments	(1,352,321)	(1,127,612)	(1,090,307)	(927,653)	(950,438)
Other net changes (b)	(4,075)	11,078	2,328	6,943	(45,850)

Net increase (decrease) in loans held for investment	9,355	(282,631)	322,217	153,974	237,604

Sale Portfolio
Residential one-to-four units:
Originated whole loans	2,161,154	1,606,085	2,038,678	1,792,091	1,060,399
Loans purchased	-	1,062	2,431	7,582	4,961
Loans transferred from (to) the investment portfolio	3,549	(541)	(453)	(460)	(1,401)
Originated whole loans sold	(250,027)	(246,697)	(349,605)	(280,786)	(132,614)
Loans exchanged for mortgage-backed securities	(1,828,344)	(1,377,469)	(1,702,481)	(1,232,826)	(943,883)
Other net changes	(1,116)	(1,143)	(898)	(3,105)	(594)
Capitalized basis adjustment (c)	3,037	327	(1,207)	1,626	6,129

Net increase (decrease) in loans held for sale	88,253	(18,376)	(13,535)	284,122	(7,003)

Mortgage-backed securities, net:
Received in exchange for loans	1,828,344	1,377,469	1,702,481	1,232,826	943,883
Sold	(1,828,344)	(1,377,469)	(2,715,467)	(1,283,100)	(960,840)
Purchased	-	-	-	1,014,098	-
Repayments	(129)	(366)	(2,195)	(4,258)	(18,950)
Other net changes	(10)	(12)	(1,596)	1,342	3,226

Net increase (decrease) in mortgage-backed
securities available for sale	(139)	(378)	(1,016,777)	960,908	(32,681)

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	88,114	(18,754)	(1,030,312)	1,245,030	(39,684)

Total net increase (decrease) in loans and
mortgage-backed securities	$97,469	$(301,385)	$(708,095)	$1,399,004	$197,920

(a) Included five or more unit residential loans.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

Page 29	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$6,444,574	$6,711,548	$6,739,243	$6,746,906	$6,590,943
Adjustable – subprime	1,119,780	1,212,905	1,297,280	1,345,644	1,357,098
Adjustable – fixed for 3-5 years	1,942,446	1,543,478	1,697,953	1,313,391	1,271,031
Adjustable – fixed for 3-5 years – subprime	70,780	80,247	81,421	64,808	48,835
Fixed	157,256	187,888	210,001	225,701	260,934
Fixed – subprime	5,602	7,266	7,412	9,629	11,982

Total residential one-to-four units	9,740,438	9,743,332	10,033,310	9,706,079	9,540,823
Residential five or more units:
Adjustable	41,004	19,048	6,964	4,693	4,952
Fixed	2,251	2,292	3,676	3,737	3,775
Commercial real estate:
Adjustable	37,524	34,530	40,373	39,553	40,200
Fixed	15,507	23,613	31,042	38,112	41,522
Construction	105,858	100,767	103,547	110,125	124,318
Land	20,090	39,962	53,538	53,885	62,182
Non-mortgage:
Commercial	6,493	14,922	15,021	17,792	17,371
Automobile	6,959	9,165	11,641	14,475	17,667
Other consumer	68,012	61,744	56,782	54,779	50,101

Total loans held for investment	10,044,136	10,049,375	10,355,894	10,043,230	9,902,911
Increase (decrease) for:
Undisbursed loan funds	(67,921)	(72,765)	(95,002)	(99,309)	(106,557)
Net deferred costs and premiums	105,393	96,499	96,744	91,379	85,926
Allowance for losses	(32,247)	(33,103)	(34,999)	(34,880)	(35,834)

Total loans held for investment, net	10,049,361	10,040,006	10,322,637	10,000,420	9,846,446

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	716,477	631,261	649,964	662,292	379,796
Capitalized basis adjustment (a)	5,452	2,415	2,088	3,295	1,669

Total loans held for sale	721,929	633,676	652,052	665,587	381,465
Mortgage-backed securities available for sale:
Adjustable	1,736	1,875	2,253	3,385	58,122
Fixed	-	-	-	1,015,645	-

Total mortgage-backed securities available for sale	1,736	1,875	2,253	1,019,030	58,122

Total loans held for sale and mortgage-backed
securities available for sale	723,665	635,551	654,305	1,684,617	439,587

Total loans and mortgage-backed securities	$10,773,026	$10,675,557	$10,976,942	$11,685,037	$10,286,033

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At June 30, 2003, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At June 30, 2003, our residential one-to-four units subprime portfolio consisted of approximately 89% "A-" credit, 9% "B" credit and 2% "C" credit loans. The average loan-to-value ratio at origination for these loans was approximately 74%.

          We carry mortgage-backed securities available for sale at fair value which, at June 30, 2003, reflected an unrealized gain of $22,000. The current quarter-end unrealized gain, less the associated tax effect, is reflected within a separate component of other comprehensive income until realized.

Page 30	Navigation Links

Trading and Investment Securities

          The following table sets forth the composition of our trading and investment securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Federal funds	$89,210	$1,201	$2,555	$16,702	$16,401
U.S. Treasury securities held for trading	201,781	-	-	-	-
U.S. Treasury and agency securities available for sale	276,904	214,449	457,797	264,743	290,297
Corporate bonds available for sale	-	-	-	2,500	2,535
Municipal securities held to maturity	6,215	6,215	6,216	6,387	6,387
Securities purchased under resale agreements	60,000	-	-	-	-

Total trading and investment securities	$634,110	$221,865	$466,568	$290,332	$315,620

          The following table sets forth the maturities of our trading and investment securities and the weighted average yield of those securities at June 30, 2003.

			After 1 Year
	1 Year or Less		Through 5 Years		After 5 Years		Total

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal funds	$89,210	1.01%	$-	-%	$-	-%	$89,210	1.01%
U.S. Treasury securities held for
trading	-	-	-	-	201,781	3.57	201,781	3.57
U.S. Treasury and agency securities
available for sale	-	-	233,118	2.12	43,786	1.98	276,904	2.10
Municipal securities held to maturity (a)	-	-	-	-	6,215	3.36	6,215	3.36
Securities purchased under resale
agreements	60,000	0.95	-	-	-	-	60,000	0.95

Total	$149,210	0.99%	$233,118	2.12%	$251,782	3.29%	$634,110	2.32%

(a) Yield on a fully tax-equivalent basis is 5.82%.

Page 31	Navigation Links

Deposits

          At June 30, 2003, our deposits totaled $8.9 billion, up $205 million or 2.4% from the year-ago level, but down $102 million or 1.1% from the previous quarter. Compared to the year-ago period, our lower-rate transaction accounts—i.e., checking, money market and regular passbook—increased $1.1 billion or 27.5%, which was partially offset by a decrease in our certificates of deposit of $869 million or 18.2%. As depositors seemed more interested in liquidity given the relatively low level of interest rates, they continued to move monies from certificates of deposit to transaction accounts, primarily regular passbook accounts. At June 30, 2003, the average deposit size of our traditional branches was $103 million, while the average size of our in-store branches was $15 million, or $18 million excluding the 20 new in-store branches opened within the past 12 months.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	June 30, 2003		March 31, 2003		December 31, 2002		September 30, 2002		June 30, 2002

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$403,264	-%	$446,668	-%	$388,376	-%	$312,338	-%	$295,788
Interest-bearing
checking (a)	0.21	439,408	0.21	434,148	0.25	422,417	0.25	410,095	0.25	418,310
Money market	1.05	127,194	1.19	127,257	1.37	120,105	1.64	113,746	1.80	114,618
Regular passbook	1.28	4,015,045	1.45	3,872,525	1.70	3,639,798	2.04	3,413,891	2.42	3,082,356

Total transaction
accounts	1.08	4,984,911	1.20	4,880,598	1.41	4,570,696	1.71	4,250,070	1.99	3,911,072
Certificates of deposit:
Less than 2.00%	1.35	1,479,928	1.45	1,292,664	1.57	919,864	1.75	452,965	1.83	123,651
2.00-2.49	2.23	416,718	2.24	241,833	2.28	401,657	2.32	766,889	2.33	840,677
2.50-2.99	2.76	277,926	2.80	436,352	2.79	528,557	2.78	722,442	2.77	800,658
3.00-3.49	3.32	602,691	3.32	706,952	3.38	1,188,078	3.36	1,213,176	3.33	1,258,969
3.50-3.99	3.85	254,400	3.89	545,453	3.89	700,250	3.88	664,344	3.84	588,142
4.00-4.49	4.25	361,212	4.25	368,490	4.25	374,424	4.25	376,386	4.25	563,298
4.50-4.99	4.80	469,279	4.80	471,542	4.80	473,399	4.80	492,254	4.80	456,618
5.00 and greater	5.58	48,387	5.57	53,674	5.63	81,425	5.78	118,406	5.84	147,473

Total certificates
of deposit	2.74	3,910,541	2.97	4,116,960	3.19	4,667,654	3.30	4,806,862	3.41	4,779,486

Total deposits	1.81%	$8,895,452	2.01%	$8,997,558	2.31%	$9,238,350	2.55%	$9,056,932	2.77%	$8,690,558

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings increased $375 million to $1.7 billion, due primarily to an increase in FHLB advances. This followed a decrease of $323 million during the first quarter of 2003.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2003	2003	2002	2002	2002

Federal Home Loan Bank advances	$1,672,850	$1,300,850	$1,624,084	$1,687,431	$1,413,607
Securities sold under agreements to repurchase	-	-	-	182,358	-
Other borrowings	3,121	-	-	-	-

Total borrowings	$1,675,971	$1,300,850	$1,624,084	$1,869,789	$1,413,607

Weighted average rate on borrowings during
the quarter	4.22%	3.91%	4.10%	4.35%	4.59%
Total borrowings as a percentage of total assets	14.03	11.37	13.56	14.94	12.70

Page 32	Navigation Links

Capital Securities

          On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense on our capital securities, including the amortization of deferred issuance costs, was $3.0 million for the second quarter of both 2003 and 2002. These securities may be called at our option at $25 per share beginning in July of 2004.

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate as a partner in real estate joint venture relationships through our wholly-owned subsidiary, DSL Service Company. It is possible that certain of our real estate joint venture partnerships will likely require consolidation as a result of applying the provisions of the recently issued Financial Accounting Standards Board Interpretation 46. The financial impact of this interpretation is expected to be immaterial. For further information, see Note 8 of Notes to the Consolidated Financial Statements on page 13.

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instrument are recorded on-balance sheet. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 34, Capital Resources and Liquidity—Contractual Obligations and Other Commitments on page 43 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 34, Capital Resources and Liquidity—Contractual Obligations and Other Commitments on page 43 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

          We use the same credit policies in making commitments to originate or purchase loans, lines of credit and letters of credit as we do for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. We control the credit risk of our commitments to originate loans held for investment through credit approvals, limits and monitoring procedures.

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

Page 33	Navigation Links

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis—generally more rapidly—than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to CMT, LIBOR, COFI and MTA.

          In addition to the market risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders’ equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. We generally do not enter into hedging type contracts for speculative purposes.

          Changes in mortgage interest rates also impact the value of our mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of mortgage servicing rights. Declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights. Previously, we have not hedged our mortgage servicing rights. However, in light of the Federal Reserve’s change in bias towards weakness at their May 6, 2003 meeting and the potential for further declines in market interest rates, we purchased during the current quarter 10-year U.S. Treasury securities as a partial economic hedge against the value of our mortgage servicing rights. These securities are classified in a trading account and are carried at fair value, with any changes in fair value reflected in earnings. This partial economic hedge may be closed at any time or other financial instruments may be substituted.

          There has been no significant change in our market risk since December 31, 2002.

Page 34	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of June 30, 2003, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	June 30, 2003

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Trading securities	$201,781	$-	$-	$-	$-	$201,781
Investment securities and FHLB stock(a)	455,904	61,857	35,018	67	-	552,846
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	8,110,597	312,786	1,406,217	-	-	9,829,600
Fixed	628,668	28,803	84,762	11,118	1,596	754,947
Commercial real estate	29,245	4,736	11,267	5,654	-	50,902
Construction	50,388	-	-	-	-	50,388
Land	6,975	7	51	610	-	7,643
Non-mortgage loans:
Commercial	4,039	-	-	-	-	4,039
Consumer	68,801	1,663	3,307	-	-	73,771
Mortgage-backed securities	1,736	-	-	-	-	1,736

Total loans and mortgage-backed securities	8,900,449	347,995	1,505,604	17,382	1,596	10,773,026

Total interest-earning assets	$9,558,134	$409,852	$1,540,622	$17,449	$1,596	$11,527,653

Transaction accounts:
Non-interest-bearing checking	$403,264	$-	$-	$-	$-	$403,264
Interest-bearing checking(c)	439,408	-	-	-	-	439,408
Money market (d)	127,194	-	-	-	-	127,194
Regular passbook (d)	4,015,045	-	-	-	-	4,015,045

Total transaction accounts	4,984,911	-	-	-	-	4,984,911
Certificates of deposit(a)	1,900,122	614,520	1,395,899	-	-	3,910,541

Total deposits	6,885,033	614,520	1,395,899	-	-	8,895,452
Borrowings	465,821	60,000	691,150	459,000	-	1,675,971
Capital securities	-	-	-	-	120,000	120,000

Total deposits, borrowings and
capital securities	$7,350,854	$674,520	$2,087,049	$459,000	$120,000	$10,691,423

Excess (shortfall) of interest-earning assets over
deposits, borrowings and capital securities	$2,207,280	$(264,668)	$(546,427)	$(441,551)	$(118,404)	$836,230
Cumulative gap	2,207,280	1,942,612	1,396,185	954,634	836,230
Cumulative gap–as a percentage of total assets:
June 30, 2003	18.47%	16.26%	11.69%	7.99%	7.00%
December 31, 2002	16.80	12.54	9.33	5.80	4.83
June 30, 2002	21.95	12.73	9.31	5.45	4.42

(a) Based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.

Page 35	Navigation Links

          Our six-month gap at June 30, 2003 was a positive 18.47%. This means that more interest-earning assets mature or reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 16.80% at December 31, 2002 and 21.95% a year ago.

          We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages. For the twelve months ended June 30, 2003, we originated and purchased for investment $4.6 billion of adjustable rate loans which represented approximately 99% of all loans we originated and purchased for investment during the period.

          At June 30, 2003, December 31, 2002 and June 30, 2002, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. At June 30, 2003, $9.9 billion or 98% of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $10.1 billion or 98% at December 31, 2002, and $9.7 billion or 97% a year ago. During the second quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2003	2003	2002	2002	2002

Weighted average yield: (a)
Loans and mortgage-backed securities	5.24%	5.53%	5.83%	6.00%	6.01%
Federal Home Loan Bank stock	4.80	5.31	5.24	2.87	5.56
Trading and investment securities	2.32	2.34	3.07	3.12	3.44

Interest-earning assets yield	5.08	5.46	5.72	5.90	5.93

Weighted average cost:
Deposits	1.81	2.01	2.31	2.55	2.77
Borrowings:
Federal Home Loan Bank advances	3.68	4.50	3.88	3.95	4.32
Other borrowings	6.63	-	-	2.02	-

Total borrowings	3.68	4.50	3.88	3.76	4.32
Capital securities	10.00	10.00	10.00	10.00	10.00

Combined funds cost	2.20	2.42	2.63	2.84	3.07

Interest rate spread	2.88%	3.04%	3.09%	3.06%	2.86%

(a) Excludes adjustments for non-accrual loans, and amortization of net deferred costs to originate loans, premiums and discounts.

          The period-end weighted average yield on our loan portfolio declined to 5.24% at June 30, 2003, down from 5.83% at December 31, 2002 and 6.01% at June 30, 2002. At June 30, 2003, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.8 billion with a weighted average rate of 5.16%, compared to $9.9 billion with a weighted average rate of 5.75% at December 31, 2002, and $9.4 billion with a weighted average rate of 5.91% at June 30, 2002.

Page 36	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets declined $9 million during the current quarter to $66 million or 0.56% of total assets. The decline was primarily in the residential category, of which $5 million was associated with prime loans and $4 million was associated with subprime loans.

          The following table summarizes our non-performing assets at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2003	2003	2002	2002	2002

Non-accrual loans:
Residential one-to-four units	$29,758	$34,426	$34,504	$36,068	$33,827
Residential one-to-four units – subprime	26,568	30,086	32,263	36,304	31,540
Other	646	683	681	823	4,305

Total non-accrual loans	56,972	65,195	67,448	73,195	69,672
Troubled debt restructure – below market rate (a)	-	-	-	203	203
Real estate acquired in settlement of loans	9,464	10,205	12,360	15,441	13,528
Repossessed automobiles	3	-	6	15	16

Total non-performing assets	$66,439	$75,400	$79,814	$88,854	$83,419

Allowance for loan losses:
Amount	$32,247	$33,103	$34,999	$34,880	$35,834
As a percentage of non-performing loans	56.60%	50.78%	51.89%	47.52%	51.28%
Non-performing assets as a percentage of total assets	0.56	0.66	0.67	0.71	0.75

(a) Represented one residential one-to-four unit loan.

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans declined to 0.69% at June 30, 2003, from 0.80% at March 31, 2003, and 0.91% a year ago. The decline primarily occurred in our residential one-to-four units category.

Page 37	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	June 30, 2003				March 31, 2003

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$17,488	$5,482	$23,500	$46,470	$18,566	$7,771	$26,054	$52,391
One-to-four units – subprime	4,785	4,350	18,302	27,437	7,835	6,943	17,496	32,274
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	22,273	9,832	41,802	73,907	26,401	14,714	43,550	84,665
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	94	18	44	156	158	23	15	196
Other consumer	77	16	174	267	141	70	240	451

Total delinquent loans	$22,444	$9,866	$42,448	$74,758	$26,700	$14,807	$44,233	$85,740

Delinquencies as a percentage of total loans	0.21%	0.09%	0.39%	0.69%	0.25%	0.14%	0.41%	0.80%

	December 31, 2002				September 30, 2002

Loans secured by real estate:
Residential:
One-to-four units	$19,881	$8,066	$27,333	$55,280	$17,835	$10,454	$25,487	$53,776
One-to-four units – subprime	8,971	5,944	23,831	38,746	11,606	6,565	22,275	40,446
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	28,852	14,010	51,164	94,026	29,441	17,019	47,762	94,222
Non-mortgage:
Commercial	-	-	466	466	-	1,235	548	1,783
Automobile	98	13	4	115	126	9	26	161
Other consumer	48	47	211	306	147	36	249	432

Total delinquent loans	$28,998	$14,070	$51,845	$94,913	$29,714	$18,299	$48,585	$96,598

Delinquencies as a percentage of total loans	0.26%	0.13%	0.47%	0.86%	0.28%	0.17%	0.45%	0.90%

	June 30, 2002

Loans secured by real estate:
Residential:
One-to-four units	$20,531	$6,461	$27,472	$54,464
One-to-four units – subprime	10,694	3,308	24,228	38,230
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	31,225	9,769	51,700	92,694
Non-mortgage:
Commercial	-	-	428	428
Automobile	190	13	54	257
Other consumer	314	132	180	626

Total delinquent loans	$31,729	$9,914	$52,362	$94,005

Delinquencies as a percentage of total loans	0.31%	0.10%	0.50%	0.91%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Page 38	Navigation Links

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

          Allowances for losses on all assets were $33 million at June 30, 2003, compared to $36 million at December 31, 2002, and $38 million a year ago.

          In the current quarter, we reversed $0.6 million of provision for loan losses and net loan charge-offs totaled $0.2 million, resulting in a decrease in the allowance for loan losses to $32 million at June 30, 2003. The current quarter decline in the allowance reflected decreases of $0.7 million in the general valuation allowances due to change of mix in the loan portfolio and $0.1 million in allocated allowances to $4.6 million due to declines in various loan categories. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Balance at beginning of period	$33,103	$34,999	$34,880	$35,834	$37,307
Provision (reduction)	(624)	(1,709)	127	471	(1,106)
Charge-offs	(236)	(191)	(118)	(1,450)	(387)
Recoveries	4	4	110	25	20

Balance at end of period	$32,247	$33,103	$34,999	$34,880	$35,834

          Since year-end 2002, our allowance for loan losses declined by $2.8 million, from decreases in the general valuation allowances of $2.0 million and allocated allowances of $0.8 million.

          The following table summarizes the activity in our allowance for loan losses during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Balance at beginning of period	$34,999	$36,120
Provision (reduction)	(2,333)	341
Charge-offs	(427)	(663)
Recoveries	8	36

Balance at end of period	$32,247	$35,834

Page 39	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(Dollars in Thousands)	2003	2003	2002	2002	2002	2003	2002

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$130	$17	$-	$113	$197	$147	$322
One-to-four units – subprime	39	82	17	69	63	121	80
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	1,188	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	20	-	-	-	20	-
Automobile	8	10	16	3	33	18	85
Other consumer	59	62	85	77	94	121	176

Total gross loan charge-offs	236	191	118	1,450	387	427	663

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	102	-	-	-	9
One-to-four units – subprime	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	1	1	5	21	16	2	21
Other consumer	3	3	3	4	4	6	6

Total gross loan recoveries	4	4	110	25	20	8	36

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	130	17	(102)	113	197	147	313
One-to-four units – subprime	39	82	17	69	63	121	80
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	1,188	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	20	-	-	-	20	-
Automobile	7	9	11	(18)	17	16	64
Other consumer	56	59	82	73	90	115	170

Total net loan charge-offs	$232	$187	$8	$1,425	$367	$419	$627

Net loan charge-offs as a
percentage of average loans	0.01%	0.01%	-%	0.05%	0.01%	0.01%	0.01%

Page 40	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	June 30, 2003			March 31, 2003			December 31, 2002

		Gross	Allowance		Gross	Allowance		Gross	Allowance
		Loan	Percentage		Loan	Percentage		Loan	Percentage
		Portfolio	to Loan		Portfolio	to Loan		Portfolio	to Loan
(Dollars in Thousands)	Allowance	Balance	Balance	Allowance	Balance	Balance	Allowance	Balance	Balance

Loans secured by real estate:
Residential:
One-to-four units	$17,447	$8,544,276	0.20%	$17,553	$8,442,914	0.21%	$18,562	$8,647,197	0.21%
One-to-four units – subprime	7,315	1,196,162	0.61	7,965	1,300,418	0.61	8,642	1,386,113	0.62
Five or more units	324	43,255	0.75	160	21,340	0.75	80	10,640	0.75
Commercial real estate	1,171	53,031	2.21	1,226	58,143	2.11	1,364	71,415	1.91
Construction	1,256	105,858	1.19	1,197	100,767	1.19	1,223	103,547	1.18
Land	250	20,090	1.24	498	39,962	1.25	636	53,538	1.19
Non-mortgage:
Commercial	504	6,493	7.76	564	14,922	3.78	586	15,021	3.90
Automobile	94	6,959	1.35	82	9,165	0.89	100	11,641	0.86
Other consumer	1,086	68,012	1.60	1,058	61,744	1.71	1,006	56,782	1.77
Not specifically allocated	2,800	-	-	2,800	-	-	2,800	-	-

Total loans held for investment	$32,247	$10,044,136	0.32%	$33,103	$10,049,375	0.33%	$34,999	$10,355,894	0.34%

	September 30, 2002			June 30, 2002

Loans secured by real estate:
Residential:
One-to-four units	$17,951	$8,285,998	0.22%	$17,291	$8,122,908	0.21%
One-to-four units – subprime	8,873	1,420,081	0.62	8,697	1,417,915	0.61
Five or more units	63	8,430	0.75	65	8,727	0.74
Commercial real estate	1,448	77,665	1.86	2,905	81,722	3.55
Construction	1,292	110,125	1.17	1,459	124,318	1.17
Land	665	53,885	1.23	769	62,182	1.24
Non-mortgage:
Commercial	634	17,792	3.56	596	17,371	3.43
Automobile	127	14,475	0.88	250	17,667	1.42
Other consumer	1,027	54,779	1.87	1,002	50,101	2.00
Not specifically allocated	2,800	-	-	2,800	-	-

Total loans held for investment	$34,880	$10,043,230	0.35%	$35,834	$9,902,911	0.36%

          At June 30, 2003, the recorded investment in loans for which we recognized impairment totaled $13 million, unchanged from December 31, 2002, but down from $17 million a year ago. The allowance for losses related to these loans was $1 million at both June 30, 2003 and December 31, 2002, and $2 million a year ago. During the second quarter, total interest recognized on the impaired loan portfolio was $0.3 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Balance at beginning of period	$720	$725	$747	$2,203	$2,356
Reduction	(4)	(5)	(22)	(268)	(153)
Charge-offs	-	-	-	(1,188)	-
Recoveries	-	-	-	-	-

Balance at end of period	$716	$720	$725	$747	$2,203

          For the first six months of 2003, total interest recognized on the impaired loan portfolio was $0.6 million.

Page 41	Navigation Links

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Balance at beginning of period	$725	$759
Provision (reduction)	(9)	1,444
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$716	$2,203

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2003	2003	2002	2002	2002

Balance at beginning of period	$949	$908	$1,752	$1,851	$1,033
Provision (reduction)	147	41	151	(99)	818
Charge-offs	-	-	(995)	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,096	$949	$908	$1,752	$1,851

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2003	2002

Balance at beginning of period	$908	$2,690
Provision (reduction)	188	(500)
Charge-offs	-	(339)
Recoveries	-	-

Balance at end of period	$1,096	$1,851

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

          Our primary sources of funds generated in the second quarter of 2003 were from:

  principal repayments of $1.3 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  a net increase in FHLB advances and other borrowings of $375 million; and
  maturities of U.S. Treasury securities, agency obligations and other investment securities available for sale of $74 million.

          We used these funds for the following purposes:

  to originate and purchase loans held for investment, excluding refinances of our existing loans, of $1.3 billion;
  to purchase U.S. Treasury securities, agency obligations and other investment securities available for sale of $132 million;
  to fund a net decline in deposits of $102 million;
Page 42	Navigation Links
  to increase our loans held for sale a net $88 million; and
  to purchase loans and securities under resale agreements of $60 million.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is from the FHLB. At June 30, 2003, our FHLB borrowings totaled $1.7 billion, representing 14% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.1 billion. To the extent deposit growth over the remainder of 2003 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or possibly other sources. As of June 30, 2003, we had commitments to borrowers for short-term rate locks, not including expected fallout, of $1.6 billion, undisbursed loan funds and unused lines and letters of credit of $187 million, operating leases of $17 million, commitments to purchase loans of $41 million, other contingent liabilities of $3 million and commitments to invest in affordable housing funds of $2 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          Another measure of liquidity in the savings and loan industry is the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The Bank’s ratio was 5.8% at June 30, 2003, 5.4% at December 31, 2002 and 4.3% a year ago.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At June 30, 2003, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $68 million.

          On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of our common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well as market conditions in general. To-date, a total of 306,300 shares have been repurchased at an average price of $39.73. There have been no shares repurchased since the fourth quarter of 2002 and, at June 30, 2003, $38 million of the original authorization remains available for future purchases.

          Stockholders’ equity totaled $869 million at June 30, 2003, up from $823 million at December 31, 2002 and $787 million a year ago.

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

Page 43	Navigation Links

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 34 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

          At June 30, 2003, scheduled maturities of certificates of deposit and FHLB advances, secondary marketing activities, loans held for investment, future operating minimum lease commitments and other contractual obligations were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$2,514,642	$825,480	$570,419	$-	$3,910,541
FHLB advances and other borrowings	525,821	564,850	126,300	459,000	1,675,971
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	950,703	-	-	-	950,703
Associated forward sale contracts	985,094	-	-	-	985,094
Associated forward purchase contracts	139,000	-	-	-	139,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	721,929	-	-	-	721,929
Associated forward sale contracts	710,099	-	-	-	710,099
Commitments to originate loans held for investment:
Adjustable	336,303	-	-	-	336,303
Fixed	235	-	-	-	235
Undisbursed loan funds and unused lines of credit	57,578	10,343	-	115,799	183,720
Operating leases	4,317	7,139	3,791	2,108	17,355
Letters of credit and other contingent liabilities	-	-	-	6,044	6,044
Commitments to purchase loans	40,816	-	-	-	40,816
Commitments to invest in affordable housing funds	-	-	-	2,400	2,400

Total obligations and commitments	$6,986,537	$1,407,812	$700,510	$585,351	$9,680,210

Regulatory Capital Compliance

          Our core and tangible capital ratios were both 7.20% and our risk-based capital ratio was 14.23% at June 30, 2003. The Bank’s capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of June 30, 2003.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$917,824			$917,824		$917,824
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(34,806)			(34,806)		(34,806)
Loans to subsidiary joint ventures	(19,415)			(19,415)		(19,415)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(4,872)			(4,872)		(4,872)
Unrealized gains on securities available for sale	(1,135)			(1,135)		(1,135)
Additions:
General loss allowance – investment in DSL
Service Company	390			390		390
Allowance for loan losses,
net of specific allowances (a)	-			-		31,704

Regulatory capital	854,836	7.20%		854,836	7.20%	886,540	14.23%
Well capitalized requirement	178,063	1.50	(b)	593,544	5.00	622,880	10.00	(c)

Excess	$676,773	5.70%		$261,292	2.20%	$263,660	4.23%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.72%.

Page 44	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Financial Condition—Asset/Liability Management and Market Risk on page 34.

ITEM 4. – CONTROLS AND PROCEDURES

          Within 90 days of the date of this report, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures are effective in timely alerting them to material information relating to Downey required to be included in Downey’s periodic Securities and Exchange Commission filings. There has been no significant changes in Downey’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

          Disclosure controls and procedures are defined in Rule 13a-14 of the Exchange Act as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Downey’s disclosure controls and procedures were designed to ensure that material information related to Downey, including subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

Page 45	Navigation Links

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

          None.

ITEM 3 – Defaults Upon Senior Securities

          None.

ITEM 4 – Submission of Matters to a Vote of Security Holders

          On April 23, 2003, Downey held its annual meting of shareholders to elect three Class 2 Directors for terms of three years each and to ratify the Board of Directors’ appointment of KPMG LLP as auditors for the year ending December 31, 2003. The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	Election of Directors:

	Nominees	Votes For	Votes Withheld	Unvoted

	Cheryl E. Olson	22,225,715	406,355	5,296,652
	Lester C. Smull	18,974,357	3,657,713	5,296,652
	Michael B. Abrahams	22,225,676	406,394	5,296,652

	The Directors whose terms continued and the years their terms expire are as follows:

	Continuing Directors	Year Term Expires

	Dr. Paul Kouri	2004
	Brent McQuarrie	2004
	James H. Hunter	2004
	Gerald E. Finnell	2005
	Maurice L. McAlister	2005
	Daniel D. Rosenthal	2005

2.	Ratification of appointment of KPMG LLP as auditors for the year ending December 31, 2003:

	Votes For	Votes Against	Abstain	Unvoted

	21,893,941	328,421	409,708	5,296,652

ITEM 5 – Other Information

          None.

ITEM 6 – Exhibits and Reports on Form 8-K

(A)          Exhibits

Exhibit
Number	Description

3.1 (b)	Certificate of Incorporation of Downey Financial Corp.

3.2 (a)	Bylaws of Downey Financial Corp.

4.1 (d)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp. and Wilmington
Trust Company as Indenture Trustee.

Page 46	Navigation Links

(A)          Exhibits (Continued)

Exhibit
Number	Description

4.2 (d)	10% Junior Subordinated Debenture due September 15, 2029, Principal Amount $123,711,350.

4.3 (d)	Certificate of Trust of Downey Financial Capital Trust I, dated as of May 25, 1999.

4.4 (d)	Trust Agreement of Downey Financial Capital Trust I, dated May 25, 1999.

4.5 (d)	Amended and Restated Trust Agreement of Downey Financial Capital Trust I, between Downey Financial
Corp., Wilmington Trust Company and the Administrative Trustees named therein, dated as of July 23, 1999.

4.6 (d)	Certificate Evidencing Common Securities of Downey Financial Capital Trust I, 10% Common Securities.

4.7 (d)	Certificate Evidencing Capital Securities of Downey Financial Capital Trust I, 10% Capital Securities (Global
Certificate).

4.8 (d)	Common Securities Guarantee Agreement of Downey Financial Corp. (Guarantor), dated July 23, 1999.

4.9 (d)	Capital Securities Guarantee Agreement of Downey Financial Corp. and Wilmington Trust Company, dated as of July 23, 1999.

10.1 (c)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and Restated as of
January 1, 1996).

10.2 (c)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan. Amendment
No. 1, Effective and Adopted January 22, 1997.

10.3 (c)	Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan (October 1, 1997
Restatement).

10.4 (c)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan
(October 1, 1997 Restatement) Amendment No. 1, Effective and Adopted January 28, 1998.

10.5 (c)	Trust Agreement for Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan,
Effective October 1, 1997 between Downey Savings and Loan Association, F.A. and Fidelity Management
Trust Company.

10.6 (b)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.10 (a)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.11 (e)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.
Amendment No. 1, Effective and Adopted July 26, 2000.

10.13 (f)	Deferred Compensation Program.

10.14 (f)	Director Retirement Benefits.

10.15 (g)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Page 47	Navigation Links

(A)          Exhibits (Continued)

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(a) Filed as part of Downey’s Registration Statement on Form 8-B/A filed January 17, 1995.
(b) Filed as part of Downey’s Registration Statement on Form S-8 filed February 3, 1995.
(c) Filed as part of Downey’s report on Form 10-K filed March 16, 1998.
(d) Filed as part of Downey’s report on Form 10-Q filed November 2, 1999.
(e) Filed as part of Downey’s report on Form 10-Q filed August 2, 2000.
(f) Filed as part of Downey’s report on Form 10-K filed March 7, 2001.
(g) Filed as part of Downey’s report on Form 10-K filed March 6, 2003.

(B)          Reports on Form 8-K

          1) Form 8-K filed April 16, 2003, with respect to a press release reporting its results of operations during the three months ended March 31, 2003.

          2) Form 8-K filed May 15, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended April 30, 2003.

          3) Form 8-K filed June 16, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended May 31, 2003.

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

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

Page 48	Navigation Links

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: July 31, 2003	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: July 31, 2003	Thomas E. Prince
Executive Vice President and Chief Financial Officer

Page 49	Navigation Links

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
      Trading Securities
    Operating Expense
    Provision for Income Taxes
    Business Segment Reporting
      Banking
      Real Estate Investment
  FINANCIAL CONDITION
    Loans and Mortgage-Backed Securities
    Trading and Investment Securities
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

ITEM 4. – Submission of Matters to a Vote of Security Holders

ITEM 5. – Other Information

ITEM 6. – Exhibits and Reports on Form 8-K

  Exhibits Included in This Form 10-Q Filing:
    31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
    31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
    32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
    32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

AVAILABILITY OF REPORTS

SIGNATURES