Form 10-Q
period 2003-09-30
DOWNEY FINANCIAL CORP
filed 2003-10-31
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 1-13578

DOWNEY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0633413 (I.R.S. Employer Identification No.)
3501 Jamboree Road, Newport Beach, CA (Address of principal executive office)	92660 (Zip Code)
Registrant’s telephone number, including area code	(949) 854-0300
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 Par Value	Name of each exchange on which registered New York Stock Exchange Pacific Exchange

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

          At September 30, 2003, 27,928,722 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I

ITEM 1. – FINANCIAL INFORMATION

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2002

Assets
Cash	$113,075	$123,524	$135,493
Federal funds	4,001	2,555	16,702

Cash and cash equivalents	117,076	126,079	152,195
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	635,825	457,864	267,310
Municipal securities held to maturity, at amortized cost (estimated fair value of $6,135 at December 31, 2002,
and $6,305 at September 30, 2002)	-	6,149	6,320
Loans held for sale, at lower of cost or fair value	335,437	652,052	665,587
Mortgage-backed securities available for sale, at fair value	1,590	2,253	1,019,030
Loans receivable held for investment	9,650,441	10,322,637	10,000,420
Investments in real estate and joint ventures	32,435	33,890	40,371
Real estate acquired in settlement of loans	7,436	12,360	15,441
Premises and equipment	111,201	113,536	113,258
Federal Home Loan Bank stock, at cost	121,813	117,563	116,041
Mortgage servicing rights, net	70,400	57,729	46,912
Other assets	75,713	76,039	75,533

	$11,159,367	$11,978,151	$12,518,418

Liabilities and Stockholders’ Equity
Deposits	$8,608,068	$9,238,350	$9,056,932
Federal Home Loan Bank advances and other borrowings	1,263,328	1,624,084	1,869,789
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
of the Company ("Capital Securities")	120,000	120,000	120,000
Accounts payable and accrued liabilities	180,869	102,533	618,210
Deferred income taxes	92,892	70,080	62,680

Total liabilities	10,265,157	11,155,047	11,727,611

Stockholders’ equity:
Preferred stock, par value of $0.01 per share; authorized 5,000,000
shares; outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares; issued 28,235,022 shares at September 30, 2003,
December 31, 2002 and September 30, 2002	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	(757)	(1,422)	274
Retained earnings	813,063	742,622	705,172
Treasury stock, at cost, 306,300 shares at September 30, 2003 and
December 31, 2002 and 212,300 shares at September 30, 2002	(12,170)	(12,170)	(8,713)

Total stockholders’ equity	894,210	823,104	790,807

	$11,159,367	$11,978,151	$12,518,418

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands, Except Per Share Data)	2003	2002	2003	2002

Interest income
Loans receivable	$119,990	$150,987	$393,363	$459,712
U.S. Treasury securities and agency obligations	2,497	2,190	7,520	7,386
Mortgage-backed securities	16	287	51	2,503
Other investments	1,196	1,460	4,336	5,146

Total interest income	123,699	154,924	405,270	474,747

Interest expense
Deposits	38,010	59,598	128,229	188,354
Borrowings	14,304	15,314	44,280	45,226
Capital securities	3,040	3,040	9,122	9,122

Total interest expense	55,354	77,952	181,631	242,702

Net interest income	68,345	76,972	223,639	232,045
Provision for (reduction of) loan losses	(1,104)	471	(3,437)	812

Net interest income after provision for (reduction of) loan losses	69,449	76,501	227,076	231,233

Other income, net
Loan and deposit related fees	14,405	11,848	40,032	34,762
Real estate and joint ventures held for investment, net	5,864	2,407	8,876	6,420
Secondary marketing activities:
Loan servicing income (loss), net	1,550	(18,963)	(33,828)	(35,168)
Net gains (losses) on sales of loans and mortgage-backed securities	23,467	(971)	55,882	22,126
Net gains on sales of mortgage servicing rights	-	-	23	306
Net losses on trading securities	(11,040)	-	(10,449)	-
Net gains on sales of investment securities	-	-	8	209
Litigation award	-	-	2,717	-
Other	(747)	913	584	2,034

Total other income (loss), net	33,499	(4,766)	63,845	30,689

Operating expense
Salaries and related costs	34,312	29,067	101,466	86,819
Premises and equipment costs	8,291	7,916	23,975	22,803
Advertising expense	835	1,066	2,644	3,692
SAIF insurance premiums and regulatory assessments	787	765	2,443	2,313
Professional fees	798	91	1,844	888
Other general and administrative expense	7,718	7,474	23,722	20,035

Total general and administrative expense	52,741	46,379	156,094	136,550
Net operation of real estate acquired in settlement of loans	(376)	110	(190)	79

Total operating expense	52,365	46,489	155,904	136,629

Income before income taxes	50,583	25,246	135,017	125,293
Income taxes	21,332	10,678	57,034	52,972

Net income	$29,251	$14,568	$77,983	$72,321

PER SHARE INFORMATION

Basic	$1.05	$0.52	$2.79	$2.56

Diluted	$1.05	$0.52	$2.79	$2.56

Cash dividends declared and paid	$0.09	$0.09	$0.27	$0.27

Weighted average diluted shares outstanding	27,963,374	28,132,199	27,962,012	28,229,288

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2003	2002	2003	2002

Net income	$29,251	$14,568	$77,983	$72,321

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	536	104	(103)	(441)
Mortgage-backed securities available for sale, at fair value	(4)	774	(16)	1,698
Less reclassification of realized gains included in net income	-	-	(5)	(121)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	8,786	(3,383)	1,051	(7,008)
Less reclassification of realized (gains) losses included in net income	(11,210)	2,543	(262)	6,385

Total other comprehensive income (loss), net of income taxes (benefits)	(1,892)	38	665	513

Comprehensive income	$27,359	$14,606	$78,648	$72,834

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In Thousands)	2003	2002

Cash flows from operating activities
Net income	$77,983	$72,321
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	65,989	44,966
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	16,979	34,912
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
trading and investment securities, real estate and other assets	(62,866)	(27,677)
Interest capitalized on loans (negative amortization)	(7,284)	(20,917)
Federal Home Loan Bank stock dividends	(4,250)	(2,902)
Loans originated for sale	(5,334,724)	(4,131,463)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	5,673,264	4,036,188
(Increase) decrease in other, net	(61,914)	19,854

Net cash provided by operating activities	363,177	25,282

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	15,275	88,541
Wholly owned real estate and real estate acquired in settlement of loans	21,327	26,036
Proceeds from maturities of U.S. Treasury securities, agency obligations
and other investment securities available for sale	558,474	426,205
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(645,822)	(381,730)
Mortgage-backed securities available for sale	-	(503,874)
Loans receivable held for investment	(694,719)	(31,204)
Premises and equipment	(11,870)	(15,878)
Originations of loans receivable held for investment (net of refinances of $254,283 for the nine months ended September 30, 2003 and $216,540 for the nine months ended
September 30, 2002)	(2,359,137)	(3,088,235)
Principal payments on loans receivable held for investment and mortgage-backed
securities available for sale	3,752,848	2,654,123
Net change in undisbursed loan funds	(11,764)	53,694
Investments in real estate held for investment	(1,485)	(15,965)
Other, net	3,273	3,600

Net cash provided by (used for) investing activities	626,400	(784,687)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	September 30,

(In Thousands)	2003	2002

Cash flows from financing activities
Net increase (decrease) in deposits	$(630,282)	$437,366
Proceeds from Federal Home Loan Bank advances	7,606,478	4,325,258
Repayments of Federal Home Loan Bank advances and other borrowings	(7,967,234)	(3,978,181)
Purchase of treasury stock	-	(8,713)
Proceeds from exercise of stock options	-	392
Cash dividends	(7,542)	(7,602)

Net cash provided by (used for) financing activities	(998,580)	768,520

Net increase (decrease) in cash and cash equivalents	(9,003)	9,115
Cash and cash equivalents at beginning of period	126,079	143,080

Cash and cash equivalents at end of period	$117,076	$152,195

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$181,910	$243,440
Income taxes	55,588	21,992
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	8,406	2,475
Loans transferred from held for investment to held for sale	3,655	-
Mortgage-backed securities available for sale, purchased and not settled	-	510,224
U.S. Treasury securities, agency obligations and other investment securities
available for sale, purchased and not settled	100,000	-
Loans exchanged for mortgage-backed securities	4,808,110	3,401,952
Real estate acquired in settlement of loans	11,493	20,245
Loans to facilitate the sale of real estate acquired in settlement of loans	3,990	10,778

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey’s financial condition as of September 30, 2003, December 31, 2002 and September 30, 2002, the results of operations and comprehensive income for the three months and nine months ended September 30, 2003 and 2002, and changes in cash flows for the nine months ended September 30, 2003 and 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2003	2003	2003	2002	2002

Gross balance at beginning of period	$89,948	$92,178	$90,584	$83,705	$81,100
Additions	21,660	15,405	14,954	18,779	9,304
Amortization	(5,051)	(9,951)	(4,771)	(4,146)	(4,120)
Sales	-	-	-	(1,319)	-
Impairment write-down	(13,892)	(7,684)	(8,589)	(6,435)	(2,579)

Gross balance at end of period	92,665	89,948	92,178	90,584	83,705

Allowance balance at beginning of period	41,226	35,672	32,855	36,793	21,329
Provision for (reduction of) impairment	(5,069)	13,238	11,406	2,497	18,043
Impairment write-down	(13,892)	(7,684)	(8,589)	(6,435)	(2,579)

Allowance balance at end of period	22,265	41,226	35,672	32,855	36,793

Total mortgage servicing rights, net	$70,400	$48,722	$56,506	$57,729	$46,912

As a percentage of associated mortgage loans	0.78%	0.55%	0.67%	0.72%	0.64%
Estimated fair value (a)	$70,401	$48,722	$56,506	$57,736	$46,986
Weighted average expected life (in months)	50	31	39	43	39
Custodial account earnings rate	1.49%	1.26%	1.58%	1.61%	2.06%
Weighted average discount rate	8.91	7.47	7.39	8.35	8.19

At period end
Mortgage loans serviced for others:
Total	$9,125,469	$8,980,037	$8,535,480	$8,316,236	$7,502,157
With capitalized mortgage servicing rights:(a)
Amount	9,068,209	8,916,259	8,460,152	8,036,393	7,355,700
Weighted average interest rate	5.87%	6.12%	6.35%	6.51%	6.71%

Custodial escrow balances	$25,732	$16,527	$7,578	$15,243	$21,628

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.
Page 6	Navigation Links
	Nine Months Ended September 30,

(Dollars in Thousands)	2003	2002

Gross balance at beginning of period	$90,584	$65,630
Additions	52,019	34,457
Amortization	(19,773)	(10,289)
Sales	-	(35)
Impairment write-down	(30,165)	(6,058)

Gross balance at end of period	92,665	83,705

Allowance balance at beginning of period	32,855	8,735
Provision for impairment	19,575	34,116
Impairment write-down	(30,165)	(6,058)

Allowance balance at end of period	22,265	36,793

Total mortgage servicing rights, net	$70,400	$46,912

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$31,646	$4,707	$(1,245)	$30,871
Reduction of (increase in) valuation allowance	19,643	3,820	(1,496)	19,728

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(33,679)	(4,167)	1,860	(37,574)
Reduction of (increase in) valuation allowance	(33,679)	(4,167)	1,852	(37,574)

(a) The weighted-average expected life of the mortgage servicing rights portfolio is 81 months.
(b) The weighted-average expected life of the mortgage servicing rights portfolio is 23 months.

          The following table presents a breakdown of the components of loan servicing income (loss) included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Net cash servicing fees	$5,401	$5,117	$5,016	$4,680	$4,382
Payoff and curtailment interest cost (a)	(3,869)	(3,620)	(2,525)	(2,498)	(1,182)
Amortization of MSRs	(5,051)	(9,951)	(4,771)	(4,146)	(4,120)
(Provision for) reduction of impairment
of MSRs	5,069	(13,238)	(11,406)	(2,497)	(18,043)

Total loan servicing income (loss), net	$1,550	$(21,692)	$(13,686)	$(4,461)	$(18,963)

(a) Represents contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.
Page 7	Navigation Links
	Nine Months Ended September 30,

(In Thousands)	2003	2002

Net cash servicing fees	$15,534	$11,856
Payoff and curtailment interest cost (a)	(10,014)	(2,619)
Amortization of MSRs	(19,773)	(10,289)
Provision for impairment of MSRs	(19,575)	(34,116)

Total loan servicing loss, net	$(33,828)	$(35,168)

(a) Represents contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

NOTE (3) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At September 30, 2003, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $382 million, with a change in fair value resulting in a gain of $7.4 million.

Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. Downey does not generally enter into derivative transactions for purely speculative purposes. Contracts designated as hedges for the forecasted sale of loans from our held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the in effectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At September 30, 2003, the notional amount of forward sale contracts amounted to $725 million, with a change in fair value resulting in a loss of $7.8 million, of which $334 million were designated as cash flow hedges. The notional amount of forward purchase contracts amounted to $35 million, with an estimated fair value gain of $0.4 million.

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Net gains (losses) on non-qualifying hedge transactions	$1,121	$(2,936)	$(139)	$4,287	$(2,663)
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	1,121	(2,936)	(139)	4,287	(2,663)
Other comprehensive income (loss)	(2,424)	1,622	1,591	(1,272)	(840)

Notional amount at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$381,948	$950,703	$957,549	$614,592	$892,429
Associated forward sale contracts	391,234	985,094	913,034	624,062	1,024,586
Associated forward purchase contracts	35,000	139,000	6,000	50,000	165,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	335,437	721,929	633,676	652,052	665,587
Associated forward sale contracts	334,031	710,099	624,002	623,975	659,305

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Net gains (losses) on non-qualifying hedge transactions	$(1,954)	$1,811
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(1,954)	1,811
Other comprehensive income (loss)	789	(623)

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

          Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party. We also enter into commitments to purchase loans and mortgage-backed securities, investment securities and to invest in affordable housing funds.

Page 9	Navigation Links

          The following is a summary of commitments and contingent liabilities with off-balance sheet risk at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Commitments to originate loans held for investment:
Adjustable	$414,823	$336,303	$190,737	$249,121	$261,365
Fixed	380	235	117	716	1,459
Undisbursed loan funds and unused lines of credit	178,202	183,720	178,754	189,283	184,074
Letters of credit and other contingent liabilities	2,703	6,044	6,031	2,662	2,534
Commitments to purchase loans	-	40,816	5,200	-	294,476
Commitments to purchase investment securities	100,000	-	-	-	-
Commitments to invest in affordable housing funds	3,393	2,400	2,400	2,400	2,400

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

          In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. These swap contracts reduce Downey’s interest rate risk between repricing assets and liabilities. No swap contracts were outstanding for any of the periods presented.

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

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the "LTIP"), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At September 30, 2003, Downey had 306,300 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

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

	Three Months Ended September 30,

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands, Except Per Share Data)	2003	2003	2003	2002	2002

Net income:
As reported	$29,251	$18,515	$30,217	$39,972	$14,568
Stock-based compensation expense, net of tax	-	-	-	(4)	(3)

Pro forma	29,251	18,515	30,217	39,968	14,565
Earnings per share – Basic:
As reported	$1.05	$0.66	$1.08	$1.43	$0.52
Pro forma	1.05	0.66	1.08	1.43	0.52
Earnings per share – Diluted:
As reported	1.05	0.66	1.08	1.43	0.52
Pro forma	1.05	0.66	1.08	1.43	0.52

	Nine Months Ended September 30,

(In Thousands, Except Per Share Data)	2003	2002

Net income:
As reported	$77,983	$72,321
Stock-based compensation expense, net of tax	-	(9)

Pro forma	77,983	72,312
Earnings per share – Basic:
As reported	$2.79	$2.56
Pro forma	2.79	2.56
Earnings per share – Diluted:
As reported	2.79	2.56
Pro forma	2.79	2.56

          As of December 31, 2002, stock-based compensation would have been fully expensed over the vesting period of the stock options granted, if Downey had recorded stock-based compensation expense.

NOTE (6) – Earnings Per Share

          Earnings per share is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,

	2003			2002

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$29,251	27,928,722	$1.05	$14,568	28,094,184	$0.52
Effect of dilutive stock options	-	34,652	-	-	38,015	-

Diluted earnings per share	$29,251	27,963,374	$1.05	$14,568	28,132,199	$0.52

Page 11	Navigation Links
	Nine Months Ended September 30,

	2003			2002

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$77,983	27,928,722	$2.79	$72,321	28,180,007	$2.56
Effect of dilutive stock options	-	33,290	-	-	49,281	-

Diluted earnings per share	$77,983	27,962,012	$2.79	$72,321	28,229,288	$2.56

          There were no options excluded from the computation of earnings per share due to anti-dilution.

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by major business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended September 30, 2003
Net interest income (loss)	$68,395	$(50)	$-	$68,345
Reduction of loan losses	(1,104)	-	-	(1,104)
Other income	27,023	6,476	-	33,499
Operating expense	52,126	239	-	52,365
Net intercompany income (expense)	43	(43)	-	-

Income before income taxes	44,439	6,144	-	50,583
Income taxes	18,818	2,514	-	21,332

Net income	$25,621	$3,630	$-	$29,251

At September 30, 2003
Assets:
Loans and mortgage-backed securities	$9,987,468	$-	$-	$9,987,468
Investments in real estate and joint ventures	-	32,435	-	32,435
Other	1,161,884	4,617	(27,037)	1,139,464

Total assets	11,149,352	37,052	(27,037)	11,159,367

Equity	$894,210	$27,037	$(27,037)	$894,210

Three months ended September 30, 2002
Net interest income	$76,960	$12	$-	$76,972
Provision for loan losses	471	-	-	471
Other income (loss)	(7,507)	2,741	-	(4,766)
Operating expense	46,328	161	-	46,489
Net intercompany income (expense)	100	(100)	-	-

Income before income taxes	22,754	2,492	-	25,246
Income taxes	9,654	1,024	-	10,678

Net income	$13,100	$1,468	$-	$14,568

At September 30, 2002
Assets:
Loans and mortgage-backed securities	$11,685,037	$-	$-	$11,685,037
Investments in real estate and joint ventures	-	40,371	-	40,371
Other	828,836	4,090	(39,916)	793,010

Total assets	12,513,873	44,461	(39,916)	12,518,418

Equity	$790,807	$39,916	$(39,916)	$790,807

Page 12	Navigation Links
		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Nine months ended September 30, 2003
Net interest income (loss)	$223,694	$(55)	$-	$223,639
Reduction of loan losses	(3,437)	-	-	(3,437)
Other income	53,307	10,538	-	63,845
Operating expense	155,217	687	-	155,904
Net intercompany income (expense)	127	(127)	-	-

Income before income taxes	125,348	9,669	-	135,017
Income taxes	53,077	3,957	-	57,034

Net income	$72,271	$5,712	$-	$77,983

Nine months ended September 30, 2002
Net interest income	$232,015	$30	$-	$232,045
Provision for loan losses	812	-	-	812
Other income	23,358	7,331	-	30,689
Operating expense	136,002	627	-	136,629
Net intercompany income (expense)	279	(279)	-	-

Income before income taxes	118,838	6,455	-	125,293
Income taxes	50,327	2,645	-	52,972

Net income	$68,511	$3,810	$-	$72,321

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

Statement of Financial Accounting Standards No. 149.

          Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The financial impact of SFAS 149 did not have a material effect on Downey.

Statement of Financial Accounting Standards No. 150.

          Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 clarifies that Downey’s Capital Securities be classified as a liability, whereas previously they were classified between the liabilities and equity sections. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. To-date, the financial impact of SFAS 150 has not had a material effect on Downey.

Page 13	Navigation Links

Financial Accounting Standards Board Interpretation 46.

          Financial Accounting Standards Board Interpretation 46, "Provides Guidance to Improve Financial Reporting for SPEs, Off-Balance Sheet Structures and Similar Entities" ("FIN 46"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for applying the provision of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Downey has no business interests that require consolidation or deconsolidation as a result of applying the provisions of FIN 46.

NOTE (9) – Subsequent Events

Grocery store labor dispute.

          On October 11, 2003, grocery store workers from Albertsons, Vons, Pavillions and Ralphs went on strike or were locked out by grocery store management. As of October 31, 2003, the grocery stores continue operations. Downey operates 85 full-service, in-store branches with 85 automated teller machines ("ATMs") and 142 stand-alone ATMs in these grocery stores. At the current quarter end, $1.4 billion in deposits or 16% of total deposits are associated with these branches. These branches and ATMs remain open with no material change to deposit volumes, although ATM usage has declined somewhat due to less customer traffic in the grocery stores since the start of the labor dispute. These ATMs account for approximately one-fourth of our ATM fee income. The length and severity of the labor dispute is unknown; however, the impact to our financial results over the next quarter is expected to be minimal.

Southern California Wild Fires.

          In late October, wild fires erupted in Southern California, primarily in Los Angeles, Riverside, San Bernardino, San Diego and Ventura counties, causing partial or total destruction to numerous homes. While it is likely some homes we have financed have been damaged, we do not expect to incur any significant loss, as our borrowers are required to have fire insurance. As of the filing of this Form 10-Q, none of our branch offices have been damaged.

Page 14	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

OVERVIEW

          Our net income for the third quarter of 2003 totaled $29.3 million or $1.05 per share on a diluted basis, over double the $14.6 million or $0.52 per share in the third quarter of 2002.

          The increase in net income between third quarters reflected higher net income from both of our business segments. Net income from our real estate operations increased $2.2 million due primarily to higher gains from sales, while net income from our banking activities increased $12.5 million, primarily reflecting:

  a $24.4 million increase in gains from sales of loans and mortgage-backed securities;
  a $20.5 million improvement in loan servicing activities;
  a $2.3 million increase in loan and deposit related fees; and
  a $1.6 million favorable change in our provision for loan losses.

Those favorable items were partially offset by:

  a $11.0 million loss from trading securities;
  a $8.6 million decline in net interest income;
  a $5.8 million increase in operating expense; and
  a $1.7 million decline in our other income category.

          For the first nine months of 2003, our net income totaled $78.0 million or $2.79 per share on a diluted basis, up from $72.3 million or $2.56 per share for the first nine months of 2002. Both business segments contributed to the increase. Net income from our banking activities increased $3.8 million primarily reflecting higher gains from sales of loans and mortgage-backed securities, higher loan and deposit related fees, a favorable change in provision for loan losses and a litigation award. Those favorable items were partially offset by higher operating expense, losses from trading securities, and a decline in net interest income. Net income from our real estate operations increased $1.9 million primarily reflecting higher gains from sales.

          For the third quarter of 2003, our return on average assets was 1.02%, up from 0.52% a year ago, while our return on average equity was 13.16%, up from 7.44% a year ago. For the first nine-month periods, our return on average assets increased from 0.87% a year ago to 0.90%, while our return on average equity declined from 12.54% to 12.07%.

          Our single family loan originations, including purchases, totaled $2.576 billion in the third quarter of 2003, down 9.0% from the $2.832 billion we originated in the third quarter of 2002 and 25.3% below the record $3.448 billion we originated in the second quarter of 2003. Single family loans originated for sale declined $595 million from second quarter 2003 to $1.566 billion, while single family loans originated for portfolio declined $277 million to $1.010 billion, as our purchases of loans were $570 million lower. In addition to single family loans, we originated $103 million of other loans in the quarter.

          At quarter end, our assets totaled $11.2 billion, down $1.4 billion or 10.9% from a year ago. Included in year-ago assets were $1.0 billion of 30-year fixed rate mortgage-backed securities purchased in late September of 2002, but sold in the following month due to interest rate volatility and the potential adverse impact market interest rate changes could have on the carrying value of the investment. Since year-end 2002, our assets are down $819 million. Even though mortgage interest

Page 15	Navigation Links

rates rose during the current quarter, refinance activity continued to remain high, as loan applications submitted when interest rates were lower in the second quarter funded in the current quarter. As a result, our loan repayments continued to exceed our portfolio originations and loans held for investment declined $399 million in the quarter and were $672 million below the year-end level. In addition, our loans held for sale declined $386 million in the quarter and were $317 million below the year-end level, as our volume of new fixed rate applications fell due to the rise in mortgage interest rates during the current quarter. The decline in our loans since year end was partially offset by an increase of $173 million in investment securities, the majority of which adjust to market interest rates every three months.

          Our deposits totaled $8.6 billion at September 30, 2003, down 5.0% from the year-ago level and 6.8% from year-end 2002. During the quarter, we opened one new in-store branch, bringing our total branches at quarter end to 171, of which 99 were in-store. A year ago, branches totaled 156, of which 85 were in-store.

          Our non-performing assets declined $4 million during the quarter to $63 million or 0.56% of total assets. The decline was primarily in our subprime residential loan category.

          At September 30, 2003, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") exceeded all regulatory capital tests, with capital-to-asset ratios of 8.16% for both tangible and core capital and 15.92% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

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
  Allowance for losses on loans and real estate. For further information, see Financial Condition—Problem Loans and Real Estate—Allowance for Losses on Loans and Real Estate on page 40.
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

          Our net interest income totaled $68.3 million in the current quarter, down $8.6 million or 11.2% from the same period last year. Our interest-earning assets averaged $11.0 billion during the quarter, up 1.2% from the year-ago level. The favorable impact of our higher interest-earning assets was more than offset by a decline in our effective interest rate spread. The effective interest rate spread averaged 2.48% in the current quarter, down from 2.83% a year ago and 2.70% in the previous quarter. The decline between third quarters was due to our yield on interest-earning assets declining more rapidly than our cost of funds. The more rapid decline in our yield on interest-earning assets primarily reflected our positive interest rate gap (i.e., more interest-earning assets reprice to market interest rates within one year than do interest-bearing liabilities). In addition, the decline in our effective interest rate spread also reflected a higher proportion of lower yielding investment securities, a higher proportion of adjustable rate mortgages tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities to a constant maturity of one year ("MTA") that are lower yielding than those tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") and a lower percentage of higher yielding subprime loans.

          For the first nine months of 2003, net interest income totaled $223.6 million, down $8.4 million from a year ago. The decline primarily reflected a lower effective interest rate spread.

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

Page 17	Navigation Links
	Three Months Ended September 30,

	2003			2002

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$10,421,746	$119,990	4.61%	$10,475,813	$150,987	5.77%
Mortgage-backed securities	1,660	16	3.86	32,601	287	3.52
Trading and investment securities	599,065	3,693	2.45	387,325	3,650	3.74

Total interest-earning assets	11,022,471	123,699	4.49	10,895,739	154,924	5.69
Non-interest-earning assets	393,442			393,252

Total assets	$11,415,913			$11,288,991

Transaction accounts:
Non-interest-bearing checking	$436,087	$-	-%	$301,169	$-	-%
Interest-bearing checking (a)	456,023	292	0.25	414,909	323	0.31
Money market	133,736	350	1.04	114,544	487	1.69
Regular passbook	4,131,975	12,874	1.24	3,222,127	18,566	2.29

Total transaction accounts	5,157,821	13,516	1.04	4,052,749	19,376	1.90
Certificates of deposit	3,699,164	24,494	2.63	4,766,674	40,222	3.35

Total deposits	8,856,985	38,010	1.70	8,819,423	59,598	2.68
Borrowings	1,322,837	14,304	4.29	1,396,414	15,314	4.35
Capital securities	120,000	3,040	10.14	120,000	3,040	10.14

Total deposits, borrowings and capital securities	10,299,822	55,354	2.13	10,335,837	77,952	2.99
Other liabilities	226,980			169,689
Stockholders’ equity	889,111			783,465

Total liabilities and stockholders’ equity	$11,415,913			$11,288,991

Net interest income/interest rate spread		$68,345	2.36%		$76,972	2.70%
Excess of interest-earning assets over
deposits, borrowings and capital securities	$722,649			$559,902
Effective interest rate spread			2.48			2.83

	Nine Months Ended September 30,

	2003			2002

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$10,566,127	$393,363	4.96%	$10,161,564	$459,712	6.03%
Mortgage-backed securities	1,825	51	3.73	73,283	2,503	4.55
Trading and investment securities	543,076	11,856	2.92	412,504	12,532	4.06

Total interest-earning assets	11,111,028	405,270	4.86	10,647,351	474,747	5.95
Non-interest-earning assets	401,758			394,628

Total assets	$11,512,786			$11,041,979

Transaction accounts:
Non-interest-bearing checking	$407,452	$-	-%	$293,964	$-	-%
Interest-bearing checking (a)	440,581	874	0.27	421,894	1,065	0.34
Money market	128,364	1,119	1.17	112,830	1,497	1.77
Regular passbook	3,931,071	40,957	1.39	2,875,959	52,502	2.44

Total transaction accounts	4,907,468	42,950	1.17	3,704,647	55,064	1.99
Certificates of deposit	3,998,283	85,279	2.85	4,929,779	133,290	3.61

Total deposits	8,905,751	128,229	1.93	8,634,426	188,354	2.92
Borrowings	1,435,378	44,280	4.12	1,373,979	45,226	4.40
Capital securities	120,000	9,122	10.14	120,000	9,122	10.14

Total deposits, borrowings and capital securities	10,461,129	181,631	2.32	10,128,405	242,702	3.20
Other liabilities	189,872			144,514
Stockholders’ equity	861,785			769,060

Total liabilities and stockholders’ equity	$11,512,786			$11,041,979

Net interest income/interest rate spread		$223,639	2.54%		$232,045	2.75%
Excess of interest-earning assets over
deposits, borrowings and capital securities	$649,899			$518,946
Effective interest rate spread			2.68			2.91

(a) Included amounts swept into money market deposit accounts.
Page 18	Navigation Links

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003 Versus 2002				2003 Versus 2002
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$(779)	$(30,375)	$157	$(30,997)	$18,303	$(81,411)	$(3,241)	$(66,349)
Mortgage-backed securities	(272)	27	(26)	(271)	(2,441)	(455)	444	(2,452)
Trading and investment
securities	1,995	(1,262)	(690)	43	3,967	(3,527)	(1,116)	(676)

Change in interest income	944	(31,610)	(559)	(31,225)	19,829	(85,393)	(3,913)	(69,477)

Interest expense:
Transaction accounts:
Interest-bearing checking (a)	32	(57)	(6)	(31)	47	(228)	(10)	(191)
Money market	82	(188)	(31)	(137)	206	(513)	(71)	(378)
Regular passbook	5,243	(8,527)	(2,408)	(5,692)	19,262	(22,538)	(8,269)	(11,545)

Total transaction accounts	5,357	(8,772)	(2,445)	(5,860)	19,515	(23,279)	(8,350)	(12,114)
Certificates of deposit	(9,008)	(8,659)	1,939	(15,728)	(25,186)	(28,143)	5,318	(48,011)

Total interest-bearing deposits	(3,651)	(17,431)	(506)	(21,588)	(5,671)	(51,422)	(3,032)	(60,125)
Borrowings	(857)	(237)	84	(1,010)	40,157	(2,886)	(38,217)	(946)
Capital securities	-	-	-	-	-	-	-	-

Change in interest expense	(4,508)	(17,668)	(422)	(22,598)	34,486	(54,308)	(41,249)	(61,071)

Change in net interest income	$5,452	$(13,942)	$(137)	$(8,627)	$(14,657)	$(31,085)	$37,336	$(8,406)

(a) Included amounts swept into money market deposit accounts.

Provision for Loan Losses

          During the current quarter, $1.1 million of provision for loan losses was reversed, compared to an expense of $0.5 million in the year-ago third quarter. The current quarter reversal reflected both an improvement in our credit quality and a decline in our loan portfolio.

          For the first nine months of 2003, $3.4 million of provision for loan losses was reversed, compared to expense of $0.8 million in the year-ago period. For further information regarding our allowance for loan losses, see Financial Condition—Problem Loans and Real Estate—Allowance for Losses on Loans and Real Estate on page 40.

Other Income

          Our total other income was $33.5 million in the current quarter, compared to a loss of $4.8 million in the year-ago third quarter. The $38.3 million improvement between third quarters primarily reflected:

  a $24.4 million increase in net gains from sales of loans and mortgage-backed securities;
  a $20.5 million improvement in loan servicing activities;
  a $3.5 million increase in income from real estate and joint ventures held for investment; and
  a $2.6 million increase in loan and deposit related fees.
Page 19	Navigation Links

Those increases were partially offset by two items. First, a loss of $11.0 million was realized from trading securities. The trading securities were sold in July and served as a partial economic hedge against mortgage servicing rights. And second, the other income category reflected a loss of $0.7 million which included a $1.1 million loss associated with computer software no longer being utilized, compared to income of $0.9 million a year ago.

          For the first nine months of 2003, our total other income was $63.8 million, up $33.2 million from a year ago. The increase from a year ago primarily reflected higher gains from sales of loans and mortgage-backed securities, higher loan and deposit related fees, a litigation award, and an increase in income from real estate and joint ventures held for investment. Those favorable items were partially offset by a loss realized from trading securities.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $14.4 million in the current quarter, up $2.6 million from a year ago. Our loan related fees increased $1.8 million or 29.4% from a year ago, due primarily to an increase in loan prepayment fees. Our deposit related fees were up $0.8 million or 13.9% from a year ago, due to higher fees from both our checking accounts and automated teller machines.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Loan related fees:
Prepayment fees	$4,756	$4,291	$3,413	$3,650	$3,523
Other fees	2,863	2,925	2,574	2,733	2,366
Deposit related fees:
Automated teller machine fees	2,472	2,180	2,086	2,066	2,051
Other fees	4,314	4,253	3,905	4,009	3,908

Total loan and deposit related fees	$14,405	$13,649	$11,978	$12,458	$11,848

          For the first nine months of 2003, loan and deposit related fees totaled $40.0 million, up $5.3 million from the same period of 2002. The increase was due to an increase in our deposit related fees of $3.3 million and loan related fees of $2.0 million.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Loan related fees:
Prepayment fees	$12,460	$12,349
Other fees	8,362	6,525
Deposit related fees:
Automated teller machine fees	6,738	5,262
Other fees	12,472	10,626

Total loan and deposit related fees	$40,032	$34,762

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $5.9 million in the current quarter, up $3.5 million from the year-ago quarter. The increase was primarily attributed to higher net gains associated with the sale of wholly owned real estate of $2.1 million and joint venture projects of $1.7 million, which is reported in the category equity in net income from joint ventures, partially offset by an increase of $0.4 million in our provision for losses on real estate and joint ventures.

Page 20	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Rental operations, net of expenses	$168	$224	$531	$489	$269
Equity in net income from joint ventures	3,308	604	16	2,096	1,634
Interest from joint venture advances	568	388	280	303	306
Net gains on sales of wholly owned real estate	2,160	1,000	157	1,093	99
(Provision for) reduction of losses on real estate
and joint ventures	(340)	(147)	(41)	(151)	99

Total income from real estate and joint ventures
held for investment, net	$5,864	$2,069	$943	$3,830	$2,407

          For the first nine months of 2003, income from our real estate and joint ventures held for investment totaled $8.9 million, up $2.5 million from the same period of 2002. The increase was primarily attributed to higher net gains on sales of wholly owned projects of $3.2 million and joint ventures of $0.3 million, partially offset by an increase of $1.1 million in our provision for losses on real estate and joint ventures.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Rental operations, net of expenses	$923	$1,613
Equity in net income from joint ventures	3,928	3,380
Interest from joint venture advances	1,236	721
Net gains on sales of wholly owned real estate	3,317	107
(Provision for) reduction of losses on real estate and joint ventures	(528)	599

Total income from real estate and joint ventures held for investment, net	$8,876	$6,420

Secondary Marketing Activities

          We service loans for others and those activities generated income of $1.5 million in the current quarter, compared to a loss of $19.0 million in the year-ago period. The $20.5 million favorable change between third quarters primarily reflected a $23.1 million positive change in valuation allowances for mortgage servicing rights, as $5.1 million was recaptured in the current quarter compared to a $18.0 million addition a year ago. The recapture of valuation allowances in the current quarter reflected rising mortgage interest rates resulting in a slower projected rate at which loans we service for others are expected to prepay, thereby lengthening their average expected life. In addition to the favorable change in valuation allowances, servicing activities benefited from a $1.0 million increase in net cash servicing fees. Those two favorable items were partially offset by increases of $2.7 million in payoff and curtailment interest costs and $0.9 million in amortization of mortgage servicing rights. When a loan we service for others prepays, most of our loan servicing agreements require us to pay interest to the investor up to the date we remit funds to them. That additional interest cost is what we call payoff and curtailment interest costs. However, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in a reduction of our borrowing costs within net interest income.

          At September 30, 2003, we serviced $9.1 billion of loans for others, compared to $8.3 billion at December 31, 2002, and $7.5 billion at September 30, 2002.

Page 21	Navigation Links

          The following table presents a breakdown of the components of our loan servicing loss for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Net cash servicing fees	$5,401	$5,117	$5,016	$4,680	$4,382
Payoff and curtailment interest cost (a)	(3,869)	(3,620)	(2,525)	(2,498)	(1,182)
Amortization of MSRs	(5,051)	(9,951)	(4,771)	(4,146)	(4,120)
(Provision for) reduction of impairment
of MSRs	5,069	(13,238)	(11,406)	(2,497)	(18,043)

Total loan servicing income (loss), net	$1,550	$(21,692)	$(13,686)	$(4,461)	$(18,963)

(a) Represents contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

          For the first nine months of 2003, a loss of $33.8 million was recorded in loan servicing, compared to a loss of $35.2 million from the same period of 2002. The improvement reflected a smaller addition to the valuation allowance for mortgage servicing rights and an increase in net cash servicing fees. Those favorable items were partially offset by increased amortization of mortgage servicing rights and higher payoff and curtailment interest costs.

          The following table presents a breakdown of the components of our loan servicing loss during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Net cash servicing fees	$15,534	$11,856
Payoff and curtailment interest cost (a)	(10,014)	(2,619)
Amortization of MSRs	(19,773)	(10,289)
Provision for impairment of MSRs	(19,575)	(34,116)

Total loan servicing loss, net	$(33,828)	$(35,168)

(a) Represents contractual obligation to pay interest at the borrower’s loan rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

          For further information regarding mortgage servicing rights, see Notes To Consolidated Financial Statements—Note (2)—Mortgage Servicing Rights on page 6.

          Sales of loans and mortgage-backed securities increased in the current quarter to $1.938 billion from $1.564 billion a year ago. Net gains associated with these sales totaled $23.5 million in the current quarter, up from a loss of $1.0 million a year ago. Net gains in the current quarter included the capitalization of mortgage servicing rights of $21.7 million, compared to $9.3 million a year ago. Excluding the impact of SFAS 133, a gain of 1.15% of secondary market sales was realized which compares favorably to 0.10% a year ago.

          The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Mortgage servicing rights	$21,660	$15,405	$14,954	$18,779	$9,304
All other components excluding SFAS 133 (a)	686	183	4,948	668	(7,612)
SFAS 133	1,121	(2,936)	(139)	4,287	(2,663)

Total net gains (losses) on sales of loans
and mortgage-backed securities	$23,467	$12,652	$19,763	$23,734	$(971)

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.15%	0.75%	1.23%	0.94%	0.10%

(a) Included a $0.2 million gain in the fourth quarter of 2002 associated with the treasury operation’s sale of $1.0 billion of mortgage-backed securities.
Page 22	Navigation Links

          For the first nine months of 2003, sales of loans and mortgage-backed securities totaled $5.640 billion, up from $4.039 billion a year ago. Net gains associated with these sales totaled $55.9 million, $33.8 million higher than the prior year amount.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Mortgage servicing rights	$52,019	$34,457
All other components excluding SFAS 133	5,817	(14,142)
SFAS 133	(1,954)	1,811

Total net gains on sales of loans and mortgage-backed securities	$55,882	$22,126

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	1.03%	0.51%

Trading Securities

          Trading securities were purchased as a partial economic hedge against the value of our mortgage servicing rights. These securities are carried at fair value, with any changes in fair value reflected in earnings. Our losses on trading securities totaled $11.0 million in the current quarter and $10.4 million for the first nine months of 2003. No trading securities were owned as of September 30, 2003.

Operating Expense

          Our operating expense totaled $52.4 million in the current quarter, up $5.9 million or 12.6% from a year ago. The increase was primarily due to higher salaries and related costs.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Salaries and related costs	$34,312	$33,028	$34,126	$32,695	$29,067
Premises and equipment costs	8,291	7,971	7,713	7,891	7,916
Advertising expense	835	1,016	793	726	1,066
SAIF insurance premiums and regulatory
assessments	787	825	831	765	765
Professional fees	798	418	628	547	91
Other general and administrative expense	7,718	8,111	7,893	7,470	7,474

Total general and administrative expense	52,741	51,369	51,984	50,094	46,379
Net operation of real estate acquired in
settlement of loans	(376)	(111)	297	(68)	110

Total operating expense	$52,365	$51,258	$52,281	$50,026	$46,489

          For the first nine months of 2003, our operating expenses totaled $155.9 million, up $19.3 million or 14.1% from the same period of 2002, also primarily reflecting higher salaries and related costs.

Page 23	Navigation Links

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Salaries and related costs	$101,466	$86,819
Premises and equipment costs	23,975	22,803
Advertising expense	2,644	3,692
SAIF insurance premiums and regulatory assessments	2,443	2,313
Professional fees	1,844	888
Other general and administrative expense	23,722	20,035

Total general and administrative expense	156,094	136,550
Net operation of real estate acquired in settlement of loans	(190)	79

Total operating expense	$155,904	$136,629

Provision for Income Taxes

          Income taxes for the current quarter totaled $21.3 million, resulting in an effective tax rate of 42.2%, compared to $10.7 million and 42.3% for the same quarter of a year ago. For the first nine months of 2003, our effective tax rate was 42.2% compared to 42.3% for the year-ago period. For further information regarding income taxes, see Notes to Consolidated Financial Statements—Note (4)—Income Taxes on page 10.

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

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Banking net income	$25,621	$17,145	$29,505	$37,563	$13,100
Real estate investment net income	3,630	1,370	712	2,409	1,468

Total net income	$29,251	$18,515	$30,217	$39,972	$14,568

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Banking net income	$72,271	$68,511
Real estate investment net income	5,712	3,810

Total net income	$77,983	$72,321

Banking

          Net income from our banking operations for the current quarter totaled $25.6 million, up $12.5 million from a year ago. The increase between third quarters reflected:

  a $24.4 million increase in gains from sales of loans and mortgage-backed securities;
  a $20.5 million improvement in loan servicing activities;
  a $2.3 million increase in loan and deposit related fees; and
  a $1.6 million favorable change in our provision for loan losses.
Page 24	Navigation Links

Those favorable items were partially offset by:

  a $11.0 million loss from trading securities;
  a $8.6 million decline in net interest income;
  a $5.8 million increase in operating expense; and
  a $1.7 million decline in our other income category.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Net interest income	$68,395	$74,325	$80,974	$83,338	$76,960
Provision for (reduction of) loan losses	(1,104)	(624)	(1,709)	127	471
Other income (loss)	27,023	5,746	20,538	31,693	(7,507)
Operating expense	52,126	50,985	52,106	49,857	46,328
Net intercompany income	43	40	44	64	100

Income before income taxes	44,439	29,750	51,159	65,111	22,754
Income taxes	18,818	12,605	21,654	27,548	9,654

Net income	$25,621	$17,145	$29,505	$37,563	$13,100

At period end
Assets:
Loans and mortgage-backed securities	$9,987,468	$10,773,026	$10,675,557	$10,976,942	$11,685,037
Other	1,161,884	1,165,355	756,455	995,470	828,836

Total assets	11,149,352	11,938,381	11,432,012	11,972,412	12,513,873

Equity	$894,210	$869,365	$851,650	$823,104	$790,807

          For the first nine months of 2003, our net income totaled $72.3 million, up $3.8 million from the same period a year ago. The increase reflected higher gains from sales of loans and mortgage-backed securities, higher loan and deposit related fees, a favorable change in provision for loan losses, and a litigation award. Those favorable items were partially offset by higher operating expense, losses from trading securities, and a decline in net interest income.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Net interest income	$223,694	$232,015
Provision for (reduction of) loan losses	(3,437)	812
Other income	53,307	23,358
Operating expense	155,217	136,002
Net intercompany income	127	279

Income before income taxes	125,348	118,838
Income taxes	53,077	50,327

Net income	$72,271	$68,511

Page 25	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $3.6 million in the current quarter, compared to net income of $1.5 million a year ago. The increase was primarily attributed to an increase in net gains from sales of $3.8 million.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Net interest income (loss)	$(50)	$(20)	$15	$15	$12
Other income	6,476	2,651	1,411	4,300	2,741
Operating expense	239	273	175	169	161
Net intercompany expense	43	40	44	64	100

Income before income taxes	6,144	2,318	1,207	4,082	2,492
Income taxes	2,514	948	495	1,673	1,024

Net income	$3,630	$1,370	$712	$2,409	$1,468

At period end
Assets:
Investments in real estate and joint ventures	$32,435	$36,297	$34,307	$33,890	$40,371
Other	4,617	8,279	5,641	14,174	4,090

Total assets	37,052	44,576	39,948	48,064	44,461

Equity	$27,037	$35,407	$34,037	$42,325	$39,916

          For the first nine months of 2003, our net income from real estate investment operations totaled $5.7 million, up $1.9 million from the same period of 2002. The increase was primarily attributed to an increase in net gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Net interest income (loss)	$(55)	$30
Other income	10,538	7,331
Operating expense	687	627
Net intercompany expense	127	279

Income before income taxes	9,669	6,455
Income taxes	3,957	2,645

Net income	$5,712	$3,810

          Our investments in real estate and joint ventures amounted to $32 million at September 30, 2003, down from $34 million at December 31, 2002, and $40 million at September 30, 2002.

          For information on valuation allowances associated with real estate and joint venture loans, see Financial Condition—Problem Loans and Real Estate—Allowances for Losses on Loans and Real Estate on page 40.

Page 26	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $786 million during the current quarter to a total of $10.0 billion or 89.5% of assets at September 30, 2003. Even though mortgage interest rates rose during the current quarter, refinance activity continued to remain high, as loan applications submitted when interest rates were lower in the second quarter funded in the current quarter. As a result, loan repayments continued to exceed portfolio originations and loans held for investment declined $399 million. In addition, loans held for sale declined $386 million as the volume of new fixed rate applications fell due to the rise in mortgage interest rates during the current quarter. Our annualized prepayment speed in the current quarter increased to 59%, compared to 36% a year ago and 53% during the previous quarter.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$157,322	$250,792	$287,913	$345,876	$582,271
MTA	486,146	207,342	223,987	340,410	239,142
LIBOR	88,658	74,098	35,021	3,903	-
Adjustable – fixed for 3-5 years	275,755	748,613	222,540	630,302	207,222
Fixed	1,976	6,499	13,287	28,596	3,473

Total residential one-to-four units	1,009,857	1,287,344	782,748	1,349,087	1,032,108
Other	102,618	78,407	51,155	61,109	42,576

Total for investment portfolio	1,112,475	1,365,751	833,903	1,410,196	1,074,684
Sale portfolio(a)	1,566,423	2,161,154	1,607,147	2,041,109	1,799,673

Total for investment and sale portfolios	$2,678,898	$3,526,905	$2,441,050	$3,451,305	$2,874,357

(a) Primarily fixed rate residential one-to-four unit loans.
	Nine Months Ended September 30,

(In Thousands)	2003	2002

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$696,027	$1,918,189
MTA	917,475	550,404
LIBOR	197,777	-
Adjustable – fixed for 3-5 years	1,246,908	658,087
Fixed	21,762	11,779

Total residential one-to-four units	3,079,949	3,138,459
Other	232,180	208,298

Total for investment portfolio	3,312,129	3,346,757
Sale portfolio(a)	5,334,724	4,131,463

Total for investment and sale portfolios	$8,646,853	$7,478,220

(a) Primarily fixed rate residential one-to-four unit loans.

          Originations of residential one-to-four unit loans, including loans purchased, totaled $2.576 billion in the current quarter, down 9.0% from the $2.832 billion we originated in the third quarter of 2002 and 25.3% below the record $3.448 billion we originated in the second quarter of 2003. Single family loans originated for sale declined $595 million from second quarter 2003 to $1.566 billion, while single family loans originated for portfolio declined $277 million to $1.010 billion, as our purchases of loans were $570 million lower. Of the current quarter originations for portfolio, $56 million represented subprime credits as part of our continuing strategy to enhance the portfolio’s net yield. During the current quarter, 85% of our residential one-to-four unit originations represented refinancing transactions. This is down from the second quarter 2003 level of 87% but up from the year-ago third quarter level of 78%. In addition to single family loans, we originated $103 million of other loans in the current quarter.

Page 27	Navigation Links

          During the current quarter, 27% of residential one-to-four unit loans originated for portfolio, including loans purchased, represented adjustable rate loans where the initial rate is fixed for the first three or five years. At the conclusion of the initial fixed rate periods, those loans then adjust to the change in either the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity ("CMT"), or the London Inter-Bank Offered Rate ("LIBOR"). Monthly adjustable rate mortgages that provide for negative amortization represented 64% of residential one-to-four unit loans originated for portfolio, with 76% of those tied to MTA and 24% tied to COFI. Borrowers are currently more interested in MTA adjustable rate loans, as the fully indexed rate on those loans are lower than those tied to COFI. The remaining 9% of originations primarily represented adjustable rate mortgage s that adjust less frequently than monthly or fixed rate loans.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	September 30, 2003		June 30, 2003		March 31, 2003		December 31, 2002		September 30, 2002

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$5,163,897	71%	$5,883,639	78%	$6,458,588	81%	$6,831,649	85%	$7,170,955	88%
MTA	1,761,516	24	1,391,864	18	1,258,982	16	1,090,646	13	800,787	10
LIBOR	249,320	3	143,388	2	54,931	1	25,296	-	24,056	-
Other, primarily CMT	171,039	2	180,575	2	195,309	2	136,230	2	165,489	2

Total adjustable loans (a)	$7,345,772	100%	$7,599,466	100%	$7,967,810	100%	$8,083,821	100%	$8,161,287	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          Our adjustable rate mortgages:

  generally either begin with an incentive interest rate, which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months, or are fixed for a period of three to five years then adjust semi-annually or annually thereafter;
  generally provide that the maximum interest rate cannot exceed the incentive rate by more than six to nine percentage points, depending on the type of loan and the initial rate offered; and
  limit interest rate adjustments, for loans that adjust both the interest rate and payment amount simultaneously, to 1% per adjustment period for those that adjust semi-annually and 2% per adjustment period for those that adjust annually.

          Most of our adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages:

  have a lifetime interest rate cap, but no specified periodic interest rate adjustment cap;
  have a periodic cap on changes in required monthly payments; and
  allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payment.

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which creates an increased risk that the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding principal and interest. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount. At September 30, 2003, loans with the higher 125% limit on negative amortization represented 33% of our adjustable rate one-to-four unit residential portfolio.

          At September 30, 2003, $6.5 billion or 71% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $62 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization is $17 million or 21% below the June 30, 2003 level.

Page 28	Navigation Links

          We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold through our secondary marketing activities $1.938 billion of loans and mortgage-backed securities in the current quarter, compared to $2.078 billion in the second quarter of 2003 and $1.564 billion a year ago. All but minor amounts were secured by residential one-to-four unit property, and at September 30, 2003, loans held for sale totaled $335 million.

          At September 30, 2003, our unfunded loan application pipeline totaled $1.8 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, not including expected fallout, of $907 million, of which $513 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at September 30, 2003, we had commitments on undrawn lines and letters of credit of $127 million and loans in process of $51 million. We believe our current sources of funds will enable us to meet these obligations.

Page 29	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$675,135	$468,337	$479,506	$589,314	$675,280
Adjustable – subprime	55,778	63,903	62,268	86,613	123,263
Adjustable – fixed for 3-5 years	275,755	178,325	132,143	186,256	181,439
Adjustable – fixed for 3-5 years – subprime	-	-	11,683	22,810	24,851

Total adjustable residential one-to-four units	1,006,668	710,565	685,600	884,993	1,004,833
Fixed	1,976	5,721	11,865	28,596	3,373
Fixed – subprime	-	73	1,395	-	-
Residential five or more units (all adjustable)	12,789	17,956	4,400	2,806	-

Total residential	1,021,433	734,315	703,260	916,395	1,008,206
Commercial real estate	575	3,272	-	600	557
Construction	12,025	21,511	10,345	28,048	17,418
Land	19,589	-	-	-	-
Non-mortgage:
Commercial	1,200	-	125	3,710	8,000
Automobile	21	18	79	86	64
Other consumer	30,107	31,117	28,418	25,859	16,537

Total loans originated	1,084,950	790,233	742,227	974,698	1,050,782
Real estate loans purchased:
One-to-four units	594	570,985	82,746	432,289	21,485
One-to-four units – subprime	619	-	1,142	3,209	2,417
Other (a)	26,312	4,533	7,788	-	-

Total real estate loans purchased	27,525	575,518	91,676	435,498	23,902

Total loans originated and purchased	1,112,475	1,365,751	833,903	1,410,196	1,074,684
Loan repayments	(1,526,563)	(1,352,321)	(1,127,612)	(1,090,307)	(927,653)
Other net changes (b)	15,168	(4,075)	11,078	2,328	6,943

Net increase (decrease) in loans held for investment	(398,920)	9,355	(282,631)	322,217	153,974

Sale Portfolio
Residential one-to-four units:
Originated whole loans	1,566,423	2,161,154	1,606,085	2,038,678	1,792,091
Loans purchased	-	-	1,062	2,431	7,582
Loans transferred from (to) the investment portfolio	(7,759)	3,549	(541)	(453)	(460)
Originated whole loans sold	(335,589)	(250,027)	(246,697)	(349,605)	(280,786)
Loans exchanged for mortgage-backed securities	(1,602,297)	(1,828,344)	(1,377,469)	(1,702,481)	(1,232,826)
Other net changes	(1,079)	(1,116)	(1,143)	(898)	(3,105)
Capitalized basis adjustment (c)	(6,191)	3,037	327	(1,207)	1,626

Net increase (decrease) in loans held for sale	(386,492)	88,253	(18,376)	(13,535)	284,122

Mortgage-backed securities, net:
Received in exchange for loans	1,602,297	1,828,344	1,377,469	1,702,481	1,232,826
Sold	(1,602,297)	(1,828,344)	(1,377,469)	(2,715,467)	(1,283,100)
Purchased	-	-	-	-	1,014,098
Repayments	(140)	(129)	(366)	(2,195)	(4,258)
Other net changes	(6)	(10)	(12)	(1,596)	1,342

Net increase (decrease) in mortgage-backed
securities available for sale	(146)	(139)	(378)	(1,016,777)	960,908

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(386,638)	88,114	(18,754)	(1,030,312)	1,245,030

Total net increase (decrease) in loans and
mortgage-backed securities	$(785,558)	$97,469	$(301,385)	$(708,095)	$1,399,004

(a) Included five or more unit residential loans.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 30	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$6,328,674	$6,444,574	$6,711,548	$6,739,243	$6,746,906
Adjustable – subprime	987,509	1,119,780	1,212,905	1,297,280	1,345,644
Adjustable – fixed for 3-5 years	1,809,803	1,942,446	1,543,478	1,697,953	1,313,391
Adjustable – fixed for 3-5 years – subprime	57,910	70,780	80,247	81,421	64,808
Fixed	123,413	157,256	187,888	210,001	225,701
Fixed – subprime	4,790	5,602	7,266	7,412	9,629

Total residential one-to-four units	9,312,099	9,740,438	9,743,332	10,033,310	9,706,079
Residential five or more units:
Adjustable	79,778	41,004	19,048	6,964	4,693
Fixed	2,213	2,251	2,292	3,676	3,737
Commercial real estate:
Adjustable	37,860	37,524	34,530	40,373	39,553
Fixed	14,580	15,507	23,613	31,042	38,112
Construction	90,233	105,858	100,767	103,547	110,125
Land	18,931	20,090	39,962	53,538	53,885
Non-mortgage:
Commercial	5,235	6,493	14,922	15,021	17,792
Automobile	5,085	6,959	9,165	11,641	14,475
Other consumer	70,593	68,012	61,744	56,782	54,779

Total loans held for investment	9,636,607	10,044,136	10,049,375	10,355,894	10,043,230
Increase (decrease) for:
Undisbursed loan funds	(52,841)	(67,921)	(72,765)	(95,002)	(99,309)
Net deferred costs and premiums	97,445	105,393	96,499	96,744	91,379
Allowance for losses	(30,770)	(32,247)	(33,103)	(34,999)	(34,880)

Total loans held for investment, net	9,650,441	10,049,361	10,040,006	10,322,637	10,000,420

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	335,594	716,477	631,261	649,964	662,292
Other consumer	582	-	-	-	-
Capitalized basis adjustment (a)	(739)	5,452	2,415	2,088	3,295

Total loans held for sale	335,437	721,929	633,676	652,052	665,587
Mortgage-backed securities available for sale:
Adjustable	1,590	1,736	1,875	2,253	3,385
Fixed	-	-	-	-	1,015,645

Total mortgage-backed securities available for sale	1,590	1,736	1,875	2,253	1,019,030

Total loans held for sale and mortgage-backed
securities available for sale	337,027	723,665	635,551	654,305	1,684,617

Total loans and mortgage-backed securities	$9,987,468	$10,773,026	$10,675,557	$10,976,942	$11,685,037

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At September 30, 2003, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At September 30, 2003, our residential one-to-four units subprime portfolio consisted of approximately 90% "A-" credit, 9% "B" credit and 1% "C" credit loans. The average loan-to-value ratio at origination for these loans was approximately 74%.

          We carry mortgage-backed securities available for sale at fair value which, at September 30, 2003, reflected an unrealized gain of $16,000. The current quarter-end unrealized gain, less the associated tax effect, is reflected as a separate component of other comprehensive income until realized.

Page 31	Navigation Links

Trading and Investment Securities

          The following table sets forth the composition of our trading and investment securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Federal funds	$4,001	$89,210	$1,201	$2,555	$16,702
U.S. Treasury securities held for trading	-	201,781	-	-	-
U.S. Treasury and agency securities available for sale	635,759	276,904	214,449	457,797	264,743
Corporate bonds and other investment
securities available for sale	66	67	67	67	2,567
Municipal securities held to maturity	-	6,148	6,148	6,149	6,320
Securities purchased under resale agreements	-	60,000	-	-	-

Total trading and investment securities	$639,826	$634,110	$221,865	$466,568	$290,332

          The following table sets forth the maturities of our investment securities and their weighted average yields at September 30, 2003.

			After 1 Year
	1 Year or Less		Through 5 Years		After 5 Years		Total

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal funds	$4,001	1.00%	$-	-%	$-	-%	$4,001	1.00%
U.S. Treasury, agency, and other
securities available for sale (a)	-	-	147,755	2.17	488,070	2.78	635,825	2.64

Total investment securities	$4,001	1.00%	$147,755	2.17%	$488,070	2.78%	$639,826	2.63%

(a) Includes within the category of maturities after five years, $450 million with yields that adjust every three months based on movements of the 3-month LIBOR.
Page 32	Navigation Links

Deposits

          At September 30, 2003, our deposits totaled $8.6 billion, down $449 million or 5.0% from the year-ago level, and down $287 million or 3.2% from the previous quarter. Compared to the year-ago period, our certificates of deposit declined $1.3 billion or 26.3%, which was partially offset by an increase in our lower-rate transaction accounts—i.e., checking, money market and regular passbook—of $814 million or 19.2%. As depositors seemed more interested in liquidity given the relatively low level of interest rates, they continued to move monies from certificates of deposit to transaction accounts, primarily regular passbook accounts. At September 30, 2003, the average deposit size of our 72 traditional branches was $100 million, while the average deposit size of our 99 in-store branches was $14 million, or $16 million excluding the 14 new in-store branches opened within the past 12 months.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	September 30, 2003		June 30, 2003		March 31, 2003		December 31, 2002		September 30, 2002

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$411,839	-%	$403,264	-%	$446,668	-%	$388,376	-%	$312,338
Interest-bearing
checking (a)	0.21	453,547	0.21	439,408	0.21	434,148	0.25	422,417	0.25	410,095
Money market	1.05	136,981	1.05	127,194	1.19	127,257	1.37	120,105	1.64	113,746
Regular passbook	1.18	4,062,067	1.28	4,015,045	1.45	3,872,525	1.70	3,639,798	2.04	3,413,891

Total transaction
accounts	0.99	5,064,434	1.08	4,984,911	1.20	4,880,598	1.41	4,570,696	1.71	4,250,070
Certificates of deposit:
Less than 2.00%	1.24	1,533,630	1.35	1,479,928	1.45	1,292,664	1.57	919,864	1.75	452,965
2.00-2.49	2.22	374,684	2.23	416,718	2.24	241,833	2.28	401,657	2.32	766,889
2.50-2.99	2.75	233,258	2.76	277,926	2.80	436,352	2.79	528,557	2.78	722,442
3.00-3.49	3.32	560,853	3.32	602,691	3.32	706,952	3.38	1,188,078	3.36	1,213,176
3.50-3.99	3.80	133,807	3.85	254,400	3.89	545,453	3.89	700,250	3.88	664,344
4.00-4.49	4.27	241,388	4.25	361,212	4.25	368,490	4.25	374,424	4.25	376,386
4.50-4.99	4.83	423,728	4.80	469,279	4.80	471,542	4.80	473,399	4.80	492,254
5.00 and greater	5.60	42,286	5.58	48,387	5.57	53,674	5.63	81,425	5.78	118,406

Total certificates
of deposit	2.56	3,543,634	2.74	3,910,541	2.97	4,116,960	3.19	4,667,654	3.30	4,806,862

Total deposits	1.64%	$8,608,068	1.81%	$8,895,452	2.01%	$8,997,558	2.31%	$9,238,350	2.55%	$9,056,932

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings declined $413 million to $1.3 billion, due primarily to a decrease in FHLB advances. This followed an increase of $375 million during the second quarter of 2003.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2003	2003	2003	2002	2002

Federal Home Loan Bank advances	$1,259,150	$1,672,850	$1,300,850	$1,624,084	$1,687,431
Securities sold under agreements to repurchase	-	-	-	-	182,358
Other borrowings	4,178	3,121	-	-	-

Total borrowings	$1,263,328	$1,675,971	$1,300,850	$1,624,084	$1,869,789

Weighted average rate on borrowings during
the quarter	4.29%	4.22%	3.91%	4.10%	4.35%
Total borrowings as a percentage of total assets	11.32	14.03	11.37	13.56	14.94

Page 33	Navigation Links

Capital Securities

          On July 23, 1999, we issued $120 million in capital securities through Downey Financial Capital Trust I. The capital securities pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. Interest expense on our capital securities, including the amortization of deferred issuance costs, was $3.0 million for the third quarter of both 2003 and 2002. These securities may be called at our option at $25 per share beginning in July of 2004.

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate in real estate joint ventures through our wholly-owned subsidiary, DSL Service Company. Our real estate joint ventures do not require consolidation as a result of applying the provisions of the recently issued Financial Accounting Standards Board Interpretation 46. The financial impact of this interpretation is expected to be immaterial. For further information, see Note 8 of Notes to the Consolidated Financial Statements on page 13.

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instrument are recorded on-balance sheet. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 35, Capital Resources and Liquidity—Contractual Obligations and Other Commitments on page 44 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 35, Capital Resources and Liquidity—Contractual Obligations and Other Commitments on page 44 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

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

Page 34	Navigation Links

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. This interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis—generally more rapidly—than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI, MTA, LIBOR and CMT.

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

          Changes in mortgage interest rates also impact the value of our mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of mortgage servicing rights. Declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights. Generally, we have not hedged our mortgage servicing rights. However, in light of the Federal Reserve’s change in bias towards weakness and the potential for further declines in market interest rates, we purchased during the second quarter of 2003 10-year U.S. Treasury securities as a partial economic hedge against the value of our mortgage servicing rights. These securities were classified in a trading account and were carried at fair value, with any changes in fair value reflected in earnings. This partial economic hedge was closed in July of 2003 as interest rates began to rise.

          There has been no significant change in our market risk since December 31, 2002.

Page 35	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of September 30, 2003, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits, borrowings and capital securities in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	September 30, 2003

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and FHLB stock(a)	$732,196	$23,209	$6,168	$66	$-	$761,639
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	7,621,021	497,010	1,335,781	-	-	9,453,812
Fixed	250,869	24,206	64,266	6,728	1,178	347,247
Commercial real estate	31,740	2,785	11,586	3,957	427	50,495
Construction	42,817	-	-	-	-	42,817
Land	12,990	7	51	610	-	13,658
Non-mortgage loans:
Commercial	2,731	-	-	-	-	2,731
Consumer	72,478	2,036	604	-	-	75,118
Mortgage-backed securities	1,590	-	-	-	-	1,590

Total loans and mortgage-backed securities	8,036,236	526,044	1,412,288	11,295	1,605	9,987,468

Total interest-earning assets	$8,768,432	$549,253	$1,418,456	$11,361	$1,605	$10,749,107

Transaction accounts:
Non-interest-bearing checking	$411,839	$-	$-	$-	$-	$411,839
Interest-bearing checking(c)	453,547	-	-	-	-	453,547
Money market (d)	136,981	-	-	-	-	136,981
Regular passbook (d)	4,062,067	-	-	-	-	4,062,067

Total transaction accounts	5,064,434	-	-	-	-	5,064,434
Certificates of deposit(a)	1,623,170	490,814	1,429,650	-	-	3,543,634

Total deposits	6,687,604	490,814	1,429,650	-	-	8,608,068
Borrowings	53,178	60,000	691,150	459,000	-	1,263,328
Capital securities	-	-	-	-	120,000	120,000

Total deposits, borrowings and
capital securities	$6,740,782	$550,814	$2,120,800	$459,000	$120,000	$9,991,396

Excess (shortfall) of interest-earning assets over
deposits, borrowings and capital securities	$2,027,650	$(1,561)	$(702,344)	$(447,639)	$(118,395)	$757,711
Cumulative gap	2,027,650	2,026,089	1,323,745	876,106	757,711
Cumulative gap–as a percentage of total assets:
September 30, 2003	18.17%	18.16%	11.86%	7.85%	6.79%
December 31, 2002	16.80	12.54	9.33	5.80	4.83
September 30, 2002	25.35	19.18	12.72	9.27	8.35

(a) Based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
Page 36	Navigation Links

          Our six-month gap at September 30, 2003 was a positive 18.17%. This means that more interest-earning assets mature or reprice within six months than total deposits, borrowings and capital securities. This compares to a positive six-month gap of 16.80% at December 31, 2002 and 25.35% a year ago.

          We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages for our investment portfolio. For the twelve months ended September 30, 2003, we originated and purchased for investment $4.7 billion of adjustable rate loans which represented approximately 99% of all loans we originated and purchased for investment during the period.

          At September 30, 2003, December 31, 2002 and September 30, 2002, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. At September 30, 2003, $9.5 billion or 99% of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $10.1 billion or 98% at December 31, 2002, and $9.8 billion or 97% a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2003	2003	2003	2002	2002

Weighted average yield: (a)
Loans and mortgage-backed securities	4.98%	5.24%	5.53%	5.83%	6.00%
Federal Home Loan Bank stock	4.34	4.80	5.31	5.24	2.87
Trading and investment securities	2.63	2.32	2.34	3.07	3.12

Interest-earning assets yield	4.84	5.08	5.46	5.72	5.90

Weighted average cost:
Deposits	1.64	1.81	2.01	2.31	2.55
Borrowings:
Federal Home Loan Bank advances	4.42	3.68	4.50	3.88	3.95
Other borrowings	6.63	6.63	-	-	2.02

Total borrowings	4.43	3.68	4.50	3.88	3.76
Capital securities	10.00	10.00	10.00	10.00	10.00

Combined funds cost	2.09	2.20	2.42	2.63	2.84

Interest rate spread	2.75%	2.88%	3.04%	3.09%	3.06%

(a) Excludes adjustments for non-accrual loans, and amortization of net deferred costs to originate loans, premiums and discounts.

          The period-end weighted average yield on our loan portfolio declined to 4.98% at September 30, 2003, down from 5.83% at December 31, 2002 and 6.00% at September 30, 2002. At September 30, 2003, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.4 billion with a weighted average rate of 4.89%, compared to $9.9 billion with a weighted average rate of 5.75% at December 31, 2002, and $9.6 billion with a weighted average rate of 5.94% at September 30, 2002.

Page 37	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets declined $4 million during the current quarter to $63 million or 0.56% of total assets. The decline was primarily in our subprime residential loan category.

          The following table summarizes our non-performing assets at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2003	2003	2003	2002	2002

Non-accrual loans:
Residential one-to-four units	$32,430	$29,758	$34,426	$34,504	$36,068
Residential one-to-four units – subprime	22,101	26,568	30,086	32,263	36,304
Other	576	646	683	681	823

Total non-accrual loans	55,107	56,972	65,195	67,448	73,195
Troubled debt restructure – below market rate (a)	-	-	-	-	203
Real estate acquired in settlement of loans	7,436	9,464	10,205	12,360	15,441
Repossessed automobiles	15	3	-	6	15

Total non-performing assets	$62,558	$66,439	$75,400	$79,814	$88,854

Allowance for loan losses:
Amount	$30,770	$32,247	$33,103	$34,999	$34,880
As a percentage of non-performing loans	55.84%	56.60%	50.78%	51.89%	47.52%
Non-performing assets as a percentage of total assets	0.56	0.56	0.66	0.67	0.71

(a) Represented one residential one-to-four unit loan.

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.71% at September 30, 2003, similar to 0.69% at June 30, 2003, but down from 0.90% a year ago. The decline from a year ago primarily occurred in our residential one-to-four units category.

Page 38	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	September 30, 2003				June 30, 2003

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$14,942	$5,246	$26,259	$46,447	$17,488	$5,482	$23,500	$46,470
One-to-four units – subprime	5,582	4,813	12,961	23,356	4,785	4,350	18,302	27,437
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	20,524	10,059	39,220	69,803	22,273	9,832	41,802	73,907
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	24	20	36	80	94	18	44	156
Other consumer	42	29	112	183	77	16	174	267

Total delinquent loans	$20,590	$10,108	$39,796	$70,494	$22,444	$9,866	$42,448	$74,758

Delinquencies as a percentage of total loans	0.21%	0.10%	0.40%	0.71%	0.21%	0.09%	0.39%	0.69%

	March 31, 2003				December 31, 2002

Loans secured by real estate:
Residential:
One-to-four units	$18,566	$7,771	$26,054	$52,391	$19,881	$8,066	$27,333	$55,280
One-to-four units – subprime	7,835	6,943	17,496	32,274	8,971	5,944	23,831	38,746
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	26,401	14,714	43,550	84,665	28,852	14,010	51,164	94,026
Non-mortgage:
Commercial	-	-	428	428	-	-	466	466
Automobile	158	23	15	196	98	13	4	115
Other consumer	141	70	240	451	48	47	211	306

Total delinquent loans	$26,700	$14,807	$44,233	$85,740	$28,998	$14,070	$51,845	$94,913

Delinquencies as a percentage of total loans	0.25%	0.14%	0.41%	0.80%	0.26%	0.13%	0.47%	0.86%

	September 30, 2002

Loans secured by real estate:
Residential:
One-to-four units	$17,835	$10,454	$25,487	$53,776
One-to-four units – subprime	11,606	6,565	22,275	40,446
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	29,441	17,019	47,762	94,222
Non-mortgage:
Commercial	-	1,235	548	1,783
Automobile	126	9	26	161
Other consumer	147	36	249	432

Total delinquent loans	$29,714	$18,299	$48,585	$96,598

Delinquencies as a percentage of total loans	0.28%	0.17%	0.45%	0.90%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 39	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses.

          We use an internal asset review system and loss allowance methodology to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and take into consideration losses that are imbedded within the portfolio but have not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

          Allowances for losses on all assets were $32 million at September 30, 2003, compared to $36 million at December 31, 2002, and $37 million a year ago.

          In the current quarter, we reversed $1.1 million of provision for loan losses and net loan charge-offs totaled $0.4 million, resulting in a decrease in the allowance for loan losses to $31 million at September 30, 2003. The current quarter decline in the allowance reflected decreases of $1.2 million in the general valuation allowances due to a decline in the loan portfolio and $0.3 million in allocated allowances to $4.4 million due to an improvement in credit quality. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Balance at beginning of period	$32,247	$33,103	$34,999	$34,880	$35,834
Provision (reduction)	(1,104)	(624)	(1,709)	127	471
Charge-offs	(378)	(236)	(191)	(118)	(1,450)
Recoveries	5	4	4	110	25

Balance at end of period	$30,770	$32,247	$33,103	$34,999	$34,880

          Since year-end 2002, our allowance for loan losses declined by $4.2 million, from decreases in the general valuation allowances of $3.1 million and allocated allowances of $1.1 million.

          The following table summarizes the activity in our allowance for loan losses during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Balance at beginning of period	$34,999	$36,120
Provision (reduction)	(3,437)	812
Charge-offs	(805)	(2,113)
Recoveries	13	61

Balance at end of period	$30,770	$34,880

Page 40	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(Dollars in Thousands)	2003	2003	2003	2002	2002	2003	2002

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$203	$130	$17	$-	$113	$350	$435
One-to-four units – subprime	85	39	82	17	69	206	149
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	1,188	-	1,188
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	20	-	-	20	-
Automobile	35	8	10	16	3	53	88
Other consumer	55	59	62	85	77	176	253

Total gross loan charge-offs	378	236	191	118	1,450	805	2,113

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	102	-	-	9
One-to-four units – subprime	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	1	1	1	5	21	3	42
Other consumer	4	3	3	3	4	10	10

Total gross loan recoveries	5	4	4	110	25	13	61

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	203	130	17	(102)	113	350	426
One-to-four units – subprime	85	39	82	17	69	206	149
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	1,188	-	1,188
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	20	-	-	20	-
Automobile	34	7	9	11	(18)	50	46
Other consumer	51	56	59	82	73	166	243

Total net loan charge-offs	$373	$232	$187	$8	$1,425	$792	$2,052

Net loan charge-offs as a
percentage of average loans	0.01%	0.01%	0.01%	-%	0.05%	0.01%	0.03%

Page 41	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	September 30, 2003			June 30, 2003			March 31, 2003

		Gross	Allowance		Gross	Allowance		Gross	Allowance
		Loan	Percentage		Loan	Percentage		Loan	Percentage
		Portfolio	to Loan		Portfolio	to Loan		Portfolio	to Loan
(Dollars in Thousands)	Allowance	Balance	Balance	Allowance	Balance	Balance	Allowance	Balance	Balance

Loans secured by real estate:
Residential:
One-to-four units	$17,174	$8,261,890	0.21%	$17,447	$8,544,276	0.20%	$17,553	$8,442,914	0.21%
One-to-four units – subprime	6,123	1,050,209	0.58	7,315	1,196,162	0.61	7,965	1,300,418	0.61
Five or more units	615	81,991	0.75	324	43,255	0.75	160	21,340	0.75
Commercial real estate	1,160	52,440	2.21	1,171	53,031	2.21	1,226	58,143	2.11
Construction	1,082	90,233	1.20	1,256	105,858	1.19	1,197	100,767	1.19
Land	235	18,931	1.24	250	20,090	1.24	498	39,962	1.25
Non-mortgage:
Commercial	461	5,235	8.81	504	6,493	7.76	564	14,922	3.78
Automobile	42	5,085	0.83	94	6,959	1.35	82	9,165	0.89
Other consumer	1,078	70,593	1.53	1,086	68,012	1.60	1,058	61,744	1.71
Not specifically allocated	2,800	-	-	2,800	-	-	2,800	-	-

Total loans held for investment	$30,770	$9,636,607	0.32%	$32,247	$10,044,136	0.32%	$33,103	$10,049,375	0.33%

	December 31, 2002			September 30, 2002

Loans secured by real estate:
Residential:
One-to-four units	$18,562	$8,647,197	0.21%	$17,951	$8,285,998	0.22%
One-to-four units – subprime	8,642	1,386,113	0.62	8,873	1,420,081	0.62
Five or more units	80	10,640	0.75	63	8,430	0.75
Commercial real estate	1,364	71,415	1.91	1,448	77,665	1.86
Construction	1,223	103,547	1.18	1,292	110,125	1.17
Land	636	53,538	1.19	665	53,885	1.23
Non-mortgage:
Commercial	586	15,021	3.90	634	17,792	3.56
Automobile	100	11,641	0.86	127	14,475	0.88
Other consumer	1,006	56,782	1.77	1,027	54,779	1.87
Not specifically allocated	2,800	-	-	2,800	-	-

Total loans held for investment	$34,999	$10,355,894	0.34%	$34,880	$10,043,230	0.35%

          At September 30, 2003, the recorded investment in loans for which we recognized impairment totaled $13 million, unchanged from December 31, 2002 and September 30, 2002. The allowance for losses related to these loans was $1 million at September 30, 2003, December 31, 2002 and September 30, 2002. During the current quarter, total interest recognized on the impaired loan portfolio was $0.3 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Balance at beginning of period	$716	$720	$725	$747	$2,203
Reduction	(5)	(4)	(5)	(22)	(268)
Charge-offs	-	-	-	-	(1,188)
Recoveries	-	-	-	-	-

Balance at end of period	$711	$716	$720	$725	$747

          For the first nine months of 2003, total interest recognized on the impaired loan portfolio was $0.8 million.

Page 42	Navigation Links

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Balance at beginning of period	$725	$759
Provision (reduction)	(14)	1,176
Charge-offs	-	(1,188)
Recoveries	-	-

Balance at end of period	$711	$747

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2003	2003	2003	2002	2002

Balance at beginning of period	$1,096	$949	$908	$1,752	$1,851
Provision (reduction)	340	147	41	151	(99)
Charge-offs	-	-	-	(995)	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,436	$1,096	$949	$908	$1,752

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2003	2002

Balance at beginning of period	$908	$2,690
Provision (reduction)	528	(599)
Charge-offs	-	(339)
Recoveries	-	-

Balance at end of period	$1,436	$1,752

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

          Our primary sources of funds generated in the third quarter of 2003 were from:

  principal repayments of $1.4 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  a net decrease of $386 million in our loans held for sale; and
  sales and maturities of $116 million in U.S. Treasury securities, agency obligations and other investment securities available for sale.

          We used these funds for the following purposes:

  to originate and purchase $994 million of loans held for investment, excluding refinances of our existing loans;
  to decrease $413 million in FHLB advances and other borrowings;
  to purchase $372 million of U.S. Treasury securities, agency obligations and other investment securities available for sale; and
  to fund a $287 million decline in deposits.
Page 43	Navigation Links

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is from the FHLB. At September 30, 2003, our FHLB borrowings totaled $1.3 billion, representing 11% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.2 billion. To the extent deposit growth over the remainder of 2003 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or possibly other sources. As of September 30, 2003, we had commitments to borrowers for short-term rate locks, not including expected fallout, of $907 million, undisbursed loan funds and unused lines and letters of credit of $178 million, commitments to purchase investment securities of $100 million, operating leases of $19 million, other contingent liabilities of $3 million and commitments to invest in affordable housing funds of $3 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At September 30, 2003, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $69 million.

          On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of our common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well as market conditions in general. To-date, a total of 306,300 shares have been repurchased at an average price of $39.73. There have been no shares repurchased since the fourth quarter of 2002 and, at September 30, 2003, $38 million of the original authorization remains available for future purchases.

          Stockholders’ equity totaled $894 million at September 30, 2003, up from $823 million at December 31, 2002 and $791 million a year ago.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 35 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

Page 44	Navigation Links

          At September 30, 2003, scheduled maturities of certificates of deposit and FHLB advances, secondary marketing activities, loans held for investment, future operating minimum lease commitments and other contractual obligations were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$2,113,984	$878,606	$551,044	$-	$3,543,634
FHLB advances and other borrowings	113,178	570,150	121,000	459,000	1,263,328
Capital securities (a)	-	-	-	120,000	120,000
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	381,948	-	-	-	381,948
Associated forward sale contracts	391,234	-	-	-	391,234
Associated forward purchase contracts	35,000	-	-	-	35,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	335,437	-	-	-	335,437
Associated forward sale contracts	334,031	-	-	-	334,031
Commitments to originate loans held for investment:
Adjustable	414,823	-	-	-	414,823
Fixed	380	-	-	-	380
Undisbursed loan funds and unused lines of credit	37,381	14,368	-	126,453	178,202
Operating leases	4,540	8,129	4,720	1,996	19,385
Letters of credit and other contingent liabilities	123	-	-	2,580	2,703
Commitments to purchase investment securities	100,000	-	-	-	100,000
Commitments to invest in affordable housing funds	-	-	-	3,393	3,393

Total obligations and commitments	$4,262,059	$1,471,253	$676,764	$713,422	$7,123,498

(a) These securities may be called at our option beginning in July of 2004.

Regulatory Capital Compliance

          Our core and tangible capital ratios were both 8.16% and our risk-based capital ratio was 15.92% at September 30, 2003. The Bank’s capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of September 30, 2003.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$941,538			$941,538		$941,538
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(26,646)			(26,646)		(26,646)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(7,040)			(7,040)		(7,040)
Additions:
Unrealized losses on securities available for sale	757			757		757
General loss allowance – investment in DSL
Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (a)	-			-		30,254

Regulatory capital	906,189	8.16%		906,189	8.16%	936,443	15.92%
Well capitalized requirement	166,596	1.50	(b)	555,320	5.00	588,287	10.00	(c)

Excess	$739,593	6.66%		$350,869	3.16%	$348,156	5.92%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 15.40%.
Page 45	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Financial Condition—Asset/Liability Management and Market Risk on page 35.

ITEM 4. – CONTROLS AND PROCEDURES

          As of September 30, 2003, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures are effective in timely alerting them to material information relating to Downey, which is required to be included in Downey’s periodic SEC filings. There has been no significant changes in Downey’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

          Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Downey’s disclosure controls and procedures were designed to ensure that material information related to Downey, including subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

Page 46	Navigation Links

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

          None.

ITEM 3 – Defaults Upon Senior Securities

          None.

ITEM 4 – Submission of Matters to a Vote of Security Holders

          None.

ITEM 5 – Other Information

          None.

ITEM 6 – Exhibits and Reports on Form 8-K

(A)          Exhibits

Exhibit
Number	Description

3.1 (b)	Certificate of Incorporation of Downey Financial Corp.

3.2 (a)	Bylaws of Downey Financial Corp.

4.1 (d)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp. and Wilmington
Trust Company as Indenture Trustee.

4.2 (d)	10% Junior Subordinated Debenture due September 15, 2029, Principal Amount $123,711,350.

4.3 (d)	Certificate of Trust of Downey Financial Capital Trust I, dated as of May 25, 1999.

4.4 (d)	Trust Agreement of Downey Financial Capital Trust I, dated May 25, 1999.

4.5 (d)	Amended and Restated Trust Agreement of Downey Financial Capital Trust I, between Downey Financial
Corp., Wilmington Trust Company and the Administrative Trustees named therein, dated as of July 23, 1999.

4.6 (d)	Certificate Evidencing Common Securities of Downey Financial Capital Trust I, 10% Common Securities.

4.7 (d)	Certificate Evidencing Capital Securities of Downey Financial Capital Trust I, 10% Capital Securities (Global
Certificate).

4.8 (d)	Common Securities Guarantee Agreement of Downey Financial Corp. (Guarantor), dated July 23, 1999.

4.9 (d)	Capital Securities Guarantee Agreement of Downey Financial Corp. and Wilmington Trust Company, dated as of July 23, 1999.

10.1 (c)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and Restated as of
January 1, 1996).

Page 47	Navigation Links

(A)          Exhibits (Continued)

Exhibit
Number	Description

10.2 (c)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan. Amendment
No. 1, Effective and Adopted January 22, 1997.

10.3 (c)	Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan (October 1, 1997
Restatement).

10.4 (c)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan
(October 1, 1997 Restatement) Amendment No. 1, Effective and Adopted January 28, 1998.

10.5 (c)	Trust Agreement for Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan,
Effective October 1, 1997 between Downey Savings and Loan Association, F.A. and Fidelity Management
Trust Company.

10.6 (b)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.10 (a)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.11 (e)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.
Amendment No. 1, Effective and Adopted July 26, 2000.

10.13 (f)	Deferred Compensation Program.

10.14 (f)	Director Retirement Benefits.

10.15 (g)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
(d) Filed as part of Downey’s report on Form 10-Q filed November 2, 1999.
(e) Filed as part of Downey’s report on Form 10-Q filed August 2, 2000.
(f) Filed as part of Downey’s report on Form 10-K filed March 7, 2001.
(g) Filed as part of Downey’s report on Form 10-K filed March 6, 2003.

(B)          Reports on Form 8-K

          1) Form 8-K filed July 17, 2003, with respect to a press release reporting its results of operations during the three and six months ended June 30, 2003.

          2) Form 8-K filed August 18, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended July 31, 2003.

          3) Form 8-K filed September 16, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended August 31, 2003.

Page 48	Navigation Links

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: October 31, 2003	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: October 31, 2003	Thomas E. Prince
Executive Vice President and Chief Financial Officer

Page 49	Navigation Links

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
    NOTE (9) – Subsequent Events

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