Form 10-K
period 2003-12-31
DOWNEY FINANCIAL CORP
filed 2004-03-05
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-K filing.

Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑   No ☐

          The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates on June 30, 2003, based upon the closing sale price on that date of $41.30, as quoted on the New York Stock Exchange, was $875,744,239.

          At February 29, 2004, 27,953,747 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

          Documents Incorporated by Reference:   Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 28, 2004 are incorporated by reference in Part III hereof.

Page	Navigation Links

Page i	Navigation Links

Page ii	Navigation Links

PART I

          Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. For additional information concerning these factors, see Factors That May Affect Future Results Of Operations on page 17.

ITEM 1. BUSINESS

GENERAL

          We were incorporated in Delaware on October 21, 1994. On January 23, 1995, after we obtained necessary stockholder and regulatory approvals, we acquired 100% of the issued and outstanding capital stock of Downey Savings and Loan Association ("Bank") and the Bank’s stockholders became holders of our stock. Downey was thereafter funded by the Bank and presently operates as the Bank’s holding company. Our stock is traded on the New York Stock Exchange and Pacific Exchange under the trading symbol "DSL." Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and code of business conduct and ethics are available (or will be available by April 28, 2004) free of charge from our internet site, www.downeysavings.com by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and available free of charge under "Corporate Filings" on our "Investor Relations" page.

          The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2003, it conducts its business through 172 retail deposit branches, including 100 full-service, in-store branches. Residential loans are originated or purchased:

  by branch managers and loan officers in our branches;
  by loan officers who solicit loans from realtors and other business sources, including the internet;
  by wholesale loan representatives who obtain loans submitted by mortgage brokers; and
  by purchases of loans from correspondent banking institutions and mortgage bankers.

          The Bank is regulated or affected by the following governmental entities and laws:

  As a federally chartered savings association, the Bank’s activities and investments are generally governed by the Home Owners’ Loan Act, as amended, and regulations and policies of the Office of Thrift Supervision ("OTS").
  The Bank and Downey are subject to the primary regulatory and supervisory jurisdiction of the OTS.
  As a federally insured depository institution, the Bank is regulated and supervised by the Federal Deposit Insurance Corporation ("FDIC") with respect to some of its activities and investments.
  The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks for federally insured depository institutions comprising the FHLB System.
  The Bank’s savings deposits are insured through the Savings Association Insurance Fund ("SAIF") of the FDIC, an instrumentality of the United States government.
Page 1	Navigation Links
  The Bank is regulated by the Federal Reserve with respect to reserves the Bank is required to maintain against deposits and other matters.

          General economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities significantly influence our operations. Additionally, interest rates on competing investments and general market interest rates influence our deposit flows and the costs we incur on interest-bearing liabilities, which represents our cost of funds. Similarly, market interest rates and other factors that affect the supply of and demand for housing and the availability of funds affect our loan volume, our yields on loans and mortgage-backed securities as well as the valuation of our mortgage servicing rights associated with the portfolio of loans we service for others.

          Our primary business is banking and we are also involved in real estate investments, each of which we discuss further below.

BANKING ACTIVITIES

          Our primary business is banking. Our banking activities focus on:

  attracting funds from the general public and institutions and obtaining borrowings; and
  originating and investing in loans, primarily residential real estate mortgage loans, investment securities and mortgage-backed securities.

These mortgage-backed securities include mortgage pass-through securities issued by other entities and securities issued or guaranteed by government-sponsored enterprises like the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

          Our primary sources of revenue from our banking business are:

  interest we earn on loans, investment securities and mortgage-backed securities;
  fees we earn in connection with loans and deposits;
  gains on sales of our loans, investment securities and mortgage-backed securities; and
  income we earn on loans and mortgage-backed securities we service for investors.

          Our principal expenses in connection with our banking business are:

  interest we incur on our interest-bearing liabilities, including deposits and borrowings; and
  general and administrative costs.

          Our primary sources of funds from our banking business are:

  deposits;
  principal and interest payments on our loans, investment securities and mortgage-backed securities;
  proceeds from sales of our loans, investment securities and mortgage-backed securities; and
  borrowings.

Scheduled payments we receive on our loans and mortgage-backed securities and certain fees from loans and deposits are a relatively stable source of funds. However, the funds we receive from the prepayment of loans and mortgage-backed securities vary widely. Below is a detailed discussion of our banking activities.

Lending Activities

          Historically, our lending activities have primarily emphasized our origination of first mortgage loans secured by residential properties and retail neighborhood shopping centers. To a lesser extent, our lending activities have emphasized our origination of real estate loans secured by multi-family and commercial properties, including land and other properties with income producing capabilities and consumer loans, primarily home equity loans and

Page 2	Navigation Links

home equity lines of credit. In addition, we have provided construction loan financing for single family and multi-family residential properties and commercial retail neighborhood shopping center projects. These construction loan financings have included loans to joint ventures, which were being engaged in by DSL Service Company, a wholly owned subsidiary of the Bank, with other participants. We also originate loans to businesses.

          Our primary focus continues to be our origination of adjustable rate single family mortgage loans for portfolio, including subprime loans which carry higher interest rates. In addition, we will originate for portfolio other loans including:

  multi-family loans;
  commercial real estate loans;
  construction and land loans to developers;
  loans to individuals for the construction and permanent financing of single family homes; and
  consumer loans.

We will also continue our secondary marketing activities of originating and selling single family mortgage loans to various investors.

          For more information, see Secondary Marketing and Loan Servicing Activities on page 5. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Loans and Mortgage-Backed Securities on page 34.

Loan and Mortgage-Backed Securities Portfolio

          We carry loans receivable held for investment at cost. Our net loans receivable are adjusted for unamortized premiums and unearned discounts, which are amortized into interest income using the interest method. Our investments in mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of the securities. We carry mortgage-backed securities held to maturity at unpaid principal balances, which are adjusted for unamortized premiums and unearned discounts. We amortize premiums and discounts on mortgage-backed securities by using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

          We identify loans that may be sold before their maturity. In our balance sheets, we classify these as loans held for sale and record them at the lower of cost or fair value. The cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of commitment to the date of funding. We recognize net unrealized losses on these loans, if any, in a valuation allowance by making charges to our income.

          We carry mortgage-backed securities available for sale at fair value. In stockholders’ equity, we report net unrealized gains or losses on these securities, net of income taxes, as accumulated other comprehensive income until realized, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations.

Residential Real Estate Lending

          Our primary lending activity is our origination of mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. We provide these loans for borrowers to purchase residences or to refinance their existing mortgages and typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgages for our own loan portfolio. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we sell the majority of these loans in the secondary market, rather than hold them in our portfolio. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans are funded with long-term funds to mitigate interest rate risk. In addition, we originate a small volume of fixed rate loans for our own investment if they meet specific yield and other approved guidelines, or to facilitate our sale of real estate acquired in settlement of loans. The average term of these fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity as a result of home sales or refinancings and prepayments. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

Page 3	Navigation Links

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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which also increases credit risk, as the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding principal and interest. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount. At year-end 2003, loans with the higher 125% limit on negative amortization represented 28% of our adjustable rate one-to-four unit residential portfolio, while those with the 110% limit represented 45%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          During 2003, approximately 72% of our one-to-four unit residential real estate loans were originated or purchased through outside mortgage brokers. These mortgage brokers do not operate from our offices and are not our employees. Our branch managers and residential loan officers originated approximately 28% of our one-to-four unit residential loans during 2003.

          We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $2 million. Our average loan size, however, is much lower. In 2003, our average loan size was $354,000. We generally make loans with loan-to-value ratios not exceeding 80%. We will make loans with loan-to-value ratios of over 80%, if the borrower obtains private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%, consistent with secondary marketing requirements. In addition, we require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence.

          In our approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant’s ability to repay the loan. Qualified appraisers on our staff or approved outside appraisers establish the value of the collateral through appraisals or alternative valuation formats that meet regulatory requirements. Appraisal reports prepared by outside appraisers are selectively reviewed by our staff appraisers or by approved fee appraisers. We generally obtain information about the applicant’s income, financial condition, employment and credit history. Typically, we will verify an applicant’s credit information for loans originated by our retail loan representatives. For loans submitted from outside mortgage brokers, we require the mortgage broker to obtain, review and verify the applicant’s credit information and employment.

          We offer one-to-four unit residential loans to borrowers who have or, in the case of purchases, will have equity in their homes but whose credit rating contains exceptions which preclude them from qualifying for lower or better market interest rates and terms. We refer to these lower rated credits, which we characterize as "A-," "B" and "C" loans, as subprime loans in our loan portfolio. Our subprime loans are characterized by lower loan-to-

Page 4	Navigation Links

value ratios and higher average interest rates than higher credit grade prime loans or "A" loans. We believe these lower credit rated borrowers represent an opportunity for us to earn a higher net return for the risks we assume. For further information, see Regulatory Capital Requirements on page 11.

          We currently qualify applicants of our adjustable rate mortgages at the higher of the fully-indexed rate or:

  for prime borrowers:
    5.25% for owner occupied; or
    5.50% for non-owner occupied.
  for subprime borrowers:
    6.25% for owner occupied; or
    6.50% for non-owner occupied.

Secondary Marketing and Loan Servicing Activities

          As part of our secondary marketing activities, we originate residential real estate adjustable rate mortgages and fixed rate mortgages that we intend to sell. Accordingly, we classify these loans as held for sale and carry them at the lower of cost or fair value. The cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of commitment to the date of funding. These loans are primarily secured by first liens on one-to-four unit residential properties and generally have maturities of 30 years or less.

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

  increases as interest rates rise and loan prepayments decrease; and
  declines as interest rates fall and loan prepayments increase.

In addition, increased levels of servicing activities and the opportunity to offer our other financial services in servicing loans for others can provide us with additional income with minimal additional overhead costs.

          Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale. We calculate gains or losses from our sale as the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights we acquire through either our purchase or origination of mortgage loans we have sold with servicing rights retained. We allocate the total cost of the mortgage loans sold to both the mortgage servicing rights and to the mortgage loans without mortgage servicing rights based on their relative fair values. We disclose our mortgage servicing rights in our financial statements and include them as a component of the gain on sale of loans. We recognize impairment losses on the mortgage servicing rights through a valuation allowance and record any associated provision as a component of loan servicing income (loss), net category. For further information, see Note 1 on page 72 and Note 11 on page 88 of Notes to the Consolidated Financial Statements.

          Generally, we use hedging programs to manage the interest rate risk of our secondary marketing activities. For further information, see Asset/Liability Management and Market Risk on page 45.

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

Page 5	Navigation Links

in our statement of income until the securities are sold to a third party, usually that same day. Before we sell these securities to third parties, we show all changes in fair value as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes.

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

  our evaluation of the creditworthiness and reputation of the borrower; and
  the amount of the borrower’s equity in the project as determined on the basis of appraisal, sales and leasing information on the property and cash flow projections.

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

          Construction loans involve risks different from completed project lending because we advance loan funds based upon the security of the completed project under construction. If the borrower defaults on the loan, then we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating:

  construction costs;
  potential delays in construction time;
  market demand; and
  the accuracy of the value on the completed project.

          When providing construction loans, we require the general contractor to, among other things, carry contractor’s liability insurance equal to specific prescribed minimum amounts, carry builder’s risk insurance and have a blanket bond against employee misappropriation.

Commercial Lending

          We maintain traditional private banking credit products and services for our existing high net worth, relationship based customers. Our portfolio emphasis is toward secured, floating rate credit facilities. We also provide commercial deposit account products and services to meet the needs of business relationships maintained at the Bank.

Consumer Lending

          The Bank originates home equity loans and home equity lines of credit, and other consumer loan products. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. The risk involved with home equity loans and home equity lines of credit is similar to the risk involved with residential real estate loans. We offer customers a credit card through a third party, who extends the credit and services the loans made to our customers.

Page 6	Navigation Links

Investment Activities

          As a federally chartered savings association, the Bank’s ability to make securities investments is prescribed under the OTS regulations and the Home Owners’ Loan Act. The Bank’s authorized officers make investment decisions within guidelines established by the Bank’s Board of Directors. The Bank manages these investments in an effort to produce the highest yield, while at the same time maintaining safety of principal, minimizing interest rate risk and complying with applicable regulations.

          We carry securities held to maturity at amortized cost. We adjust these costs for amortization of premiums and accretion of discounts, which we recognize in interest income using the interest method. We carry securities available for sale at fair value. We exclude unrealized holding gains and losses, or valuation allowances established for net unrealized losses, from our earnings and report them as a separate component of our stockholders’ equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations. For further information on the composition of our investment portfolio, see Investment Securities on page 39.

Deposit Activities

          We prefer to use deposits raised through our retail branch system as our principal source of funds for supporting our lending activities, because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. We traditionally have obtained our deposits primarily from areas surrounding the Bank’s branch offices. However, we occasionally raise some retail deposits from institutions through Wall Street activities.

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

          For further information, see Deposits on page 42.

Borrowing Activities

          Besides deposits, we have utilized other sources to fund our loan origination and other business activities. We have at times relied upon our borrowings from the FHLB of San Francisco or the issuance of corporate debt as an additional source of funds. The FHLB of San Francisco makes advances to us through several different credit programs it offers.

          From time to time, we obtain additional sources of funds by selling some of our securities and mortgage loans under agreements to repurchase. These reverse repurchase agreements are generally short-term and are collateralized by our mortgage-backed and investment securities or our mortgage loans. We only deal with investment banking firms that are recognized as primary dealers in U.S. government securities or major commercial banks in connection with these reverse repurchase agreements. In addition, we limit the amounts of our borrowings from any single institution.

          Another source of funds has come from the issuance of junior subordinated debentures to Downey Financial Capital Trust I ("Trust"), a wholly owned, special purpose entity, whose sole purpose was to raise money through the sale of capital securities.

          For further information, see Borrowings on page 43.

Earnings Spread

          Our primary source of earnings comes from our net interest income. We determine our net interest income or the interest rate spread by calculating the difference between:

  the yield we earn on our interest-earning assets like loans, mortgage-backed securities and investment securities; and
Page 7	Navigation Links
  the cost we pay on our interest-bearing liabilities like deposits and borrowings.

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

          For information regarding our net income and the components thereof and for management’s analysis of our financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 23. For information regarding the return on our assets and other selected financial data, see Selected Financial Data on page 21.

Asset/Liability Management

          Savings institutions are affected by interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice on a different basis than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net earnings during periods of rising interest rates. Our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on our net interest income while maintaining our asset quality. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on our assets to increase during periods of rising interest rates, although these loans have contractual limitations on the frequency and extent of interest rate adjustments.

          For further information, see Lending Activities on page 2 and Asset/Liability Management and Market Risk on page 45.

Insurance Agency Activities

          Downey Affiliated Insurance Agency was incorporated on January 25, 1995, as Downey’s wholly owned subsidiary. We capitalized Downey Affiliated Insurance Agency on February 24, 1995 with $400,000. In the 1995 second quarter, Downey Affiliated Insurance Agency commenced operations at which time representatives of Downey Affiliated Insurance Agency were available in our branches to offer annuity products. During 1996, Downey Affiliated Insurance Agency began offering forced-placed casualty insurance policies on mortgage loans and stopped offering annuity products. The offering of forced-placed casualty insurance policies ceased in April 1999.

REAL ESTATE INVESTMENT ACTIVITIES

          In addition to our primary business of banking, which has been described above, we are also involved in real estate investment activities, which are conducted primarily through DSL Service Company, a wholly owned subsidiary of the Bank. DSL Service Company is a diversified real estate development company which was established in 1966 as a neighborhood shopping center and residential tract developer. Today its capabilities include development, construction and property management activities relating to its portfolio of projects primarily within California, but also in Arizona. In addition, DSL Service Company associates with other qualified developers to engage in joint ventures. The primary revenue sources of our real estate investment activities include net rental income and gains from the sale of real estate investments. The primary expenses of our real estate investment activities are interest expense and general and administrative expense.

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

Page 8	Navigation Links

association’s assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. In addition, "conforming loans" by the Bank to DSL Service Company joint venture partnerships are limited to 50% of the Bank’s risk-based capital. "Conforming loans" are those generally limited to 80% of appraised value, bear a market rate of interest and require payments sufficient to amortize the principal balance of the loan. We are in compliance with each of these investment limitations.

          To the extent Downey or a subsidiary of Downey, other than the Bank or its subsidiaries, makes real estate investments, the above-mentioned capital deductions and limitations do not apply, as they only pertain to the specific investments by savings associations or their subsidiaries.

          For further information, see Investments in Real Estate and Joint Ventures on page 40.

COMPETITION

          We face competition both in attracting deposits and in making loans. Our most direct competition for deposits has historically come from other savings institutions and from commercial banks located in our principal market areas, including many large financial institutions based in other parts of the country or their subsidiaries. In addition, we face additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. Our ability to attract and retain savings deposits depends, generally, on our ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities and the appropriate level of customer service.

          We experience competition for real estate loans principally from other savings institutions, commercial banks, mortgage banking companies and insurance companies. We compete for loans principally through our interest rates and loan fees we charge and our efficiency and quality of services we provide borrowers and real estate brokers.

EMPLOYEES

          At December 31, 2003, we had 2,355 full-time employees and 649 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

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

General

          We are a savings and loan holding company and are subject to regulatory oversight by the OTS. We are required to register and file reports with the OTS and are regulated and examined by the OTS. The OTS has enforcement authority over us, which also permits the OTS to restrict or prohibit our activities that it determines to be a serious risk to the Bank.

Activities Restrictions

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

Page 9	Navigation Links

loan association. Furthermore, if in the future we sold control of the Bank to any other company, such company would not succeed to our grandfathered status as a unitary thrift holding company and would be subject to the same business activity restrictions as a bank holding company. For more information, see Qualified Thrift Lender Test on page 13.

Restrictions on Acquisitions

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

The Sarbanes-Oxley Act of 2002

          On July 30, 2002, the Sarbanes-Oxley Act was signed into law. This new legislation and subsequent regulations address accounting oversight and corporate governance matters, including:

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
  increased penalties for financial crimes;
  expanded disclosure of corporate operations and internal controls and certification of financial statements;
  increased requirements for board audit committees and their members;
  enhanced controls on and reporting of insider trading; and
  statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

Regulation of the Bank

General

          The OTS and the FDIC extensively regulate the Bank because the Bank is a federally chartered, SAIF-insured savings association. The Bank must ensure that its lending activities and its other investments comply with various statutory and regulatory requirements. The Bank is also regulated by the Federal Reserve.

          The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the Bank’s Board of Directors to consider with respect to any deficiencies the OTS or the FDIC finds in the Bank’s operations. Federal and state laws also regulate the relationship between the Bank and its depositors and borrowers, especially in matters regarding the ownership of savings accounts and the documents used by the Bank.

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

Page 10	Navigation Links

whether by the OTS, the FDIC, the Federal Reserve or the Congress, could have a material adverse impact on us, the Bank and our operations.

Insurance of Deposit Accounts

          The SAIF, as administered by the FDIC, insures the Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the institution:

  has engaged in unsafe or unsound practices;
  is in an unsafe or unsound condition to continue operations; or
  has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

          The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system during 2003, SAIF members paid within a range of 0% to 0.27% of insured domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment.

          The Bank also pays, in addition to its normal deposit insurance premium as a member of the SAIF, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2003, this assessment was equal to 0.0154% of insured deposits.

Regulatory Capital Requirements

          The Bank must meet regulatory capital standards to be deemed in compliance with OTS capital requirements. OTS capital regulations require savings associations to meet the following three capital standards:

  tangible capital equal to 1.5% of total adjusted assets;
  leverage capital, or "core capital," equal to 3% of total adjusted assets for institutions such as the Bank; and
  risk-based capital equal to 8.0% of total risk-based assets.

          The OTS views its capital regulation requirements as minimum standards, and it expects most institutions to maintain capital levels well above the minimum. In addition, the OTS regulations provide that the OTS may establish minimum capital levels higher than those provided in the regulations for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others, a savings association:

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

          The Bank is not required to meet any individual minimum regulatory capital requirement. At December 31, 2003, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements.

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

Page 11	Navigation Links

expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

  have subprime assets equal to 25% or higher of Tier 1 capital, or have subprime portfolios experiencing rapid growth or adverse performance trends, are administered by inexperienced management, or have inadequate or weak controls.

          Our subprime portfolio, pursuant to our definition, represented 107% of Tier 1 capital as of year-end 2003. The OTS notified us that as of March 31, 2003, we were required to risk weight our subprime residential loans at 75% versus their current 50% risk weighting. This change increased the required regulatory capital associated with our subprime loans by one and one-half times that of prime residential loans.

          The Home Owners’ Loan Act permits savings associations not in compliance with the OTS capital standards to seek an exemption from penalties or sanctions for noncompliance. The OTS will grant an exemption only if the savings association meets strict requirements. In addition, the OTS must deny the exemption in some circumstances. If the OTS does grant an exemption, the savings association still may be exposed to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

Prompt Corrective Action

          The OTS’s prompt corrective action regulation requires the OTS to take mandatory actions and authorizes the OTS to take discretionary actions against a savings association that falls within undercapitalized capital categories specified in the regulation.

          The regulation establishes five categories of capital classification:

  "well capitalized;"
  "adequately capitalized;"
  "undercapitalized;"
  "significantly undercapitalized;" and
  "critically undercapitalized."

          The regulation uses an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. At December 31, 2003, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

Predatory Lending

          The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

  making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation ("asset-based lending");
  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); and/or engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

          Federal Reserve Bank regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;
Page 12	Navigation Links
  subordinate-lien loans of 10 percentage points above Treasury securities; and
  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the act bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn’t be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

          We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation. State action in this area, however, could impact our operations.

Loans-to-One-Borrower

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

          Savings associations are additionally authorized to make loans to one borrower, for any purpose:

  in an amount not to exceed $500,000; or
  by order of the Director of OTS, in an amount not to exceed the lesser of $30 million or 30% of unimpaired capital and surplus to develop residential housing, provided:
    the purchase price of each single-family dwelling in the development does not exceed $500,000;
    the savings association is in compliance with its capital requirements;
    the loans comply with applicable loan-to-value requirements; and
    the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

          At December 31, 2003, the Bank’s loans-to-one-borrower limit was $147 million based upon the 15% of unimpaired capital and surplus measurement, or $245 million for loans secured by readily marketable collateral. The Bank’s largest lending relationship consisted of nine loans to one of the Bank’s directors totaling a commitment of $20 million, of which $19 million had been disbursed as of December 31, 2003. All such loans are performing in accordance with their loan terms, which are substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties.

Qualified Thrift Lender Test

          The OTS requires savings associations to meet a qualified thrift lender test. The test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners’ Loan Act or by meeting the definition of a "domestic building and loan association." Qualified thrift investments are primarily residential mortgages and related investments, including some mortgage-related securities. The required percentage of investments under the Home Owners’ Loan Act is 65% of assets while the Internal Revenue Code requires investments of 60% of assets. An association must be in compliance with the qualified thrift lender test or the definition of domestic building and loan association on a monthly basis in nine out of every twelve months. Associations failing to meet the qualified thrift lender test are generally allowed only to engage in activities permitted for both national banks and savings associations.

          The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2003, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

Page 13	Navigation Links

Affiliate Transactions

          The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. Some entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank its affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See Prompt Corrective Action on page 12.

Capital Distribution Limitations

          A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:

  they are eligible for expedited treatment under OTS regulations;
  they would remain adequately capitalized after the distribution;
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

          Any other situation would require an application to the OTS. The OTS may disapprove an application or notice if the proposed capital distribution would:

  make the savings association undercapitalized, significantly undercapitalized or critically undercapitalized;
  raise safety or soundness concerns; or
  violate a statute, regulation or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS approved application or notice.

Privacy

          Federal banking regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  annual notices of their privacy policies to current customers; and
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Interagency Guidance on Response Programs to Protect Against Identity Theft

          On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

  interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and
Page 14	Navigation Links
  describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

USA Patriot Act of 2001

          The USA Patriot Act and its implementing regulations significantly expanded anti-money laundering and financial transparency laws, including:

  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;
  standards for verifying customer identification at account opening and maintaining expanded records;
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
  the filing of reports by non-financial businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and
  the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Activities of Subsidiaries

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

Community Reinvestment Act and the Fair Lending Laws

          Savings associations have a responsibility under the Community Reinvestment Act and related OTS regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.

Federal Home Loan Bank System

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

          As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

  1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or
  5% of its FHLB advances or borrowings.

          At December 31, 2003, the Bank had $123 million of FHLB stock, an amount in excess of our required investment of $106 million.

          A new capital plan of the FHLB of San Francisco was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member is

Page 15	Navigation Links

required to own stock in amount equal to the greater of:

  a membership stock requirement with an initial cap of $25 million (100% of "membership asset value" as defined), or an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

          We do not believe that the initial implementation of the FHLB of San Francisco new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. Based on December 31, 2003 data, the required investment in FHLB stock under the new plan would be $100 million, which we exceed and we could be required to sell the excess to the FHLB San Francisco at their discretion. In addition, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB of San Francisco.

Federal Reserve System

          The Federal Reserve requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts and non-personal time deposits. These transaction accounts include checking, NOW and Super NOW checking accounts. These reserves may also be used to satisfy the OTS’s liquidity requirements. At December 31, 2003, the Bank was in compliance with these requirements.

Proposed Legislation

          From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, legislation is currently being considered in the U.S. House of Representatives Financial Institutions Subcommittee which would:

  merge the Bank Insurance Fund ("BIF") and the SAIF;
  increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation;
  increase deposit insurance coverage limits for municipal deposits;
  double deposit insurance coverage limits for individual retirement accounts; and
  smooth out bank deposit insurance premiums to avoid sharp increases during times of recession.

While we cannot predict whether such proposals will eventually become law, they could have an effect on our operations and the way we conduct business.

Regulation of DSL Service Company

          DSL Service Company is licensed as a real estate broker under the California Real Estate Law and as a contractor with the Contractors State License Board. Thus, the real estate investment activities of DSL Service Company, including development, construction and property management activities relating to its portfolio of projects, are governed by a variety of laws and regulations. Changes occur frequently in the laws and regulations or their interpretation by agencies and the courts. DSL Service Company must comply with various federal, state and local laws, ordinances, rules and regulations concerning zoning, building design, construction, hazardous waste and similar matters. Environmental laws and regulations also affect the operations of DSL Service Company, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species, population density and preservation of the natural terrain and coastlines. These and other requirements could become more restrictive in the future, resulting in additional time and expense in connection with DSL Service Company’s real estate activities.

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

  those who generated the waste;
Page 16	Navigation Links
  those who arranged for disposal;
  those who owned or operated the disposal site or facility at the time of disposal; and
  current owners.

          In general, this liability is imposed in a series of governmental proceedings initiated by the government’s identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the government’s identification of potentially responsible parties who may be liable for cleanup costs. None of the DSL Service Company’s project sites is listed as a "Superfund site."

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

TAXATION

Federal

          Savings institutions are taxed like other corporations for federal income tax purposes, and are required to comply with income tax statutes and regulations similar to those applicable to large commercial banks. The Bank’s bad debt deduction is determined under the specific charge-off method, which allows the Bank to take an income tax deduction for loans determined to be wholly or partially worthless.

          In addition to the regular income tax, corporations are also subject to an alternative minimum tax. This tax is computed at 20% of the corporation’s regular taxable income, after taking certain adjustments into account. The alternative minimum tax applies to the extent that it exceeds the regular income tax liability.

          A corporation that incurs alternative minimum tax generally is entitled to take this tax as a credit against its regular tax liability in later years to the extent that the regular tax liability in these later years exceeds the alternative minimum tax.

State

          The Bank uses California’s financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2003 and 2002.

          The Bank files a California franchise tax return on a combined reporting basis. Other income and franchise tax returns are filed on a separate-entity basis in various other states. The Bank anticipates that additional state income and franchise tax returns will be required in future years as its lending business expands nationwide.

          The Internal Revenue Service and various state taxing authorities have examined the Bank’s tax returns for all tax years through 1997. Management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in the years subsequent to 1997, which remain open to review.

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

Page 17	Navigation Links

Deterioration of economic conditions in California could have a material adverse impact on the quality of our loan and real estate portfolios and the demand for our products and services.

          Significant changes in interest rates could adversely affect our performance and results of operations.

          If interest rates vary substantially from present levels, our results may differ materially from recent levels. Changes in interest rates will influence the growth of loans, investments, deposits and borrowings and affect the rates received on loans and investment securities and paid on deposits and borrowings. Changes in interest rates also affect the value of our recorded mortgage servicing rights on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. If interest rates were to increase significantly, the economic feasibility of real estate investment activities also could be adversely affected.

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

          A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. While we have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, such policies and procedures may not prevent unexpected losses that could materially affect our results.

          Because Downey operates as a holding company, changes in the ability of the Bank to pay dividends may adversely affect Downey’s ability to pay dividends.

          Although we have been paying regular quarterly dividends, our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank. Dividends paid by the Bank are subject to restrictions under various federal and state banking laws. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us. The Bank’s regulators have the authority to prohibit the Bank or us from engaging in unsafe or unsound practices in conducting our business. As a consequence, the Bank regulators could deem the payment of dividends by the Bank to be an unsafe or unsound practice, depending on the Bank’s financial condition or otherwise, and prohibit such payments. If the Bank were unable to pay dividends to us, we might cease paying or reduce the rate or frequency at which we pay dividends to stockholders until such time that the Bank could again pay us dividends.

Page 18	Navigation Links

ITEM 2. PROPERTIES

BRANCHES

          The corporate offices of Downey, the Bank and DSL Service Company are owned by the Bank and located at 3501 Jamboree Road, Newport Beach, California 92660. Part of that corporate facility houses a branch office of the Bank. Certain departments (warehousing, record retention, etc.) are located in other owned and leased facilities in Orange County, California. The majority of our administrative operations, however, are located in our corporate headquarters.

          At December 31, 2003, we had 172 branches. We owned the building and land occupied by 61 of our branches, we owned one branch building on leased land and we had one branch under construction. We operate branches in 110 locations (including 100 in-store locations) with leases or licenses expiring at various dates through August 2011, with options to extend the term.

          The net book value of our owned branches, including the one on leased land, totaled $81 million at December 31, 2003, and the net book value of our leased branch offices totaled $3 million at December 31, 2003. The net book value of our furniture and fixtures, including electronic data processing equipment, was $26 million at December 31, 2003.

          For additional information regarding our offices and equipment, see Note 1 on page 72 and Note 8 on page 87 of Notes to Consolidated Financial Statements.

ELECTRONIC DATA PROCESSING

          We utilize a mainframe computer system and use various internally developed and third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $13 million at December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

          We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to stockholders during the fourth quarter of 2003.

Page 19	Navigation Links

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") under the trading symbol "DSL." At February 29, 2004, we had approximately 699 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,953,747 outstanding shares of common stock.

          The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

	2003				2002

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$50.15	$48.68	$45.25	$41.41	$41.55	$49.25	$55.56	$48.83
Low	45.50	40.19	40.15	37.59	31.32	33.34	46.70	41.84
End of period	49.30	46.73	41.30	39.41	39.00	34.25	47.30	45.60

          During 2003 and 2002, we paid quarterly cash dividends of $0.09 per share, or $0.36 per share annually. Total cash dividends were $10.1 million in both 2003 and 2002. On February 26, 2004, we paid a $0.10 per share quarterly cash dividend, representing an increase of 11.1% and aggregating $2.8 million.

          We may pay additional dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors’ policy is to consider the declaration of dividends on a quarterly basis.

          The payment of dividends by the Bank to Downey is subject to OTS regulations. For further information regarding these regulations, see Capital Distribution Limitations on page 14.

          On July 24, 2002, our Board of Directors authorized a share repurchase program of up to $50 million of our common stock. To fund this program, the Bank paid a special $50 million dividend to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well as market conditions in general. Since July 25, 2002, 306,300 shares of our common stock have been repurchased at an aggregate cost of $39.73 per share. No shares were reissued during the year, leaving $38 million available for future purchases.

          There were no shares repurchased during 2003. Common stock repurchases were as follows:

	Common Stock Repurchased
	Number of	Average	Available
	Shares	Price	Repurchases

Authorized a share repurchase program July 24, 2002	-	$-	$50,000,000
August 2002	212,300	41.04	41,287,128
November 2002	94,000	36.78	37,829,808

Balance at December 31, 2003	306,300	$39.73	$37,829,808

Page 20	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2003	2002	2001	2000	1999

Income statement data
Total interest income	$522,450	$633,038	$808,381	$784,360	$533,751
Total interest expense	233,837	318,012	503,183	522,257	326,428

Net interest income	288,613	315,026	305,198	262,103	207,323
Provision for (reduction of) loan losses	(3,718)	939	2,564	3,251	11,270

Net interest income after provision for

(reduction of) loan losses	292,331	314,087	302,634	258,852	196,053

Other income, net:
Loan and deposit related fees	53,076	47,220	50,486	30,089	20,097
Real estate and joint ventures held for investment, net	9,835	10,250	3,885	8,798	19,302
Secondary marketing activities:
Loan servicing income (loss), net	(27,060)	(39,629)	(11,373)	(3,628)	1,672
Net gains on sales of loans and mortgage-backed
securities	61,436	45,860	22,432	3,297	14,806
Net gains on sales of mortgage servicing rights	23	331	934	-	-
Net losses on trading securities	(10,449)	-	-	-	-
Net gains (losses) on sales of investment securities	8	219	329	(106)	288
Gain on sale of subsidiary (a)	-	-	-	9,762	-
Litigation award	2,851	-	-	-	-
Other	1,222	2,803	2,215	2,714	3,268

Total other income, net	90,942	67,054	68,908	50,926	59,433

Operating expense:
General and administrative expense	207,999	186,644	162,496	136,189	144,382
Net operation of real estate acquired in settlement of
loans	(929)	11	239	818	19
Amortization of excess cost over fair value of branch
acquisitions (b)	-	-	457	462	474

Total operating expense	207,070	186,655	163,192	137,469	144,875
Net income (a)	$101,741	$112,293	$120,181	$99,251	$63,804

Per share data
Earnings per share—Basic (a)	$3.64	$3.99	$4.26	$3.52	$2.27
Earnings per share—Diluted (a)	3.64	3.99	4.25	3.51	2.26
Book value per share at end of period	32.83	29.47	26.01	22.15	18.91
Stock price at end of period	49.30	39.00	41.25	55.00	20.19
Cash dividends paid	0.36	0.36	0.36	0.36	0.35

Selected financial ratios
Effective interest rate spread	2.61%	2.91%	2.91%	2.65%	2.88%
Efficiency ratio (c)	56.70	50.23	43.93	46.23	58.41
Return on average assets (a)	0.89	1.00	1.11	0.97	0.85
Return on average equity (a)	11.65	14.42	17.81	17.17	12.70
Dividend payout ratio	9.88	9.02	8.45	10.22	15.44

Loan activity
Loans originated	$10,548,675	$10,445,978	$8,128,285	$5,217,421	$7,132,486
Loans and mortgage-backed securities purchased	706,949	1,497,645	216,214	19,775	49,669
Loans and mortgage-backed securities sold	6,581,856	7,103,861	4,553,944	1,662,600	2,386,958

(a) In 2000, a $5.6 million after-tax gain was recognized from the sale of Downey Auto Finance Corp. Excluding the gain, 2000 net income would have been $93.6 million or $3.33 per share on a basic basis and $3.32 per share on a diluted basis, the return on average assets would have been 0.92% and the return on average equity would have been 16.20%.
(b) During the fourth quarter of 2002, we adopted SFAS 147, which required us to cease the amortization of goodwill as of January 1, 2002.
(c) The amount of general and administrative expense incurred for each $1 of net interest income plus other income, except for income associated with real estate held for investment and securities gains or losses.

Page 21	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

(Dollars in Thousands, Except Per Share Data)	2003	2002	2001	2000	1999

Balance sheet summary (end of period)
Total assets	$11,645,980	$11,981,878	$11,108,757	$10,897,590	$9,411,267
Loans and mortgage-backed securities	10,396,510	10,976,942	10,132,413	10,084,353	8,746,063
Investments, cash and cash equivalents	803,514	590,092	551,823	439,968	299,698
Deposits	8,293,758	9,238,350	8,619,566	8,082,689	6,562,761
Borrowings	2,253,022	1,747,795	1,646,423	2,102,283	2,246,491
Stockholders’ equity	917,018	823,104	733,896	624,636	532,418
Loans serviced for others	9,313,948	8,316,236	5,805,811	3,964,462	2,923,778

Average balance sheet data
Assets	$11,458,956	$11,234,112	$10,854,441	$10,221,129	$7,502,821
Loans	10,445,684	10,336,951	10,033,155	9,514,978	6,937,342
Deposits	8,787,851	8,768,204	8,701,424	7,290,850	5,697,292
Stockholders’ equity	873,051	778,463	674,972	577,979	502,412

Capital ratios
Average stockholders’ equity to average assets	7.62%	6.93%	6.22%	5.65%	6.70%
Bank only—end of period: (a)
Core and tangible capital	7.96	6.92	7.10	6.42	6.27
Risk-based capital	15.55	14.08	14.53	12.94	12.14

Selected asset quality data (end of period)
Total non-performing assets	$48,631	$79,814	$92,632	$54,974	$39,194
Non-performing assets as a percentage of total assets	0.42%	0.67%	0.83%	0.50%	0.42%
Allowance for loan losses:
Amount	$30,330	$34,999	$36,120	$34,452	$38,342
As a percentage of non-performing loans	70.82%	51.89%	46.76%	76.63%	116.25%

(a) For more information regarding these ratios, see Regulatory Capital Compliance on page 62.

Page 22	Navigation Links

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. For additional information concerning these factors, see Factors That May Affect Future Results Of Operations on page 17.

OVERVIEW

          Our net income for 2003 totaled $101.7 million or $3.64 per share on a diluted basis, down from last year’s $112.3 million or $3.99 per share.

          The decline in our net income between years primarily reflected the following:

  a $26.4 million decline in net interest income reflecting a decline in the effective interest rate spread;
  a $21.4 million increase in general and administrative expense due to higher costs associated with the increased number of branch locations and higher loan origination activity; and
  a $10.4 million loss from trading securities that were sold in July and were intended to enhance net interest income and serve as a partial economic hedge against mortgage servicing rights.

Those unfavorable items were partially offset by the following:

  a $15.6 million increase in net gains on sales of loans due to both a higher volume of loan sales and a higher gain per dollar of loan sold;
  a $12.6 million improvement in loan servicing activities due primarily to a smaller addition to the valuation allowance for mortgage servicing rights;
  a $5.9 million increase in loan and deposit related fees;
  a $4.7 million improvement in provision for loan losses; and
  a $2.9 million litigation award.

          For 2003, our return on average assets was 0.89% and our return on average equity was 11.65%. These compare to our 2002 returns of 1.00% on average assets and 14.42% on average equity.

          Our single family loan originations, including purchases, increased from $10.7 billion in 2002 to a record $10.9 billion in 2003, of which $6.2 billion were originated for sale in the secondary market. Of the 2003 total, $4.7 billion represented originations of loans for portfolio, of which $318 million were subprime credits. In addition to single family loans, we originated $377 million of other loans during the year, including $100 million of construction and land loans.

          Our assets declined $336 million or 2.8% during 2003 to $11.6 billion at year end, following a 7.9% increase during 2002. The decline was primarily in loans held for investment, as the low interest rate environment throughout 2003 resulted in our loan repayments exceeding our portfolio originations. Deposits declined $945 million or 10.2% to a year-end level of $8.3 billion, following a 7.2% increase during 2002. Since deposits declined more than assets, our borrowings increased $505 million during 2003 to $2.3 billion at year end.

Page 23	Navigation Links

          Non-performing assets totaled $49 million at December 31, 2003, down from $80 million a year ago. The decrease was due primarily to a decline in our residential non-performers. When measured as a percentage of total assets, our non-performing assets dropped to 0.42% at year-end 2003 from 0.67% at year-end 2002.

          At December 31, 2003, the Bank exceeded all regulatory capital tests, with capital-to-asset ratios of 7.96% for both tangible and core capital and 15.55% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Insurance of Deposit Accounts on page 11, Investments in Real Estate and Joint Ventures on page 40 and Regulatory Capital Compliance on page 62.

          On October 11, 2003, grocery store workers from Albertsons, Vons, Pavilions and Ralphs went on strike or were locked out by grocery store management. The grocery stores have remained open during the labor dispute. Downey operates 85 full-service, in-store branches with 85 automated teller machines ("ATMs") and 142 stand-alone ATMs in these grocery stores. At December 31, 2003, we had $1.2 billion in deposits or 15% of total deposits associated with these branches. There has been no material change to deposit volumes and the impact to our financial results has been minimal.

Page 24	Navigation Links

Critical Accounting Policies

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements beginning on page 72. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  Allowance for mortgage servicing rights ("MSRs") losses. MSRs are reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. We capitalize and measure MSR impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%), and loan term for adjustable rate mortgages. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At December 31, 2003, the allowance totaled $13 million, compared to the prior year-end allowance of $33 million. For further information, see Note 1 on page 72 and Note 11 on page 88 of Notes to the Consolidated Financial Statements.
  Valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At December 31, 2003, an asset was recorded for interest rate lock derivatives of $0.1 million, compared to the prior year-end asset balance of $5.4 million. For further information, see Interest Rate Lock Derivatives on page 63 and Note 1 on page 72 and Note 22 on page 100 of Notes to the Consolidated Financial Statements.
  Allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We have implemented and use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific large loans (loans over $5 million), we evaluate the allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios, unless an individual loan or borrower relationship warrants separate analysis. The allowance is determined by applying factors that take into consideration past loss experience and asset duration for each major asset type to the associated asset balance or loss statistics against current classified asset balances to determine the amount of the allowances. At December 31, 2003, these allowances totaled $32 million, compared to the prior year-end allowances of $36 million. For further information, see Allowance for Losses on Loans and Real Estate on page 54 and Note 1 of Notes to the Consolidated Financial Statements on page 72.
Page 25	Navigation Links

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

          Our net interest income totaled $288.6 million in 2003, down $26.4 million or 8.4% from 2002 and $16.6 million or 5.4% lower than 2001. The decline during 2003 reflected a lower effective interest rate spread, as our average interest-earning assets increased by $222 million or 2.1% to $11.1 billion. Our effective interest rate spread averaged 2.61% in 2003, down from 2.91%, the average for both 2002 and 2001. The decline in 2003 was due to our yield on interest-earning assets declining more rapidly than our cost of funds. The more rapid decline primarily reflected our positive interest rate gap (i.e., more interest-earning assets reprice to market interest rates within one year than do interest-bearing liabilities). In addition, the decline in our effective interest rate spread also reflected a higher proportion of lower yielding investment securities, a higher proportion of adjustable rate mortgages tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities to a constant maturity of one year ("MTA") that currently have lower fully-indexed yields than those tied to the FHLB Eleventh District Cost of Funds Index ("COFI") and a lower percentage of higher yielding subprime loans.

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

          The table also sets forth our net interest-earning balance—the difference between the average balance of interest-earning assets and the average balance of total deposits and borrowings—for the years indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the year using the average of each month’s daily average balance during the years indicated.

Page 26	Navigation Links

	2003			2002			2001

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$10,445,684	$504,480	4.83%	$10,336,951	$612,762	5.93%	$10,033,155	$782,784	7.80%
Mortgage-backed securities	1,714	61	3.56	76,250	3,637	4.77	13,747	726	5.28
Trading and investment securities	608,256	17,909	2.94	420,142	16,639	3.96	443,386	24,871	5.61

Total interest-earning assets	11,055,654	522,450	4.73	10,833,343	633,038	5.84	10,490,288	808,381	7.71
Non-interest-earning assets	403,302			400,769			364,153

Total assets	$11,458,956			$11,234,112			$10,854,441

Transaction accounts:
Non-interest-bearing checking	$415,995	$-	-%	$306,890	$-	-%	$302,628	$-	-%
Interest-bearing checking (a)	446,582	1,164	0.26	421,590	1,391	0.33	406,666	2,057	0.51
Money market	131,134	1,485	1.13	113,862	1,929	1.69	93,964	2,436	2.59
Regular passbook	3,958,567	53,109	1.34	3,042,839	69,113	2.27	1,118,287	34,553	3.09

Total transaction accounts	4,952,278	55,758	1.13	3,885,181	72,433	1.86	1,921,545	39,046	2.03
Certificates of deposit	3,835,573	106,067	2.77	4,883,023	172,108	3.52	6,779,879	385,809	5.69

Total deposits	8,787,851	161,825	1.84	8,768,204	244,541	2.79	8,701,424	424,855	4.88
FHLB advances and real estate notes	1,492,034	59,477	3.99	1,410,762	60,936	4.32	1,219,484	65,793	5.40
Junior subordinated debentures	123,711	12,535	10.13	123,711	12,535	10.13	123,711	12,535	10.13

Total deposits and borrowings	10,403,596	233,837	2.25	10,302,677	318,012	3.09	10,044,619	503,183	5.01
Other liabilities	182,309			152,972			134,850
Stockholders’ equity	873,051			778,463			674,972

Total liabilities and stockholders’ equity	$11,458,956			$11,234,112			$10,854,441

Net interest income/interest rate spread		$288,613	2.48%		$315,026	2.75%		$305,198	2.70%
Excess of interest-earning assets over
deposits and borrowings	$652,058			$530,666			$445,669
Effective interest rate spread			2.61			2.91			2.91

(a) Included amounts swept into money market deposit accounts.

Page 27	Navigation Links

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

Interest-earning asset and interest-bearing liability balances used in the calculations represent annual average balances computed using the average of each month’s daily average balance during the years indicated.

	2003 Versus 2002				2002 Versus 2001
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$6,446	$(113,534)	$(1,194)	$(108,282)	$23,702	$(188,031)	$(5,693)	$(170,022)
Mortgage-backed securities	(3,556)	(923)	903	(3,576)	3,301	(70)	(320)	2,911
Trading and investment securities	7,450	(4,269)	(1,911)	1,270	(1,304)	(7,311)	383	(8,232)

Change in interest income	10,340	(118,726)	(2,202)	(110,588)	25,699	(195,412)	(5,630)	(175,343)

Interest expense:
Transaction accounts:
Interest-bearing checking (a)	82	(292)	(17)	(227)	75	(715)	(26)	(666)
Money market	293	(640)	(97)	(444)	516	(844)	(179)	(507)
Regular passbook	20,798	(28,289)	(8,513)	(16,004)	59,465	(9,153)	(15,752)	34,560

Total transaction accounts	21,173	(29,221)	(8,627)	(16,675)	60,056	(10,712)	(15,957)	33,387
Certificates of deposit	(36,919)	(37,075)	7,953	(66,041)	(107,941)	(146,844)	41,084	(213,701)

Total interest-bearing deposits	(15,746)	(66,296)	(674)	(82,716)	(47,885)	(157,556)	25,127	(180,314)
FHLB advances and real estate
notes	3,403	(4,770)	(92)	(1,459)	10,320	(13,119)	(2,058)	(4,857)
Junior subordinated debentures	-	-	-	-	-	-	-	-

Change in interest expense	(12,343)	(71,066)	(766)	(84,175)	(37,565)	(170,675)	23,069	(185,171)

Change in net interest income	$22,683	$(47,660)	$(1,436)	$(26,413)	$63,264	$(24,737)	$(28,699)	$9,828

(a) Included amounts swept into money market deposit accounts.

Provision for Loan Losses

          During 2003, $3.7 million of provision for loan losses was reversed, compared to an expense of $0.9 million in 2002 and $2.6 million in 2001. The current year reversal reflected both an improvement in our credit quality and a decline in our loan portfolio.

          For further information, see Allowance for Losses on Loans and Real Estate on page 54.

Other Income

          Our total other income was $90.9 million in 2003, up from $67.1 million in 2002 and $68.9 million in 2001. The $23.9 million increase from 2002 primarily reflected:

  a $15.6 million increase from gains on sales of loans;
  a $12.6 million improvement in loan servicing activities;
  a $ 5.9 million increase in loan and deposit related fees; and
  a $2.9 million litigation award, related to an other real estate owned asset that suffered damage from earth movement.
Page 28	Navigation Links

Those favorable items were partially offset by a $10.4 million loss from trading securities and a $1.6 million decline in our other income category.

          Total other income declined $1.9 million during 2002 due primarily to a $28.3 million higher loss from our loan servicing activities. That unfavorable item was partially offset by increases of $23.4 million in net gains on sales of loans and mortgage-backed securities and $6.4 million in income from real estate held for investment.

Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $53.1 million in 2003, up $5.9 million from 2002 and $2.6 million higher than 2001. Our deposit related fees increased $3.9 million during 2003, primarily due to higher fees from our checking accounts, while our loan related fees increased $2.0 million.

          The following table presents a breakdown of loan and deposit related fees during the years indicated.

(In Thousands)	2003	2002	2001

Loan related fees:
Prepayment fees	$16,780	$15,999	$23,839
Other fees	10,479	9,258	8,764
Deposit related fees:
Automated teller machine fees	8,925	7,328	6,524
Other fees	16,892	14,635	11,359

Total loan and deposit related fees	$53,076	$47,220	$50,486

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $9.8 million in 2003, $0.4 million below 2002, but $6.0 million higher than 2001. The current year decline was primarily attributed to a $1.0 million unfavorable change in provision for losses on real estate and joint ventures and a $0.9 million decline in net rental operations due to fewer properties owned. Those unfavorable items were partially offset by a $0.8 million increase in gains from sales to $7.2 million (a $2.1 million increase in gains from sales of wholly owned real estate more than offset a $1.3 million decline in gains related to joint venture projects reported within equity in net income from joint ventures) and a $0.4 million increase in interest from joint ventures.

          The table below sets forth the key components comprising our income from real estate and joint venture operations during the years indicated.

(In Thousands)	2003	2002	2001

Rental operations, net of expenses	$1,213	$2,102	$2,245
Net gains on sales of wholly owned real estate	3,317	1,200	129
Equity in net income from joint ventures	4,379	5,476	736
Interest from joint venture advances	1,454	1,024	468
(Provision for) reduction of losses on real estate and joint ventures	(528)	448	307

Total income from real estate and joint ventures held for investment, net	$9,835	$10,250	$3,885

          For additional information, see Investments in Real Estate and Joint Ventures on page 40, Allowance for Losses on Loans and Real Estate on page 54 and Note 6 of Notes to Consolidated Financial Statements on page 84.

Secondary Marketing Activities

          A loss of $27.1 million was recorded in loan servicing from our portfolio of loans serviced for others during 2003, which was $12.6 million below the 2002 loss but $15.7 million higher than the loss in 2001. In each of the three years, the fair value of our mortgage servicing rights declined due to the drop in long-term interest rates that resulted in an increase in the actual and projected rate loans we service for others prepay, thereby shortening their expected average life. Those declines in the fair value required us to record a provision for impairment in each year. However, the addition in 2003 of $11.9 million was $24.7 million below the addition made in 2002 and was

Page 29	Navigation Links

primarily responsible for the lower loss from our servicing activities. Also contributing to the improvement in 2003 was a $4.7 million increase in net cash servicing fees due to the growth in the servicing portfolio. Those positive factors were partially offset by increases of $10.3 million in the amortization of mortgage servicing rights and $6.5 million in payoff and curtailment interest cost, both of which were adversely impacted by high prepayments. When a loan we service for others prepays, most of our loan servicing agreements require us to pay interest to the investor up to the date we remit funds to them. That additional interest cost is what we call payoff and curtailment interest cost. However, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in a reduction of our borrowing costs within net interest income.

          At December 31, 2003, we serviced $9.3 billion of loans for others, compared to $8.3 billion at December 31, 2002 and $5.8 billion at December 31, 2001.

          The following table presents a breakdown of the components of our loan servicing loss for the years indicated.

(In Thousands)	2003	2002	2001

Net cash servicing fees	$21,215	$16,536	$11,702
Payoff and curtailment interest cost (a)	(11,611)	(5,117)	(2,674)
Amortization of MSRs	(24,774)	(14,435)	(9,813)
Provision for impairment of MSRs	(11,890)	(36,613)	(10,588)

Total loan servicing loss, net	$(27,060)	$(39,629)	$(11,373)

(a) Represents contractual obligation to pay interest at the investor’s rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

          Sales of loans and mortgage-backed securities we originated increased in 2003 to a record $6.6 billion from $6.0 billion in 2002 and $4.6 billion in 2001. Net gains associated with these sales totaled $61.4 million in 2003, up from $45.8 million in 2002 and $22.4 million in 2001. Included in the current year was a $0.9 million loss associated with the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared to $6.1 million of income in 2002 and a loss of $6.0 million in 2001. Excluding the SFAS 133 impact, a gain of $62.4 million or 0.95% of loans sold was realized, up from 0.66% in 2002 and 0.62% in 2001. The higher gain as a percentage of loans sold in 2003 reflected improved pricing in the secondary markets which is unlikely to continue as borrower demand for fixed rate loans declines and competition for the lower volume intensifies. Net gains included capitalized mortgage servicing rights of $61.1 million in 2003, compared to $53.2 million in 2002 and $44.4 million in 2001.

          The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the years indicated.

(In Thousands)	2003	2002	2001

Mortgage servicing rights	$61,110	$53,236	$44,391
All other components excluding SFAS 133 (a)	1,264	(13,474)	(15,995)
SFAS 133	(938)	6,098	(5,964)

Total net gains on sales of loans and mortgage-backed securities	$61,436	$45,860	$22,432

Secondary marketing gain excluding SFAS 133 as a percentage of
associated sales	0.95%	0.66%	0.62%

(a) Included a $0.3 million gain in 2002 associated with the treasury operation’s sale of $1.0 billion of mortgage-backed securities.

          For additional information concerning mortgage servicing rights, see Note 11 of Notes to Consolidated Financial Statements on page 88.

Trading Securities

          In May 2003, the Federal Reserve announced a change in their bias towards economic weakness and the potential for further declines in market interest rates. Following that announcement, we purchased trading securities to enhance net interest income and to also serve as a partial economic hedge against further declines in the value of our mortgage servicing rights. The initial purchase of trading securities was approximately $230

Page 30	Navigation Links

million. When long-term interest rates began to rise in July 2003, the trading securities were sold and we have not made any further purchases. We incurred a loss from the trading securities totaling $10.4 million. That loss was offset by an increase during the same period in the value of our mortgage servicing rights that resulted in a recapture of previously provided provisions to the associated valuation allowance.

Operating Expense

          Our operating expense totaled $207.1 million in 2003, up from $186.7 million in 2002 and $163.2 million in 2001. The current year increase was due to higher general and administrative expense, which increased by $21.4 million or 11.4%. That increase was primarily due to higher costs associated with an increased number of branch locations and higher loan origination activity.

          The following table presents a breakdown of key components comprising operating expense during the years indicated.

(In Thousands)	2003	2002	2001

Salaries and related costs	$134,610	$119,514	$99,935
Premises and equipment costs	32,261	30,694	26,016
Advertising expense	3,712	4,418	4,410
SAIF insurance premiums and regulatory assessments	3,205	3,078	3,051
Professional fees	2,383	1,435	5,452
Other general and administrative expense	31,828	27,505	23,632

Total general and administrative expense	207,999	186,644	162,496
Net operation of real estate acquired in settlement of loans	(929)	11	239
Amortization of excess cost over fair value of branch acquisitions (a)	-	-	457

Total operating expense	$207,070	$186,655	$163,192

(a) During the fourth quarter of 2002, Downey adopted SFAS 147, which required us to cease the amortization of goodwill as of January 1, 2002 and to subject this asset to annual impairment testing.

Provision for Income Taxes

          Our effective tax rate was 42.3% for 2003, unchanged from 2002 and 2001. See Note 1 on page 72 and Note 18 on page 94 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For a description of these business segments and the accounting policies used, see Business on page 1 and Note 1 on page 72 and Note 24 on page 106 of Notes to Consolidated Financial Statements.

          The following table presents by business segment our net income for the years indicated.

(In Thousands)	2003	2002	2001

Banking net income	$95,459	$106,074	$119,454
Real estate investment net income	6,282	6,219	727

Total net income	$101,741	$112,293	$120,181

Page 31	Navigation Links

Banking

          Net income from our banking operations totaled $95.5 million in 2003, down from $106.1 million in 2002 and $119.5 million in 2001. The current year decline was primarily due to the following:

  a $26.2 million decline in net interest income reflecting a decline in the effective interest rate spread;
  a $20.3 million increase in operating expense due to higher costs associated with the increased number of branch locations and higher loan origination activity; and
  a $10.4 million loss from trading securities that were sold in July and were intended to enhance net interest income and serve as a partial economic hedge against mortgage servicing rights.

Those unfavorable items were partially offset by the following:

  a $15.6 million increase in net gains on sales of loans due to both a higher volume of sales and a higher gain per dollar of loan sold;
  a $12.6 million improvement in loan servicing activities due primarily to a smaller addition to the valuation allowance for mortgage servicing rights;
  a $5.2 million increase in loan and deposit related fees;
  a $4.7 million improvement in provision for loan losses; and
  a $2.9 million litigation award.

          During 2002, net income from our banking operations declined $13.4 million. The decrease was primarily due to a $28.3 million higher loss from loan servicing activities, a $26.3 million increase in operating expense and a $7.3 million decline in loan related fees. These unfavorable items were partially offset by a $23.4 million increase in net gains on sales of loans and mortgage-backed securities, a $9.8 million increase in net interest income, a $4.1 million increase in deposit related fees and a $1.6 million decline in provision for loan losses.

          The table below sets forth banking operational results and selected financial data for the years indicated.

(In Thousands)	2003	2002	2001

Net interest income	$288,740	$314,981	$305,201
Provision for (reduction of) loan losses	(3,718)	939	2,564
Other income	79,084	55,423	63,712
Operating expense	206,142	185,859	159,604
Net intercompany income	169	343	369

Income before income taxes	165,569	183,949	207,114
Income taxes	70,110	77,875	87,660

Net income	$95,459	$106,074	$119,454

At period end
Assets:
Loans and mortgage-backed securities	$10,396,510	$10,976,942	$10,132,413
Other	1,237,858	999,197	970,669

Total assets	11,634,368	11,976,139	11,103,082

Equity	$917,018	$823,104	$733,896

Page 32	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $6.3 million in 2003, virtually unchanged from 2002 and up from $0.7 million in 2001. Higher gains from sales and interest from joint ventures in 2003 were essentially offset by an unfavorable change in provision for losses on real estate and joint ventures and lower net rental income.

          During 2002, net income from our real estate investment operations increased $5.5 million primarily due to higher gains from sales and lower operating expenses, as 2001 included expense pertaining to litigation matters associated with certain joint venture partners.

          The table below sets forth real estate investment operational results and selected financial data for the years indicated.

(In Thousands)	2003	2002	2001

Net interest income (loss)	$(127)	$45	$(3)
Other income	11,858	11,631	5,196
Operating expense	928	796	3,588
Net intercompany expense	169	343	369

Income before income taxes	10,634	10,537	1,236
Income taxes	4,352	4,318	509

Net income	$6,282	$6,219	$727

At period end
Assets:
Investments in real estate and joint ventures	$35,716	$33,890	$38,185
Other (a)	3,503	14,174	2,003

Total assets	39,219	48,064	40,188

Equity	$27,607	$42,325	$34,513

(a) Cash held in the Bank was approximately $11 million higher at year-end 2002 than in the other reported periods.

          For a further discussion regarding income from real estate investment, see Real Estate and Joint Ventures Held For Investment on page 29, and for information regarding related assets, see Investments in Real Estate and Joint Ventures on page 40.

Page 33	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $580 million or 5.3% from year-end 2002 to a total of $10.4 billion or 89.3% of assets at December 31, 2003. The decline occurred in both loans held for sale and loans held for investment. Loans held for sale declined $372 million as the volume of new single family fixed rate applications fell due to the rise in mortgage interest rates beginning in the third quarter of 2003, while loans held for investment declined $206 million as repayments exceeded originations. Our prepayment speed during 2003 was 51%, compared to 39% during 2002 and 37% during 2001.

          Our loan originations, including loans purchased, totaled a record $11.3 billion in 2003, up from $10.9 billion in 2002 and $8.2 billion in 2001. This current year increase primarily reflects record originations of one-to-four unit residential loans of $10.9 billion, of which approximately $4.7 billion or 43% were for portfolio, with the balance for sale in the secondary market. Our origination of subprime loans totaled $318 million in 2003, down from $520 million in 2002. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 83% of originations during 2003 compared to 78% during 2002 and 75% during 2001. Refinancing activities increased from $8.3 billion in 2002 to $9.1 billion in 2003, as a lower interest rate environment existed throughout most of the year.

          We originate one-to-four unit residential adjustable rate mortgages both with and without loan origination fees. In adjustable rate mortgage transactions for which we charge no origination fees, we receive a larger interest margin over the rate index to which the loan pricing is tied than in those for which we charge fees. In addition, a prepayment fee on these loans is generally required if prepaid within the first three years. This trend towards loans with no origination fees has generally resulted in deferrable loan origination costs exceeding loan origination fees.

          The table below presents information regarding interest rates and loan origination costs, net of fees collected on loans originated during the years indicated.

(Dollars in Thousands)	2003	2002	2001	2000	1999

Average interest rate on new loans	4.43%	5.43%	6.18%	6.10%	5.92%
Total loan origination costs (net of fees) and premiums
(net of discounts) deferred during the year (a)	$96,115	$75,420	$36,497	$34,797	$53,181

(a) The change in the amount of net deferred loan costs in each year primarily reflects changes in the volume of new loan originations.

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $4.6 billion in 2003, up from $4.4 billion in 2002 and $3.2 billion in 2001. Of the 2003 total:

  62% were monthly adjustable loans tied to either the COFI or MTA index and provide for negative amortization. During 2003, there was greater borrower preference for monthly adjustable loans tied to MTA, as those loans had a lower fully-indexed rate than did those tied to COFI. MTA-related monthly adjustable loans represented 63% of monthly adjustable originations, compared to only 29% in 2002.
  29% were adjustable rate loans where the initial rate is fixed for the first three or five years. At the conclusion of the initial fixed rate period, those loans then adjust to the change in either the weekly average on one-year U.S. Treasury securities adjusted to a constant maturity ("CMT"), or the London Inter-Bank Offered Rate ("LIBOR").
  9% were adjustable loans that typically adjust every six or twelve months.
Page 34	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the years indicated.

(In Thousands)	2003	2002	2001	2000	1999

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,077,726	$2,264,065	$2,041,962	$3,179,126	$3,762,022
MTA	1,795,628	890,814	169,909	17,040	433,656
LIBOR	405,080	3,903	12,683	6,254	36,477
Adjustable – fixed for 3-5 years	1,353,320	1,288,389	978,713	37,366	79,824
Fixed	22,647	40,375	21,199	14,661	297,773

Total residential one-to-four units	4,654,401	4,487,546	3,224,466	3,254,447	4,609,752
Other	377,355	269,407	180,498	253,529	530,129

Total for investment portfolio	5,031,756	4,756,953	3,404,964	3,507,976	5,139,881
Sale portfolio(a)	6,223,868	6,172,572	4,823,938	1,729,220	2,042,274

Total for investment and sale portfolios	$11,255,624	$10,929,525	$8,228,902	$5,237,196	$7,182,155

(a)Primarily fixed rate residential one-to-four unit loans.

          At December 31, 2003, $7.0 billion of our one-to-four unit adjustable rate mortgages were subject to negative amortization, of which $48 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization declined $64 million during 2003 as loans were repaid or as borrowers repaid previously capitalized interest due to loans becoming fully amortizing. For further information, see Residential Real Estate Lending on page 3.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	December 31,

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$4,819,852	61%	$6,831,649	85%	$7,244,336	92%	$8,096,156	92%	$6,354,068	89%
MTA	2,503,336	32	1,090,646	13	612,867	8	635,503	7	450,379	6
LIBOR	403,450	5	25,296	-	37,254	-	50,126	1	51,730	1
Other, primarily CMT	185,437	2	136,230	2	4,248	-	5,734	-	315,675	4

Total adjustable loans (a)	$7,912,075	100%	$8,083,821	100%	$7,898,705	100%	$8,787,519	100%	$7,171,852	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          Origination of loans secured by multi-family properties, including loans purchased, totaled $85 million in 2003, up from $3 million in 2002 and less than $1 million in 2001. Our origination of commercial real estate loans, including loans purchased, totaled $4 million in 2003, compared to $1 million in 2002 and $7 million in 2001.

          During 2003, we originated $80 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $124 million in 2002 and $102 million in 2001. Our origination of land development loans totaled $20 million in 2003, compared to $56 million in 2002 and $16 million in 2001.

          Origination of non-mortgage commercial loans totaled $3 million in 2003, down from $14 million in 2002 and $18 million in 2001. A substantial majority of these originations represented secured loans.

          Origination of automobile loans totaled less than $1 million in 2003, the same as in 2002 but below the $5 million in 2001.

          During 2002, we purchased $1.0 billion of 30-year fixed rate mortgage-backed securities due to a net interest spread of over 3% given the steepness in the yield curve. These securities were sold in the fourth quarter

Page 35	Navigation Links

of 2002 due to interest rate volatility and the potential adverse impact market interest rate changes could have on the carrying value of the investment. Approximately $1.0 million was earned on the securities while owned.

          At December 31, 2003, our unfunded loan application pipeline totaled $1.7 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, not including expected fallout, of $740 million, of which $211 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $185 million and loans in process of $55 million. We believe our current sources of funds will enable us to meet these obligations.

Page 36	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the years indicated.

(In Thousands)	2003	2002	2001	2000	1999

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$2,958,976	$2,648,302	$1,800,777	$2,798,592	$3,100,154
Adjustable – subprime	301,938	466,086	423,777	392,794	1,105,384
Adjustable – fixed for 3-5 years	692,635	818,417	890,704	33,004	2,656
Adjustable – fixed for 3-5 years – subprime	11,683	47,794	-	3,117	77,168

Total adjustable residential one-to-four units	3,965,232	3,980,599	3,115,258	3,227,507	4,285,362
Fixed	20,447	40,245	16,443	9,167	262,923
Fixed – subprime	1,468	-	4,708	-	12,238
Residential five or more units:
Adjustable	46,774	2,806	-	-	247
Fixed	-	-	125	678	-

Total residential	4,033,921	4,023,650	3,136,534	3,237,352	4,560,770
Commercial real estate	3,847	1,157	133	23,720	10,063
Construction	80,201	124,168	101,716	98,330	149,143
Land	19,589	56,362	16,242	16,530	56,851
Non-mortgage:
Commercial	2,585	13,671	17,581	18,504	24,948
Automobile	118	855	4,825	56,576	233,948
Other consumer	185,608	70,388	32,953	38,136	54,489

Total loans originated	4,325,869	4,290,251	3,309,984	3,489,148	5,090,212
Real estate loans purchased:
One-to-four units	664,363	460,263	88,057	9,178	36,317
One-to-four units – subprime	2,891	6,439	-	8,595	12,912
Other (a)	38,633	-	6,923	1,055	440

Total real estate loans purchased	705,887	466,702	94,980	18,828	49,669

Total loans originated and purchased	5,031,756	4,756,953	3,404,964	3,507,976	5,139,881
Loan repayments	(5,212,106)	(3,911,209)	(3,715,163)	(1,981,802)	(1,823,585)
Other net changes (b)	(25,768)	(37,515)	2,029	(291,935)	(36,794)

Net increase (decrease) in loans held for investment	(206,118)	808,229	(308,170)	1,234,239	3,279,502

Sale Portfolio
Residential one-to-four units:
Originated whole loans	6,219,652	6,155,727	4,818,301	1,641,099	2,028,402
Originated whole loans – subprime	-	-	-	87,174	13,872
Loans purchased	1,062	16,845	5,637	947	-
Loans transferred from (to) the investment portfolio	(9,983)	(2,928)	(7,454)	54,993	42,570
Originated whole loans sold	(936,664)	(919,211)	(737,773)	(687,512)	(999,594)
Loans exchanged for mortgage-backed securities	(5,642,483)	(5,104,433)	(3,816,171)	(970,319)	(1,387,364)
Other net changes	(5,254)	(5,386)	(4,762)	(10,815)	(9,263)
Capitalized basis adjustment (c)	(1,816)	12,414	(10,326)	-	-
Non-mortgage loans, net	3,091	-	-	-	-

Net increase (decrease) in loans held for sale	(372,395)	153,028	247,452	115,567	(311,377)

Mortgage-backed securities, net:
Received in exchange for loans	5,642,483	5,104,433	3,816,171	970,319	1,387,364
Sold	(5,642,483)	(6,184,650)	(3,816,171)	(975,088)	(1,387,364)
Purchased	-	1,014,098	115,597	-	-
Repayments	(1,882)	(51,956)	(6,523)	(7,031)	(9,936)
Other net changes	(37)	1,347	(296)	284	(491)

Net increase (decrease) in mortgage-backed
securities available for sale	(1,919)	(116,728)	108,778	(11,516)	(10,427)

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(374,314)	36,300	356,230	104,051	(321,804)

Total net increase (decrease) in loans and
mortgage-backed securities	$(580,432)	$844,529	$48,060	$1,338,290	$2,957,698

(a) Primarily five or more unit residential loans except for $6.7 million of commercial real estate loans in 2001 and $1.1 million of construction loans in 2000.
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
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

Page 37	Navigation Links

          At December 31, 2003, approximately 95% of our real estate loans were secured by real estate located in California, principally in Los Angeles, Santa Clara, Orange, San Diego and Contra Costa counties.

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2003	2002	2001	2000	1999

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$6,945,106	$6,739,243	$6,365,149	$7,098,689	$5,554,332
Adjustable – subprime	940,655	1,297,280	1,424,656	1,633,917	1,532,780
Adjustable – fixed for 3-5 years	1,687,323	1,697,953	999,528	101,711	90,551
Adjustable – fixed for 3-5 years – subprime	42,952	81,421	66,760	92,609	87,844
Fixed	105,042	210,001	334,384	454,838	510,516
Fixed – subprime	4,432	7,412	15,303	17,388	18,777

Total residential one-to-four units	9,725,510	10,033,310	9,205,780	9,399,152	7,794,800
Residential five or more units:
Adjustable	91,024	6,964	6,055	14,203	15,889
Fixed	1,904	3,676	5,124	5,257	5,166
Commercial real estate:
Adjustable	36,142	40,373	40,900	37,374	37,419
Fixed	13,144	31,042	71,609	127,230	110,908
Construction	105,706	103,547	84,942	118,165	176,487
Land	16,855	53,538	22,028	26,880	67,631
Non-mortgage:
Commercial	4,975	15,021	22,017	21,721	26,667
Automobile (a)	3,823	11,641	24,529	39,614	399,789
Other consumer	95,319	56,782	50,908	60,653	49,344

Total loans held for investment	10,094,402	10,355,894	9,533,892	9,850,249	8,684,100
Increase (decrease) for:
Undisbursed loan funds	(56,543)	(95,002)	(61,280)	(72,328)	(125,159)
Net deferred costs and premiums	108,990	96,744	77,916	79,109	67,740
Allowance for losses	(30,330)	(34,999)	(36,120)	(34,452)	(38,342)

Total loans held for investment, net	10,116,519	10,322,637	9,514,408	9,822,578	8,588,339

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	276,295	649,964	509,350	251,572	136,005
Non-mortgage	3,090	-	-	-	-
Capitalized basis adjustment (b)	272	2,088	(10,326)	-	-

Total loans held for sale	279,657	652,052	499,024	251,572	136,005
Mortgage-backed securities available for sale:
Adjustable	334	2,253	101,562	6,050	7,700
Fixed	-	-	17,419	4,153	14,019

Total mortgage-backed securities available for sale	334	2,253	118,981	10,203	21,719

Total loans held for sale and mortgage-backed
securities available for sale	279,991	654,305	618,005	261,775	157,724

Total loans and mortgage-backed securities	$10,396,510	$10,976,942	$10,132,413	$10,084,353	$8,746,063

(a) The decline during 2000 primarily reflected the sale of subsidiary.
(b) Reflected the change in fair value of the interest rate lock derivatives from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At December 31, 2003, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At December 31, 2003, our residential one-to-four units subprime portfolio consisted of approximately 91% "A-" credit, 8% "B" credit and 1% "C" credit loans. The average loan-to-value ratio at origination for these loans was approximately 73%.

Page 38	Navigation Links

          We carry mortgage-backed securities available for sale at fair value which, at December 31, 2003, reflected an unrealized gain of $7,000. The 2003 year-end unrealized gain, less the associated tax effect, is reflected as a separate component in stockholders’ equity as accumulated other comprehensive income (loss) until realized.

          The table below sets forth the scheduled contractual maturities, including principal amortization, of our loan and mortgage-backed securities portfolio at December 31, 2003.

	Within	1-2	2-3	3-5	5-10	10-15	Beyond
(In Thousands)	1 Year	Years	Years	Years	Years	Years	15 Years	Total

Loans secured by real estate:
Residential:
One-to-four units:
Adjustable by index:
COFI	$73,383	$76,668	$80,471	$173,114	$513,749	$654,451	$3,248,562	$4,820,398
MTA	43,226	44,793	46,417	97,944	277,677	331,803	1,659,553	2,501,413
6-Month LIBOR	25,517	26,794	28,134	60,560	179,981	229,730	1,092,062	1,642,778
Other, primarily CMT	10,940	11,592	12,284	26,810	82,335	110,004	487,136	741,101
Fixed	4,734	5,049	5,384	11,851	38,456	51,712	179,201	296,387
Five or more units:
Adjustable	3,036	3,189	3,347	7,200	21,374	20,811	32,067	91,024
Fixed	75	81	87	197	515	544	405	1,904
Commercial real estate:
Adjustable	2,994	3,183	3,382	7,415	15,900	3,268	-	36,142
Fixed	1,196	1,300	1,412	3,200	6,036	-	-	13,144
Construction	105,706	-	-	-	-	-	-	105,706
Land	12,136	4,246	114	261	98	-	-	16,855
Non-mortgage:
Commercial	3,426	181	193	425	750	-	-	4,975
Automobile	1,823	2,000	-	-	-	-	-	3,823
Other consumer (a)	2,660	2,869	3,095	2,480	87,305	-	-	98,409

Total loans	290,852	181,945	184,320	391,457	1,224,176	1,402,323	6,698,986	10,374,059
Mortgage-backed securities, net	10	9	10	20	58	70	157	334

Total loans and mortgage-
backed securities	$290,862	$181,954	$184,330	$391,477	$1,224,234	$1,402,393	$6,699,143	$10,374,393

(a) Included home equity loans, which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

          At December 31, 2003, the maximum amount the Bank could have loaned to any one borrower, and related entities, under regulatory limits was $147 million, or $245 million for loans secured by readily marketable collateral, compared to $135 million or $225 million for loans secured by readily marketable collateral at year-end 2002. We do not expect that these regulatory limitations will adversely impact our proposed lending activities during 2004.

Investment Securities

          The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2003	2002	2001	2000	1999

Federal funds	$1,500	$2,555	$37,001	$19,601	$1
U.S. Treasury and agency securities available for sale	690,281	457,797	356,910	284,102	171,823
Corporate bonds available for sale	-	-	45,445	21,513	-
Other investment securities available for sale	66	67	68	69	100
Municipal securities held to maturity	-	6,149	6,320	6,481	6,628

Total trading and investment securities	$691,847	$466,568	$445,744	$331,766	$178,552

Page 39	Navigation Links

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2003 are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and agency securities	$47,550	$170	$-	$-	$47,550	$170
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$47,550	$170	$-	$-	$47,550	$170

          The following table sets forth the maturities of our investment securities and their weighted average yields at December 31, 2003.

			After 1 Year
	1 Year or Less		Through 5 Years		After 5 Years		Total

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal funds	$1,500	0.75%	$-	-%	$-	-%	$1,500	0.75%
U.S. Treasury and agency securities
available for sale (a)	-	-	89,605	2.45	600,676	3.11	690,281	3.02
Other investment securities	-	-	-	-	66	6.25	66	6.25

Total investment securities	$1,500	0.75%	$89,605	2.45%	$600,742	3.11%	$691,847	3.02%

(a) Includes within the category of maturities after five years, $426 million with yields that adjust every three months based on movements of 3-month LIBOR.

Investments in Real Estate and Joint Ventures

          DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping centers and residential developments, most of which are located in California. For additional information regarding these real estate investments, see Note 6 of Notes to the Consolidated Financial Statements on page 84. We have substantially completed and leased most of the neighborhood shopping center projects—with a weighted average occupancy rate of 84% at December 31, 2003. At December 31, 2003, the Bank had no loan commitments to the joint ventures.

          DSL Service Company is entitled to interest on its equity invested in its joint venture projects on a priority basis after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. DSL Service Company has obtained guarantees from the principals of the developer partners. Partnership equity or deficit accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations. We have analyzed our variable interests in these joint venture projects and we have determined based on the dispersal of risks among the parties involved that we are not the primary beneficiary of any of these variable interest entities. Therefore, the joint venture projects are not consolidated into our financial results, but rather are accounted for under the equity method.

          As of December 31, 2003, DSL Service Company was involved with one joint venture partner. This partner was the operator of two residential housing development projects. DSL Service Company had five wholly owned retail neighborhood shopping centers located in California and Arizona.

          Our investment in real estate and joint ventures amounted to $36 million at December 31, 2003, compared to $34 million at December 31, 2002 and $38 million at December 31, 2001. The increase during 2003 was primarily attributed to a $6 million investment in existing shopping centers, a $5 million investment in a new joint venture and our share of joint venture profits of $3 million. Those increases were partially offset by a $7 million return of capital from one of our existing joint ventures and the sale of wholly owned projects with a carrying value of $5 million. During 2002, we sold wholly owned projects with a carrying value of $22 million. That decline was partially offset by a $17 million investment in a residential joint venture and a $1 million investment in a shopping center development.

Page 40	Navigation Links

          The following table sets forth the condensed balance sheet of DSL Service Company’s residential joint ventures at December 31, 2003, on a historical cost basis.

(Dollars in Thousands)

Assets
Cash	$6,915
Projects under development	37,945
Other assets	4,581

$49,441

Liabilities and Equity
Liabilities:
Notes payable	$22,244
Other	4,412
Equity:
DSL Service Company (a)	18,232
Other partners (b)	4,553

Net equity	22,785

$49,441

Number of joint venture projects	2

(a) We included in this amount interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(b) The aggregate other partners’ equity of $5 million represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of the joint venture real estate assets to the secured notes payable to the Bank and DSL Service Company’s equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, we make a provision to create a valuation allowance. No valuation allowance was required at December 31, 2003.

          The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2003. For further information regarding the establishment of loss allowances, see Allowance for Losses on Loans and Real Estate on page 54.

		Retail
		Neighborhood
(Dollars in Thousands)	Residential	Shopping Centers	Land	Total

Investment in wholly owned projects (a)	$-	$17,617	$291	$17,908
Investment in Affordable Housing Funds	1,012	-	-	1,012
Allowance for losses	-	(1,333)	(103)	(1,436)

Net investment in real estate projects	$1,012	$16,284	$188	$17,484

Number of projects	4	5	3	12

(a) Included five free-standing stores that are part of neighborhood shopping centers totaling less than $1 million, which we counted as one project.

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

Page 41	Navigation Links

Deposits

          Our deposits declined $945 million or 10.2% in 2003 and totaled $8.3 billion at December 31, 2003. Compared to the year-ago period, our certificates of deposit declined $1.4 billion or 31.0%, which was partially offset by an increase of $501 million or 11.0% in our lower-rate transaction accounts—i.e., checking, money market and regular passbook. Depositors continued to be more interested in liquidity given the relatively low level of interest rates, and moved monies from certificates of deposit to transaction accounts, primarily regular passbook accounts. When interest rates rise, we would expect the reverse to occur. At December 31, 2003, the average deposit size of our 72 traditional branches was $97 million, while the average deposit size of our 100 in-store branches was $13 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	December 31,

	2003		2002		2001

	Weighted		Weighted		Weighted
	Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$429,743	-%	$388,376	-%	$263,165
Interest-bearing checking (a)	0.21	462,733	0.25	422,417	0.35	423,776
Money market	1.05	142,418	1.37	120,105	2.01	108,747
Regular passbook	1.12	4,036,464	1.70	3,639,798	2.46	2,131,048

Total transaction accounts	0.94	5,071,358	1.41	4,570,696	1.92	2,926,736
Certificates of deposit:
Less than 2.00%	1.17	1,548,398	1.57	919,864	1.94	99,654
2.00-2.49	2.23	338,763	2.28	401,657	2.30	556,075
2.50-2.99	2.73	222,436	2.79	528,557	2.74	315,125
3.00-3.49	3.27	305,258	3.38	1,188,078	3.20	458,511
3.50-3.99	3.78	106,861	3.89	700,250	3.84	532,634
4.00-4.49	4.27	240,459	4.25	374,424	4.22	892,517
4.50-4.99	4.83	420,262	4.80	473,399	4.76	555,885
5.00 and greater	5.59	39,963	5.63	81,425	5.94	2,282,429

Total certificates of deposit	2.44	3,222,400	3.19	4,667,654	4.54	5,692,830

Total deposits	1.52%	$8,293,758	2.31%	$9,238,350	3.65%	$8,619,566

(a) Included amounts swept into money market deposit accounts.

          The following table shows at December 31, 2003 our certificates of deposit maturities by interest rate category.

	Less
	Than	2.50% -	3.00% -	3.50% -	4.00% -	5.00%		Percent
(Dollars in Thousands)	2.50%	2.99%	3.49%	3.99%	4.99%	and Greater	Total (a)	of Total

Within 3 months	$630,427	$25,982	$100,786	$592	$3,342	$4,958	$766,087	24%
3 to 6 months	447,815	169	33,032	26,690	3,497	43	511,246	16
6 to 12 months	350,374	13,248	31,917	28,357	12,074	2,753	438,723	14
12 to 24 months	425,260	4,124	30,807	27,652	178,824	16,440	683,107	21
24 to 36 months	32,308	152,628	1,288	1,139	129,059	6,011	322,433	10
36 to 60 months	977	26,285	107,428	22,431	333,925	9,758	500,804	15
Over 60 months	-	-	-	-	-	-	-	-

Total	$1,887,161	$222,436	$305,258	$106,861	$660,721	$39,963	$3,222,400	100%

(a) Includes certificates of deposit of $100,000 and over totaling $223 million with maturities of 3 months or less, $140 million with maturities of 3 to 6 months, $132 million with maturities of 6 to 12 months and $574 million with a remaining term of over 12 months.

Page 42	Navigation Links

Borrowings

          At December 31, 2003, borrowings totaled $2.3 billion, up from $1.7 billion at year-end 2002 and $1.6 billion at year-end 2001. The increase during 2003 occurred primarily in advances from the FHLB.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	December 31,

(Dollars in Thousands)	2003	2002	2001	2000	1999

Federal Home Loan Bank advances	$2,125,150	$1,624,084	$1,522,705	$1,978,348	$2,122,407
Real estate notes	4,161	-	7	224	373
Junior subordinated debentures	123,711	123,711	123,711	123,711	123,711

Total borrowings	$2,253,022	$1,747,795	$1,646,423	$2,102,283	$2,246,491

Weighted average rate on borrowings during the year	4.46%	4.79%	5.83%	6.38%	5.67%
Total borrowings as a percentage of total assets	19.35	14.59	14.82	19.29	23.87

          The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)	2003	2002	2001

FHLB advances with original maturities less than one year:
Balance at end of year	$915,000	$341,234	$671,300
Average balance outstanding during the year	248,905	218,404	581,868
Maximum amount outstanding at any month-end during the year	915,000	497,081	1,260,000
Weighted average interest rate during the year	1.20%	2.12%	5.63%
Weighted average interest rate at end of year	1.11	1.38	2.16
Securities sold under agreement to repurchase:
Balance at end of year	$-	$-	$-
Average balance outstanding during the year	-	7,494	-
Maximum amount outstanding at any month-end during the year	-	182,358	-
Weighted average interest rate during the year	-%	1.86%	-%
Total short-term borrowings:
Average balance outstanding during the year	$248,905	$225,898	$581,868
Weighted average interest rate during the year	1.20%	2.11%	5.63%

          At year-end 2003, total intermediate and long-term borrowings totaled $1.3 billion, down from $1.4 billion at December 31, 2002. The weighted average rate on our intermediate and long-term borrowings at year-end 2003 was 5.06%.

          The following table sets forth the maturities of our intermediate and long-term borrowings at December 31, 2003.

(In Thousands)

2004	$194,100
2005	415,750
2006	76,300
2007	65,000
2008	430,000
Thereafter (a)	156,872

Total intermediate and long-term borrowings	$1,338,022

(a) Includes Junior subordinated debentures of $124 million that may be redeemed, in whole or in part, beginning in July of 2004 and real estate notes of $4 million.

          Our junior subordinated debentures with a principal amount of $124 million are payable by Downey Financial Corp. to Downey Financial Capital Trust I ("Trust"), a wholly owned special purpose entity. The debentures carry an interest rate of 10.00% and are due September 15, 2029. We may redeem, in whole or in part, the junior subordinated debentures before their maturity at a redemption price of 100% of their principal

Page 43	Navigation Links

amount plus accrued and unpaid interest on or after July 23, 2004. For further information regarding the junior subordinated debentures and the associated capital securities (formerly consolidated), see Note 17 of Notes to the Consolidated Financial Statements on page 93.

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate in real estate joint ventures through our wholly-owned subsidiary, DSL Service Company. Our real estate joint ventures do not require consolidation as a result of applying the provisions of the recently issued Financial Accounting Standards Board Interpretation 46 (revised December 2003). For further information regarding this interpretation, see Newly Adopted Accounting Principles on page 62. For further information regarding our real estate joint venture partnerships, see Note 6 of Notes to the Consolidated Financial Statements on page 84.

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instrument are recorded on-balance sheet. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 45, Contractual Obligations and Other Commitments on page 60 and Note 22 of Notes to the Consolidated Financial Statements on page 100.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 45, Contractual Obligations and Other Commitments on page 60 and Note 22 of Notes to the Consolidated Financial Statements on page 100.

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

Page 44	Navigation Links

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

          In addition to the interest rate risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. Although we continue to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders’ equity, depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. We generally do not enter into hedging contracts for speculative purposes.

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

Page 45	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2003, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	December 31, 2003

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$569,421	$23,245	$222,204	$66	$3,711	$818,647
Loans and mortgage-backed securities: (b)
Loans secured by real estate:
Residential:
Adjustable	8,086,071	343,498	1,451,870	-	-	9,881,439
Fixed	215,629	20,663	54,892	5,869	1,111	298,164
Commercial real estate	26,456	5,661	10,955	4,040	260	47,372
Construction	52,082	-	-	-	-	52,082
Land	12,852	7	51	608	-	13,518
Non-mortgage loans:
Commercial	2,755	-	-	-	-	2,755
Consumer	98,866	1,527	453	-	-	100,846
Mortgage-backed securities	334	-	-	-	-	334

Total loans and mortgage-backed securities	8,495,045	371,356	1,518,221	10,517	1,371	10,396,510

Total interest-earning assets	$9,064,466	$394,601	$1,740,425	$10,583	$5,082	$11,215,157

Transaction accounts:
Non-interest-bearing checking	$429,743	$-	$-	$-	$-	$429,743
Interest-bearing checking (c)	462,733	-	-	-	-	462,733
Money market (d)	142,418	-	-	-	-	142,418
Regular passbook (d)	4,036,464	-	-	-	-	4,036,464

Total transaction accounts	5,071,358	-	-	-	-	5,071,358
Certificates of deposit (e)	1,277,333	438,723	1,506,344	-	-	3,222,400

Total deposits	6,348,691	438,723	1,506,344	-	-	8,293,758
FHLB advances and real estate notes	975,000	134,100	987,050	33,161	-	2,129,311
Junior subordinated debentures	-	-	-	-	123,711	123,711

Total deposits and borrowings	$7,323,691	$572,823	$2,493,394	$33,161	$123,711	$10,546,780

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$1,740,775	$(178,222)	$(752,969)	$(22,578)	$(118,629)	$668,377
Cumulative gap	1,740,775	1,562,553	809,584	787,006	668,377
Cumulative gap–as a percentage of total assets:
December 31, 2003	14.95%	13.42%	6.95%	6.76%	5.74%
December 31, 2002	16.80	12.53	9.33	5.79	4.83
December 31, 2001	12.01	4.76	7.91	4.71	3.86

(a) Includes FHLB stock and Investment in Downey Financial Capital Trust I. Based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.

Page 46	Navigation Links

          Our six-month gap at December 31, 2003 was a positive 14.95%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to a positive six-month gap of 16.80% at December 31, 2002 and 12.01% at December 31, 2001. We originated and purchased for investment approximately $5.0 billion during 2003, $4.7 billion during 2002 and $3.4 billion during 2001 of loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less. These loans represented approximately 99% during 2003, 2002 and 2001 of all loans and mortgage-backed securities originated and purchased for investment during these periods.

          At December 31, 2003 and 2002, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to 99% at December 31, 2001. At December 31, 2003, $10.0 billion or 99% of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $10.1 billion or 98% at December 31, 2002 and $9.3 billion or 96% at December 31, 2001. During 2004, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We primarily originate fixed rate loans for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgages. However, we may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet required yield and other approved guidelines. For further information, see Secondary Marketing and Loan Servicing Activities on page 5.

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

          In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, are calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once the base case has been estimated, we make calculations for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2003 and 2002. Since we base these estimates upon numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

	2003		2002

	Percentage Change in		Percentage Change in

Change in Interest Rates	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(In Basis Points)	Income (a)	Value (b)	Income (a)	Value (b)

+200	(3.9)%	10.9%	(4.8)%	21.0%
+100	(1.9)	6.1	(2.4)	10.7
(100)	0.8	(8.3)	1.6	(13.4)
(200) (c)	N/A	N/A	N/A	N/A

(a) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(b) The percentage change in this column represents the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.
(c) The change in interest rates is not applicable due to their low level.

Page 47	Navigation Links

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2003. This data differs from that in the gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. Our assets and liabilities that do not have a stated maturity date, such as certain deposits, are considered to be long term in nature and are reported in the "thereafter" column. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations, and historically, the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various fixed-rate and variable-rate assets and liabilities presented are based on the actual rates that existed at December 31, 2003. The fair value of our financial instruments is determined as follows:

  Fed funds and FHLB Stock equal their book values due to their short-term repricing characteristics.
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
  Junior subordinated debentures are based upon the closing stock price of the associated capital securities published in financial information services or newspapers and may be called at our option beginning in July of 2004.

The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures. Although we have taken into consideration our historical prepayment trends adjusted for current market conditions to determine expected maturity categories, prepayment features are triggered by changes in the market rates of interest. Unexpected changes may increase the rate of prepayments above those anticipated. As such, the potential loss from such market rate changes may be significantly larger.

Page 48	Navigation Links
	Expected Maturity Date at December 31, 2003 (a)

							Total	Fair
(Dollars in Thousands)	2004	2005	2006	2007	2008	Thereafter	Balance	Value

Investment securities and stock (b)	$469,577	$63,958	$53,764	$100,372	$4,110	$126,866	$818,647	$818,799
Weighted average interest rate	2.78%	2.65%	3.60%	4.06%	3.00%	4.00%	3.17%
Loans held for sale (c)	279,657	-	-	-	-	-	279,657	283,587
Weighted average interest rate	5.51%	-%	-%	-%	-%	-%	5.51%
Mortgage-backed securities
available for sale	53	45	39	41	27	129	334	334
Weighted average interest rate	3.66%	3.66%	3.66%	3.66%	3.66%	3.66%	3.66%
Loans held for investment:
Loans secured by real estate:
Residential:
Adjustable	1,538,948	1,183,838	943,674	784,208	653,947	4,687,170	9,791,785	9,963,268
Weighted average interest rate	4.53%	4.54%	4.55%	4.56%	4.57%	4.58%	4.56%
Fixed	48,366	26,872	14,940	8,333	4,670	8,070	111,251	114,688
Weighted average interest rate	7.37%	7.31%	7.21%	7.03%	6.74%	6.52%	7.22%
Other	50,395	35,760	5,107	4,425	3,901	13,384	112,972	118,081
Weighted average interest rate	6.30%	6.34%	6.77%	6.80%	6.80%	6.78%	6.43%
Non-mortgage:
Commercial	732	196	-	-	-	1,827	2,755	3,270
Weighted average interest rate	5.10%	5.08%	-%	-%	-%	5.01%	5.04%
Consumer	3,287	447	35	93,987	-	-	97,756	99,220
Weighted average interest rate	7.46%	7.42%	7.41%	7.41%	-%	-%	7.41%
Interest-bearing advances to
joint ventures	15,320	-	-	-	-	-	15,320	15,320
Weighted average interest rate	10.00%	-%	-%	-%	-%	-%	10.00%
Expected rate lock commitments (d)	95	-	-	-	-	-	95	2,316
MSR’s and loan servicing portfolio (e)	14,796	12,789	10,469	8,487	6,907	28,727	82,175	82,314

Total interest-sensitive assets	$2,421,226	$1,323,905	$1,028,028	$999,853	$673,562	$4,866,173	$11,312,747	$11,501,197

Transaction accounts:
Non-interest-bearing checking	$78,492	$64,155	$52,437	$42,860	$35,032	$156,767	$429,743	$429,743
Interest-bearing checking (f)	84,517	69,080	56,463	46,150	37,721	168,802	462,733	462,733
Money market	26,012	21,261	17,378	14,204	11,610	51,953	142,418	142,418
Regular passbook	737,252	602,594	492,532	402,572	329,043	1,472,471	4,036,464	4,036,464

Total transaction accounts	926,273	757,090	618,810	505,786	413,406	1,849,993	5,071,358	5,071,358
Weighted average interest rate	0.94%	0.94%	0.94%	0.94%	0.94%	0.94%	0.94%
Certificates of deposit	1,716,056	683,107	322,433	384,298	116,506	-	3,222,400	3,209,015
Weighted average interest rate	1.57%	2.74%	3.52%	4.66%	3.17%	-%	2.44%
Undesignated loan forward sale contracts	137	-	-	-	-	-	137	137
Designated forward sale contracts	1,310	-	-	-	-	-	1,310	1,310
FHLB advances and real estate notes	1,109,100	415,750	76,300	65,000	430,000	33,161	2,129,311	2,157,534
Weighted average interest rate	1.67%	3.75%	4.72%	5.01%	5.42%	4.03%	3.08%
Junior subordinated debentures	-	-	-	-	-	123,711	123,711	125,280
Weighted average interest rate	-%	-%	-%	-%	-%	10.00%	10.00%

Total deposits and borrowings	$3,752,876	$1,855,947	$1,017,543	$955,084	$959,912	$2,006,865	$10,548,227	$10,564,634

(a) Expected maturities are contractual maturities adjusted for prepayments of principal. We use a number of assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on our historical experience adjusted for current market conditions. Our average projected constant prepayment rate ("CPR") is 49.5% on our fixed-rate and 27.9% on our adjustable rate mortgage portfolio for interest-earning assets, excluding investment securities which are not subject to prepayment except for call provisions, if any. For deposits, in accordance with standard industry practice and our own historical experience, we have applied "decay factors," used to estimate deposit runoff, of 20.0% per year. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.
(b) Included FHLB stock and Investment in Downey Financial Capital Trust I.
(c) Included capitalized basis adjustment reflecting the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
(d) At December 31, 2003, the carrying value reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding. The estimated fair value also includes the initial value at rate lock of $0.6 million and the value of mortgage servicing rights of $1.6 million not to be recognized in the financial statements until the expected loans are sold.
(e) The estimated fair value included mortgage servicing rights acquired prior to January 1, 1996 when we began capitalizing the asset.
(f) Included amounts swept into money market deposit accounts.

Page 49	Navigation Links

          For further information regarding the sensitivity of our mortgage servicing rights to changes in interest rates, see Note 11 of Notes to Consolidated Financial Statements on page 88. For further information regarding commitments, contingencies and hedging activities, see Note 22 of Notes to Consolidated Financial Statements on page 100.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	December 31,

	2003	2002	2001	2000	1999

Weighted average yield: (a)
Loans and mortgage-backed securities	4.61%	5.83%	7.15%	8.45%	7.67%
Federal Home Loan Bank stock	4.18	5.24	5.31	5.52	5.60
Investment securities	3.02	3.07	3.54	6.45	6.12

Interest-earning assets yield	4.51	5.72	6.98	8.36	7.62

Weighted average cost:
Deposits	1.52	2.31	3.65	5.56	4.72
Borrowings:
Federal Home Loan Bank advances	3.08	3.88	3.73	6.26	5.77
Real estate notes	6.63	-	7.88	8.12	7.88
Junior subordinated debentures	10.00	10.00	10.00	10.00	10.00

Total borrowings	3.46	4.31	4.20	6.48	6.00

Combined funds cost	1.94	2.63	3.74	5.75	5.05

Interest rate spread	2.57%	3.09%	3.24%	2.61%	2.57%

(a) Excludes adjustments for non-accrual loans, and amortization of net deferred costs to originate loans, premiums and discounts.

          The weighted average yield on our loan portfolio declined to 4.61% at December 31, 2003, from 5.83% at December 31, 2002. The weighted average rate on new loans originated during 2003 was 4.43%, compared to 5.43% during 2002 and 6.18% during 2001. At December 31, 2003, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $9.8 billion with a weighted average rate of 4.55%, compared to $9.9 billion with a weighted average rate of 5.75% at December 31, 2002 and $9.0 billion with a weighted average rate of 7.11% at December 31, 2001.

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets totaled $49 million at December 31, 2003, down from $80 million at December 31, 2002 and $93 million at December 31, 2001. The decrease in our non-performing assets during 2003 was primarily attributed to declines in our residential one-to-four unit subprime category of $17 million and prime category of $14 million. Of the total, real estate acquired in settlement of loans represented $6 million at December 31, 2003, down from $12 million at December 31, 2002 and $15 million at December 31, 2001. Our non-performing assets as a percentage of total assets was 0.42% at year-end 2003, down from 0.67% at year-end 2002 and 0.83% at year-end 2001.

Page 50	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	December 31,

(Dollars in Thousands)	2003	2002	2001	2000	1999

Non-accrual loans:
Residential one-to-four units	$26,325	$34,504	$43,210	$20,746	$15,590
Residential one-to-four units – subprime	15,980	32,263	31,166	22,296	13,914
Other	523	681	2,668	1,708	3,477

Total non-accrual loans	42,828	67,448	77,044	44,750	32,981
Troubled debt restructure – below market rate (a)	-	-	203	206	-
Real estate acquired in settlement of loans	5,803	12,360	15,366	9,942	5,899
Repossessed automobiles	-	6	19	76	314

Total non-performing assets	$48,631	$79,814	$92,632	$54,974	$39,194

Allowance for loan losses:
Amount	$30,330	$34,999	$36,120	$34,452	$38,342
As a percentage of non-performing loans	70.82%	51.89%	46.76%	76.63%	116.25%
Non-performing assets as a percentage of total assets	0.42	0.67	0.83	0.50	0.42

(a) Represented one residential one-to-four unit loan.

          It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this by either working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances on the loans. For a discussion on our internal asset review policy, refer to Allowance for Losses on Loans and Real Estate on page 54.

          At December 31, 2003, $13 million of our non-performing assets were located outside of California, compared to $23 million outside of California a year ago.

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

Non-Accrual Loans

          It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2003, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2003, non-accrual loans aggregating $13 million were less than 90 days delinquent relative to their contractual terms.

Troubled Debt Restructurings

          We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2003, we had no troubled debt restructurings.

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $6 million at December 31, 2003.

Page 51	Navigation Links

Delinquent Loans

          When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, we normally record a notice of default to commence foreclosure proceedings, so long as we have given any required prior notice to the borrower. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee’s sale, we may then sell the property at a foreclosure sale. In general, if we have elected to pursue a non-judicial foreclosure, we are not permitted under applicable law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. At these foreclosure sales, we generally acquire title to the property.

          At December 31, 2003, loans delinquent 30 days or more as a percentage of total loans was 0.59%, down from 0.86% at year-end 2002 and 1.10% at year-end 2001. The decrease from the prior year occurred in all of our delinquent categories, most notably within our residential one-to-four unit categories. As a percentage of its loan category, residential one-to-four units decreased from 0.59% at year-end 2002 to 0.48% at year-end 2003, while subprime residential one-to-four units decreased from 2.80% at year-end 2002 to 1.84% at year-end 2003. A higher incidence of delinquency is expected on subprime loans as these borrowers have a history of delinquencies for which we charge higher interest rates to compensate for that risk. In addition, the loan-to-value ratio on these loans is generally lower thereby providing more equity protection against loss.

Page 52	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	December 31,

	2003				2002

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$15,501	$7,244	$20,081	$42,826	$19,881	$8,066	$27,333	$55,280
One-to-four units – subprime	6,084	2,801	9,283	18,168	8,971	5,944	23,831	38,746
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	21,585	10,045	29,364	60,994	28,852	14,010	51,164	94,026
Non-mortgage:
Commercial	-	-	428	428	-	-	466	466
Automobile	34	4	7	45	98	13	4	115
Other consumer	41	22	88	151	48	47	211	306

Total delinquent loans	$21,660	$10,071	$29,887	$61,618	$28,998	$14,070	$51,845	$94,913

Delinquencies as a percentage of total loans	0.20%	0.10%	0.29%	0.59%	0.26%	0.13%	0.47%	0.86%

	2001				2000

Loans secured by real estate:
Residential:
One-to-four units	$19,170	$12,797	$33,449	$65,416	$12,400	$8,611	$15,246	$36,257
One-to-four units – subprime	13,159	9,104	20,958	43,221	7,300	7,658	14,427	29,385
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	32,329	21,901	54,407	108,637	19,700	16,269	29,673	65,642
Non-mortgage:
Commercial	-	-	1,163	1,163	-	-	-	-
Automobile	174	85	46	305	393	26	151	570
Other consumer	356	62	173	591	98	29	246	373

Total delinquent loans	$32,859	$22,048	$55,789	$110,696	$20,191	$16,324	$30,070	$66,585

Delinquencies as a percentage of total loans	0.33%	0.22%	0.55%	1.10%	0.20%	0.16%	0.30%	0.66%

	1999

Loans secured by real estate:
Residential:
One-to-four units	$8,630	$3,889	$12,793	$25,312
One-to-four units – subprime	7,867	3,069	7,935	18,871
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	16,497	6,958	20,728	44,183
Non-mortgage:
Commercial	-	-	-	-
Automobile	4,758	674	717	6,149
Other consumer	679	42	114	835

Total delinquent loans	$21,934	$7,674	$21,559	$51,167

Delinquencies as a percentage of total loans	0.25%	0.09%	0.24%	0.58%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Page 53	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to our evaluation is our internal asset review process.

          Our Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all our assets. Our Internal Asset Review Committee is responsible for the review and classification of assets. The Internal Asset Review Committee members include the Chief Internal Asset Review Officer, President and Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Lending Officer, General Counsel and Director of Compliance/Risk Management. The Internal Asset Review Committee meets quarterly to review and to determine asset classifications and to recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the Internal Asset Review Committee or the Chief Internal Asset Review Officer as delegated by the Committee. The Chief Internal Asset Review Officer reports quarterly to the Audit Committee of the Board of Directors regarding overall asset quality, the adequacy of valuation allowances on classified assets and our adherence to policies and procedures regarding asset classification and valuation.

          We use an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. Our current asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk for determining the valuation allowance at a point in time. We currently use a six grade system to classify our assets. The current grades are:

  pass;
  watch;
  special mention;
  substandard;
  doubtful; and
  loss.

          We consider substandard, doubtful and loss assets "classified assets" for regulatory purposes. A brief description of these classifications follows:

  The pass classification represents a level of credit quality which contains no well-defined deficiency or weakness.
  The watch classification identifies an asset that currently contains no well-defined deficiency or weakness, but warrants close monitoring—e.g., loans to facilitate the sale of real estate acquired in settlement of loans. This category may also be used for assets upgraded from lower classifications where continuing monitoring is deemed appropriate.
  A special mention asset does not currently expose us to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management’s close attention.
  Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
  An asset classified doubtful has all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. We consider doubtful to be a temporary classification until resolution of pending weakness issues enables us to more clearly define the potential for loss.
Page 54	Navigation Links
  That portion of an asset classified as loss is considered uncollectible and of so little value that its continuance as an asset, without establishment of a specific valuation allowance, is not warranted. A loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer writing off or providing for all or a portion of the asset even though partial recovery may occur. We will generally classify as loss the balance of the asset that is greater than the net fair value of the asset unless we can expect payment from another source. Therefore, the amount of an asset classified as loss reflects the total of specific valuation allowances established for the particular asset. Specific valuation allowances are not includable in determining the Bank’s total regulatory capital.

          The OTS has the authority to require us to change our asset classifications. If the change results in an asset being classified in whole or in part as loss, a specific allowance must be established against the amount so classified or that amount must be charged off. OTS guidelines set forth quantitative benchmarks as a starting point for the determination of appropriate levels of general valuation allowances. The OTS directs its examiners to rely on management’s estimates of adequate general valuation allowances if the Bank’s process for determining adequate allowances is deemed to be sound.

          The allowances for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We have implemented and use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific large loans (loans over $5 million), we evaluate the allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios, unless an individual loan or borrower relationship warrants separate analysis. Given the above evaluations, the amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance.

          We utilize the asset classifications from our internal asset review process in the following manner to determine the amount of our allowances:

  General valuation allowances: This element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Generally, we believe that borrowers are impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss. Examples of such loss-causing events would be job loss, divorce or medical crisis in the case of single family residential and consumer loans, or loss of a major tenant in the case of commercial real estate loans. We determine general valuation allowances by applying factors that take into consideration past loss experience and asset duration for each major asset type to the associated asset balance.
  Allocated allowances: This element relates to assets with well-defined deficiencies or weaknesses (i.e., assets classified special mention, substandard, doubtful or loss). We calculate losses on an ongoing basis by credit classification for each major asset type. Factors based upon those loss statistics are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then we record a specific allowance for the amount of that difference.
  Unallocated allowance: This element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.
Page 55	Navigation Links

          During 2003, we reversed $3.7 million of provision for loan losses, compared to an expense of $0.9 million in 2002. The current year reversal reflected both an improvement in our credit quality and a decline in our loan portfolio. Our net loan charge-offs and the reversal of provision for loan losses resulted in a decline of $4.7 million in our allowance for loan losses to $30.3 million at December 31, 2003. The decline in our allowance primarily reflected a decline of $3.2 million in general valuation allowances to $23.6 million. Allocated allowances declined by $1.5 million, primarily in our single-family portfolio. There was no change in our unallocated allowance of $2.8 million.

          During 2002, our provision for loan losses was $0.9 million, down $1.6 million from 2001. Our net loan charge-offs exceeded the provision for loan losses by $1.1 million resulting in a decline in our allowance for loan losses to $35.0 million at December 31, 2002. The decline in our allowance reflected a decline of $1.1 million in general valuation allowances to $26.7 million. Allocated allowances increased by $0.1 million in our single-family portfolio and $0.1 million in our commercial non-mortgage portfolio, which was partially offset by a $0.2 million decline in our commercial real estate mortgage portfolio. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the years indicated.

(In Thousands)	2003	2002	2001	2000	1999

Balance at beginning of year	$34,999	$36,120	$34,452	$38,342	$31,517
Provision (reduction)	(3,718)	939	2,564	3,251	11,270
Charge-offs	(1,139)	(2,231)	(1,348)	(1,749)	(5,535)
Recoveries	188	171	452	419	1,090
Transfers (a)	-	-	-	(5,811)	-

Balance at end of year	$30,330	$34,999	$36,120	$34,452	$38,342

(a) Reduction in 2000 was due to the sale of subsidiary.

          Net loan charge-offs were $1.0 million in 2003, down from $2.1 million in 2002, but up slightly from $0.9 million in 2001. The decline from a year ago primarily reflected a $1.2 million charge-off in 2002 of a commercial real estate loan for which a short-pay was accepted in full consideration of the loan.

Page 56	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the years indicated.

(Dollars in Thousands)	2003	2002	2001	2000	1999

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$462	$435	$530	$352	$393
One-to-four units – subprime	388	166	344	383	187
Five or more units	-	-	-	-	-
Commercial real estate	-	1,188	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	20	-	-	-	-
Automobile	54	104	197	832	4,795
Other consumer	215	338	277	182	160

Total gross loan charge-offs	1,139	2,231	1,348	1,749	5,535

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	164	111	267	19	-
One-to-four units – subprime	-	-	166	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	1	250	250
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	4	47	4	136	831
Other consumer	20	13	14	14	9

Total gross loan recoveries	188	171	452	419	1,090

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	298	324	263	333	393
One-to-four units – subprime	388	166	178	383	187
Five or more units	-	-	-	-	-
Commercial real estate	-	1,188	(1)	(250)	(250)
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	20	-	-	-	-
Automobile	50	57	193	696	3,964
Other consumer	195	325	263	168	151

Total net loan charge-offs	$951	$2,060	$896	$1,330	$4,445

Net loan charge-offs as a percentage of
average loans	0.01%	0.02%	0.01%	0.01%	0.06%

Page 57	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	December 31,

	2003			2002			2001

		Gross	Allowance		Gross	Allowance		Gross	Allowance
		Loan	Percentage		Loan	Percentage		Loan	Percentage
		Portfolio	to Loan		Portfolio	to Loan		Portfolio	to Loan
(Dollars in Thousands)	Allowance	Balance	Balance	Allowance	Balance	Balance	Allowance	Balance	Balance

Loans secured by real estate:
Residential:
One-to-four units	$17,040	$8,737,471	0.20%	$18,562	$8,647,197	0.21%	$19,033	$7,699,061	0.25%
One-to-four units – subprime	5,382	988,039	0.54	8,642	1,386,113	0.62	9,633	1,506,719	0.64
Five or more units	697	92,928	0.75	80	10,640	0.75	84	11,179	0.75
Commercial real estate	1,127	49,286	2.29	1,364	71,415	1.91	1,848	112,509	1.64
Construction	1,257	105,706	1.19	1,223	103,547	1.18	1,005	84,942	1.18
Land	209	16,855	1.24	636	53,538	1.19	274	22,028	1.24
Non-mortgage:
Commercial	460	4,975	9.25	586	15,021	3.90	573	22,017	2.60
Automobile	38	3,823	0.99	100	11,641	0.86	277	24,529	1.13
Other consumer	1,320	95,319	1.38	1,006	56,782	1.77	593	50,908	1.16
Not specifically allocated	2,800	-	-	2,800	-	-	2,800	-	-

Total loans held for investment	$30,330	$10,094,402	0.30%	$34,999	$10,355,894	0.34%	$36,120	$9,533,892	0.38%

	2000			1999

Loans secured by real estate:
Residential:
One-to-four units	$15,254	$7,655,238	0.20%	$12,913	$6,155,399	0.21%
One-to-four units – subprime	10,157	1,743,914	0.58	9,876	1,639,401	0.60
Five or more units	146	19,460	0.75	184	21,055	0.87
Commercial real estate	2,935	164,604	1.78	2,439	148,327	1.64
Construction	1,390	118,165	1.18	2,075	176,487	1.18
Land	332	26,880	1.24	843	67,631	1.25
Non-mortgage:
Commercial	442	21,721	2.03	334	26,667	1.25
Automobile (a)	269	39,614	0.68	6,259	399,789	1.57
Other consumer	727	60,653	1.20	619	49,344	1.25
Not specifically allocated	2,800	-	-	2,800	-	-

Total loans held for investment	$34,452	$9,850,249	0.35%	$38,342	$8,684,100	0.44%

(a) The decline during 2000 primarily reflects the sale of subsidiary.

Impaired Loans

          We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We carry impaired loans at either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the net fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that we collectively evaluate for impairment. Generally, loans we collectively review for impairment include all single family loans and performing multi-family and non-residential loans having principal balances of less than $5 million, unless an individual loan or borrower relationship warrants separate analysis.

          In determining impairment, we consider large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the fair value of the loan’s collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows, discounted at the loan’s effective rate. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan. We include impairment losses in the allowance for loan losses through a charge to provision for loan losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for loan losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. At December 31, 2003, the recorded investment in loans for which we have recognized impairment totaled $12 million, down

Page 58	Navigation Links

from $13 million at December 31, 2002. The total allowance for losses related to these loans was $1 million for both December 31, 2003 and 2002. During 2003, the total interest recognized on the impaired portfolio was $1.4 million, compared to $1.3 million in 2002. For further information regarding impaired loans, see Note 5 of the Notes to Consolidated Financial Statements on page 82.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the years indicated.

(In Thousands)	2003	2002	2001	2000	1999

Balance at beginning of year	$725	$759	$800	$797	$810
Provision (reduction)	(16)	1,154	(41)	3	(13)
Charge-offs	-	(1,188)	-	-	-
Recoveries	-	-	-	-	-

Balance at end of year	$709	$725	$759	$800	$797

          The provision of $1.2 million during 2002 and resultant $1.2 million charge-off related to a commercial real estate loan for which a short-pay was accepted in full consideration.

          In addition to losses charged against the allowance for loan losses, we have maintained a valuation allowance for losses on real estate and joint ventures held for investment. The provision in 2003 is related to one property under construction. The provision reductions in the previous two years were, in general, due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood shopping center investments and to a reduction in the investment in certain joint venture investments.

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the years indicated.

(In Thousands)	2003	2002	2001	2000	1999

Balance at beginning of year	$908	$2,690	$2,997	$2,131	$7,717
Provision (reduction)	528	(448)	(307)	866	(3,666)
Charge-offs	-	(1,334)	-	-	(1,920)
Recoveries	-	-	-	-	-

Balance at end of year	$1,436	$908	$2,690	$2,997	$2,131

          We do not maintain an allowance for real estate acquired in settlement of loans as we record the related individual assets at the lower of cost or fair value and any losses are recorded as a direct write-off to net operations.

Capital Resources and Liquidity

          Our sources of funds include deposits, advances from the FHLB and other borrowings; proceeds from the sale of loans, mortgage-backed securities and real estate; payments from loans and mortgage-backed securities and sales of loan servicing; and income from other investments. Interest rates, real estate sales activity and general economic conditions significantly affect repayments on loans and mortgage-backed securities and deposit inflows and outflows.

          Our primary sources of funds generated during 2003 were from:

  principal repayments of $4.8 billion —including prepayments, but excluding our refinances of our existing loans—on loans and mortgage-backed securities;
  sales and maturities of $672 million in U.S. Treasury securities, agency obligations and other investment securities available for sale;
  a net increase of $505 million in FHLB advances and other borrowings; and
  a net decrease of $372 million in our loans held for sale.
Page 59	Navigation Links

          We used these funds for the following purposes:

  to originate and purchase $4.6 billion of loans held for investment, excluding refinances of our existing loans;
  to fund a $945 million decline in deposits; and
  to purchase $900 million of U.S. Treasury securities, agency obligations and other investment securities available for sale.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At December 31, 2003, our FHLB borrowings totaled $2.1 billion, representing 18.2% of total assets. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year end, to borrow an additional $2.5 billion. To the extent 2004 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or other sources. As of December 31, 2003, we had commitments to borrowers for short-term rate locks, not including expected fallout, of $740 million, undisbursed loan funds and unused lines of credit of $240 million, operating leases of $17 million and commitments to invest in affordable housing funds of $3 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At December 31, 2003, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $70 million.

          On July 24, 2002, our Board of Directors authorized a share repurchase program of up to $50 million of our common stock. To fund this program, the Bank paid a special $50 million dividend during 2002 to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well as market conditions in general. To-date, a total of 306,300 shares have been repurchased at an average price of $39.73. There have been no shares repurchased since the fourth quarter of 2002 and, at December 31, 2003, $38 million of the original authorization remains available for future purchases.

          Stockholders’ equity totaled $917 million at December 31, 2003, up from $823 million at December 31, 2002 and $734 million at December 31, 2001.

Contractual Obligations and Other Commitments

          Through the normal course of operations, we have entered into certain contractual obligations and other commitments. Our obligations generally relate to funding of our operations through deposits and borrowings as well as leases for premises and equipment, and our commitments generally relate to our lending operations.

          We have obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable. Currently, we have no significant vendor contractual obligations.

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

          We receive collateral to support commitments for which collateral is deemed necessary. The most

Page 60	Navigation Links

significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with us.

          We enter into derivative financial instruments as part of our interest rate risk management process, primarily related to our sale of loans in the secondary market. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 45 and Note 22 of Notes to the Consolidated Financial Statements on page 100.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. There were no repurchases or indemnification losses related to such defects in 2003 and there were $1.8 million of loans repurchased and $0.1 million of indemnification losses in 2002. These sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale’s date. We reserved less than $1 million at both December 31, 2003 and 2002 to cover the estimated loss exposure related to early payoffs. See Note 22 of Notes to the Consolidated Financial Statements on page 100.

          At December 31, 2003, scheduled maturities of certificates of deposit, FHLB advances and junior subordinated debentures, secondary marketing activities, loans held for investment, future operating minimum lease commitments and other contractual obligations were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$1,716,056	$1,005,540	$500,804	$-	$3,222,400
FHLB advances and real estate notes	1,109,100	492,050	495,000	33,161	2,129,311
Junior subordinated debentures (a)	-	-	-	123,711	123,711
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	163,737	-	-	-	163,737
Associated forward sale contracts	153,436	-	-	-	153,436
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	279,657	-	-	-	279,657
Associated forward sale contracts	279,009	-	-	-	279,009
Commitments to originate loans held for investment:
Adjustable	528,981	-	-	-	528,981
Fixed	-	-	-	-	-
Undisbursed loan funds and unused lines of credit	40,643	12,686	-	186,897	240,226
Operating leases	4,474	7,244	3,753	1,497	16,968
Commitments to invest in affordable housing funds	-	-	-	3,153	3,153

Total obligations and commitments	$4,275,093	$1,517,520	$999,557	$348,419	$7,140,589

(a) These securities may be called at our option beginning in July of 2004.

Page 61	Navigation Links

Regulatory Capital Compliance

          Our core and tangible capital ratios were both 7.96% and our risk-based capital ratio was 15.55% at December 31, 2003. These levels are up from ratios of 6.92% for both core and tangible capital and 14.08% for risk-based capital at December 31, 2002, and continue to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of December 31, 2003.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$963,215			$963,215		$963,215
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(29,229)			(29,229)		(29,229)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(8,217)			(8,217)		(8,217)
Unrealized gains on securities available for sale	(807)			(807)		(807)
Additions:
General loss allowance – investment in
DSL Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (a)	-			-		29,825

Regulatory capital	922,542	7.96%		922,542	7.96%	952,367	15.55%
Well capitalized requirement	173,796	1.50	(b)	579,320	5.00	612,607	10.00	(c)

Excess	$748,746	6.46%		$343,222	2.96%	$339,760	5.55%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 15.06%.

Newly Adopted Accounting Principles

Statement of Financial Accounting Standards No. 146

          Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Statement of Financial Accounting Standards No. 148

          Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148"), amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of our accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Presently, we do not intend to adopt the fair value method. For further in formation regarding our accounting for stock options, see Note 1 on page 72 and Note 19 on page 96 of Notes to the Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 149

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

Page 62	Navigation Links

June 30, 2003, and for hedging relationships designated after June 30, 2003. The financial impact of SFAS 149 did not have a material effect on us.

Statement of Financial Accounting Standards No. 150

          Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 has not had a material financial impact on us.

Financial Accounting Standards Board Interpretation 46

          Financial Accounting Standards Board ("FASB") Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all Special Purpose Entities ("SPEs") by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in variable interest entities that are not SPEs are required to be applied by the first reporting period that ends after March 15, 2004. We have no business interests that require consolidation as a result of applying the provisions of FIN 46R. For further information regarding our real estate joint venture partnerships, see Note 6 on page 84.

Capital Securities (Formerly Consolidated)

          Downey Financial Capital Trust I ("Trust"), an entity established by Downey Financial Corp. for the purpose of issuing capital securities, was previously reported on a consolidated basis, with the capital securities issued by the Trust shown on the balance sheet consistent with generally accepted accounting principles. As of December 31, 2003, in accordance with FIN 46R (revised December 2003), the Trust is no longer reported on a consolidated basis. Therefore, the capital securities of $120 million no longer appear on the balance sheet. Instead, the junior subordinated debentures of $124 million payable by Downey Financial Corp. to the Trust and the investment in the Trust’s common stock of $4 million are separately reported. This change primarily impacted the balance sheet and had no effect on reported net income. Additionally, as permitted by generally accepted accounting principles, prior period data has been restated to conform to the new basis of presentation.

Current Accounting Issues

Interest Rate Lock Derivatives

          In accordance with SFAS 149, expected interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with SFAS 133. All other interest rate lock commitments are excluded from SFAS 133, pursuant to SFAS 149. In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. The FASB will determine if it is appropriate to recognize an asset component when measuring the value of the interest rate lock derivative. No timetable has been established yet for the completion of this project.

          In the meantime, in a speech given by a Securities and Exchange Commission ("SEC") staff member in December 2003, it was expressed that the SEC staff’s view for valuing interest rate lock derivatives is that they are written options in which a liability should be recognized initially, with the offsetting debit (to the extent that consideration is not received) recorded as SFAS 133 losses in net gains on sales of loans and mortgage-backed securities. Subsequent to initial measurement, the commitments would be valued like other written options. That is, the amount would always be reported as a liability until expiration or termination of the commitment. The speech directed compliance with this accounting policy guidance by the first reporting period beginning after March 15, 2004.

          Currently, we do not recognize an asset on the initial day of an interest rate lock derivative, but we do recognize an asset component when market interest rates drop below the committed interest rate. If generally accepted accounting principles are changed to reflect the SEC’s views, the timing of the gain recognition inherent within our interest rate lock derivatives would be delayed until the anticipated loans are sold. Generally, loans held

Page 63	Navigation Links

for sale are sold within 60 to 90 days after the initial recognition of the interest rate lock derivative. The provisions for the SEC’s accounting policy guidance are to be applied prospectively.

          At December 31, 2003, we had assets recorded for interest rate lock derivatives of $0.1 million and capitalized basis adjustment to loans held for sale of $0.3 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At December 31, 2002, assets were recorded for interest rate lock derivatives of $5.4 million and capitalized basis adjustment to loans held for sale of $2.1 million. The offsetting credit to these assets was recorded as SFAS 133 gains in net gains on sales of loans and mortgage-backed securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 45.

Page 64	Navigation Links

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page 65	Navigation Links

Independent Auditors’ Report

The Board of Directors and Stockholders

Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Downey’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
January 16, 2004

Page 66	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Balance Sheets

	December 31,

(Dollars in Thousands, Except Per Share Data)	2003	2002

Assets
Cash	$111,667	$123,524
Federal funds	1,500	2,555

Cash and cash equivalents	113,167	126,079
U.S. Treasury securities, agency obligations and other investment securities
available for sale, at fair value	690,347	457,864
Municipal securities held to maturity, at amortized cost (estimated fair value
of $6,135 at December 31, 2002)	-	6,149
Loans held for sale, at lower of cost or fair value	279,657	652,052
Mortgage-backed securities available for sale, at fair value	334	2,253
Loans receivable held for investment	10,116,519	10,322,637
Investments in real estate and joint ventures	35,716	33,890
Real estate acquired in settlement of loans	5,803	12,360
Premises and equipment	110,316	113,536
Federal Home Loan Bank stock, at cost	123,089	117,563
Investment in Downey Financial Capital Trust I	3,711	3,711
Mortgage servicing rights, net	82,175	57,729
Other assets	85,146	76,055

	$11,645,980	$11,981,878

Liabilities and Stockholders’ Equity
Deposits	$8,293,758	$9,238,350
Federal Home Loan Bank advances	2,125,150	1,624,084
Real estate notes	4,161	-
Junior subordinated debentures	123,711	123,711
Accounts payable and accrued liabilities	63,584	102,549
Deferred income taxes	118,598	70,080

Total liabilities	10,728,962	11,158,774

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued and outstanding 28,235,022 and 27,928,722 shares, respectively,
at both December 31, 2003 and 2002	282	282
Additional paid-in capital	93,792	93,792
Accumulated other comprehensive income (loss)	807	(1,422)
Retained earnings	834,307	742,622
Treasury stock, at cost, 306,300 shares at December 31, 2003 and 2002	(12,170)	(12,170)

Total stockholders’ equity	917,018	823,104

	$11,645,980	$11,981,878

See accompanying notes to consolidated financial statements.

Page 67	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,

(Dollars in Thousands, Except Per Share Data)	2003	2002	2001

Interest income
Loans receivable	$504,480	$612,762	$782,784
U.S. Treasury securities and agency obligations	12,502	9,682	15,392
Mortgage-backed securities	61	3,637	726
Other investments	5,407	6,957	9,479

Total interest income	522,450	633,038	808,381

Interest expense
Deposits	161,825	244,541	424,855
Federal Home Loan Bank advances	59,306	60,936	65,776
Real estate notes	171	-	17
Junior subordinated debentures	12,535	12,535	12,535

Total interest expense	233,837	318,012	503,183

Net interest income	288,613	315,026	305,198
Provision for (reduction of) loan losses	(3,718)	939	2,564

Net interest income after provision for (reduction of) loan losses	292,331	314,087	302,634

Other income, net
Loan and deposit related fees	53,076	47,220	50,486
Real estate and joint ventures held for investment, net	9,835	10,250	3,885
Secondary marketing activities:
Loan servicing loss, net	(27,060)	(39,629)	(11,373)
Net gains on sales of loans and mortgage-backed securities	61,436	45,860	22,432
Net gains on sales of mortgage servicing rights	23	331	934
Net losses on trading securities	(10,449)	-	-
Net gains on sales of investment securities	8	219	329
Litigation award	2,851	-	-
Other	1,222	2,803	2,215

Total other income, net	90,942	67,054	68,908

Operating expense
Salaries and related costs	134,610	119,514	99,935
Premises and equipment costs	32,261	30,694	26,016
Advertising expense	3,712	4,418	4,410
SAIF insurance premiums and regulatory assessments	3,205	3,078	3,051
Professional fees	2,383	1,435	5,452
Other general and administrative expense	31,828	27,505	23,632

Total general and administrative expense	207,999	186,644	162,496
Net operation of real estate acquired in settlement of loans	(929)	11	239
Amortization of excess cost over fair value of branch acquisitions	-	-	457

Total operating expense	207,070	186,655	163,192

Income before income taxes	176,203	194,486	208,350
Income taxes	74,462	82,193	88,169

Net income	$101,741	$112,293	$120,181

PER SHARE INFORMATION
Basic	$3.64	$3.99	$4.26

Diluted	$3.64	$3.99	$4.25

Cash dividends declared and paid	$0.36	$0.36	$0.36

Weighted average diluted shares outstanding	27,963,449	28,173,659	28,271,103

See accompanying notes to consolidated financial statements.

Page 68	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,

(In Thousands)	2003	2002	2001

Net income	$101,741	$112,293	$120,181

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	(207)	61	705
Mortgage-backed securities available for sale, at fair value	(21)	935	(714)
Reclassification of realized gains included in net income	(5)	(284)	(190)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	996	(11,434)	(5,981)
Reclassification of realized losses included in net income	1,466	9,539	5,254

Total other comprehensive income (loss), net of income taxes (benefits)	2,229	(1,183)	(926)

Comprehensive income	$103,970	$111,110	$119,255

Consolidated Statements of Stockholders’ Equity

			Accumulated
		Additional	Other
(Dollars in Thousands, Except Per	Common	Paid-in	Comprehensive	Retained	Treasury
Share Data)	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balances at December 31, 2000	$282	$93,239	$687	$530,428	$-	$624,636
Cash dividends, $0.36 per share	-	-	-	(10,156)	-	(10,156)
Exercise of stock options	-	161	-	-	-	161
Unrealized losses on securities
available for sale	-	-	(199)	-	-	(199)
Unrealized losses on cash flow hedges	-	-	(727)	-		(727)
Net income	-	-	-	120,181	-	120,181

Balances at December 31, 2001	282	93,400	(239)	640,453	-	733,896
Cash dividends, $0.36 per share	-	-	-	(10,124)	-	(10,124)
Exercise of stock options	-	392	-	-	-	392
Unrealized gains on securities
available for sale	-	-	712	-	-	712
Unrealized losses on cash flow hedges	-	-	(1,895)	-	-	(1,895)
Purchase of treasury stock	-	-	-	-	(12,170)	(12,170)
Net income	-	-	-	112,293	-	112,293

Balances at December 31, 2002	282	93,792	(1,422)	742,622	(12,170)	823,104
Cash dividends, $0.36 per share	-	-	-	(10,056)	-	(10,056)
Unrealized losses on securities
available for sale	-	-	(233)	-	-	(233)
Unrealized gains on cash flow hedges	-	-	2,462	-	-	2,462
Net income	-	-	-	101,741	-	101,741

Balances at December 31, 2003	$282	$93,792	$807	$834,307	$(12,170)	$917,018

See accompanying notes to consolidated financial statements.

Page 69	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2003	2002	2001

Cash flows from operating activities
Net income	$101,741	$112,293	$120,181
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	87,239	61,840	49,009
Provision for losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures, mortgage
servicing rights and other assets	9,029	37,712	13,366
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights, trading and investment securities, real estate and
other assets	(69,527)	(55,046)	(26,019)
Interest capitalized on loans (negative amortization)	(8,531)	(25,615)	(31,576)
Federal Home Loan Bank stock dividends	(5,526)	(4,424)	(6,783)
Loans originated for sale	(6,223,868)	(6,172,572)	(4,823,938)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	6,615,373	6,036,671	4,539,068
(Increase) decrease in other, net	(88,631)	(4,687)	18,509

Net cash provided by (used for) operating activities	417,299	(13,828)	(148,183)

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other
investment securities available for sale	15,275	92,137	29,139
Mortgage-backed securities available for sale	-	1,080,491	-
Wholly owned real estate and real estate acquired in settlement
of loans	24,102	41,811	11,141
Proceeds from maturities of U.S. Treasury securities, agency
obligations and other investment securities available for sale	656,724	525,440	462,545
Purchase of:
U.S. Treasury securities, agency obligations and other investment
securities available for sale	(899,522)	(674,740)	(584,244)
Mortgage-backed securities available for sale	-	(1,014,098)	(115,597)
Loans receivable held for investment	(705,887)	(466,702)	(94,980)
Premises and equipment	(15,298)	(20,369)	(25,548)
Originations of loans receivable held for investment (net of refinances of $389,360 for the year ended December 31, 2003, $287,166 for the year ended December 31, 2002 and $255,997 for the year ended
December 31, 2001)	(3,930,536)	(3,987,922)	(3,043,924)
Principal payments on loans receivable held for investment and
mortgage-backed securities available for sale	4,824,628	3,675,999	3,465,689
Net change in undisbursed loan funds	50,190	60,342	(9,930)
Investments in real estate held for investment	(4,332)	(18,134)	(5,860)
Other, net	3,866	4,318	4,007

Net cash provided by (used for) investing activities	19,210	(701,427)	92,438

See accompanying notes to consolidated financial statements.

Page 70	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,

(In Thousands)	2003	2002	2001

Cash flows from financing activities
Net increase (decrease) in deposits	$(944,592)	$618,784	$536,877
Proceeds from FHLB advances and other borrowings	11,680,361	7,220,550	3,914,900
Repayments of FHLB advances and other borrowings	(11,175,134)	(7,119,178)	(4,370,760)
Purchase of treasury stock	-	(12,170)	-
Proceeds from exercise of stock options	-	392	161
Cash dividends	(10,056)	(10,124)	(10,156)

Net cash provided by (used for) financing activities	(449,421)	698,254	71,022

Net increase (decrease) in cash and cash equivalents	(12,912)	(17,001)	15,277
Cash and cash equivalents at beginning of period	126,079	143,080	127,803

Cash and cash equivalents at end of period	$113,167	$126,079	$143,080

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$234,478	$318,665	$512,657
Income taxes	44,142	73,459	77,995
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	10,929	2,928	7,454
Loans transferred from held for investment to held for sale	3,655	-	-
Loans transferred from held for investment to wholly owned real estate		-	15,688
Loans exchanged for mortgage-backed securities	5,642,483	5,104,433	3,816,171
Real estate acquired in settlement of loans	14,429	25,208	25,743
Loans to facilitate the sale of real estate acquired in settlement of loans	5,973	15,163	10,063

See accompanying notes to consolidated financial statements.

Page 71	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Downey Financial Corp. and subsidiaries ("Downey") include all accounts of Downey Financial Corp. and the consolidated accounts of all subsidiaries, including Downey Savings and Loan Association, F.A. ("Bank"). All significant intercompany balances and transactions have been eliminated.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for losses on loans, real estate and mortgage servicing rights ("MSRs") and the valuation of expected rate lock commitments. Management believes that the allowances established for losses on loans, real estate and MSRs are adequate and that the valuation of expected rate lock commitments are reasonable. While management uses available information to recognize losses on loans, real estate and MSRs and to value expected rate lock commitments, future changes to the allowances or valuations may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey’s allowances for losses on loans, real estate and MSRs and valuation of expected rate lock commitments. Such agencies may require Downey to recognize changes to the allowances or valuations based on their judgments about information available to them at the time of their examination.

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

Newly Adopted Accounting Principles

Statement of Financial Accounting Standards No. 146

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

Page 72	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Statement of Financial Accounting Standards No. 148

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148"), amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of Downey’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Presently, Downey does not intend to adopt the fair value method. For further information regarding our accounting for stock options, see Note 19.

Statement of Financial Accounting Standards No. 149

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

Statement of Financial Accounting Standards No. 150

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 has not had a material financial impact on Downey.

Financial Accounting Standards Board Interpretation 46

Financial Accounting Standards Board ("FASB") Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all Special Purpose Entities ("SPEs") by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in variable interest entities that are not SPEs are required to be applied by the first reporting period that ends after March 15, 2004. Downey has no business interests that require consolidation as a result of applying the provisions of FIN 46R. For further information regarding Downey’s real estate joint venture partnerships, see Note 6.

Capital Securities (Formerly Consolidated)

Downey Financial Capital Trust I ("Trust"), an entity established by Downey Financial Corp. for the purpose of issuing capital securities, was previously reported on a consolidated basis, with the capital securities issued by the Trust shown on the balance sheet consistent with generally accepted accounting principles.

Page 73	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

As of December 31, 2003, in accordance with FIN 46R, the Trust is no longer reported on a consolidated basis. Therefore, the capital securities of $120 million no longer appear on the balance sheet. Instead, the junior subordinated debentures of $124 million payable by Downey Financial Corp. to the Trust and the investment in the Trust’s common stock of $4 million are separately reported. This change primarily impacted the balance sheet and had no effect on reported net income. Additionally, as permitted by generally accepted accounting principles, prior period data has been restated to conform to the new basis of presentation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit with maturities three months or less and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Mortgage-Backed Securities Purchased Under Resale Agreements, U.S. Treasury Securities and Agency Obligations, Other Investment Securities, Municipal Securities and Mortgage-Backed Securities

Downey has established written guidelines and objectives for its investing activities. At the time of purchase of a mortgage-backed security purchased under resale agreement, U.S. Treasury security and agency obligation, other investment security, municipal security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey’s investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

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

Available for Sale

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date or contractual maturity and, in the case of mortgage-backed securities, adjusted for anticipated prepayments. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Realized gains and losses on the sale of securities available for sale, determined using the specific identification method and recorded on a trade date basis, are reflected in earnings.

Held for Trading

Securities held for trading are carried at fair value. Realized and unrealized gains and losses are reflected in earnings.

Page 74	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Derivatives and Hedges

Derivative financial instruments are recorded at fair value and reported as either assets or liabilities on the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings or other comprehensive income, net of tax, if they qualify for hedge accounting and if the hedge is highly effective in achieving offsetting changes in the cash flows of the asset or liability being hedged. Derivative instruments designated in a hedge relationship to mitigate exposure to the variability in fair values or expected future cash flows are considered fair value hedges or cash flow hedges, respectively. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge.

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

Gains or Losses on Sales of Loans and Mortgage Servicing Rights ("MSRs")

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

Allowance for MSR Losses

The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate and default and interest rates for mortgages.

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

Page 75	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

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

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems adequate to cover inherent losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific large loans (loans over $5 million), management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, Downey reviews all loans under $5 million by analyzing their performance and composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios, unless an individual loan or borrower relationship warrants separate analysis. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to loans with no well-defined deficiency or weakness and are determined by applying against such loans factors for each major loan category that consider past loss experience and loan duration. Allocated allowances relate to loans with well-defined deficiencies or weaknesses and are generally determined by loss factors that consider past loss experience for such loans or are determined by the excess of the recorded investment in the loan over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other factors such as prevailing and forecasted economic conditions.

Downey considers a loan to be impaired when, based upon current information and events, it believes it is probable that Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, Downey considers large non-homogeneous loans with the following characteristics: non-accrual loans, debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. Downey bases the measurement of collateral dependent impaired loans on the fair value of the loan’s collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan’s effective rate. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

In the opinion of management, and in accordance with the loan loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable loan losses. Additions and reductions to the allowances are reflected in current operations. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate owned and the fair value of the property is less than the loan balance. Recoveries are credited to the allowance.

For regulatory capital purposes, the Bank’s general allowance for loan losses is included to a limit of 1.25% of regulatory risk-weighted assets.

Page 76	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

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

Downey utilizes the equity method of accounting for investments in joint ventures, as they do not meet consolidation requirements. All intercompany profits are eliminated.

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

Real Estate Acquired in Settlement of Loans

Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value, net of an allowance for estimated selling costs, on the date of foreclosure and a loan charge-off is recorded, if necessary. After that, the individual assets are recorded at the lower of cost or fair value. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

Premises and Equipment

Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases.

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

Securities Sold Under Agreements to Repurchase

Downey enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in Downey’s consolidated financial statements. The securities collateralizing reverse repurchase agreements are delivered to several major national brokerage firms who arranged the transactions. These securities are reflected as assets in Downey’s consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to Downey at the maturity of the agreements.

Page 77	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

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

Treasury Stock

Downey applies the cost method of accounting for treasury stock. The cost method requires Downey to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the balance sheet. The treasury stock account is increased for the cost of the shares acquired and is reduced upon reissuance at cost on a first-in-first-out basis. If the treasury shares are reissued at a price in excess of the acquisition cost, the excess is added to paid-in capital from treasury stock. If the treasury shares are reissued at less than acquisition cost, the deficiency is treated first as a reduction of any paid-in capital related to previous reissuances or retirements. If the balance in paid-in capital from treasury stock is insufficient to absorb the deficiency, the remainder is recorded as a reduction of retained earnings.

Stock Option Plan

Downey records compensation expense on the date of grant only if the current market price of the underlying stock exceeded the exercise price rather than recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, Downey’s net income and income per share would have been reduced to the pro forma amounts indicated for the years below:

(In Thousands, Except Per Share Data)	2003	2002	2001

Net income:
As reported	$101,741	$112,293	$120,181
Stock based compensation expense, net of tax	-	(13)	(36)

Pro forma	101,741	112,280	120,145
Earnings per share – Basic:
As reported	$3.64	$3.99	$4.26
Pro forma	3.64	3.99	4.26
Earnings per share – Diluted:
As reported	3.64	3.99	4.25
Pro forma	3.64	3.99	4.25

As of December 31, 2002, stock-based compensation would have been fully expensed over the vesting period of the stock options granted, if Downey had recorded stock-based compensation expense.

Per Share Information

Two earnings per share ("EPS") measures are presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings, excluding common shares in treasury.

Page 78	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Current Accounting Issues

Interest Rate Lock Derivatives

In accordance with SFAS 149, expected interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with SFAS 133. All other interest rate lock commitments are excluded from SFAS 133, pursuant to SFAS 149. In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. The FASB will determine if it is appropriate to recognize an asset component when measuring the value of the interest rate lock derivative. No timetable has been established yet for the completion of this project.

In the meantime, in a speech given by a Securities and Exchange Commission ("SEC") staff member in December 2003, it was expressed that the SEC staff’s view for valuing interest rate lock derivatives is that they are written options in which a liability should be recognized initially, with the offsetting debit (to the extent that consideration is not received) recorded as SFAS 133 losses in net gains on sales of loans and mortgage-backed securities. Subsequent to initial measurement, the commitments would be valued like other written options. That is, the amount would always be reported as a liability until expiration or termination of the commitment. The speech directed compliance with this accounting policy guidance by the first reporting period beginning after March 15, 2004.

Currently, Downey does not recognize an asset on the initial day of an interest rate lock derivative, but does recognize an asset component when market interest rates drop below the committed interest rate. If generally accepted accounting principles are changed to reflect the SEC’s views, the timing of the gain recognition inherent within Downey’s interest rate lock derivatives would be delayed until the anticipated loans are sold. Generally, loans held for sale are sold within 60 to 90 days after the initial recognition of the interest rate lock derivative. The provisions for the SEC’s accounting policy guidance are to be applied prospectively.

At December 31, 2003, Downey had assets recorded for interest rate lock derivatives of $0.1 million and capitalized basis adjustment to loans held for sale of $0.3 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At December 31, 2002, assets were recorded for interest rate lock derivatives of $5.4 million and capitalized basis adjustment to loans held for sale of $2.1 million. The offsetting credit to these assets was recorded as SFAS 133 gains in net gains on sales of loans and mortgage-backed securities.

Page 79	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(2) U.S. Treasury Securities, Agency Obligations and Other Investment Securities Available for Sale

The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury and agency securities	$688,612	$1,839	$170	$690,281
Other investment securities	66	-	-	66

December 31, 2003	$688,678	$1,839	$170	$690,347

U.S. Treasury and agency securities	$455,761	$2,036	$-	$457,797
Other investment securities	67	-	-	67

December 31, 2002	$455,828	$2,036	$-	$457,864

At December 31, 2003, all of these investment securities contained call provisions ranging from January 7, 2004 until maturity.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2003 are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and agency securities	$47,550	$170	$-	$-	$47,550	$170
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$47,550	$170	$-	$-	$47,550	$170

The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale at December 31, 2003, by contractual maturity, are shown below.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	89,652	89,605
Due after five years	599,026	600,742

Total	$688,678	$690,347

Proceeds, gross realized gains and losses on the sales of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

(In Thousands)	2003	2002	2001

Proceeds	$15,275	$65,993	$29,139

Gross realized gains	$8	$675	$329

Gross realized losses	$-	$456	$-

Net unrealized gains on investment securities available for sale were recognized in stockholders’ equity as accumulated other comprehensive income in the amount of $1.7 million, or $1.0 million net of income taxes, at December 31, 2003, compared to net unrealized gains of $2.0 million, or $1.2 million net of income taxes, at December 31, 2002.

Page 80	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(3) Loans and Mortgage-Backed Securities Purchased Under Resale Agreements and Other Investment Securities Held to Maturity

Loans and Mortgage-Backed Securities Purchased Under Resale Agreements

There were no outstanding loans or mortgage-backed securities purchased under resale agreements at December 31, 2003 or 2002. The average interest rate and balance of such transactions was 1.17% and $19 million, respectively, during 2003 and 1.80% and $4 million, respectively, during 2002. The maximum amount outstanding at any month-end during 2003 was $100 million and $10 million during 2002.

Municipal Securities Held to Maturity

The amortized cost and estimated fair value of municipal securities held to maturity are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

December 31, 2003	$-	$-	$-	$-

December 31, 2002	$6,149	$-	$14	$6,135

All of the investment at December 31, 2002 represented an industrial revenue bond on which the interest income was not subject to federal income taxes. Although the bond had a maturity in 2015, it was repaid during 2003.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated fair value of the mortgage-backed securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

December 31, 2003:
Non-agency certificates	$327	$7	$-	$334

Total	$327	$7	$-	$334

December 31, 2002:
Non-agency certificates	$2,210	$43	$-	$2,253

Total	$2,210	$43	$-	$2,253

Net unrealized gains on mortgage-backed securities available for sale were recognized in stockholders’ equity as accumulated other comprehensive income in the amount of $7,000, or $4,000 net of income taxes, at December 31, 2003 and $43,000, or $25,000 net of income taxes, at December 31, 2002.

Included in our mortgage-backed securities available for sale results are loans originated for sale that are exchanged with government-sponsored agencies for mortgage-backed securities collateralized by these loans. Gains and losses are not recorded on exchange until the securities are sold to a third party, usually the same day.

Page 81	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Proceeds, gross realized gains and losses on the sales of mortgage-backed securities available for sale are summarized as follows:

(In Thousands)	2003	2002	2001

Proceeds	$5,680,924	$6,187,799	$3,798,775

Gross realized gains	$67,838	$39,951	$24,507

Gross realized losses	$9,652	$6,974	$5,030

(5) Loans Receivable

Loans receivable are summarized as follows:

	December 31,

(In Thousands)	2003	2002

Held for investment:
Loans secured by real estate:
Residential:
One-to-four units	$8,737,471	$8,647,197
One-to-four units – subprime	988,039	1,386,113
Five or more units	92,928	10,640
Commercial real estate	49,286	71,415
Construction	105,706	103,547
Land	16,855	53,538
Non-mortgage:
Commercial	4,975	15,021
Automobile	3,823	11,641
Other consumer	95,319	56,782

Total loans receivable held for investment	10,094,402	10,355,894
Increase (decrease) for:
Undisbursed loan funds	(56,543)	(95,002)
Net deferred costs and premiums	108,990	96,744
Allowance for losses	(30,330)	(34,999)

Total loans held for investment, net	$10,116,519	$10,322,637

Held for sale:
Loans secured by real estate:
Residential one-to-four units	$276,295	$649,964
Other consumer	3,090	-
Capitalized basis adjustment (a)	272	2,088

Total loans held for sale, net	$279,657	$652,052

(a) Reflected the change in fair value of the rate lock derivative from the commitment date to the date of funding.

At December 31, 2003, over 95% of the real estate securing Downey’s loans was located in California.

The combined weighted average interest yield on loans receivable held for investment and sale was 4.61% and 5.83% at December 31, 2003 and 2002, respectively, and averaged 4.83%, 5.93% and 7.80% during 2003, 2002 and 2001, respectively.

Most of our adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments. At December 31, 2003, loans with negative amortization represented 73% of Downey’s adjustable rate one-to-four unit residential portfolio, of which $48 million represented the amount of negative amortization included in the loan balance. This compares to 75% and $112 million, respectively, at December 31, 2002.

Page 82	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A summary of activity in the allowance for loan losses for loans receivable held for investment during 2003, 2002 and 2001 follows:

					Not
	Real			Other	Specifically
(In Thousands)	Estate	Commercial	Automobile	Consumer	Allocated	Total

Balance at December 31, 2000	$30,214	$442	$269	$727	$2,800	$34,452
Provision for loan losses	2,103	131	201	129	-	2,564
Charge-offs	(874)	-	(197)	(277)	-	(1,348)
Recoveries	434	-	4	14	-	452

Balance at December 31, 2001	31,877	573	277	593	2,800	36,120
Provision for (reduction of)
loan losses	308	13	(120)	738	-	939
Charge-offs	(1,789)	-	(104)	(338)	-	(2,231)
Recoveries	111	-	47	13	-	171

Balance at December 31, 2002	30,507	586	100	1,006	2,800	34,999
Provision for (reduction of)
loan losses	(4,109)	(106)	(12)	509	-	(3,718)
Charge-offs	(850)	(20)	(54)	(215)	-	(1,139)
Recoveries	164	-	4	20	-	188

Balance at December 31, 2003	$25,712	$460	$38	$1,320	$2,800	$30,330

Net charge-offs represented 0.01%, 0.02% and 0.01% of average loans for 2003, 2002 and 2001, respectively.

All impaired loans at December 31, 2003, 2002 and 2001 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

	Carrying	Specific	Net
(In Thousands)	Value	Allowance	Balance

December 31, 2003:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	12,485	-	12,485

Total impaired loans	$12,485	$-	$12,485

December 31, 2002:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	12,714	-	12,714

Total impaired loans	$12,714	$-	$12,714

December 31, 2001:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	13,201	-	13,201

Total impaired loans	$13,201	$-	$13,201

The average recorded investment in impaired loans totaled $13 million in 2003 and $15 million in 2002. During 2003, total interest recognized on the impaired loan portfolio was $1.4 million, compared to $1.3 million in 2002 and $1.7 million in 2001.

The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $43 million and $67 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, we had no troubled debt restructurings.

Page 83	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Interest due on non-accrual loans, but excluded from interest income, was approximately $1.5 million at December 31, 2003, compared to $2.6 million at December 31, 2002 and $3.4 million at December 31, 2001.

Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At both December 31, 2003 and 2002, the Bank had extended loans to two of its directors and their associates totaling $20 million. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2003 and 2002:

(In Thousands)	2003	2002

Balance at beginning of period	$20,164	$21,479
Additions	343	445
Repayments	(961)	(1,760)

Balance at end of period	$19,546	$20,164

(6) Investments in Real Estate and Joint Ventures

Investments in real estate and joint ventures are summarized as follows:

	December 31,

(In Thousands)	2003	2002

Gross investments in real estate (a)	$24,383	$23,643
Accumulated depreciation	(5,463)	(5,673)
Allowance for losses	(1,436)	(908)

Investments in real estate	17,484	17,062

Investments in and interest bearing advances to joint ventures	18,232	16,703
Note receivable from sale of land	-	125

Investments in joint ventures	18,232	16,828

Total investments in real estate and joint ventures	$35,716	$33,890

(a) Included $1.0 million invested in low income housing.

The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of less than $1 million and general valuation allowances of less than $1 million, at December 31, 2003:

(In Thousands)	California	Arizona	Total

Shopping centers	$8,390	$8,624	$17,014
Residential (a)	19,244	-	19,244
Land	188	-	188

Total real estate before general valuation allowance	$27,822	$8,624	36,446
General valuation allowance			(730)

Net investment in real estate and joint ventures			$35,716

(a) Included $1.0 million invested in low income housing.

Page 84	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A summary of real estate and joint venture operations included in Downey’s results of operations follows:

(In Thousands)	2003	2002	2001

Wholly owned operations:
Rental operations:
Rental income	$2,576	$3,624	$3,235
Costs and expenses	(1,363)	(1,522)	(990)

Net rental operations	1,213	2,102	2,245
Net gains on sales of wholly owned real estate	3,317	1,200	129
(Provision for) reduction of losses on real estate	(528)	448	307

Total wholly owned operations	4,002	3,750	2,681

Joint venture operations:
Equity in net income from joint ventures	4,379	5,476	736
Provision for losses provided by DSL Service Company	-	-	-

Net joint venture operations	4,379	5,476	736
Interest from joint venture advances	1,454	1,024	468

Total joint venture operations	5,833	6,500	1,204

Total	$9,835	$10,250	$3,885

Activity in the allowance for losses on investments in real estate and joint ventures for 2003, 2002 and 2001 is as follows:

	Real Estate	Shopping
	Held for	Centers	Investments
	or Under	Held for	In Joint
(In Thousands)	Development	Investment	Ventures	Total

Balance at December 31, 2000	$1,062	$430	$1,505	$2,997
Reduction of estimated losses	(29)	(278)	-	(307)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Transfers (a)	-	1,505	(1,505)	-

Balance at December 31, 2001	1,033	1,657	-	2,690
Reduction of estimated losses	(90)	(358)	-	(448)
Charge-offs	(840)	(494)	-	(1,334)
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2002	103	805	-	908
Provision for estimated losses	-	528	-	528
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2003	$103	$1,333	$-	$1,436

(a) Transfer due to a settlement of litigation with former joint venture partners wherein we became the sole owner of two shopping centers.

Page 85	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed financial information of joint ventures reported on the equity method is as follows:

Condensed Combined Balance Sheets - Joint Ventures

	December 31,

(In Thousands)	2003	2002

Assets
Cash	$6,915	$4,071
Projects under development	37,945	44,170
Other assets	4,581	574

	$49,441	$48,815

Liabilities and Equity
Liabilities:
Notes payable to the Bank	$-	$20,742
Notes payable to others	22,244	-
Other	4,412	9,981
Equity:
DSL Service Company (a)	18,232	16,828
Other partners (b)	4,553	1,264

Net equity	22,785	18,092

	$49,441	$48,815

(a) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(b) The aggregate other partners’ equity of $5 million and $1 million at December 31, 2003 and 2002, respectively, represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey’s internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company’s investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. No valuation allowances were required at both December 31, 2003 and 2002.

Condensed Combined Statements of Operations - Joint Ventures

(In Thousands)	2003	2002	2001

Real estate sales:
Sales	$52,495	$38,520	$1,009
Cost of sales	(44,519)	(26,758)	(333)

Net gains on sales	7,976	11,762	676

Rental operations:
Rental income	-	182	2,741
Operating expenses	(84)	(239)	(363)
Interest, depreciation and other expenses	9	(2,056)	(2,165)

Net income (loss) on rental operations	(75)	(2,113)	213

Net income	7,901	9,649	889
Less other partners’ share of net income	3,522	4,173	153

DSL Service Company’s share of net income	4,379	5,476	736
Provision for losses provided by DSL Service Company	-	-	-

DSL Service Company’s share of net income	$4,379	$5,476	$736

Page 86	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(7) Real Estate Acquired in Settlement of Loans

The type and amount of real estate acquired in settlement of loans is summarized as follows:

	December 31,

(In Thousands)	2003	2002

Residential one-to-four units	$3,657	$9,681
Residential one-to-four units – subprime	2,146	2,679

Total real estate acquired in settlement of loans	$5,803	$12,360

A summary of net operation of real estate acquired in settlement of loans included in Downey’s results of operations follows:

(In Thousands)	2003	2002	2001

Net gains on sales	$(2,026)	$(2,231)	$(1,811)
Net operating expense	753	1,634	1,533
Provision for estimated losses	344	608	517

Net operations of real estate acquired in settlement of loans	$(929)	$11	$239

(8) Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,

(In Thousands)	2003	2002

Land	$25,858	$25,808
Building and improvements	101,192	99,236
Furniture, fixtures and equipment	97,517	88,602
Construction in progress	104	1,119
Other	107	62

Total premises and equipment	224,778	214,827
Accumulated depreciation and amortization	(114,462)	(101,291)

Total premises and equipment, net	$110,316	$113,536

Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend. Rental expense was $4.5 million in 2003, $3.8 million in 2002 and $2.8 million in 2001. The following table summarizes future minimum rental commitments under noncancelable leases.

(In Thousands)

2004	$4,474
2005	4,003
2006	3,241
2007	2,426
2008	1,327
Thereafter (a)	1,497

Total future lease commitments	$16,968

(a) There are no lease commitments beyond the year 2011, though options to renew at that time are available.

Page 87	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(9) Federal Home Loan Bank Stock

The Bank’s required investment in FHLB stock, based on December 31, 2003 financial data, was $106 million. The investment in FHLB stock amounted to $123 million and $118 million at December 31, 2003 and 2002, respectively. A new capital plan of the FHLB was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. Each member is required to own stock in an amount equal to the greater of 1% of membership asset value or 4.7% of FHLB advances. Based on December 31, 2003 financial data, the required investment in FHLB stock under the new capital plan would be $100 million, which Downey exceeds and could be required to sell back the excess to the FHLB of San Francisco at their discretion.

(10) Investment in Downey Financial Capital Trust I

Downey owns all of the issued and outstanding common securities of Downey Financial Capital Trust I ("Trust") totaling $4 million. The Trust was established by Downey for the purpose of issuing capital securities and using the net proceeds from the sale to make investments in the Bank and for other general corporate purposes. For information regarding the Trust, see Note 17.

(11) Mortgage Servicing Rights

The following table summarizes the activity in mortgage servicing rights and its related allowance for the years indicated and other related financial data:

(Dollars in Thousands)	2003	2002	2001

Gross balance at beginning of period	$90,584	$65,630	$46,214
Additions	61,110	53,236	44,391
Amortization	(24,774)	(14,435)	(9,813)
Sales	-	(1,354)	(7,826)
Impairment write-down	(31,737)	(12,493)	(7,336)

Gross balance at end of period	95,183	90,584	65,630

Allowance balance at beginning of period	32,855	8,735	5,483
Provision for impairment	11,890	36,613	10,588
Impairment write-down	(31,737)	(12,493)	(7,336)

Allowance balance at end of period	13,008	32,855	8,735

Total mortgage servicing rights, net	$82,175	$57,729	$56,895

As a percentage of associated mortgage loans	0.89%	0.72%	1.06%
Estimated fair value (a)	82,314	57,736	58,047
Weighted average expected life (in months)	59	43	82
Custodial account earnings rate	1.65%	1.61%	4.36%
Weighted average discount rate	8.95	8.35	9.16

At period end
Mortgage loans serviced for others:
Total	$9,313,948	$8,316,236	$5,805,811
With capitalized mortgage servicing rights: (a)
Amount	9,268,308	8,036,393	5,379,513
Weighted average interest rate	5.79%	6.51%	6.97%

Custodial account balances	$232,562	$378,560	$192,067

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.

Page 88	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of mortgage servicing rights, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impact the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. Also summarized is the earnings impact associated with provisions for or reductions of the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans such as term and interest rate. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$22,917	$4,987	$(1,671)	$22,209
Reduction of (increase in) valuation allowance	12,157	3,359	(2,474)	12,190

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(42,006)	(4,554)	2,203	(45,919)
Reduction of (increase in) valuation allowance	(41,867)	(4,415)	2,301	(45,779)

(a) The weighted-average expected life of the mortgage servicing rights portfolio is 82 months.
(b) The weighted-average expected life of the mortgage servicing rights portfolio is 25 months.

The following table presents a breakdown of the components of loan servicing income (loss) included in Downey’s results of operations for the years indicated:

(In Thousands)	2003	2002	2001

Net cash servicing fees	$21,215	$16,536	$11,702
Payoff and curtailment interest cost (a)	(11,611)	(5,117)	(2,674)
Amortization of MSRs	(24,774)	(14,435)	(9,813)
Provision for impairment of MSRs	(11,890)	(36,613)	(10,588)

Total loan servicing loss, net	$(27,060)	$(39,629)	$(11,373)

(a) Represents contractual obligation to pay interest at the investor’s rate from the date the loan is repaid until the funds are remitted to the investor. This does not include the benefit of the use of repaid loan funds to reduce borrowings and its associated interest expense, which is reported in net interest income.

Page 89	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(12) Other Assets

Other assets are summarized as follows:

	December 31,

(In Thousands)	2003	2002

Income tax refund receivable	$31,538	$-
Accrued interest receivable	36,290	46,894
Prepaid expenses	8,043	12,572
Expected rate lock commitments	95	5,386
Excess of purchase price over fair value of
assets acquired and liabilities assumed, net (a)	3,150	3,150
Other	6,030	8,053

Total other assets	85,146	$76,055

(a) No impairment existed at December 31, 2003 or 2002.

Based on generally accepted accounting principles, Downey ceased amortizing its goodwill starting January 1, 2002, which decreased noninterest expense and increased net income in 2003 and 2002 as compared to 2001. The following table shows the impact to net income on both an absolute and per share basis for 2003 and 2002 and the pro forma effects to 2001.

(In Thousands, Except Per Share Data)	2003	2002	2001

Amortization of excess cost over fair value of net assets acquired:
Pretax	$-	$-	$457
After-tax	-	-	264
Net income:
As reported	101,741	112,293	120,181
Add back after-tax goodwill amortization	-	-	264

Pro forma	$101,741	$112,293	$120,445

Earnings per share – Basic:
As reported	$3.64	$3.99	$4.26
Add back after-tax goodwill amortization	-	-	0.01

Pro forma	$3.64	$3.99	$4.27

Earnings per share – Diluted:
As reported	$3.64	$3.99	$4.25
Add back after-tax goodwill amortization	-	-	0.01

Pro forma	$3.64	$3.99	$4.26

Page 90	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(13) Deposits

Deposits are summarized as follows:

	December 31,

	2003		2002

	Weighted		Weighted
	Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$429,743	-%	$388,376
Interest-bearing checking (a)	0.21	462,733	0.25	422,417
Money market	1.05	142,418	1.37	120,105
Regular passbook	1.12	4,036,464	1.70	3,639,798

Total transaction accounts	0.94	5,071,358	1.41	4,570,696
Certificates of deposit:
Less than 2.00%	1.17	1,548,398	1.57	919,864
2.00-2.49	2.23	338,763	2.28	401,657
2.50-2.99	2.73	222,436	2.79	528,557
3.00-3.49	3.27	305,258	3.38	1,188,078
3.50-3.99	3.78	106,861	3.89	700,250
4.00-4.49	4.27	240,459	4.25	374,424
4.50-4.99	4.83	420,262	4.80	473,399
5.00 and greater	5.59	39,963	5.63	81,425

Total certificates of deposit	2.44	3,222,400	3.19	4,667,654

Total deposits	1.52%	$8,293,758	2.31%	$9,238,350

(a) Included amounts swept into money market accounts.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $1.1 billion and $1.6 billion at December 31, 2003 and 2002, respectively.

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2004	1.57%	$1,716,056
2005	2.74	683,107
2006	3.52	322,433
2007	4.66	384,298
2008	3.17	116,506
Thereafter	-	-

Total	2.44%	$3,222,400

The weighted average cost of deposits averaged 1.84%, 2.79% and 4.88% during 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, public funds totaled approximately $1 million and were secured by mortgage loans with a carrying value of approximately $1 million and $2 million, respectively.

Page 91	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Interest expense on deposits by type is summarized as follows:

(In Thousands)	2003	2002	2001

Interest-bearing checking (a)	$1,164	$1,391	$2,057
Money market	1,485	1,929	2,436
Regular passbook	53,109	69,113	34,553
Certificate accounts	106,067	172,108	385,809

Total deposit interest expense	$161,825	$244,541	$424,855

(a) Included amounts swept into money market deposit accounts.

Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was less than $1 million at both December 31, 2003 and 2002.

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized as follows:

(Dollars in Thousands)	2003	2002	2001

Balance at year end	$-	$-	$-
Average balance outstanding during the year	-	7,494	-
Maximum amount outstanding at any month-end during the year	-	182,358	-
Weighted average interest rate during the year	-%	1.86%	-%

The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

(15) Federal Home Loan Bank Advances

FHLB advances are summarized as follows:

(Dollars in Thousands)	2003	2002	2001

Balance at year end	$2,125,150	$1,624,084	$1,522,705
Average balance outstanding during the year	1,488,723	1,403,268	1,216,495
Maximum amount outstanding at any month-end during the year	2,125,150	1,687,431	1,763,677
Weighted average interest rate during the year	3.98%	4.33%	5.40%
Weighted average interest rate at year end	3.08	3.88	3.73
Year-end loans receivable securing advances	$2,442,239	$1,860,292	$1,791,068

In addition to the collateral securing existing advances, Downey had an additional $1.7 billion in loans available at the FHLB as collateral for any future advances as of December 31, 2003.

FHLB advances have the following maturities at December 31, 2003, and all are fixed rate:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2004	1.67%	$1,109,100
2005	3.75	415,750
2006	4.72	76,300
2007	5.01	65,000
2008	5.42	430,000
Thereafter	4.03	29,000

Total	3.08%	$2,125,150

Page 92	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(16) Real Estate Notes

As of December 31, 2003, real estate notes consisted of one long-term note payable of $4 million, which was secured by real estate valued at $7 million. The note payable bears a fixed interest rate of 6.625% for the first seven years and adjusts annually thereafter with changes tied to the 1 year CMT index plus 3.15%. The note rate will not exceed 10.625% and matures on May 1, 2013. There were no real estate notes payable as of December 31, 2002.

(17) Junior Subordinated Debentures

Junior subordinated debentures with a principal amount of $124 million are payable by Downey Financial Corp. to the Trust, a wholly owned special purpose entity. The debentures carry an interest rate of 10.00% and are due September 15, 2029. Downey may redeem, in whole or in part, the junior subordinated debentures before their maturity at a redemption price of 100% of their principal amount plus accrued and unpaid interest on or after July 23, 2004.

Capital Securities (Formerly Consolidated)

On July 23, 1999, Downey, through the Trust, issued $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. The capital securities represent undivided beneficial interests in the Trust, which was established by Downey for the purpose of issuing the capital securities. Downey owns all of the issued and outstanding common securities of the Trust aggregating $4 million. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the junior subordinated debentures issued by Downey, with an aggregate principal amount of $124 million. The sole asset of the Trust is the junior subordinated debentures. The obligations of the Trust with respect to the securities are fully and unconditionally guaranteed by Downey. The payment of distributions on the capital securities may be deferred if Downey defers payments of interest on the junior subordinated debentures. Downey will have the right, on one or more occasions, to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods. During the time Downey defers interest payments, interest on the junior subordinated debentures will continue to accrue and distributions on the capital securities will continue to accumulate and the deferred interest and deferred distributions will themselves accrue interest at an annual rate of 10.00%, compounded quarterly, to the extent permitted by applicable law.

Downey invested $108 million of the $115 million of net proceeds from the sale of the capital securities (net of underwriting discounts and commissions and other offering expenses) as additional common stock of the Bank thereby increasing the Bank’s regulatory core / tangible capital by that amount. The balance of the net proceeds have been used for general corporate purposes.

The Trust was previously reported on a consolidated basis, with the capital securities issued by the Trust shown on the balance sheet consistent with generally accepted accounting principles. As of December 31, 2003, in accordance with revised generally accepted accounting principles, the Trust is no longer reported on a consolidated basis. Therefore, the capital securities of $120 million no longer appear on the balance sheets. Instead, the junior subordinated debentures of $124 million payable by Downey Financial Corp. to the Trust and the investment in the Trust’s common stock of $4 million are separately reported. This change primarily impacted the balance sheets and had no effect on reported net income. Additionally, as permitted by generally accepted accounting principles, prior period data has been restated to conform to the new basis of presentation.

Page 93	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(18) Income Taxes

A receivable of $30 million was recorded for current income taxes at December 31, 2003 compared to a payable of $9 million at December 31, 2002. The receivable at December 31, 2003, reflects a change in the Bank’s method of accounting for loan origination costs, and includes refund claims of $28 million related to costs that were originally capitalized beginning in 2000, and would be deductible under the claims. Refund claims filed in connection with these costs have not been recorded as reductions to current income taxes, and the Bank has provided deferred taxes on these amounts to cover the potential disallowance of the claims.

Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

	December 31,

(In Thousands)	2003	2002

Deferred tax liabilities:
Deferred loan costs	$55,075	$25,546
Mortgage servicing rights, net of allowances	36,801	25,595
Tax reserves in excess of base year	20,067	20,067
FHLB stock dividends	17,976	15,739
Deferred loan fees	7,669	9,102
Equity in joint ventures	3,233	2,613
Depreciation on premises and equipment	3,113	2,775
Fair value adjustment on loans held for sale	753	-
Unrealized gains on investment securities	709	880

Total deferred tax liabilities	145,396	102,317

Deferred tax assets:
Loan valuation allowances, net of bad debt charge-offs	(14,238)	(16,136)
Deferred compensation	(2,037)	(2,073)
California franchise tax	(1,141)	(6,777)
Real estate and joint venture valuation allowances	(323)	(332)
Derivative instrument adjustment	(118)	(1,924)
Fair value adjustment on loans held for sale	-	(1,606)
Other deferred income items	(8,941)	(3,389)

Total deferred tax assets	(26,798)	(32,237)
Deferred tax assets valuation allowance	-	-

Net deferred tax liability	$118,598	$70,080

Page 94	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Income taxes are summarized as follows:

(In Thousands)	2003	2002	2001

Federal:
Current	$24,319	$33,290	$59,288
Deferred	31,018	27,785	6,071

Total federal income taxes	$55,337	$61,075	$65,359

State:
Current	$3,260	$19,380	$20,493
Deferred	15,865	1,738	2,317

Total state income taxes	$19,125	$21,118	$22,810

Total:
Current	$27,579	$52,670	$79,781
Deferred	46,883	29,523	8,388

Total income taxes	$74,462	$82,193	$88,169

A reconciliation of income taxes to the expected statutory federal corporate income taxes follows:

	2003		2002		2001

(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Expected statutory income taxes	$61,671	35.0%	$68,070	35.0%	$72,922	35.0%
California franchise tax, net of federal income
tax benefit	12,431	7.1	13,727	7.1	14,827	7.1
Increase resulting from other items	360	0.2	396	0.2	420	0.2

Income taxes	$74,462	42.3%	$82,193	42.3%	$88,169	42.3%

Downey made income and franchise tax payments, net of refunds, amounting to $44.1 million, $73.5 million and $78.0 million in 2003, 2002 and 2001, respectively.

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

Page 95	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(19) Stockholders’ Equity

Regulatory Capital

Downey is not subject to any regulatory capital requirements. However, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2003 and 2002.

			Under Prompt Corrective Action Provisions

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2003
Risk-based capital
(to risk-weighted assets)	$952,367	15.55%	$490,085	8.00%	$612,607	10.00%
Core capital
(to adjusted assets)	922,542	7.96	347,592	3.00	579,320	5.00
Tangible capital
(to adjusted assets)	922,542	7.96	173,796	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	922,542	15.06	-	- (a)	367,564	6.00

2002
Risk-based capital
(to risk-weighted assets)	$859,445	14.08%	$488,318	8.00%	$610,398	10.00%
Core capital
(to adjusted assets)	824,965	6.92	357,478	3.00	595,797	5.00
Tangible capital
(to adjusted assets)	824,965	6.92	178,739	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	824,965	13.52	-	- (a)	366,239	6.00

(a) Ratio is not specified under capital regulations.

Capital Distributions

The OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers and any other distributions charged against an institution’s capital accounts. The payment of dividends by the Bank is subject to OTS regulations. Since the Bank is owned by a holding company, the Bank is required to provide the OTS with a notice before payment of any dividend. Prior OTS approval is required to the extent the Bank would not be considered adequately capitalized under the prompt corrective action regulations of the OTS following the distribution or the amount of the dividend exceeds the Bank’s retained net income for that year to date plus retained net income for the preceding two years.

As of December 31, 2003, the Bank had the capacity to declare a dividend totaling $240 million without obtaining prior OTS approval.

Treasury Stock

On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of Downey’s common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at the discretion of Downey, and will also be contingent upon Downey’s overall financial condition, as well as market conditions in general. Since July 25, 2002, 306,300 shares of Downey’s common stock have been repurchased at an aggregate cost of $39.73 per share. No shares were reissued during the year, leaving $38 million available for future purchases.

Page 96	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

There were no shares repurchased during 2003. Common stock repurchases were as follows:

	Common Stock Repurchased
	Number of	Average	Available
	Shares	Price	Repurchases

Authorized a share repurchase program July 24, 2002	-	$-	$50,000,000
August 2002	212,300	41.04	41,287,128
November 2002	94,000	36.78	37,829,808

Balance at December 31, 2003	306,300	$39.73	$37,829,808

Employee Stock Option Plans

During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan ("LTIP"). The LTIP provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. At December 31, 2003, the Bank had 306,300 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

No shares have been granted under the LTIP since 1998.

Options outstanding under the LTIP at December 31, 2003 and 2002 are summarized as follows:

	Outstanding Options

	Number	Average
	of	Option
	Shares	Price

December 31, 2000	143,418	$22.96
Options granted	-	-
Options exercised	(7,307)	22.01
Options canceled	(15,922)	25.44

December 31, 2001	120,189	22.69
Options granted	-	-
Options exercised	(21,974)	17.83
Options canceled	(5,740)	25.44

December 31, 2002	92,475	23.67
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2003	92,475	$23.67

Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

At December 31, 2003, options for 92,475 shares were outstanding at a weighted average remaining contractual life of four years, all of which were exercisable at a weighted average option price per share of $23.67 and 131,851 shares were available for future grants under the LTIP. At December 31, 2002 and 2001, options of 76,583 and 82,667, respectively, were exercisable at a weighted average option price per share of $23.31 and $21.44, respectively.

Page 97	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Downey measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, Downey’s net income and income per share would have been reduced to the pro forma amounts indicated for the years below:

(In Thousands, Except Per Share Data)	2003	2002	2001

Net income:
As reported	$101,741	$112,293	$120,181
Stock based compensation expense, net of tax	-	(13)	(36)

Pro forma	101,741	112,280	120,145
Earnings per share – Basic:
As reported	$3.64	$3.99	$4.26
Pro forma	3.64	3.99	4.26
Earnings per share – Diluted:
As reported	3.64	3.99	4.25
Pro forma	3.64	3.99	4.25

As of December 31, 2002, stock-based compensation would have been fully expensed over the vesting period of the stock options granted, if Downey had recorded stock-based compensation expense.

(20) Earnings Per Share

Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. A reconciliation of the components used to derive basic and diluted earnings per share for 2003, 2002 and 2001 follows:

	Net	Weighted Average	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Shares Outstanding	Amount

2003:
Basic earnings per share	$101,741	27,928,722	$3.64
Effect of dilutive stock options	-	34,727	-

Diluted earnings per share	$101,741	27,963,449	$3.64

2002:
Basic earnings per share	$112,293	28,128,013	$3.99
Effect of dilutive stock options	-	45,646	-

Diluted earnings per share	$112,293	28,173,659	$3.99

2001:
Basic earnings per share	$120,181	28,211,587	$4.26
Effect of dilutive stock options	-	59,516	0.01

Diluted earnings per share	$120,181	28,271,103	$4.25

There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 98	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(21) Employee Benefit Plans

Retirement and Savings Plan

Downey amended its profit sharing plan ("Plan") and restated it in its entirety as of October 1, 1997. The Plan continues to qualify as both a profit sharing plan and a qualified cash or deferred arrangement under Internal Revenue Code Sections 401 (a) and 401 (k). Under the Plan, all employees of Downey are eligible to participate provided they are 18 years of age and have completed one year of service. Participants may contribute up to 15% of their compensation each year, subject to limitations and provisions in the Plan. Downey makes a matching contribution equal to 50% of the participant’s pretax contributions which do not exceed 6% of the participant’s annual compensation.

Prior to January 1, 2002, all employees of Downey were eligible to participate provided they were 21 years of age and had completed one year of service. Participants could contribute up to 15% of their compensation each year, subject to limitations and provisions in the Plan. Downey made a matching contribution equal to 25% of the participant’s pretax contributions which did not exceed 4% of the participant’s annual compensation. In addition, Downey made an annual discretionary profit sharing contribution to the Plan based on Downey’s net income. Allocation of the discretionary contribution was based on points credited to each eligible participant and salary. Points were credited based on the employee’s age and vested years of service.

Downey’s contributions to the Plan totaled $1.7 million for 2003, compared to $1.6 million in 2002 and $2.4 million in 2001.

Downey has a Deferred Compensation Plan for key management employees and directors. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. As of December 31, 2003, 99 management employees and eight directors were eligible to participate in the program. During 2003, 15 management employees and no directors elected to defer compensation pursuant to the plan. Downey’s expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception. At December 31, 2003, the associated liability was $2.1 million.

Group Benefit Plan

Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey’s expense for health and welfare benefits was $7.2 million, $5.8 million and $4.3 million in 2003, 2002 and 2001, respectively.

Page 99	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(22) Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

Derivatives

Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At December 31, 2003, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $164 million, with a change in fair value resulting in a gain of $0.1 million.

Hedging Activities

As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. Downey does not generally enter into derivative transactions for purely speculative purposes. Contracts designated as hedges for the forecasted sale of loans from our held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At December 31, 2003, the notional amount of forward sale contracts amounted to $428 million, with a change in fair value resulting in a loss of $1.4 million, of which $275 million were designated as cash flow hedges. There were no forward purchase contracts at December 31, 2003.

Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

During 2003, trading securities were purchased as a partial economic hedge against the value of Downey’s mortgage servicing rights. These securities are carried at fair value, with any changes in fair value reflected in earnings. Downey’s losses on trading securities totaled $10.4 million during 2003, which was offset by an increase in the value of our mortgage servicing rights that resulted in a reduction to the mortgage servicing rights valuation allowance during the same period the securities were held. No trading securities were owned as of December 31, 2003 or 2002.

Page 100	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

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

	December 31,

(In Thousands)	2003	2002

Net gains (losses) on non-qualifying hedge transactions	$(938)	$6,098
Net losses on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(938)	6,098
Other comprehensive income (loss)	2,462	(1,895)

Notional amount at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$163,737	$614,592
Associated forward sale contracts	153,436	600,294
Associated forward purchase contracts	-	50,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	279,657	652,052
Associated forward sale contracts	275,009	647,743

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

Page 101	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The following is a summary of commitments and contingent liabilities with off-balance sheet risk:

	December 31,

(In Thousands)	2003	2002

Commitments to originate loans held for investment:
Adjustable	$528,981	$249,121
Fixed	-	716
Undisbursed loan funds and unused lines of credit	240,226	189,283
Letters of credit and other contingent liabilities	-	2,662
Commitments to invest in affordable housing funds	3,153	2,400

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

In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms under terms that provide mutual payment of interest on the outstanding notional amount of the swap. These swap contracts reduce Downey’s interest rate risk between repricing assets and liabilities. No swap contracts were outstanding for any of the years presented.

Other Contractual Obligations

Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. There were no repurchases or indemnification losses related to such defects in 2003 and there were $1.8 million of loans repurchased and $0.1 million of indemnification losses in 2002. These sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale’s date. Downey reserved less than $1 million at both December 31, 2003 and 2002 to cover the estimated loss exposure related to early payoffs.

Through the normal course of operations, Downey has entered into certain contractual obligations. Downey’s obligations generally relate to the funding of operations through deposits and borrowings as well as leases for premises and equipment. Downey also has vendor contractual relationships, but the contracts are not considered to be material.

Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

Page 102	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

At December 31, 2003, scheduled maturities of certificates of deposit, FHLB advances and real estate notes, and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$1,716,056	$1,005,540	$500,804	$-	$3,222,400
FHLB advances and real estate notes	1,109,100	492,050	495,000	33,161	2,129,311
Junior subordinated debentures (a)	-	-	-	123,711	123,711
Operating leases	4,474	7,244	3,753	1,497	16,968

Total other contractual obligations	$2,829,630	$1,504,834	$999,557	$158,369	$5,492,390

(a) These securities may be called at Downey’s option beginning in July of 2004.

Litigation

Downey has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

(23) Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based upon relevant market information and other information about the financial instrument. The estimates do not necessarily reflect the price Downey might receive if it were to sell at one time its entire holding of a particular financial instrument. Because no active market exists for a significant portion of Downey’s financial instruments, fair value estimates are based upon the following methods and assumptions, some of which are subjective in nature. Changes in assumptions could significantly affect the estimates.

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

Interest-Bearing Advances to Joint Ventures

The carrying amounts approximate fair value.

Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

Investment in Downey Financial Capital Trust I

Fair value is based upon the closing stock price of the associated capital securities published in financial information services or newspapers.

Page 103	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

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

FHLB advances and real estate notes

For short-term borrowings, fair value approximates carrying value. The fair value of long-term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair values approximate carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by discount rates paid on such borrowings with similar remaining maturities.

Junior subordinated debentures

Fair value is based upon the closing stock price of the associated capital securities published in financial information services or newspapers.

Off-Balance Sheet Financial Instruments

Outstanding commitments to originate loans and mortgage-backed securities held for investment, unused lines of credit, standby letters of credit and other contingent liabilities are essentially carried at zero. See Note 22, for information concerning the notional amount of such financial instruments.

Page 104	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Based on the above methods and assumptions, the following table presents the estimated fair value of Downey’s financial instruments:

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount (a)	Fair Value	Amount (a)	Fair Value

Assets:
Cash	$111,667	$111,667	$123,524	$123,524
Federal funds	1,500	1,500	2,555	2,555
U.S. Government and agency obligations and
other investment securities available for sale	690,347	690,347	457,864	457,864
Municipal securities held to maturity	-	-	6,149	6,135
Loans held for sale (b)	279,657	283,587	652,052	668,336
Mortgage-backed securities available for sale	334	334	2,253	2,253
Loans receivable held for investment:
Loans secured by real estate:
Residential:
Adjustable	9,791,785	9,963,268	9,888,816	10,040,990
Fixed	111,251	114,688	223,625	227,344
Other	112,972	118,081	135,835	143,978
Non-mortgage loans:
Commercial	2,755	3,270	7,063	7,780
Consumer	97,756	99,220	67,298	68,882
Interest-bearing advances to joint ventures	15,320	15,320	17,734	17,734
Federal Home Loan Bank stock	123,089	123,089	117,563	117,563
Investment in Downey Financial Capital Trust I	3,711	3,863	3,711	3,966
Expected rate lock commitments (c)	95	2,316	5,386	17,423
MSRs and loan servicing portfolio (d)	82,175	82,314	57,729	58,168

Liabilities:
Deposits:
Transaction accounts	5,071,358	5,071,358	4,570,696	4,570,696
Certificates of deposit	3,222,400	3,209,015	4,667,654	4,705,950
Undesignated loan forward sale and purchase
contracts, net	137	137	4,173	4,173
Designated forward sale contracts	1,310	1,310	7,711	7,711
FHLB advances and real estate notes	2,129,311	2,157,534	1,624,084	1,681,488
Junior subordinated debentures	123,711	125,280	123,711	128,640

(a) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
(b) Included capitalized basis adjustment reflecting the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
(c) The carrying value reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding. The estimated fair value also includes the initial value at rate lock of $0.6 million and $5.1 million at December 31, 2003 and 2002, respectively, and the value of mortgage servicing rights totaling $1.6 million and $6.9 million at December 31, 2003 and 2002, respectively, both of which are not to be recognized in the financial statements until the expected loans are sold.
(d) The estimated fair value included mortgage servicing rights acquired prior to January 1, 1996 when Downey began capitalizing the asset.

Page 105	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(24) Business Segment Reporting

Downey views its business as consisting of two reportable business segments—banking and real estate investment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Downey evaluates performance based on the net income generated by each segment. Internal expense allocations between segments are independently negotiated and, where possible, service and price is measured against comparable services available in the external marketplace.

The following describes the two business segments.

Banking

The principal business activities of this segment are attracting funds from the general public and institutions and originating and investing in loans, primarily residential real estate mortgage loans, mortgage-backed securities and investment securities.

This segment’s primary sources of revenue are interest earned on mortgage loans and mortgage-backed securities, income from investment securities, gains on sales of loans and mortgage-backed securities, fees earned in connection with loans and deposits and income earned on its portfolio of loans and mortgage-backed securities serviced for investors.

This segment’s principal expenses are interest incurred on interest-bearing liabilities, including deposits and borrowings, and general and administrative costs.

Real Estate Investment

Real estate development and joint venture operations are conducted principally through the Bank’s wholly owned subsidiary, DSL Service Company.

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

This segment’s primary sources of revenue are net rental income and gains from the sale of real estate investment assets. This segment’s principal expenses are interest expense and general and administrative expense.

Page 106	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Operating Results and Assets

The following table presents the operating results and selected financial data by major business segments for 2003, 2002 and 2001:

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Year ended December 31, 2003
Net interest income (expense)	$288,740	$(127)	$-	$288,613
Reduction of loan losses	(3,718)	-	-	(3,718)
Other income	79,084	11,858	-	90,942
Operating expense	206,142	928	-	207,070
Net intercompany income (expense)	169	(169)	-	-

Income before income taxes	165,569	10,634	-	176,203
Income taxes	70,110	4,352	-	74,462

Net income	$95,459	$6,282	$-	$101,741

At December 31, 2003
Assets:
Loans and mortgage-backed securities	$10,396,510	$-	$-	$10,396,510
Investments in real estate and joint ventures	-	35,716	-	35,716
Other	1,237,858	3,503	(27,607)	1,213,754

Total assets	11,634,368	39,219	(27,607)	11,645,980

Equity	$917,018	$27,607	$(27,607)	$917,018

Year ended December 31, 2002
Net interest income	$314,981	$45	$-	$315,026
Provision for loan losses	939	-	-	939
Other income	55,423	11,631	-	67,054
Operating expense	185,859	796	-	186,655
Net intercompany income (expense)	343	(343)	-	-

Income before income taxes	183,949	10,537	-	194,486
Income taxes	77,875	4,318	-	82,193

Net income	$106,074	$6,219	$-	$112,293

At December 31, 2002
Assets:
Loans and mortgage-backed securities	$10,976,942	$-	$-	$10,976,942
Investments in real estate and joint ventures	-	33,890	-	33,890
Other	999,197	14,174	(42,325)	971,046

Total assets	11,976,139	48,064	(42,325)	11,981,878

Equity	$823,104	$42,325	$(42,325)	$823,104

Year ended December 31, 2001
Net interest income (expense)	$305,201	$(3)	$-	$305,198
Provision for loan losses	2,564	-	-	2,564
Other income	63,712	5,196	-	68,908
Operating expense	159,604	3,588	-	163,192
Net intercompany income (expense)	369	(369)	-	-

Income before income taxes	207,114	1,236	-	208,350
Income taxes	87,660	509	-	88,169

Net income	$119,454	$727	$-	$120,181

At December 31, 2001
Assets:
Loans and mortgage-backed securities	$10,132,413	$-	$-	$10,132,413
Investments in real estate and joint ventures	-	38,185	-	38,185
Other	970,669	2,003	(34,513)	938,159

Total assets	11,103,082	40,188	(34,513)	11,108,757

Equity	$733,896	$34,513	$(34,513)	$733,896

Page 107	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(25) Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data are presented below by quarter for the years ended December 31, 2003 and 2002:

	December 31,	September 30,	June 30,	March 31,
(In Thousands, Except Per Share Data)	2003	2003	2003	2003

Total interest income	$117,180	$123,699	$134,274	$147,297
Total interest expense	51,927	55,447	60,062	66,401

Net interest income	65,253	68,252	74,212	80,896
Reduction of loan losses	(281)	(1,104)	(624)	(1,709)

Net interest income after reduction of
loan losses	65,534	69,356	74,836	82,605
Total other income, net	26,818	33,592	8,490	22,042
Total operating expense	51,166	52,365	51,258	52,281

Income before income taxes	41,186	50,583	32,068	52,366
Income taxes	17,428	21,332	13,553	22,149

Net income	$23,758	$29,251	$18,515	$30,217

Net income per share:
Basic	$0.85	$1.05	$0.66	$1.08
Diluted	0.85	1.05	0.66	1.08

Market range:
High bid	$50.15	$48.68	$45.25	$41.41
Low bid	45.50	40.19	40.15	37.59
End of period	49.30	46.73	41.30	39.41

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Total interest income	$158,291	$154,924	$153,425	$166,398
Total interest expense	75,031	78,045	78,390	86,546

Net interest income	83,260	76,879	75,035	79,852
Provision for (reduction of) loan losses	127	471	(1,106)	1,447

Net interest income after provision for
(reduction of) loan losses	83,133	76,408	76,141	78,405
Total other income (loss), net	36,086	(4,673)	4,195	31,446
Total operating expense	50,026	46,489	45,023	45,117

Income before income taxes	69,193	25,246	35,313	64,734
Income taxes	29,221	10,678	14,938	27,356

Net income	$39,972	$14,568	$20,375	$37,378

Net income per share:
Basic	$1.43	$0.52	$0.72	$1.32
Diluted	1.43	0.52	0.72	1.32

Market range:
High bid	$41.55	$49.25	$55.56	$48.83
Low bid	31.32	33.34	46.70	41.84
End of period	39.00	34.25	47.30	45.60

Variation in total other income (loss) was primarily due to changes in the valuation allowance for mortgage servicing rights and net gains on sales of loans and mortgage-backed securities.

Page 108	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(26) Parent Company Financial Information

Downey Financial Corp. was incorporated in Delaware on October 21, 1994. On January 23, 1995, after obtaining necessary stockholder and regulatory approvals, Downey Financial Corp. acquired 100% of the issued and outstanding capital stock of the Bank, and the Bank’s stockholders became stockholders of Downey Financial Corp. The transaction was accounted for in a manner similar to a pooling-of-interests. Downey Financial Corp. was thereafter funded by a $15 million dividend from the Bank. Condensed financial statements of Downey Financial Corp. only are as follows:

Condensed Balance Sheets

	December 31,

(In Thousands)	2003	2002

Assets
Cash	$10	$11
Due from Bank – interest bearing	70,393	65,360
Investment in Downey Financial Capital Trust I	3,711	3,711
Investment in subsidiaries:
Bank	963,215	873,851
Downey Affiliated Insurance Agency	209	207
Other assets	4,761	4,859

	$1,042,299	$947,999

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$123,711	$123,711
Accounts payable and accrued expenses	1,570	1,184

Total liabilities	125,281	124,895
Stockholders’ equity	917,018	823,104

	$1,042,299	$947,999

Page 109	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Statements of Income and Other Comprehensive Income

	Years Ended December 31,

(In Thousands)	2003	2002	2001

Income
Dividends from the Bank	$21,984	$71,984	$21,984
Interest income	704	634	700
Other income	439	431	431

Total income	23,127	73,049	23,115

Expense
Interest expense	12,535	12,535	12,535
General and administrative expense	1,116	981	940

Total expense	13,651	13,516	13,475

Income before income taxes and equity in undistributed
net income of subsidiaries	9,476	59,533	9,640
Income tax benefit	5,128	5,104	5,061

Income before equity in undistributed net income
of subsidiaries	14,604	64,637	14,701
Equity in undistributed net income of subsidiaries	87,137	47,656	105,480

Net income	101,741	112,293	120,181

Other comprehensive income (loss), net of
income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other
investment securities available for sale, at fair value	(207)	61	705
Mortgage-backed securities available for sale, at fair value	(21)	935	(714)
Less reclassification of realized gains
included in net income	(5)	(284)	(190)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	996	(11,434)	(5,981)
Less reclassification of realized losses
included in net income	1,466	9,539	5,254

Total other comprehensive income (loss), net of
income taxes (benefits)	2,229	(1,183)	(926)

Comprehensive income	$103,970	$111,110	$119,255

Page 110	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2003	2002	2001

Cash flows from operating activities
Net income	$101,741	$112,293	$120,181
Equity in undistributed net income of subsidiaries	(87,137)	(47,656)	(105,480)
Increase in liabilities	386	85	30
(Increase) decrease in other, net	98	324	(155)

Net cash provided by operating activities	15,088	65,046	14,576

Cash flows from investing activities
Increase in due from Bank – interest bearing	(5,033)	(43,145)	(4,580)

Net cash used for investing activities	(5,033)	(43,145)	(4,580)

Cash flows from financing activities
Exercise of stock options	-	392	161
Dividends on common stock	(10,056)	(10,124)	(10,156)
Purchase of treasury stock	-	(12,170)	-

Net cash used for financing activities	(10,056)	(21,902)	(9,995)

Net increase (decrease) in cash and cash equivalents	(1)	(1)	1
Cash and cash equivalents at beginning of period	11	12	11

Cash and cash equivalents at end of period	$10	$11	$12

Page 111	Navigation Links

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

  our disclosure controls and procedures are effective in timely alerting them to material information relating to Downey, which is required to be included in our periodic SEC filings; and
  that our internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

          Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures were designed to ensure that material information related to Downey, including subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement ("Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Proposal 1. Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004, and is incorporated herein by this reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

          Information included under the caption "Compensation—Executive Compensation" in the Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information included under the captions "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by this reference.

Page 112	Navigation Links

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information included under the caption "Audit Committee Report—Fees" in the Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          Documents filed as part of the report.

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

(b)          Reports on Form 8-K during the last quarter of 2003.

          1. Form 8-K filed October 16, 2003, with respect to a press release reporting results of operations for the three and nine months ended September 30, 2003.

          2. Form 8-K filed November 18, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended October 31, 2003.

          3. Form 8-K filed December 16, 2003, with respect to a press release reporting monthly selected financial data for the thirteen months ended November 30, 2003.

(c)          Exhibits.

Exhibit
Number	Description
3.1 (2)	Certificate of Incorporation of Downey Financial Corp.

3.2 (1)	Bylaws of Downey Financial Corp.

4.1 (4)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp.
and Wilmington Trust Company as Indenture Trustee.

4.2 (4)	10% Junior Subordinated Debenture due September 15, 2029, Principal Amount $123,711,350.

4.3 (4)	Certificate of Trust of Downey Financial Capital Trust I, dated as of May 25, 1999.

4.4 (4)	Trust Agreement of Downey Financial Capital Trust I, dated May 25, 1999.

4.5 (4)	Amended and Restated Trust Agreement of Downey Financial Capital Trust I, between Downey
Financial Corp., Wilmington Trust Company and the Administrative Trustees named therein, dated as of July 23, 1999.

Page 113	Navigation Links

(c)          Exhibits (Continued)

Exhibit
Number	Description
4.6 (4)	Certificate Evidencing Common Securities of Downey Financial Capital Trust I, 10% Common
Securities.

4.7 (4)	Certificate Evidencing Capital Securities of Downey Financial Capital Trust I, 10% Capital Securities
(Global Certificate).

4.8 (4)	Common Securities Guarantee Agreement of Downey Financial Corp. (Guarantor), dated
July 23, 1999.

4.9 (4)	Capital Securities Guarantee Agreement of Downey Financial Corp. and Wilmington Trust Company,
dated as of July 23, 1999.

10.1 (3)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and
Restated as of January 1, 1996).

10.2 (3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan.
Amendment No. 1, Effective and Adopted January 22, 1997.

10.3 (3)	Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan
(October 1, 1997 Restatement).

10.4 (3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings
Plan (October 1, 1997 Restatement) Amendment No. 1, Effective and Adopted January 28, 1998.

10.5 (3)	Trust Agreement for Downey Savings and Loan Association, F.A. Employees’ Retirement and
Savings Plan, Effective October 1, 1997 between Downey Savings and Loan Association, F.A.
and Fidelity Management Trust Company.

10.6 (2)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.10 (1)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.11 (5)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21,
1989. Amendment No. 1, Effective and Adopted July 26, 2000.

10.13 (6)	Deferred Compensation Program.

10.14 (6)	Director Retirement Benefits.

10.15 (7)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

10.16	Employment Agreement of Marangal I. Domingo, dated January 20, 2004.

21	Subsidiaries.

23	Consent of Independent Auditors.

Page 114	Navigation Links

(c)          Exhibits (Continued)

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
(4) Filed as part of Downey’s report on Form 10-Q filed November 2, 1999.
(5) Filed as part of Downey’s report on Form 10-Q filed August 2, 2000.
(6) Filed as part of Downey’s report on Form 10-K filed March 7, 2001.
(7) Filed as part of Downey’s report on Form 10-K filed March 6, 2003.

AVAILABILITY OF REPORTS

          Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and code of business conduct and ethics are available (or will be available by April 28, 2004) free of charge from our internet site, www.downeysavings.com by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and available free of charge under "Corporate Filings" on our "Investor Relations" page.

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

Page 115	Navigation Links

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ MARANGAL I. DOMINGO
Date: March 5, 2004	Marangal I. Domingo
President and Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE L. MCALISTER		March 5, 2004
Maurice L. McAlister	Chairman of the Board
Director

/s/ CHERYL E. OLSON		March 5, 2004
Cheryl E. Olson	Vice Chairman of the Board
Director

/s/ THOMAS E. PRINCE		March 5, 2004
Thomas E. Prince	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ MICHAEL ABRAHAMS		March 5, 2004
Michael Abrahams	Director

/s/ GERALD E. FINNELL		March 5, 2004
Gerald E. Finnell	Director

/s/ JAMES H. HUNTER		March 5, 2004
James H. Hunter	Director

/s/ DR. PAUL KOURI		March 5, 2004
Dr. Paul Kouri	Director

March 5, 2004
Brent McQuarrie	Director

/s/ DANIEL D. ROSENTHAL		March 5, 2004
Daniel D. Rosenthal	President, DSL Service Company
Director

/s/ LESTER C. SMULL		March 5, 2004
Lester C. Smull	Director

Page 116	Navigation Links

NAVIGATION   LINKS

FORM 10-K COVER

TABLE OF CONTENTS

PART I

ITEM 1. – BUSINESS

  General
  Banking Activities
    Lending Activities
    Investment Activities
    Deposit Activities
    Borrowing Activities
    Earnings Spread
    Asset/Liability Management
    Insurance Agency Activities
  Real Estate Investment Activities
  Competition
  Employees
  Regulation
    General
    Regulation of Downey
    Regulation of the Bank
    Regulation of DSL Service Company
  Taxation
  Factors That May Affect Future Results of Operations

ITEM 2. – PROPERTIES

  Branches
  Electronic Data Processing

ITEM 3. – LEGAL PROCEEDINGS

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. – SELECTED FINANCIAL DATA

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview
    Critical Accounting Policies
  Results of Operations
    Net Interest Income
    Provision for Loan Losses
    Other Income
    Operating Expense
    Provision for Income Taxes
    Business Segment Reporting
  Financial Condition
    Loans and Mortgage-Backed Securities
    Investment Securities
    Investments in Real Estate and Joint Ventures
    Deposits
    Borrowings
    Off-Balance Sheet Arrangements
    Transactions with Related Parties
    Asset/Liability Management and Market Risk
    Problem Loans and Real Estate
    Capital Resources and Liquidity
    Regulatory Capital Compliance
    Newly Adopted Accounting Principles
    Current Accounting Issues

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements
  Independent Auditors’ Report
  Consolidated Balance Sheets
  Consolidated Statements of Income
  Consolidated Statements of Comprehensive Income
  Consolidated Statements of Stockholders’Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
    (1) – Summary of Significant Accounting Policies
    (2) – U.S. Treasury Securities, Agency Obligations and Other Investment Securities Available for Sale
    (3) – Loans and Moartgage-Backed Securities Purchased Under Resale Agreements and Other Investment Securities Held to Maturity
    (4) – Mortgage-Backed Securities Available for Sale
    (5) – Loans Receivable
    (6) – Investments in Real Estate and Joint Ventures
    (7) – Real Estate Acquired in Settlement of Loans
    (8) – Premises and Equipment
    (9) – Federal Home Loan Bank Stock
    (10) – Investment in Downey Financial Capital Trust I
    (11) – Mortgage Servicing Rights
    (12) – Other Assets
    (13) – Deposits
    (14) – Securities Sold Under Agreements to Repurchase
    (15) – Federal Home Loan Bank Advances and Other Borrowings
    (16) – Real Estate Notes
    (17) – Junior Subordinated Debentures
    (18) – Income Taxes
    (19) – Stockholders’ Equity
    (20) – Earnings Per Share
    (21) – Employee Benefit Plans
    (22) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)
    (23) – Fair Value of Financial Instruments
    (24) – Business Segment Reporting
    (25) – Selected Quarterly Financial Data (Unaudited)
    (26) – Parent Company Financial Information

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 9A. – CONTROLS AND PROCEDURES

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. – EXECUTIVE COMPENSATION

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

AVAILABILITY OF REPORTS

SIGNATURES

Exhibits Filed as Part of this Report on Form 10-K Filing:

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