Form 10-Q
period 2004-03-31
DOWNEY FINANCIAL CORP
filed 2004-05-03
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2004

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

          At March 31, 2004, 27,953,747 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I

ITEM 1. – FINANCIAL INFORMATION

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2003

Assets
Cash	$115,905	$111,667	$136,461
Federal funds	2,300	1,500	1,201

Cash and cash equivalents	118,205	113,167	137,662
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	872,103	690,347	214,516
Municipal securities held to maturity, at amortized cost (estimated
fair value of $6,135 at March 31, 2003)	-	-	6,148
Loans held for sale, at lower of cost or fair value	529,085	279,657	633,676
Mortgage-backed securities available for sale, at fair value	327	334	1,875
Loans receivable held for investment	11,064,686	10,116,519	10,040,006
Investments in real estate and joint ventures	35,768	35,716	34,307
Real estate acquired in settlement of loans	5,189	5,803	10,205
Premises and equipment	108,372	110,316	114,201
Federal Home Loan Bank stock, at cost	124,277	123,089	119,125
Investment in Downey Financial Capital Trust I	3,711	3,711	3,711
Mortgage servicing rights, net	69,721	82,175	56,506
Other assets	593,685	85,146	69,712

	$13,525,129	$11,645,980	$11,441,650

Liabilities and Stockholders’ Equity
Deposits	$8,817,173	$8,293,758	$8,997,558
Securities sold under agreements to repurchase	507,027	-	-
Federal Home Loan Bank advances	2,424,230	2,125,150	1,300,850
Real estate notes	4,144	4,161	-
Junior subordinated debentures	123,711	123,711	123,711
Accounts payable and accrued liabilities	604,757	63,584	91,839
Deferred income taxes	119,530	118,598	76,042

Total liabilities	12,600,572	10,728,962	10,590,000

Stockholders’ equity:
Preferred stock, par value of $0.01 per share; authorized 5,000,000
shares; outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at March 31, 2004, December 31, 2003 and March 31, 2003; outstanding 27,953,747 shares at March 31, 2004 and
27,928,722 shares at both December 31, 2003 and March 31, 2003	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	1,753	807	(579)
Retained earnings	839,898	834,307	770,325
Treasury stock, at cost, 281,275 shares at March 31, 2004 and 306,300 shares
at both December 31, 2003 and March 31, 2003	(11,168)	(12,170)	(12,170)

Total stockholders’ equity	924,557	917,018	851,650

	$13,525,129	$11,645,980	$11,441,650

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended
	March 31,

(Dollars in Thousands, Except Per Share Data)	2004	2003

Interest income
Loans receivable	$115,530	$142,489
U.S. Treasury securities and agency obligations	4,064	3,137
Mortgage-backed securities	3	16
Other investments	1,198	1,655

Total interest income	120,795	147,297

Interest expense
Deposits	32,600	47,850
Federal Home Loan Bank advances and other borrowings	15,705	15,417
Junior subordinated debentures	3,134	3,134

Total interest expense	51,439	66,401

Net interest income	69,356	80,896
Provision for (reduction of) loan losses	1,804	(1,709)

Net interest income after provision for (reduction of) loan losses	67,552	82,605

Other income, net
Loan and deposit related fees	12,456	11,978
Real estate and joint ventures held for investment, net	926	943
Secondary marketing activities:
Loan servicing loss, net	(14,245)	(13,686)
Net gains on sales of loans and mortgage-backed securities	1,372	19,763
Net gains on sales of mortgage servicing rights	-	5
Net gains on sales of investment securities	2,112	8
Litigation award	-	2,452
Other	332	579

Total other income, net	2,953	22,042

Operating expense
Salaries and related costs	35,569	34,126
Premises and equipment costs	8,208	7,713
Advertising expense	1,708	793
SAIF insurance premiums and regulatory assessments	757	831
Professional fees	368	628
Other general and administrative expense	8,482	7,893

Total general and administrative expense	55,092	51,984
Net operation of real estate acquired in settlement of loans	(72)	297

Total operating expense	55,020	52,281

Income before income taxes	15,485	52,366
Income taxes	6,573	22,149

Net income	$8,912	$30,217

PER SHARE INFORMATION
Basic	$0.32	$1.08

Diluted	$0.32	$1.08

Cash dividends declared and paid	$0.10	$0.09

Weighted average diluted shares outstanding	27,980,542	27,966,367

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

(In Thousands)	2004	2003

Net income	$8,912	$30,217

Other comprehensive income, net of income taxes
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	(310)	(736)
Mortgage-backed securities available for sale, at fair value	(1)	(7)
Less reclassification of realized gains included in net income	-	(5)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	638	(3,298)
Less reclassification of realized losses included in net income	619	4,889

Total other comprehensive income, net of income taxes	946	843

Comprehensive income	$9,858	$31,060

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In Thousands)	2004	2003

Cash flows from operating activities
Net income	$8,912	$30,217
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	19,771	18,000
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	14,757	9,945
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(3,670)	(20,146)
Interest capitalized on loans (negative amortization)	(1,553)	(3,523)
Federal Home Loan Bank stock dividends	(1,188)	(1,562)
Loans originated for sale	(927,777)	(1,607,147)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	677,001	1,635,811
Other, net	(24,760)	(11,925)

Net cash provided by (used for) operating activities	(238,507)	49,670

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	4,150	5,250
Wholly owned real estate and real estate acquired in settlement of loans	1,979	5,095
Proceeds from maturities of U.S. Treasury securities, agency obligations
and other investment securities available for sale	377,746	378,710
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(539,057)	(141,575)
Loans receivable held for investment	(65,537)	(91,676)
Premises and equipment	(2,164)	(5,599)
Originations of loans receivable held for investment (net of refinances of $153,812 for the three months ended March 31, 2004 and $59,537 for the three months ended
March 31, 2003)	(1,808,959)	(680,009)
Principal payments on loans receivable held for investment and mortgage-backed
securities available for sale	910,487	1,068,441
Net change in undisbursed loan funds	41,560	(10,939)
Investments in real estate held for investment	(145)	(620)
Other, net	379	1,375

Net cash provided by (used for) investing activities	(1,079,561)	528,453

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended
	March 31,

(In Thousands)	2004	2003

Cash flows from financing activities
Net increase (decrease) in deposits	$523,415	$(240,792)
Proceeds from Federal Home Loan Bank advances and other borrowings	3,630,560	3,634,000
Repayments of Federal Home Loan Bank advances and other borrowings	(2,828,550)	(3,957,234)
Proceeds from reissuance of treasury stock and exercise of stock options	474	-
Cash dividends	(2,793)	(2,514)

Net cash provided by (used for) financing activities	1,323,106	(566,540)

Net increase in cash and cash equivalents	5,038	11,583
Cash and cash equivalents at beginning of period	113,167	126,079

Cash and cash equivalents at end of period	$118,205	$137,662

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$51,281	$66,497
Income taxes	347	22,695
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	-	541
Loans transferred from held for investment to held for sale	283	-
Loans exchanged for mortgage-backed securities	523,136	1,377,469
Investment securities purchased and not settled	529,802	-
Investment securities sold and not settled	506,718	-
Real estate acquired in settlement of loans	1,422	5,675
Loans to facilitate the sale of real estate acquired in settlement of loans	98	2,681

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Downey’s financial condition as of March 31, 2004, December 31, 2003 and March 31, 2003, and the results of operations, comprehensive income and changes in cash flows for the three months ended March 31, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The following information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2003, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Mortgage Servicing Rights

          The following table summarizes the activity in mortgage servicing rights and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2004	2003	2003	2003	2003

Gross balance at beginning of period	$95,183	$92,665	$89,948	$92,178	$90,584
Additions	5,968	9,091	21,660	15,405	14,954
Amortization	(5,519)	(5,001)	(5,051)	(9,951)	(4,771)
Sales	-	-	-	-	-
Impairment write-down	(3,866)	(1,572)	(13,892)	(7,684)	(8,589)

Gross balance at end of period	91,766	95,183	92,665	89,948	92,178

Allowance balance at beginning of period	13,008	22,265	41,226	35,672	32,855
Provision for (reduction of) impairment	12,903	(7,685)	(5,069)	13,238	11,406
Impairment write-down	(3,866)	(1,572)	(13,892)	(7,684)	(8,589)

Allowance balance at end of period	22,045	13,008	22,265	41,226	35,672

Total mortgage servicing rights, net	$69,721	$82,175	$70,400	$48,722	$56,506

As a percentage of associated mortgage loans	0.76%	0.89%	0.78%	0.55%	0.67%
Estimated fair value (a)	$69,721	$82,314	$70,401	$48,722	$56,506
Weighted average expected life (in months)	49	59	50	31	39
Custodial account earnings rate	1.47%	1.65%	1.49%	1.26%	1.58%
Weighted average discount rate	8.98	8.95	8.91	7.47	7.39

At period end
Mortgage loans serviced for others:
Total	$9,167,834	$9,313,948	$9,125,469	$8,980,037	$8,535,480
With capitalized mortgage servicing rights:(a)
Amount	9,126,444	9,268,308	9,068,209	8,916,259	8,460,152
Weighted average interest rate	5.73%	5.79%	5.87%	6.12%	6.35%

Custodial account balances	$359,146	$232,562	$352,161	$548,142	$452,980

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.
Page 6	Navigation Links

          Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of mortgage servicing rights, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impact the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. Also summarized is the earnings impact associated with provisions for or reductions of the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, such as term and interest rate. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$30,808	$5,306	$(840)	$30,409
Reduction of (increase in) valuation allowance	20,458	4,318	(1,010)	20,518

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(34,452)	(4,734)	1,454	(38,592)
Reduction of (increase in) valuation allowance	(34,452)	(4,734)	1,454	(38,592)

(a) The weighted-average expected life of the mortgage servicing rights portfolio is 79 months.
(b) The weighted-average expected life of the mortgage servicing rights portfolio is 22 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Net cash servicing fees	$5,704	$5,681	$5,401	$5,117	$5,016
Payoff and curtailment interest cost (a)	(1,527)	(1,597)	(3,869)	(3,620)	(2,525)
Amortization of MSRs	(5,519)	(5,001)	(5,051)	(9,951)	(4,771)
(Provision for) reduction of impairment
of MSRs	(12,903)	7,685	5,069	(13,238)	(11,406)

Total loan servicing income (loss), net	$(14,245)	$6,768	$1,550	$(21,692)	$(13,686)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month, less the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

NOTE (3) – Derivatives, Derivative Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

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

Page 7	Navigation Links

includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At March 31, 2004, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $442 million, with a change in fair value resulting in a loss of $1.3 million.

Derivative Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. Contracts designated as hedges for the forecasted sale of loans from our held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At March 31, 2004, the notional amount of forward sale contracts amounted to $939 million, with a change in fair value resulting in a loss of $2.2 million, of which $510 million were designated as cash flow hedges. The notional amount of forward purchase contracts amounted to $4 million with virtually no change in fair value at March 31, 2004.

          In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the FHLB under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. The purpose for entering into swap contracts is to manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate ("Libor") while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances that are attributable to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month Libor. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on observable market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At March 31, 2004, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value gain of $4.1 million recorded on the balance sheet in other assets and as an increase to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at March 31, 2004:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month Libor)	$(100,000)	1.12%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month Libor)	(130,000)	1.12	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month Libor)	(100,000)	1.12	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month Libor)	(100,000)	1.12	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 8	Navigation Links

          Downey has not discontinued any designated derivative instruments associated with hedges due to a change in the probability of settling a transaction.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

          The following table shows the impact from non-qualifying hedges and qualifying cash flow and fair value hedges including balances of the hedged items and notional amounts of their associated hedging derivatives.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Net gains (losses) on non-qualifying hedge transactions	$(3,282)	$1,016	$1,121	$(2,936)	$(139)
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(3,282)	1,016	1,121	(2,936)	(139)
Other comprehensive income (loss)	1,257	1,673	(2,424)	1,622	1,591

Notional amount or balance at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$441,747	$163,737	$381,948	$950,703	$957,549
Associated forward sale contracts	429,066	153,436	391,234	985,094	913,034
Associated forward purchase contracts	4,000	-	35,000	139,000	6,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	529,085	279,657	335,437	721,929	633,676
Associated forward sale contracts	509,710	275,009	334,031	710,099	624,002
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	-	-	-	-
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	-	-	-	-

          These forward and swap contracts expose Downey to credit risk in the event of nonperformance to such agreements by the other parties—primarily government-sponsored enterprises such as Federal National Mortgage Association and the FHLB. This risk consists primarily of the termination value of agreements where Downey is in an unfavorable position. Downey controls the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

Financial Instruments with Off-Balance Sheet Risk

          Downey utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in affordable housing funds. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

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

Page 9	Navigation Links

          The following is a summary of commitments and contingent liabilities with off-balance sheet risk at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Commitments to originate loans held for investment:
Adjustable	$650,948	$528,981	$414,823	$336,303	$190,737
Fixed	-	-	380	235	117
Commitments to purchase loans	495	-	-	40,816	5,200
Undisbursed loan funds and unused lines of credit	281,821	240,226	178,202	183,720	178,754
Letters of credit and other contingent liabilities	-	-	2,703	6,044	6,031
Commitments to invest in affordable housing funds	3,090	3,153	3,393	2,400	2,400

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

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. There have been no indemnification losses related to any loan repurchases since 2002. These sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved less than $1 million at both March 31, 2004 and 2003 to cover the estimated loss exposure related to early payoffs.

          Through the normal course of operations, Downey has entered into certain contractual obligations. Downey’s obligations generally relate to the funding of operations through deposits and borrowings as well as leases for premises and equipment. Downey also has contractual vendor relationships, but the contracts are not considered to be material.

          Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period with options to extend, and are non-cancelable.

          At March 31, 2004, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, junior subordinated debentures and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$1,734,064	$1,627,447	$383,025	$-	$3,744,536
FHLB advances and other borrowings	2,180,207	292,050	430,000	33,144	2,935,401
Junior subordinated debentures (a)	-	-	-	123,711	123,711
Operating leases	4,561	7,494	3,610	1,257	16,922

Total other contractual obligations	$3,918,832	$1,926,991	$816,635	$158,112	$6,820,570

(a) These securities may be called at Downey’s option beginning in July of 2004.
Page 10	Navigation Links

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

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the "LTIP"), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance, of which 131,851 shares are available for future grants. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate in five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At March 31, 2004, Downey had 281,275 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock-based compensation plan exists.

          Downey measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for the stock options, as stock options were granted at fair value at the date of grant. Had compensation expense for stock options been determined based on the fair value at the grant date for previous awards, stock-based compensation would have been fully expensed as of December 31, 2002.

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,

	2004			2003

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$8,912	27,944,406	$0.32	$30,217	27,928,722	$1.08
Effect of dilutive stock options	-	36,136	-	-	37,645	-

Diluted earnings per share	$8,912	27,980,542	$0.32	$30,217	27,966,367	$1.08

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 11	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by major business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended March 31, 2004
Net interest income (loss)	$69,444	$(88)	$-	$69,356
Provision for loan losses	1,804	-	-	1,804
Other income	1,691	1,262	-	2,953
Operating expense	54,699	321	-	55,020
Net intercompany income (expense)	(38)	38	-	-

Income before income taxes	14,594	891	-	15,485
Income taxes	6,207	366	-	6,573

Net income	$8,387	$525	$-	$8,912

At March 31, 2004
Assets:
Loans and mortgage-backed securities	$11,594,098	$-	$-	$11,594,098
Investments in real estate and joint ventures	-	35,768	-	35,768
Other	1,919,401	3,994	(28,132)	1,895,263

Total assets	13,513,499	39,762	(28,132)	13,525,129

Equity	$924,557	$28,132	$(28,132)	$924,557

Three months ended March 31, 2003
Net interest income	$80,881	$15	$-	$80,896
Reduction of loan losses	(1,709)	-	-	(1,709)
Other income	20,631	1,411	-	22,042
Operating expense	52,106	175	-	52,281
Net intercompany income (expense)	44	(44)	-	-

Income before income taxes	51,159	1,207	-	52,366
Income taxes	21,654	495	-	22,149

Net income	$29,505	$712	$-	$30,217

At March 31, 2003
Assets:
Loans and mortgage-backed securities	$10,675,557	$-	$-	$10,675,557
Investments in real estate and joint ventures	-	34,307	-	34,307
Other	760,182	5,641	(34,037)	731,786

Total assets	11,435,739	39,948	(34,037)	11,441,650

Equity	$851,650	$34,037	$(34,037)	$851,650

Page 12	Navigation Links

NOTE (8) – Current Accounting Issues

Interest Rate Lock Derivatives

          In accordance with Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), expected interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). All other interest rate lock commitments are excluded from SFAS 133, pursuant to SFAS 149. In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. To our knowledge, no timetable has been established yet for the completion of this project.

          In the meantime, the Securities and Exchange Commission ("SEC") issued guidance in Staff Accounting Bulletin No. 105 ("SAB 105"). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. There is no financial impact of SAB 105 on Downey, as Downey’s accounting for expected interest rate lock commitments has been in accordance with the bulletin.

Page 13	Navigation Links

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

OVERVIEW

          Our net income for the first quarter of 2004 totaled $8.9 million or $0.32 per share on a diluted basis, down from $30.2 million or $1.08 per share in the first quarter of 2003.

          The decline in our net income between first quarters primarily reflected the following:

  a $18.4 million decline from gains on sales of loans;
  a $11.5 million decline in net interest income;
  a $3.5 million increase in our provision for loan losses;
  a $3.1 million increase in operating expense; and
  a $2.5 million decline in income from a litigation award we received in the year-ago quarter.

The loss from loan servicing was $0.6 million greater than a year ago. However, that increased loss was more than offset by a $2.1 million gain in the current quarter from the sale of investment securities that were acquired as a partial economic hedge against value changes in our mortgage servicing rights. For further information regarding the partial economic hedge, see Asset/Liability Management and Market Risk on page 34.

          For the first quarter of 2004, our return on average assets was 0.30%, down from 1.03% a year ago, while our return on average equity was 3.88%, down from 14.41% a year ago.

          Our loan originations, including purchases, totaled $2.956 billion in the first quarter of 2004, up from the $2.441 billion we originated in the first quarter of 2003. Loans originated for sale declined $679 million to $928 million, while single family loans originated for portfolio increased by $1.120 billion to a quarterly record of $1.903 billion. Of the current quarter total originated for portfolio, $173 million represented subprime credits. In addition to single family loans, we originated $125 million of other loans in the quarter.

          At quarter end, our assets totaled $13.5 billion, up $2.1 billion or 18.2% from a year ago and up $1.9 billion or 16.1% from year-end 2003. During the current quarter, portfolio originations exceeded loan payoffs, resulting in an increase of $948 million in loans held for investment. In addition, loans held for sale were $249 million higher, while securities available for sale increased $182 million. Included within securities available for sale at quarter end were $517 million associated with the previously mentioned partial economic hedge against value changes in our mortgage servicing rights. Also, other assets were higher and included a receivable of $507 million related to securities sold the last day of the quarter, for which proceeds were received the next business day.

          Our deposits totaled $8.8 billion at March 31, 2004, down 2.0% from the year-ago level but up 6.3% from year-end 2003. During the quarter, we closed one in-store branch due to the sale of the grocery store in which it was located. The associated deposits have been temporarily transferred to another branch pending the opening of a replacement location expected in the second quarter. This brings our total branches at quarter end to 171, of which 99 were in-store. A year ago, we had 165 branches, of which 93 were in-store. Subsequent to March 31, 2004, we consolidated two traditional branches that were located near each other. We currently have five in-store branches with deposits totaling $105 million at March 31, 2004 that are affected by Ralph Grocery Company’s decision to close supermarkets in Southern California during the second quarter. We are looking for replacement locations for these branches to maintain and increase customer relationships in those areas.

Page 14	Navigation Links

          Our non-performing assets increased $5 million during the quarter to $54 million or 0.40% of total assets. The increase was primarily in our prime residential loan category.

          At March 31, 2004, our primary subsidiary, Downey Savings and Loan Association, F.A. (the "Bank") exceeded all regulatory capital tests, with capital-to-asset ratios of 6.90% for both tangible and core capital and 13.36% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

Page 15	Navigation Links

CRITICAL ACCOUNTING POLICIES

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Downey’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of mortgage servicing rights ("MSRs"). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: fixed rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%), and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At March 31, 2004, the MSR valuation allowance totaled $22 million, compared to $36 million at March 31, 2003. For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.
  The valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At March 31, 2004, we had a liability recorded for interest rate lock derivatives of $1.3 million and an asset recorded for the capitalized basis adjustment to loans held for sale of $1.4 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At March 31, 2003, an asset was recorded for interest rate lock derivatives of $4.6 million and a capitalized basis adjustment to loans held for sale of $2.4 million. The offset to these items was recorded in net gains on sales of loans and mortgage-backed securities. For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to loans over $5 million, we evaluate the allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios, unless an individual loan or borrower relationship warrants separate analysis. The allowance is determined by applying factors that take into consideration past loss experience and asset duration for each major asset type to the associated asset balance or loss statistics against current classified asset balances to determine the amount of the allowances. These allowances totaled $34 million at both March 31, 2004 and March 31, 2003. For further information, see Allowance for Losses on Loans and Real Estate on page 39.
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

          Our net interest income totaled $69.4 million in the current quarter, down $11.5 million or 14.3% from the same period last year. The decline reflected a lower effective interest rate spread, as our interest-earning assets averaged $11.5 billion during the quarter, up 1.7% from the year-ago level. The effective interest rate spread averaged 2.42% in the current quarter, down from 2.86% a year ago but up from 2.40% in the previous quarter. The decline between first quarters was due to our yield on interest-earning assets declining more rapidly than our cost of funds. The more rapid decline in our yield on interest-earning assets primarily reflected our positive interest rate gap (i.e., more interest-earning assets reprice to market interest rates within one year than do interest-bearing liabilities). In addition, the decline in our effective interest rate spread also reflected a higher proportion of lower yielding investment securities, a higher proportion of adjustable rate mortgages tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities to a constant maturity of one year ("MTA") that currently have lower fully-indexed yields than those tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") and a lower percentage of higher yielding subprime loans.

          During the latter part of the current quarter, we entered into interest rate swap contracts that mature in the fourth quarter of 2008 as a fair value hedge against certain existing fixed rate borrowings. These swaps effectively convert the borrowings from fixed to adjustable rate and better match the adjustable rate loans now being funded with those borrowings. During the current quarter, these swaps reduced interest expense by $0.8 million. For further information regarding the swaps, see Note 3 of Notes to Consolidated Financial Statements on page 7.

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

          The table also sets forth our net interest-earning balance—the difference between the average balance of interest-earning assets and the average balance of total deposits and borrowings—for the quarters indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and believe we will recover the remaining principal balance of the loans. We computed average balances for the quarter using the average of each month’s daily average balance during the periods indicated.

Page 17	Navigation Links

	Three Months Ended

	March 31, 2004			December 31, 2003			March 31, 2003

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$10,825,710	$115,530	4.27%	$10,084,352	$111,117	4.41%	$10,759,397	$142,489	5.30%
Mortgage-backed securities	331	3	3.63	1,384	10	2.89	2,012	16	3.18
Investment securities	660,750	5,262	3.20	803,792	6,053	2.99	537,386	4,792	3.62

Total interest-earning assets	11,486,791	120,795	4.21	10,889,528	117,180	4.30	11,298,795	147,297	5.21
Non-interest-earning assets	406,088			396,662			407,422

Total assets	$11,892,879			$11,286,190			$11,706,217

Transaction accounts:
Non-interest-bearing checking	$445,618	$-	-%	$441,624	$-	-%	$384,088	$-	-%
Interest-bearing checking (a)	519,572	459	0.36	464,583	290	0.25	425,810	299	0.28
Money market	140,055	364	1.05	139,445	367	1.04	124,194	414	1.35
Regular passbook	3,917,514	10,863	1.12	4,041,057	12,154	1.19	3,764,522	14,829	1.60

Total transaction accounts	5,022,759	11,686	0.94	5,086,709	12,811	1.00	4,698,614	15,542	1.34
Certificates of deposit	3,460,434	20,914	2.43	3,347,441	20,785	2.46	4,276,882	32,308	3.06

Total deposits	8,483,193	32,600	1.55	8,434,150	33,596	1.58	8,975,496	47,850	2.16
FHLB advances and other borrowings (b)	2,206,909	15,705	2.86	1,662,003	15,197	3.63	1,599,094	15,417	3.91
Junior subordinated debentures	123,711	3,134	10.13	123,711	3,134	10.13	123,711	3,134	10.13

Total deposits and borrowings	10,813,813	51,439	1.91	10,219,864	51,927	2.02	10,698,301	66,401	2.52
Other liabilities	159,349			159,479			169,277
Stockholders’ equity	919,717			906,847			838,639

Total liabilities and stockholders’ equity	$11,892,879			$11,286,190			$11,706,217

Net interest income/interest rate spread		$69,356	2.30%		$65,253	2.28%		$80,896	2.69%
Excess of interest-earning assets over
deposits and borrowings	$672,978			$669,664			$600,494
Effective interest rate spread			2.42			2.40			2.86

(a) Included amounts swept into money market deposit accounts.
(b) Starting in the first quarter of 2004, the impact of swap contracts were included, with notional amounts totaling $430 million of receive-fixed, pay-3-month Libor variable interest, which serve as a permitted hedge against a portion of our FHLB advances.
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

	Three Months Ended
	March 31, 2004 Versus March 31, 2003
	Changes Due To

			Rate/
(In Thousands)	Volume	Rate	Volume	Net

Interest income:
Loans	$878	$(27,666)	$(171)	$(26,959)
Mortgage-backed securities	(13)	2	(2)	(13)
Investment securities	1,212	(603)	(139)	470

Change in interest income	2,077	(28,267)	(312)	(26,502)

Interest expense:
Transaction accounts:
Interest-bearing checking (a)	67	77	16	160
Money market	49	(88)	(11)	(50)
Regular passbook	590	(4,378)	(178)	(3,966)

Total transaction accounts	706	(4,389)	(173)	(3,856)
Certificates of deposit	(6,076)	(6,573)	1,255	(11,394)

Total interest-bearing deposits	(5,370)	(10,962)	1,082	(15,250)
FHLB advances and other
borrowings	10,565	(7,553)	(2,724)	288
Junior subordinated debentures	-	-	-	-

Change in interest expense	5,195	(18,515)	(1,642)	(14,962)

Change in net interest income	$(3,118)	$(9,752)	$1,330	$(11,540)

(a) Included amounts swept into money market deposit accounts.

Provision for Loan Losses

          Provision for loan losses totaled $1.8 million in the current quarter, compared to a reduction in provision for loan losses of $1.7 million in the year-ago quarter. The higher provision was due to growth in the loan portfolio, whereas the reversal a year ago reflected both a decline in the loan portfolio, as well as an improvement in credit quality.

Other Income

          Our total other income was $3.0 million in the current quarter, compared to $22.0 million in the year-ago quarter. The $19.1 million decline between first quarters primarily reflected:

  a $18.4 million decrease in net gains from sales of loans and mortgage-backed securities;
  a $2.5 million decrease in income from a litigation award recorded in the year-ago quarter; and
  a $0.6 million increase in the loss from loan servicing activities.

Partially offsetting those items was a $2.1 million gain from the sale of securities purchased as a partial economic hedge against the valuation of mortgage servicing rights. In addition, loan and deposit related fees were $0.5 million higher.

Page 19	Navigation Links

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $12.5 million in the current quarter, up $0.5 million from a year ago. The increase was primarily in our deposit related fees that were up $0.7 million or 11.1% from a year ago due to higher fees from both our checking accounts and automated teller machines.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Loan related fees:
Prepayment fees	$3,799	$4,320	$4,756	$4,291	$3,413
Other fees	2,000	2,117	2,863	2,925	2,574
Deposit related fees:
Automated teller machine fees	2,243	2,187	2,472	2,180	2,086
Other fees	4,414	4,420	4,314	4,253	3,905

Total loan and deposit related fees	$12,456	$13,044	$14,405	$13,649	$11,978

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $0.9 million in the current quarter, essentially unchanged from the year-ago quarter.

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Rental operations, net of expenses	$576	$290	$168	$224	$531
Net gains on sales of wholly owned real estate	40	-	2,160	1,000	157
Equity in net income from joint ventures	80	451	3,308	604	16
Interest from joint venture advances	230	218	568	388	280
Provision for losses on real estate
and joint ventures	-	-	(340)	(147)	(41)

Total income from real estate and joint ventures
held for investment, net	$926	$959	$5,864	$2,069	$943

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $14.2 million in the current quarter, compared to a loss of $13.7 million in the year-ago quarter. The $0.6 million unfavorable change between first quarters was more than offset by a $2.1 million gain in the current quarter from the sale of investment securities that were acquired as a partial economic hedge against value changes in our mortgage servicing rights. Our higher loss this quarter from servicing activities primarily reflected a $1.5 million larger addition to the valuation allowance for mortgage servicing rights, as $12.9 million was added in the current quarter compared to a $11.4 million addition a year ago. The current quarter increase to the valuation allowance reflected a decline in long-term mortgage interest rates, resulting in a faster projected rate at which loans we service for others are expected to prepay, thereby shortening their average expected life. In addition, amortization of mortgage servicing rights increased $0.7 million between first quarters. Those two unfavorable items were partially offset by a decrease of $1.0 million in payoff and curtailment interest costs and a $0.7 million increase in net cash servicing fees. Most of our loan servicing agreements require us to pay interest to the investor for an entire month, even if the loan we service for others prepays prior to the end of a month. That additional interest cost is what we call payoff and curtailment interest cost. However, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in an increase to our net interest income.

Page 20	Navigation Links

          At March 31, 2004, we serviced $9.2 billion of loans for others, compared to $9.3 billion at December 31, 2003, and $8.5 billion at March 31, 2003.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Net cash servicing fees	$5,704	$5,681	$5,401	$5,117	$5,016
Payoff and curtailment interest cost (a)	(1,527)	(1,597)	(3,869)	(3,620)	(2,525)
Amortization of MSRs	(5,519)	(5,001)	(5,051)	(9,951)	(4,771)
(Provision for) reduction of impairment
of MSRs	(12,903)	7,685	5,069	(13,238)	(11,406)

Total loan servicing income (loss), net	$(14,245)	$6,768	$1,550	$(21,692)	$(13,686)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month, less the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For further information regarding mortgage servicing rights, see Note 2 of Notes to Consolidated Financial Statements on page 6.

          Sales of loans and mortgage-backed securities declined from $1.624 billion a year ago to $679 million in the current quarter. Net gains associated with these sales totaled $1.4 million in the current quarter, down from $19.8 million a year ago due primarily to a lower volume of fixed rate loans being originated and sold. Net gains in the current quarter included the capitalization of mortgage servicing rights of $6.0 million, compared to $15.0 million a year ago. Excluding the impact of SFAS 133, a gain of 0.69% of secondary market sales was realized which is below 1.23% a year ago.

          The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Mortgage servicing rights	$5,968	$9,091	$21,660	$15,405	$14,954
All other components excluding SFAS 133	(1,314)	(4,553)	686	183	4,948
SFAS 133	(3,282)	1,016	1,121	(2,936)	(139)

Total net gains on sales of loans
and mortgage-backed securities	$1,372	$5,554	$23,467	$12,652	$19,763

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	0.69%	0.48%	1.15%	0.75%	1.23%

Securities available for sale

          Just prior to the end of the current quarter, we established a partial economic hedge against future MSR value declines by purchasing approximately $500 million of securities classified as available for sale. We sold the designated securities at the end of the current quarter for a gain of $2.1 million. On the same day, we reset the hedge amount for the second quarter. For further information regarding our hedging strategy, see Asset/Liability Management and Market Risk on page 34.

Page 21	Navigation Links

Operating Expense

          Our operating expense totaled $55.0 million in the current quarter, up $2.7 million or 5.2% from a year ago. The increase was primarily due to a $1.4 million increase in salaries and related costs and a $0.9 million increase in advertising expense.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Salaries and related costs	$35,569	$33,144	$34,312	$33,028	$34,126
Premises and equipment costs	8,208	8,286	8,291	7,971	7,713
Advertising expense	1,708	1,068	835	1,016	793
SAIF insurance premiums and regulatory
assessments	757	762	787	825	831
Professional fees	368	539	798	418	628
Other general and administrative expense	8,482	8,106	7,718	8,111	7,893

Total general and administrative expense	55,092	51,905	52,741	51,369	51,984
Net operation of real estate acquired in
settlement of loans	(72)	(739)	(376)	(111)	297

Total operating expense	$55,020	$51,166	$52,365	$51,258	$52,281

Provision for Income Taxes

          Income taxes for the current quarter totaled $6.6 million, resulting in an effective tax rate of 42.4%, compared to $22.1 million and 42.3% for the year-ago quarter. For further information regarding income taxes, see Note 4 of Notes to Consolidated Financial Statements on page 11.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information regarding business segments, see Note 7 of Notes to Consolidated Financial Statements on page 12.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Banking net income	$8,387	$23,188	$25,621	$17,145	$29,505
Real estate investment net income	525	570	3,630	1,370	712

Total net income	$8,912	$23,758	$29,251	$18,515	$30,217

Page 22	Navigation Links

Banking

          Net income from our banking operations for the current quarter totaled $8.4 million, down $21.1 million from a year ago. The decrease between first quarters primarily reflected:

  a $18.4 million decrease in gains from sales of loans and mortgage-backed securities;
  a $11.4 million decline in net interest income;
  a $3.5 million increase in our provision for loan losses;
  a $2.6 million increase in operating expense; and
  a $2.5 million decline in income from a litigation award received in the year-ago quarter.

Our loss from loan servicing was $0.6 million higher. However, that increased loss was more than offset by a $2.1 million gain in the current quarter from the sale of investment securities that we acquired as a partial economic hedge against value changes in our mortgage servicing rights.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Net interest income	$69,444	$65,325	$68,302	$74,232	$80,881
Provision for (reduction of) loan losses	1,804	(281)	(1,104)	(624)	(1,709)
Other income	1,691	25,498	27,116	5,839	20,631
Operating expense	54,699	50,925	52,126	50,985	52,106
Net intercompany income (expense)	(38)	42	43	40	44

Income before income taxes	14,594	40,221	44,439	29,750	51,159
Income taxes	6,207	17,033	18,818	12,605	21,654

Net income	$8,387	$23,188	$25,621	$17,145	$29,505

At period end
Assets:
Loans and mortgage-backed securities	$11,594,098	$10,396,510	$9,987,468	$10,773,026	$10,675,557
Other	1,919,401	1,237,858	1,165,611	1,169,082	760,182

Total assets	13,513,499	11,634,368	11,153,079	11,942,108	11,435,739

Equity	$924,557	$917,018	$894,210	$869,365	$851,650

Page 23	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $0.5 million in the current quarter, down slightly from $0.7 million a year ago.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Net interest income (loss)	$(88)	$(72)	$(50)	$(20)	$15
Other income	1,262	1,320	6,476	2,651	1,411
Operating expense	321	241	239	273	175
Net intercompany income (expense)	38	(42)	(43)	(40)	(44)

Income before income taxes	891	965	6,144	2,318	1,207
Income taxes	366	395	2,514	948	495

Net income	$525	$570	$3,630	$1,370	$712

At period end
Assets:
Investments in real estate and joint ventures	$35,768	$35,716	$32,435	$36,297	$34,307
Other	3,994	3,503	4,617	8,279	5,641

Total assets	39,762	39,219	37,052	44,576	39,948

Equity	$28,132	$27,607	$27,037	$35,407	$34,037

          Our investments in real estate and joint ventures amounted to $36 million at both March 31, 2004 and December 31, 2003 but up from $34 million at March 31, 2003.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowances for Losses on Loans and Real Estate on page 39.

Page 24	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $1.2 billion during the current quarter to a total of $11.6 billion or 85.7% of assets at March 31, 2004. The increase occurred in both loans held for investment and loans held for sale. A record volume of single family portfolio originations and a moderate decline in loan repayments resulted in our loans held for investment increasing $948 million or 9.4% during the current quarter. Loans held for sale increased $249 million, as the volume of new single family fixed rate applications rose due to the decline in mortgage interest rates since the end of 2003. Our annualized prepayment speed in the current quarter declined to 41%, compared to 43% a year ago and 50% during the fourth quarter of 2003.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$854,367	$381,699	$157,322	$250,792	$287,913
MTA	721,138	878,153	486,146	207,342	223,987
Libor	203,502	207,303	88,658	74,098	35,021
Adjustable – fixed for 3-5 years	124,008	106,412	275,755	748,613	222,540
Fixed	-	885	1,976	6,499	13,287

Total residential one-to-four units	1,903,015	1,574,452	1,009,857	1,287,344	782,748
Other	125,391	145,175	102,618	78,407	51,155

Total for investment portfolio	2,028,406	1,719,627	1,112,475	1,365,751	833,903
Sale portfolio(a)	927,777	889,144	1,566,423	2,161,154	1,607,147

Total for investment and sale portfolios	$2,956,183	$2,608,771	$2,678,898	$3,526,905	$2,441,050

(a) Primarily fixed rate residential one-to-four unit loans.

          Loan originations, including loans purchased, totaled $2.956 billion in the current quarter, up 21.1% from the $2.441 billion we originated in the first quarter of 2003 and 13.3% above the $2.609 billion we originated in the fourth quarter of 2003. Loans originated for sale declined $679 million from the year-ago first quarter to $928 million, while single family loans originated for portfolio increased $1.120 billion to a quarterly record of $1.903 billion. Of the current quarter originations for portfolio, $173 million represented subprime credits as part of our continuing strategy to enhance the portfolio’s net yield. During the current quarter, 78% of our residential one-to-four unit originations represented refinance transactions. This is up from 75% in the fourth quarter of 2003 but down from 87% in the year-ago quarter. In addition to single family loans, we originated $125 million of other loans in the current quarter.

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $1.903 billion during the quarter. Of that total:

  83% were monthly adjustable loans tied to either the COFI or MTA index and provide for negative amortization. Loans tied to COFI represented 54%, while MTA related loans represented the difference.
  11% were adjustable loans tied to Libor that typically adjust every six or twelve months.
  6% were adjustable rate loans where the initial rate is fixed for three or five years, after which the loans adjust to the change in either the weekly average on one-year U.S. Treasury securities adjusted to a constant maturity ("CMT"), or Libor.
Page 25	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$5,095,707	57%	$4,819,852	61%	$5,163,897	71%	$5,883,639	78%	$6,458,588	81%
MTA	3,074,120	35	2,503,336	32	1,761,516	24	1,391,864	18	1,258,982	16
Libor	589,621	7	403,450	5	249,320	3	143,388	2	54,931	1
Other, primarily CMT	126,154	1	185,437	2	171,039	2	180,575	2	195,309	2

Total adjustable loans (a)	$8,885,602	100%	$7,912,075	100%	$7,345,772	100%	$7,599,466	100%	$7,967,810	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          Our adjustable rate mortgages:

  generally either begin with an incentive interest rate, which is an interest rate below the current market rate, then adjust to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months, or are fixed for a period of three to five years then adjust semi-annually or annually thereafter;
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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which also increases credit risk, as the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount. At March 31, 2004, loans with the higher 125% limit on negative amortization represented 22% of our adjustable rate one-to-four unit residential portfolio.

          At March 31, 2004, $7.9 billion or 75% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $39 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization was $9 million or 20% below the December 31, 2003 level.

Page 26	Navigation Links

          We also will continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $679 million of loans and mortgage-backed securities in the current quarter, compared to $941 million in the fourth quarter of 2003 and $1.624 billion in the year-ago first quarter. All but minor amounts were secured by residential one-to-four unit property, and at March 31, 2004, loans held for sale totaled $529 million.

          At March 31, 2004, our unfunded loan application pipeline totaled $2.5 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, excluding expected fallout, of $1.2 billion, of which $569 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at March 31, 2004, we had commitments on undrawn lines of credit of $233 million, loans in process of $49 million and commitments to purchase loans of $0.5 million. We believe our current sources of funds will enable us to meet these obligations.

Page 27	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$1,550,101	$1,335,998	$675,135	$468,337	$479,506
Adjustable – subprime	163,927	119,989	55,778	63,903	62,268
Adjustable – fixed for 3-5 years	124,008	106,412	275,755	178,325	132,143
Adjustable – fixed for 3-5 years – subprime	-	-	-	-	11,683

Total adjustable residential one-to-four units	1,838,036	1,562,399	1,006,668	710,565	685,600
Fixed	-	885	1,976	5,721	11,865
Fixed – subprime	-	-	-	73	1,395
Residential five or more units – adjustable	8,452	11,629	12,789	17,956	4,400

Total residential	1,846,488	1,574,913	1,021,433	734,315	703,260
Commercial real estate	8,094	-	575	3,272	-
Construction	6,330	36,320	12,025	21,511	10,345
Land	-	-	19,589	-	-
Non-mortgage:
Commercial	375	1,260	1,200	-	125
Automobile	-	-	21	18	79
Other consumer	101,582	95,966	30,107	31,117	28,418

Total loans originated	1,962,869	1,708,459	1,084,950	790,233	742,227
Real estate loans purchased:
One-to-four units	56,361	10,038	594	570,985	82,746
One-to-four units – subprime	8,618	1,130	619	-	1,142
Other (a)	558	-	26,312	4,533	7,788

Total real estate loans purchased	65,537	11,168	27,525	575,518	91,676

Total loans originated and purchased	2,028,406	1,719,627	1,112,475	1,365,751	833,903
Loan repayments	(1,064,293)	(1,205,610)	(1,526,563)	(1,352,321)	(1,127,612)
Other net changes (b)	(15,946)	(47,939)	15,168	(4,075)	11,078

Net increase (decrease) in loans held for investment	948,167	466,078	(398,920)	9,355	(282,631)

Sale Portfolio
Originated whole loans:
Residential one-to-four units	927,047	886,572	1,565,841	2,161,154	1,606,085
Non-mortgage loans	730	2,572	582	-	-
Loans purchased	-	-	-	-	1,062
Loans transferred from (to) the investment portfolio	283	(2,523)	(7,759)	3,549	(541)
Originated whole loans sold	(155,610)	(107,060)	(335,589)	(250,027)	(246,697)
Loans exchanged for mortgage-backed securities	(523,136)	(834,373)	(1,602,297)	(1,828,344)	(1,377,469)
Other net changes	(968)	(1,979)	(1,079)	(1,116)	(1,143)
Capitalized basis adjustment (c)	1,082	1,011	(6,191)	3,037	327

Net increase (decrease) in loans held for sale	249,428	(55,780)	(386,492)	88,253	(18,376)

Mortgage-backed securities, net:
Received in exchange for loans	523,136	834,373	1,602,297	1,828,344	1,377,469
Sold	(523,136)	(834,373)	(1,602,297)	(1,828,344)	(1,377,469)
Repayments	(6)	(1,247)	(140)	(129)	(366)
Other net changes	(1)	(9)	(6)	(10)	(12)

Net decrease in mortgage-backed securities
available for sale	(7)	(1,256)	(146)	(139)	(378)

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	249,421	(57,036)	(386,638)	88,114	(18,754)

Total net increase (decrease) in loans and
mortgage-backed securities	$1,197,588	$409,042	$(785,558)	$97,469	$(301,385)

(a) Included five or more unit residential loans.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 28	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$7,878,316	$6,945,106	$6,328,674	$6,444,574	$6,711,548
Adjustable – subprime	982,696	940,655	987,509	1,119,780	1,212,905
Adjustable – fixed for 3-5 years	1,650,521	1,687,323	1,809,803	1,942,446	1,543,478
Adjustable – fixed for 3-5 years – subprime	35,861	42,952	57,910	70,780	80,247
Fixed	90,993	105,042	123,413	157,256	187,888
Fixed – subprime	3,515	4,432	4,790	5,602	7,266

Total residential one-to-four units	10,641,902	9,725,510	9,312,099	9,740,438	9,743,332
Residential five or more units:
Adjustable	99,321	91,024	79,778	41,004	19,048
Fixed	1,875	1,904	2,213	2,251	2,292
Commercial real estate:
Adjustable	36,298	36,142	37,860	37,524	34,530
Fixed	6,016	13,144	14,580	15,507	23,613
Construction	88,676	105,706	90,233	105,858	100,767
Land	1,587	16,855	18,931	20,090	39,962
Non-mortgage:
Commercial	5,150	4,975	5,235	6,493	14,922
Automobile	2,816	3,823	5,085	6,959	9,165
Other consumer	130,549	95,319	70,593	68,012	61,744

Total loans held for investment	11,014,190	10,094,402	9,636,607	10,044,136	10,049,375
Increase (decrease) for:
Undisbursed loan funds	(50,950)	(56,543)	(52,841)	(67,921)	(72,765)
Net deferred costs and premiums	133,518	108,990	97,445	105,393	96,499
Allowance for losses	(32,072)	(30,330)	(30,770)	(32,247)	(33,103)

Total loans held for investment, net	11,064,686	10,116,519	9,650,441	10,049,361	10,040,006

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	526,311	276,295	335,594	716,477	631,261
Non-mortgage	1,420	3,090	582	-	-
Capitalized basis adjustment (a)	1,354	272	(739)	5,452	2,415

Total loans held for sale	529,085	279,657	335,437	721,929	633,676
Mortgage-backed securities available for sale:
Adjustable	327	334	1,590	1,736	1,875
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	327	334	1,590	1,736	1,875

Total loans held for sale and mortgage-backed
securities available for sale	529,412	279,991	337,027	723,665	635,551

Total loans and mortgage-backed securities	$11,594,098	$10,396,510	$9,987,468	$10,773,026	$10,675,557

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At March 31, 2004, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At March 31, 2004, our residential one-to-four units subprime portfolio consisted of 92% "Alt. A and A-" credit, 7% "B" credit and 1% "C" credit loans. The average loan-to-value ratio at origination for these loans was 73%.

          We carry mortgage-backed securities available for sale at fair value which, at March 31, 2004, reflected an unrealized gain of $6,000. The current quarter-end unrealized gain, less the associated tax effect, is reflected as a separate component of other comprehensive income until realized.

Page 29	Navigation Links

Trading and Investment Securities

          The following table sets forth the composition of our trading and investment securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Federal funds	$2,300	$1,500	$4,001	$89,210	$1,201
U.S. Treasury securities held for trading	-	-	-	201,781	-
U.S. Treasury and agency securities available for sale	872,037	690,281	635,759	276,904	214,449
Other investment securities available for sale	66	66	66	67	67
Municipal securities held to maturity	-	-	-	6,148	6,148
Securities purchased under resale agreements	-	-	-	60,000	-

Total trading and investment securities	$874,403	$691,847	$639,826	$634,110	$221,865

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2004 are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and agency securities	$608,497	$477	$-	$-	$608,497	$477
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$608,497	$477	$-	$-	$608,497	$477

          The following table sets forth the maturities of our investment securities and their weighted average yields at March 31, 2004.

			After 1 Year
	1 Year or Less		Through 5 Years		After 5 Years		Total

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal funds	$2,300	0.87%	$-	-%	$-	-%	$2,300	0.87%
U.S. Treasury, agency, and other
securities available for sale (a)	-	-	87,277	2.32	784,826	3.57	872,103	3.45

Total investment securities	$2,300	0.87%	$87,277	2.32%	$784,826	3.57%	$874,403	3.44%

(a) Includes within the category of maturities after five years, $125 million with yields that adjust every three months based on movements of the 3-month Libor.
Page 30	Navigation Links

Deposits

          At March 31, 2004, our deposits totaled $8.8 billion, down $180 million or 2.0% from the year-ago level but up $523 million or 6.3% since year-end 2003. Compared to the year-ago period, our certificates of deposit declined $372 million or 9.0%, which was partially offset by an increase in our lower-rate transaction accounts—i.e., checking, money market and regular passbook—of $192 million or 3.9%. As depositors seemed more interested in liquidity given the relatively low level of interest rates, they moved monies from certificates of deposit to transaction accounts. During the quarter, we closed one in-store branch due to the sale of the grocery store in which it was located. The associated deposits have been temporarily transferred to another branch pending the opening of a replacement location expected in the second quarter. This brings our total branches at quarter end to 171, of which 99 were in-store, an increase of 6 branches from a year ago, all of which were in-store. At March 31, 2004, the average deposit size of our 72 traditional branches was $102 million, while the average deposit size of our 99 in-store branches was $15 million. Subsequent to March 31, 2004, we consolidated two traditional branches that were located near each other. We currently have five in-store branches with deposits totaling $105 million at March 31, 2004 that are affected by Ralph Grocery Company’s decision to close supermarkets in Southern California during the second quarter. We are looking for replacement locations for these branches to maintain and increase customer relationships in those areas.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$489,213	-%	$429,743	-%	$411,839	-%	$403,264	-%	$446,668
Interest-bearing
checking (a)	0.37	542,963	0.21	462,733	0.21	453,547	0.21	439,408	0.21	434,148
Money market	1.05	142,092	1.05	142,418	1.05	136,981	1.05	127,194	1.19	127,257
Regular passbook	1.08	3,898,369	1.12	4,036,464	1.18	4,062,067	1.28	4,015,045	1.45	3,872,525

Total transaction
accounts	0.90	5,072,637	0.94	5,071,358	0.99	5,064,434	1.08	4,984,911	1.20	4,880,598
Certificates of deposit:
Less than 2.00%	1.22	1,532,376	1.17	1,548,398	1.24	1,533,630	1.35	1,479,928	1.45	1,292,664
2.00-2.49	2.38	962,827	2.23	338,763	2.22	374,684	2.23	416,718	2.24	241,833
2.50-2.99	2.71	211,296	2.73	222,436	2.75	233,258	2.76	277,926	2.80	436,352
3.00-3.49	3.30	233,922	3.27	305,258	3.32	560,853	3.32	602,691	3.32	706,952
3.50-3.99	3.79	106,554	3.78	106,861	3.80	133,807	3.85	254,400	3.89	545,453
4.00-4.49	4.27	240,903	4.27	240,459	4.27	241,388	4.25	361,212	4.25	368,490
4.50-4.99	4.83	420,966	4.83	420,262	4.83	423,728	4.80	469,279	4.80	471,542
5.00 and greater	5.61	35,692	5.59	39,963	5.60	42,286	5.58	48,387	5.57	53,674

Total certificates
of deposit	2.45	3,744,536	2.44	3,222,400	2.56	3,543,634	2.74	3,910,541	2.97	4,116,960

Total deposits	1.56%	$8,817,173	1.52%	$8,293,758	1.64%	$8,608,068	1.81%	$8,895,452	2.01%	$8,997,558

(a) Included amounts swept into money market deposit accounts.
Page 31	Navigation Links

Borrowings

          During the current quarter, our borrowings increased $806 million to $3.1 billion, due primarily to increases in securities sold under agreements to repurchase of $507 million and FHLB advances of $299 million. This followed an increase in FHLB advances of $866 million during the fourth quarter of 2003.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2004	2003	2003	2003	2003

Securities sold under agreements to repurchase	$507,027	$-	$-	$-	$-
Federal Home Loan Bank advances	2,424,230	2,125,150	1,259,150	1,672,850	1,300,850
Real estate notes	4,144	4,161	4,178	3,121	-
Junior subordinated debentures	123,711	123,711	123,711	123,711	123,711

Total borrowings	$3,059,112	$2,253,022	$1,387,039	$1,799,682	$1,424,561

Weighted average rate on borrowings during
the quarter (a)	3.25%	4.07%	4.78%	4.71%	4.37%
Total borrowings as a percentage of total assets	22.62	19.35	12.43	15.06	12.45

(a) Starting in the first quarter of 2004, the impact of swap contracts were included, with notional amounts totaling $430 million of receive-fixed, pay-3-month Libor variable interest, which serve as a permitted hedge against a portion of our FHLB advances.

          Our junior subordinated debentures with a principal amount of $124 million are payable by Downey Financial Corp. to Downey Financial Capital Trust I ("Trust"), a wholly owned special purpose entity. On July 23, 1999, we issued through the Trust $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. The capital securities represent undivided beneficial interests in the Trust. We own all of the issued and outstanding common securities of the Trust aggregating $4 million and reported them separately on our balance sheet. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the junior subordinated debentures issued by Downey Financial Corp. The sole asset of the Trust is the junior subordinated debentures. The debentures carry an interest rate of 10.00% and are due September 15, 2029. We may redeem, in whole or in part, the junior subordinated debentures before their maturity at a redemption price of 100% of their principal amount plus accrued and unpaid interest on or after July 23, 2004. If we elect to shorten the maturity of the junior subordinated debentures, we will also cause the capital securities to be redeemed on an earlier maturity date. We fully and unconditionally guaranteed the obligations of the Trust with respect to the securities. The payment of distributions on the capital securities may be deferred if we defer payments of interest on the junior subordinated debentures. We will have the right, on one or more occasions, to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods. During the time we defer interest payments, interest on the junior subordinated debentures will continue to accrue and distributions on the capital securities will continue to accumulate and the deferred interest and deferred distributions will themselves accrue interest at an annual rate of 10.00%, compounded quarterly, to the extent permitted by applicable law.

Page 32	Navigation Links

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 34 and Note 3 of Notes to the Consolidated Financial Statements on page 7.

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

Transactions with Related Parties

          There are no related party transactions required to be disclosed in accordance with FASB Statement No. 57, Related Party Disclosures. Loans to our executive officers and directors were made in the ordinary course of business and on substantially the same terms as comparable transactions.

Page 33	Navigation Links

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis—generally more rapidly—than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI, MTA, Libor and CMT. We also may execute swap contracts to change interest rate characteristics of our interest-earning assets or interest-bearing liabilities to better manage interest rate risk.

          In addition to the interest rate risk associated with our lending and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into hedging contracts for speculative purposes.

          Changes in mortgage interest rates also impact the value of our MSRs. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. During the first quarter of 2004, we implemented a partial economic hedge against future value changes in our MSRs by purchasing approximately $500 million of securities classified as available for sale. We have implemented a fairly simple hedging strategy. During periods when long-term interest rates decline, the value of our MSRs will fall and the resultant MSR valuation addition will be partially offset by securities gains. However, if long-term interest rates rise causing MSR values to improve, the securities will be in a loss position and may be sold at a loss, with the intention to reset the hedge at a higher market interest rate. Any realized loss from the securities sales will be mitigated by the favorable earnings impact associated with the recapture of any existing MSR valuation allowance. While this strategy is not constructed to be a perfect hedge, it is expected to reduce earnings volatility from changing MSR values. Over time, we may use derivatives in lieu of securities, or a combination of both, to provide an economic hedge against value changes in our MSRs. In addition, the dollar amount used as an economic hedge may vary as we reset the hedge due to changes in the volume of MSRs or their sensitivity to changes in market interest rates.

          There has been no significant change in our market risk since December 31, 2003.

Page 34	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of March 31, 2004, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	March 31, 2004

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock(a)	$307,699	$10,148	$163,540	$517,293	$3,711	$1,002,391
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	9,443,540	382,839	1,211,640	-	-	11,038,019
Fixed	278,270	21,563	37,248	1,703	805	339,589
Commercial real estate	27,442	5,057	7,513	543	-	40,555
Construction	39,128	-	-	-	-	39,128
Land	7	7	51	556	-	621
Non-mortgage loans:
Commercial	2,695	-	-	-	-	2,695
Consumer	131,212	730	1,222	-	-	133,164
Mortgage-backed securities	327	-	-	-	-	327

Total loans and mortgage-backed securities	9,922,621	410,196	1,257,674	2,802	805	11,594,098

Total interest-earning assets	$10,230,320	$420,344	$1,421,214	$520,095	$4,516	$12,596,489

Transaction accounts:
Non-interest-bearing checking	$489,213	$-	$-	$-	$-	$489,213
Interest-bearing checking(c)	542,963	-	-	-	-	542,963
Money market (d)	142,092	-	-	-	-	142,092
Regular passbook (d)	3,898,369	-	-	-	-	3,898,369

Total transaction accounts	5,072,637	-	-	-	-	5,072,637
Certificates of deposit(e)	1,069,816	664,248	2,010,472	-	-	3,744,536

Total deposits	6,142,453	664,248	2,010,472	-	-	8,817,173
FHLB advances and other borrowings	1,781,107	399,100	722,050	33,144	-	2,935,401
Junior subordinated debentures	-	-	-	-	123,711	123,711
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$8,353,560	$1,063,348	$2,302,522	$33,144	$123,711	$11,876,285

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$1,876,760	$(643,004)	$(881,308)	$486,951	$(119,195)	$720,204
Cumulative gap	1,876,760	1,233,756	352,448	839,399	720,204
Cumulative gap–as a percentage of total assets:
March 31, 2004	13.88%	9.12%	2.61%	6.21%	5.32%
December 31, 2003	14.95	13.42	6.95	6.76	5.74
March 31, 2003	19.10	14.94	10.02	6.26	5.23

(a) Includes FHLB stock and Investment in Downey Financial Capital Trust I. Based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.
Page 35	Navigation Links

          Our six-month gap at March 31, 2004 was a positive 13.88%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to a positive six-month gap of 14.95% at December 31, 2003 and 19.10% a year ago.

          We continue to pursue our strategy of emphasizing the origination of adjustable rate mortgages for our investment portfolio. For the twelve months ended March 31, 2004, we originated and purchased for investment $6.2 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At March 31, 2004, 96% of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to essentially all at both December 31, 2003 and March 31, 2003. At March 31, 2004, $10.9 billion or 99% of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $10.0 billion or 99% at December 31, 2003, and $9.8 billion or 98% a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003

Weighted average yield: (a)
Loans and mortgage-backed securities	4.51%	4.61%	4.98%	5.24%	5.53%
Federal Home Loan Bank stock	3.85	4.18	4.34	4.80	5.31
Trading and investment securities	3.44	3.02	2.63	2.32	2.34

Interest-earning assets yield	4.43	4.51	4.84	5.08	5.46

Weighted average cost:
Deposits	1.56	1.52	1.64	1.81	2.01
Borrowings:
Securities sold under agreements to repurchase	0.45	-	-	-	-
Federal Home Loan Bank advances (b)	2.44	3.08	4.42	3.68	4.50
Real estate notes	6.63	6.63	6.63	6.63	-
Junior subordinated debentures	10.00	10.00	10.00	10.00	10.00

Total borrowings	2.43	3.46	4.92	4.12	4.98

Combined funds cost	1.78	1.94	2.09	2.20	2.42

Interest rate spread	2.65%	2.57%	2.75%	2.88%	3.04%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, amortization of premiums and accretion of discounts.
(b) Starting in the first quarter of 2004, the impact of swap contracts were included, with notional amounts totaling $430 million of receive-fixed, pay-3-month Libor variable interest, which serve as a permitted hedge against a portion of our FHLB advances.

          The period-end weighted average yield on our loan portfolio declined to 4.51% at March 31, 2004, down from 4.61% at December 31, 2003 and 5.53% at March 31, 2003. At March 31, 2004, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $10.9 billion with a weighted average rate of 4.42%, compared to $9.8 billion with a weighted average rate of 4.55% at December 31, 2003, and $9.7 billion with a weighted average rate of 5.44% at March 31, 2003.

Page 36	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets increased $5 million during the current quarter to $54 million or 0.40% of total assets. The increase was primarily in our prime residential loan category.

          The following table summarizes our non-performing assets at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2004	2003	2003	2003	2003

Non-accrual loans:
Residential one-to-four units	$31,037	$26,325	$32,430	$29,758	$34,426
Residential one-to-four units – subprime	16,846	15,980	22,101	26,568	30,086
Other	516	523	576	646	683

Total non-accrual loans	48,399	42,828	55,107	56,972	65,195
Real estate acquired in settlement of loans	5,189	5,803	7,436	9,464	10,205
Repossessed automobiles	7	-	15	3	-

Total non-performing assets	$53,595	$48,631	$62,558	$66,439	$75,400

Allowance for loan losses:
Amount	$32,072	$30,330	$30,770	$32,247	$33,103
As a percentage of non-performing loans	66.27%	70.82%	55.84%	56.60%	50.78%
Non-performing assets as a percentage of total assets	0.40	0.42	0.56	0.56	0.66

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.52% at March 31, 2004, down from 0.59% at December 31, 2003 and 0.80% a year ago. The decline from a year ago primarily occurred in our residential one-to-four units category.

Page 37	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	March 31, 2004				December 31, 2003

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$13,066	$4,805	$23,995	$41,866	$15,501	$7,244	$20,081	$42,826
One-to-four units – subprime	3,458	3,852	10,279	17,589	6,084	2,801	9,283	18,168
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	16,524	8,657	34,274	59,455	21,585	10,045	29,364	60,994
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	5	14	8	27	34	4	7	45
Other consumer	221	12	80	313	41	22	88	151

Total delinquent loans	$16,750	$8,683	$34,790	$60,223	$21,660	$10,071	$29,887	$61,618

Delinquencies as a percentage of total loans	0.14%	0.08%	0.30%	0.52%	0.20%	0.10%	0.29%	0.59%

	September 30, 2003				June 30, 2003

Loans secured by real estate:
Residential:
One-to-four units	$14,942	$5,246	$26,259	$46,447	$17,488	$5,482	$23,500	$46,470
One-to-four units – subprime	5,582	4,813	12,961	23,356	4,785	4,350	18,302	27,437
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	20,524	10,059	39,220	69,803	22,273	9,832	41,802	73,907
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	24	20	36	80	94	18	44	156
Other consumer	42	29	112	183	77	16	174	267

Total delinquent loans	$20,590	$10,108	$39,796	$70,494	$22,444	$9,866	$42,448	$74,758

Delinquencies as a percentage of total loans	0.21%	0.10%	0.40%	0.71%	0.21%	0.09%	0.39%	0.69%

	March 31, 2003

Loans secured by real estate:
Residential:
One-to-four units	$18,566	$7,771	$26,054	$52,391
One-to-four units – subprime	7,835	6,943	17,496	32,274
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	26,401	14,714	43,550	84,665
Non-mortgage:
Commercial	-	-	428	428
Automobile	158	23	15	196
Other consumer	141	70	240	451

Total delinquent loans	$26,700	$14,807	$44,233	$85,740

Delinquencies as a percentage of total loans	0.25%	0.14%	0.41%	0.80%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 38	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses.

          We use an internal asset review system and loss allowance methodology to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and take into consideration losses that are imbedded within the portfolio but have not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then a specific allowance i s recorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

          Allowances for losses on all assets were $34 million at March 31, 2004, compared to $32 million at December 31, 2003, and $34 million a year ago.

          In the current quarter, our provision for loan losses was $1.8 million and net loan charge-offs totaled $0.1 million, resulting in an increase in the allowance for loan losses to $32 million at March 31, 2004. The current quarter increase in the allowance reflected an increase of $1.8 million in the general valuation allowance due to an increase in the loan portfolio. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Balance at beginning of period	$30,330	$30,770	$32,247	$33,103	$34,999
Provision (reduction)	1,804	(281)	(1,104)	(624)	(1,709)
Charge-offs	(96)	(334)	(378)	(236)	(191)
Recoveries	34	175	5	4	4

Balance at end of period	$32,072	$30,330	$30,770	$32,247	$33,103

Page 39	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2004	2003	2003	2003	2003

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$45	$112	$203	$130	$17
One-to-four units – subprime	-	182	85	39	82
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	20
Automobile	10	1	35	8	10
Other consumer	41	39	55	59	62

Total gross loan charge-offs	96	334	378	236	191

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	164	-	-	-
One-to-four units – subprime	25	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	5	1	1	1	1
Other consumer	4	10	4	3	3

Total gross loan recoveries	34	175	5	4	4

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	45	(52)	203	130	17
One-to-four units – subprime	(25)	182	85	39	82
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	20
Automobile	5	-	34	7	9
Other consumer	37	29	51	56	59

Total net loan charge-offs	$62	$159	$373	$232	$187

Net loan charge-offs as a
percentage of average loans	-%	0.01%	0.01%	0.01%	0.01%

Page 40	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	March 31, 2004			December 31, 2003			September 30, 2003

		Gross	Allowance		Gross	Allowance		Gross	Allowance
		Loan	Percentage		Loan	Percentage		Loan	Percentage
		Portfolio	to Loan		Portfolio	to Loan		Portfolio	to Loan
(Dollars in Thousands)	Allowance	Balance	Balance	Allowance	Balance	Balance	Allowance	Balance	Balance

Loans secured by real estate:
Residential:
One-to-four units	$18,507	$9,619,830	0.19%	$17,040	$8,737,471	0.20%	$17,174	$8,261,890	0.21%
One-to-four units – subprime	5,847	1,022,072	0.57	5,382	988,039	0.54	6,123	1,050,209	0.58
Five or more units	759	101,196	0.75	697	92,928	0.75	615	81,991	0.75
Commercial real estate	1,049	42,314	2.48	1,127	49,286	2.29	1,160	52,440	2.21
Construction	1,045	88,676	1.18	1,257	105,706	1.19	1,082	90,233	1.20
Land	18	1,587	1.13	209	16,855	1.24	235	18,931	1.24
Non-mortgage:
Commercial	460	5,150	8.93	460	4,975	9.25	461	5,235	8.81
Automobile	51	2,816	1.81	38	3,823	0.99	42	5,085	0.83
Other consumer	1,536	130,549	1.18	1,320	95,319	1.38	1,078	70,593	1.53
Not specifically allocated	2,800	-	-	2,800	-	-	2,800	-	-

Total loans held for investment	$32,072	$11,014,190	0.29%	$30,330	$10,094,402	0.30%	$30,770	$9,636,607	0.32%

	June 30, 2003			March 31, 2003

Loans secured by real estate:
Residential:
One-to-four units	$17,447	$8,544,276	0.20%	$17,553	$8,442,914	0.21%
One-to-four units – subprime	7,315	1,196,162	0.61	7,965	1,300,418	0.61
Five or more units	324	43,255	0.75	160	21,340	0.75
Commercial real estate	1,171	53,031	2.21	1,226	58,143	2.11
Construction	1,256	105,858	1.19	1,197	100,767	1.19
Land	250	20,090	1.24	498	39,962	1.25
Non-mortgage:
Commercial	504	6,493	7.76	564	14,922	3.78
Automobile	94	6,959	1.35	82	9,165	0.89
Other consumer	1,086	68,012	1.60	1,058	61,744	1.71
Not specifically allocated	2,800	-	-	2,800	-	-

Total loans held for investment	$32,247	$10,044,136	0.32%	$33,103	$10,049,375	0.33%

          At March 31, 2004, the recorded investment in loans for which we recognized impairment totaled $12 million, unchanged from December 31, 2003 but down from $13 million a year ago. The allowance for losses related to these loans was $1 million at March 31, 2004, December 31, 2003 and March 31, 2003. During the current quarter, total interest recognized on the impaired loan portfolio was $0.3 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Balance at beginning of period	$709	$711	$716	$720	$725
Reduction	(5)	(2)	(5)	(4)	(5)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$704	$709	$711	$716	$720

Page 41	Navigation Links

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2004	2003	2003	2003	2003

Balance at beginning of period	$1,436	$1,436	$1,096	$949	$908
Provision	-	-	340	147	41
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,436	$1,436	$1,436	$1,096	$949

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

          Our primary sources of funds generated in the first quarter of 2004 were from:

  principal repayments of $910 million—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $802 million in FHLB advances and other borrowings;
  a $523 million increase in deposits; and
  sales and maturities of $382 million in U.S. Treasury securities, agency obligations and other investment securities available for sale.

          We used these funds to:

  originate and purchase $1.9 billion of loans held for investment, excluding refinances of our existing loans;
  purchase $539 million of U.S. Treasury securities, agency obligations and other investment securities available for sale; and
  fund a net increase of $249 million in our loans held for sale.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is from the FHLB. At March 31, 2004, our FHLB borrowings totaled $2.4 billion, representing 17.9% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $4.3 billion. To the extent deposit growth over the remainder of 2004 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or other sources. As of March 31, 2004, we had commitments to borrowers for short-term rate locks, excluding expected fallout, of $1.2 billion, undisbursed loan funds and unused lines of credit of $282 million, operating leases of $17 million, commitments to invest in affordable housing funds of $3 million and commitments to purchase loans of $0.5 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At March 31, 2004, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $70 million.

          Stockholders’ equity totaled $925 million at March 31, 2004, up from $917 million at December 31, 2003 and $852 million a year ago.

Page 42	Navigation Links

Contractual Obligations and Other Commitments

          Through the normal course of operations, we have entered into certain contractual obligations and other commitments. Our obligations generally relate to funding of our operations through deposits and borrowings as well as leases for premises and equipment, and our commitments generally relate to our lending operations.

          We have obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable. Currently, we have no significant contractual vendor obligations.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including forward sale and purchase contracts related to our sale of loans in the secondary market as well as interest rate swap contracts. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not necessarily represent future cash requirements. For further information regarding our derivative instruments and swap contracts, see Asset/Liability Management and Market Risk on page 34 and Note 3 of Notes to the Consolidated Financial Statements on page 7.

Page 43	Navigation Links

          At March 31, 2004, scheduled maturities of certificates of deposit, FHLB advances and junior subordinated debentures, secondary marketing activities, fair value hedges, loans held for investment, future operating minimum lease commitments and other contractual obligations were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$1,734,064	$1,627,447	$383,025	$-	$3,744,536
FHLB advances and other borrowings	2,180,207	292,050	430,000	33,144	2,935,401
Junior subordinated debentures (a)	-	-	-	123,711	123,711
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	441,747	-	-	-	441,747
Associated forward sale contracts	429,066	-	-	-	429,066
Associated forward purchase contracts	4,000	-	-	-	4,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	529,085	-	-	-	529,085
Associated forward sale contracts	509,710	-	-	-	509,710
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	-	430,000	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	-	430,000	-	430,000
Commitments to originate loans held for investment:
Adjustable	650,948	-	-	-	650,948
Commitments to purchase loans	495	-	-	-	495
Undisbursed loan funds and unused lines of credit	41,725	5,403	-	234,693	281,821
Operating leases	4,561	7,494	3,610	1,257	16,922
Commitments to invest in affordable housing funds	-	-	-	3,090	3,090

Total obligations and commitments	$6,525,608	$1,932,394	$1,676,635	$395,895	$10,530,532

(a) These securities may be called at our option beginning in July of 2004.

Regulatory Capital Compliance

          Our core and tangible capital ratios were both 6.90% and our risk-based capital ratio was 13.36% at March 31, 2004. The Bank’s capital ratios exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of March 31, 2004.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$969,479			$969,479		$969,479
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(29,688)			(29,688)		(29,688)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(6,972)			(6,972)		(6,972)
Unrealized gains on securities available for sale	(1,753)			(1,753)		(1,753)
Additions:
General loss allowance – investment in DSL
Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (a)	-			-		31,554

Regulatory capital	928,646	6.90%		928,646	6.90%	960,200	13.36%
Well capitalized requirement	201,986	1.50	(b)	673,286	5.00	718,516	10.00	(c)

Excess	$726,660	5.40%		$255,360	1.90%	$241,684	3.36%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 12.92%.
Page 44	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 34.

ITEM 4. – CONTROLS AND PROCEDURES

          As of March 31, 2004, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures are effective in timely alerting them to material information relating to Downey, which is required to be included in Downey’s periodic SEC filings. There has been no significant changes in Downey’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

ITEM 2 – Changes in Securities and Use of Proceeds

          On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of our common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well as market conditions in general. There have been no shares repurchased since the fourth quarter of 2002 and, at March 31, 2004, $38 million of the original authorization remains available for future purchases.

           During the first quarter of 2004, 25,025 options were exercised resulting in the reissuance of the same amount of treasury stock shares at a weighted average price of $18.92 per share.

ITEM 3 – Defaults Upon Senior Securities

          None.

ITEM 4 – Submission of Matters to a Vote of Security Holders

          None.

ITEM 5 – Other Information

          None.

ITEM 6 – Exhibits and Reports on Form 8-K

(A)          Exhibits

Exhibit
Number	Description

10.17	Director Retirement Benefits (Revised).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(B)          Reports on Form 8-K

          1) Form 8-K filed January 16, 2004, with respect to a press release reporting its results of operations during the three and twelve months ended December 31, 2003.

          2) Form 8-K filed January 23, 2004, with respect to a press release announcing the appointment of Marangal I. Domingo, President and Chief Executive Officer.

          3) Form 8-K filed February 18, 2004, with respect to a press release reporting monthly selected financial data for the thirteen months ended January 31, 2004.

Page 46	Navigation Links

(B)          Reports on Form 8-K (Continued)

          4) Form 8-K filed March 16, 2004, with respect to a press release reporting monthly selected financial data for the thirteen months ended February 29, 2004.

          5) Form 8-K filed March 23, 2004, with respect to a press release announcing five branch relocations due to Ralphs’ store closures.

AVAILABILITY OF REPORTS

          Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and codes of business conduct and ethics are available free of charge from our internet site, www.downeysavings.com by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and available free of charge under "Corporate Filings" on our "Investor Relations" page.

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

DOWNEY FINANCIAL CORP.

/s/ Marangal I. Domingo

Date: May 3, 2004	Marangal I. Domingo
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: May 3, 2004	Thomas E. Prince
Executive Vice President and Chief Financial Officer

Page 47	Navigation Links

NAVIGATION   LINKS

FORM 10-Q COVER

PART I

ITEM 1. – FINANCIAL INFORMATION

  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOTE (1) – Basis of Financial Statement Presentation
    NOTE (2) – Mortgage Servicing Rights
    NOTE (3) – Derivatives, Hedging Derivative Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)
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
      Securities available for sale
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

  10.17 Director Retirement Benefits Plan (Revised)
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