Form 10-Q
period 2004-06-30
DOWNEY FINANCIAL CORP
filed 2004-08-03
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended June 30, 2004

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X    No

          At June 30, 2004, 27,968,283 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I

ITEM 1. – FINANCIAL INFORMATION

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2003

Assets
Cash	$126,361	$111,667	$136,423
Federal funds	-	1,500	89,210

Cash and cash equivalents	126,361	113,167	225,633
Trading securities, at fair value	-	-	201,781
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	630,785	690,347	276,971
Municipal securities held to maturity, at amortized cost (estimated
fair value of $6,135 at June 30, 2003)	-	-	6,148
Loans and securities purchased under resale agreements	-	-	60,000
Loans held for sale, at lower of cost or fair value	661,481	279,657	721,929
Mortgage-backed securities available for sale, at fair value	321	334	1,736
Loans receivable held for investment	12,309,935	10,116,519	10,049,361
Investments in real estate and joint ventures	31,517	35,716	36,297
Real estate acquired in settlement of loans	2,424	5,803	9,464
Premises and equipment	107,277	110,316	113,434
Federal Home Loan Bank stock, at cost	167,797	123,089	120,517
Investment in Downey Financial Capital Trust I	3,711	3,711	3,711
Mortgage servicing rights, net	92,049	82,175	48,722
Other assets	88,689	85,146	75,573

	$14,222,347	$11,645,980	$11,951,277

Liabilities and Stockholders’ Equity
Deposits	$8,948,238	$8,293,758	$8,895,452
Securities sold under agreements to repurchase	239,688	-	-
Federal Home Loan Bank advances	3,556,087	2,125,150	1,672,850
Real estate notes	-	4,161	3,121
Senior notes	198,179	-	-
Junior subordinated debentures	123,711	123,711	123,711
Accounts payable and accrued liabilities	88,608	63,584	303,937
Deferred income taxes	125,384	118,598	82,841

Total liabilities	13,279,895	10,728,962	11,081,912

Stockholders’ equity:
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at June 30, 2004, December 31, 2003 and
June 30, 2003; outstanding 27,968,283 shares at June 30, 2004 and
27,928,722 shares at both December 31, 2003 and June 30, 2003	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	(5,745)	807	1,135
Retained earnings	864,704	834,307	786,326
Treasury stock, at cost, 266,739 shares at June 30, 2004 and 306,300 shares
at both December 31, 2003 and June 30, 2003	(10,581)	(12,170)	(12,170)

Total stockholders’ equity	942,452	917,018	869,365

	$14,222,347	$11,645,980	$11,951,277

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Thousands, Except Per Share Data)	2004	2003	2004	2003

Interest income
Loans receivable	$123,313	$130,884	$238,843	$273,373
U.S. Treasury securities and agency obligations	6,332	1,886	10,396	5,023
Mortgage-backed securities	3	19	6	35
Other investments	1,594	1,485	2,792	3,140

Total interest income	131,242	134,274	252,037	281,571

Interest expense
Deposits	34,662	42,369	67,262	90,219
Federal Home Loan Bank advances and other borrowings	16,543	14,559	32,248	29,976
Senior notes	292	-	292	-
Junior subordinated debentures	3,134	3,134	6,268	6,268

Total interest expense	54,631	60,062	106,070	126,463

Net interest income	76,611	74,212	145,967	155,108
Provision for (reduction of) loan losses	1,458	(624)	3,262	(2,333)

Net interest income after provision for (reduction of) loan losses	75,153	74,836	142,705	157,441

Other income, net
Loan and deposit related fees	14,419	13,649	26,875	25,627
Real estate and joint ventures held for investment, net	7,048	2,069	7,974	3,012
Secondary marketing activities:
Loan servicing income (loss), net	13,786	(21,692)	(459)	(35,378)
Net gains on sales of loans and mortgage-backed securities	15,675	12,652	17,047	32,415
Net gains on sales of mortgage servicing rights	-	18	-	23
Net gains on trading securities	-	591	-	591
Net gains (losses) on sales of investment securities	(21,271)	-	(19,159)	8
Litigation award	-	265	-	2,717
Other	523	938	855	1,517

Total other income, net	30,180	8,490	33,133	30,532

Operating expense
Salaries and related costs	37,575	33,028	73,144	67,154
Premises and equipment costs	8,200	7,971	16,408	15,684
Advertising expense	1,165	1,016	2,873	1,809
SAIF insurance premiums and regulatory assessments	744	825	1,501	1,656
Professional fees	356	418	724	1,046
Other general and administrative expense	9,432	8,111	17,914	16,004

Total general and administrative expense	57,472	51,369	112,564	103,353
Net operation of real estate acquired in settlement of loans	(237)	(111)	(309)	186

Total operating expense	57,235	51,258	112,255	103,539

Income before income taxes	48,098	32,068	63,583	84,434
Income taxes	20,277	13,553	26,850	35,702

Net income	$27,821	$18,515	$36,733	$48,732

PER SHARE INFORMATION

Basic	$0.99	$0.66	$1.31	$1.74

Diluted	$0.99	$0.66	$1.31	$1.74

Cash dividends declared and paid	$0.10	$0.09	$0.20	$0.18

Weighted average diluted shares outstanding	27,990,588	27,970,022	27,985,565	27,968,194

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2004	2003	2004	2003

Net income	$27,821	$18,515	$36,733	$48,732

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	(5,962)	97	(6,272)	(639)
Mortgage-backed securities available for sale, at fair value	-	(5)	(1)	(12)
Reclassification of realized amounts included in net income	158	-	158	(5)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	1,869	(4,437)	2,507	(7,735)
Reclassification of realized amounts included in net income	(3,563)	6,059	(2,944)	10,948

Total other comprehensive income, net of income taxes	(7,498)	1,714	(6,552)	2,557

Comprehensive income	$20,323	$20,229	$30,181	$51,289

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In Thousands)	2004	2003

Cash flows from operating activities
Net income	$36,733	$48,732
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	42,165	43,378
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	1,937	22,737
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
trading and investment securities, real estate and other assets	(4,579)	(35,283)
Interest capitalized on loans (negative amortization)	(4,965)	(5,584)
Federal Home Loan Bank stock dividends	(2,399)	(2,954)
Loans originated for sale	(2,206,985)	(3,768,301)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	1,822,422	3,724,399
Other, net	(62,748)	(33,039)

Net cash used for operating activities	(378,419)	(5,915)

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	1,259,216	5,255
Wholly owned real estate and real estate acquired in settlement of loans	10,446	9,398
Proceeds from maturities of U.S. Treasury securities, agency obligations
and other investment securities available for sale	383,746	452,630
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(1,613,453)	(273,618)
Loans and securities under resale agreements	-	(60,000)
Loans receivable held for investment	(142,995)	(667,194)
Federal Home Loan Bank stock	(42,309)	-
Premises and equipment	(5,189)	(9,022)
Originations of loans receivable held for investment (net of refinances of $329,019, for the
six months ended June 30, 2004 and $136,471 for the six months ended June 30, 2003)	(4,146,060)	(1,392,818)
Principal payments on loans receivable held for investment and mortgage-backed
securities available for sale	2,029,626	2,343,957
Net change in undisbursed loan funds	132,137	(6,008)
Investments in real estate held for investment	(2,916)	(2,979)
Other, net	922	1,907

Net cash provided by (used for) investing activities	(2,136,829)	401,508

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended
	June 30,

(In Thousands)	2004	2003

Cash flows from financing activities
Net increase (decrease) in deposits	$654,480	$(342,898)
Proceeds from Federal Home Loan Bank advances and other borrowings	7,815,383	6,016,721
Repayments of Federal Home Loan Bank advances and other borrowings	(6,134,856)	(5,964,834)
Proceeds from the issuance of senior notes	198,182	-
Proceeds from reissuance of treasury stock for exercise of stock options	843	-
Cash dividends	(5,590)	(5,028)

Net cash provided by (used for) financing activities	2,528,442	(296,039)

Net increase in cash and cash equivalents	13,194	99,554
Cash and cash equivalents at beginning of period	113,167	126,079

Cash and cash equivalents at end of period	$126,361	$225,633

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$105,500	$126,592
Income taxes	4,987	19,661
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	3,940	647
Loans transferred from held for investment to held for sale	283	3,655
Loans exchanged for mortgage-backed securities	1,153,683	3,205,813
Trading and investment securities purchased and not settled	-	205,125
Real estate acquired in settlement of loans	2,508	8,532
Loans to facilitate the sale of real estate acquired in settlement of loans	98	3,171

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries ("Downey," "we," "us" and "our"), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of June 30, 2004, December 31, 2003 and June 30, 2003, the results of operations and comprehensive income for the three months and six months ended June 30, 2004 and 2003, and changes in cash flows for the six months ended June 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2003, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Mortgage Servicing Rights

          The following table summarizes the activity in mortgage servicing rights and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2004	2004	2003	2003	2003

Gross balance at beginning of period	$91,766	$95,183	$92,665	$89,948	$92,178
Additions	12,074	5,968	9,091	21,660	15,405
Amortization	(4,082)	(5,519)	(5,001)	(5,051)	(9,951)
Sales	-	-	-	-	-
Impairment write-down	(3,945)	(3,866)	(1,572)	(13,892)	(7,684)

Gross balance at end of period	95,813	91,766	95,183	92,665	89,948

Allowance balance at beginning of period	22,045	13,008	22,265	41,226	35,672
Provision for (reduction of) impairment	(14,336)	12,903	(7,685)	(5,069)	13,238
Impairment write-down	(3,945)	(3,866)	(1,572)	(13,892)	(7,684)

Allowance balance at end of period	3,764	22,045	13,008	22,265	41,226

Total mortgage servicing rights, net	$92,049	$69,721	$82,175	$70,400	$48,722

As a percentage of associated mortgage loans	1.00%	0.76%	0.89%	0.78%	0.55%
Estimated fair value (a)	$92,483	$69,721	$82,314	$70,401	$48,722
Weighted average expected life (in months)	67	49	59	50	31
Custodial account earnings rate	2.10%	1.47%	1.65%	1.49%	1.26%
Weighted average discount rate	8.97	8.98	8.95	8.91	7.47

At period end
Mortgage loans serviced for others:
Total	$9,279,359	$9,167,834	$9,313,948	$9,125,469	$8,980,037
With capitalized mortgage servicing rights:(a)
Amount	9,242,641	9,126,444	9,268,308	9,068,209	8,916,259
Weighted average interest rate	5.61%	5.73%	5.79%	5.87%	6.12%

Custodial account balances	$238,914	$359,146	$232,562	$352,161	$548,142

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans temporarily sub-serviced without capitalized mortgage servicing rights.
Page 6	Navigation Links

	Six Months Ended June 30,

(Dollars in Thousands)	2004	2003

Gross balance at beginning of period	$95,183	$90,584
Additions	18,042	30,359
Amortization	(9,601)	(14,722)
Sales	-	-
Impairment write-down	(7,811)	(16,273)

Gross balance at end of period	95,813	89,948

Allowance balance at beginning of period	13,008	32,855
Provision for (reduction of) impairment	(1,433)	24,644
Impairment write-down	(7,811)	(16,273)

Allowance balance at end of period	3,764	41,226

Total mortgage servicing rights, net	$92,049	$48,722

          Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of mortgage servicing rights, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impacts the value of custodial accounts; and the discount rate used in valuing future cash flows. The table below summarizes the estimated changes in the fair value of mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. The table also summarizes the earnings impact associated with provisions for or reductions of the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, such as term and interest rate. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$12,603	$4,148	$(3,361)	$12,153
Reduction of (increase in) valuation allowance	1,143	1,012	(3,029)	1,793

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(34,974)	(4,277)	3,474	(38,280)
Reduction of (increase in) valuation allowance	(34,503)	(3,874)	113	(37,809)

(a) The weighted-average expected life of the mortgage servicing rights portfolio is 81 months.
(b) The weighted-average expected life of the mortgage servicing rights portfolio is 37 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Net cash servicing fees	$5,615	$5,704	$5,681	$5,401	$5,117
Payoff and curtailment interest cost (a)	(2,083)	(1,527)	(1,597)	(3,869)	(3,620)
Amortization of MSRs	(4,082)	(5,519)	(5,001)	(5,051)	(9,951)
(Provision for) reduction of impairment
of MSRs	14,336	(12,903)	7,685	5,069	(13,238)

Total loan servicing income (loss), net	$13,786	$(14,245)	$6,768	$1,550	$(21,692)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month, less the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
Page 7	Navigation Links

	Six Months Ended June 30,

(In Thousands)	2004	2003

Net cash servicing fees	$11,319	$10,133
Payoff and curtailment interest cost (a)	(3,610)	(6,145)
Amortization of MSRs	(9,601)	(14,722)
(Provision for) reduction of impairment of MSRs	1,433	(24,644)

Total loan servicing loss, net	$(459)	$(35,378)

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

NOTE (3) – Derivatives, Derivative Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At June 30, 2004, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $541 million, with a change in fair value resulting in a gain of $0.6 million.

Derivative Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. In general, rate lock commitments associated with fixed rate loans require a higher percentage of forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At June 30, 2004, the notional amount of forward sale contracts amounted to $1.027 billion, with a change in fair value resulting in a loss of $1.5 million, of which $653 million were designated as cash flow hedges. There were no forward purchase contracts at June 30, 2004.

          In connection with its interest rate risk management, Downey may enter into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the Federal Home Loan Bank ("FHLB") under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. The purpose for entering into swap contracts is to manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate ("Libor") while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances that are attributable to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to

Page 8	Navigation Links

movements in 3-month Libor. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on observable market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At June 30, 2004, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $14.1 million recorded on the balance sheet in other liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at June 30, 2004:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month Libor)	$(100,000)	1.31%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month Libor)	(130,000)	1.31	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month Libor)	(100,000)	1.31	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month Libor)	(100,000)	1.31	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Net gains (losses) on non-qualifying hedge transactions	$3,352	$(3,282)	$1,016	$1,121	$(2,936)
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	3,352	(3,282)	1,016	1,121	(2,936)
Other comprehensive income (loss)	(1,694)	1,257	1,673	(2,424)	1,622

Notional amount or balance at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$541,358	$441,747	$163,737	$381,948	$950,703
Associated forward sale contracts	374,462	429,066	153,436	391,234	985,094
Associated forward purchase contracts	-	4,000	-	35,000	139,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	661,481	529,085	279,657	335,437	721,929
Associated forward sale contracts	652,796	509,710	275,009	334,031	710,099
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	-	-	-
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	-	-	-

Page 9	Navigation Links

	Six Months Ended June 30,

(In Thousands)	2004	2003

Net gains (losses) on non-qualifying hedge transactions	$70	$(3,075)
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	70	(3,075)
Other comprehensive income (loss)	(437)	3,213

          These forward and swap contracts expose Downey to credit risk in the event of nonperformance by the other parties—primarily government-sponsored enterprises such as Federal National Mortgage Association and the FHLB. This risk consists primarily of the termination value of agreements where Downey is in an unfavorable position. Downey controls the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

Financial Instruments with Off-Balance Sheet Risk

          Downey utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for portfolio and commitments to invest in affordable housing funds. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

          Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party. Downey also enters into commitments to purchase loans and mortgage-backed securities, investment securities and to invest in affordable housing funds.

          The following is a summary of commitments and contingent liabilities with off-balance sheet risk at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Commitments to originate loans held for investment:
Adjustable	$479,968	$650,948	$528,981	$414,823	$336,303
Fixed	-	-	-	380	235
Commitments to purchase loans	-	495	-	-	40,816
Undisbursed loan funds and unused lines of credit	372,464	281,821	240,226	178,202	183,720
Letters of credit and other contingent liabilities	-	-	-	2,703	6,044
Commitments to invest in affordable housing funds	5,226	3,090	3,153	3,393	2,400

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

Page 10	Navigation Links

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. There have been no indemnification losses related to any loan repurchases since 2002. These sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved less than $1 million at both June 30, 2004 and 2003 to cover the estimated loss exposure related to early payoffs.

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

          At June 30, 2004, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, junior subordinated debentures, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$2,321,889	$1,603,524	$281,438	$-	$4,206,851
FHLB advances and other borrowings	3,044,725	292,050	430,000	29,000	3,795,775
Senior notes	-	-	-	198,179	198,179
Junior subordinated debentures (a)	-	-	-	123,711	123,711
Operating leases	4,506	7,210	3,447	948	16,111

Total other contractual obligations	$5,371,120	$1,902,784	$714,885	$351,838	$8,340,627

(a) On July 23, 2004, Downey redeemed the junior subordinated debentures before their maturity.

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

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the "LTIP"), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance, of which 131,851 shares are available for future grants. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate in five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At June 30, 2004, Downey had 266,739 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock-based compensation plan exists.

Page 11	Navigation Links

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,

	2004			2003

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$27,821	27,962,031	$0.99	$18,515	27,928,722	$0.66
Effect of dilutive stock options	-	28,557	-	-	41,300	-

Diluted earnings per share	$27,821	27,990,588	$0.99	$18,515	27,970,022	$0.66

	Six Months Ended June 30,

	2004			2003

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$36,733	27,953,219	$1.31	$48,732	27,928,722	$1.74
Effect of dilutive stock options	-	32,346	-	-	39,472	-

Diluted earnings per share	$36,733	27,985,565	$1.31	$48,732	27,968,194	$1.74

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 12	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by major business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended June 30, 2004
Net interest income (expense)	$76,842	$(231)	$-	$76,611
Provision for loan losses	1,458	-	-	1,458
Other income	22,724	7,456	-	30,180
Operating expense	56,908	327	-	57,235
Net intercompany income (expense)	(43)	43	-	-

Income before income taxes	41,157	6,941	-	48,098
Income taxes	17,431	2,846	-	20,277

Net income	$23,726	$4,095	$-	$27,821

At June 30, 2004
Assets:
Loans and mortgage-backed securities	$12,971,737	$-	$-	$12,971,737
Investments in real estate and joint ventures	-	31,517	-	31,517
Other	1,239,475	11,845	(32,227)	1,219,093

Total assets	14,211,212	43,362	(32,227)	14,222,347

Equity	$942,452	$32,227	$(32,227)	$942,452

Three months ended June 30, 2003
Net interest income (expense)	$74,232	$(20)	$-	$74,212
Reduction of loan losses	(624)	-	-	(624)
Other income	5,839	2,651	-	8,490
Operating expense	50,985	273	-	51,258
Net intercompany income (expense)	40	(40)	-	-

Income before income taxes	29,750	2,318	-	32,068
Income taxes	12,605	948	-	13,553

Net income	$17,145	$1,370	$-	$18,515

At June 30, 2003
Assets:
Loans and mortgage-backed securities	$10,773,026	$-	$-	$10,773,026
Investments in real estate and joint ventures	-	36,297	-	36,297
Other	1,169,082	8,279	(35,407)	1,141,954

Total assets	11,942,108	44,576	(35,407)	11,951,277

Equity	$869,365	$35,407	$(35,407)	$869,365

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Six months ended June 30, 2004
Net interest income (expense)	$146,286	$(319)	$-	$145,967
Provision for loan losses	3,262	-	-	3,262
Other income	24,415	8,718	-	33,133
Operating expense	111,607	648	-	112,255
Net intercompany income (expense)	(81)	81	-	-

Income before income taxes	55,751	7,832	-	63,583
Income taxes	23,638	3,212	-	26,850

Net income	$32,113	$4,620	$-	$36,733

Six months ended June 30, 2003
Net interest income (expense)	$155,113	$(5)	$-	$155,108
Reduction of loan losses	(2,333)	-	-	(2,333)
Other income	26,470	4,062	-	30,532
Operating expense	103,091	448	-	103,539
Net intercompany income (expense)	84	(84)	-	-

Income before income taxes	80,909	3,525	-	84,434
Income taxes	34,259	1,443	-	35,702

Net income	$46,650	$2,082	$-	$48,732

Page 13	Navigation Links

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

          In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. To Downey’s knowledge, no timetable has been established yet for the completion of this project. In the meantime, the Securities and Exchange Commission ("SEC") issued guidance in Staff Accounting Bulletin No. 105 ("SAB 105"). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after June 30, 2004 and is to be applied prospectively. There is no financial impact of SAB 105 on Downey, as Downey’s accounting for expected interest rate lock commitments has been in accordance with the bulletin.

NOTE (9) – Subsequent Event

Redemption of Junior Subordinated Debentures

           On July 23, 2004, Downey elected to redeem, in whole, the 10.0% junior subordinated debentures before their maturity at a redemption price of 100% of their principal amount plus accrued and unpaid interest. By shortening the maturity of the junior subordinated debentures, Downey contemporaneously caused all the outstanding capital securities and common securities held by the Downey Financial Capital Trust I, a wholly owned special purpose entity, to be redeemed. This redemption was funded from a portion of the net proceeds of a new $200 million 6.5% 10-year senior notes offering issued on June 23, 2004 and due July 1, 2014. As a result, the lower rate on the senior notes will reduce interest expense by approximately $4.2 million per year. However, Downey will incur in the third quarter of 2004 a charge of approximately $4.1 million related to the recognition of the remaining unamortized issuance cost for the capital securities.

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

OVERVIEW

          Our net income for the second quarter of 2004 totaled $27.8 million or $0.99 per share on a diluted basis, up 50.3% from $18.5 million or $0.66 per share in the second quarter of 2003.

          The increase in our net income between second quarters primarily reflected:

  a $35.5 million improvement in loan servicing income reflecting a positive change in both provision for impairment and amortization of mortgage servicing rights;
  a $5.0 million increase in income from real estate and joint ventures held for investment due primarily to higher gains from sales;
  a $3.0 million increase in net gains on sales of loans and mortgage-backed securities due primarily to a favorable change in the SFAS 133 impact of valuing derivatives associated with the sale of loans; and
  a $2.4 million increase in net interest income due to higher average interest-earning assets.

Those positive factors were partially offset by:

  a $21.9 million unfavorable change in securities gains/losses (both investment and trading) that we acquired as a partial economic hedge against value changes of our mortgage servicing rights;
  a $6.0 million increase in operating expense primarily reflecting higher salaries and related costs; and
  a $2.1 million increase in provision for loan losses primarily reflecting growth in our loan portfolio during the current quarter.

          For the first six months of 2004, our net income totaled $36.7 million or $1.31 per share on a diluted basis, down from $48.7 million or $1.74 per share for the first six months of 2003. The decline between six-month periods was primarily associated with lower net income from our banking operations. The decline primarily reflected an unfavorable change in securities gains/losses, lower gains from sales of loans and mortgage-backed securities, lower net interest income, higher operating expense and an unfavorable change in our provision for loan losses. Those unfavorable items were partially offset by an improvement in our loan servicing activities and higher loan and deposit related fees.

          For the second quarter of 2004, our return on average assets was 0.83%, up from 0.65% a year ago, while our return on average equity was 11.95%, up from 8.64% a year ago. For the first six-month periods, our return on average assets declined from 0.84% a year ago to 0.58%, while our return on average equity declined from 11.49% to 7.94%.

          Our loan originations, including purchases, totaled a record $3.869 billion in the second quarter of 2004, up from the $3.527 billion we originated in the second quarter of 2003. Loans originated for sale declined $882 million to $1.279 billion, while single family loans originated for portfolio increased by $1.102 billion to a quarterly record of $2.390 billion. Of the current quarter total originated for portfolio, $205 million represented subprime credits. In addition to single family loans, we originated $200 million of other loans in the quarter.

          At quarter end, our assets totaled $14.2 billion, up $2.3 billion or 19.0% from a year ago and up $2.6 billion or 22.1% from year-end 2003. During the current quarter, portfolio originations exceeded loan payoffs, resulting in an increase of $1.2 billion in our loans held for investment and our loans held for sale increased by $132 million. Those increases were

Page 15	Navigation Links

partially offset by a decline of $241 million in our securities available for sale, as we sold a portion of the securities acquired as a partial economic hedge of our mortgage servicing rights due to changes in the price sensitivity of our mortgage servicing rights during the quarter. In addition, a decline incurred in other assets, which included a receivable at March 31, 2004, related to securities sold the last day of the first quarter for which proceeds were received the next business day.

          At June 30, 2004, our deposits totaled $8.9 billion, up 0.6% from the year-ago level and up $654 million or 7.9% since year-end 2003. During the quarter:

  one traditional branch was opened as a replacement for an in-store branch that was closed during the first quarter of 2004 due to the sale of the grocery store in which it was located;
  one traditional branch was closed due to its consolidation into a nearby branch; and
  four in-store branches were closed due to the closure of the grocery stores in which they were located. In the interim, the associated deposits have been moved to other branch locations. Three replacement locations have been identified and they are expected to open by October. Previously, a fifth in-store branch was identified for closure due to the closure of the grocery store, but as of yet, no closure date has been established by the grocery chain.

This brings our total branches at quarter end to 167, of which 95 were in-store. A year ago, we had 170 branches, of which 98 were in-store.

          In June 2004, we issued $200 million 6.5% 10-year senior notes. We used a portion of the net proceeds on July 23, 2004, to redeem, in whole, our 10.0% junior subordinated debentures before their maturity at a redemption price of 100% of their principal amount plus accrued and unpaid interest. By shortening the maturity of the junior subordinated debentures, we contemporaneously caused all the outstanding capital securities and common securities held by the Downey Financial Capital Trust I, a wholly owned special purpose entity, to be redeemed. In connection with our redemption of the junior subordinated debentures, we will incur in the third quarter of 2004 an after-tax charge of approximately $2.4 million. This charge represented the recognition of the remaining unamortized issuance cost for the capital securities. That charge, however, will be offset within a year due to the lower interest rate being paid on the funds that were used to redeem the junior subordinated debentures. The remaining net proceeds from the senior notes will be used for general corporate purposes, to include possible capital contributions into Downey Savings and Loan Association, F.A. (the "Bank").

          Our non-performing assets declined $14 million during the quarter to $40 million or 0.28% of total assets. The decline occurred in both our prime and subprime residential loan categories.

          At June 30, 2004, the Bank, our primary subsidiary, exceeded all regulatory capital tests, with capital-to-asset ratios of 6.68% for both tangible and core capital and 13.13% for risk-based capital. These capital levels compare favorably with the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

Page 16	Navigation Links

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

  The valuation of mortgage servicing rights ("MSRs"). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: fixed rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%), and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At June 30, 2004, the MSR valuation allowance totaled $4 million, compared to $41 million at June 30, 2003. For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.
  The valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At June 30, 2004, we had a liability recorded for interest rate lock derivatives of $0.6 million and a contra asset recorded as a capitalized basis adjustment to loans held for sale of $0.9 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At June 30, 2003, an asset was recorded for interest rate lock derivatives of $0.2 million and a capitalized basis adjustment to loans held for sale of $5.5 million. The offset to these items was recorded in net gains on sales of loans and mortgage-backed securities. For further information, see Note 3 on page 8 of Notes to Consolidated Financial Statements.
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to loans over $5 million, we evaluate the allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios, unless an individual loan or borrower relationship warrants separate analysis. The allowance is determined by applying factors that take into consideration past loss experience and asset duration for each major asset type to the associated asset balance or loss statistics against current classified asset balances to determine the amount of the allowances. These allowances totaled $35 million at June 30, 2004 and $33 million at June 30, 2003. For further information, see Allowance for Losses on Loans and Real Estate on page 41.
Page 17	Navigation Links

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

          Our net interest income totaled $76.6 million in the current quarter, up $2.4 million or 3.2% from the same period last year. The increase reflected higher interest-earning assets, which averaged $13.0 billion during the quarter, up 17.7% from the year-ago level. The effective interest rate spread averaged 2.36% in the current quarter, down from 2.70% a year ago and 2.42% in the previous quarter. The decline between second quarters was due to our yield on interest-earning assets declining more rapidly than our cost of funds. The more rapid decline in our yield on interest-earning assets primarily reflected our positive interest rate gap (i.e., more interest-earning assets reprice to market interest rates within one year than do interest-bearing liabilities). In addition, the decline in our effective interest rate spread also reflected a higher proportion of lower yielding adjustable rate mortgages tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities to a constant maturity of one year ("MTA") that currently have lower fully-indexed yields than those tied to the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") and a lower percentage of higher yielding subprime loans.

          For the first six months of 2004, net interest income totaled $146.0 million, down $9.1 million from a year ago. The decline was due to a lower effective interest rate spread, partially offset by higher interest-earning asset levels.

          During the latter part of the first quarter of 2004, we entered into interest rate swap contracts that mature in the fourth quarter of 2008 as a fair value hedge against certain existing fixed rate borrowings. These swaps effectively convert the borrowings from fixed to adjustable rate and better match the adjustable rate loans now being funded with those borrowings. During the current quarter, these swaps reduced interest expense by $2.2 million. For further information, see Note 3 of Notes to Consolidated Financial Statements on page 8.

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

Page 18	Navigation Links

	Three Months Ended June 30,

	2004			2003

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$12,120,003	$123,313	4.07%	$10,517,236	$130,884	4.98%
Mortgage-backed securities	325	3	3.69	1,802	19	4.22
Investment and trading securities	842,703	7,926	3.78	492,782	3,371	2.74

Total interest-earning assets	12,963,031	131,242	4.05	11,011,820	134,274	4.88
Non-interest-earning assets	415,503			411,925

Total assets	$13,378,534			$11,423,745

Transaction accounts:
Non-interest-bearing checking	$496,445	$-	-%	$402,183	$-	-%
Interest-bearing checking (a)	550,258	536	0.39	439,909	283	0.26
Money market	144,344	376	1.05	127,162	355	1.12
Regular passbook	3,844,436	10,283	1.08	3,896,717	13,253	1.36

Total transaction accounts	5,035,483	11,195	0.89	4,865,971	13,891	1.15
Certificates of deposit	3,851,486	23,467	2.45	4,018,803	28,478	2.84

Total deposits	8,886,969	34,662	1.57	8,884,774	42,369	1.91
FHLB advances and other borrowings (b)	3,251,957	16,543	2.05	1,384,203	14,559	4.22
Senior notes and junior subordinated debentures (c)	141,419	3,426	9.69	123,711	3,134	10.13

Total deposits and borrowings	12,280,345	54,631	1.79	10,392,688	60,062	2.32
Other liabilities	166,886			173,451
Stockholders’ equity	931,303			857,606

Total liabilities and stockholders’ equity	$13,378,534			$11,423,745

Net interest income/interest rate spread		$76,611	2.26%		$74,212	2.56%
Excess of interest-earning assets over deposits and borrowings	$682,686			$619,132
Effective interest rate spread			2.36			2.70

	Six Months Ended June 30,

Interest-earning assets:
Loans	$11,472,856	$238,843	4.16%	$10,638,317	$273,373	5.14%
Mortgage-backed securities	328	6	3.66	1,907	35	3.67
Investment and trading securities	751,726	13,188	3.53	515,083	8,163	3.20

Total interest-earning assets	12,224,910	252,037	4.12	11,155,307	281,571	5.05
Non-interest-earning assets	410,796			409,674

Total assets	$12,635,706			$11,564,981

Transaction accounts:
Non-interest-bearing checking	$471,031	$-	-%	$393,135	$-	-%
Interest-bearing checking (a)	534,915	996	0.37	432,860	582	0.27
Money market	142,199	740	1.05	125,678	769	1.23
Regular passbook	3,880,975	21,145	1.10	3,830,620	28,082	1.48

Total transaction accounts	5,029,120	22,881	0.91	4,782,293	29,433	1.24
Certificates of deposit	3,655,960	44,381	2.44	4,147,842	60,786	2.96

Total deposits	8,685,080	67,262	1.56	8,930,135	90,219	2.04
FHLB advances and other borrowings (b)	2,729,433	32,248	2.38	1,491,649	29,976	4.05
Senior notes and junior subordinated debentures (c)	132,565	6,560	9.90	123,711	6,268	10.13

Total deposits and borrowings	11,547,078	106,070	1.85	10,545,495	126,463	2.42
Other liabilities	163,118			171,364
Stockholders’ equity	925,510			848,122

Total liabilities and stockholders’ equity	$12,635,706			$11,564,981

Net interest income/interest rate spread		$145,967	2.27%		$155,108	2.63%
Excess of interest-earning assets over deposits and borrowings	$677,832			$609,812
Effective interest rate spread			2.39			2.78

(a) Included amounts swept into money market deposit accounts.
(b) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(c) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.
Page 19	Navigation Links

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2004 Versus 2003				2004 Versus 2003
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$19,946	$(23,878)	$(3,639)	$(7,571)	$21,444	$(51,902)	$(4,072)	$(34,530)
Mortgage-backed securities	(16)	(2)	2	(16)	(29)	-	-	(29)
Investment securities	2,383	1,270	902	4,555	3,777	855	393	5,025

Change in interest income	22,313	(22,610)	(2,735)	(3,032)	25,192	(51,047)	(3,679)	(29,534)

Interest expense:
Transaction accounts:
Interest-bearing checking (a)	71	145	37	253	139	223	52	414
Money market	46	(22)	(3)	21	94	(109)	(14)	(29)
Regular passbook	(179)	(2,828)	37	(2,970)	366	(7,208)	(95)	(6,937)

Total transaction accounts	(62)	(2,705)	71	(2,696)	599	(7,094)	(57)	(6,552)
Certificates of deposit	(1,201)	(3,975)	165	(5,011)	(7,154)	(10,494)	1,243	(16,405)

Total interest-bearing deposits	(1,263)	(6,680)	236	(7,707)	(6,555)	(17,588)	1,186	(22,957)
FHLB advances and other
borrowings	19,210	(7,327)	(9,899)	1,984	25,985	(13,007)	(10,706)	2,272
Senior notes and junior
subordinated debentures (b)	447	(136)	(19)	292	445	(143)	(10)	292

Change in interest expense	18,394	(14,143)	(9,682)	(5,431)	19,875	(30,738)	(9,530)	(20,393)

Change in net interest income	$3,919	$(8,467)	$6,947	$2,399	$5,317	$(20,309)	$5,851	$(9,141)

(a) Included amounts swept into money market deposit accounts.
(b) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.

Provision for Loan Losses

          Provision for loan losses totaled $1.5 million in the current quarter, compared to a reduction in our provision for loan losses of $0.6 million in the year-ago quarter. The provision was due to growth in the loan portfolio, whereas the year-ago reversal primarily reflected an improvement in credit quality.

          For the first six months of 2004, provision for loan losses totaled $3.3 million, compared to a $2.3 million provision reduction in the year-ago period. For further information, see Allowance for Losses on Loans and Real Estate on page 41.

Other Income

          Our total other income was $30.2 million in the current quarter, compared to $8.5 million in the year-ago quarter. The $21.7 million increase between second quarters primarily reflected:

  a $35.5 million improvement in our loan servicing activities;
  a $5.0 million increase in income from real estate and joint ventures held for investment; and
  a $3.0 million increase in net gains from sales of loans and mortgage-backed securities.
Page 20	Navigation Links

Partially offsetting those items was a $21.9 million unfavorable change in securities gains/losses (both available for sale and trading) that we acquired as a partial economic hedge against the valuation of mortgage servicing rights.

          For the first six months of 2004, total other income was $33.1 million, up $2.6 million from a year ago. The increase from a year ago primarily reflected a reduced loss from loan servicing activities, higher income from real estate and joint ventures held for investment and higher loan and deposit related fees. Those favorable items were partially offset by an unfavorable change in securities gains/losses and lower gains from sales of loans and mortgage-backed securities.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $14.4 million in the current quarter, up $0.8 million from a year ago. The increase was primarily in our deposit related fees which were up $0.7 million or 10.6% due to higher fees from both our checking accounts and automated teller machines.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Loan related fees:
Prepayment fees	$5,090	$3,799	$4,320	$4,756	$4,291
Other fees	2,215	2,000	2,117	2,863	2,925
Deposit related fees:
Automated teller machine fees	2,455	2,243	2,187	2,472	2,180
Other fees	4,659	4,414	4,420	4,314	4,253

Total loan and deposit related fees	$14,419	$12,456	$13,044	$14,405	$13,649

          For the first six months of 2004, loan and deposit related fees totaled $26.9 million, up $1.2 million from the same period of 2003. The increase was in all categories except other loan related fees.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Loan related fees:
Prepayment fees	$8,889	$7,704
Other fees	4,215	5,499
Deposit related fees:
Automated teller machine fees	4,698	4,266
Other fees	9,073	8,158

Total loan and deposit related fees	$26,875	$25,627

Page 21	Navigation Links

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $7.0 million in the current quarter, up $5.0 million from the year-ago quarter. Net gains from sales totaled $6.2 million in the current quarter, up $5.0 million from a year ago.

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Rental operations, net of expenses	$172	$576	$290	$168	$224
Net gains on sales of wholly owned real estate	5,616	40	-	2,160	1,000
Equity in net income from joint ventures	1,014	80	451	3,308	604
Interest from joint venture advances	246	230	218	568	388
Provision for losses on real estate
and joint ventures	-	-	-	(340)	(147)

Total income from real estate and joint ventures
held for investment, net	$7,048	$926	$959	$5,864	$2,069

          For the first six months of 2004, income from real estate and joint ventures held for investment totaled $8.0 million, up $5.0 million from the same period of 2003. The increase primarily reflected higher gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Rental operations, net of expenses	$748	$755
Net gains on sales of wholly owned real estate	5,656	1,157
Equity in net income from joint ventures	1,094	620
Interest from joint venture advances	476	668
Provision for losses on real estate and joint ventures	-	(188)

Total income from real estate and joint ventures held for investment, net	$7,974	$3,012

Secondary Marketing Activities

          We service loans for others and those activities generated income of $13.8 million in the current quarter, compared to a loss of $21.7 million in the year-ago quarter. The $35.5 million favorable change between second quarters primarily reflected a positive change associated with the valuation allowance for MSRs. The current quarter included a $14.3 million reduction of impairment, compared to a $13.2 million provision a year ago. The current quarter reduction to the valuation allowance reflected an increase in long-term mortgage interest rates, resulting in a slower projected rate at which loans we service for others are expected to prepay, thereby lengthening their average expected life. In addition, amortization of MSRs declined $5.9 million between second quarters due to a decline in prepayment speeds. Other favorable items include a decline of $1.5 million in payoff and curtailment interest costs and a $0.5 million increase in net cash servicing fees. Most of our loan servicing agreements require us to pay interest to the investor for an entire month, even if the loan we service for others prepays prior to the end of a month. That additional interest cost is what we call payoff and curtailment interest cost. However, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in an increase to our net interest income.

          At June 30, 2004, we serviced $9.3 billion of loans for others, virtually unchanged from December 31, 2003, but up from $9.0 billion at June 30, 2003.

Page 22	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Net cash servicing fees	$5,615	$5,704	$5,681	$5,401	$5,117
Payoff and curtailment interest cost (a)	(2,083)	(1,527)	(1,597)	(3,869)	(3,620)
Amortization of MSRs	(4,082)	(5,519)	(5,001)	(5,051)	(9,951)
(Provision for) reduction of impairment
of MSRs	14,336	(12,903)	7,685	5,069	(13,238)

Total loan servicing income (loss), net	$13,786	$(14,245)	$6,768	$1,550	$(21,692)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month, less the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For the first six months of 2004, a loss of $0.5 million was recorded in loan servicing, an improvement over the $35.4 million loss for the same period of 2003. The smaller loss reflected a favorable change in provision for impairment, a decline in amortization of MSRs, lower payoff and curtailment interest losses, and an increase in net cash servicing fees.

          The following table presents a breakdown of the components of our loan servicing loss during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Net cash servicing fees	$11,319	$10,133
Payoff and curtailment interest cost (a)	(3,610)	(6,145)
Amortization of MSRs	(9,601)	(14,722)
(Provision for) reduction of impairment of MSRs	1,433	(24,644)

Total loan servicing loss, net	$(459)	$(35,378)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month, less the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For further information, see Note 2 of Notes to Consolidated Financial Statements on page 6.

          Sales of loans and mortgage-backed securities declined from $2.078 billion a year ago to $1.139 billion in the current quarter. However, net gains associated with these sales totaled $15.7 million in the current quarter, up from $12.7 million a year ago due primarily to a favorable change in the SFAS 133 impact of valuing derivatives associated with the sale of loans. Net gains in the current quarter included the capitalization of MSRs of $12.1 million, compared to $15.4 million a year ago. Excluding the impact of SFAS 133, a gain of 1.08% of secondary market sales was realized which is above 0.75% a year ago.

          The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Mortgage servicing rights	$12,074	$5,968	$9,091	$21,660	$15,405
All other components excluding SFAS 133	249	(1,314)	(4,553)	686	183
SFAS 133	3,352	(3,282)	1,016	1,121	(2,936)

Total net gains on sales of loans
and mortgage-backed securities	$15,675	$1,372	$5,554	$23,467	$12,652

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.08%	0.69%	0.48%	1.15%	0.75%

Page 23	Navigation Links

          For the first six months of 2004, sales of loans and mortgage-backed securities totaled $1.818 billion, down from $3.703 billion a year ago. Net gains associated with these sales totaled $17.0 million, $15.4 million lower than the prior year amount.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Mortgage servicing rights	$18,042	$30,359
All other components excluding SFAS 133	(1,065)	5,131
SFAS 133	70	(3,075)

Total net gains on sales of loans and mortgage-backed securities	$17,047	$32,415

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	0.93%	0.96%

Securities available for sale and trading securities

          Just prior to the end of the first quarter of 2004, we established a partial economic hedge against future value changes in our MSRs by purchasing $517 million of securities classified as available for sale. As interest rates began to increase during the current quarter, the price sensitivity of our MSRs changed and approximately half of the securities were sold at a loss to reset the hedge. At June 30, 2004, securities available for sale included $239 million, net of an $8 million unrealized loss, associated with the partial economic hedge. The current quarter included realized losses of $21.3 million from those sales, whereas the year-ago quarter included gains of $0.6 million from trading securities which were purchased a year ago for the same economic purpose. For further information, see Asset/Liability Management and Market Risk on page 36.

Operating Expense

          Our operating expense totaled $57.2 million in the current quarter, up $6.0 million or 11.7% from a year ago. The increase was primarily due to a $4.5 million or 13.8% increase in salaries and related costs.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Salaries and related costs	$37,575	$35,569	$33,144	$34,312	$33,028
Premises and equipment costs	8,200	8,208	8,286	8,291	7,971
Advertising expense	1,165	1,708	1,068	835	1,016
SAIF insurance premiums and regulatory
assessments	744	757	762	787	825
Professional fees	356	368	539	798	418
Other general and administrative expense	9,432	8,482	8,106	7,718	8,111

Total general and administrative expense	57,472	55,092	51,905	52,741	51,369
Net operation of real estate acquired in
settlement of loans	(237)	(72)	(739)	(376)	(111)

Total operating expense	$57,235	$55,020	$51,166	$52,365	$51,258

          For the first six months of 2004, operating expenses totaled $112.3 million, up $8.7 million or 8.4% from the same period of 2003, primarily reflecting higher salaries and related costs.

Page 24	Navigation Links

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Salaries and related costs	$73,144	$67,154
Premises and equipment costs	16,408	15,684
Advertising expense	2,873	1,809
SAIF insurance premiums and regulatory assessments	1,501	1,656
Professional fees	724	1,046
Other general and administrative expense	17,914	16,004

Total general and administrative expense	112,564	103,353
Net operation of real estate acquired in settlement of loans	(309)	186

Total operating expense	$112,255	$103,539

Provision for Income Taxes

          Income taxes for the current quarter totaled $20.3 million, compared to $13.6 million a year ago. Our effective tax rate was 42.2% for both the second quarter and year-to-date periods of 2004, compared to 42.3% for the same periods a year ago. For further information, see Note 4 of Notes to Consolidated Financial Statements on page 11.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 13.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Banking net income	$23,726	$8,387	$23,188	$25,621	$17,145
Real estate investment net income	4,095	525	570	3,630	1,370

Total net income	$27,821	$8,912	$23,758	$29,251	$18,515

	Six Months Ended June 30,

(In Thousands)	2004	2003

Banking net income	$32,113	$46,650
Real estate investment net income	4,620	2,082

Total net income	$36,733	$48,732

Banking

          Net income from our banking operations for the current quarter totaled $23.7 million, up $6.6 million from a year ago. The increase between second quarters primarily reflected:

  a $35.5 million improvement in loan servicing activities;
  a $3.0 million increase in gains from sales of loans and mortgage-backed securities; and
  a $2.6 million increase in net interest income.

Those favorable items were partially offset by a $21.9 million unfavorable change in securities gains/losses, a $5.9 million increase in operating expense and a $2.1 million increase in provision for loan losses.

Page 25	Navigation Links

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Net interest income	$76,842	$69,444	$65,325	$68,302	$74,232
Provision for (reduction of) loan losses	1,458	1,804	(281)	(1,104)	(624)
Other income	22,724	1,691	25,498	27,116	5,839
Operating expense	56,908	54,699	50,925	52,126	50,985
Net intercompany income (expense)	(43)	(38)	42	43	40

Income before income taxes	41,157	14,594	40,221	44,439	29,750
Income taxes	17,431	6,207	17,033	18,818	12,605

Net income	$23,726	$8,387	$23,188	$25,621	$17,145

At period end
Assets:
Loans and mortgage-backed securities	$12,971,737	$11,594,098	$10,396,510	$9,987,468	$10,773,026
Other	1,239,475	1,919,401	1,237,858	1,165,611	1,169,082

Total assets	14,211,212	13,513,499	11,634,368	11,153,079	11,942,108

Equity	$942,452	$924,557	$917,018	$894,210	$869,365

          For the first six months of 2004, net income from our banking operations totaled $32.1 million, down $14.5 million from the same period a year ago. The decline primarily reflected an unfavorable change in securities gains/losses, lower gains from sales of loans and mortgage-backed securities, lower net interest income, higher operating expense and an unfavorable change in provision for loan losses. Those unfavorable items were partially offset by an improvement in loan servicing activities and higher loan and deposit related fees.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Net interest income	$146,286	$155,113
Provision for (reduction of) loan losses	3,262	(2,333)
Other income	24,415	26,470
Operating expense	111,607	103,091
Net intercompany income (expense)	(81)	84

Income before income taxes	55,751	80,909
Income taxes	23,638	34,259

Net income	$32,113	$46,650

Page 26	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $4.1 million in the current quarter, up from $1.4 million a year ago. The improvement primarily reflected higher gains from sales.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Net interest expense	$(231)	$(88)	$(72)	$(50)	$(20)
Other income	7,456	1,262	1,320	6,476	2,651
Operating expense	327	321	241	239	273
Net intercompany income (expense)	43	38	(42)	(43)	(40)

Income before income taxes	6,941	891	965	6,144	2,318
Income taxes	2,846	366	395	2,514	948

Net income	$4,095	$525	$570	$3,630	$1,370

At period end
Assets:
Investments in real estate and joint ventures	$31,517	$35,768	$35,716	$32,435	$36,297
Other	11,845	3,994	3,503	4,617	8,279

Total assets	43,362	39,762	39,219	37,052	44,576

Equity	$32,227	$28,132	$27,607	$27,037	$35,407

          For the first six months of 2004, our net income from real estate investment operations totaled $4.6 million, up $2.5 million from the same period of 2003. The increase primarily reflected higher gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Net interest expense	$(319)	$(5)
Other income	8,718	4,062
Operating expense	648	448
Net intercompany income (expense)	81	(84)

Income before income taxes	7,832	3,525
Income taxes	3,212	1,443

Net income	$4,620	$2,082

          Our investments in real estate and joint ventures amounted to $32 million at June 30, 2004 and $36 million at both December 31, 2003 and June 30, 2003.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowances for Losses on Loans and Real Estate on page 41.

Page 27	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $1.4 billion during the current quarter to a total of $13.0 billion or 91.2% of assets at June 30, 2004. The increase primarily occurred in our loans held for investment. A record volume of single family portfolio originations resulted in our loans held for investment increasing $1.2 billion or 11.3% during the current quarter, bringing our year-to-date increase to $2.2 billion or 21.7%. Our annualized prepayment speed in the current quarter declined to 47% from 53% a year ago, but was up from 41% in the first quarter of 2004.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,390,834	$854,367	$381,699	$157,322	$250,792
MTA	699,445	721,138	878,153	486,146	207,342
Libor	299,470	203,502	207,303	88,658	74,098
Adjustable – fixed for 3-5 years	-	124,008	106,412	275,755	748,613
Fixed	-	-	885	1,976	6,499

Total residential one-to-four units	2,389,749	1,903,015	1,574,452	1,009,857	1,287,344
Other	200,017	125,391	145,175	102,618	78,407

Total for investment portfolio	2,589,766	2,028,406	1,719,627	1,112,475	1,365,751
Sale portfolio(a)	1,279,208	927,777	889,144	1,566,423	2,161,154

Total for investment and sale portfolios	$3,868,974	$2,956,183	$2,608,771	$2,678,898	$3,526,905

(a) Primarily residential one-to-four unit loans.
	Six Months Ended June 30,

(In Thousands)	2004	2003

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$2,245,201	$538,705
MTA	1,420,583	431,329
Libor	502,972	109,119
Adjustable – fixed for 3-5 years	124,008	971,153
Fixed	-	19,786

Total residential one-to-four units	4,292,764	2,070,092
Other	325,408	129,562

Total for investment portfolio	4,618,172	2,199,654
Sale portfolio (a)	2,206,985	3,768,301

Total for investment and sale portfolios	$6,825,157	$5,967,955

(a) Primarily residential one-to-four unit loans.

          Loan originations, including loans purchased, totaled a record $3.869 billion in the current quarter, up 9.7% from the $3.527 billion we originated in the second quarter of 2003 and 30.9% above the $2.956 billion we originated in the first quarter of 2004. Loans originated for sale declined $882 million from the year-ago second quarter to $1.279 billion, while single family loans originated for portfolio increased $1.102 billion to a quarterly record of $2.390 billion. Of the current quarter originations for portfolio, $205 million represented subprime credits as part of our continuing strategy to enhance the portfolio’s net yield. During the current quarter, 77% of our residential one-to-four unit originations represented refinance transactions. This is down from 78% in the first quarter of 2004 and 87% in the year-ago quarter. In addition to single family loans, we originated $200 million of other loans in the current quarter.

Page 28	Navigation Links

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $2.390 billion during the quarter. Of that total:

  87% were monthly adjustable loans tied to either the COFI or MTA index and generally provide for negative amortization. Loans tied to COFI represented 58%, while MTA related loans represented the difference.
  13% were adjustable loans tied to Libor that typically adjust every six or twelve months.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$5,845,753	56%	$5,095,707	57%	$4,819,852	61%	$5,163,897	71%	$5,883,639	78%
MTA	3,563,210	35	3,074,120	35	2,503,336	32	1,761,516	24	1,391,864	18
Libor	857,211	8	589,621	7	403,450	5	249,320	3	143,388	2
Other, primarily CMT	142,796	1	126,154	1	185,437	2	171,039	2	180,575	2

Total adjustable loans (a)	$10,408,970	100%	$8,885,602	100%	$7,912,075	100%	$7,345,772	100%	$7,599,466	100%

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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which also increases credit risk, as the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. We currently impose a limit on the amount of negative amortization. The principal plus the negative amortization cannot exceed 125% of the original loan amount, except for subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%. In those two instances, the principal plus negative amortization cannot exceed 110% of the original loan amount. At June 30, 2004, loans with the higher 125% limit on negative amortization represented 17% of our adjustable rate one-to-four unit residential portfolio.

Page 29	Navigation Links

          At June 30, 2004, $9.6 billion or 82% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $33 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization was $6 million or 15% below the March 31, 2004 level.

          We also will continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market to manage our balance sheet to remain in compliance with regulatory capital requirements. We sold $1.139 billion of loans and mortgage-backed securities in the current quarter, compared to $679 million in the first quarter of 2004 and $2.078 billion in the year-ago second quarter. All but minor amounts were secured by residential one-to-four unit property, and at June 30, 2004, loans held for sale totaled $661 million.

          At June 30, 2004, our unfunded loan application pipeline totaled $2.8 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, excluding expected fallout, of $1.2 billion, of which $709 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at June 30, 2004, we had commitments on undrawn lines of credit of $312 million and loans in process of $60 million. We believe our current sources of funds will enable us to meet these obligations.

Page 30	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$2,114,055	$1,550,101	$1,335,998	$675,135	$468,337
Adjustable – subprime	198,731	163,927	119,989	55,778	63,903
Adjustable – fixed for 3-5 years	-	124,008	106,412	275,755	178,325
Adjustable – fixed for 3-5 years – subprime	-	-	-	-	-

Total adjustable residential one-to-four units	2,312,786	1,838,036	1,562,399	1,006,668	710,565
Fixed	-	-	885	1,976	5,721
Fixed – subprime	-	-	-	-	73
Residential five or more units – adjustable	9,029	8,452	11,629	12,789	17,956

Total residential	2,321,815	1,846,488	1,574,913	1,021,433	734,315
Commercial real estate	1,070	8,094	-	575	3,272
Construction	8,165	6,330	36,320	12,025	21,511
Land	25,953	-	-	19,589	-
Non-mortgage:
Commercial	-	375	1,260	1,200	-
Automobile	-	-	-	21	18
Other consumer	155,305	101,582	95,966	30,107	31,117

Total loans originated	2,512,308	1,962,869	1,708,459	1,084,950	790,233
Real estate loans purchased:
One-to-four units	71,006	56,361	10,038	594	570,985
One-to-four units – subprime	5,957	8,618	1,130	619	-
Other (a)	495	558	-	26,312	4,533

Total real estate loans purchased	77,458	65,537	11,168	27,525	575,518

Total loans originated and purchased	2,589,766	2,028,406	1,719,627	1,112,475	1,365,751
Loan repayments	(1,294,340)	(1,064,293)	(1,205,610)	(1,526,563)	(1,352,321)
Other net changes (b)	(50,177)	(15,946)	(47,939)	15,168	(4,075)

Net increase (decrease) in loans held for investment	1,245,249	948,167	466,078	(398,920)	9,355

Sale Portfolio
Originated whole loans:
Residential one-to-four units	1,273,042	927,047	886,572	1,565,841	2,161,154
Non-mortgage loans	-	730	2,572	582	-
Loans purchased	6,166	-	-	-	-
Loans transferred from (to) the investment portfolio	(3,940)	283	(2,523)	(7,759)	3,549
Originated whole loans sold	(508,482)	(155,610)	(107,060)	(335,589)	(250,027)
Loans exchanged for mortgage-backed securities	(630,547)	(523,136)	(834,373)	(1,602,297)	(1,828,344)
Other net changes	(1,582)	(968)	(1,979)	(1,079)	(1,116)
Capitalized basis adjustment (c)	(2,261)	1,082	1,011	(6,191)	3,037

Net increase (decrease) in loans held for sale	132,396	249,428	(55,780)	(386,492)	88,253

Mortgage-backed securities, net:
Received in exchange for loans	630,547	523,136	834,373	1,602,297	1,828,344
Sold	(630,547)	(523,136)	(834,373)	(1,602,297)	(1,828,344)
Repayments	(6)	(6)	(1,247)	(140)	(129)
Other net changes	-	(1)	(9)	(6)	(10)

Net decrease in mortgage-backed securities
available for sale	(6)	(7)	(1,256)	(146)	(139)

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	132,390	249,421	(57,036)	(386,638)	88,114

Total net increase (decrease) in loans and
mortgage-backed securities	$1,377,639	$1,197,588	$409,042	$(785,558)	$97,469

(a) Included five or more unit residential loans.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 31	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$9,342,177	$7,878,316	$6,945,106	$6,328,674	$6,444,574
Adjustable – subprime	1,043,557	982,696	940,655	987,509	1,119,780
Adjustable – fixed for 3-5 years	1,302,726	1,650,521	1,687,323	1,809,803	1,942,446
Adjustable – fixed for 3-5 years – subprime	28,938	35,861	42,952	57,910	70,780
Fixed	76,913	90,993	105,042	123,413	157,256
Fixed – subprime	4,028	3,515	4,432	4,790	5,602

Total residential one-to-four units	11,798,339	10,641,902	9,725,510	9,312,099	9,740,438
Residential five or more units:
Adjustable	102,176	99,321	91,024	79,778	41,004
Fixed	1,840	1,875	1,904	2,213	2,251
Commercial real estate:
Adjustable	37,075	36,298	36,142	37,860	37,524
Fixed	5,465	6,016	13,144	14,580	15,507
Construction	80,608	88,676	105,706	90,233	105,858
Land	26,770	1,587	16,855	18,931	20,090
Non-mortgage:
Commercial	5,083	5,150	4,975	5,235	6,493
Automobile	1,911	2,816	3,823	5,085	6,959
Other consumer	179,793	130,549	95,319	70,593	68,012

Total loans held for investment	12,239,060	11,014,190	10,094,402	9,636,607	10,044,136
Increase (decrease) for:
Undisbursed loan funds	(62,478)	(50,950)	(56,543)	(52,841)	(67,921)
Net deferred costs and premiums	166,803	133,518	108,990	97,445	105,393
Allowance for losses	(33,450)	(32,072)	(30,330)	(30,770)	(32,247)

Total loans held for investment, net	12,309,935	11,064,686	10,116,519	9,650,441	10,049,361

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	662,321	526,311	276,295	335,594	716,477
Non-mortgage	64	1,420	3,090	582	-
Capitalized basis adjustment (a)	(904)	1,354	272	(739)	5,452

Total loans held for sale	661,481	529,085	279,657	335,437	721,929
Mortgage-backed securities available for sale:
Adjustable	321	327	334	1,590	1,736
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	321	327	334	1,590	1,736

Total loans held for sale and mortgage-backed
securities available for sale	661,802	529,412	279,991	337,027	723,665

Total loans and mortgage-backed securities	$12,971,737	$11,594,098	$10,396,510	$9,987,468	$10,773,026

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At June 30, 2004, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At June 30, 2004, our residential one-to-four units subprime portfolio consisted of 93% "Alt. A and A-" credit, 6% "B" credit and 1% "C" credit loans. The average loan-to-value ratio at origination for these loans was 72%.

          We carry mortgage-backed securities available for sale at fair value which, at June 30, 2004, reflected an unrealized gain of $6,000. The current quarter-end unrealized gain, less the associated tax effect, is reflected as a separate component of other comprehensive income until realized.

Page 32	Navigation Links

Trading and Investment Securities

          The following table sets forth the composition of our trading and investment securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Federal funds	$-	$2,300	$1,500	$4,001	$89,210
U.S. Treasury securities held for trading	-	-	-	-	201,781
U.S. Treasury and agency securities available for sale	630,719	872,037	690,281	635,759	276,904
Other investment securities available for sale	66	66	66	66	67
Municipal securities held to maturity	-	-	-	-	6,148
Securities purchased under resale agreements	-	-	-	-	60,000

Total trading and investment securities	$630,785	$874,403	$691,847	$639,826	$634,110

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2004 are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and agency securities	$497,573	$9,827	$-	$-	$497,573	$9,827
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$497,573	$9,827	$-	$-	$497,573	$9,827

          The following table sets forth the maturities of our investment securities and their weighted average yields at June 30, 2004.

After 1 Year
	1 Year or Less		Through 5 Years		After 5 Years		Total

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal funds	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Treasury, agency, and other
securities available for sale (a)	-	-	99,969	2.67	530,816	3.79	630,785	3.61

Total investment securities	$-	-%	$99,969	2.67%	$530,816	3.79%	$630,785	3.61%

(a) Includes within the category of maturities after five years, $125 million with yields that adjust every three months based on movements of the 3-month Libor.

Deposits

          At June 30, 2004, our deposits totaled $8.9 billion, up $53 million or 0.6% from the year-ago level and up $131 million or 1.5% since March 31, 2004. Compared to the year-ago period, our certificates of deposit increased $296 million or 7.6%, which was partially offset by a decrease in our lower-rate transaction accounts—i.e., checking, money market and regular passbook—of $244 million or 4.9%. Given the relatively low level of interest rates, certain of our depositors in prior periods moved monies from certificates of deposit to transaction accounts as they seemed more interested in liquidity. Now that interest rates have begun to rise, those monies are now beginning to flow back into certificates of deposit. During the quarter:

  one traditional branch was opened as a replacement for an in-store branch that was closed during the first quarter of 2004 due to the sale of the grocery store in which it was located;
  one traditional branch was closed due to its consolidation into a nearby branch; and
  four in-store branches were closed due to the closure of the grocery stores in which they were located. In the interim, the associated deposits have been moved to other branch locations. Three replacement locations have been identified and they are expected to open by October. Previously, a fifth in-store branch was identified for closure due to the closure of the grocery store, but as of yet, no closure date has been established by the grocery chain.
Page 33	Navigation Links

This brings our total branches at quarter end to 167, of which 95 were in-store. At June 30, 2004, the average deposit size of our 72 traditional branches was $102 million, while the average deposit size of our 95 in-store branches was $17 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$483,566	-%	$489,213	-%	$429,743	-%	$411,839	-%	$403,264
Interest-bearing
checking (a)	0.35	532,682	0.37	542,963	0.21	462,733	0.21	453,547	0.21	439,408
Money market	1.05	146,756	1.05	142,092	1.05	142,418	1.05	136,981	1.05	127,194
Regular passbook	1.10	3,578,383	1.08	3,898,369	1.12	4,036,464	1.18	4,062,067	1.28	4,015,045

Total transaction
accounts	0.90	4,741,387	0.90	5,072,637	0.94	5,071,358	0.99	5,064,434	1.08	4,984,911
Certificates of deposit:
Less than 2.00%	1.33	1,480,511	1.22	1,532,376	1.17	1,548,398	1.24	1,533,630	1.35	1,479,928
2.00-2.49	2.39	1,463,613	2.38	962,827	2.23	338,763	2.22	374,684	2.23	416,718
2.50-2.99	2.71	263,753	2.71	211,296	2.73	222,436	2.75	233,258	2.76	277,926
3.00-3.49	3.28	211,428	3.30	233,922	3.27	305,258	3.32	560,853	3.32	602,691
3.50-3.99	3.83	87,374	3.79	106,554	3.78	106,861	3.80	133,807	3.85	254,400
4.00-4.49	4.27	240,864	4.27	240,903	4.27	240,459	4.27	241,388	4.25	361,212
4.50-4.99	4.83	423,229	4.83	420,966	4.83	420,262	4.83	423,728	4.80	469,279
5.00 and greater	5.62	36,079	5.61	35,692	5.59	39,963	5.60	42,286	5.58	48,387

Total certificates
of deposit	2.49	4,206,851	2.45	3,744,536	2.44	3,222,400	2.56	3,543,634	2.74	3,910,541

Total deposits	1.65%	$8,948,238	1.56%	$8,817,173	1.52%	$8,293,758	1.64%	$8,608,068	1.81%	$8,895,452

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings increased $1.1 billion to $4.1 billion, due to increases of $1.1 billion in FHLB advances and $198 million from the issuance of 10-year senior notes. Those increases were partially offset by a decline in securities sold under agreements to repurchase of $267 million. This followed an increase in securities sold under agreements to repurchase of $507 million and FHLB advances of $299 million during the first quarter of 2004.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2004	2004	2003	2003	2003

Securities sold under agreements to repurchase	$239,688	$507,027	$-	$-	$-
Federal Home Loan Bank advances	3,556,087	2,424,230	2,125,150	1,259,150	1,672,850
Real estate notes	-	4,144	4,161	4,178	3,121
Senior notes	198,179	-	-	-	-
Junior subordinated debentures (a)	123,711	123,711	123,711	123,711	123,711

Total borrowings	$4,117,665	$3,059,112	$2,253,022	$1,387,039	$1,799,682

Weighted average rate on borrowings during
the quarter (b)	2.37%	3.25%	4.07%	4.78%	4.71%
Total borrowings as a percentage of total assets	28.95	22.62	19.35	12.43	15.06

(a) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.
(b) Starting in the first quarter of 2004, the impact of swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month Libor variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 34	Navigation Links

          Our junior subordinated debentures with a principal amount of $124 million are payable by Downey Financial Corp. to Downey Financial Capital Trust I ("Trust"), a wholly owned special purpose entity. On July 23, 1999, we issued through the Trust $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. The capital securities represent undivided beneficial interests in the Trust. We own all of the issued and outstanding common securities of the Trust aggregating $4 million and reported them separately on our balance sheet. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the junior subordinated debentures issued by Downey Financial Corp. The sole asset of the Trust is the junior subordinated debentures. The debentures carry an interest rate of 10.00% and are due September 15, 2029. On July 23, 2004, we redeemed our junior subordinated debentures before their maturity. For further information, see Note 9 of Notes to the Consolidated Financial Statements on page 14.

          On June 23, 2004, we issued $200 million of 6.5% 10-year unsecured senior notes due July 1, 2014. Net proceeds from the sale of the notes, after deducting underwriting discounts and our offering expenses, were approximately $198 million. The net proceeds from the issue were used to redeem our junior subordinated debentures with the remainder intended for general corporate purposes, which may include advances to or investments in our subsidiaries, working capital and capital expenditures. The carrying value of the senior notes is net of the issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.65%.

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines of credit and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 36 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

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

Page 35	Navigation Links

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

          Changes in mortgage interest rates also impact the value of our MSRs. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. During the first quarter of 2004, we implemented a fairly simple hedging strategy by purchasing securities classified as available for sale as a partial economic hedge against future value changes in our MSRs. During periods when long-term interest rates decline, the value of our MSRs will fall and the resultant MSR valuation addition will, in general, be partially offset by securities gains. However, if long-term interest rates rise causing MSR values to improve, the securities will be in a loss position and may be sold at a loss, with the intention to reset the hedge at a higher market interest rate. Any realized loss from the securities sales will be mitigated by the favorable earnings impact associated with the recapture of any existing MSR valuation allowance. While this strategy is not constructed to be a perfect hedge, it is expected to reduce earnings volatility from changing MSR values. Over time, we may use derivatives in lieu of securities, or a combination of both, to provide an economic hedge against value changes in our MSRs. In addition, the dollar amount used as an economic hedge may vary as we reset the hedge due to changes in the volume of MSRs or their sensitivity to changes in market interest rates.

          There has been no significant change in our market risk since December 31, 2003.

Page 36	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of June 30, 2004, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	June 30, 2004

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock(a)	$343,070	$69,450	$150,867	$238,906	$-	$802,293
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	11,267,683	386,925	864,271	-	-	12,518,879
Fixed	115,584	11,282	43,876	11,230	2,542	184,514
Commercial real estate	26,356	5,091	8,821	439	-	40,707
Construction	38,776	-	-	-	-	38,776
Land	5,433	7	51	604	-	6,095
Non-mortgage loans:
Commercial	2,633	-	-	-	-	2,633
Consumer	178,473	481	858	-	-	179,812
Mortgage-backed securities	321	-	-	-	-	321

Total loans and mortgage-backed securities	11,635,259	403,786	917,877	12,273	2,542	12,971,737

Total interest-earning assets	$11,978,329	$473,236	$1,068,744	$251,179	$2,542	$13,774,030

Transaction accounts:
Non-interest-bearing checking	$483,566	$-	$-	$-	$-	$483,566
Interest-bearing checking(c)	532,682	-	-	-	-	532,682
Money market (d)	146,756	-	-	-	-	146,756
Regular passbook (d)	3,578,383	-	-	-	-	3,578,383

Total transaction accounts	4,741,387	-	-	-	-	4,741,387
Certificates of deposit(e)	1,036,967	1,284,922	1,884,962	-	-	4,206,851

Total deposits	5,778,354	1,284,922	1,884,962	-	-	8,948,238
FHLB advances and other borrowings	2,754,725	290,000	722,050	29,000	-	3,795,775
Senior notes	-	-	-	-	198,179	198,179
Junior subordinated debentures (f)	123,711	-	-	-		123,711
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$9,086,790	$1,574,922	$2,177,012	$29,000	$198,179	$13,065,903

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$2,891,539	$(1,101,686)	$(1,108,268)	$222,179	$(195,637)	$708,127
Cumulative gap	2,891,539	1,789,853	681,585	903,764	708,127
Cumulative gap–as a percentage of total assets:
June 30, 2004	20.33%	12.58%	4.79%	6.35%	4.98%
December 31, 2003	14.95	13.42	6.95	6.76	5.74
June 30, 2003	18.47	16.26	11.69	7.99	7.00

(a) Includes FHLB stock and Investment in Downey Financial Capital Trust I. Based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.
(f) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.
Page 37	Navigation Links

          Our six-month gap at June 30, 2004 was a positive 20.33%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to a positive six-month gap of 14.95% at December 31, 2003 and 18.47% a year ago. The increase in asset sensitivity reflects the growth in our monthly adjustable residential loan portfolio.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio. For the twelve months ended June 30, 2004, we originated and purchased for investment $7.4 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At June 30, 2004, 98% of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to essentially all at both December 31, 2003 and June 30, 2003. At June 30, 2004, $12.2 billion or 99% of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $10.0 billion or 99% at December 31, 2003, and $9.9 billion or 98% a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003

Weighted average yield: (a)
Loans and mortgage-backed securities	4.37%	4.51%	4.61%	4.98%	5.24%
Federal Home Loan Bank stock	4.42	3.85	4.18	4.34	4.80
Trading and investment securities	3.61	3.44	3.02	2.63	2.32

Interest-earning assets yield	4.34	4.43	4.51	4.84	5.08

Weighted average cost:
Deposits	1.65	1.56	1.52	1.64	1.81
Borrowings:
Securities sold under agreements to repurchase	0.60	0.45	-	-	-
Federal Home Loan Bank advances (b)	2.06	2.44	3.08	4.42	3.68
Real estate notes	-	6.63	6.63	6.63	6.63
Senior notes	6.50	-	-	-	-
Junior subordinated debentures (c)	10.00	10.00	10.00	10.00	10.00

Total borrowings	2.43	2.43	3.46	4.92	4.12

Combined funds cost	1.90	1.78	1.94	2.09	2.20

Interest rate spread	2.44%	2.65%	2.57%	2.75%	2.88%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, amortization of premiums and accretion of discounts.
(b) Starting in the first quarter of 2004, the impact of swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month Libor variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(c) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.

          The period-end weighted average yield on our loan portfolio declined to 4.37% at June 30, 2004, down from 4.61% at December 31, 2003 and 5.24% at June 30, 2003. At June 30, 2004, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $12.4 billion with a weighted average rate of 4.30%, compared to $9.8 billion with a weighted average rate of 4.55% at December 31, 2003, and $9.8 billion with a weighted average rate of 5.16% at June 30, 2003.

Page 38	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets declined $14 million during the current quarter to $40 million or 0.28% of total assets. The decrease occurred in both our prime and subprime residential loan categories.

          The following table summarizes our non-performing assets at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2004	2004	2003	2003	2003

Non-accrual loans:
Residential one-to-four units	$24,445	$31,037	$26,325	$32,430	$29,758
Residential one-to-four units – subprime	12,615	16,846	15,980	22,101	26,568
Other	475	516	523	576	646

Total non-accrual loans	37,535	48,399	42,828	55,107	56,972
Real estate acquired in settlement of loans	2,424	5,189	5,803	7,436	9,464
Repossessed automobiles	9	7	-	15	3

Total non-performing assets	$39,968	$53,595	$48,631	$62,558	$66,439

Allowance for loan losses:
Amount	$33,450	$32,072	$30,330	$30,770	$32,247
As a percentage of non-performing loans	89.12%	66.27%	70.82%	55.84%	56.60%
Non-performing assets as a percentage of total assets	0.28	0.40	0.42	0.56	0.56

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.40% at June 30, 2004, down from 0.52% at March 31, 2004 and 0.69% a year ago. The decline from a year ago primarily occurred in our residential one-to-four units category.

Page 39	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	June 30, 2004				March 31, 2004

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$11,844	$6,333	$18,004	$36,181	$13,066	$4,805	$23,995	$41,866
One-to-four units – subprime	3,935	2,427	7,854	14,216	3,458	3,852	10,279	17,589
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	15,779	8,760	25,858	50,397	16,524	8,657	34,274	59,455
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	-	11	8	19	5	14	8	27
Other consumer	309	13	39	361	221	12	80	313

Total delinquent loans	$16,088	$8,784	$26,333	$51,205	$16,750	$8,683	$34,790	$60,223

Delinquencies as a percentage of total loans	0.13%	0.07%	0.20%	0.40%	0.14%	0.08%	0.30%	0.52%

	December 31, 2003				September 30, 2003

Loans secured by real estate:
Residential:
One-to-four units	$15,501	$7,244	$20,081	$42,826	$14,942	$5,246	$26,259	$46,447
One-to-four units – subprime	6,084	2,801	9,283	18,168	5,582	4,813	12,961	23,356
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	21,585	10,045	29,364	60,994	20,524	10,059	39,220	69,803
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	34	4	7	45	24	20	36	80
Other consumer	41	22	88	151	42	29	112	183

Total delinquent loans	$21,660	$10,071	$29,887	$61,618	$20,590	$10,108	$39,796	$70,494

Delinquencies as a percentage of total loans	0.20%	0.10%	0.29%	0.59%	0.21%	0.10%	0.40%	0.71%

	June 30, 2003

Loans secured by real estate:
Residential:
One-to-four units	$17,488	$5,482	$23,500	$46,470
One-to-four units – subprime	4,785	4,350	18,302	27,437
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	22,273	9,832	41,802	73,907
Non-mortgage:
Commercial	-	-	428	428
Automobile	94	18	44	156
Other consumer	77	16	174	267

Total delinquent loans	$22,444	$9,866	$42,448	$74,758

Delinquencies as a percentage of total loans	0.21%	0.09%	0.39%	0.69%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 40	Navigation Links

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

          Allowances for losses on all assets were $35 million at June 30, 2004, compared to $34 million at March 31, 2004, and $33 million a year ago.

          In the current quarter, our provision for loan losses was $1.5 million and net loan charge-offs totaled $0.1 million, resulting in an increase in the allowance for loan losses to $33 million at June 30, 2004. The current quarter increase in the allowance reflected an increase of $1.9 million in the general valuation allowance due to an increase in the loan portfolio, partially offset by a $0.4 million decline in allocated allowances due to an improvement in credit quality. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Balance at beginning of period	$32,072	$30,330	$30,770	$32,247	$33,103
Provision (reduction)	1,458	1,804	(281)	(1,104)	(624)
Charge-offs	(86)	(96)	(334)	(378)	(236)
Recoveries	6	34	175	5	4

Balance at end of period	$33,450	$32,072	$30,330	$30,770	$32,247

          Since year-end 2003, our allowance for loan losses increased by $3.1 million, from an increase in the general valuation allowances of $3.6 million and a decrease in allocated allowances of $0.5 million.

          The following table summarizes the activity in our allowance for loan losses during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Balance at beginning of period	$30,330	$34,999
Provision (reduction)	3,262	(2,333)
Charge-offs	(182)	(427)
Recoveries	40	8

Balance at end of period	$33,450	$32,247

Page 41	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(Dollars in Thousands)	2004	2004	2003	2003	2003	2004	2003

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$27	$45	$112	$203	$130	$72	$147
One-to-four units – subprime	-	-	182	85	39	-	121
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	20
Automobile	3	10	1	35	8	13	18
Other consumer	56	41	39	55	59	97	121

Total gross loan charge-offs	86	96	334	378	236	182	427

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	164	-	-	-	-
One-to-four units – subprime	1	25	-	-	-	26	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	2	5	1	1	1	7	2
Other consumer	3	4	10	4	3	7	6

Total gross loan recoveries	6	34	175	5	4	40	8

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	27	45	(52)	203	130	72	147
One-to-four units – subprime	(1)	(25)	182	85	39	(26)	121
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	20
Automobile	1	5	-	34	7	6	16
Other consumer	53	37	29	51	56	90	115

Total net loan charge-offs	$80	$62	$159	$373	$232	$142	$419

Net loan charge-offs as a
percentage of average loans	-%	-%	0.01%	0.01%	0.01%	-%	0.01%

Page 42	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	June 30, 2004			March 31, 2004			December 31, 2003

		Gross	Allowance		Gross	Allowance		Gross	Allowance
		Loan	Percentage		Loan	Percentage		Loan	Percentage
		Portfolio	to Loan		Portfolio	to Loan		Portfolio	to Loan
(Dollars in Thousands)	Allowance	Balance	Balance	Allowance	Balance	Balance	Allowance	Balance	Balance

Loans secured by real estate:
Residential:
One-to-four units	$19,547	$10,721,816	0.18%	$18,507	$9,619,830	0.19%	$17,040	$8,737,471	0.20%
One-to-four units – subprime	5,569	1,076,523	0.52	5,847	1,022,072	0.57	5,382	988,039	0.54
Five or more units	780	104,016	0.75	759	101,196	0.75	697	92,928	0.75
Commercial real estate	1,096	42,540	2.58	1,049	42,314	2.48	1,127	49,286	2.29
Construction	951	80,608	1.18	1,045	88,676	1.18	1,257	105,706	1.19
Land	333	26,770	1.24	18	1,587	1.13	209	16,855	1.24
Non-mortgage:
Commercial	460	5,083	9.05	460	5,150	8.93	460	4,975	9.25
Automobile	37	1,911	1.94	51	2,816	1.81	38	3,823	0.99
Other consumer	1,877	179,793	1.04	1,536	130,549	1.18	1,320	95,319	1.38
Not specifically allocated	2,800	-	-	2,800	-	-	2,800	-	-

Total loans held for investment	$33,450	$12,239,060	0.27%	$32,072	$11,014,190	0.29%	$30,330	$10,094,402	0.30%

	September 30, 2003			June 30, 2003

Loans secured by real estate:
Residential:
One-to-four units	$17,174	$8,261,890	0.21%	$17,447	$8,544,276	0.20%
One-to-four units – subprime	6,123	1,050,209	0.58	7,315	1,196,162	0.61
Five or more units	615	81,991	0.75	324	43,255	0.75
Commercial real estate	1,160	52,440	2.21	1,171	53,031	2.21
Construction	1,082	90,233	1.20	1,256	105,858	1.19
Land	235	18,931	1.24	250	20,090	1.24
Non-mortgage:
Commercial	461	5,235	8.81	504	6,493	7.76
Automobile	42	5,085	0.83	94	6,959	1.35
Other consumer	1,078	70,593	1.53	1,086	68,012	1.60
Not specifically allocated	2,800	-	-	2,800	-	-

Total loans held for investment	$30,770	$9,636,607	0.32%	$32,247	$10,044,136	0.32%

          At June 30, 2004, the recorded investment in loans for which we recognized impairment totaled $12 million, unchanged from December 31, 2003 but down from $13 million a year ago. The allowance for losses related to these loans was $1 million at June 30, 2004, December 31, 2003 and June 30, 2003. During the current quarter, total interest recognized on the impaired loan portfolio was $0.3 million, bringing the year-to-date total to $0.5 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Balance at beginning of period	$704	$709	$711	$716	$720
Reduction	(5)	(5)	(2)	(5)	(4)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$699	$704	$709	$711	$716

Page 43	Navigation Links

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Balance at beginning of period	$709	$725
Reduction	(10)	(9)
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$699	$716

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2004	2004	2003	2003	2003

Balance at beginning of period	$1,436	$1,436	$1,436	$1,096	$949
Provision	-	-	-	340	147
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,436	$1,436	$1,436	$1,436	$1,096

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2004	2003

Balance at beginning of period	$1,436	$908
Provision	-	188
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$1,436	$1,096

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

          Our primary sources of funds generated in the second quarter of 2004 were from:

  sales proceeds and maturities of $1.3 billion in U.S. Treasury securities, agency obligations and other investment securities available for sale;
  principal repayments of $1.1 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $879 million in FHLB advances and other borrowings;
  issuance of $198 million in senior notes; and
  a $131 million increase in deposits.

          We used these funds to:

  originate and purchase $2.4 billion of loans held for investment, excluding refinances of our existing loans;
  purchase $1.1 billion of U.S. Treasury securities, agency obligations and other investment securities available for sale; and
  fund a net increase of $132 million in our loans held for sale.
Page 44	Navigation Links

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is from the FHLB. At June 30, 2004, our FHLB borrowings totaled $3.6 billion, representing 25.0% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.6 billion. To the extent deposit growth over the remainder of 2004 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or other sources. As of June 30, 2004, we had commitments to borrowers for short-term rate locks, excluding expected fallout, of $1.2 billion, undisbursed loan funds and unused lines of credit of $372 million, operating leases of $16 million and commitments to invest in affordable housing funds of $5 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At June 30, 2004, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $269 million, of which $198 million relates to the issuance of senior notes discussed previously. For further information, see Borrowings on page 34.

          Stockholders’ equity totaled $942 million at June 30, 2004, up from $917 million at December 31, 2003 and $869 million a year ago.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including forward sale and purchase contracts related to our sale of loans in the secondary market as well as interest rate swap contracts. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not necessarily represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 36 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

Page 45	Navigation Links

          At June 30, 2004, scheduled maturities of certificates of deposit, FHLB advances and junior subordinated debentures, secondary marketing activities, fair value hedges, loans held for investment, future operating minimum lease commitments and other contractual obligations were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$2,321,889	$1,603,524	$281,438	$-	$4,206,851
FHLB advances and other borrowings	3,044,725	292,050	430,000	29,000	3,795,775
Senior notes	-	-	-	198,179	198,179
Junior subordinated debentures (a)	-	-	-	123,711	123,711
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	541,358	-	-	-	541,358
Associated forward sale contracts	374,462	-	-	-	374,462
Associated forward purchase contracts	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	661,481	-	-	-	661,481
Associated forward sale contracts	652,796	-	-	-	652,796
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	-	430,000	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	-	430,000	-	430,000
Commitments to originate loans held for investment:
Adjustable	479,968	-	-	-	479,968
Fixed	-	-	-	-	-
Undisbursed loan funds and unused lines of credit	42,573	15,821	-	314,070	372,464
Operating leases	4,506	7,210	3,447	948	16,111
Commitments to invest in affordable housing funds	-	-	-	5,226	5,226

Total obligations and commitments	$8,123,758	$1,918,605	$1,574,885	$671,134	$12,288,382

(a) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.

Regulatory Capital Compliance

          Our core and tangible capital ratios were both 6.68% and our risk-based capital ratio was 13.13% at June 30, 2004. The Bank’s capital ratios compare favorably with the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of June 30, 2004.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$986,322			$986,322		$986,322
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(34,790)			(34,790)		(34,790)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(9,205)			(9,205)		(9,205)
Additions:
Unrealized losses on securities available for sale	5,745			5,745		5,745
General loss allowance – investment in DSL
Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (a)	-			-		32,992

Regulatory capital	945,652	6.68%		945,652	6.68%	978,644	13.13%
Well capitalized requirement	212,446	1.50	(b)	708,153	5.00	745,254	10.00	(c)

Excess	$733,206	5.18%		$237,499	1.68%	$233,390	3.13%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 12.69%.
Page 46	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 36.

ITEM 4. – CONTROLS AND PROCEDURES

          As of June 30, 2004, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures are effective in timely alerting them to material information relating to Downey, which is required to be included in Downey’s periodic SEC filings. There has been no significant changes in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Page 47	Navigation Links

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

          We have been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 2 – Changes in Securities and Use of Proceeds

          On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of our common stock. To fund this program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well as market conditions in general. There have been no shares repurchased since the fourth quarter of 2002 and, at June 30, 2004, $38 million of the original authorization remains available for future purchases.

           During the second quarter of 2004, 14,536 options were exercised resulting in the reissuance of the same amount of treasury stock shares at a weighted average price of $25.44 per share.

ITEM 3 – Defaults Upon Senior Securities

          None.

ITEM 4 – Submission of Matters to a Vote of Security Holders

          On April 28, 2004, Downey held its annual meeting of shareholders to elect three Class 2 Directors for terms of three years each and to ratify the Board of Directors’ appointment of KPMG LLP as auditors for the year ending December 31, 2004. The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	Election of Directors:

	Nominees	Votes For	Votes Withheld	Unvoted

	Brent McQuarrie	26,109,806	284,245	1,559,696
	James H. Hunter	26,094,996	299,045	1,559,706
	Marangal I. Domingo	21,818,607	4,575,443	1,559,697

	The Directors whose terms continued and the years their terms expire are as follows:

	Continuing Directors	Year Term Expires

	Lester C. Smull	2006
	Michael B. Abrahams	2006
	Cheryl E. Olson	2006
	Gerald E. Finnell	2005
	Maurice L. McAlister	2005
	Daniel D. Rosenthal	2005

2.	Ratification of appointment of KPMG LLP as auditors for the year ending December 31, 2004:

	Votes For	Votes Against	Abstain	Unvoted

	26,163,410	225,966	4,664	1,559,707

ITEM 5 – Other Information

          None.

Page 48	Navigation Links

ITEM 6 – Exhibits and Reports on Form 8-K

(A)          Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(B)          Reports on Form 8-K

          1) Form 8-K filed April 16, 2004, with respect to a press release reporting its results of operations during the three months ended March 31, 2004.

          2) Form 8-K filed April 19, 2004, with respect to a press release announcing the retirement of Executive Vice President and Chief Administrative Officer, Jane Wolfe, as of June 1, 2004.

          3) Form 8-K filed May 17, 2004, with respect to a press release reporting monthly selected financial data for the thirteen months ended April 30, 2004.

          4) Form 8-K filed June 14, 2004, with respect to a press release reporting monthly selected financial data for the thirteen months ended May 31, 2004.

          5) Form 8-K filed June 22, 2004, regarding (1) Underwriting Agreement relating to the sale of an aggregate principal amount of $200 million of Downey Financial Corp.’s 6 1/2% senior notes due 2014 and (2) Form of the First Supplemental Indenture by and between Downey Financial Corp. and Wilmington Trust Company, as trustee, relating to the issuance of the Notes.

          6) Form 8-K filed June 23, 2004, with respect to a press release announcing that Downey Financial Capital Trust I, a subsidiary, will redeem on July 23, 2004 all of its outstanding $120 million 10% Capital Securities.

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

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

Page 49	Navigation Links

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ Marangal I. Domingo

Date: August 3, 2004	Marangal I. Domingo
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: August 3, 2004	Thomas E. Prince
Executive Vice President and Chief Financial Officer

Page 50	Navigation Links

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
    NOTE (9) – Subsequent Event

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW
  Critical Accounting Policies
  RESULTS OF OPERATIONS
    Net Interest Income
    Provision for Loan Losses
    Other Income
      Loan and Deposit Related Fees
      Real Estate and Joint Ventures Held for Investment
      Secondary Marketing Activities
      Securities available for sale and trading securities
    Operating Expense
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