Form 10-Q
period 2004-09-30
DOWNEY FINANCIAL CORP
filed 2004-11-02
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended September 30, 2004

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

          At September 30, 2004, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I

ITEM 1. – FINANCIAL INFORMATION

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2003

Assets
Cash	$107,038	$111,667	$113,075
Federal funds	-	1,500	4,001

Cash and cash equivalents	107,038	113,167	117,076
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	732,878	690,347	635,825
Loans held for sale, at lower of cost or fair value	845,913	279,657	335,437
Mortgage-backed securities available for sale, at fair value	315	334	1,590
Loans receivable held for investment	13,411,146	10,116,519	9,650,441
Investments in real estate and joint ventures	44,242	35,716	32,435
Real estate acquired in settlement of loans	2,819	5,803	7,436
Premises and equipment	107,429	110,316	111,201
Federal Home Loan Bank stock, at cost	209,063	123,089	121,813
Investment in Downey Financial Capital Trust I	-	3,711	3,711
Mortgage servicing rights, net	82,295	82,175	70,400
Other assets	96,326	85,146	75,729

	$15,639,464	$11,645,980	$11,163,094

Liabilities and Stockholders’ Equity
Deposits	$9,551,333	$8,293,758	$8,608,068
Securities sold under agreements to repurchase	251,875	-	-
Federal Home Loan Bank advances	4,418,729	2,125,150	1,259,150
Real estate notes	-	4,161	4,178
Senior notes	197,886	-	-
Junior subordinated debentures	-	123,711	123,711
Accounts payable and accrued liabilities	115,971	63,584	180,885
Deferred income taxes	138,045	118,598	92,892

Total liabilities	14,673,839	10,728,962	10,268,884

Stockholders’ equity:
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at September 30, 2004, December 31, 2003 and
September 30, 2003; outstanding 27,853,783 shares at September 30, 2004
and 27,928,722 shares at both December 31, 2003 and September 30, 2003	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	1,926	807	(757)
Retained earnings	886,417	834,307	813,063
Treasury stock, at cost, 381,239 shares at September 30, 2004 and 306,300
shares at both December 31, 2003 and September 30, 2003	(16,792)	(12,170)	(12,170)

Total stockholders’ equity	965,625	917,018	894,210

	$15,639,464	$11,645,980	$11,163,094

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands, Except Per Share Data)	2004	2003	2004	2003

Interest income
Loans receivable	$141,458	$119,990	$380,301	$393,363
U.S. Treasury securities and agency obligations	5,765	2,497	16,161	7,520
Mortgage-backed securities	3	16	9	51
Other investments	1,975	1,196	4,767	4,336

Total interest income	149,201	123,699	401,238	405,270

Interest expense
Deposits	40,715	38,010	107,977	128,229
Federal Home Loan Bank advances and other borrowings	22,490	14,304	54,738	44,280
Senior notes	3,294	-	3,586	-
Junior subordinated debentures	765	3,133	7,033	9,401

Total interest expense	67,264	55,447	173,334	181,910

Net interest income	81,937	68,252	227,904	223,360
Provision for (reduction of) loan losses	1,186	(1,104)	4,448	(3,437)

Net interest income after provision for (reduction of) loan losses	80,751	69,356	223,456	226,797

Other income, net
Loan and deposit related fees	15,828	14,405	42,703	40,032
Real estate and joint ventures held for investment, net	365	5,864	8,339	8,876
Secondary marketing activities:
Loan servicing income (loss), net	(16,890)	1,550	(17,349)	(33,828)
Net gains on sales of loans and mortgage-backed securities	14,637	23,467	31,684	55,882
Net gains on sales of mortgage servicing rights	-	-	-	23
Net losses on trading securities	-	(11,040)	-	(10,449)
Net gains (losses) on sales of investment securities	-	-	(19,159)	8
Litigation award	-	-	-	2,717
Loss on extinguishment of debt	(4,111)	-	(4,111)	-
Other	393	(654)	1,248	863

Total other income, net	10,222	33,592	43,355	64,124

Operating expense
Salaries and related costs	36,629	34,312	109,773	101,466
Premises and equipment costs	8,771	8,291	25,179	23,975
Advertising expense	1,494	835	4,367	2,644
SAIF insurance premiums and regulatory assessments	825	787	2,326	2,443
Professional fees	387	798	1,111	1,844
Other general and administrative expense	9,909	7,718	27,823	23,722

Total general and administrative expense	58,015	52,741	170,579	156,094
Net operation of real estate acquired in settlement of loans	36	(376)	(273)	(190)

Total operating expense	58,051	52,365	170,306	155,904

Income before income taxes	32,922	50,583	96,505	135,017
Income taxes	8,412	21,332	35,262	57,034

Net income	$24,510	$29,251	$61,243	$77,983

PER SHARE INFORMATION
Basic	$0.88	$1.05	$2.19	$2.79

Diluted	$0.88	$1.05	$2.19	$2.79

Cash dividends declared and paid	$0.10	$0.09	$0.30	$0.27

Weighted average diluted shares outstanding	27,943,512	27,963,374	27,970,788	27,962,012

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2004	2003	2004	2003

Net income	$24,510	$29,251	$61,243	$77,983

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	6,849	536	562	(103)
Mortgage-backed securities available for sale, at fair value	-	(4)	(1)	(16)
Reclassification of realized amounts included in net income	-	-	173	(5)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	144	8,786	2,651	1,051
Reclassification of realized amounts included in net income	678	(11,210)	(2,266)	(262)

Total other comprehensive income (loss), net of income taxes (benefits)	7,671	(1,892)	1,119	665

Comprehensive income	$32,181	$27,359	$62,362	$78,648

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In Thousands)	2004	2003

Cash flows from operating activities
Net income	$61,243	$77,983
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	68,474	65,989
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	19,811	16,979
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
trading and investment securities, real estate and other assets	(19,194)	(62,866)
Interest capitalized on loans (negative amortization)	(11,555)	(7,284)
Federal Home Loan Bank stock dividends	(4,027)	(4,250)
Loans originated for sale	(4,261,617)	(5,334,724)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	3,697,463	5,673,264
Other, net	(108,295)	(61,914)

Net cash provided by (used for) operating activities	(557,697)	363,177

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	1,259,216	15,275
Wholly owned real estate and real estate acquired in settlement of loans	19,406	21,327
Redemption of common securities in Downey Financial Capital Trust I	3,711	-
Proceeds from maturities of U.S. Treasury securities, agency obligations
and other investment securities available for sale	540,086	558,474
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(1,845,066)	(645,822)
Loans receivable held for investment	(198,609)	(694,719)
Federal Home Loan Bank stock	(81,947)	-
Premises and equipment	(9,579)	(11,870)
Originations of loans receivable held for investment (net of refinances of $486,388 for the nine months ended September 30, 2004 and $254,283 for the nine months ended
September 30, 2003)	(6,168,018)	(2,359,137)
Principal payments on loans receivable held for investment and mortgage-backed
securities available for sale	2,995,570	3,752,848
Net change in undisbursed loan funds	185,721	(11,764)
Investments in real estate held for investment	(14,816)	(1,485)
Other, net	1,236	3,273

Net cash provided by (used for) investing activities	(3,313,089)	626,400

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	September 30,

(In Thousands)	2004	2003

Cash flows from financing activities
Net increase (decrease) in deposits	$1,257,575	$(630,282)
Proceeds from Federal Home Loan Bank advances and other borrowings	15,148,370	7,606,478
Repayments of Federal Home Loan Bank advances and other borrowings	(12,601,756)	(7,967,234)
Proceeds from the issuance of senior notes	197,934	-
Redemption of junior subordinated debentures	(123,711)	-
Purchase of treasury stock	(6,211)	-
Proceeds from reissuance of treasury stock for exercise of stock options	843	-
Cash dividends	(8,387)	(7,542)

Net cash provided by (used for) financing activities	3,864,657	(998,580)

Net decrease in cash and cash equivalents	(6,129)	(9,003)
Cash and cash equivalents at beginning of period	113,167	126,079

Cash and cash equivalents at end of period	$107,038	$117,076

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$169,700	$181,910
Income taxes	21,254	55,588
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	3,940	8,406
Loans transferred from held for investment to held for sale	283	3,655
U.S. Treasury securities, agency obligations and other investment securities
available for sale, purchased and not settled	14,999	100,000
Loans exchanged for mortgage-backed securities	1,464,424	4,808,110
Real estate acquired in settlement of loans	3,315	11,493
Loans to facilitate the sale of real estate acquired in settlement of loans	98	3,990

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of September 30, 2004, December 31, 2003 and September 30, 2003, the results of operations and comprehensive income for the three months and nine months ended September 30, 2004 and 2003, and changes in cash flows for the nine months ended September 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) – Mortgage Servicing Rights

          The following table summarizes the activity in mortgage servicing rights and its related allowance for the periods indicated and other related financial data. For further information concerning mortgage servicing rights, see Note 9 – Subsequent Events on page 14.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2004	2004	2004	2003	2003

Gross balance at beginning of period	$95,813	$91,766	$95,183	$92,665	$89,948
Additions	12,114	12,074	5,968	9,091	21,660
Amortization	(5,190)	(4,082)	(5,519)	(5,001)	(5,051)
Sales	-	-	-	-	-
Impairment write-down	(3,610)	(3,945)	(3,866)	(1,572)	(13,892)

Gross balance at end of period	99,127	95,813	91,766	95,183	92,665

Allowance balance at beginning of period	3,764	22,045	13,008	22,265	41,226
Provision for (reduction of) impairment	16,678	(14,336)	12,903	(7,685)	(5,069)
Impairment write-down	(3,610)	(3,945)	(3,866)	(1,572)	(13,892)

Allowance balance at end of period	16,832	3,764	22,045	13,008	22,265

Total mortgage servicing rights, net	$82,295	$92,049	$69,721	$82,175	$70,400

As a percentage of associated mortgage loans	0.82%	1.00%	0.76%	0.89%	0.78%
Estimated fair value (a)	$82,401	$92,483	$69,721	$82,314	$70,401
Weighted average expected life (in months)	57	67	49	59	50
Custodial account earnings rate	2.24%	2.10%	1.47%	1.65%	1.49%
Weighted average discount rate	9.27	8.97	8.98	8.95	8.91

At period end
Mortgage loans serviced for others:
Total	$10,568,339	$9,279,359	$9,167,834	$9,313,948	$9,125,469
With capitalized mortgage servicing rights:(a)
Amount	10,075,028	9,242,641	9,126,444	9,268,308	9,068,209
Weighted average interest rate	5.52%	5.61%	5.73%	5.79%	5.87%
Total loans sub-serviced without mortgage
servicing rights	459,307	-	-	-	5,002

Custodial account balances	$229,704	$238,914	$359,146	$232,562	$352,161

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized mortgage servicing rights.
Page 6	Navigation Links

	Nine Months Ended September 30,

(Dollars in Thousands)	2004	2003

Gross balance at beginning of period	$95,183	$90,584
Additions	30,156	52,019
Amortization	(14,791)	(19,773)
Sales	-	-
Impairment write-down	(11,421)	(30,165)

Gross balance at end of period	99,127	92,665

Allowance balance at beginning of period	13,008	32,855
Provision for impairment	15,245	19,575
Impairment write-down	(11,421)	(30,165)

Allowance balance at end of period	16,832	22,265

Total mortgage servicing rights, net	$82,295	$70,400

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$19,994	$4,781	$(2,967)	$20,356
Reduction of (increase in) valuation allowance	6,614	4,645	(2,922)	7,981

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(35,286)	(4,921)	2,994	(39,971)
Reduction of (increase in) valuation allowance	(35,180)	(4,816)	2,948	(39,866)

(a) The weighted-average expected life of the mortgage servicing rights portfolio is 77 months.
(b) The weighted-average expected life of the mortgage servicing rights portfolio is 28 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Net cash servicing fees	$6,031	$5,615	$5,704	$5,681	$5,401
Payoff and curtailment interest cost (a)	(1,053)	(2,083)	(1,527)	(1,597)	(3,869)
Amortization of MSRs	(5,190)	(4,082)	(5,519)	(5,001)	(5,051)
(Provision for) reduction of impairment
of MSRs	(16,678)	14,336	(12,903)	7,685	5,069

Total loan servicing income (loss), net	$(16,890)	$13,786	$(14,245)	$6,768	$1,550

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
Page 7	Navigation Links

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Net cash servicing fees	$17,350	$15,534
Payoff and curtailment interest cost (a)	(4,663)	(10,014)
Amortization of MSRs	(14,791)	(19,773)
Provision for impairment of MSRs	(15,245)	(19,575)

Total loan servicing loss, net	$(17,349)	$(33,828)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

NOTE (3) – Derivatives, Derivative Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At September 30, 2004, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $462 million, with a change in fair value resulting in a gain of $0.3 million.

Derivative Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. In general, rate lock commitments associated with fixed rate loans require a higher percentage of forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in fair value of the notional amount of forward sale contracts designated as cash flow hedges for loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes in fair value of the notional amount of forward sale contracts are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At September 30, 2004, the notional amount of forward sale contracts amounted to $1.288 billion, with a change in fair value resulting in a loss of $0.3 million, of which $839 million were designated as cash flow hedges. There were no forward purchase contracts at September 30, 2004.

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate (“Libor”) while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate

Page 8	Navigation Links

advances that are attributable to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month Libor. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on observable market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At September 30, 2004, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $5.3 million recorded on the balance sheet in other liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at September 30, 2004:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month Libor)	$(100,000)	1.78%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month Libor)	(130,000)	1.78	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month Libor)	(100,000)	1.78	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month Libor)	(100,000)	1.78	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Net gains (losses) on non-qualifying hedge transactions	$2,595	$3,352	$(3,282)	$1,016	$1,121
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	2,595	3,352	(3,282)	1,016	1,121
Other comprehensive income (loss)	822	(1,694)	1,257	1,673	(2,424)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$462,441	$541,358	$441,747	$163,737	$381,948
Associated forward sale contracts	448,999	374,462	429,066	153,436	391,234
Associated forward purchase contracts	-	-	4,000	-	35,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	845,913	661,481	529,085	279,657	335,437
Associated forward sale contracts	838,567	652,796	509,710	275,009	334,031
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	-	-
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	-	-

Page 9	Navigation Links

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Net gains (losses) on non-qualifying hedge transactions	$2,665	$(1,954)
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	2,665	(1,954)
Other comprehensive income	385	789

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

          The following is a summary of commitments and contingent liabilities with off-balance sheet risk at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Commitments to originate loans held for investment:
Adjustable	$683,429	$479,968	$650,948	$528,981	$414,823
Fixed	-	-	-	-	380
Commitments to purchase loans	-	-	495	-	-
Undisbursed loan funds and unused lines of credit	426,055	372,464	281,821	240,226	178,202
Letters of credit and other contingent liabilities	-	-	-	-	2,703
Commitments to invest in affordable housing funds	5,771	5,226	3,090	3,153	3,393

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

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. There have been no indemnification losses related to any loan repurchases since 2002. These sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved less than $1 million at September 30, in both 2004 and 2003 to cover the estimated loss exposure related to early payoffs.

          Through the normal course of operations, Downey has entered into certain contractual obligations. Downey’s obligations generally relate to the funding of operations through deposits and borrowings, loan servicing, as well as leases for premises and equipment. Downey also has contractual vendor relationships, but the contracts are not considered to be material.

          Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period with options to extend, and are non-cancelable.

          At September 30, 2004, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$3,951,709	$1,056,192	$216,005	$-	$5,223,906
FHLB advances and other borrowings	3,921,304	290,300	430,000	29,000	4,670,604
Senior notes	-	-	-	197,886	197,886
Operating leases	4,375	6,463	3,070	701	14,609

Total other contractual obligations	$7,877,388	$1,352,955	$649,075	$227,587	$10,107,005

Litigation

          On July 23, 2004, two former in-store banking employees brought an action against the Bank in Los Angeles Superior Court, Case No. BC318964, entitled “Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also seek class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at the in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. With the Court’s approval, the parties have reached an informal agreement to participate in a mediation in early 2005 and to stay the lawsuit, including discovery, until the completion of the mediation. Based on a review of the current facts and circumstances with retained counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

NOTE (4) – Income Taxes

          Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service has examined Downey’s tax returns for all tax years through 2002, while state taxing authorities have reviewed tax returns through 2000. Downey’s management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

          During the third quarter of 2004, Downey resolved prior-year tax return issues that resulted in a reduction to federal tax expense of $5.6 million.

Page 11	Navigation Links

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the “LTIP”), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance, of which 131,851 shares are available for future grants. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate in five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At September 30, 2004, Downey had 381,239 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock-based compensation plan exists.

          Downey measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the stock options, as stock options were granted at fair value at the date of grant. Had compensation expense for stock options been determined based on the fair value at the grant date for previous awards, stock-based compensation would have been fully expensed as of December 31, 2002.

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,

	2004			2003

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$24,510	27,918,124	$0.88	$29,251	27,928,722	$1.05
Effect of dilutive stock options	-	25,388	-	-	34,652	-

Diluted earnings per share	$24,510	27,943,512	$0.88	$29,251	27,963,374	$1.05

	Nine Months Ended September 30,

	2004			2003

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$61,243	27,941,520	$2.19	$77,983	27,928,722	$2.79
Effect of dilutive stock options	-	29,268	-	-	33,290	-

Diluted earnings per share	$61,243	27,970,788	$2.19	$77,983	27,962,012	$2.79

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 12	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by major business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended September 30, 2004
Net interest income	$81,924	$13	$-	$81,937
Provision for loan losses	1,186	-	-	1,186
Other income	9,557	665	-	10,222
Operating expense	57,742	309	-	58,051
Net intercompany income (expense)	(48)	48	-	-

Income before income taxes	32,505	417	-	32,922
Income taxes	8,243	169	-	8,412

Net income	$24,262	$248	$-	$24,510

At September 30, 2004
Assets:
Loans and mortgage-backed securities	$14,257,374	$-	$-	$14,257,374
Investments in real estate and joint ventures	-	44,242	-	44,242
Other	1,374,840	2,883	(39,875)	1,337,848

Total assets	15,632,214	47,125	(39,875)	15,639,464

Equity	$965,625	$39,875	$(39,875)	$965,625

Three months ended September 30, 2003
Net interest income (expense)	$68,302	$(50)	$-	$68,252
Reduction of loan losses	(1,104)	-	-	(1,104)
Other income	27,116	6,476	-	33,592
Operating expense	52,126	239	-	52,365
Net intercompany income (expense)	43	(43)	-	-

Income before income taxes	44,439	6,144	-	50,583
Income taxes	18,818	2,514	-	21,332

Net income	$25,621	$3,630	$-	$29,251

At September 30, 2003
Assets:
Loans and mortgage-backed securities	$9,987,468	$-	$-	$9,987,468
Investments in real estate and joint ventures	-	32,435	-	32,435
Other	1,165,611	4,617	(27,037)	1,143,191

Total assets	11,153,079	37,052	(27,037)	11,163,094

Equity	$894,210	$27,037	$(27,037)	$894,210

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Nine months ended September 30, 2004
Net interest income (expense)	$228,210	$(306)	$-	$227,904
Provision for loan losses	4,448	-	-	4,448
Other income	33,972	9,383	-	43,355
Operating expense	169,349	957	-	170,306
Net intercompany income (expense)	(129)	129	-	-

Income before income taxes	88,256	8,249	-	96,505
Income taxes	31,881	3,381	-	35,262

Net income	$56,375	$4,868	$-	$61,243

Nine months ended September 30, 2003
Net interest income (expense)	$223,415	$(55)	$-	$223,360
Reduction of loan losses	(3,437)	-	-	(3,437)
Other income	53,586	10,538	-	64,124
Operating expense	155,217	687	-	155,904
Net intercompany income (expense)	127	(127)	-	-

Income before income taxes	125,348	9,669	-	135,017
Income taxes	53,077	3,957	-	57,034

Net income	$72,271	$5,712	$-	$77,983

Page 13	Navigation Links

NOTE (8) – Current Accounting Issues

Interest Rate Lock Derivatives

          In accordance with Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), expected interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All other interest rate lock commitments are excluded from SFAS 133, pursuant to SFAS 149.

          In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. To Downey’s knowledge, no timetable has been established yet for the completion of this project. In the meantime, the Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. There is no financial impact of SAB 105 on Downey, as Downey’s accounting for expected interest rate lock commitments has been in accordance with the bulletin.

NOTE (9) – Subsequent Events

Sale of Mortgage Servicing Rights

          In October of 2004, Downey entered into definitive agreements to sell approximately 80% of the mortgage servicing rights related to loans serviced for others in order to reduce earnings volatility. The net book value of the associated mortgage servicing rights was $64 million at September 30, 2004, and the underlying loans being serviced for others totaled $8.136 billion. Downey does not anticipate a material gain or loss in the fourth quarter of 2004 from these sales.

Sale of Partial Economic Hedge

          Downey established a partial economic hedge against future value changes in its mortgage servicing rights just prior to the end of the first quarter of 2004 by purchasing securities classified as available for sale. At September 30, 2004, those securities totaled $248 million. In connection with the sale of mortgage servicing rights mentioned above, those securities were sold in October 2004. A pre-tax gain of $2.8 million was realized from the sale.

Sale of Portfolio Loans

          In October 2004, Downey entered into an agreement to sell at the end of November approximately $1 billion of its residential one-to-four unit loans on a servicing released basis from its $13.4 billion portfolio held for investment. These are seasoned adjustable rate mortgages tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year. Downey expects to record a gain on the sale of these loans in the fourth quarter of 2004.

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

OVERVIEW

          Our net income for the third quarter of 2004 totaled $24.5 million or $0.88 per share on a diluted basis, down 16.2% from $29.3 million or $1.05 per share in the third quarter of 2003.

          The decline in our net income between third quarters primarily reflected:

  a $18.4 million unfavorable change in our loan servicing income reflecting a negative change in provision for impairment of mortgage servicing rights;
  a $8.8 million decline in our net gains from sales of loans and mortgage-backed securities due primarily to a lower gain per dollar of loan sold;
  a $5.7 million increase in our operating expense;
  a $5.5 million decline in our income from real estate and joint ventures held for investment due primarily to lower gains from sales;
  a $4.1 million loss on extinguishment of debt in the current quarter, which represented the recognition of deferred issuance costs associated with the $124 million of 10% junior subordinated debentures that were redeemed prior to their maturity; and
  a $2.3 million increase in our provision for loan losses primarily reflecting growth in our loan portfolio during the current quarter.

Those negative factors were partially offset by:

  a $13.7 million increase in our net interest income reflecting growth in average interest-earning assets;
  a $11.0 million favorable change associated with securities gains/losses, all of which related to trading losses in the year-ago quarter associated with a partial economic hedge of our mortgage servicing rights; and
  a $5.6 million reduction to federal tax expense from the settlement of prior-year tax returns in the current quarter reflecting a decline in the effective tax rate from 42.2% to 25.6%.

          For the first nine months of 2004, our net income totaled $61.2 million or $2.19 per share on a diluted basis, down from $78.0 million or $2.79 per share for the first nine months of 2003. The decline between nine-month periods was primarily associated with lower net income from our banking operations. The decline primarily reflected lower gains from sales of loans and mortgage-backed securities, higher operating expense, an unfavorable change in securities gains/losses, an unfavorable change in our provision for loan losses and a loss on extinguishment of debt. Those unfavorable items were partially offset by an improvement in our loan servicing activities and higher net interest income.

          For the current quarter, our return on average assets was 0.66%, down from 1.02% a year ago, while our return on average equity was 10.30%, down from 13.16% a year ago. For the first nine-month periods, our return on average assets declined from 0.90% a year ago to 0.61%, while our return on average equity declined from 12.07% to 8.74%.

Page 15	Navigation Links

          Our loan originations, including purchases, totaled a record $4.290 billion in the current quarter, up from the $2.679 billion we originated in the third quarter of 2003. Loans originated for sale increased $488 million to $2.055 billion, while single family loans originated for portfolio increased by $1.063 billion to $2.073 billion. Of the current quarter total originated for portfolio, $232 million represented subprime credits. In addition to single family loans, we originated $162 million of other loans in the quarter.

          At quarter end, our assets totaled $15.6 billion, up $4.5 billion or 40.1% from a year ago and up $4.0 billion or 34.3% from year-end 2003. During the current quarter, portfolio originations exceeded loan payoffs, resulting in an increase of $1.1 billion in our loans held for investment. In addition, our loans held for sale increased by $184 million and securities available for sale increased by $102 million.

          At September 30, 2004, our deposits totaled $9.6 billion, up 11.0% from the year-ago level and up $1.3 billion or 15.2% since year-end 2003. During the quarter, one traditional branch was opened to replace an in-store branch closed during the second quarter of 2004. This brings our total branches at quarter end to 168, of which 95 were in-store. A year ago, we had 171 branches, of which 99 were in-store. During the fourth quarter of 2004, we expect two in-store branches to be moved to other branch locations due to a decision by the grocery company to close the stores in which they are located. The deposits associated with these branch closings totaled $8 million at quarter end.

          In June 2004, we issued $200 million 6.5% 10-year senior notes. On July 23, 2004, we used a portion of the net proceeds to redeem, in whole, our 10.0% junior subordinated debentures before their maturity at a redemption price of 100% of their principal amount plus accrued and unpaid interest. By shortening the maturity of the junior subordinated debentures, we contemporaneously caused all the outstanding capital securities and common securities held by the Downey Financial Capital Trust I, a wholly owned special purpose entity, to be redeemed. In connection with our redemption of the junior subordinated debentures, we incurred in the current quarter a pre-tax charge of $4.1 million. This charge represented the recognition of the remaining unamortized issuance cost for the capital securities. That charge, however, will be offset within a year due to the lower interest rate being paid on the funds that were used to redeem the junior subordinated debentures. The remaining net proceeds from the senior notes as well as other cash at the holding company was used during the current quarter to make a $117 million equity contribution into Downey Savings and Loan Association, F.A. (the “Bank”) to support its asset growth.

          Our non-performing assets declined $1 million during the quarter to $39 million or 0.25% of total assets. The decline occurred in our prime residential loan category.

          At September 30, 2004, the Bank, our primary subsidiary, exceeded all regulatory capital tests, with capital-to-asset ratios of 6.94% for both tangible and core capital and 13.62% for risk-based capital. These capital levels compare favorably with the “well capitalized” standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

Subsequent Events

          As we entered the fourth quarter of 2004, we decided to slow our asset growth to maintain a strong capital position and expect to manage asset growth more in line with the growth in our retained earnings. In October, we entered into an agreement to sell at the end of November approximately $1 billion of our residential one-to-four unit loans on a servicing released basis from our $13.4 billion portfolio held for investment. These are seasoned adjustable rate mortgages tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year (“MTA”) that we expect to replace with higher yielding adjustable rate product. While this sale may temporarily result in assets growing more slowly than the growth of our retained earnings, we expect to achieve before the end of first quarter 2005 asset growth more in line with the growth of our retained earnings, to include the replacement of the MTA loans being sold. Initially, the sale will result in a reduction of net interest income until the loans are replaced. However, a breakeven point for the lost net interest income is expected to occur within approximately six months following the sale date, when considering the expected 2004 fourth quarter gain from this loan sale. After the initial approximate six month period, overall profits should be enhanced from the higher yielding loans. We will continue to originate significant volumes of adjustable rate mortgages to the extent we can profitably sell the amount in excess of our balance sheet needs in the secondary markets.

          In October 2004, we also entered into definitive agreements to sell approximately 80% of the mortgage servicing rights related to loans serviced for others in order to reduce earnings volatility. We do not expect a material gain or loss in the fourth quarter from these sales. Due to the reduced risk, we sold the securities previously purchased as a partial economic hedge against future value changes in our mortgage servicing rights at a pre-tax gain of $2.8 million. For further information, see Note 9 of Notes to Consolidated Financial Statements on page 14.

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

  The valuation of mortgage servicing rights (“MSRs”). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: fixed rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%), and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At September 30, 2004, the MSR valuation allowance totaled $17 million, compared to $22 million at September 30, 2003. For further information, see Note 2 on page 6 and subsequent event described in Note 9 on page 14 of Notes to Consolidated Financial Statements.
  The valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At September 30, 2004, we had a liability recorded for interest rate lock derivatives of $0.4 million and a capitalized basis adjustment increasing loans held for sale by $3.0 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At September 30, 2003, an asset was recorded for interest rate lock derivatives of $3.1 million and a capitalized basis adjustment reducing loans held for sale by $0.7 million. The offset to these items was recorded in net gains on sales of loans and mortgage-backed securities. For further information, see Note 3 on page 8 of Notes to Consolidated Financial Statements.
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to loans over $5 million, we evaluate the allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the portfolios, unless an individual loan or borrower relationship warrants separate analysis. The allowance is determined by applying factors that take into consideration past loss experience and asset duration for each major asset type to the associated asset balance or loss statistics against current classified asset balances to determine the amount of the allowances. These allowances totaled $36 million at September 30, 2004 and $32 million at September 30, 2003. For further information, see Allowance for Losses on Loans and Real Estate on page 41.
Page 17	Navigation Links

RESULTS OF OPERATIONS

Net Interest Income

          Net interest income is the difference between the interest and dividends earned on loans, mortgage-backed securities and investment securities (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities principally affects net interest income.

          Our net interest income totaled $81.9 million in the current quarter, up $13.7 million or 20.1% from the same period last year. The increase reflected higher interest-earning assets, which averaged $14.5 billion during the quarter, up 31.4% from the year-ago level. The effective interest rate spread averaged 2.26% in the current quarter, down from 2.48% a year ago and 2.36% in the previous quarter. The decline between third quarters was due to our yield on interest-earning assets declining more rapidly than our cost of funds. The more rapid decline in our yield on interest-earning assets primarily reflected our positive interest rate gap (i.e., more interest-earning assets reprice to market interest rates within one year than do interest-bearing liabilities). In addition, the decline in our effective interest rate spread also reflected a higher proportion of lower yielding adjustable rate mortgages tied to MTA that currently have lower fully-indexed yields than those tied to the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) and a lower percentage of higher yielding subprime loans.

          For the first nine months of 2004, net interest income totaled $227.9 million, up $4.5 million from a year ago. The increase was due to higher interest-earning asset levels, partially offset by a lower effective interest rate spread.

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

Page 18	Navigation Links

	Three Months Ended September 30,

	2004			2003

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$13,653,221	$141,458	4.14%	$10,421,746	$119,990	4.61%
Mortgage-backed securities	319	3	3.76	1,660	16	3.86
Investment and trading securities	829,598	7,740	3.71	599,065	3,693	2.45

Total interest-earning assets	14,483,138	149,201	4.12	11,022,471	123,699	4.49
Non-interest-earning assets	417,840			397,200

Total assets	$14,900,978			$11,419,671

Transaction accounts:
Non-interest-bearing checking	$501,808	$-	-%	$436,087	$-	-%
Interest-bearing checking (a)	541,225	512	0.38	456,023	292	0.25
Money market	148,072	390	1.05	133,736	350	1.04
Regular passbook	3,306,857	9,056	1.09	4,131,975	12,874	1.24

Total transaction accounts	4,497,962	9,958	0.88	5,157,821	13,516	1.04
Certificates of deposit	4,847,385	30,757	2.52	3,699,164	24,494	2.63

Total deposits	9,345,347	40,715	1.73	8,856,985	38,010	1.70
FHLB advances and other borrowings (b)	4,167,680	22,490	2.15	1,322,837	14,304	4.29
Senior notes and junior subordinated debentures (c)	227,245	4,059	7.14	123,711	3,133	10.13

Total deposits and borrowings	13,740,272	67,264	1.95	10,303,533	55,447	2.13
Other liabilities	208,535			227,027
Stockholders’ equity	952,171			889,111

Total liabilities and stockholders’ equity	$14,900,978			$11,419,671

Net interest income/interest rate spread		$81,937	2.17%		$68,252	2.36%
Excess of interest-earning assets over deposits and borrowings	$742,866			$718,938
Effective interest rate spread			2.26			2.48

	Nine Months Ended September 30,

Interest-earning assets:
Loans	$12,199,645	$380,301	4.16%	$10,566,127	$393,363	4.96%
Mortgage-backed securities	325	9	3.69	1,825	51	3.73
Investment and trading securities	777,683	20,928	3.59	543,076	11,856	2.92

Total interest-earning assets	12,977,653	401,238	4.12	11,111,028	405,270	4.86
Non-interest-earning assets	413,144			405,516

Total assets	$13,390,797			$11,516,544

Transaction accounts:
Non-interest-bearing checking	$481,290	$-	-%	$407,452	$-	-%
Interest-bearing checking (a)	537,018	1,507	0.37	440,581	874	0.27
Money market	144,157	1,130	1.05	128,364	1,119	1.17
Regular passbook	3,689,602	30,201	1.09	3,931,071	40,957	1.39

Total transaction accounts	4,852,067	32,838	0.90	4,907,468	42,950	1.17
Certificates of deposit	4,053,102	75,139	2.48	3,998,283	85,279	2.85

Total deposits	8,905,169	107,977	1.62	8,905,751	128,229	1.93
FHLB advances and other borrowings (b)	3,208,849	54,738	2.28	1,435,378	44,280	4.12
Senior notes and junior subordinated debentures (c)	164,125	10,619	8.63	123,711	9,401	10.13

Total deposits and borrowings	12,278,143	173,334	1.89	10,464,840	181,910	2.32
Other liabilities	178,257			189,919
Stockholders’ equity	934,397			861,785

Total liabilities and stockholders’ equity	$13,390,797			$11,516,544

Net interest income/interest rate spread		$227,904	2.23%		$223,360	2.54%
Excess of interest-earning assets over deposits and borrowings	$699,510			$646,188
Effective interest rate spread			2.34			2.68

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004 Versus 2003				2004 Versus 2003
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$37,207	$(12,014)	$(3,725)	$21,468	$60,814	$(63,984)	$(9,892)	$(13,062)
Mortgage-backed securities	(13)	-	-	(13)	(42)	-	-	(42)
Investment securities	1,414	1,901	732	4,047	5,132	2,752	1,188	9,072

Change in interest income	38,608	(10,113)	(2,993)	25,502	65,904	(61,232)	(8,704)	(4,032)

Interest expense:
Transaction accounts:
Interest-bearing checking	54	140	26	220	191	363	79	633
Money market	37	3	-	40	152	(126)	(15)	11
Regular passbook	(2,588)	(1,537)	307	(3,818)	(2,509)	(8,787)	540	(10,756)

Total transaction accounts	(2,497)	(1,394)	333	(3,558)	(2,166)	(8,550)	604	(10,112)
Certificates of deposit	7,503	(946)	(294)	6,263	1,161	(11,149)	(152)	(10,140)

Total interest-bearing deposits	5,006	(2,340)	39	2,705	(1,005)	(19,699)	452	(20,252)
FHLB advances and other
borrowings	30,442	(7,113)	(15,143)	8,186	54,927	(19,860)	(24,609)	10,458
Senior notes and junior
subordinated debentures	2,630	(928)	(776)	926	3,057	(1,386)	(453)	1,218

Change in interest expense	38,078	(10,381)	(15,880)	11,817	56,979	(40,945)	(24,610)	(8,576)

Change in net interest income	$530	$268	$12,887	$13,685	$8,925	$(20,287)	$15,906	$4,544

Provision for Loan Losses

          Provision for loan losses totaled $1.2 million in the current quarter, compared to a $1.1 million reversal in the year-ago quarter. The provision was due to growth in our loan portfolio, whereas the year-ago reversal primarily reflected a decline in our loan portfolio.

          For the first nine months of 2004, provision for loan losses totaled $4.4 million, compared to a $3.4 million provision reduction in the year-ago period. For further information, see Allowance for Losses on Loans and Real Estate on page 41.

Other Income

          Our total other income was $10.2 million in the current quarter, compared to $33.6 million in the year-ago quarter. The $23.4 million decline between third quarters primarily reflected:

  a $18.4 million unfavorable change in our loan servicing income reflecting a negative change in provision for impairment of mortgage servicing rights;
  a $8.8 million decline in our net gains from sales of loans and mortgage-backed securities due primarily to a lower gain per dollar of loan sold;
Page 20	Navigation Links

  a $5.5 million decline in our income from real estate and joint ventures held for investment due primarily to lower gains from sales; and
  a $4.1 million loss on extinguishment of debt in the current quarter, which represented the recognition of deferred issuance costs associated with the $124 million of 10% junior subordinated debentures that were redeemed prior to their maturity.

Those negative factors were partially offset by:

  a $11.0 million favorable change associated with securities gains/losses, all of which related to trading losses in the year-ago quarter associated with a partial economic hedge of our mortgage servicing rights;
  a $1.4 million increase in loan and deposit related fees; and
  a $1.0 million increase in the all other category, as the year-ago quarter included a $1.1 million loss associated with computer software no longer being utilized.

          For the first nine months of 2004, our total other income was $43.4 million, down $20.8 million from a year ago. The decline primarily reflected lower gains from sales of loans and mortgage-backed securities, an unfavorable change in securities gains/losses, a loss on extinguishment of debt and a decline in income from a litigation award. Those unfavorable items were partially offset by an improvement in our loan servicing activities and higher loan and deposit related fees.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $15.8 million in the current quarter, up $1.4 million from a year ago. The increase was primarily in our loan related fees which were up $1.0 million or 13.0% due primarily to an increase in loan prepayment fees.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Loan related fees:
Prepayment fees	$6,435	$5,090	$3,799	$4,320	$4,756
Other fees	2,175	2,215	2,000	2,117	2,863
Deposit related fees:
Automated teller machine fees	2,418	2,455	2,243	2,187	2,472
Other fees	4,800	4,659	4,414	4,420	4,314

Total loan and deposit related fees	$15,828	$14,419	$12,456	$13,044	$14,405

          For the first nine months of 2004, loan and deposit related fees totaled $42.7 million, up $2.7 million from the same period of 2003. The increase was in all categories except other loan related fees.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Loan related fees:
Prepayment fees	$15,324	$12,460
Other fees	6,390	8,362
Deposit related fees:
Automated teller machine fees	7,116	6,738
Other fees	13,873	12,472

Total loan and deposit related fees	$42,703	$40,032

Page 21	Navigation Links

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $0.4 million in the current quarter, down $5.5 million from the year-ago quarter due primarily to lower gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Rental operations, net of expenses	$113	$172	$576	$290	$168
Net gains on sales of wholly owned real estate	-	5,616	40	-	2,160
Equity in net income from joint ventures	(2)	1,014	80	451	3,308
Interest from joint venture advances	254	246	230	218	568
Provision for losses on real estate
and joint ventures	-	-	-	-	(340)

Total income from real estate and joint ventures
held for investment, net	$365	$7,048	$926	$959	$5,864

          For the first nine months of 2004, income from real estate and joint ventures held for investment totaled $8.3 million, down $0.5 million from the same period of 2003 due primarily to lower gains from sales, a portion of which we reflected in equity in net income from joint ventures.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Rental operations, net of expenses	$861	$923
Net gains on sales of wholly owned real estate	5,656	3,317
Equity in net income from joint ventures	1,092	3,928
Interest from joint venture advances	730	1,236
Provision for losses on real estate and joint ventures	-	(528)

Total income from real estate and joint ventures held for investment, net	$8,339	$8,876

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $16.9 million in the current quarter, compared to income of $1.6 million in the year-ago quarter. The primary reason for the $18.4 million unfavorable change was that the current quarter included an addition for impairment of mortgage servicing rights of $16.7 million, whereas the year-ago quarter included a $5.1 million reduction of impairment. Partially offsetting that unfavorable change was a decline of $2.8 million in payoff and curtailment interest costs and a $0.6 million increase in net cash servicing fees. Most of our loan servicing agreements require us to pay interest to the investor for an entire month, even if the loan we service for others prepays prior to the end of a month. That additional interest cost is what we call payoff and curtailment interest cost. However, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in an increase to our net interest income.

          At September 30, 2004, we serviced $10.6 billion of loans for others, up from $9.3 billion at December 31, 2003 and $9.1 billion at September 30, 2003.

Page 22	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Net cash servicing fees	$6,031	$5,615	$5,704	$5,681	$5,401
Payoff and curtailment interest cost (a)	(1,053)	(2,083)	(1,527)	(1,597)	(3,869)
Amortization of MSRs	(5,190)	(4,082)	(5,519)	(5,001)	(5,051)
(Provision for) reduction of impairment
of MSRs	(16,678)	14,336	(12,903)	7,685	5,069

Total loan servicing income (loss), net	$(16,890)	$13,786	$(14,245)	$6,768	$1,550

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For the first nine months of 2004, a loss of $17.3 million was recorded in loan servicing, an improvement over the $33.8 million loss for the same period of 2003. The smaller loss reflected lower payoff and curtailment interest costs, a decline in amortization of MSRs, a favorable change in provision for impairment and an increase in net cash servicing fees.

          The following table presents a breakdown of the components of our loan servicing loss during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Net cash servicing fees	$17,350	$15,534
Payoff and curtailment interest cost (a)	(4,663)	(10,014)
Amortization of MSRs	(14,791)	(19,773)
(Provision for) reduction of impairment of MSRs	(15,245)	(19,575)

Total loan servicing loss, net	$(17,349)	$(33,828)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For further information, see Note 2 on page 6 and Note 9 on page 14 of Notes to Consolidated Financial Statements.

          Sales of loans and mortgage-backed securities declined slightly from $1.938 billion a year ago to $1.871 billion in the current quarter. Net gains associated with these sales totaled $14.6 million in the current quarter, down from $23.5 million a year ago. The decline was primarily due to a lower gain per dollar of loan sold. Excluding the impact of SFAS 133, a gain of 0.64% of secondary market sales was realized which is below 1.15% a year ago. Net gains in the current quarter included the capitalization of MSRs of $12.1 million, compared to $21.7 million a year ago.

          The following table presents a breakdown of the components of our net gains (losses) on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Mortgage servicing rights	$12,114	$12,074	$5,968	$9,091	$21,660
All other components excluding SFAS 133	(72)	249	(1,314)	(4,553)	686
SFAS 133	2,595	3,352	(3,282)	1,016	1,121

Total net gains on sales of loans
and mortgage-backed securities	$14,637	$15,675	$1,372	$5,554	$23,467

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	0.64%	1.08%	0.69%	0.48%	1.15%

Page 23	Navigation Links

          For the first nine months of 2004, sales of loans and mortgage-backed securities totaled $3.689 billion, down from $5.640 billion a year ago. Net gains associated with these sales totaled $31.7 million, $24.2 million lower than the prior year amount.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Mortgage servicing rights	$30,156	$52,019
All other components excluding SFAS 133	(1,137)	5,817
SFAS 133	2,665	(1,954)

Total net gains on sales of loans and mortgage-backed securities	$31,684	$55,882

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	0.79%	1.03%

Securities available for sale and trading securities

          Just prior to the end of the first quarter of 2004, we established a partial economic hedge against future value changes in our MSRs by purchasing securities classified as available for sale. At September 30, 2004, securities available for sale included $248 million, net of an unrealized gain of $1 million, associated with the partial economic hedge. No securities gains or losses were recorded in the current quarter, whereas the year-ago quarter included losses of $11.0 million from trading securities which were purchased for the same economic purpose.

          For the first nine months of 2004, we recorded losses on sales of securities of $19.2 million, compared to the year-ago period loss of $10.4 million from trading securities which were purchased for the same economic purpose. For further information, see Asset/Liability Management and Market Risk on page 36.

          Subsequent to quarter end, we sold the securities established as a partial economic hedge for our mortgage servicing rights at a pre-tax gain of $2.8 million due to entering into definitive agreements to sell approximately 80% of our mortgage servicing rights. See Note 9 on page 14 of Notes to Consolidated Financial Statements.

Operating Expense

          Our operating expense totaled $58.1 million in the current quarter, up $5.7 million or 10.9% from a year ago. The increase was primarily due to a $2.3 million or 6.8% increase in salaries and related costs and a $2.2 million increase in our other general administrative expense category, which included an accrual for pending litigation. For further information on the pending litigation, see Note 3 of Notes to Consolidated Financial Statements on page 8.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Salaries and related costs	$36,629	$37,575	$35,569	$33,144	$34,312
Premises and equipment costs	8,771	8,200	8,208	8,286	8,291
Advertising expense	1,494	1,165	1,708	1,068	835
SAIF insurance premiums and regulatory
assessments	825	744	757	762	787
Professional fees	387	356	368	539	798
Other general and administrative expense	9,909	9,432	8,482	8,106	7,718

Total general and administrative expense	58,015	57,472	55,092	51,905	52,741
Net operation of real estate acquired in
settlement of loans	36	(237)	(72)	(739)	(376)

Total operating expense	$58,051	$57,235	$55,020	$51,166	$52,365

          For the first nine months of 2004, operating expenses totaled $170.3 million, up $14.4 million or 9.2% from the same period of 2003, primarily reflecting higher salaries and related costs and other general administrative expense, which included an accrual for pending litigation. For further information on the pending litigation, see Note 3 of Notes to Consolidated Financial Statements on page 8.

Page 24	Navigation Links

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Salaries and related costs	$109,773	$101,466
Premises and equipment costs	25,179	23,975
Advertising expense	4,367	2,644
SAIF insurance premiums and regulatory assessments	2,326	2,443
Professional fees	1,111	1,844
Other general and administrative expense	27,823	23,722

Total general and administrative expense	170,579	156,094
Net operation of real estate acquired in settlement of loans	(273)	(190)

Total operating expense	$170,306	$155,904

Provision for Income Taxes

          Income taxes for the third quarter totaled $8.4 million, compared to $21.3 million a year ago. Our effective tax rate was 25.6% for the current quarter and 36.5% for the year-to-date period of 2004, compared to 42.2% for the respective periods a year ago. The decline in the effective tax rates reflects a reduction to federal tax expense of $5.6 million in the current quarter from the settlement of prior-year tax return issues. For further information, see Note 4 of Notes to Consolidated Financial Statements on page 11.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 13.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Banking net income	$24,262	$23,726	$8,387	$23,188	$25,621
Real estate investment net income	248	4,095	525	570	3,630

Total net income	$24,510	$27,821	$8,912	$23,758	$29,251

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Banking net income	$56,375	$72,271
Real estate investment net income	4,868	5,712

Total net income	$61,243	$77,983

Banking

          Net income from our banking operations for the current quarter totaled $24.3 million, down $1.4 million from a year ago. The decline between third quarters primarily reflected:

  a $18.4 million unfavorable change in our loan servicing income reflecting a negative change in provision for impairment of mortgage servicing rights;
  a $8.8 million decline in our net gains from sales of loans and mortgage-backed securities due primarily to a lower gain per dollar of loan sold;
  a $5.6 million increase in our operating expense;
  a $4.1 million loss on extinguishment of debt in the current quarter, which represented the recognition of deferred issuance costs associated with the $124 million of 10% junior subordinated debentures that were redeemed prior to their maturity; and
Page 25	Navigation Links

  a $2.3 million increase in our provision for loan losses primarily reflecting growth in our portfolio during the current quarter.

Those negative factors were partially offset by:

  a $13.6 million increase in our net interest income reflecting growth in average interest-earning assets;
  a $11.0 million favorable change associated with securities gains/losses, all of which related to trading losses in the year-ago quarter associated with a partial economic hedge of our mortgage servicing rights; and
  a decline in the effective tax rate from 42.35% to 25.36% reflecting a reduction to federal tax expense of $5.6 million from the settlement of prior-year tax returns in the current quarter.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Net interest income	$81,924	$76,842	$69,444	$65,325	$68,302
Provision for (reduction of) loan losses	1,186	1,458	1,804	(281)	(1,104)
Other income	9,557	22,724	1,691	25,498	27,116
Operating expense	57,742	56,908	54,699	50,925	52,126
Net intercompany income (expense)	(48)	(43)	(38)	42	43

Income before income taxes	32,505	41,157	14,594	40,221	44,439
Income taxes	8,243	17,431	6,207	17,033	18,818

Net income	$24,262	$23,726	$8,387	$23,188	$25,621

At period end
Assets:
Loans and mortgage-backed securities	$14,257,374	$12,971,737	$11,594,098	$10,396,510	$9,987,468
Other	1,374,840	1,239,475	1,919,401	1,237,858	1,165,611

Total assets	15,632,214	14,211,212	13,513,499	11,634,368	11,153,079

Equity	$965,625	$942,452	$924,557	$917,018	$894,210

          For the first nine months of 2004, net income from our banking operations totaled $56.4 million, down $15.9 million from the same period a year ago. The decline primarily reflected lower gains from sales of loans and mortgage-backed securities, higher operating expense, an unfavorable change in securities gains/losses, an unfavorable change in our provision for loan losses and a loss on extinguishment of debt. Those unfavorable items were partially offset by an improvement in our loan servicing activities and higher net interest income.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Net interest income	$228,210	$223,415
Provision for (reduction of) loan losses	4,448	(3,437)
Other income	33,972	53,586
Operating expense	169,349	155,217
Net intercompany income (expense)	(129)	127

Income before income taxes	88,256	125,348
Income taxes	31,881	53,077

Net income	$56,375	$72,271

Page 26	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $0.2 million in the current quarter, down from $3.6 million a year ago. The decline primarily reflected lower gains from sales.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Net interest income (expense)	$13	$(231)	$(88)	$(72)	$(50)
Other income	665	7,456	1,262	1,320	6,476
Operating expense	309	327	321	241	239
Net intercompany income (expense)	48	43	38	(42)	(43)

Income before income taxes	417	6,941	891	965	6,144
Income taxes	169	2,846	366	395	2,514

Net income	$248	$4,095	$525	$570	$3,630

At period end
Assets:
Investments in real estate and joint ventures	$44,242	$31,517	$35,768	$35,716	$32,435
Other	2,883	11,845	3,994	3,503	4,617

Total assets	47,125	43,362	39,762	39,219	37,052

Equity	$39,875	$32,227	$28,132	$27,607	$27,037

          For the first nine months of 2004, our net income from real estate investment operations totaled $4.9 million, down $0.8 million from the same period of 2003. The decline primarily reflected lower gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Net interest expense	$(306)	$(55)
Other income	9,383	10,538
Operating expense	957	687
Net intercompany income (expense)	129	(127)

Income before income taxes	8,249	9,669
Income taxes	3,381	3,957

Net income	$4,868	$5,712

          Our investments in real estate and joint ventures amounted to $44 million at September 30, 2004, $36 million at December 31, 2003 and $32 million at September 30, 2003. During the quarter, an additional $7 million of capital was invested into our real estate investment business for a new shopping center development project. That additional investment is deducted in determining the Bank’s regulatory capital.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowances for Losses on Loans and Real Estate on page 41.

Page 27	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $1.3 billion during the current quarter to a total of $14.3 billion or 91.2% of assets at September 30, 2004. The increase primarily occurred in our loans held for investment, which increased $1.1 billion or 8.9% during the current quarter. The increase primarily occurred in our single family portfolio, as portfolio originations remained high and our annualized prepayment speed in the current quarter declined to 36% from 59% a year ago and 47% in the second quarter of 2004. Since year-end 2003, our loans held for investment have increased $3.3 billion or 32.6%.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,903,602	$1,390,834	$854,367	$381,699	$157,322
MTA	38,363	699,445	721,138	878,153	486,146
Libor	130,425	299,470	203,502	207,303	88,658
Adjustable – fixed for 3-5 years	-	-	124,008	106,412	275,755
Fixed	482	-	-	885	1,976

Total residential one-to-four units	2,072,872	2,389,749	1,903,015	1,574,452	1,009,857
Other	162,069	200,017	125,391	145,175	102,618

Total for investment portfolio	2,234,941	2,589,766	2,028,406	1,719,627	1,112,475
Sale portfolio(a)	2,054,632	1,279,208	927,777	889,144	1,566,423

Total for investment and sale portfolios	$4,289,573	$3,868,974	$2,956,183	$2,608,771	$2,678,898

(a) Primarily residential one-to-four unit loans.
	Nine Months Ended September 30,

(In Thousands)	2004	2003

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$4,148,803	$696,027
MTA	1,458,946	917,475
Libor	633,397	197,777
Adjustable – fixed for 3-5 years	124,008	1,246,908
Fixed	482	21,762

Total residential one-to-four units	6,365,636	3,079,949
Other	487,477	232,180

Total for investment portfolio	6,853,113	3,312,129
Sale portfolio (a)	4,261,617	5,334,724

Total for investment and sale portfolios	$11,114,730	$8,646,853

(a) Primarily residential one-to-four unit loans.

          Loan originations, including loans purchased, totaled a record $4.290 billion in the current quarter, up 60.1% from the $2.679 billion we originated in the third quarter of 2003 and 10.9% above the $3.869 billion we originated in the second quarter of 2004. Loans originated for sale increased $488 million from the year-ago third quarter to $2.055 billion, while single family loans originated for portfolio increased $1.063 billion to $2.073 billion. Of the current quarter originations for portfolio, $232 million represented subprime credits. During the current quarter, 73% of our residential one-to-four unit originations represented refinance transactions. This is down from 77% in the second quarter of 2004 and 85% in the year-ago quarter. In addition to single family loans, we originated $162 million of other loans in the current quarter.

Page 28	Navigation Links

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $2.073 billion during the quarter. Of that total:

  94% were monthly adjustable loans tied to either the COFI or MTA index and generally provide for negative amortization. Loans tied to COFI represented 92%, while MTA related loans represented the difference; and
  6% were adjustable loans tied to Libor that typically adjust every six months.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	September 30, 2004		June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$7,179,528	62%	$5,845,753	56%	$5,095,707	57%	$4,819,852	61%	$5,163,897	71%
MTA	3,362,196	29	3,563,210	35	3,074,120	35	2,503,336	32	1,761,516	24
Libor	934,728	8	857,211	8	589,621	7	403,450	5	249,320	3
Other, primarily CMT	108,612	1	142,796	1	126,154	1	185,437	2	171,039	2

Total adjustable loans (a)	$11,585,064	100%	$10,408,970	100%	$8,885,602	100%	$7,912,075	100%	$7,345,772	100%

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
  generally provide that the maximum interest rate cannot exceed the incentive rate by more than six to ten percentage points, depending on the type of loan and the initial rate offered; and
  limit interest rate adjustments, for loans that adjust both the interest rate and payment amount simultaneously, to 1% per adjustment for those that adjust semi-annually and 2% per adjustment for those that adjust annually.

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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which also increases credit risk, as the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. Our loan contracts limit the amount of negative amortization that can occur. In our loan portfolio, the highest loan contract limit of principal plus negative amortization is 125% of the original loan amount. For subprime loans and loans with loan-to-value ratios of greater than 80% where the borrower has obtained private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%, the principal plus negative amortization cannot exceed 110% of the original loan amount. At September 30, 2004, loans with the higher 125% limit on negative amortization represented 14% of our adjustable rate one-to-four unit residential portfolio, while those with 110% limit represented 71%. Our current practice imposes a limit on the amount of negative amortization on all our loans we originate to 110% of the original loan amount.

Page 29	Navigation Links

          At September 30, 2004, $10.8 billion or 85% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $33 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization was virtually unchanged from the June 30, 2004 level.

          We also will continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market to manage our balance sheet to remain in compliance with regulatory capital requirements. We sold $1.871 billion of loans and mortgage-backed securities in the current quarter, compared to $1.139 billion in the second quarter of 2004 and $1.938 billion in the year-ago third quarter. All but minor amounts were secured by residential one-to-four unit property, and at September 30, 2004, loans held for sale totaled $846 million.

          At September 30, 2004, our unfunded loan application pipeline totaled $3.1 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, excluding expected fallout, of $1.3 billion, of which $610 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at September 30, 2004, we had commitments on undrawn lines of credit of $378 million and loans in process of $48 million. We believe our current sources of funds will enable us to meet these obligations.

Subsequent Event

          As we entered the fourth quarter of 2004, we decided to slow our asset growth to maintain a strong capital position and expect to manage asset growth more in line with the growth in our retained earnings. In October, we entered into an agreement to sell at the end of November approximately $1 billion of our residential one-to-four unit loans on a servicing released basis from our $13.4 billion portfolio held for investment. These are seasoned adjustable rate mortgages tied to MTA that we expect to replace with higher yielding adjustable rate product. While this sale may temporarily result in assets growing more slowly than the growth of our retained earnings, we expect to achieve before the end of first quarter 2005 asset growth more in line with the growth of our retained earnings, to include the replacement of the MTA loans being sold. Initially, the sale will result in a reduction of net interest income until the loans are replaced. However, a breakeven point for the lost net interest income is expected to occur within approximately six months following the sale date, when considering the expected 2004 fourth quarter gain from this loan sale. After the initial approximate six month period, overall profits should be enhanced from the higher yielding loans. We will continue to originate significant volumes of adjustable rate mortgages to the extent we can profitably sell the amount in excess of our balance sheet needs in the secondary markets.

Page 30	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$1,788,864	$2,114,055	$1,550,101	$1,335,998	$675,135
Adjustable – subprime	228,110	198,731	163,927	119,989	55,778
Adjustable – fixed for 3-5 years	-	-	124,008	106,412	275,755
Adjustable – fixed for 3-5 years – subprime	-	-	-	-	-

Total adjustable residential one-to-four units	2,016,974	2,312,786	1,838,036	1,562,399	1,006,668
Fixed	284	-	-	885	1,976
Fixed – subprime	-	-	-	-	-
Residential five or more units – adjustable	2,695	9,029	8,452	11,629	12,789

Total residential	2,019,953	2,321,815	1,846,488	1,574,913	1,021,433
Commercial real estate	875	1,070	8,094	-	575
Construction	4,858	8,165	6,330	36,320	12,025
Land	-	25,953	-	-	19,589
Non-mortgage:
Commercial	1,000	-	375	1,260	1,200
Automobile	-	-	-	-	21
Other consumer	152,641	155,305	101,582	95,966	30,107

Total loans originated	2,179,327	2,512,308	1,962,869	1,708,459	1,084,950
Real estate loans purchased:
One-to-four units	51,476	71,006	56,361	10,038	594
One-to-four units – subprime	4,138	5,957	8,618	1,130	619
Other (a)	-	495	558	-	26,312

Total real estate loans purchased	55,614	77,458	65,537	11,168	27,525

Total loans originated and purchased	2,234,941	2,589,766	2,028,406	1,719,627	1,112,475
Loan repayments	(1,123,307)	(1,294,340)	(1,064,293)	(1,205,610)	(1,526,563)
Other net changes (b)	(10,423)	(50,177)	(15,946)	(47,939)	15,168

Net increase (decrease) in loans held for investment	1,101,211	1,245,249	948,167	466,078	(398,920)

Sale Portfolio
Originated whole loans:
Residential one-to-four units	2,016,218	1,273,042	927,047	886,572	1,565,841
Non-mortgage loans	-	-	730	2,572	582
Loans purchased	38,414	6,166	-	-	-
Loans transferred from (to) the investment portfolio	-	(3,940)	283	(2,523)	(7,759)
Originated whole loans sold	(1,560,485)	(508,482)	(155,610)	(107,060)	(335,589)
Loans exchanged for mortgage-backed securities	(310,741)	(630,547)	(523,136)	(834,373)	(1,602,297)
Other net changes	(2,875)	(1,582)	(968)	(1,979)	(1,079)
Capitalized basis adjustment (c)	3,901	(2,261)	1,082	1,011	(6,191)

Net increase (decrease) in loans held for sale	184,432	132,396	249,428	(55,780)	(386,492)

Mortgage-backed securities, net:
Received in exchange for loans	310,741	630,547	523,136	834,373	1,602,297
Sold	(310,741)	(630,547)	(523,136)	(834,373)	(1,602,297)
Repayments	(6)	(6)	(6)	(1,247)	(140)
Other net changes	-	-	(1)	(9)	(6)

Net decrease in mortgage-backed securities
available for sale	(6)	(6)	(7)	(1,256)	(146)

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	184,426	132,390	249,421	(57,036)	(386,638)

Total net increase (decrease) in loans and
mortgage-backed securities	$1,285,637	$1,377,639	$1,197,588	$409,042	$(785,558)

(a) Included five or more unit residential loans.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization).
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 31	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$10,422,234	$9,342,177	$7,878,316	$6,945,106	$6,328,674
Adjustable – subprime	1,140,995	1,043,557	982,696	940,655	987,509
Adjustable – fixed for 3-5 years	1,152,604	1,302,726	1,650,521	1,687,323	1,809,803
Adjustable – fixed for 3-5 years – subprime	22,882	28,938	35,861	42,952	57,910
Fixed	70,524	76,913	90,993	105,042	123,413
Fixed – subprime	3,688	4,028	3,515	4,432	4,790

Total residential one-to-four units	12,812,927	11,798,339	10,641,902	9,725,510	9,312,099
Residential five or more units:
Adjustable	95,555	102,176	99,321	91,024	79,778
Fixed	1,808	1,840	1,875	1,904	2,213
Commercial real estate:
Adjustable	37,641	37,075	36,298	36,142	37,860
Fixed	4,838	5,465	6,016	13,144	14,580
Construction	72,599	80,608	88,676	105,706	90,233
Land	25,764	26,770	1,587	16,855	18,931
Non-mortgage:
Commercial	5,990	5,083	5,150	4,975	5,235
Automobile	1,297	1,911	2,816	3,823	5,085
Other consumer	235,113	179,793	130,549	95,319	70,593

Total loans held for investment	13,293,532	12,239,060	11,014,190	10,094,402	9,636,607
Increase (decrease) for:
Undisbursed loan funds	(50,709)	(62,478)	(50,950)	(56,543)	(52,841)
Net deferred costs and premiums	202,874	166,803	133,518	108,990	97,445
Allowance for losses	(34,551)	(33,450)	(32,072)	(30,330)	(30,770)

Total loans held for investment, net	13,411,146	12,309,935	11,064,686	10,116,519	9,650,441

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	842,853	662,321	526,311	276,295	335,594
Non-mortgage	63	64	1,420	3,090	582
Capitalized basis adjustment (a)	2,997	(904)	1,354	272	(739)

Total loans held for sale	845,913	661,481	529,085	279,657	335,437
Mortgage-backed securities available for sale:
Adjustable	315	321	327	334	1,590
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	315	321	327	334	1,590

Total loans held for sale and mortgage-backed
securities available for sale	846,228	661,802	529,412	279,991	337,027

Total loans and mortgage-backed securities	$14,257,374	$12,971,737	$11,594,098	$10,396,510	$9,987,468

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At September 30, 2004, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At September 30, 2004, our residential one-to-four units subprime portfolio totaled $1.2 billion and consisted of 94% “Alt. A and A-” credit, 5% “B” credit and 1% “C” credit loans. The average loan-to-value ratio at origination for these loans was 71%.

          We carry mortgage-backed securities available for sale at fair value which, at September 30, 2004, reflected an unrealized gain of $5,000. The current quarter-end unrealized gain, less the associated tax effect, is reflected as a separate component of other comprehensive income until realized.

Page 32	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Federal funds	$-	$-	$2,300	$1,500	$4,001
U.S. Treasury and agency securities available for sale	732,813	630,719	872,037	690,281	635,759
Other investment securities available for sale	65	66	66	66	66

Total investment securities	$732,878	$630,785	$874,403	$691,847	$639,826

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2004 are presented in the following table. The $73,000 unrealized loss on the security that has been in a loss position for 12 months or longer is due to changes in market interest rates. We have the intent and ability to hold the security until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and agency securities	$45,728	$124	$5,708	$73	$51,436	$197
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$45,728	$124	$5,708	$73	$51,436	$197

          The following table sets forth the maturities of our investment securities and their weighted average yields at September 30, 2004.

After 1 Year
	1 Year or Less		Through 5 Years		After 5 Years		Total

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal funds	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Treasury, agency, and other
securities available for sale	-	-	89,002	2.72	643,876	4.13	732,878	3.96

Total investment securities	$-	-%	$89,002	2.72%	$643,876	4.13%	$732,878	3.96%

Deposits

          At September 30, 2004, our deposits totaled $9.6 billion, up $943 million or 11.0% from the year-ago level and up $603 million or 6.7% since June 30, 2004. Compared to the year-ago period, our certificates of deposit increased $1.7 billion or 47.4%, which was partially offset by a decrease in our lower-rate transaction accounts—i.e., checking, money market and regular passbook—of $737 million or 14.6%. Given the relatively low level of interest rates, certain of our depositors in prior periods moved monies from certificates of deposit to transaction accounts as they seemed more interested in liquidity. Now that short-term market interest rates have begun to rise, those monies are now beginning to flow back into certificates of deposit.

          During the quarter, one traditional branch was opened to replace an in-store branch closed during the second quarter of 2004. This brings our total branches at quarter end to 168, of which 95 were in-store. A year ago, we had 171 branches, of which 99 were in-store. At September 30, 2004, the average deposit size of our 73 traditional branches was $106 million, while the average deposit size of our 95 in-store branches was $19 million. During the fourth quarter of 2004, we expect two in-store branches to be moved to other branch locations due to a decision by the grocery company to close the stores in which they are located. The deposits associated with these branch closings totaled $8 million at quarter end.

Page 33	Navigation Links

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	September 30, 2004		June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$506,981	-%	$483,566	-%	$489,213	-%	$429,743	-%	$411,839
Interest-bearing
checking (a)	0.34	525,124	0.35	532,682	0.37	542,963	0.21	462,733	0.21	453,547
Money market	1.05	150,716	1.05	146,756	1.05	142,092	1.05	142,418	1.05	136,981
Regular passbook	1.08	3,144,606	1.10	3,578,383	1.08	3,898,369	1.12	4,036,464	1.18	4,062,067

Total transaction
accounts	0.86	4,327,427	0.90	4,741,387	0.90	5,072,637	0.94	5,071,358	0.99	5,064,434
Certificates of deposit:
Less than 2.00%	1.46	1,131,677	1.33	1,480,511	1.22	1,532,376	1.17	1,548,398	1.24	1,533,630
2.00-2.49	2.37	2,711,948	2.39	1,463,613	2.38	962,827	2.23	338,763	2.22	374,684
2.50-2.99	2.77	363,305	2.71	263,753	2.71	211,296	2.73	222,436	2.75	233,258
3.00-3.49	3.28	200,480	3.28	211,428	3.30	233,922	3.27	305,258	3.32	560,853
3.50-3.99	3.85	93,163	3.83	87,374	3.79	106,554	3.78	106,861	3.80	133,807
4.00-4.49	4.25	262,531	4.27	240,864	4.27	240,903	4.27	240,459	4.27	241,388
4.50-4.99	4.83	425,352	4.83	423,229	4.83	420,966	4.83	420,262	4.83	423,728
5.00 and greater	5.62	35,450	5.62	36,079	5.61	35,692	5.59	39,963	5.60	42,286

Total certificates
of deposit	2.58	5,223,906	2.49	4,206,851	2.45	3,744,536	2.44	3,222,400	2.56	3,543,634

Total deposits	1.80%	$9,551,333	1.65%	$8,948,238	1.56%	$8,817,173	1.52%	$8,293,758	1.64%	$8,608,068

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings increased $751 million to $4.9 billion, due primarily to an increase of $863 million in FHLB advances. That increase was partially offset by a decline of $124 million due to the redemption of our junior subordinated debentures prior to their maturity. This followed increases of $1.1 billion in FHLB advances and $198 million from the issuance of 10-year senior notes during the second quarter of 2004, partially offset by a decline in securities sold under agreements to repurchase of $267 million.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2004	2004	2004	2003	2003

Securities sold under agreements to repurchase	$251,875	$239,688	$507,027	$-	$-
Federal Home Loan Bank advances	4,418,729	3,556,087	2,424,230	2,125,150	1,259,150
Real estate notes	-	-	4,144	4,161	4,178
Senior notes	197,886	198,179	-	-	-
Junior subordinated debentures (a)	-	123,711	123,711	123,711	123,711

Total borrowings	$4,868,490	$4,117,665	$3,059,112	$2,253,022	$1,387,039

Weighted average rate on borrowings during
the quarter (b)	2.40%	2.37%	3.25%	4.07%	4.78%
Total borrowings as a percentage of total assets	31.13	28.95	22.62	19.35	12.43

(a) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.
(b) Starting in the first quarter of 2004, the impact of swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month Libor variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 34	Navigation Links

          On July 23, 2004, we redeemed our junior subordinated debentures before their maturity. These debentures had a principal amount of $124 million payable by Downey Financial Corp. to Downey Financial Capital Trust I (“Trust”), a wholly owned special purpose entity. On July 23, 1999, we issued through the Trust $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, paid quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. The capital securities represented undivided beneficial interests in the Trust. We owned all of the issued and outstanding common securities of the Trust aggregating $4 million and reported them separately on our balance sheet. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the junior subordinated debentures issued by Downey Financial Corp. The sole asset of the Trust was the junior subordinated debentures. The debentures carried an interest rate of 10.00% and were due September 15, 2029.

          On June 23, 2004, we issued $200 million of 6.5% 10-year unsecured senior notes due July 1, 2014. Net proceeds from the sale of the notes, after deducting underwriting discounts and our offering expenses, were approximately $198 million. The net proceeds from the issue were used to redeem our junior subordinated debentures with the remainder having been used to make a capital investment in the Bank to support its asset growth. The carrying value of the senior notes is net of the issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.65%.

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

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income while maintaining asset quality. Our primary strategy to manage interest rate risk is to emphasize the origination of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI, MTA, Libor and CMT. We also may execute swap contracts to change interest rate characteristics of our interest-earning assets or interest-bearing liabilities to better manage interest rate risk.

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

          Changes in mortgage interest rates also impact the value of our mortgage servicing right (“MSRs”). Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. During the first quarter of 2004, we implemented a fairly simple hedging strategy by purchasing securities classified as available for sale as a partial economic hedge against future value changes in our MSRs. During periods when long-term interest rates decline, the value of our MSRs will fall and the resultant MSR valuation addition will, in general, be partially offset by securities gains. However, if long-term interest rates rise causing MSR values to improve, the securities will be in a loss position and may be sold at a loss, with the intention to reset the hedge at a higher market interest rate. Any realized loss from the securities sales will be mitigated by the favorable earnings impact associated with the recapture of any existing MSR valuation allowance. While this strategy is not constructed to be a perfect hedge, it is expected to reduce earnings volatility from changing MSR values. Over time, we may use derivatives in lieu of securities, or a combination of both, to provide an economic hedge against value changes in our MSRs. In addition, the dollar amount used as an economic hedge may vary as we reset the hedge due to changes in the volume of MSRs or their sensitivity to changes in market interest rates. For further information regarding our MSRs and associated economic hedge, see Note 9 of Notes to Consolidated Financial Statements on page 14.

          There has been no significant change in our market risk since December 31, 2003.

Page 36	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of September 30, 2004, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	September 30, 2004

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock(a)	$245,727	$97,534	$350,633	$248,047	$-	$941,941
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	12,661,201	308,985	762,940	-	-	13,733,126
Fixed	139,652	13,598	38,158	4,605	974	196,987
Commercial real estate	29,593	2,044	9,173	406	-	41,216
Construction	40,727	-	-	-	-	40,727
Land	7,711	7	653	-	-	8,371
Non-mortgage loans:
Commercial	2,473	-	-	-	-	2,473
Consumer	233,236	320	603	-	-	234,159
Mortgage-backed securities	315	-	-	-	-	315

Total loans and mortgage-backed securities	13,114,908	324,954	811,527	5,011	974	14,257,374

Total interest-earning assets	$13,360,635	$422,488	$1,162,160	$253,058	$974	$15,199,315

Transaction accounts:
Non-interest-bearing checking	$506,981	$-	$-	$-	$-	$506,981
Interest-bearing checking(c)	525,124	-	-	-	-	525,124
Money market (d)	150,716	-	-	-	-	150,716
Regular passbook (d)	3,144,606	-	-	-	-	3,144,606

Total transaction accounts	4,327,427	-	-	-	-	4,327,427
Certificates of deposit(e)	2,101,744	1,849,965	1,272,197	-	-	5,223,906

Total deposits	6,429,171	1,849,965	1,272,197	-	-	9,551,333
FHLB advances and other borrowings	3,919,554	1,750	720,300	29,000	-	4,670,604
Senior notes	-	-	-	197,886	-	197,886
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$10,778,725	$1,851,715	$1,562,497	$226,886	$-	$14,419,823

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$2,581,910	$(1,429,227)	$(400,337)	$26,172	$974	$779,492
Cumulative gap	2,581,910	1,152,683	752,346	778,518	779,492
Cumulative gap–as a percentage of total assets:
September 30, 2004	16.51%	7.37%	4.81%	4.98%	4.98%
December 31, 2003	14.95	13.42	6.95	6.76	5.74
September 30, 2003	18.17	18.16	11.86	7.85	6.79

(a) Includes FHLB stock and Investment in Downey Financial Capital Trust I. Based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.
Page 37	Navigation Links

          Our six-month gap at September 30, 2004 was a positive 16.51%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This gap position is similar to our positive six-month gap of 14.95% at December 31, 2003 and 18.17% a year ago.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio and plan to sell the originations in excess of our balance sheet needs into the secondary markets to the extent we can do so profitably. For the twelve months ended September 30, 2004, we originated and purchased for investment $8.6 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At September 30, 2004, 98% of our interest-earning assets mature, reprice or are estimated to prepay within five years, compared to essentially 100% at both December 31, 2003 and September 30, 2003. At September 30, 2004, $13.2 billion or 99% of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $10.0 billion or 99% at December 31, 2003, and $9.5 billion or 99% a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003

Weighted average yield: (a)
Loans and mortgage-backed securities	4.46%	4.37%	4.51%	4.61%	4.98%
Federal Home Loan Bank stock	3.90	4.42	3.85	4.18	4.34
Investment securities	3.96	3.61	3.44	3.02	2.63

Interest-earning assets yield	4.43	4.34	4.43	4.51	4.84

Weighted average cost:
Deposits	1.80	1.65	1.56	1.52	1.64
Borrowings:
Securities sold under agreements to repurchase	1.60	0.60	0.45	-	-
Federal Home Loan Bank advances (b)	2.32	2.06	2.44	3.08	4.42
Real estate notes	-	-	6.63	6.63	6.63
Senior notes	6.50	6.50	-	-	-
Junior subordinated debentures (c)	-	10.00	10.00	10.00	10.00

Total borrowings	2.45	2.43	2.43	3.46	4.92

Combined funds cost	2.02	1.90	1.78	1.94	2.09

Interest rate spread	2.41%	2.44%	2.65%	2.57%	2.75%

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

          The period-end weighted average yield on our loan portfolio declined to 4.46% at September 30, 2004, down from 4.61% at December 31, 2003 and 4.98% at September 30, 2003. At September 30, 2004, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $13.6 billion with a weighted average rate of 4.40%, compared to $9.8 billion with a weighted average rate of 4.55% at December 31, 2003, and $9.4 billion with a weighted average rate of 4.89% at September 30, 2003.

Page 38	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets declined $1 million during the current quarter to $39 million or 0.25% of total assets. The decline occurred in our prime residential loan category.

          The following table summarizes our non-performing assets at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2004	2004	2004	2003	2003

Non-accrual loans:
Residential one-to-four units	$23,091	$24,445	$31,037	$26,325	$32,430
Residential one-to-four units – subprime	12,870	12,615	16,846	15,980	22,101
Other	464	475	516	523	576

Total non-accrual loans	36,425	37,535	48,399	42,828	55,107
Real estate acquired in settlement of loans	2,819	2,424	5,189	5,803	7,436
Repossessed automobiles	-	9	7	-	15

Total non-performing assets	$39,244	$39,968	$53,595	$48,631	$62,558

Allowance for loan losses:
Amount	$34,551	$33,450	$32,072	$30,330	$30,770
As a percentage of non-performing loans	94.86%	89.12%	66.27%	70.82%	55.84%
Non-performing assets as a percentage of total assets	0.25	0.28	0.40	0.42	0.56

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.34% at September 30, 2004, down from 0.40% at June 30, 2004 and 0.71% a year ago. The declines primarily occurred in our residential one-to-four units category.

Page 39	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	September 30, 2004				June 30, 2004

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$9,858	$6,480	$16,283	$32,621	$11,844	$6,333	$18,004	$36,181
One-to-four units – subprime	4,650	3,818	5,940	14,408	3,935	2,427	7,854	14,216
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	14,508	10,298	22,223	47,029	15,779	8,760	25,858	50,397
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	1	-	-	1	-	11	8	19
Other consumer	30	43	36	109	309	13	39	361

Total delinquent loans	$14,539	$10,341	$22,687	$47,567	$16,088	$8,784	$26,333	$51,205

Delinquencies as a percentage of total loans	0.11%	0.07%	0.16%	0.34%	0.13%	0.07%	0.20%	0.40%

	March 31, 2004				December 31, 2003

Loans secured by real estate:
Residential:
One-to-four units	$13,066	$4,805	$23,995	$41,866	$15,501	$7,244	$20,081	$42,826
One-to-four units – subprime	3,458	3,852	10,279	17,589	6,084	2,801	9,283	18,168
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	16,524	8,657	34,274	59,455	21,585	10,045	29,364	60,994
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	5	14	8	27	34	4	7	45
Other consumer	221	12	80	313	41	22	88	151

Total delinquent loans	$16,750	$8,683	$34,790	$60,223	$21,660	$10,071	$29,887	$61,618

Delinquencies as a percentage of total loans	0.14%	0.08%	0.30%	0.52%	0.20%	0.10%	0.29%	0.59%

	September 30, 2003

Loans secured by real estate:
Residential:
One-to-four units	$14,942	$5,246	$26,259	$46,447
One-to-four units – subprime	5,582	4,813	12,961	23,356
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	20,524	10,059	39,220	69,803
Non-mortgage:
Commercial	-	-	428	428
Automobile	24	20	36	80
Other consumer	42	29	112	183

Total delinquent loans	$20,590	$10,108	$39,796	$70,494

Delinquencies as a percentage of total loans	0.21%	0.10%	0.40%	0.71%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 40	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses.

          We use an internal asset review system and loss allowance methodology to provide for timely recognition of problem assets and adequate general valuation allowances to cover asset losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and take into consideration losses that are imbedded within the portfolio but have not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine the carrying value of our asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

          Allowances for losses on all assets were $36 million at September 30, 2004, compared to $35 million at June 30, 2004, and $32 million a year ago.

          In the current quarter, our provision for loan losses was $1.2 million and net loan charge-offs totaled $0.1 million, resulting in an increase in the allowance for loan losses to $35 million at September 30, 2004. The current quarter increase in the allowance reflected an increase of $1.8 million in the general valuation allowance due to an increase in the loan portfolio, partially offset by a $0.7 million decline in allocated allowances due to an improvement in credit quality. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Balance at beginning of period	$33,450	$32,072	$30,330	$30,770	$32,247
Provision (reduction)	1,186	1,458	1,804	(281)	(1,104)
Charge-offs	(94)	(86)	(96)	(334)	(378)
Recoveries	9	6	34	175	5

Balance at end of period	$34,551	$33,450	$32,072	$30,330	$30,770

          Since year-end 2003, our allowance for loan losses increased by $4.2 million, reflecting an increase in the general valuation allowances of $5.4 million and a decline in allocated allowances of $1.2 million.

          The following table summarizes the activity in our allowance for loan losses during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Balance at beginning of period	$30,330	$34,999
Provision (reduction)	4,448	(3,437)
Charge-offs	(276)	(805)
Recoveries	49	13

Balance at end of period	$34,551	$30,770

Page 41	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(Dollars in Thousands)	2004	2004	2004	2003	2003	2004	2003

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$56	$27	$45	$112	$203	$128	$350
One-to-four units – subprime	-	-	-	182	85	-	206
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	20
Automobile	7	3	10	1	35	20	53
Other consumer	31	56	41	39	55	128	176

Total gross loan charge-offs	94	86	96	334	378	276	805

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	164	-	-	-
One-to-four units – subprime	-	1	25	-	-	26	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	3	2	5	1	1	10	3
Other consumer	6	3	4	10	4	13	10

Total gross loan recoveries	9	6	34	175	5	49	13

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	56	27	45	(52)	203	128	350
One-to-four units – subprime	-	(1)	(25)	182	85	(26)	206
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	20
Automobile	4	1	5	-	34	10	50
Other consumer	25	53	37	29	51	115	166

Total net loan charge-offs	$85	$80	$62	$159	$373	$227	$792

Net loan charge-offs as a
percentage of average loans	-%	-%	-%	0.01%	0.01%	-%	0.01%

Page 42	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	September 30, 2004			June 30, 2004			March 31, 2004

		Gross	Allowance		Gross	Allowance		Gross	Allowance
		Loan	Percentage		Loan	Percentage		Loan	Percentage
		Portfolio	to Loan		Portfolio	to Loan		Portfolio	to Loan
(Dollars in Thousands)	Allowance	Balance	Balance	Allowance	Balance	Balance	Allowance	Balance	Balance

Loans secured by real estate:
Residential:
One-to-four units	$20,562	$11,645,362	0.18%	$19,547	$10,721,816	0.18%	$18,507	$9,619,830	0.19%
One-to-four units – subprime	5,997	1,167,565	0.51	5,569	1,076,523	0.52	5,847	1,022,072	0.57
Five or more units	730	97,363	0.75	780	104,016	0.75	759	101,196	0.75
Commercial real estate	561	42,479	1.32	1,096	42,540	2.58	1,049	42,314	2.48
Construction	855	72,599	1.18	951	80,608	1.18	1,045	88,676	1.18
Land	321	25,764	1.25	333	26,770	1.24	18	1,587	1.13
Non-mortgage:
Commercial	461	5,990	7.70	460	5,083	9.05	460	5,150	8.93
Automobile	19	1,297	1.46	37	1,911	1.94	51	2,816	1.81
Other consumer	2,245	235,113	0.95	1,877	179,793	1.04	1,536	130,549	1.18
Not specifically allocated	2,800	-	-	2,800	-	-	2,800	-	-

Total loans held for investment	$34,551	$13,293,532	0.26%	$33,450	$12,239,060	0.27%	$32,072	$11,014,190	0.29%

	December 31, 2003			September 30, 2003

Loans secured by real estate:
Residential:
One-to-four units	$17,040	$8,737,471	0.20%	$17,174	$8,261,890	0.21%
One-to-four units – subprime	5,382	988,039	0.54	6,123	1,050,209	0.58
Five or more units	697	92,928	0.75	615	81,991	0.75
Commercial real estate	1,127	49,286	2.29	1,160	52,440	2.21
Construction	1,257	105,706	1.19	1,082	90,233	1.20
Land	209	16,855	1.24	235	18,931	1.24
Non-mortgage:
Commercial	460	4,975	9.25	461	5,235	8.81
Automobile	38	3,823	0.99	42	5,085	0.83
Other consumer	1,320	95,319	1.38	1,078	70,593	1.53
Not specifically allocated	2,800	-	-	2,800	-	-

Total loans held for investment	$30,330	$10,094,402	0.30%	$30,770	$9,636,607	0.32%

          At September 30, 2004, the recorded investment in loans for which we recognized impairment totaled $3 million, down from $12 milion at December 31, 2003 and $13 million a year ago. The current quarter reduction in impaired loans was due to the removal of the impaired designation for one borrower who repaid their loan in full on October 1, 2004. There was less than a $1 million allowance for losses related to impaired loans at September 30, 2004, compared to $1 million at both December 31, 2003 and September 30, 2003. During the current quarter, total interest recognized on the impaired loan portfolio was $0.2 million, bringing the year-to-date total to $0.7 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Balance at beginning of period	$699	$704	$709	$711	$716
Reduction	(658)	(5)	(5)	(2)	(5)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$41	$699	$704	$709	$711

Page 43	Navigation Links

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Balance at beginning of period	$709	$725
Reduction	(668)	(14)
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$41	$711

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2004	2004	2004	2003	2003

Balance at beginning of period	$1,436	$1,436	$1,436	$1,436	$1,096
Provision	-	-	-	-	340
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,436	$1,436	$1,436	$1,436	$1,436

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2004	2003

Balance at beginning of period	$1,436	$908
Provision	-	528
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$1,436	$1,436

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

          Our primary sources of funds generated in the third quarter of 2004 were from:

  principal repayments of $966 million—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $866 million in FHLB advances and other borrowings;
  an increase of $603 million in deposits; and
  sales proceeds and maturities of $156 million in U.S. Treasury securities, agency obligations and other investment securities available for sale.

          We used these funds to:

  originate and purchase $2.1 billion of loans held for investment, excluding refinances of our existing loans;
  purchase $232 million of U.S. Treasury securities, agency obligations and other investment securities available for sale;
  fund a net increase of $184 million in our loans held for sale; and
  redeem $124 million of our junior subordinated debentures before their maturity.
Page 44	Navigation Links

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is from the FHLB. At September 30, 2004, our FHLB borrowings totaled $4.4 billion, representing 28.3% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.4 billion. To the extent deposit growth over the remainder of 2004 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or other sources. As of September 30, 2004, we had commitments to borrowers for short-term rate locks, excluding expected fallout, of $1.3 billion, undisbursed loan funds and unused lines of credit of $426 million, operating leases of $15 million and commitments to invest in affordable housing funds of $6 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At September 30, 2004, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $28 million. The decrease from $269 million at June 30, 2004, primarily reflected the redemption of junior subordinated debentures of $124 million and a capital contribution to the Bank of $117 million to support its asset growth.

          On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of our common stock. On September 27, 2004, the Board of Directors terminated the stock repurchase authorization due to significant asset growth this year. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at our discretion, and were contingent upon our overall financial condition, as well as market conditions in general. There were 114,500 shares repurchased in the current quarter at a weighted average price of $54.24, leaving approximately $32 million unused from the original $50 million authorized under the recently terminated stock repurchase plan.

          Stockholders’ equity totaled $966 million at September 30, 2004, up from $917 million at December 31, 2003 and $894 million a year ago.

Contractual Obligations and Other Commitments

          Through the normal course of operations, we have entered into certain contractual obligations and other commitments. Our obligations generally relate to funding of our operations through deposits and borrowings as well as leases for premises and equipment, and our commitments generally relate to our lending operations.

          We have obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable. As of September 30, 2004, we have no significant contractual vendor obligations.

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

          We receive collateral to support commitments when deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with us.

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

          At September 30, 2004, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes, secondary marketing activities, fair value hedges, loans held for investment, future operating minimum lease commitments and other contractual obligations were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$3,951,709	$1,056,192	$216,005	$-	$5,223,906
FHLB advances and other borrowings	3,921,304	290,300	430,000	29,000	4,670,604
Senior notes	-	-	-	197,886	197,886
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	462,441	-	-	-	462,441
Associated forward sale contracts	448,999	-	-	-	448,999
Associated forward purchase contracts	-	-	-	-	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	845,913	-	-	-	845,913
Associated forward sale contracts	838,567	-	-	-	838,567
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	-	430,000	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	-	430,000	-	430,000
Commitments to originate loans held for investment:
Adjustable	683,429	-	-	-	683,429
Fixed	-	-	-	-	-
Undisbursed loan funds and unused lines of credit	39,200	6,599	-	380,256	426,055
Operating leases	4,375	6,463	3,070	701	14,609
Commitments to invest in affordable housing funds	-	-	-	5,771	5,771

Total obligations and commitments	$11,195,937	$1,359,554	$1,509,075	$613,614	$14,678,180

Regulatory Capital Compliance

          During the current quarter, our holding company contributed $117 million of equity to the Bank to support its asset growth. That increase in regulatory capital was decreased, in part, by a $7 million equity contribution by the Bank to DSL Service Company, our real estate investment subsidiary. At September 30, 2004, our core and tangible capital ratios were both 6.94% and our risk-based capital ratio was 13.62%. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of September 30, 2004.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,133,885			$1,133,885		$1,133,885
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(39,539)			(39,539)		(39,539)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights (a)	(8,229)			(8,229)		(8,229)
Unrealized gains on securities available for sale	(1,926)			(1,926)		(1,926)
Additions:
General loss allowance – investment in DSL
Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (b)	-			-		34,055

Regulatory capital	1,081,771	6.94%		1,081,771	6.94%	1,115,826	13.62%
Well capitalized requirement	233,645	1.50	(c)	778,816	5.00	818,963	10.00	(d)

Excess	$848,126	5.44%		$302,955	1.94%	$296,863	3.62%

(a) In October of 2004, we entered into a definitive agreement to sell approximately 80% of our mortgage servicing rights. For further information, see Note 9 on page 14 of Notes to Consolidated Financial Statements.
(b) Limited to 1.25% of risk-weighted assets.
(c) Represents the minimum requirement for tangible capital, as no “ well capitalized” requirement has been established for this category.
(d) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.21%.
Page 46	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 36.

ITEM 4. – CONTROLS AND PROCEDURES

          As of September 30, 2004, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures are effective in timely alerting them to material information relating to Downey, which is required to be included in Downey’s periodic SEC filings. There has been no significant changes in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

          On July 23, 2004, two former in-store banking employees brought an action against the Bank in Los Angeles Superior Court, Case No. BC318964, entitled “Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also seek class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at the in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. With the Court’s approval, the parties have reached an informal agreement to participate in a mediation in early 2005 and to stay the lawsuit, including discovery, until the completion of the mediation. Based on a review of the current facts and circumstances with retained counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 2 – Changes in Securities and Use of Proceeds

          On July 24, 2002, the Board of Directors of Downey authorized a share repurchase program of up to $50 million of our common stock. On September 27, 2004, the Board of Directors terminated the stock repurchase authorization due to significant asset growth this year. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at our discretion, and were contingent upon our overall financial condition, as well as market conditions in general. There were 114,500 shares repurchased in the current quarter at a weighted average price of $54.24, leaving approximately $32 million unused from the original $50 million authorized under the recently terminated stock repurchase plan.

          Common stock repurchases were as follows:

	Common Stock Repurchased
	Number of	Average	Available
	Shares	Price	Repurchases

Authorized share repurchase program – July 24, 2002	-	$-	$50,000,000
August 2002	212,300	41.04	41,287,128
November 2002	94,000	36.78	37,829,808
August 2004	114,500	54.24	31,619,328

Balance at September 30, 2004 (a)	420,800	$43.68	$0

(a) On September 27, 2004, the Board of Directors teminated the stock repurchase authorization.

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

(B)          Reports on Form 8-K

          1) Form 8-K filed July 19, 2004, with respect to a press release reporting its results of operations during the three and six months ended June 30, 2004.

          2) Form 8-K filed August 13, 2004, with respect to a press release reporting monthly selected financial data for the thirteen months ended July 31, 2004.

          3) Form 8-K filed August 30, 2004, with respect to a press release announcing CEO resignation and new CEO appointment.

          4) Form 8-K filed August 31, 2004, with respect to a press release announcing election of Jane Wolfe to the Board of Directors of both Downey Financial Corp. and Downey Savings and Loan Association, F.A.

          5) Form 8-K filed September 15, 2004, with respect to a press release reporting monthly selected financial data for the thirteen months ended August 31, 2004.

          6) Form 8-K filed September 20, 2004, with respect to a press release reporting the announcement of Thomas E. Prince, Executive Vice President and Chief Financial Officer, to also assume the responsibilities of Chief Operating Officer of both Downey Financial Corp. and Downey Savings and Loan Association, F.A.

          7) Form 8-K filed September 27, 2004, with respect to a press release reporting the announcement that the Board of Directors of Downey Financial Corp. terminated the authorization to repurchase common stock.

Page 49	Navigation Links

AVAILABILITY OF REPORTS

          Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and codes of business conduct and ethics are available free of charge from our internet site, www.downeysavings.com by clicking on “Investor Relations” on our home page and proceeding to “Corporate Governance.” Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and available free of charge under “Corporate Filings” on our “Investor Relations” page.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: November 2, 2004	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: November 2, 2004	Thomas E. Prince
Chief Operating Officer and Chief Financial Officer

Page 50	Navigation Links

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
    Subsequent Events
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
      Subsequent Event
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