Form 10-K
period 2004-12-31
DOWNEY FINANCIAL CORP
filed 2005-03-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-K filing.

Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.
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
Yes ☑   No ☐

          The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates on June 30, 2004, based upon the closing sale price on that date of $53.25, as quoted on the New York Stock Exchange, was $1,121,632,121.

          At February 28, 2005, 27,853,783 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

          Documents Incorporated by Reference:   Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 27, 2005 are incorporated by reference in Part III hereof.

Page i	Navigation Links

Page ii	Navigation Links

PART I

          Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. For additional information concerning these factors, see Factors That May Affect Future Results Of Operations on page 18.

ITEM 1. BUSINESS

GENERAL

          We were incorporated in Delaware on October 21, 1994. On January 23, 1995, after we obtained necessary stockholder and regulatory approvals, we acquired 100% of the issued and outstanding capital stock of Downey Savings and Loan Association ("Bank") and the Bank’s stockholders became holders of our stock. Downey was thereafter funded by the Bank and presently operates as the Bank’s holding company. Our stock is traded on the New York Stock Exchange and Pacific Exchange under the trading symbol "DSL." Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and code of business conduct and ethics are available free of charge from our internet site, www.downeysavings.com by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and available free of charge under "Corporate Filings" on our "Investor Relations" page.

          The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2004, it conducts its business primarily through 169 retail deposit branches, including 93 full-service, in-store branches.

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

Page 1	Navigation Links

that affect the supply of and demand for housing and the availability of funds affect our loan volume, our yields on loans and mortgage-backed securities as well as the valuation of our mortgage servicing rights ("MSRs") associated with the portfolio of loans we service for others.

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

Lending Activities

          Historically, our lending activities have primarily emphasized our origination of first mortgage loans secured by residential properties and retail neighborhood shopping centers. To a lesser extent, our lending activities have emphasized our origination of real estate loans secured by multi-family and commercial properties, including land and other properties with income producing capabilities and consumer loans, primarily home equity loans and home equity lines of credit. In addition, we have provided construction loan financing for single family and multi-family residential properties and commercial retail neighborhood shopping center projects. These construction loan financings have included loans to joint ventures, which were being engaged in by DSL Service Company, a wholly owned subsidiary of the Bank, with other participants. We also originate loans to businesses.

Page 2	Navigation Links

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

          For more information, see Secondary Marketing and Loan Servicing Activities on page 5. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Loans and Mortgage-Backed Securities on page 35.

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

We provide these loans for borrowers to purchase residences or to refinance their existing mortgages and typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgages for our own loan portfolio. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we sell the majority of these loans in the secondary market, rather than hold them in our portfolio. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans are funded with long-term funds to mitigate interest rate risk. In addition, we originate a small volume of fixed rate loans for our own investment, which may not be funded with

Page 3	Navigation Links

long-term funds, if they meet specific yield and other approved guidelines, or to facilitate our sale of real estate acquired in settlement of loans. The average term of these fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity as a result of home sales, refinancings and prepayments. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

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

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which also increases credit risk, as the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. Our loan contracts limit the amount of negative amortization that can occur. Our current practice imposes a limit on the amount of negative amortization on all our loans we originate to 110% of the original loan amount. However, our loan portfolio held for investment does contain loans previously originated with a contract limit of principal plus negative amortization of 125% of the original loan amount. At year-end 2004, loans with the higher 125% limit on negative amortization represented 11% of our adjustable rate one-to-four unit residential portfolio, while those with the 110% limit represented 71%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          During 2004, approximately 88% of our one-to-four unit residential real estate loans were originated or purchased through outside mortgage brokers with the remaining amount originated by our branch managers and residential loan officers. Mortgage brokers do not operate from our offices and are not our employees.

          We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $2 million. Our average loan size, however, is much lower. In 2004, our average loan size was $316,000. We generally make loans with loan-to-value ratios not exceeding 80%. We will make loans with loan-to-value ratios of over 80%, if the borrower obtains private mortgage insurance to reduce the effective loan-to-value ratio to between 67% and 80%, consistent with secondary marketing requirements. In addition, we require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence.

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

Page 4	Navigation Links

lower or better market interest rates and terms. We refer to these lower rated credits, which we characterize as "Alt. A," "A-," "B" and "C" loans, as subprime loans in our loan portfolio. Our subprime loans are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade prime loans or "A" loans. We believe these lower credit rated borrowers represent an opportunity for us to earn a higher net return for the risks we assume. For further information, see Regulatory Capital Requirements on page 11.

          We currently qualify applicants of our adjustable rate mortgages at the higher of the fully-indexed rate or:

  for prime borrowers:
    5.50% for owner occupied; or
    5.75% for non-owner occupied.
  for subprime borrowers:
    6.50% for owner occupied; or
    6.75% for non-owner occupied.

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

          Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale. We calculate gains or losses from our sale as the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize MSRs we acquire through either our purchase or origination of mortgage loans we have sold with servicing rights retained. We allocate the total cost of the mortgage loans sold to both the MSRs and to the mortgage loans without MSRs based on their relative fair values. We disclose our MSRs in our financial statements and include them as a component of the gain on sale of loans. We recognize impairment losses on the MSRs through a valuation allowance and record any associated provision as a component of loan servicing income (loss), net category. For further information, see Note 1 on page 75 and Note 11 on page 91 of Notes to the Consolidated Financial Statements.

          Generally, we use hedging programs to manage the interest rate risk of our secondary marketing activities. For further information, see Asset/Liability Management and Market Risk on page 46.

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

Page 5	Navigation Links

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

          To protect the value of the security for our loan, we require borrowers to maintain casualty insurance for the lesser of the loan amount or replacement cost. In addition, for non-residential loans in excess of $500,000, we require the borrower to obtain comprehensive general liability insurance. All commercial real estate loans we originate must be approved by at least two of our officers, one of whom must be the originating loan account officer and the other a designated officer with appropriate loan approval authority.

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

  construction costs;
  potential delays in construction time;
  market demand; and
  the accuracy of the value of the completed project.

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

          Another source of funds has come from the issuance of debt through public underwritten offerings. This includes junior subordinated debentures issued to Downey Financial Capital Trust I ("Trust"), a wholly owned, special purpose entity, whose sole purpose was to raise money through the sale of capital securities. However, we have since redeemed our junior subordinated debentures and in turn redeemed the capital securities with the proceeds received through the issuance of senior debt.

          For further information, see Borrowings on page 43.

Page 7	Navigation Links

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

Asset/Liability Management

          Savings institutions are affected by interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice on a different basis than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net earnings during periods of rising interest rates. Our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on our net interest income. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination for investment of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on our assets to increase during periods of rising interest rates, although these loans have contractual limitations on the frequency and extent of interest rate adjustments.

          For further information, see Lending Activities on page 2 and Asset/Liability Management and Market Risk on page 46.

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

Page 8	Navigation Links

to engage in joint ventures. The primary revenue sources of our real estate investment activities include net rental income and gains from the sale of real estate investments. The primary expenses of our real estate investment activities are interest expense and general and administrative expense.

          Due to federal law, the Bank is prohibited from making new investments in real estate development and joint venture operations and is required to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, like DSL Service Company, to the extent of 2% of the association’s assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes.

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

EMPLOYEES

          At December 31, 2004, we had 2,446 full-time employees and 621 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

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

Page 9	Navigation Links

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

The Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
  increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;
  required executive certification of financial presentations;
  increased requirements for board audit committees and their members;
  enhanced disclosure of controls and procedures and internal control over financial reporting;
  enhanced controls on, and reporting of, insider trading; and
  statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs.

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

Page 10	Navigation Links

framework of activities in which an institution may engage and is intended primarily to protect the SAIF and our depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and adequate loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC, the Federal Reserve or the Congress, could have a material adverse impact on us, the Bank and our operations.

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

          The Bank also pays, in addition to its normal deposit insurance premium as a member of the SAIF, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2004, this assessment was equal to 0.0146% of insured deposits.

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

          The Bank is not required to meet any individual minimum regulatory capital requirement. At December 31, 2004, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements.

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

Page 11	Navigation Links

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

          Our subprime portfolio, pursuant to our definition, represented 114% of Tier 1 capital as of year-end 2004. The OTS notified us that as of March 31, 2003, we were required to risk weight our subprime residential loans at 75% versus their current 50% risk weighting. This change increased the required regulatory capital associated with our subprime loans by one and one-half times that of prime residential loans.

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

  "well capitalized;"
  "adequately capitalized;"
  "undercapitalized;"
  "significantly undercapitalized;" and
  "critically undercapitalized."

          The regulation uses an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. At December 31, 2004, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

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

Federal Reserve Bank regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

Page 12	Navigation Links

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
    the savings association is in compliance with its capital requirements; and
    the loans comply with applicable loan-to-value requirements.

          At December 31, 2004, the Bank’s loans-to-one-borrower limit was $181 million based upon the 15% of unimpaired capital and surplus measurement, or $301 million for loans secured by readily marketable collateral. The Bank’s largest lending relationship consisted of two loans to a non-related party totaling a commitment of $26 million, of which $16 million had been disbursed as of December 31, 2004.

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

          The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2004, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

Extensions of Credit to Insiders and Transactions with Affiliates

          The Federal Reserve Act and Federal Reserve Bank Regulation O place limitations and conditions on loans or extensions of credit to:

  a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities), any company controlled by any such executive officer, director or shareholder, or any political or campaign committee controlled by such executive officer, director or principal shareholder.

          Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable

Page 13	Navigation Links

features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the Bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the Bank.

          The Bank also is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. Some entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank its affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See Prompt Corrective Action on page 12.

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

USA Patriot Act of 2001

          The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA Patriot Act, financial institutions are subject to

Page 14	Navigation Links

prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

          Under the USA Patriot Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

  the establishment of a customer identification program;
  the development of internal policies, procedures, and controls;
  the designation of a compliance officer;
  an ongoing employee training program; and
  an independent audit function to test the programs.

          The Bank has adopted comprehensive policies and procedures to address the requirements of the USA Patriot Act.

Consumer Protection Laws and Regulations

          The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

          The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." In its last examination for CRA compliance, as of February 25, 2002, the Bank was rated "satisfactory."

          The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

          The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a "substitute check," which is the legal equivalent of an original check. Check 21, effective October 28, 2004, does not require banks to create substitute checks or

Page 15	Navigation Links

accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original.

          The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

          The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

          The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

          The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

          Finally, the Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

Federal Home Loan Bank System

          The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we are required to own a certain amount of capital stock in the FHLB. At December 31, 2004, we were in compliance with the stock requirements.

Federal Reserve System

          The Federal Reserve requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts and non-personal time deposits. These transaction accounts include checking, NOW and Super NOW checking accounts. These reserves may also be used to satisfy the OTS’s liquidity requirements. At December 31, 2004, the Bank was in compliance with these requirements.

Proposed Legislation

          From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, legislation is currently being considered in the U.S. House of Representatives Financial Institutions Subcommittee which would:

  merge the Bank Insurance Fund ("BIF") and the SAIF;

Page 16	Navigation Links
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

Page 17	Navigation Links

The alternative minimum tax applies to the extent that it exceeds the regular income tax liability.

          A corporation that incurs alternative minimum tax generally is entitled to take this tax as a credit against its regular tax liability in later years to the extent that the regular tax liability in these later years exceeds the alternative minimum tax.

State

          The Bank uses California’s financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2004 and 2003.

          The Bank files a California franchise tax return on a combined reporting basis. Additional income and franchise tax returns are filed on a separate-entity basis in various other states.

          The Internal Revenue Service has examined the Bank’s tax returns for all tax years through 2002, while state taxing authorities have reviewed tax returns through 2000. Management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

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

          If interest rates vary substantially from present levels, our results may differ materially from recent levels. Changes in interest rates will influence the growth of loans, investments, deposits and borrowings and affect the rates received on loans and investment securities and paid on deposits and borrowings. Changes in interest rates also affect the value of our recorded MSRs on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. If interest rates were to increase significantly, the economic feasibility of real estate investment activities also could be adversely affected.

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

Page 18	Navigation Links

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

          Because Downey operates as a holding company, changes in the ability of the Bank to pay dividends may adversely affect Downey’s ability to pay dividends and service its debt.

          Although we have been paying regular quarterly dividends to our stockholders and paying interest on our debt, our ability to do so depends to a large extent upon the dividends we receive from the Bank. Dividends paid by the Bank are subject to restrictions under various federal and state banking laws. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us. The Bank’s regulators have the authority to prohibit the Bank or us from engaging in unsafe or unsound practices in conducting our business. As a consequence, the Bank regulators could deem the payment of dividends by the Bank to be an unsafe or unsound practice, depending on the Bank’s financial condition or otherwise, and prohibit such payments. If the Bank were unable to pay dividends to us, we might cease paying debt service and dividends to stockholders until such time that the Bank could again pay us dividends.

Page 19	Navigation Links

ITEM 2. PROPERTIES

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

          At December 31, 2004, we had 165 branches throughout California and four in Arizona. We owned the building and land occupied by 61 of our branches, we owned one branch building on leased land and we had one branch under construction. We operate branches in 107 locations (including 93 in-store locations) with leases or licenses expiring at various dates through September 2014, with options to extend the terms.

          The net book value of our owned branches, including the one on leased land, totaled $84 million at December 31, 2004, and the net book value of our leased branch offices totaled $3 million at December 31, 2004. The net book value of our furniture and fixtures was $9 million at December 31, 2004. We utilize a mainframe computer system and use various internally developed and third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $10 million at December 31, 2004.

          For additional information regarding our offices and equipment, see Note 1 on page 75 and Note 8 on page 90 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          On July 23, 2004, two former in-store banking employees brought an action against the Bank in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also seek class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. With the Court’s approval, the parties have reached an informal agreement to participate in a mediation in March 2005 and to stay the lawsuit, including discovery, until completion of the mediation. Based on a review of the current facts and circumstances with retained counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

          We have been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to stockholders during the fourth quarter of 2004.

Page 20	Navigation Links

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") under the trading symbol "DSL." At February 28, 2005, we had approximately 933 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,853,783 outstanding shares of common stock.

          The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

	2004				2003

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$59.34	$56.18	$54.40	$55.27	$50.15	$48.68	$45.25	$41.41
Low	53.10	50.92	47.50	47.50	45.50	40.19	40.15	37.59
End of period	57.00	54.96	53.25	52.90	49.30	46.73	41.30	39.41

          During 2004, we paid quarterly cash dividends of $0.10 per share, or $0.40 per share annually, compared to quarterly cash dividends of $0.09 per share, or $0.36 per share annually during 2003. Total cash dividends were $11.2 million in 2004 and $10.1 million in 2003. On February 25, 2005, we paid a $0.10 per share quarterly cash dividend, aggregating $2.8 million.

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

          On July 24, 2002, the Board of Directors authorized a share repurchase program of up to $50 million of our common stock. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at our discretion, and were contingent upon our overall financial condition, as well as market conditions in general. On September 27, 2004, the Board of Directors terminated the stock repurchase authorization due to significant asset growth this year. A total of 420,800 shares of our common stock were repurchased at an aggregate cost of $43.68 per share. During 2004, 39,561 shares of treasury stock were reissued below cost upon the exercise of Downey stock options at an average exercise price of $21.32.

          Common stock repurchases were as follows:

	Common Stock
	Number of	Average	Available
	Shares	Price	Repurchases

Authorized share repurchase program – July 24, 2002	-	$-	$50,000,000
August 2002	212,300	41.04	41,287,128
November 2002	94,000	36.78	37,829,808
August 2004	114,500	54.24	31,619,328

Balance (a)	420,800	$43.68	$-

(a) On September 27, 2004, the Board of Directors terminated the stock repurchase authorization.

Page 21	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2004	2003	2002	2001	2000

Income statement data
Total interest income	$567,710	$522,450	$633,038	$808,381	$784,360
Total interest expense	249,823	233,837	318,012	503,183	522,257

Net interest income	317,887	288,613	315,026	305,198	262,103
Provision for (reduction of) loan losses	2,895	(3,718)	939	2,564	3,251

Net interest income after provision for
(reduction of) loan losses	314,992	292,331	314,087	302,634	258,852

Other income, net:
Loan and deposit related fees	60,539	53,076	47,220	50,486	30,089
Real estate and joint ventures held for investment, net	13,902	9,835	10,250	3,885	8,798
Secondary marketing activities:
Loan servicing loss, net	(19,225)	(27,060)	(39,629)	(11,373)	(3,628)
Net gains on sales of loans and mortgage-backed
securities	54,443	61,436	45,860	22,432	3,297
Net gains on sales of mortgage servicing rights	616	23	331	934	-
Net losses on trading securities	-	(10,449)	-	-	-
Net gains (losses) on sales of investment securities	(16,103)	8	219	329	(106)
Gain on sale of subsidiary (a)	-	-	-	-	9,762
Litigation award	-	2,851	-	-	-
Loss on extinguishment of debt	(4,111)	-	-	-	-
Other	1,324	1,222	2,803	2,215	2,714

Total other income, net	91,385	90,942	67,054	68,908	50,926

Operating expense:
General and administrative expense	229,766	207,999	186,644	162,496	136,189
Net operation of real estate acquired in settlement of
loans	(256)	(929)	11	239	818
Amortization of excess cost over fair value of branch
acquisitions (b)	-	-	-	457	462

Total operating expense	229,510	207,070	186,655	163,192	137,469
Net income (a)	$107,662	$101,741	$112,293	$120,181	$99,251

Per share data
Earnings per share—Basic (a)	$3.86	$3.64	$3.99	$4.26	$3.52
Earnings per share—Diluted (a)	3.85	3.64	3.99	4.25	3.51
Book value per share at end of period	36.18	32.83	29.47	26.01	22.15
Stock price at end of period	57.00	49.30	39.00	41.25	55.00
Cash dividends paid	0.40	0.36	0.36	0.36	0.36

Selected financial ratios
Effective interest rate spread	2.34%	2.61%	2.91%	2.91%	2.65%
Efficiency ratio (c)	57.52	56.70	50.23	43.93	46.23
Return on average assets (a)	0.77	0.89	1.00	1.11	0.97
Return on average equity (a)	11.37	11.65	14.42	17.81	17.17
Dividend payout ratio	10.38	9.88	9.02	8.45	10.22

Loan activity
Loans originated	$15,399,403	$10,548,675	$10,445,978	$8,128,285	$5,217,421
Loans and mortgage-backed securities purchased	305,477	706,949	1,497,645	216,214	19,775
Loans and mortgage-backed securities sold	6,886,502	6,581,856	7,103,861	4,553,944	1,662,600

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
(c) The amount of general and administrative expense expressed as a percentage of net interest income plus other income, excluding income associated with real estate held for investment, loss on extinguishment of debt and litigation award.

Page 22	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

(Dollars in Thousands, Except Per Share Data)	2004	2003	2002	2001	2000

Balance sheet summary (end of period)
Total assets	$15,648,808	$11,645,980	$11,981,878	$11,108,757	$10,897,590
Loans and mortgage-backed securities	14,542,778	10,396,510	10,976,942	10,132,413	10,084,353
Investments, cash and cash equivalents	616,511	803,514	590,092	551,823	439,968
Deposits	9,657,978	8,293,758	9,238,350	8,619,566	8,082,689
Borrowings	4,757,546	2,253,022	1,747,795	1,646,423	2,102,283
Stockholders’ equity	1,007,651	917,018	823,104	733,896	624,636
Loans serviced for others	6,672,984	9,313,948	8,316,236	5,805,811	3,964,462

Average balance sheet data
Assets	$13,971,819	$11,458,956	$11,234,112	$10,854,441	$10,221,129
Loans	12,791,590	10,445,684	10,336,951	10,033,155	9,514,978
Deposits	9,097,861	8,787,851	8,768,204	8,701,424	7,290,850
Stockholders’ equity	947,153	873,051	778,463	674,972	577,979

Capital ratios
Average stockholders’ equity to average assets	6.78%	7.62%	6.93%	6.22%	5.65%
Bank only—end of period: (a)
Core and tangible capital	7.09	7.96	6.92	7.10	6.42
Risk-based capital	13.71	15.55	14.08	14.53	12.94

Selected asset quality data (end of period)
Total non-performing assets	$34,189	$48,631	$79,814	$92,632	$54,974
Non-performing assets as a percentage of total assets	0.22%	0.42%	0.67%	0.83%	0.50%
Allowance for loan losses:
Amount	$34,714	$30,330	$34,999	$36,120	$34,452
As a percentage of non-performing loans	109.74%	70.82%	51.89%	46.76%	76.63%

(a) For more information regarding these ratios, see Regulatory Capital Compliance on page 63.

Page 23	Navigation Links

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. For additional information concerning these factors, see Factors That May Affect Future Results Of Operations on page 18.

OVERVIEW

          Our net income for 2004 totaled $107.7 million or $3.85 per share on a diluted basis, up 6% from last year’s $101.7 million or $3.64 per share. A key contributor to the increase between years was a lower effective tax rate, due to a $5.6 million reduction in current year federal income tax expense associated with the settlement of prior-year tax returns.

          Pre-tax income was little changed between years, up $0.7 million, primarily reflecting:

  a $29.3 million or 10% increase in net interest income due to growth in average interest-earning assets;
  a $7.8 million improvement in loan servicing activities;
  a $7.5 million increase in loan and deposit related fees; and
  a $4.1 million increase in income from real estate and joint ventures held for investment due to higher gains from sales.

Those favorable pre-tax items were partially offset by:

  a $21.8 million or 10% increase in general and administrative expense;
  a $7.0 million decline in net gains on sales of loans and mortgage-backed securities due primarily to a lower gain per dollar of loan sold;
  a $6.6 million unfavorable change in our provision for loan losses primarily reflecting growth in our loan portfolio;
  a $5.7 million unfavorable change associated with securities gains/losses, virtually all of which related to a partial economic hedge against value changes of mortgage servicing rights ("MSRs"); and
  a $4.1 million loss on extinguishment of debt, which represented the recognition in 2004 of deferred issuance costs associated with the redemption of $124 million of 10% junior subordinated debentures prior to their maturity and redemption of the related capital securities. This debt was replaced with lower cost senior debt of approximately $75 million more than the amount required to repay the debentures.

          For 2004, our return on average assets was 0.77% and our return on average equity was 11.37%. These compare to our 2003 returns of 0.89% on average assets and 11.65% on average equity.

          Our loan originations, including purchases, increased from $11.3 billion in 2003 to a record $15.7 billion in 2004, of which $6.8 billion were originated for sale in the secondary market. Of the 2004 total, $8.3 billion represented originations of single family loans for portfolio, of which $828 million were subprime credits. In addition to single family loans, we originated $629 million of other loans during the year, including $528 million of home equity lines of credit.

Page 24	Navigation Links

          Our assets increased $4.0 billion or 34% during 2004 to $15.6 billion at year end, following a 3% decline during 2003. The increase was primarily in loans held for investment, as originations outpaced payoffs and the fourth quarter sale of approximately $1 billion of our single family loans on a servicing released basis. The loans sold were seasoned adjustable rate mortgages tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA"). Prior to the end of the first quarter of 2005, we expect to replace the MTA loans sold and to meet our previously stated objective of managing balance sheet growth in line with the growth of retained earnings. We expect to replace these MTA loans with higher yielding loans to achieve a breakeven point for lost interest income in the second quarter of 2005 when considering the 2004 fourth quarter gain from this loan sale.

          Additionally, in the fourth quarter of 2004, we sold approximately 80% of our MSRs on loans we service for others. Those sales are expected to reduce our earnings volatility, since the amount of MSRs we now own is significantly lower. Given that reduced volatility, we also sold securities that we had purchased as a partial economic hedge against future value changes in our MSRs.

          Deposits increased $1.4 billion or 16% during 2004 to a year-end level of $9.7 billion, following a 10% decline during 2003. Borrowings increased $2.5 billion or 111% to a year-end level of $4.8 billion, following a 29% increase in 2003. In June 2004, we issued $200 million 6.5% 10-year senior notes. On July 23, 2004, we used a portion of the net proceeds from the senior notes to redeem, in whole, our 10.0% junior subordinated debentures before maturity at a price of 100% of principal amount plus accrued and unpaid interest and contemporaneously redeemed all the outstanding capital securities and common securities issued by Downey Financial Capital Trust I, a wholly owned special purpose entity. In connection with our redemption of the capital securities, we incurred in the current year a pre-tax charge of $4.1 million. This charge represented the recognition of the remaining unamortized issuance cost for the capital securities. That charge, however, will be offset within a year due to the lower interest rate being paid on the funds that were used to redeem the capital securities. The remaining net proceeds from the senior notes as well as other cash at the holding company was used during the year to make a $117 million equity contribution into Downey Savings and Loan Association, F.A. (the "Bank") to support our asset growth.

          Non-performing assets totaled $34 million at December 31, 2004, down from $49 million a year ago. The decrease was due primarily to a decline in our residential non-performers. When measured as a percentage of total assets, our non-performing assets dropped to 0.22% at year-end 2004 from 0.42% at year-end 2003.

          At December 31, 2004, the Bank exceeded all regulatory capital tests, with capital-to-asset ratios of 7.09% for both tangible and core capital and 13.71% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Insurance of Deposit Accounts on page 11, Investments in Real Estate and Joint Ventures on page 40 and Regulatory Capital Compliance on page 63.

Critical Accounting Policies

          We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements beginning on page 75. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

Page 25	Navigation Links

          We believe the following are critical accounting policies that require the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At December 31, 2004, an asset was recorded for interest rate lock derivatives of $2 million, compared to the prior year-end asset balance of $0.1 million. For further information, see Interest Rate Lock Derivatives on page 64 and Note 1 on page 75 and Note 23 on page 102 of Notes to the Consolidated Financial Statements.
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses in the portfolios. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to loans over $5 million, we evaluate the loans on an individual basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans, unless an individual loan or borrower relationship warrants separate analysis. This allowance is determined by applying against asset balances the associated factors for each major asset type that consider past loss experience and asset duration or loss statistics against current classified asset balances. At December 31, 2004, the allowance totaled $36 million, compared to the prior year-end allowances of $32 million. For further information, see Allowance for Losses on Loans and Real Estate on page 55 and Note 1 of Notes to the Consolidated Financial Statements on page 75.
  The valuation of MSRs. The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans, which include fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%) and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At December 31, 2004, the MSR valuation allowance totaled $3 million, compared to the prior year-end allowance of $13 million. For further information, see Note 1 on page 75 and Note 11 on page 91 of Notes to the Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and of MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. At December 31, 2004, the reserves were $7 million, compared to reserves of less than $1 million at December 31, 2003. For further information, see Secondary Marketing Activities on page 31, Note 1 on page 75 and Note 11 on page 91 of Notes to the Consolidated Financial Statements.

Page 26	Navigation Links

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

          Our net interest income totaled $317.9 million in 2004, up $29.3 million or 10.1% from 2003 and $2.9 million or 0.9% from 2002. The improvement during 2004 reflected higher average interest-earning assets which increased by $2.5 billion or 22.7% to $13.6 billion. Our effective interest rate spread averaged 2.34% in 2004, down from 2.61% in 2003 and 2.91% in 2002. The decline in 2004 was due to our yield on interest-earning assets declining more rapidly than our cost of funds. Although the market indices to which our adjustable rate loans are tied began to rise in mid-2004, on average they were lower in 2004 than 2003. Lower indices along with our positive interest rate gap (i.e., more interest-earning assets reprice to market interest rates within one year than do interest-bearing liabilities) were the primary contributors to our more rapid decline in our yield on interest-earning assets. In addition, the decline in our effective interest rate spread also reflected a higher proportion of lower yielding adjustable rate mortgages tied to MTA that had lower fully-indexed yields than those tied to the FHLB Eleventh District Cost of Funds Index ("COFI") and a lower percentage of higher yielding subprime loans. During the fourth quarter of 2004, we sold approximately $1 billion of MTA loans. While the sale temporarily results in assets growing more slowly than growth in retained earnings, we expect asset growth to be more in line with the growth in retained earnings and we expect to replace the MTA loans that were sold by the end of the first quarter of 2005. Initially, the sale will reduce net interest income until the loans are replaced. However, it is expected a breakeven point for the lost net interest income will occur by mid-year 2005, when considering the gain from this sale. After mid-2005, overall profits should be enhanced from the higher yielding loans.

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

Page 27	Navigation Links

	2004			2003			2002

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$12,791,590	$540,138	4.22%	$10,445,684	$504,480	4.83%	$10,336,951	$612,762	5.93%
Mortgage-backed securities	322	12	3.73	1,714	61	3.56	76,250	3,637	4.77
Investment and trading securities (a)	770,190	27,560	3.58	608,256	17,909	2.94	420,142	16,639	3.96

Total interest-earning assets	13,562,102	567,710	4.19	11,055,654	522,450	4.73	10,833,343	633,038	5.84
Non-interest-earning assets	409,717			403,302			400,769

Total assets	$13,971,819			$11,458,956			$11,234,112

Transaction accounts:
Non-interest-bearing checking	$503,432	$-	-%	$415,995	$-	-%	$306,890	$-	-%
Interest-bearing checking (b)	537,295	2,007	0.37	446,582	1,164	0.26	421,590	1,391	0.33
Money market	146,806	1,539	1.05	131,134	1,485	1.13	113,862	1,929	1.69
Regular passbook	3,528,345	38,458	1.09	3,958,567	53,109	1.34	3,042,839	69,113	2.27

Total transaction accounts	4,715,878	42,004	0.89	4,952,278	55,758	1.13	3,885,181	72,433	1.86
Certificates of deposit	4,381,983	110,254	2.52	3,835,573	106,067	2.77	4,883,023	172,108	3.52

Total deposits	9,097,861	152,258	1.67	8,787,851	161,825	1.84	8,768,204	244,541	2.79
FHLB advances and other borrowings (c)	3,555,454	83,651	2.35	1,492,034	59,477	3.99	1,410,762	60,936	4.32
Senior notes and junior subordinated
debentures (d)	172,571	13,914	8.06	123,711	12,535	10.13	123,711	12,535	10.13

Total deposits and borrowings	12,825,886	249,823	1.95	10,403,596	233,837	2.25	10,302,677	318,012	3.09
Other liabilities	198,780			182,309			152,972
Stockholders’ equity	947,153			873,051			778,463

Total liabilities and stockholders’ equity	$13,971,819			$11,458,956			$11,234,112

Net interest income/interest rate spread		$317,887	2.24%		$288,613	2.48%		$315,026	2.75%
Excess of interest-earning assets over
deposits and borrowings	$736,216			$652,058			$530,666
Effective interest rate spread			2.34			2.61			2.91

(a) Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(b) Included amounts swept into money market deposit accounts.
(c) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(d) In June 2004, we issued $200 million of 6.5% 10-year senior notes. In July 2004, we redeemed our junior subordinated debentures before their maturity.

Page 28	Navigation Links

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

	2004 Versus 2003				2003 Versus 2002
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$113,297	$(63,400)	$(14,239)	$35,658	$6,446	$(113,534)	$(1,194)	$(108,282)
Mortgage-backed securities	(50)	3	(2)	(49)	(3,556)	(923)	903	(3,576)
Investment and trading securities	4,768	3,856	1,027	9,651	7,450	(4,269)	(1,911)	1,270

Change in interest income	118,015	(59,541)	(13,214)	45,260	10,340	(118,726)	(2,202)	(110,588)

Interest expense:
Transaction accounts:
Interest-bearing checking	236	505	102	843	82	(292)	(17)	(227)
Money market	177	(110)	(13)	54	293	(640)	(97)	(444)
Regular passbook	(5,772)	(9,962)	1,083	(14,651)	20,798	(28,289)	(8,513)	(16,004)

Total transaction accounts	(5,359)	(9,567)	1,172	(13,754)	21,173	(29,221)	(8,627)	(16,675)
Certificates of deposit	15,110	(9,561)	(1,362)	4,187	(36,919)	(37,075)	7,953	(66,041)

Total interest-bearing deposits	9,751	(19,128)	(190)	(9,567)	(15,746)	(66,296)	(674)	(82,716)
FHLB advances and other
borrowings	82,137	(24,193)	(33,770)	24,174	3,403	(4,770)	(92)	(1,459)
Senior notes and junior
subordinated debentures	4,954	(2,563)	(1,012)	1,379	-	-	-	-

Change in interest expense	96,842	(45,884)	(34,972)	15,986	(12,343)	(71,066)	(766)	(84,175)

Change in net interest income	$21,173	$(13,657)	$21,758	$29,274	$22,683	$(47,660)	$(1,436)	$(26,413)

Provision for Loan Losses

          During 2004, provision for loan losses totaled $2.9 million, compared to a $3.7 million reversal in 2003 and an expense of $0.9 million in 2002. The current year provision for loan losses was due to growth in our loan portfolio.

          For further information, see Allowance for Losses on Loans and Real Estate on page 55.

Other Income

          Our total other income was $91.4 million in 2004, up from $90.9 million in 2003 and $67.1 million in 2002. The $0.4 million increase from 2003 primarily reflected:

  a $7.8 million improvement in loan servicing activities;
  a $7.5 million increase in loan and deposit related fees; and
  a $4.1 million increase in income from real estate and joint ventures held for investment due to higher gains from sales.

Page 29	Navigation Links

Those favorable items were partially offset by:

  a $7.0 million decline in net gains on sales of loans and mortgage-backed securities due primarily to a lower gain per dollar of loan sold;
  a $5.7 million unfavorable change associated with securities gains/losses, virtually all of which related to a partial economic hedge against value changes of MSRs;
  a $4.1 million loss on extinguishment of debt, which represented the recognition in 2004 of deferred issuance costs associated with the redemption of $124 million of 10% junior subordinated debentures prior to their maturity and redemption of the related capital securities. This debt was replaced with lower cost senior debt; and
  a $2.9 million decline in income from a litigation award recorded in 2003.

          Total other income increased $23.9 million during 2003 due primarily to a $15.6 million increase from gains on sales of loans, a $12.6 million improvement in loan servicing activities, a $5.9 million increase in loan and deposit related fees and a $2.9 million litigation award. These favorable items were partially offset by a $10.4 million loss from trading securities and a $1.6 million decline in our other income category.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $60.5 million in 2004, up $7.5 million from 2003 and $13.3 million from 2002. During 2004, our loan related fees increased $4.9 million due to higher loan prepayment fees and our deposit related fees increased $2.6 million, due primarily to higher fees from our checking accounts.

          The following table presents a breakdown of loan and deposit related fees during the years indicated.

(In Thousands)	2004	2003	2002

Loan related fees:
Prepayment fees	$23,608	$16,780	$15,999
Other fees	8,542	10,479	9,258
Deposit related fees:
Automated teller machine fees	9,503	8,925	7,328
Other fees	18,886	16,892	14,635

Total loan and deposit related fees	$60,539	$53,076	$47,220

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $13.9 million in 2004, up $4.1 million from 2003 and $3.7 million from 2002. The current year increase was primarily attributed to a $4.0 million increase in gains from sales to $11.2 million (a $2.3 million increase in gains from sales of wholly owned real estate and a $1.7 million increase in gains related to joint venture projects reported within equity in net income from joint ventures).

          The table below sets forth the key components comprising our income from real estate and joint venture operations during the years indicated.

(In Thousands)	2004	2003	2002

Rental operations, net of expenses	$1,014	$1,213	$2,102
Net gains on sales of wholly owned real estate	5,657	3,317	1,200
Equity in net income from joint ventures	5,655	4,379	5,476
Interest from joint venture advances	1,576	1,454	1,024
(Provision for) reduction of losses on real estate and joint ventures	-	(528)	448

Total income from real estate and joint ventures held for investment, net	$13,902	$9,835	$10,250

          For additional information, see Investments in Real Estate and Joint Ventures on page 40, Allowance for Losses on Loans and Real Estate on page 55 and Note 6 of Notes to Consolidated Financial Statements on page 87.

Page 30	Navigation Links

Secondary Marketing Activities

          We recorded a loss of $19.2 million in loan servicing from our portfolio of loans serviced for others during 2004, which was an improvement of $7.8 million from 2003 and $20.4 from 2002. Contributing to the improvement in 2004 were declines of $7.0 million in the amortization of MSRs and $6.0 million in payoff and curtailment interest cost, both of which were impacted by lower prepayments. Most of our loan servicing agreements require us to pay interest to the investor for an entire month, even if the loan we service for others prepays prior to the end of a month. That additional interest cost is what we call payoff and curtailment interest cost. However, we benefit from the use of those proceeds from the time of repayment until we are required to remit the funds to the investor. That benefit results in an increase to our net interest income. In each of the three years, the fair value of our MSRs declined due to the drop in long-term interest rates that resulted in an increase in the actual and projected rate loans we service for others prepay, thereby shortening their expected average life. Those declines in the fair value required us to record a provision for impairment in each year. In 2004, the addition totaled $16.8 million, up $4.9 million from 2003, partially offsetting the improvement in other components of our loan servicing activities. During the fourth quarter of 2004, we sold approximately 80% of our MSRs. We believe those sales should reduce our earnings volatility, since the amount of MSRs we now own is significantly lower. At December 31, 2004, loans we service with capitalized MSRs totaled $2.1 billion, down from $9.3 billion at December 31, 2003 and $8.1 billion at December 31, 2002. In addition to the $2.1 billion of loans we serviced for others with capitalized MSRs at December 31, 2004, we serviced $4.5 billion of loans on a sub-servicing basis for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month from the owner of the MSRs.

          The following table presents a breakdown of the components of our loan servicing loss for the years indicated.

(In Thousands)	2004	2003	2002

Net cash servicing fees	$20,945	$21,215	$16,536
Payoff and curtailment interest cost (a)	(5,631)	(11,611)	(5,117)
Amortization of mortgage servicing rights	(17,789)	(24,774)	(14,435)
Provision for impairment of mortgage servicing rights	(16,750)	(11,890)	(36,613)

Total loan servicing loss, net	$(19,225)	$(27,060)	$(39,629)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          Sales of loans and mortgage-backed securities we originated increased in 2004 to a record $6.9 billion, up from $6.6 billion in 2003 and $6.0 billion in 2002. Net gains associated with these sales totaled $54.4 million in 2004, down from $61.4 million in 2003, but up from $45.9 million in 2002. Included in these gains was the SFAS 133 impact of valuing derivatives associated with the sale of loans, for which we recorded a loss of $2.4 million in 2004 and $0.9 million in 2003, compared to income of $6.1 million in 2002. Excluding the SFAS 133 impact, a gain of $56.8 million or 0.82% of loans sold was realized in 2004, down from 0.95% in 2003, but up from 0.66% in 2002. Net gains included capitalized MSRs of $32.0 million in 2004, compared to $61.1 million in 2003 and $53.2 million in 2002.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the years indicated.

(In Thousands)	2004	2003	2002

Mortgage servicing rights	$31,991	$61,110	$53,236
All other components excluding SFAS 133 (a)	24,817	1,264	(13,474)
SFAS 133	(2,365)	(938)	6,098

Total net gains on sales of loans and mortgage-backed securities	$54,443	$61,436	$45,860

Secondary marketing gain excluding SFAS 133 as a percentage of
associated sales	0.82%	0.95%	0.66%

(a) Included a $0.3 million gain in 2002 associated with the treasury operation’s sale of $1.0 billion of mortgage-backed securities.

          For additional information concerning MSRs, see Note 11 of Notes to Consolidated Financial Statements on page 91.

Page 31	Navigation Links

Securities Available for Sale and Trading Securities

          In both 2004 and 2003, we purchased and sold securities as a partial economic hedge against value changes in our MSRs. In 2004, the securities were classified as available for sale, while in 2003 they were classified as trading securities. Losses from the sales in 2004 totaled $16.1 million, a $5.7 million unfavorable change from the loss in 2003. No securities were held as a partial economic hedge at year-end 2004 due to the sale of approximately 80% of our MSRs.

Operating Expense

          Our operating expense totaled $229.5 million in 2004, up from $207.1 million in 2003 and $186.7 million in 2002. The current year increase was due to higher general and administrative expense, which increased by $21.8 million or 10.5%. That increase was primarily associated with a rise of $13.6 million or 10.1% in salaries and related costs and a $5.2 million increase in our other general and administrative expense category, which included an accrual for pending litigation. For further information, see Item 3. Legal Proceedings on page 20.

          The following table presents a breakdown of key components comprising operating expense during the years indicated.

(In Thousands)	2004	2003	2002

Salaries and related costs	$148,221	$134,610	$119,514
Premises and equipment costs	33,980	32,261	30,694
Advertising expense	5,525	3,712	4,418
SAIF insurance premiums and regulatory assessments	3,151	3,205	3,078
Professional fees	1,828	2,383	1,435
Other general and administrative expense	37,061	31,828	27,505

Total general and administrative expense	229,766	207,999	186,644
Net operation of real estate acquired in settlement of loans	(256)	(929)	11

Total operating expense	$229,510	$207,070	$186,655

Provision for Income Taxes

          Our effective tax rate was 39.1% for 2004, down from 42.3% for both 2003 and 2002. The decline in the effective tax rate reflects a reduction to federal tax expense of $5.6 million during the year from the settlement of prior year tax return issues. See Note 1 on page 75 and Note 19 on page 96 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For a description of these business segments and the accounting policies used, see Business on page 1 and Note 1 on page 75 and Note 25 on page 109 of Notes to Consolidated Financial Statements.

          The following table presents by business segment our net income for the years indicated.

(In Thousands)	2004	2003	2002

Banking net income	$99,478	$95,459	$106,074
Real estate investment net income	8,184	6,282	6,219

Total net income	$107,662	$101,741	$112,293

Page 32	Navigation Links

Banking

          Net income from our banking operations totaled $99.5 million in 2004, up from $95.5 million in 2003, but down from $106.1 million in 2002. Contributing to the increase between 2004 and 2003 was a lower effective tax rate, due to a $5.6 million reduction in the current year federal income tax expense associated with the settlement of prior-year tax returns. Pre-tax income declined $2.6 million in 2004 primarily due to the following:

  a $22.1 million increase in operating expense;
  a $7.0 million decline in net gains on sales of loans and mortgage-backed securities due primarily to a lower gain per dollar of loan sold;
  a $6.6 million unfavorable change in our provision for loan losses primarily reflecting growth in our loan portfolio;
  a $5.7 million unfavorable change associated with securities gains/losses, virtually all of which related to a partial economic hedge against value changes of MSRs;
  a $4.1 million loss on extinguishment of debt, which represented the recognition in 2004 of deferred issuance costs associated with the redemption of $124 million of 10% junior subordinated debentures prior to their maturity and the redemption of the related capital securities. This debt was replaced with lower cost senior debt; and
  a $2.9 million decline in income from a litigation award recorded in 2003.

Those unfavorable items were partially offset by the following:

  a $29.4 million increase in net interest income reflecting growth in average interest-earning assets;
  a $8.1 million increase in loan and deposit related fees; and
  a $7.8 million improvement in loan servicing activities.

          During 2003, net income from our banking operations declined $10.6 million. The decrease was primarily due to a $26.2 million decline in net interest income, a $20.3 million increase in operating expense and a $10.4 million loss from trading securities. These unfavorable items were partially offset by a $15.6 million increase in net gains on sales of loans, a $12.6 million improvement in loan servicing activities, a $5.2 million increase in loan and deposit related fees, a $4.7 million improvement in provision for loan losses and a $2.9 million litigation award.

          The table below sets forth banking operational results and selected financial data for the years indicated.

(In Thousands)	2004	2003	2002

Net interest income	$318,178	$288,740	$314,981
Provision for (reduction of) loan losses	2,895	(3,718)	939
Other income	76,144	79,084	55,423
Operating expense	228,280	206,142	185,859
Net intercompany income (expense)	(148)	169	343

Income before income taxes	162,999	165,569	183,949
Income taxes	63,521	70,110	77,875

Net income	$99,478	$95,459	$106,074

At period end
Assets:
Loans and mortgage-backed securities	$14,542,778	$10,396,510	$10,976,942
Other	1,097,534	1,237,858	999,197

Total assets	15,640,312	11,634,368	11,976,139

Equity	$1,007,651	$917,018	$823,104

Page 33	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $8.2 million in 2004, up from $6.3 million in 2003 and $6.2 million in 2002. The increase during 2004 was primarily due to a $4.0 million increase from gains on sales.

          During 2003, net income from our real estate investment operations was virtually unchanged from 2002 primarily due to higher gains from sales and interest from joint ventures being offset by an unfavorable change in provision for losses on real estate and joint ventures and lower net rental income.

          The table below sets forth real estate investment operational results and selected financial data for the years indicated.

(In Thousands)	2004	2003	2002

Net interest income (expense)	$(291)	$(127)	$45
Other income	15,241	11,858	11,631
Operating expense	1,230	928	796
Net intercompany income (expense)	148	(169)	(343)

Income before income taxes	13,868	10,634	10,537
Income taxes	5,684	4,352	4,318

Net income	$8,184	$6,282	$6,219

At period end
Assets:
Investments in real estate and joint ventures	$55,411	$35,716	$33,890
Other	18,776	3,503	14,174

Total assets	74,187	39,219	48,064

Equity	$65,691	$27,607	$42,325

          For a further discussion regarding income from real estate investment, see Real Estate and Joint Ventures Held For Investment on page 30, and for information regarding related assets, see Investments in Real Estate and Joint Ventures on page 40.

Page 34	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $4.1 billion or 39.9% from year-end 2003 to a total of $14.5 billion or 92.9% of total assets at December 31, 2004. The increase occurred in both loans held for investment and loans held for sale. Loans held for investment increased $3.3 billion, as portfolio originations exceeded repayments and a reduction due to a sale, and loans held for sale increased $839 million.

          Our loan originations, including loans purchased, totaled a record $15.7 billion in 2004, up from $11.3 billion in 2003 and $10.9 billion in 2002. This current year increase primarily reflected record originations of one-to-four unit residential loans of $15.1 billion, of which $8.3 billion or 55% were for portfolio, with the balance for sale in the secondary market. Our origination of subprime loans totaled $828 million in 2004, up from $318 million in 2003. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment was 39% during 2004, compared to 51% during 2003 and 39% during 2002. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 78% of originations during 2004 compared to 83% during 2003 and 78% during 2002. Refinancing activities increased from $9.1 billion in 2003 to $11.7 billion in 2004, as a lower interest rate environment existed throughout most of the year.

          We originate one-to-four unit residential adjustable rate mortgages both with and without loan origination fees. In adjustable rate mortgage transactions for which we charge no origination fees, we receive a larger interest margin over the rate index to which the loan pricing is tied than in those for which we charge fees. In addition, a prepayment fee on loans with no origination fees is generally required if prepaid within the first three years. These loans generally result in deferrable loan origination costs exceeding loan origination fees.

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $8.3 billion in 2004, up from $4.6 billion in 2003 and $4.4 billion in 2002. Of the 2004 total:

  90% were monthly adjustable loans tied to either the COFI or MTA index and generally provide for negative amortization. Loans tied to COFI represented 80% of monthly adjustable originations, while MTA-related loans represented the difference. This is in contrast to 2003 when MTA-related loans represented 62% and COFI-related represented 38%; and
  8% were adjustable loans tied to London Inter-Bank Offered Rate ("LIBOR") that typically adjust every six months.

          The following table sets forth loans originated, including purchases, for investment and for sale during the years indicated.

(In Thousands)	2004	2003	2002	2001	2000

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$5,995,317	$1,077,726	$2,264,065	$2,041,962	$3,179,126
MTA	1,505,413	1,795,628	890,814	169,909	17,040
LIBOR	667,227	405,080	3,903	12,683	6,254
Adjustable – fixed for 3-5 years	124,008	1,353,320	1,288,389	978,713	37,366
Fixed	482	22,647	40,375	21,199	14,661

Total residential one-to-four units	8,292,447	4,654,401	4,487,546	3,224,466	3,254,447
Other	628,715	377,355	269,407	180,498	253,529

Total for investment portfolio	8,921,162	5,031,756	4,756,953	3,404,964	3,507,976
Sale portfolio(a)	6,783,718	6,223,868	6,172,572	4,823,938	1,729,220

Total for investment and sale portfolios	$15,704,880	$11,255,624	$10,929,525	$8,228,902	$5,237,196

(a)Primarily residential one-to-four unit loans.

          At December 31, 2004, $11.3 billion of our one-to-four unit adjustable rate mortgages were subject to negative amortization, of which $37 million represented the amount of negative amortization included in the loan

Page 35	Navigation Links

balance. The amount of negative amortization declined $11 million during 2004 as borrowers paid off loans or repaid previously capitalized interest. For further information, see Residential Real Estate Lending on page 3.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$8,461,835	72%	$4,819,852	61%	$6,831,649	85%	$7,244,336	92%	$8,096,156	92%
MTA	2,224,130	19	2,503,336	32	1,090,646	13	612,867	8	635,503	7
LIBOR	908,596	8	403,450	5	25,296	-	37,254	-	50,126	1
Other, primarily CMT	119,475	1	185,437	2	136,230	2	4,248	-	5,734	-

Total adjustable loans (a)	$11,714,036	100%	$7,912,075	100%	$8,083,821	100%	$7,898,705	100%	$8,787,519	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          Origination of loans secured by multi-family properties, including loans purchased, totaled $22 million in 2004, down from $85 million in 2003, but up from $3 million in 2002. Our origination of commercial real estate loans, including loans purchased, totaled $10 million in 2004, up from $4 million in 2003 and $1 million in 2002.

          During 2004, we originated $37 million of construction loans, principally for entry level and first time move-up residential tracts. This compares to $80 million in 2003 and $124 million in 2002. Our origination of land development loans totaled $28 million in 2004, compared to $20 million in 2003 and $56 million in 2002.

          Origination of non-mortgage commercial loans totaled $1 million in 2004, down from $3 million in 2003 and $14 million in 2002.

          As we entered the fourth quarter of 2004, we decided to slow our asset growth to maintain a strong capital position and to manage asset growth more in line with the growth in our retained earnings. In November, we sold approximately $1 billion of our residential one-to-four unit loans on a servicing released basis leaving $12.8 billion in our portfolio held for investment. The loans sold were seasoned adjustable rate mortgages tied to MTA that we expect to replace with higher yielding adjustable rate product. While this sale temporarily resulted in assets growing more slowly than the growth of our retained earnings, we expect to replace the MTA loans sold and to achieve more comparable growth in assets and retained earnings before the end of first quarter 2005. Initially, the sale will result in a reduction of net interest income until the loans are replaced. However, we expect a breakeven point for the lost net interest income to occur within approximately six months following the sale date, when considering the 2004 fourth quarter gain from this loan sale. After the initial approximate six month period, overall profits should be enhanced from the higher yielding loans. We will continue to originate significant volumes of adjustable rate mortgages to the extent we can profitably sell the amount in excess of our balance sheet needs in the secondary market.

          At December 31, 2004, our unfunded loan application pipeline totaled $3.0 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, excluding expected fallout, of $1.2 billion, of which $476 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $412 million and loans in process of $46 million. We believe our current sources of funds will enable us to meet these obligations.

Page 36	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the years indicated.

(In Thousands)	2004	2003	2002	2001	2000

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$7,125,626	$2,958,976	$2,648,302	$1,800,777	$2,798,592
Adjustable – subprime	805,138	301,938	466,086	423,777	392,794
Adjustable – fixed for 3-5 years	124,008	692,635	818,417	890,704	33,004
Adjustable – fixed for 3-5 years – subprime	-	11,683	47,794	-	3,117

Total adjustable residential one-to-four units	8,054,772	3,965,232	3,980,599	3,115,258	3,227,507
Fixed	284	20,447	40,245	16,443	9,167
Fixed – subprime	-	1,468	-	4,708	-
Residential five or more units:
Adjustable	20,801	46,774	2,806	-	-
Fixed	-	-	-	125	678

Total residential	8,075,857	4,033,921	4,023,650	3,136,534	3,237,352
Commercial real estate	10,039	3,847	1,157	133	23,720
Construction	36,817	80,201	124,168	101,716	98,330
Land	28,053	19,589	56,362	16,242	16,530
Non-mortgage:
Commercial	1,375	2,585	13,671	17,581	18,504
Automobile	-	118	855	4,825	56,576
Other consumer	530,577	185,608	70,388	32,953	38,136

Total loans originated	8,682,718	4,325,869	4,290,251	3,309,984	3,489,148
Real estate loans purchased:
One-to-four units	215,012	664,363	460,263	88,057	9,178
One-to-four units – subprime	22,379	2,891	6,439	-	8,595
Other (a)	1,053	38,633	-	6,923	1,055

Total real estate loans purchased	238,444	705,887	466,702	94,980	18,828

Total loans originated and purchased	8,921,162	5,031,756	4,756,953	3,404,964	3,507,976
Loan repayments	(4,570,630)	(5,212,106)	(3,911,209)	(3,715,163)	(1,981,802)
Other net changes (b)	(1,043,052)	(25,768)	(37,515)	2,029	(291,935)

Net increase (decrease) in loans held for investment	3,307,480	(206,118)	808,229	(308,170)	1,234,239

Sale Portfolio
Originated whole loans:
Residential one-to-four units	6,715,955	6,219,652	6,155,727	4,818,301	1,641,099
Residential one-to-four units – subprime	-	-	-	-	87,174
Non-mortgage loans	730	3,154	-	-	-
Loans purchased	67,033	1,062	16,845	5,637	947
Loans transferred from (to) the investment portfolio (b)	977,625	(7,274)	(2,928)	(7,454)	54,993
Originated whole loans sold	(5,090,301)	(939,373)	(919,211)	(737,773)	(687,512)
Loans exchanged for mortgage-backed securities	(1,796,201)	(5,642,483)	(5,104,433)	(3,816,171)	(970,319)
Capitalized basis adjustment (c)	(4,331)	(1,816)	12,414	(10,326)	-
Other net changes	(31,692)	(5,317)	(5,386)	(4,762)	(10,815)

Net increase (decrease) in loans held for sale	838,818	(372,395)	153,028	247,452	115,567

Mortgage-backed securities, net:
Received in exchange for loans	1,796,201	5,642,483	5,104,433	3,816,171	970,319
Sold	(1,796,201)	(5,642,483)	(6,184,650)	(3,816,171)	(975,088)
Purchased	-	-	1,014,098	115,597	-
Repayments	(24)	(1,882)	(51,956)	(6,523)	(7,031)
Other net changes	(6)	(37)	1,347	(296)	284

Net increase (decrease) in mortgage-backed
securities available for sale	(30)	(1,919)	(116,728)	108,778	(11,516)

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	838,788	(374,314)	36,300	356,230	104,051

Total net increase (decrease) in loans and
mortgage-backed securities	$4,146,268	$(580,432)	$844,529	$48,060	$1,338,290

(a) Primarily five or more unit residential loans except for $6.7 million of commercial real estate loans in 2001 and $1.1 million of construction loans in 2000.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization). During the fourth quarter of 2004, we transferred to our sale portfolio and sold approximately $1 billion of our loans held for investment. Also included in 2000 was $367 million of net automobile loans sold as part of the sale of subsidiary.
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

Page 37	Navigation Links

          At December 31, 2004, approximately 90% of our real estate loans were secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties. This compares to 95% at year-end 2003. Also, approximately 63% of our residential one-to-four unit loans held for investment were originated in 2004, with an additional 18% originated in 2003.

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2004	2003	2002	2001	2000

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$10,425,738	$6,945,106	$6,739,243	$6,365,149	$7,098,689
Adjustable – subprime	1,231,911	940,655	1,297,280	1,424,656	1,633,917
Adjustable – fixed for 3-5 years	1,017,958	1,687,323	1,697,953	999,528	101,711
Adjustable – fixed for 3-5 years – subprime	19,415	42,952	81,421	66,760	92,609
Fixed	65,371	105,042	210,001	334,384	454,838
Fixed – subprime	3,126	4,432	7,412	15,303	17,388

Total residential one-to-four units	12,763,519	9,725,510	10,033,310	9,205,780	9,399,152
Residential five or more units:
Adjustable	95,163	91,024	6,964	6,055	14,203
Fixed	1,424	1,904	3,676	5,124	5,257
Commercial real estate:
Adjustable	28,384	36,142	40,373	40,900	37,374
Fixed	4,294	13,144	31,042	71,609	127,230
Construction	67,519	105,706	103,547	84,942	118,165
Land	25,569	16,855	53,538	22,028	26,880
Non-mortgage:
Commercial	4,997	4,975	15,021	22,017	21,721
Automobile	858	3,823	11,641	24,529	39,614
Other consumer	283,798	95,319	56,782	50,908	60,653

Total loans held for investment	13,275,525	10,094,402	10,355,894	9,533,892	9,850,249
Increase (decrease) for:
Undisbursed loan funds	(49,089)	(56,543)	(95,002)	(61,280)	(72,328)
Net deferred costs and premiums	232,277	108,990	96,744	77,916	79,109
Allowance for losses	(34,714)	(30,330)	(34,999)	(36,120)	(34,452)

Total loans held for investment, net	13,423,999	10,116,519	10,322,637	9,514,408	9,822,578

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	1,122,534	276,295	649,964	509,350	251,572
Non-mortgage	-	3,090	-	-	-
Capitalized basis adjustment (a)	(4,059)	272	2,088	(10,326)	-

Total loans held for sale	1,118,475	279,657	652,052	499,024	251,572
Mortgage-backed securities available for sale:
Adjustable	304	334	2,253	101,562	6,050
Fixed	-	-	-	17,419	4,153

Total mortgage-backed securities available for sale	304	334	2,253	118,981	10,203

Total loans held for sale and mortgage-backed
securities available for sale	1,118,779	279,991	654,305	618,005	261,775

Total loans and mortgage-backed securities	$14,542,778	$10,396,510	$10,976,942	$10,132,413	$10,084,353

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At December 31, 2004, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At December 31, 2004, our residential one-to-four units subprime portfolio consisted of approximately 95% "Alt. A and A-" credit, 4% "B" credit and 1% "C" credit loans. The average loan-to-value ratio at origination for these loans was 71%.

Page 38	Navigation Links

          We carry mortgage-backed securities available for sale at fair value which, at December 31, 2004, was essentially equal to our cost basis.

          The table below sets forth the scheduled contractual maturities, including principal amortization, of our loan and mortgage-backed securities portfolio at December 31, 2004.

	Within	1-2	2-3	3-5	5-10	10-15	Beyond
(In Thousands)	1 Year	Years	Years	Years	Years	Years	15 Years	Total

Loans secured by real estate:
Residential:
One-to-four units:
Adjustable by index:
COFI	$120,734	$126,671	$132,900	$285,725	$846,709	$1,076,395	$5,872,701	$8,461,835
MTA	50,362	52,364	54,448	115,479	331,369	402,731	2,067,245	3,073,998
6-Month LIBOR (a)	28,399	29,781	31,232	67,103	198,534	251,825	1,153,409	1,760,283
Other, primarily CMT (b)	7,553	7,908	8,276	17,733	52,118	65,503	223,772	382,863
Fixed	3,412	3,631	3,862	8,478	26,877	35,907	124,907	207,074
Five or more units:
Adjustable	1,552	1,635	1,721	3,716	11,135	66,178	9,226	95,163
Fixed	48	48	53	391	315	480	89	1,424
Commercial real estate:
Adjustable	1,560	1,672	1,793	3,454	3,031	16,874	-	28,384
Fixed	188	208	221	3,247	430	-	-	4,294
Construction	67,519	-	-	-	-	-	-	67,519
Land	25,025	131	143	270	-	-	-	25,569
Non-mortgage:
Commercial	4,455	60	69	150	263	-	-	4,997
Automobile	664	182	10	2	-	-	-	858
Other consumer (c)	1,667	1,830	2,009	1,637	276,655	-	-	283,798

Total loans	313,138	226,121	236,737	507,385	1,747,436	1,915,893	9,451,349	14,398,059
Mortgage-backed securities, net	15	15	15	32	91	108	28	304

Total loans and mortgage-
backed securities	$313,153	$226,136	$236,752	$507,417	$1,747,527	$1,916,001	$9,451,377	$14,398,363

(a) Included $718 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(b) Included $263 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(c) Included home equity loans, which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

          At December 31, 2004, the maximum amount the Bank could have loaned to any one borrower, and related entities, under regulatory limits was $181 million or $301 million for loans secured by readily marketable collateral, compared to $147 million or $245 million for loans secured by readily marketable collateral at year-end 2003. We do not expect that these regulatory limitations will adversely impact our proposed lending activities during 2005.

Investment Securities

          The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2004	2003	2002	2001	2000

Federal funds	$-	$1,500	$2,555	$37,001	$19,601
U.S. Treasury and agency securities available for sale	496,944	690,281	457,797	356,910	284,102
Corporate bonds available for sale	-	-	-	45,445	21,513
Other investment securities available for sale	65	66	67	68	69
Municipal securities held to maturity	-	-	6,149	6,320	6,481

Total investment securities	$497,009	$691,847	$466,568	$445,744	$331,766

Page 39	Navigation Links

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2004 are presented in the following table. The $79,000 unrealized loss on the security that has been in a loss position for less than 12 months is due to changes in market interest rates. We have the intent and ability to hold the security until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and agency securities	$231,262	$79	$-	$-	$231,262	$79
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$231,262	$79	$-	$-	$231,262	$79

          The following table sets forth the maturities of our investment securities and their weighted average yields at December 31, 2004.

	As of December 31, 2004 Amount Due

		After 1 Year	After 5 Years	After
(Dollars in Thousands)	In 1 Year or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$-	$-	$-	$-	$-
Weighted average yield	-%	-%	-%	-%	-%
U.S. Treasury and agency securities
available for sale (a)	-	61,137	427,167	8,640	496,944
Weighted average yield	-%	2.95%	4.01%	3.98%	3.88%
Other investment securities	-	-	-	65	65
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$-	$61,137	$427,167	$8,705	$497,009

Weighted average yield	-%	2.95%	4.01%	4.00%	3.88%

(a) At December 31, 2004, virtually all of our securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from February 2005 to September 2014. Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Investments in Real Estate and Joint Ventures

          DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping centers and residential developments, most of which are located in California. For additional information regarding these real estate investments, see Note 6 of Notes to the Consolidated Financial Statements on page 87. We have substantially completed and leased most of the neighborhood shopping center projects—with a weighted average occupancy rate of 89% at December 31, 2004. At December 31, 2004, the Bank had no loan commitments to the joint ventures.

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

          As of December 31, 2004, DSL Service Company was involved with one joint venture partner. This partner was the operator of four residential housing development projects. DSL Service Company had four wholly owned retail neighborhood shopping centers located in California and Arizona.

          Our investment in real estate and joint ventures amounted to $55 million at December 31, 2004, compared to $36 million at December 31, 2003 and $34 million at December 31, 2002. The increase during 2004 was primarily attributed to new investments of $22 million in joint venture projects and $14 million in wholly owned projects, our share of joint venture profits of $6 million, investments of $3 million in affordable housing funds and

Page 40	Navigation Links

investments of $2 million in existing wholly owned projects. Those increases were partially offset by a $21 million return of capital from two of our existing joint ventures and the sale of one wholly owned project with a carrying value of $7 million. The increase during 2003 was primarily attributed to a $6 million investment in existing shopping centers, a $5 million investment in a new joint venture and our share of joint venture profits of $3 million. Those increases were partially offset by a $7 million return of capital from one of our existing joint ventures and the sale of wholly owned projects with a carrying value of $5 million.

          The following table sets forth the condensed balance sheet of DSL Service Company’s residential joint ventures at December 31, 2004, on a historical cost basis.

(Dollars in Thousands)

Assets
Cash	$23,325
Projects under development	53,065
Other assets	1,688

$78,078

Liabilities and Equity
Liabilities:
Notes payable	$43,870
Other	6,966
Equity:
DSL Service Company (a)	25,649
Other partners (b)	1,593

Net equity	27,242

$78,078

Number of joint venture projects	4

(a) We included in this amount interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(b) The aggregate other partners’ equity of $2 million represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of the joint venture real estate assets to the secured notes payable to the Bank and DSL Service Company’s equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, we make a provision to create a valuation allowance. No valuation allowance was required at December 31, 2004.

          The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2004. For further information regarding the establishment of loss allowances, see Allowance for Losses on Loans and Real Estate on page 55.

		Retail
		Neighborhood
(Dollars in Thousands)	Residential	Shopping Centers	Land	Total

Investment in wholly owned projects (a)	$-	$11,504	$15,757	$27,261
Investment in Affordable Housing Funds	3,937	-	-	3,937
Allowance for losses	-	(1,333)	(103)	(1,436)

Net investment in real estate projects	$3,937	$10,171	$15,654	$29,762

Number of projects	5	4	6	15

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

Deposits

          Our deposits increased $1.4 billion or 16.4% in 2004 and totaled $9.7 billion at December 31, 2004. Compared to the year-ago period, our certificates of deposit increased $2.3 billion or 72.2%, which was partially offset by a decrease in our lower-rate transaction accounts—i.e., checking, money market and regular passbook—of $963 million or 19.0%. Given the relatively low level of interest rates, certain of our depositors in prior periods moved monies from certificates of deposit to transaction accounts as they seemed more interested in liquidity. Now that short-term market interest rates have begun to rise, those monies are now beginning to flow back into certificates of deposit. During 2004:

  Seven in-store branches were closed due to the closure or sale of the grocery stores in which they were located;
  One traditional branch was closed due to its consolidation into a nearby branch; and
  Five traditional branches were opened, four of which replaced closed in-store branches and the fifth, a new branch in Arizona.

At December 31, 2004, the total number of branches was 169, of which 165 were in California and four were in Arizona. The average deposit size of our 76 traditional branches was $103 million, while the average deposit size of our 93 in-store branches was $19 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	December 31,

	2004		2003		2002

	Weighted		Weighted		Weighted
	Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$601,588	-%	$429,743	-%	$388,376
Interest-bearing checking (a)	0.33	534,775	0.21	462,733	0.25	422,417
Money market	1.05	158,519	1.05	142,418	1.37	120,105
Regular passbook	1.12	2,813,078	1.12	4,036,464	1.70	3,639,798

Total transaction accounts	0.85	4,107,960	0.94	5,071,358	1.41	4,570,696
Certificates of deposit:
Less than 2.00%	1.59	912,234	1.17	1,548,398	1.57	919,864
2.00-2.49	2.38	3,003,000	2.23	338,763	2.28	401,657
2.50-2.99	2.80	495,119	2.73	222,436	2.79	528,557
3.00-3.49	3.19	327,552	3.27	305,258	3.38	1,188,078
3.50-3.99	3.84	94,611	3.78	106,861	3.89	700,250
4.00-4.49	4.26	257,369	4.27	240,459	4.25	374,424
4.50-4.99	4.83	424,937	4.83	420,262	4.80	473,399
5.00 and greater	5.62	35,196	5.59	39,963	5.63	81,425

Total certificates of deposit	2.66	5,550,018	2.44	3,222,400	3.19	4,667,654

Total deposits	1.89%	$9,657,978	1.52%	$8,293,758	2.31%	$9,238,350

(a) Included amounts swept into money market deposit accounts.

Page 42	Navigation Links

          The following table shows at December 31, 2004 our certificates of deposit maturities by interest rate category.

	Less
	Than	2.50% -	3.00% -	3.50% -	4.00% -	5.00%		Percent
(Dollars in Thousands)	2.50%	2.99%	3.49%	3.99%	4.99%	and Greater	Total (a)	of Total

Within 3 months	$1,432,318	$22,592	$4,700	$13,394	$69,018	$5,098	$1,547,120	28%
4 to 6 months	1,133,948	95,567	6,546	56	52,331	1,227	1,289,675	23
7 to 12 months	1,131,337	101,034	113,145	14,634	58,581	12,856	1,431,587	26
13 to 24 months	216,536	236,243	48,765	1,810	131,524	6,273	641,151	12
25 to 36 months	830	22,283	34,279	21,083	340,074	9,742	428,291	8
37 to 60 months	265	17,400	120,117	43,634	30,678	-	212,094	3
Over 60 months	-	-	-	-	100	-	100	-

Total	$3,915,234	$495,119	$327,552	$94,611	$682,306	$35,196	$5,550,018	100%

(a) Includes certificates of deposit of $100,000 and over totaling $620 million with maturities within 3 months, $517 million with maturities of 4 to 6 months, $507 million with maturities of 7 to 12 months and $490 million with a remaining term of over 12 months.

Borrowings

          At December 31, 2004, borrowings totaled $4.8 billion, up from $2.3 billion at year-end 2003 and $1.7 billion at year-end 2002. The increase during 2004 was due primarily to an increase of $2.4 billion in FHLB advances. During 2004, the holding company issued $200 million of 6.5% 10-year unsecured senior notes. The net proceeds, after deducting underwriting discounts and our offering expenses, were approximately $198 million. Those proceeds were used to redeem our $124 million of 10% junior subordinated debentures prior to their maturity and in turn to redeem the related capital securities, and to make a capital investment in the Bank to support its asset growth. We redeemed our junior subordinated debentures because of the lower interest rate at which we were able to issue the senior debt, which will result in lower future interest expense.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	December 31,

(Dollars in Thousands)	2004	2003	2002	2001	2000

Federal Home Loan Bank advances (a)	$4,559,622	$2,125,150	$1,624,084	$1,522,705	$1,978,348
Real estate notes	-	4,161	-	7	224
Senior notes	197,924	-	-	-	-
Junior subordinated debentures (b)	-	123,711	123,711	123,711	123,711

Total borrowings	$4,757,546	$2,253,022	$1,747,795	$1,646,423	$2,102,283

Weighted average rate on borrowings during the year (a)	2.62%	4.46%	4.79%	5.83%	6.38%
Total borrowings as a percentage of total assets	30.40	19.35	14.59	14.82	19.29

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(b) On July 23, 2004, we redeemed our junior subordinated debentures before maturity.

Page 43	Navigation Links

          The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)	2004	2003	2002

FHLB advances with original maturities less than one year:
Balance at end of year	$3,552,000	$915,000	$341,234
Average balance outstanding during the year	2,261,018	248,905	218,404
Maximum amount outstanding at any month-end during the year	3,660,400	915,000	497,081
Weighted average interest rate during the year	1.59%	1.20%	2.12%
Weighted average interest rate at end of year	2.30	1.11	1.38
Securities sold under agreement to repurchase:
Balance at end of year	$-	$-	$-
Average balance outstanding during the year	155,204	-	7,494
Maximum amount outstanding at any month-end during the year	507,027	-	182,358
Weighted average interest rate during the year	0.87%	-%	1.86%
Total short-term borrowings:
Average balance outstanding during the year	$2,416,222	$248,905	$225,898
Weighted average interest rate during the year	1.54%	1.20%	2.11%

          At year-end 2004, intermediate and long-term borrowings totaled $1.2 billion, down from $1.3 billion at December 31, 2003. The weighted average rate on our intermediate and long-term borrowings at year-end 2004 was 4.70%.

          The following table sets forth the maturities of our intermediate and long-term borrowings at December 31, 2004.

(In Thousands)

2005	$415,750
2006	76,300
2007	65,000
2008	421,572
2009	-
Thereafter	226,924

Total intermediate and long-term borrowings	$1,205,546

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate in real estate joint ventures through our wholly-owned subsidiary, DSL Service Company. Our real estate joint ventures do not require consolidation as a result of applying the provisions of Financial Accounting Standards Board Interpretation 46 (revised December 2003). For further information regarding our real estate joint venture partnerships, see Note 6 of Notes to the Consolidated Financial Statements on page 87.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 46, Contractual Obligations and Other Commitments on page 62 and Note 23 of Notes to the Consolidated Financial Statements on page 102.

          We use the same credit policies in making commitments to originate or purchase loans, lines of credit and letters of credit as we do for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. In

Page 44	Navigation Links

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

Page 45	Navigation Links

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income. Our primary strategy to manage interest rate risk is to emphasize the origination for investment of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to COFI, MTA, LIBOR and CMT. We also may execute swap contracts to change interest rate characteristics of our interest-earning assets or interest-bearing liabilities to better manage interest rate risk.

          In addition to the interest rate risk associated with our lending for investment and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into hedging contracts for speculative purposes.

          Changes in mortgage interest rates also impact the value of our MSRs. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. During the first quarter of 2004, we implemented a fairly simple hedging strategy by purchasing securities classified as available for sale as a partial economic hedge against future value changes in our MSRs. During periods when long-term interest rates decline, the value of our MSRs will fall and the resultant MSR valuation addition will, in general, be partially offset by securities gains. However, if long-term interest rates rise causing MSR values to improve, the securities will be in a loss position and may be sold with the intention to reset the hedge at a higher market interest rate. Any realized loss from the securities sales will be mitigated by the favorable earnings impact associated with the recapture of any existing MSR valuation allowance. While this strategy is not constructed to be a perfect hedge, it is expected to reduce earnings volatility from changing MSR values. Over time, we may use derivatives in lieu of securities, or a combination of both, to provide an economic hedge against value changes in our MSRs. In addition, the dollar amount used as an economic hedge may vary as we reset the hedge due to changes in the volume of MSRs or their sensitivity to changes in market interest rates. In connection with the sale of approximately 80% of our MSRs during the fourth quarter of 2004 which thereby reduced the risk of changing MSR values, the partial economic hedge established in the first quarter of 2004 was closed in October 2004.

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

Page 46	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2004, as well as other information regarding the repricing and maturity differences between our interest-earning assets and the total of deposits and borrowings in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	December 31, 2004

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$330,283	$56,037	$354,302	$-	$-	$740,622
Loans and mortgage-backed securities: (b)
Loans secured by real estate:
Residential:
Adjustable	13,028,062	289,983	655,129	-	-	13,973,174
Fixed	154,605	12,011	36,144	5,159	848	208,767
Commercial real estate	19,373	3,070	8,689	379	-	31,511
Construction	33,541	-	-	-	-	33,541
Land	11,262	7	651	-	-	11,920
Non-mortgage loans:
Commercial	1,481	-	-	-	-	1,481
Consumer	281,455	241	384	-	-	282,080
Mortgage-backed securities	304	-	-	-	-	304

Total loans and mortgage-backed securities	13,530,083	305,312	700,997	5,538	848	14,542,778

Total interest-earning assets	$13,860,366	$361,349	$1,055,299	$5,538	$848	$15,283,400

Transaction accounts:
Non-interest-bearing checking	$601,588	$-	$-	$-	$-	$601,588
Interest-bearing checking (c)	534,775	-	-	-	-	534,775
Money market (d)	158,519	-	-	-	-	158,519
Regular passbook (d)	2,813,078	-	-	-	-	2,813,078

Total transaction accounts	4,107,960	-	-	-	-	4,107,960
Certificates of deposit (e)	2,836,795	1,431,587	1,281,536	100	-	5,550,018

Total deposits	6,944,755	1,431,587	1,281,536	100	-	9,657,978
FHLB advances and other borrowings	3,817,000	150,750	562,872	29,000	-	4,559,622
Senior notes	-	-	-	197,924	-	197,924
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$11,191,755	$1,582,337	$1,414,408	$227,024	$-	$14,415,524

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$2,668,611	$(1,220,988)	$(359,109)	$(221,486)	$848	$867,876
Cumulative gap	2,668,611	1,447,623	1,088,514	867,028	867,876
Cumulative gap–as a percentage of total assets:
December 31, 2004	17.05%	9.25%	6.96%	5.54%	5.55%
December 31, 2003	14.95	13.42	6.95	6.76	5.74
December 31, 2002	16.80	12.53	9.33	5.79	4.83

(a) Includes FHLB stock and is based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.

Page 47	Navigation Links

          Our six-month gap at December 31, 2004 was a positive 17.05%. This means that more interest-earning assets mature or reprice within six months than the total of deposits and borrowings. This is up from a positive six-month gap of 14.95% at December 31, 2003 and 16.80% at December 31, 2002. We originated and purchased for investment loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less of approximately $8.9 billion during 2004, $5.0 billion during 2003 and $4.7 billion during 2002. These loans represented essentially all loans and mortgage-backed securities originated and purchased for investment during 2004, 2003 and 2002.

          At December 31, 2004, 2003 and 2002, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. At December 31, 2004, $13.2 billion or 99% of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $10.0 billion or 99% at December 31, 2003 and $10.1 billion or 98% at December 31, 2002. During 2005, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We primarily originate fixed rate loans for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgages. However, we may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet required yield and other approved guidelines. For further information, see Secondary Marketing and Loan Servicing Activities on page 5.

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

          In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, are calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once the base case has been estimated, we make calculations for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2004 and 2003. Since we base these estimates upon numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

	2004		2003

	Percentage Change in		Percentage Change in

Change in Interest Rates	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(In Basis Points)	Income (a)	Value (b)	Income (a)	Value (b)

+200	(10.1)%	(5.5)%	(3.9)%	10.9%
+100	(4.6)	(1.1)	(1.9)	6.1
(100)	2.9	(3.7)	0.8	(8.3)
(200) (c)	N/A	N/A	N/A	N/A

(a) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(b) The percentage change in this column represents the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.
(c) The change in interest rates is not applicable due to their low level.

Page 48	Navigation Links

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2004. This data differs from that in the gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments and call provisions for investment securities. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. Our assets and liabilities that do not have a stated maturity date, such as certain deposits, are considered to be long term in nature and are reported in the "thereafter" column. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations, and historically, the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various fixed-rate and variable-rate assets and liabilities presented are based on the actual rates that existed at December 31, 2004. The fair value of our financial instruments is determined as follows:

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
  Senior notes are based on bid prices published in financial newspapers, or bid quotations received from securities dealers or readily available market quote systems.

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

Page 49	Navigation Links

	Expected Maturity at December 31, 2004 (a)

							Total	Fair
(Dollars in Thousands)	2005	2006	2007	2008	2009	Thereafter	Balance	Value

Investment securities and stock (b)	$54,131	$219,482	$223,331	$-	$-	$243,678	$740,622	$740,622
Weighted average interest rate (c)	3.41%	3.66%	4.21%	-%	-%	3.89%	3.88%
Mortgage-backed securities
available for sale	48	41	35	30	26	124	304	304
Weighted average interest rate (c)	3.47%	3.47%	3.47%	3.47%	3.47%	3.47%	3.47%
Loans secured by real estate: (d)
Residential:
Adjustable	4,022,905	2,057,759	1,590,726	1,244,449	1,000,623	4,056,712	13,973,174	14,270,209
Weighted average interest rate	4.68%	4.78%	4.78%	4.77%	4.77%	4.77%	4.75%
Fixed	166,424	16,507	9,943	6,012	3,622	6,259	208,767	212,138
Weighted average interest rate	6.40%	7.26%	7.25%	7.22%	7.17%	7.14%	6.57%
Other	46,901	9,243	4,385	3,477	2,626	10,340	76,972	80,509
Weighted average interest rate	6.48%	6.40%	6.34%	6.25%	6.12%	6.03%	6.38%
Non-mortgage: (d)
Commercial	700	-	-	-	-	781	1,481	1,950
Weighted average interest rate	4.60%	-%	-%	-%	-%	3.86%	4.21%
Consumer	469	309	57	281,245	-	-	282,080	284,681
Weighted average interest rate	5.32%	5.31%	5.30%	5.30%	-%	-%	5.30%
Interest-bearing advances to
joint ventures	25,959	-	-	-	-	-	25,959	25,959
Weighted average interest rate	10.00%	-%	-%	-%	-%	-%	10.00%
Expected rate lock commitments (e)	1,957	-	-	-	-	-	1,957	8,620
MSR’s and loan servicing portfolio (f)	3,558	2,957	2,306	1,826	1,466	5,851	17,964	17,968
Undesignated loan forward sale contracts	87	-	-	-	-	-	87	87

Total interest-sensitive assets	$4,323,139	$2,306,298	$1,830,783	$1,537,039	$1,008,363	$4,323,745	$15,329,367	$15,643,047

Transaction accounts:
Non-interest-bearing checking	$109,879	$89,810	$73,406	$59,999	$49,040	$219,454	$601,588	$601,588
Interest-bearing checking (g)	97,676	79,835	65,254	53,335	43,594	195,081	534,775	534,775
Money market	28,953	23,665	19,343	15,810	12,922	57,826	158,519	158,519
Regular passbook	513,803	419,958	343,254	280,559	229,315	1,026,189	2,813,078	2,813,078

Total transaction accounts	750,311	613,268	501,257	409,703	334,871	1,498,550	4,107,960	4,107,960
Weighted average interest rate	0.85%	0.85%	0.85%	0.85%	0.85%	0.85%	0.85%
Certificates of deposit	4,268,382	641,151	428,291	107,367	104,727	100	5,550,018	5,513,844
Weighted average interest rate	2.37%	3.06%	4.52%	3.20%	3.77%	4.00%	2.66%
Designated forward sale contracts	1,272	-	-	-	-	-	1,272	1,272
FHLB advances (h)	3,967,750	76,300	65,000	421,572	-	29,000	4,559,622	4,577,474
Weighted average interest rate	2.48%	4.72%	5.01%	4.68%	-%	4.03%	2.77%
Senior notes	-	-	-	-	-	197,924	197,924	208,160
Weighted average interest rate	-%	-%	-%	-%	-%	6.50%	6.50%

Total deposits and borrowings	$8,987,715	$1,330,719	$994,548	$938,642	$439,598	$1,725,574	$14,416,796	$14,408,710

(a) We use a number of assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal and call provisions for investment securities. The prepayment experience reflected herein is based on our historical experience adjusted for current market conditions. Our average projected constant prepayment rate ("CPR") is 35.7% on our fixed-rate and 26.5% on our adjustable rate mortgage portfolio for interest-earning assets, excluding investment securities which are not subject to prepayment except for call provisions, if any. For deposits, in accordance with standard industry practice and our own historical experience, we have applied "decay factors," used to estimate deposit runoff, of 20.0% per year. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.
(b) Included FHLB stock.
(c) Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(d) The carrying amount is stated net of undisbursed loan funds, unearned fees and discounts, and allowances for loan losses. Included loans held for sale with capitalized basis adjustment reflecting the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
(e) At December 31, 2004, the carrying value reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding. The estimated fair value also includes the initial value at rate lock of $5.5 million and the value of MSRs of $1.1 million not to be recognized in the financial statements until the expected loans are sold.
(f) The estimated fair value included MSRs acquired prior to January 1, 1996 when we began capitalizing the asset.
(g) Included amounts swept into money market deposit accounts.
(h) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

Page 50	Navigation Links

          For further information regarding the sensitivity of our MSRs to changes in interest rates, see Note 11 of Notes to Consolidated Financial Statements on page 91. For further information regarding commitments, contingencies and hedging activities, see Note 23 of Notes to Consolidated Financial Statements on page 102.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	December 31,

	2004	2003	2002	2001	2000

Weighted average yield: (a)
Loans and mortgage-backed securities	4.67%	4.61%	5.83%	7.15%	8.45%
Federal Home Loan Bank stock	3.89	4.18	5.24	5.31	5.52
Investment securities (b)	3.88	3.02	3.07	3.54	6.45

Interest-earning assets yield	4.63	4.51	5.72	6.98	8.36

Weighted average cost:
Deposits	1.89	1.52	2.31	3.65	5.56
Borrowings:
Federal Home Loan Bank advances (c)	2.77	3.08	3.88	3.73	6.26
Real estate notes	-	6.63	-	7.88	8.12
Senior notes	6.50	-	-	-	-
Junior subordinated debentures (d)	-	10.00	10.00	10.00	10.00

Total borrowings	2.93	3.46	4.31	4.20	6.48

Combined funds cost	2.23	1.94	2.63	3.74	5.75

Interest rate spread	2.40%	2.57%	3.09%	3.24%	2.61%

(a) Excludes adjustments for non-accrual loans, and amortization of net deferred costs to originate loans, premiums and discounts.
(b) Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(c) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(d) On July 23, 2004, we redeemed our junior subordinated debentures before maturity.

          The weighted average yield on our loan portfolio increased to 4.67% at December 31, 2004, from 4.61% at December 31, 2003. The weighted average rate on new loans originated during 2004 was 2.31%, compared to 4.43% during 2003 and 5.43% during 2002. The lower rate in 2004 primarily reflects a higher volume of monthly adjustable loans at low initial incentive rates that typically only last one month. At December 31, 2004, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $13.9 billion with a weighted average rate of 4.61%, compared to $9.8 billion with a weighted average rate of 4.55% at December 31, 2003 and $9.9 billion with a weighted average rate of 5.75% at December 31, 2002.

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets totaled $34 million at December 31, 2004, down from $49 million at December 31, 2003 and $80 million at December 31, 2002. The decrease in our non-performing assets during 2004 was primarily attributed to declines in our residential one-to-four unit prime category of $8 million and subprime category of $7 million. Of the total, real estate acquired in settlement of loans represented $3 million at December 31, 2004, down from $6 million at December 31, 2003 and $12 million at December 31, 2002. Our non-performing assets as a percentage of total assets was 0.22% at year-end 2004, down from 0.42% at year-end 2003 and 0.67% at year-end 2002.

Page 51	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	December 31,

(Dollars in Thousands)	2004	2003	2002	2001	2000

Non-accrual loans:
Residential one-to-four units	$20,470	$26,325	$34,504	$43,210	$20,746
Residential one-to-four units – subprime	10,696	15,980	32,263	31,166	22,296
Other	468	523	681	2,668	1,708

Total non-accrual loans	31,634	42,828	67,448	77,044	44,750
Troubled debt restructure – below market rate (a)	-	-	-	203	206
Real estate acquired in settlement of loans	2,555	5,803	12,360	15,366	9,942
Repossessed automobiles	-	-	6	19	76

Total non-performing assets	$34,189	$48,631	$79,814	$92,632	$54,974

Allowance for loan losses:
Amount	$34,714	$30,330	$34,999	$36,120	$34,452
As a percentage of non-performing loans	109.74%	70.82%	51.89%	46.76%	76.63%
Non-performing assets as a percentage of total assets	0.22	0.42	0.67	0.83	0.50

(a) Represented one residential one-to-four unit loan.

          It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this by either working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances for them. For a discussion on our internal asset review policy, refer to Allowance for Losses on Loans and Real Estate on page 55.

          At December 31, 2004, $9 million of our non-performing assets were located outside of California, compared to $13 million outside of California a year ago.

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

Non-Accrual Loans

          It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2004, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2004, non-accrual loans aggregating $8 million were less than 90 days delinquent relative to their contractual terms.

Troubled Debt Restructurings

          We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2004, we had no troubled debt restructurings.

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $3 million at December 31, 2004.

Page 52	Navigation Links

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

          At December 31, 2004, loans delinquent 30 days or more as a percentage of total loans was 0.33%, down from 0.59% at year-end 2003 and 0.86% at year-end 2002. The decrease from the prior year occurred primarily in all of our delinquent categories, most notably within our residential one-to-four unit categories. As a percentage of its loan category, residential one-to-four units decreased from 0.48% at year-end 2003 to 0.27% at year-end 2004, while subprime residential one-to-four units decreased from 1.84% at year-end 2003 to 0.95% at year-end 2004. A higher incidence of delinquency is expected on subprime loans as these borrowers have a history of delinquencies for which we charge higher interest rates to compensate for that risk. In addition, the loan-to-value ratio on these loans is generally lower thereby providing more equity protection against loss.

Page 53	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	December 31,

	2004				2003

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$13,446	$4,089	$16,949	$34,484	$15,501	$7,244	$20,081	$42,826
One-to-four units – subprime	3,756	2,143	5,998	11,897	6,084	2,801	9,283	18,168
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	17,202	6,232	22,947	46,381	21,585	10,045	29,364	60,994
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	22	2	-	24	34	4	7	45
Other consumer	31	44	40	115	41	22	88	151

Total delinquent loans	$17,255	$6,278	$23,415	$46,948	$21,660	$10,071	$29,887	$61,618

Delinquencies as a percentage of total loans	0.13%	0.04%	0.16%	0.33%	0.20%	0.10%	0.29%	0.59%

	2002				2001

Loans secured by real estate:
Residential:
One-to-four units	$19,881	$8,066	$27,333	$55,280	$19,170	$12,797	$33,449	$65,416
One-to-four units – subprime	8,971	5,944	23,831	38,746	13,159	9,104	20,958	43,221
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	28,852	14,010	51,164	94,026	32,329	21,901	54,407	108,637
Non-mortgage:
Commercial	-	-	466	466	-	-	1,163	1,163
Automobile	98	13	4	115	174	85	46	305
Other consumer	48	47	211	306	356	62	173	591

Total delinquent loans	$28,998	$14,070	$51,845	$94,913	$32,859	$22,048	$55,789	$110,696

Delinquencies as a percentage of total loans	0.26%	0.13%	0.47%	0.86%	0.33%	0.22%	0.55%	1.10%

	2000

Loans secured by real estate:
Residential:
One-to-four units	$12,400	$8,611	$15,246	$36,257
One-to-four units – subprime	7,300	7,658	14,427	29,385
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	19,700	16,269	29,673	65,642
Non-mortgage:
Commercial	-	-	-	-
Automobile	393	26	151	570
Other consumer	98	29	246	373

Total delinquent loans	$20,191	$16,324	$30,070	$66,585

Delinquencies as a percentage of total loans	0.20%	0.16%	0.30%	0.66%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Page 54	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to our evaluation is our internal asset review process.

          Our Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all our assets. Our Internal Asset Review Committee is responsible for the review and classification of assets. The Internal Asset Review Committee members include the Director of Internal Asset Review, President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Chief Lending Officer, General Counsel and Director of Compliance/Risk Management. The Internal Asset Review Committee meets quarterly to review and determine asset classifications and recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the Internal Asset Review Committee or the Director of Internal Asset Review as delegated by the Committee. The Audit Committee of the Board of Directors quarterly reviews the overall asset quality, the adequacy of valuation allowances on classified and non-classified assets, and our adherence to policies and procedures regarding asset classification and valuation through reports from the Director of Internal Asset Review and others.

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

Page 55	Navigation Links
  That portion of an asset classified as loss is considered uncollectible and of so little value that its continuance as an asset, without establishment of a specific valuation allowance, is not warranted. A loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer writing off or providing for all or a portion of the asset even though partial recovery may occur. We will generally classify as loss the balance of the asset that is greater than the net fair value of the asset unless we can expect payment from another source. Therefore, the amount of an asset classified as loss reflects the specific valuation allowance established for the particular asset. Specific valuation allowances are not includable in determining the Bank’s total regulatory capital.

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

          The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We have implemented and use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific large loans (loans over $5 million), we evaluate the loans on an individual basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and composition of collateral as a whole because of their relatively homogeneous nature, unless an individual loan or borrower relationship warrants separate analysis. Given the above evaluations, the amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance.

          We utilize the asset classifications from our internal asset review process in the following manner to determine the amount of our allowances:

  General valuation allowances: This element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Generally, we believe that borrowers are impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss. Examples of such loss-causing events would be job loss, divorce or medical crisis in the case of single family residential and consumer loans, or loss of a major tenant in the case of commercial real estate loans. We determine general valuation allowances by applying against asset balances the associated factors for each major asset type that consider past loss experience and asset duration.
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

Page 56	Navigation Links

          During 2004, our provision for loan losses was $2.9 million, compared to a reversal of $3.7 million in 2003. The current year provision primarily reflected an increase in our loan portfolio. Our provision for loan losses and net loan recoveries resulted in an increase of $4.4 million in our allowance for loan losses to $34.7 million at December 31, 2004. The increase in our allowance primarily reflected an increase of $5.2 million in general valuation allowances to $28.8 million. Allocated allowances decreased by $0.8 million, primarily in our commercial real estate portfolio. There was no change in our unallocated allowance of $2.8 million.

          During 2003, we reversed $3.7 million of provision for loan losses, compared to an expense of $0.9 million in 2002. The 2003 reversal reflected both an improvement in our credit quality and a decline in our loan portfolio. Our net loan charge-offs and the reversal of provision for loan losses resulted in a decline of $4.7 million in our allowance for loan losses to $30.3 million at December 31, 2003. The decline in our allowance primarily reflected a decline of $3.2 million in general valuation allowances to $23.6 million. Allocated allowances declined by $1.5 million, primarily in our single-family portfolio. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the years indicated.

(In Thousands)	2004	2003	2002	2001	2000

Balance at beginning of year	$30,330	$34,999	$36,120	$34,452	$38,342
Provision (reduction)	2,895	(3,718)	939	2,564	3,251
Charge-offs	(383)	(1,139)	(2,231)	(1,348)	(1,749)
Recoveries	1,872	188	171	452	419
Transfers (a)	-	-	-	-	(5,811)

Balance at end of year	$34,714	$30,330	$34,999	$36,120	$34,452

(a) Reduction in 2000 was due to the sale of subsidiary.

          We had net loan recoveries of $1.5 million in 2004, compared to net charge-offs of $1.0 million in 2003 and $2.1 million in 2002. The current year net recovery reflected a recovery of a previous period charge-off of a commercial real estate loan that was repaid in full.

Page 57	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the years indicated.

(Dollars in Thousands)	2004	2003	2002	2001	2000

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$206	$462	$435	$530	$352
One-to-four units – subprime	-	388	166	344	383
Five or more units	-	-	-	-	-
Commercial real estate	-	-	1,188	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	20	-	-	-
Automobile	22	54	104	197	832
Other consumer	155	215	338	277	182

Total gross loan charge-offs	383	1,139	2,231	1,348	1,749

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	164	111	267	19
One-to-four units – subprime	26	-	-	166	-
Five or more units	-	-	-	-	-
Commercial real estate	1,819	-	-	1	250
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	12	4	47	4	136
Other consumer	15	20	13	14	14

Total gross loan recoveries	1,872	188	171	452	419

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	206	298	324	263	333
One-to-four units – subprime	(26)	388	166	178	383
Five or more units	-	-	-	-	-
Commercial real estate	(1,819)	-	1,188	(1)	(250)
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	20	-	-	-
Automobile	10	50	57	193	696
Other consumer	140	195	325	263	168

Total net loan charge-offs (recoveries)	$(1,489)	$951	$2,060	$896	$1,330

Net loan charge-offs as a percentage of
average loans	(0.01)%	0.01%	0.02%	0.01%	0.01%

Page 58	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2004	2003	2002	2001	2000

Loans secured by real estate:
Residential:
One-to-four units	$20,452	$17,040	$18,562	$19,033	$15,254
One-to-four units – subprime	6,130	5,382	8,642	9,633	10,157
Five or more units	724	697	80	84	146
Commercial real estate	492	1,127	1,364	1,848	2,935
Construction	797	1,257	1,223	1,005	1,390
Land	352	209	636	274	332
Non-mortgage:
Commercial	451	460	586	573	442
Automobile	13	38	100	277	269
Other consumer	2,503	1,320	1,006	593	727
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$34,714	$30,330	$34,999	$36,120	$34,452

          The following table indicates our allowance as a percentage of loan category balance for the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2004	2003	2002	2001	2000

Loans secured by real estate:
Residential:
One-to-four units	0.18%	0.20%	0.21%	0.25%	0.20%
One-to-four units – subprime	0.49	0.54	0.62	0.64	0.58
Five or more units	0.75	0.75	0.75	0.75	0.75
Commercial real estate	1.51	2.29	1.91	1.64	1.78
Construction	1.18	1.19	1.18	1.18	1.18
Land	1.38	1.24	1.19	1.24	1.24
Non-mortgage:
Commercial	9.03	9.25	3.90	2.60	2.03
Automobile	1.52	0.99	0.86	1.13	0.68
Other consumer	0.88	1.38	1.77	1.16	1.20

Total for loans held for investment	0.26%	0.30%	0.34%	0.38%	0.35%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	December 31,

(Dollars in Thousands)	2004	2003	2002	2001	2000

Loans secured by real estate:
Residential:
One-to-four units	86.69%	86.56%	83.50%	80.75%	77.72%
One-to-four units – subprime	9.45	9.79	13.38	15.80	17.70
Five or more units	0.73	0.92	0.10	0.12	0.20
Commercial real estate	0.25	0.49	0.69	1.18	1.67
Construction	0.51	1.05	1.00	0.89	1.20
Land	0.19	0.17	0.52	0.23	0.27
Non-mortgage:
Commercial	0.04	0.05	0.15	0.23	0.22
Automobile	0.01	0.04	0.11	0.26	0.40
Other consumer	2.13	0.93	0.55	0.54	0.62

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 59	Navigation Links

          We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We carry impaired loans at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the net fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that we collectively evaluate for impairment. Generally, loans we collectively review for impairment include all single family loans and performing multi-family and non-residential loans having principal balances of less than $5 million, unless an individual loan or borrower relationship warrants separate analysis.

          In determining impairment, we consider large non-homogeneous loans that are on non-accrual, have been restructured or are performing but exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the net fair value of the loan’s collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows discounted at the loan’s effective rate or the loan’s observable market price. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan. We include impairment losses in the allowance for loan losses through a charge to provision for loan losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for loan losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. At December 31, 2004, the recorded investment in loans for which we have recognized impairment totaled $3 million, down from $12 million at December 31, 2003 as the result of a commercial real estate loan that was repaid in full. The total allowance for losses related to impaired loans was less than $1 million for both December 31, 2004 and 2003. During 2004, the total interest recognized on the impaired portfolio was $0.8 million, compared to $1.4 million in 2003. For further information regarding impaired loans, see Note 5 of the Notes to Consolidated Financial Statements on page 85.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the years indicated.

(In Thousands)	2004	2003	2002	2001	2000

Balance at beginning of year	$709	$725	$759	$800	$797
Provision (reduction) (a)	(516)	(16)	1,154	(41)	3
Charge-offs (a)	-	-	(1,188)	-	-
Recoveries	-	-	-	-	-

Balance at end of year	$193	$709	$725	$759	$800

(a) The provision of $1.2 million during 2002 and resultant $1.2 million charge-off related to a commercial real estate loan for which a short-pay was accepted in full consideration.

          In addition to losses charged against the allowance for loan losses, we have maintained a valuation allowance for losses on real estate and joint ventures held for investment. The provision in 2003 is related to one property under construction. The provision reductions in the two years prior to 2003 were, in general, due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood shopping center investments and to a reduction in the investment in certain joint venture investments.

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the years indicated.

(In Thousands)	2004	2003	2002	2001	2000

Balance at beginning of year	$1,436	$908	$2,690	$2,997	$2,131
Provision (reduction)	-	528	(448)	(307)	866
Charge-offs	-	-	(1,334)	-	-
Recoveries	-	-	-	-	-

Balance at end of year	$1,436	$1,436	$908	$2,690	$2,997

          We do not maintain an allowance for real estate acquired in settlement of loans as we record the related individual assets at the lower of cost or fair value and any losses are recorded as a direct write-off to net operations.

Page 60	Navigation Links

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

          Our primary sources of funds generated during 2004 were from:

  principal repayments of $3.9 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  a net increase of $2.5 billion in borrowings;
  sales and maturities of $2.2 billion in U.S. Treasury securities, agency obligations and other investment securities available for sale; and
  an increase of $1.4 billion in deposits.

          We used these funds to:

  originate and purchase $8.3 billion of loans held for investment, excluding refinances of our existing loans;
  purchase $2.0 billion of U.S. Treasury securities, agency obligations and other investment securities available for sale; and
  fund a net increase of $839 million in our loans held for sale.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At December 31, 2004, our FHLB borrowings totaled $4.6 billion, representing 29.1% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year end, to borrow an additional $3.3 billion. To the extent 2005 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of December 31, 2004, we had commitments to borrowers for short-term rate locks, excluding expected fallout, of $1.2 billion, undisbursed loan funds and unused lines of credit of $458 million, operating leases of $17 million and commitments to invest in affordable housing funds of $5 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At December 31, 2004, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $32 million, down from $70 million at the end of 2003. The decrease from a year-ago was primarily due to capital contributions of $117 million made to the Bank to support its asset growth.

          On July 24, 2002, the Board of Directors authorized a share repurchase program of up to $50 million of our common stock. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at our discretion, and were contingent upon our overall financial condition, as well as market conditions in general. Since inception of the repurchase program, 420,800 shares of our common stock have been repurchased at an aggregate cost of $43.68 per share, leaving approximately $32 million unused from the original $50 million authorized. On September 27, 2004, the Board of Directors terminated the stock repurchase program due to significant asset growth this year. During 2004, 39,561 shares of treasury stock were reissued at below cost upon the exercise of Downey stock options at an average exercise price of $21.32.

          Stockholders’ equity totaled $1.0 billion at December 31, 2004, up from $917 million at December 31, 2003 and $823 million at December 31, 2002.

Page 61	Navigation Links

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

          We executed interest rate swap contracts to change interest rate characteristics of a portion of our FHLB advances to better manage interest rate risk. The contracts have notional amounts totaling $430 million of receive-fixed, pay 3-month LIBOR variable interest and serve as a permitted fair value hedge.

          Our commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Undisbursed loan funds on construction projects and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 46 and Note 23 of Notes to the Consolidated Financial Statements on page 102.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. There were no repurchases or indemnification losses related to such defects in either 2004 or 2003. These loan and servicing sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved $7 million at December 31, 2004 and less than $1 million at December 31, 2003 to cover the estimated loss exposure related to early payoffs. See Note 23 of Notes to the Consolidated Financial Statements on page 102.

Page 62	Navigation Links

          At December 31, 2004, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$4,268,382	$1,069,442	$212,094	$100	$5,550,018
FHLB advances	3,967,750	141,300	421,572	29,000	4,559,622
Senior notes	-	-	-	197,924	197,924
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	367,650	-	-	-	367,650
Associated forward sale contracts	368,822	-	-	-	368,822
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	1,118,475	-	-	-	1,118,475
Associated forward sale contracts	1,115,636	-	-	-	1,115,636
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	-	430,000	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	-	430,000	-	430,000
Commitments to originate adjustable loans held for investment	738,102	-	-	-	738,102
Undisbursed loan funds and unused lines of credit	39,350	4,790	-	413,675	457,815
Operating leases	4,858	6,900	3,616	1,370	16,744
Commitments to invest in affordable housing funds	-	-	-	5,129	5,129

Total obligations and commitments	$11,989,025	$1,222,432	$1,497,282	$647,198	$15,355,937

Regulatory Capital Compliance

          Our core and tangible capital ratios were both 7.09% and our risk-based capital ratio was 13.71% at December 31, 2004. These levels are down from ratios of 7.96% for both core and tangible capital and 15.55% for risk-based capital at December 31, 2003. However, we continue to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of December 31, 2004.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,174,469			$1,174,469		$1,174,469
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(65,368)			(65,368)		(65,368)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(1,796)			(1,796)		(1,796)
Unrealized gains on securities available for sale	(318)			(318)		(318)
Additions:
General loss allowance – investment in
DSL Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (a)	-			-		34,263

Regulatory capital	1,104,567	7.09%		1,104,567	7.09%	1,138,830	13.71%
Well capitalized requirement	233,582	1.50	(b)	778,607	5.00	830,614	10.00	(c)

Excess	$870,985	5.59%		$325,960	2.09%	$308,216	3.71%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.30%.

Page 63	Navigation Links

CURRENT ACCOUNTING STANDARDS

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

          In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. To our knowledge, no timetable has been established yet for the completion of this project. In the meantime, the Securities and Exchange Commission ("SEC") issued guidance in Staff Accounting Bulletin No. 105 ("SAB 105"). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. There is no financial impact from SAB 105, as our accounting for expected interest rate lock commitments has been in accordance with the bulletin.

          At December 31, 2004, we had an asset recorded for interest rate lock derivatives of $2.0 million and a contra asset for the capitalized basis adjustment to loans held for sale of $4.1 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At December 31, 2003, we had assets recorded for interest rate lock derivatives of $0.1 million and capitalized basis adjustment to loans held for sale of $0.3 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. The offsetting credit to these assets was recorded as SFAS 133 gains in net gains on sales of loans and mortgage-backed securities.

Statement of Financial Accounting Standards No. 123R

          Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accounting for employee-stock-ownership-plan transaction ("ESOP’s") will continue to be accounted for in accordance with SOP 93-6, "Employers’ Accounting for Employee Stock Ownership Plans." SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. It is not expected that SFAS 123R will have a material financial impact on us unless a significant number of new option grants are made.

Statement of Financial Accounting Standards No. 153

          Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"), require exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has a commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, APB Opinion No. 29, "Accounting for Nonmonetary Transactions," required that the accounting for an exchange of a productive asset for a similar productive asset should be based on the recorded amount of the asset relinquished with no gain recognition. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 is not expected to have a material financial impact on us.

Emerging Issues Task Force Issue No. 03-1

          In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Paragraph 10

Page 64	Navigation Links

of EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company’s liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. A pattern of selling investments prior to the forecasted fair value recovery may call into question a company’s intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This guidance was effective for reporting periods beginning after June 15, 2004 with the exception of paragraphs 10 - 20 of EITF 03-1, which will be deliberated further. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The outcome of this deliberation may accelerate the recognition of losses from declines in value on debt securities due to interest rates; however, it is not anticipated to have a significant impact on stockholders’ equity as changes in market value of available-for-sale securities are already included in Accumulated Other Comprehensive Income.

Statement of Position 03-3

          Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for fiscal years beginning after December 15, 2004 and is to be applied prospectively. SOP 03-3 is not expected to have a material financial impact on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 46.

Page 65	Navigation Links

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page 66	Navigation Links

Management’s Report on Internal Control Over Financial Reporting

          Management of Downey Financial Corp. ("Downey") is responsible for establishing and maintaining adequate internal control over financial reporting. Downey’s internal control over financial reporting is a process designed under the supervision of Downey’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Downey’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

          As of December 31, 2004, management conducted an assessment of the effectiveness of Downey’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that Downey’s internal control over financial reporting as of December 31, 2004 is effective.

          Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of Downey’s management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Downey’s assets that could have a material effect on our financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

          KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Downey included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Downey’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Downey’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Page 67	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Downey Financial Corp.:

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Downey Financial Corp. and subsidiaries ("Downey") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Downey’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Downey’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that Downey maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Downey maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Downey Financial Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 1, 2005

Page 68	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Downey’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Downey’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 1, 2005

Page 69	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Balance Sheets

	December 31,

(Dollars in Thousands, Except Per Share Data)	2004	2003

Assets
Cash	$119,502	$111,667
Federal funds	-	1,500

Cash and cash equivalents	119,502	113,167
U.S. Treasury securities, agency obligations and other investment securities
available for sale, at fair value	497,009	690,347
Loans held for sale, at lower of cost or fair value	1,118,475	279,657
Mortgage-backed securities available for sale, at fair value	304	334
Loans receivable held for investment	13,423,999	10,116,519
Investments in real estate and joint ventures	55,411	35,716
Real estate acquired in settlement of loans	2,555	5,803
Premises and equipment	106,238	110,316
Federal Home Loan Bank stock, at cost	243,613	123,089
Investment in Downey Financial Capital Trust I	-	3,711
Mortgage servicing rights, net	17,964	82,175
Other assets	63,738	85,146

	$15,648,808	$11,645,980

Liabilities and Stockholders’ Equity
Deposits	$9,657,978	$8,293,758
Federal Home Loan Bank advances	4,559,622	2,125,150
Real estate notes	-	4,161
Senior notes	197,924	-
Junior subordinated debentures	-	123,711
Accounts payable and accrued liabilities	108,217	63,584
Deferred income taxes	117,416	118,598

Total liabilities	14,641,157	10,728,962

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at both December 31, 2004 and 2003;
outstanding 27,853,783 shares at December 31, 2004 and 27,928,722
shares at December 31, 2003	282	282
Additional paid-in capital	93,792	93,792
Accumulated other comprehensive income	318	807
Retained earnings	930,051	834,307
Treasury stock, at cost, 381,239 shares at December 31, 2004 and
306,300 shares at December 31, 2003	(16,792)	(12,170)

Total stockholders’ equity	1,007,651	917,018

	$15,648,808	$11,645,980

See accompanying notes to consolidated financial statements.

Page 70	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,

(Dollars in Thousands, Except Per Share Data)	2004	2003	2002

Interest income
Loans receivable	$540,138	$504,480	$612,762
U.S. Treasury securities and agency obligations	20,750	12,502	9,682
Mortgage-backed securities	12	61	3,637
Other investments	6,810	5,407	6,957

Total interest income	567,710	522,450	633,038

Interest expense
Deposits	152,258	161,825	244,541
Federal Home Loan Bank advances and other borrowings	83,651	59,477	60,936
Senior notes	6,881	-	-
Junior subordinated debentures	7,033	12,535	12,535

Total interest expense	249,823	233,837	318,012

Net interest income	317,887	288,613	315,026
Provision for (reduction of) loan losses	2,895	(3,718)	939

Net interest income after provision for (reduction of) loan losses	314,992	292,331	314,087

Other income, net
Loan and deposit related fees	60,539	53,076	47,220
Real estate and joint ventures held for investment, net	13,902	9,835	10,250
Secondary marketing activities:
Loan servicing loss, net	(19,225)	(27,060)	(39,629)
Net gains on sales of loans and mortgage-backed securities	54,443	61,436	45,860
Net gains on sales of mortgage servicing rights	616	23	331
Net losses on trading securities	-	(10,449)	-
Net gains (losses) on sales of investment securities	(16,103)	8	219
Litigation award	-	2,851	-
Loss on extinguishment of debt	(4,111)	-	-
Other	1,324	1,222	2,803

Total other income, net	91,385	90,942	67,054

Operating expense
Salaries and related costs	148,221	134,610	119,514
Premises and equipment costs	33,980	32,261	30,694
Advertising expense	5,525	3,712	4,418
SAIF insurance premiums and regulatory assessments	3,151	3,205	3,078
Professional fees	1,828	2,383	1,435
Other general and administrative expense	37,061	31,828	27,505

Total general and administrative expense	229,766	207,999	186,644
Net operation of real estate acquired in settlement of loans	(256)	(929)	11

Total operating expense	229,510	207,070	186,655

Income before income taxes	176,867	176,203	194,486
Income taxes	69,205	74,462	82,193

Net income	$107,662	$101,741	$112,293

PER SHARE INFORMATION
Basic	$3.86	$3.64	$3.99

Diluted	$3.85	$3.64	$3.99

Cash dividends declared and paid	$0.40	$0.36	$0.36

Weighted average diluted shares outstanding	27,948,179	27,963,449	28,173,659

See accompanying notes to consolidated financial statements.

Page 71	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,

(In Thousands)	2004	2003	2002

Net income	$107,662	$101,741	$112,293

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	44	(207)	61
Mortgage-backed securities available for sale, at fair value	(4)	(21)	935
Reclassification of realized amounts included in net income	(621)	(5)	(284)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	1,682	996	(11,434)
Reclassification of realized amounts included in net income	(1,590)	1,466	9,539

Total other comprehensive income (loss), net of income taxes (benefits)	(489)	2,229	(1,183)

Comprehensive income	$107,173	$103,970	$111,110

Consolidated Statements of Stockholders’ Equity

			Accumulated
		Additional	Other
(Dollars in Thousands, Except Per	Common	Paid-in	Comprehensive	Retained	Treasury
Share Data)	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balances at December 31, 2001	$282	$93,400	$(239)	$640,453	$-	$733,896
Cash dividends, $0.36 per share	-	-	-	(10,124)	-	(10,124)
Exercise of stock options	-	392	-	-	-	392
Unrealized gains on securities
available for sale	-	-	712	-	-	712
Unrealized losses on cash flow hedges	-	-	(1,895)	-	-	(1,895)
Purchase of treasury stock	-	-	-	-	(12,170)	(12,170)
Net income	-	-	-	112,293	-	112,293

Balances at December 31, 2002	282	93,792	(1,422)	742,622	(12,170)	823,104
Cash dividends, $0.36 per share	-	-	-	(10,056)	-	(10,056)
Unrealized losses on securities
available for sale	-	-	(233)	-	-	(233)
Unrealized gains on cash flow hedges	-	-	2,462	-	-	2,462
Net income	-	-	-	101,741	-	101,741

Balances at December 31, 2003	282	93,792	807	834,307	(12,170)	917,018
Cash dividends, $0.40 per share	-	-	-	(11,172)	-	(11,172)
Unrealized losses on securities
available for sale	-	-	(581)	-	-	(581)
Unrealized gains on cash flow hedges	-	-	92	-	-	92
Exercise of stock options	-	-	-	(746)	1,589	843
Purchase of treasury stock	-	-	-	-	(6,211)	(6,211)
Net income	-	-	-	107,662	-	107,662

Balances at December 31, 2004	$282	$93,792	$318	$930,051	$(16,792)	$1,007,651

See accompanying notes to consolidated financial statements.

Page 72	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2004	2003	2002

Cash flows from operating activities
Net income	$107,662	$101,741	$112,293
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	90,211	87,239	61,840
Provision for losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures, mortgage
servicing rights and other assets	19,762	9,029	37,712
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights, trading and investment securities, real estate and
other assets	(50,546)	(69,527)	(55,046)
Interest capitalized on loans (negative amortization)	(22,949)	(8,531)	(25,615)
Federal Home Loan Bank stock dividends	(5,804)	(5,526)	(4,424)
Loans originated and purchased for sale	(6,783,718)	(6,223,868)	(6,172,572)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	5,934,588	6,611,710	6,036,671
Proceeds from sales of mortgage servicing rights	62,279	23	1,685
Other, net	(100,907)	(88,654)	(6,372)

Net cash provided by (used for) operating activities	(749,422)	413,636	(13,828)

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other
investment securities available for sale	1,527,035	15,275	92,137
Mortgage-backed securities available for sale	-	-	1,080,491
Loans originated for investment	983,014	3,663	-
Wholly owned real estate and real estate acquired in settlement
of loans	29,004	24,102	41,811
Redemption of common securities in Downey Financial Capital Trust I	3,711	-	-
Proceeds from maturities or calls of U.S. Treasury securities, agency
obligations and other investment securities available for sale	673,931	656,724	525,440
Purchase of:
U.S. Treasury securities, agency obligations and other investment
securities available for sale	(2,025,088)	(899,522)	(674,740)
Mortgage-backed securities available for sale	-	-	(1,014,098)
Loans receivable held for investment	(238,444)	(705,887)	(466,702)
Premises and equipment	(14,470)	(15,298)	(20,369)
Federal Home Loan Bank stock	(114,720)	-	-
Originations of loans receivable held for investment (net of refinances of $636,459 for the year ended December 31, 2004, $389,360 for the year ended December 31, 2003 and $287,166 for the year ended
December 31, 2002)	(8,046,161)	(3,930,536)	(3,987,922)
Principal payments on loans receivable held for investment and
mortgage-backed securities available for sale	3,934,195	4,824,628	3,675,999
Net change in undisbursed loan funds	217,589	50,190	60,342
Investments in real estate held for investment	(29,380)	(4,332)	(18,134)
Other, net	3,337	3,866	4,318

Net cash provided by (used for) investing activities	(3,096,447)	22,873	(701,427)

See accompanying notes to consolidated financial statements.

Page 73	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,

(In Thousands)	2004	2003	2002

Cash flows from financing activities
Net increase (decrease) in deposits	$1,364,220	$(944,592)	$618,784
Proceeds from FHLB advances and other borrowings	22,862,169	11,680,361	7,220,550
Repayments of FHLB advances and other borrowings	(20,423,430)	(11,175,134)	(7,119,178)
Proceeds from the issuance of senior notes	197,844	-	-
Redemption of junior subordinated debentures	(123,711)	-	-
Purchase of treasury stock	(6,211)	-	(12,170)
Proceeds from exercise of stock options	843	-	392
Cash dividends	(11,172)	(10,056)	(10,124)
Other, net	(8,348)	-	-

Net cash provided by (used for) financing activities	3,852,204	(449,421)	698,254

Net increase (decrease) in cash and cash equivalents	6,335	(12,912)	(17,001)
Cash and cash equivalents at beginning of period	113,167	126,079	143,080

Cash and cash equivalents at end of period	$119,502	$113,167	$126,079

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$243,094	$234,478	$318,665
Income taxes	20,907	44,142	73,459
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	18,071	10,929	2,928
Loans transferred from held for investment to held for sale	995,696	3,655	-
Loans exchanged for mortgage-backed securities	1,796,201	5,642,483	5,104,433
Real estate acquired in settlement of loans	3,415	14,429	25,208
Loans to facilitate the sale of real estate acquired in settlement of loans	98	5,973	15,163

See accompanying notes to consolidated financial statements.

Page 74	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

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

Business

Downey provides a full range of financial services to individual and corporate customers primarily in California. Downey is subject to competition from other financial institutions. Downey is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the results of operations for the reporting periods. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for losses on loans, real estate and mortgage servicing rights ("MSRs"), the valuation of expected rate lock commitments and prepayment reserves related to sales of loans and MSRs. Management believes that the allowances established for losses on loans, real estate and MSRs are adequate, that the valuation of expected rate lock commitments are reasonable and that the prepayment reserves are sufficient. While management uses available information to recognize losses on loans, real estate and MSRs, to value expected rate lock commitments and to review adequacy of prepayment reserves, future changes to the allowances, valuations or prepayment reserves may be necessary based on changes in economic conditions, including market interest rates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey’s allowances for losses on loans, real estate and MSRs, valuation of expected rate lock commitments and prepayment reserves. Such agencies may require Downey to recognize changes to the allowances, valuations or prepayment reserves based on their judgments about information available to them at the time of their examination.

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

Derivatives and Hedges

Derivative financial instruments are recorded at fair value and reported as either assets or liabilities on the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings or other comprehensive income, net of tax, if they qualify for hedge accounting and if the hedge is highly effective in achieving offsetting changes in fair values or the cash flows of the asset or liability being hedged. Derivative instruments designated in a hedge relationship to mitigate exposure to the variability in fair values or expected future cash flows are considered fair value hedges or cash flow hedges, respectively. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge.

Page 76	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Loans Held for Sale

Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or fair value, determined on an aggregate basis. Effective with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the carrying amount includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of commitment to the date of funding. Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred to the held for sale portfolio at amortized cost and the lower of cost or fair value method is then applied.

Gains or Losses on Sales of Loans and MSRs

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

Interest income on loans is recognized on an accrual basis. Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity. The amortization of discounts into income is discontinued on loans that are contractually ninety days past due or when collection of interest appears doubtful.

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

Accrued interest on loans, including impaired loans, that are contractually ninety days or more past due or when collection of interest appears doubtful is generally reversed and charged against interest income. Income is subsequently recognized only to the extent cash payments are received and the principal

Page 77	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems adequate to cover inherent losses. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to specific large loans (loans over $5 million), management evaluates the loans on an individual basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, Downey reviews all loans under $5 million by analyzing their performance and composition of collateral as a whole because of their relatively homogeneous nature, unless an individual loan or borrower relationship warrants separate analysis. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to loans with no well-defined deficiency or weakness and are determined by applying against such loans factors for each major loan category that consider past loss experience and loan duration. Allocated allowances relate to loans with well-defined deficiencies or weaknesses and are generally determined by loss factors that consider past loss experience for such loans or are determined by the excess of the recorded investment in the loan over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other factors such as prevailing and forecasted economic conditions.

Downey considers a loan to be impaired when, based upon current information and events, it believes it is probable that Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, Downey considers large non-homogeneous loans that are on non-accrual, have been restructured or are performing but exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. Downey bases the measurement of collateral dependent impaired loans on the net fair value of the loan’s collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan’s effective rate or the loan’s observable market price. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

In the opinion of management, and in accordance with the loan loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable loan losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate owned and the fair value of the property is less than the loan balance. Recoveries are credited to the allowance.

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

Premises and Equipment

Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings is 15 years. The estimated useful life for furniture, fixtures and equipment, including computer equipment and software, is 3-10 years.

Impairment of Long-Lived Assets

Downey reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Senior Notes and Junior Subordinated Debentures

Long-term borrowings are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest expense using the interest method. Debt issuance costs are recognized in interest expense using the interest method over the life of the instrument.

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

Treasury Stock

Downey applies the cost method of accounting for treasury stock. The cost method requires Downey to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the balance sheet. The treasury stock account is increased for the cost of the shares acquired and is reduced upon reissuance at cost on a first-in-first-out basis. If the treasury shares are reissued at a price in excess of the acquisition cost, the excess is added to paid-in capital from treasury stock. If the treasury shares are reissued at less than acquisition cost, the deficiency is treated as a reduction of any paid-in capital related to previous reissuances or retirements. If the balance in paid-in capital from treasury stock is insufficient to absorb the deficiency, the remainder is recorded as a reduction of retained earnings.

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

(In Thousands, Except Per Share Data)	2004	2003	2002

Net income:
As reported	$107,662	$101,741	$112,293
Stock based compensation expense, net of tax	-	-	(13)

Pro forma	107,662	101,741	112,280
Earnings per share – Basic:
As reported	$3.86	$3.64	$3.99
Pro forma	3.86	3.64	3.99
Earnings per share – Diluted:
As reported	3.85	3.64	3.99
Pro forma	3.85	3.64	3.99

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

Current Accounting Standards

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

In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. To Downey’s knowledge, no timetable has been established yet for the completion of this project. In the meantime, the Securities and Exchange Commission ("SEC") issued guidance in Staff Accounting Bulletin No. 105 ("SAB 105"). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. There is no financial impact from SAB 105 on Downey, as Downey’s accounting for expected interest rate lock commitments has been in accordance with the bulletin.

At December 31, 2004, Downey had an asset recorded for interest rate lock derivatives of $2.0 million and a contra asset for the capitalized basis adjustment to loans held for sale of $4.1 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At December 31, 2003, Downey had assets recorded for interest rate lock derivatives of $0.1 million and capitalized basis adjustment to loans held for sale of $0.3 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. The offsetting credit to these assets was recorded as SFAS 133 gains in net gains on sales of loans and mortgage-backed securities.

Statement of Financial Accounting Standards No. 123R

Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accounting for employee-stock-ownership-plan transaction ("ESOP’s") will continue to be accounted for in accordance with SOP 93-6, "Employers’ Accounting for Employee Stock Ownership Plans." SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. It is not expected that SFAS 123R will have a material financial impact on Downey, unless a significant number of new option grants are made.

Statement of Financial Accounting Standards No. 153

Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"), require exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has a commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, APB Opinion No. 29, "Accounting for Nonmonetary Transactions," required that the accounting for an exchange of a productive asset for a similar productive asset should be based on

Page 81	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

the recorded amount of the asset relinquished with no gain recognition. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 is not expected to have a material financial impact on Downey.

Emerging Issues Task Force Issue No. 03-1

In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Paragraph 10 of EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company’s liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. A pattern of selling investments prior to the forecasted fair value recovery may call into question a company’s intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This guidance was effective for reporting periods beginning after June 15, 2004 with the exception of paragraphs 10 - 20 of EITF 03-1, which will be deliberated further. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The outcome of this deliberation may accelerate the recognition of losses from declines in value on debt securities due to interest rates; however, it is not anticipated to have a significant impact on stockholders’ equity as changes in market value of available-for-sale securities are already included in Accumulated Other Comprehensive Income.

Statement of Position 03-3

Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for fiscal years beginning after December 15, 2004 and is to be applied prospectively. SOP 03-3 is not expected to have a material financial impact on Downey.

Page 82	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(2) U.S. Treasury Securities, Agency Obligations and Other Investment Securities Available for Sale

The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale are summarized as follows:

		Gross	Gross	Estimated
Amortized		Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury and agency securities	$496,275	$748	$79	$496,944
Other investment securities	65	-	-	65

December 31, 2004	$496,340	$748	$79	$497,009

U.S. Treasury and agency securities	$688,612	$1,839	$170	$690,281
Other investment securities	66	-	-	66

December 31, 2003	$688,678	$1,839	$170	$690,347

At December 31, 2004, virtually all of Downey’s securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from February 2005 to September 2014. In addition, at December 31, 2004, all of these investment securities contained call provisions ranging from January 7, 2005 until maturity.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2004 are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and agency securities	$231,262	$79	$-	$-	$231,262	$79
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$231,262	$79	$-	$-	$231,262	$79

The amortized cost and estimated fair value of U.S. Treasury securities, agency obligations and other investment securities available for sale at December 31, 2004, by contractual maturity, are shown below.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	61,152	61,137
Due after five years through ten years	426,540	427,167
Due after ten years	8,648	8,705

Total	$496,340	$497,009

Proceeds and gross realized gains and losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of U.S. Treasury securities, agency obligations and other investment securities available for sale are recorded using the specific identification method and are summarized as follows:

(In Thousands)	2004	2003	2002

Proceeds	$1,527,035	$15,275	$92,137

Gross realized gains	$4,916	$8	$675

Gross realized losses	$21,494	$-	$456

In 2004, gains of $0.5 million were realized on called securities with proceeds of $103 million. Net unrealized gains on investment securities available for sale were recognized in stockholders’ equity as

Page 83	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

accumulated other comprehensive income in the amount of $0.7 million, or $0.4 million net of income taxes, at December 31, 2004, compared to net unrealized gains of $1.7 million, or $1.0 million net of income taxes, at December 31, 2003.

(3) Loans and Mortgage-Backed Securities Purchased Under Resale Agreements

There were no loans and mortgage-backed securities purchased under resale agreements during 2004. During 2003, the average interest rate and balance of such transactions was 1.17% and $19 million, respectively, with no outstanding balance at December 31, 2003. The maximum amount outstanding at any month-end during 2003 was $100 million.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated fair value of the mortgage-backed securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

December 31, 2004:
Non-agency certificates	$303	$1	$-	$304

Total	$303	$1	$-	$304

December 31, 2003:
Non-agency certificates	$327	$7	$-	$334

Total	$327	$7	$-	$334

Net unrealized gains on mortgage-backed securities available for sale recognized in stockholders’ equity as accumulated other comprehensive income was less than one thousand at December 31, 2004 and was $7,000, or $4,000 net of income taxes, at December 31, 2003.

Included in mortgage-backed securities available for sale results are loans originated for sale that are exchanged with government-sponsored agencies for mortgage-backed securities collateralized by these loans. Gains and losses are not recorded on exchange until the securities are sold to a third party, usually the same day.

Proceeds and gross realized gains and losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of mortgage-backed securities available for sale are recorded using the specific identification method and are summarized as follows:

(In Thousands)	2004	2003	2002

Proceeds	$1,800,927	$5,680,924	$6,187,799

Gross realized gains	$14,825	$67,838	$39,951

Gross realized losses	$2,522	$9,652	$6,974

Page 84	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(5) Loans Receivable

Loans receivable are summarized as follows:

	December 31,

(In Thousands)	2004	2003

Held for investment:
Loans secured by real estate:
Residential:
One-to-four units	$11,509,067	$8,737,471
One-to-four units – subprime	1,254,452	988,039
Five or more units	96,587	92,928
Commercial real estate	32,678	49,286
Construction	67,519	105,706
Land	25,569	16,855
Non-mortgage:
Commercial	4,997	4,975
Automobile	858	3,823
Other consumer	283,798	95,319

Total loans receivable held for investment	13,275,525	10,094,402
Increase (decrease) for:
Undisbursed loan funds	(49,089)	(56,543)
Net deferred costs and premiums	232,277	108,990
Allowance for losses	(34,714)	(30,330)

Total loans held for investment, net	$13,423,999	$10,116,519

Held for sale:
Loans secured by real estate:
Residential one-to-four units	$1,122,534	$276,295
Other consumer	-	3,090
Capitalized basis adjustment (a)	(4,059)	272

Total loans held for sale, net	$1,118,475	$279,657

(a) Reflected the change in fair value of the rate lock derivative from the commitment date to the date of funding.

At December 31, 2004, approximately 90% of the real estate securing Downey’s loans was located in California.

The combined weighted average interest yield on loans receivable held for investment and sale was 4.67% and 4.61% at December 31, 2004 and 2003, respectively, and averaged 4.22%, 4.83% and 5.93% during 2004, 2003 and 2002, respectively.

Most of Downey’s adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments. At December 31, 2004, loans with negative amortization represented 89% of Downey’s adjustable rate one-to-four unit residential portfolio, of which $37 million represented the amount of negative amortization included in the loan balance. This compares to 73% and $48 million, respectively, at December 31, 2003.

Page 85	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A summary of activity in the allowance for loan losses for loans receivable held for investment during 2004, 2003 and 2002 follows:

					Not
	Real			Other	Specifically
(In Thousands)	Estate	Commercial	Automobile	Consumer	Allocated	Total

Balance at December 31, 2001	$31,877	$573	$277	$593	$2,800	$36,120
Provision for (reduction of)
loan losses	308	13	(120)	738	-	939
Charge-offs	(1,789)	-	(104)	(338)	-	(2,231)
Recoveries	111	-	47	13	-	171

Balance at December 31, 2002	30,507	586	100	1,006	2,800	34,999
Provision for (reduction of)
loan losses	(4,109)	(106)	(12)	509	-	(3,718)
Charge-offs	(850)	(20)	(54)	(215)	-	(1,139)
Recoveries	164	-	4	20	-	188

Balance at December 31, 2003	25,712	460	38	1,320	2,800	30,330
Provision for (reduction of)
loan losses	1,596	(9)	(15)	1,323	-	2,895
Charge-offs	(206)	-	(22)	(155)	-	(383)
Recoveries	1,845	-	12	15	-	1,872

Balance at December 31, 2004	$28,947	$451	$13	$2,503	$2,800	$34,714

Net recoveries represented 0.01% of average loans for 2004, while net charge-offs were 0.01% and 0.02% of average loans in 2003 and 2002, respectively.

All impaired loans at December 31, 2004, 2003 and 2002 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

	Carrying	Specific	Net
(In Thousands)	Value	Allowance	Balance

December 31, 2004:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	2,750	-	2,750

Total impaired loans	$2,750	$-	$2,750

December 31, 2003:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	12,485	-	12,485

Total impaired loans	$12,485	$-	$12,485

December 31, 2002:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	12,714	-	12,714

Total impaired loans	$12,714	$-	$12,714

The average recorded investment in impaired loans totaled $10 million and $13 million in 2004 and 2003, respectively. Total interest recognized on the impaired loan portfolio was $0.8 million, $1.4 million and $1.3 million in 2004, 2003 and 2002, respectively, which is virtually the same for interest recognized on a cash basis over the periods mentioned.

The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $32 million and $43 million at December 31, 2004 and 2003, respectively. Downey had virtually no commitments to lend additional funds to borrowers whose loans were on non-accrual status. At December 31, 2004 and 2003, Downey had no troubled debt restructurings.

Page 86	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Interest due on non-accrual loans, but excluded from interest income, was approximately $1.1 million at December 31, 2004, compared to $1.5 million at December 31, 2003 and $2.6 million at December 31, 2002.

Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 2004, the Bank had extended loans to one director and his associates totaling $21 million. At December 31, 2003, the Bank had extended loans to two of its directors and their associates totaling $20 million. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2004 and 2003:

(In Thousands)	2004	2003

Balance at beginning of period	$19,546	$20,164
Additions	3,584	343
Repayments	(1,789)	(961)

Balance at end of period	$21,341	$19,546

(6) Investments in Real Estate and Joint Ventures

Investments in real estate and joint ventures are summarized as follows:

	December 31,

(In Thousands)	2004	2003

Gross investments in real estate (a)	$36,756	$24,383
Accumulated depreciation	(5,558)	(5,463)
Allowance for losses	(1,436)	(1,436)

Investments in real estate	29,762	17,484

Investments in and interest bearing advances to joint ventures	25,649	18,232
Joint venture valuation allowance	-	-

Investments in joint ventures	25,649	18,232

Total investments in real estate and joint ventures	$55,411	$35,716

(a) Included $4 million and $1 million invested in low income housing in 2004 and 2003, respectively.

The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of less than $1 million and general valuation allowances of less than $1 million, at December 31, 2004:

(In Thousands)	California	Arizona	Total

Shopping centers	$930	$9,971	$10,901
Residential (a)	29,586	-	29,586
Land	12,613	3,041	15,654

Total real estate before general valuation allowance	$43,129	$13,012	56,141
General valuation allowance			(730)

Net investment in real estate and joint ventures			$55,411

(a) Included $4 million invested in low income housing.

Page 87	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A summary of real estate and joint venture operations included in Downey’s results of operations is as follows:

(In Thousands)	2004	2003	2002

Wholly owned operations:
Rental operations:
Rental income	$2,336	$2,576	$3,624
Costs and expenses	(1,322)	(1,363)	(1,522)

Net rental operations	1,014	1,213	2,102
Net gains on sales of wholly owned real estate	5,657	3,317	1,200
(Provision for) reduction of losses on real estate	-	(528)	448

Total wholly owned operations	6,671	4,002	3,750

Joint venture operations:
Equity in net income from joint ventures	5,655	4,379	5,476
Provision for losses provided by DSL Service Company	-	-	-

Net joint venture operations	5,655	4,379	5,476
Interest from joint venture advances	1,576	1,454	1,024

Total joint venture operations	7,231	5,833	6,500

Total	$13,902	$9,835	$10,250

Activity in the allowance for losses on investments in real estate and joint ventures for 2004, 2003 and 2002 is as follows:

	Real Estate	Shopping
	Held for	Centers	Investments
	or Under	Held for	In Joint
(In Thousands)	Development	Investment	Ventures	Total

Balance at December 31, 2001	$1,033	$1,657	$-	$2,690
Reduction of estimated losses	(90)	(358)	-	(448)
Charge-offs	(840)	(494)	-	(1,334)
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2002	103	805	-	908
Provision for estimated losses	-	528	-	528
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2003	103	1,333	-	1,436
Provision for estimated losses	-	-	-	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2004	$103	$1,333	$-	$1,436

Page 88	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed financial information of joint ventures reported on the equity method is as follows:

Condensed Combined Balance Sheets - Joint Ventures

	December 31,

(In Thousands)	2004	2003

Assets
Cash	$23,325	$6,915
Projects under development	53,065	37,945
Other assets	1,688	4,581

	$78,078	$49,441

Liabilities and Equity
Liabilities:
Notes payable	$43,870	$22,244
Other	6,966	4,412
Equity:
DSL Service Company (a)	25,649	18,232
Other partners (b)	1,593	4,553

Net equity	27,242	22,785

	$78,078	$49,441

(a) Included in these amounts are interest-bearing joint venture advances with priority interest payments from joint ventures to DSL Service Company.
(b) The aggregate other partners’ equity of $2 million and $5 million at December 31, 2004 and 2003, respectively, represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey’s internal asset review process, the fair value of the joint venture real estate assets is compared to the secured notes payable to the Bank and others and DSL Service Company’s equity investment. To the extent the fair value of the real estate assets is less than the aggregate of those amounts, a provision is made to create a valuation allowance. No valuation allowance was required at both December 31, 2004 and 2003.

Condensed Combined Statements of Operations - Joint Ventures

(In Thousands)	2004	2003	2002

Real estate sales:
Sales	$32,966	$52,495	$38,520
Cost of sales	(21,886)	(44,519)	(26,758)

Net gains on sales	11,080	7,976	11,762

Rental operations:
Rental income	-	-	182
Operating expenses	-	(84)	(239)
Interest, depreciation and other expenses	(473)	9	(2,056)

Net loss on rental operations	(473)	(75)	(2,113)

Net income	10,607	7,901	9,649
Less other partners’ share of net income	4,952	3,522	4,173

DSL Service Company’s share of net income	5,655	4,379	5,476
Provision for losses provided by DSL Service Company	-	-	-

DSL Service Company’s share of net income	$5,655	$4,379	$5,476

Page 89	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(7) Real Estate Acquired in Settlement of Loans

The type and amount of real estate acquired in settlement of loans is summarized as follows:

	December 31,

(In Thousands)	2004	2003

Residential one-to-four units	$1,733	$3,657
Residential one-to-four units – subprime	822	2,146

Total real estate acquired in settlement of loans	$2,555	$5,803

A summary of net operation of real estate acquired in settlement of loans included in Downey’s results of operations follows:

(In Thousands)	2004	2003	2002

Net gains on sales	$(603)	$(2,026)	$(2,231)
Net operating expense	239	753	1,634
Provision for estimated losses	108	344	608

Net operations of real estate acquired in settlement of loans	$(256)	$(929)	$11

(8) Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,

(In Thousands)	2004	2003

Land	$26,872	$25,858
Building and improvements	103,453	101,192
Furniture, fixtures and equipment	101,931	97,517
Construction in progress	2,128	104
Other	107	107

Total premises and equipment	234,491	224,778
Accumulated depreciation and amortization	(128,253)	(114,462)

Total premises and equipment, net	$106,238	$110,316

Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend. Rental expense was $4.8 million in 2004, $4.5 million in 2003 and $3.8 million in 2002. The following table summarizes future minimum rental commitments under noncancelable leases.

(In Thousands)

2005	$4,858
2006	3,991
2007	2,909
2008	2,088
2009	1,528
Thereafter (a)	1,370

Total future lease commitments	$16,744

(a) There are no lease commitments beyond the year 2014, though options to renew at that time are available.

Page 90	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(9) Federal Home Loan Bank Stock

The Bank’s required investment in FHLB stock, carried at cost, based on December 31, 2004 financial data, was $215 million. The investment in FHLB stock amounted to $244 million and $123 million at December 31, 2004 and 2003, respectively. A new capital plan of the FHLB was approved by the Federal Housing Finance Board and was implemented on April 1, 2004. Each member is required to own a minimum stock amount equal to the greater of 1% of membership asset value (capped at $25 million) or 4.7% of FHLB advances.

(10) Investment in Downey Financial Capital Trust I

Downey owned all of the issued and outstanding common securities of Downey Financial Capital Trust I ("Trust") totaling $4 million as of December 31, 2003. The Trust was established by Downey for the purpose of issuing capital securities and using the net proceeds from the sale to make investments in the Bank and for other general corporate purposes. The sole asset of the Trust was the junior subordinated debentures. On July 23, 2004, the junior subordinated debentures were redeemed before maturity and the Trust in turn redeemed all of its outstanding capital securities and common securities. For information regarding the Trust, see Note 18.

(11) Mortgage Servicing Rights

The following table summarizes the activity in MSRs and its related allowance for the years indicated and other related financial data:

(Dollars in Thousands)	2004	2003	2002

Gross balance at beginning of period	$95,183	$90,584	$65,630
Additions	31,991	61,110	53,236
Amortization	(17,789)	(24,774)	(14,435)
Sales	(61,663)	-	(1,354)
Impairment write-down	(27,220)	(31,737)	(12,493)

Gross balance at end of period	20,502	95,183	90,584

Allowance balance at beginning of period	13,008	32,855	8,735
Provision for impairment	16,750	11,890	36,613
Impairment write-down	(27,220)	(31,737)	(12,493)

Allowance balance at end of period	2,538	13,008	32,855

Total mortgage servicing rights, net	$17,964	$82,175	$57,729

As a percentage of associated mortgage loans	0.86%	0.89%	0.72%
Estimated fair value (a)	17,968	82,314	57,736
Weighted average expected life (in months)	53	59	43
Custodial account earnings rate	2.69%	1.65%	1.61%
Weighted average discount rate	9.03	8.95	8.35

At period end
Mortgage loans serviced for others:
Total	$6,672,984	$9,313,948	$8,316,236
With capitalized mortgage servicing rights: (a)
Amount	2,100,452	9,268,308	8,036,393
Weighted average interest rate	5.59%	5.79%	6.51%
Total loans sub-serviced without mortgage servicing rights: (b)
Term – less than six months	610,263	-	194,874
Term – indefinite	3,931,483	-	-

Custodial account balances	$143,765	$232,562	$378,560

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(b) Servicing is performed for a fixed fee per loan each month.

Page 91	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of MSRs, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impact the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of MSRs for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. The table also summarizes the earnings impact associated with provisions for or reductions of the valuation allowance for MSRs. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, such as term and interest rate. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$3,661	$976	$(602)	$3,778
Reduction of (increase in) valuation allowance	1,943	946	(600)	2,171

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(8,389)	(1,016)	601	(9,409)
Reduction of (increase in) valuation allowance	(8,386)	(1,014)	591	(9,407)

(a) The weighted-average expected life of the MSRs portfolio is 69 months.
(b) The weighted-average expected life of the MSRs portfolio is 23 months.

The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the years indicated:

(In Thousands)	2004	2003	2002

Net cash servicing fees	$20,945	$21,215	$16,536
Payoff and curtailment interest cost (a)	(5,631)	(11,611)	(5,117)
Amortization of mortgage servicing rights	(17,789)	(24,774)	(14,435)
Provision for impairment of mortgage servicing rights	(16,750)	(11,890)	(36,613)

Total loan servicing loss, net	$(19,225)	$(27,060)	$(39,629)

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(12) Other Assets

Other assets are summarized as follows:

	December 31,

(In Thousands)	2004	2003

Income tax refund receivable	$-	$31,538
Accrued interest receivable	48,961	36,290
Prepaid expenses	4,100	8,043
Expected rate lock commitments	1,957	95
Excess of purchase price over fair value of
assets acquired and liabilities assumed, net (a)	3,150	3,150
Other	5,570	6,030

Total other assets	63,738	$85,146

(a) No impairment existed at December 31, 2004 or 2003.

(13) Deposits

Deposits are summarized as follows:

	December 31,

	2004		2003

	Weighted		Weighted
	Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$601,588	-%	$429,743
Interest-bearing checking (a)	0.33	534,775	0.21	462,733
Money market	1.05	158,519	1.05	142,418
Regular passbook	1.12	2,813,078	1.12	4,036,464

Total transaction accounts	0.85	4,107,960	0.94	5,071,358
Certificates of deposit:
Less than 2.00%	1.59	912,234	1.17	1,548,398
2.00-2.49	2.38	3,003,000	2.23	338,763
2.50-2.99	2.80	495,119	2.73	222,436
3.00-3.49	3.19	327,552	3.27	305,258
3.50-3.99	3.84	94,611	3.78	106,861
4.00-4.49	4.26	257,369	4.27	240,459
4.50-4.99	4.83	424,937	4.83	420,262
5.00 and greater	5.62	35,196	5.59	39,963

Total certificates of deposit	2.66	5,550,018	2.44	3,222,400

Total deposits	1.89%	$9,657,978	1.52%	$8,293,758

(a) Included amounts swept into money market accounts.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $2.1 billion and $1.1 billion at December 31, 2004 and 2003, respectively.

Page 93	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

At December 31, 2004, scheduled maturities of certificates of deposit are as follows:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2005	2.37%	$4,268,382
2006	3.06	641,151
2007	4.52	428,291
2008	3.20	107,367
2009	3.77	104,727
Thereafter	4.00	100

Total	2.66%	$5,550,018

The weighted average cost of deposits averaged 1.67%, 1.84% and 2.79% during 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, public funds totaled approximately $1 million and were secured by mortgage loans with a carrying value of approximately $2 million and $1 million, respectively.

Interest expense on deposits by type is summarized as follows:

(In Thousands)	2004	2003	2002

Interest-bearing checking (a)	$2,007	$1,164	$1,391
Money market	1,539	1,485	1,929
Regular passbook	38,458	53,109	69,113
Certificate accounts	110,254	106,067	172,108

Total deposit interest expense	$152,258	$161,825	$244,541

(a) Included amounts swept into money market deposit accounts.

Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was less than $1 million at both December 31, 2004 and 2003.

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized as follows:

(Dollars in Thousands)	2004	2003	2002

Balance at year end	$-	$-	$-
Average balance outstanding during the year	155,204	-	7,494
Maximum amount outstanding at any month-end during the year	507,027	-	182,358
Weighted average interest rate during the year	0.87%	-%	1.86%

The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

Page 94	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(15) Federal Home Loan Bank Advances

FHLB advances are summarized as follows:

(Dollars in Thousands)	2004	2003	2002

Balance at year end (a)	$4,559,622	$2,125,150	$1,624,084
Average balance outstanding during the year	3,395,547	1,488,723	1,403,268
Maximum amount outstanding at any month-end during the year	4,698,051	2,125,150	1,687,431
Weighted average interest rate during the year (a)	2.42%	3.98%	4.33%
Weighted average interest rate at year end (a)	2.77	3.08	3.88
Year-end loans receivable securing advances	$5,374,176	$2,442,239	$1,860,292

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

In addition to the collateral securing existing advances, Downey had an additional $2.3 billion in loans available at the FHLB as collateral for any future advances as of December 31, 2004.

FHLB advances have the following maturities at December 31, 2004:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2005	2.48%	$3,967,750
2006	4.72	76,300
2007	5.01	65,000
2008 (a)	4.68	421,572
2009	-	-
Thereafter	4.03	29,000

Total	2.77%	$4,559,622

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

(16) Real Estate Notes

There were no real estate notes payable as of December 31, 2004. As of December 31, 2003, real estate notes consisted of one long-term note payable of $4 million, which was secured by real estate valued at $7 million. The note payable had a fixed interest rate of 6.625% for the first seven years and had adjustments annually thereafter with changes tied to the 1 year CMT index plus 3.15%. The note rate was not to exceed 10.625% and was to mature on May 1, 2013. The note was paid prior to its maturity in 2004.

(17) Senior Notes

On June 23, 2004, Downey issued $200 million of 6.5% 10-year unsecured senior notes due July 1, 2014. Net proceeds from the sale of the notes, after deducting underwriting discounts and offering expenses, were approximately $198 million. The net proceeds from the issue were used to redeem junior subordinated debentures with the remainder having been used to make a capital investment in the Bank to support its asset growth. The carrying value of the senior notes is at $198 million with an effective interest rate of 6.65%.

Page 95	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(18) Junior Subordinated Debentures

On July 23, 2004, Downey redeemed the junior subordinated debentures before maturity. These debentures had a principal amount of $124 million payable by Downey Financial Corp. to Downey Financial Capital Trust I ("Trust"), a wholly owned special purpose entity. The Trust in turn redeemed all of its outstanding capital securities and common securities. On July 23, 1999, Downey issued through the Trust $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, paid quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. The capital securities represented undivided beneficial interests in the Trust. Downey owned all of the issued and outstanding common securities of the Trust aggregating $4 million and reported them separately on the balance sheet. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the junior subordinated debentures issued by Downey Financial Corp. The sole asset of the Trust was the junior subordinated debentures. The debentures carried an interest rate of 10.00% and were due September 15, 2029.

(19) Income Taxes

A payable of $19 million was recorded for current income taxes at December 31, 2004 compared to a $30 million receivable at December 31, 2003. The prior year figure represented refund claims related to a change in the Bank’s method of accounting for loan origination costs during 2003. Those refunds were received during 2004 and applied toward the Bank’s current-year tax liability.

Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

	December 31,

(In Thousands)	2004	2003

Deferred tax liabilities:
Deferred loan costs	$100,793	$55,075
FHLB stock dividends	21,260	17,976
Tax reserves in excess of base year	10,531	20,067
Deferred loan fees	5,737	7,669
Mortgage servicing rights, net of allowances	5,115	36,801
Equity in joint ventures	3,234	3,233
Depreciation on premises and equipment	2,724	3,113
Unrealized gains on investment securities	283	709
Fair value adjustment on loans held for sale	-	753

Total deferred tax liabilities	149,677	145,396

Deferred tax assets:
Loan valuation allowances, net of bad debt charge-offs	(16,248)	(14,238)
California franchise tax	(8,134)	(1,141)
Deferred compensation	(1,873)	(2,037)
Fair value adjustment on loans held for sale	(495)	-
Real estate and joint venture valuation allowances	(327)	(323)
Derivative instrument adjustment	(51)	(118)
Other deferred income items	(5,133)	(8,941)

Total deferred tax assets	(32,261)	(26,798)
Deferred tax assets valuation allowance	-	-

Net deferred tax liability	$117,416	$118,598

Page 96	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Income taxes are summarized as follows:

(In Thousands)	2004	2003	2002

Federal:
Current	$56,092	$24,319	$33,290
Deferred	(6,139)	31,018	27,785

Total federal income taxes	$49,953	$55,337	$61,075

State:
Current	$13,936	$3,260	$19,380
Deferred	5,316	15,865	1,738

Total state income taxes	$19,252	$19,125	$21,118

Total:
Current	$70,028	$27,579	$52,670
Deferred	(823)	46,883	29,523

Total income taxes	$69,205	$74,462	$82,193

A reconciliation of income taxes to the expected statutory federal corporate income taxes follows:

	2004		2003		2002

(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Expected statutory income taxes	$61,904	35.0%	$61,671	35.0%	$68,070	35.0%
California franchise tax, net of federal income
tax benefit	12,514	7.1	12,431	7.1	13,727	7.1
Settlement of prior year tax return issues	(5,589)	(3.2)	-	-	-	-
Increase resulting from other items	376	0.2	360	0.2	396	0.2

Income taxes	$69,205	39.1%	$74,462	42.3%	$82,193	42.3%

The effective tax rate for 2004 reflects a reduction of $5.6 million to Downey’s provision for taxes from the settlement of prior-year tax return issues.

Downey made income and franchise tax payments, net of refunds, amounting to $20.9 million, $44.1 million and $73.5 million in 2004, 2003 and 2002, respectively.

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

(20) Stockholders’ Equity

Regulatory Capital

The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2004 and 2003.

Regulation guidelines consider subprime lending a high-risk activity that is unsafe and unsound if the risks associated with subprime lending are not properly controlled. Specifically, these guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

  have subprime assets equal to 25% or higher of Tier 1 capital, or have subprime portfolios experiencing rapid growth or adverse performance trends, are administered by inexperienced management, or have inadequate or weak controls.

Page 97	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Downey’s subprime portfolio, pursuant to its definition, represented 114% of Tier 1 capital as of year-end 2004. The OTS notified Downey that as of March 31, 2003, it was required to risk weight the subprime residential loans at 75% versus the current 50% risk weighting. This change increased the required regulatory capital associated with subprime loans by one and one-half times that of prime residential loans. Downey is not subject to any other regulatory capital requirements.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by Downey to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory enforcement actions against it including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

			Under Prompt Corrective Action Provisions

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2004:
Risk-based capital
(to risk-weighted assets)	$1,138,830	13.71%	$664,491	8.00%	$830,614	10.00%
Core capital
(to adjusted assets)	1,104,567	7.09	467,164	3.00	778,607	5.00
Tangible capital
(to adjusted assets)	1,104,567	7.09	233,582	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	1,104,567	13.30	-	- (a)	498,369	6.00

2003:
Risk-based capital
(to risk-weighted assets)	$952,367	15.55%	$490,085	8.00%	$612,607	10.00%
Core capital
(to adjusted assets)	922,542	7.96	347,592	3.00	579,320	5.00
Tangible capital
(to adjusted assets)	922,542	7.96	173,796	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	922,542	15.06	-	- (a)	367,564	6.00

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

As of December 31, 2004, the Bank had the capacity to declare a dividend totaling $230 million without obtaining prior OTS approval.

Treasury Stock

On July 24, 2002, the Board of Directors authorized a share repurchase program of up to $50 million of common stock. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at Downey’s discretion, and were

Page 98	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

contingent upon its overall financial condition, as well as market conditions in general. On September 27, 2004, the Board of Directors terminated the stock repurchase program due to significant asset growth. A total of 420,800 shares of common stock have been repurchased at an aggregate cost of $43.68 per share. During 2004, 39,561 shares of treasury stock were reissued below cost upon the exercise of Downey stock options at an average exercise price of $21.32.

Common stock repurchases were as follows:

	Common Stock
	Number of	Average	Available
	Shares	Price	Repurchases

Authorized share repurchase program – July 24, 2002	-	$-	$50,000,000
August 2002	212,300	41.04	41,287,128
November 2002	94,000	36.78	37,829,808
August 2004	114,500	54.24	31,619,328

Balance (a)	420,800	$43.68	$-

(a) On September 27, 2004, the Board of Directors terminated the stock repurchase authorization.

Employee Stock Option Plans

During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan ("LTIP"). The LTIP provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. At December 31, 2004, the Bank had 381,239 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

No shares have been granted under the LTIP since 1998.

Options outstanding under the LTIP at December 31, 2004 and 2003 are summarized as follows:

	Outstanding Options

	Number	Average
	of	Option
	Shares	Price

December 31, 2001	120,189	$22.69
Options granted	-	-
Options exercised	(21,974)	17.83
Options canceled	(5,740)	25.44

December 31, 2002	92,475	23.67
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2003	92,475	23.67
Options granted	-	-
Options exercised	(39,561)	21.32
Options canceled	-	-

December 31, 2004	52,914	$25.44

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

At December 31, 2004, options for 52,914 shares were outstanding at a weighted average remaining contractual life of four years, all of which were exercisable at a weighted average option price per share of $25.44 and 131,851 shares were available for future grants under the LTIP. At December 31, 2003 and 2002, options of 92,475 and 76,583, respectively, were exercisable at a weighted average option price per share of $23.67 and $23.31, respectively.

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

(In Thousands, Except Per Share Data)	2004	2003	2002

Net income:
As reported	$107,662	$101,741	$112,293
Stock based compensation expense, net of tax	-	-	(13)

Pro forma	107,662	101,741	112,280
Earnings per share – Basic:
As reported	$3.86	$3.64	$3.99
Pro forma	3.86	3.64	3.99
Earnings per share – Diluted:
As reported	3.85	3.64	3.99
Pro forma	3.85	3.64	3.99

As of December 31, 2002, stock-based compensation would have been fully expensed over the vesting period of the stock options granted, if Downey had recorded stock-based compensation expense.

(21) Earnings Per Share

Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. A reconciliation of the components used to derive basic and diluted earnings per share for 2004, 2003 and 2002 follows:

	Net	Weighted Average	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Shares Outstanding	Amount

2004:
Basic earnings per share	$107,662	27,919,586	$3.86
Effect of dilutive stock options	-	28,593	0.01

Diluted earnings per share	$107,662	27,948,179	$3.85

2003:
Basic earnings per share	$101,741	27,928,722	$3.64
Effect of dilutive stock options	-	34,727	-

Diluted earnings per share	$101,741	27,963,449	$3.64

2002:
Basic earnings per share	$112,293	28,128,013	$3.99
Effect of dilutive stock options	-	45,646	-

Diluted earnings per share	$112,293	28,173,659	$3.99

There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 100	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(22) Employee Benefit Plans

Retirement and Savings Plan

The Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan ("the Plan") was established as a profit-sharing plan on January 1, 1978 and was originally called the Employees’ Profit-Sharing Plan of Downey Savings and Loan Association. The Plan was amended and restated in its entirety as of October 1, 1997 and July 1, 2002 and was a qualified cash or deferred arrangement under the Internal Revenue Code Sections 401 (a) and 401 (k). The Plan has been amended as of October 1, 2004 and is intended to be a qualified retirement plan under the Internal Revenue Code. Under the Plan, all employees of Downey are eligible to participate provided they complete three months of service, are at least 18 years of age and are not (1) covered by a collective bargaining agreement, (2) a leased employee, (3) a nonresident alien who does not receive any earning income, and (4) an employee within the meaning of Internal Revenue Code Section 401 (c) (3). Participants may contribute up to the lesser of 60% of eligible compensation or $13,000, for 2004. Legislation has increased the deferral limit by $1,000 each year until it reaches $15,000 for 2006 and then thereafter as adjusted by the Secretary of the Treasury. Downey makes a matching contribution to participants that meet the previously mentioned eligibility requirements and that complete one year of service. Downey makes matching contributions equal to 50% of participants pre-tax contributions subject to a maximum of 6% per pay period.

Prior to October 1, 2004, all employees of Downey were eligible to participate provided they were 18 years of age and had completed one year of service. Participants could contribute up to 60% of their compensation each year, subject to limitations and provisions in the Plan. Downey made matching contributions equal to 50% of participants pre-tax contributions subject to a maximum of 6% per pay period.

Downey’s contributions to the Plan totaled $1.8 million for 2004, compared to $1.7 million in 2003 and $1.6 million in 2002.

Downey has a Deferred Compensation Plan for key management employees and directors. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. As of December 31, 2004, 99 management employees and seven directors were eligible to participate in the program. During 2004, 21 management employees and no directors elected to defer compensation pursuant to the plan. Downey’s expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception. At December 31, 2004, the associated liability was $2.6 million. The American Jobs Creation Act of 2004 will require Downey to modify its Deferred Compensation Plan in 2005.

Group Benefit Plan

Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey’s expense for health and welfare benefits was $8.2 million, $7.2 million and $5.8 million in 2004, 2003 and 2002, respectively.

Page 101	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(23) Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

Derivatives

Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At December 31, 2004, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $368 million, with a change in fair value resulting in a gain of $2.0 million.

Downey does not generally enter into derivative transactions for purely speculative purposes.

Derivative Hedging Activities

As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. In general, rate lock commitments associated with fixed rate loans require a higher percentage of forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At December 31, 2004, the notional amount of forward sale contracts amounted to $1.5 billion, with a change in fair value resulting in a loss of $1.2 million, of which $1.1 billion were designated as cash flow hedges. There were no forward purchase contracts at December 31, 2004.

Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the Federal Home Loan Bank ("FHLB") under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate ("LIBOR") while receiving fixed

Page 102	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on observable market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At December 31, 2004, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $8.4 million recorded on the balance sheet in other liabilities and as a decrease to the advances being hedged.

The following table summarizes Downey’s interest rate swap contracts at December 31, 2004:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	2.40%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	2.40	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	2.40	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	2.40	March 2004 – November 2008
Receive – Fixed	100,000	3.27

The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the years indicated. Also shown is the notional amount or balance for Downey’s non-qualifying and qualifying hedge transactions.

	December 31,

(In Thousands)	2004	2003

Net losses on non-qualifying hedge transactions	$(2,365)	$(938)
Net losses on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net losses recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(2,365)	(938)
Other comprehensive income	92	2,462

Notional amount or balance at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$367,650	$163,737
Associated forward sale contracts	368,822	153,436
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	1,118,475	279,657
Associated forward sale contracts	1,115,636	275,009
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	-
Associated interest rate swap contracts – pay-variable, receive-fixed	430,000	-

Page 103	Navigation Links

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

Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds on construction projects and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party. Downey also enters into commitments to purchase loans and mortgage-backed securities, investment securities and to invest in affordable housing funds.

The following is a summary of commitments with off-balance sheet risk:

	December 31,

(In Thousands)	2004	2003

Commitments to originate loans held for investment:
Adjustable	$738,102	$528,981
Undisbursed loan funds and unused lines of credit	457,815	240,226
Commitments to invest in affordable housing funds	5,129	3,153

Downey uses the same credit policies in making commitments to originate loans held for investment and lines and letters of credit as it does for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. Downey controls the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer’s creditworthiness.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

repurchases or indemnification losses related to such defects in both 2004 and 2003. These loan and servicing sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved $7 million at December 31, 2004 and less than $1 million at December 31, 2003 to cover the estimated loss exposure related to early payoffs.

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

At December 31, 2004, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$4,268,382	$1,069,442	$212,094	$100	$5,550,018
FHLB advances	3,967,750	141,300	421,572	29,000	4,559,622
Senior notes	-	-	-	197,924	197,924
Operating leases	4,858	6,900	3,616	1,370	16,744

Total other contractual obligations	$8,240,990	$1,217,642	$637,282	$228,394	$10,324,308

Litigation

On July 23, 2004, two former in-store banking employees brought an action against the Bank in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also seek class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. With the Court’s approval, the parties have reached an informal agreement to participate in a mediation in March 2005 and to stay the lawsuit, including discovery, until completion of the mediation. Based on a review of the current facts and circumstances with retained counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

Page 105	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(24) Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based upon relevant market and other information about the financial instrument. The estimates do not necessarily reflect the price Downey might receive if it were to sell at one time its entire holding of a particular financial instrument. Because no active market exists for a significant portion of Downey’s financial instruments, fair value estimates are based upon the following methods and assumptions, some of which are subjective in nature. Changes in assumptions could significantly affect the estimates.

Cash, Federal Funds Sold and Securities Purchased Under Resale Agreements

Fair value approximates the carrying amounts reported in the balance sheet for these items.

Investment Securities Including U.S. Treasuries, Agency Obligations and Mortgage-Backed Securities

Fair value is based upon bid prices published in financial newspapers, or bid quotations received from securities dealers or readily available market quote systems.

Loans Receivable

Fair values are based on discounting future contractual cash flows using discount rates offered for such loans with similar remaining maturities and credit risk, except for certain residential mortgage loans wherein the fair value is estimated based upon market prices obtained from readily available market quote systems. The amounts so determined for each category of loans are reduced by the associated allowance for loan losses which thereby takes into consideration changes in credit risk.

Interest-Bearing Advances to Joint Ventures

Fair value approximates the carrying amounts.

Federal Home Loan Bank Stock

Fair value approximates the carrying amounts.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

FHLB Advances and Other Borrowings

For short-term borrowings, fair value approximates carrying amounts. The fair value of long-term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair values approximate carrying amounts. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by discount rates paid on such borrowings with similar remaining maturities.

Senior Notes

Fair value is based upon bid prices published in financial newspapers, or bid quotations received from securities dealers or readily available market quote systems.

Junior Subordinated Debentures

Fair value is based upon the closing stock price of the associated capital securities published in financial information services or newspapers.

Off-Balance Sheet Financial Instruments

Outstanding commitments to originate loans and mortgage-backed securities held for investment, unused lines of credit, standby letters of credit and other contingent liabilities are essentially valued at zero. See Note 23, for information concerning the notional amount of such financial instruments.

Page 107	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Based on the above methods and assumptions, the following table presents the estimated fair value of Downey’s financial instruments:

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount (a)	Fair Value	Amount (a)	Fair Value

Assets:
Cash	$119,502	$119,502	$111,667	$111,667
Federal funds	-	-	1,500	1,500
U.S. Government and agency obligations and
other investment securities available for sale	497,009	497,009	690,347	690,347
Mortgage-backed securities available for sale	304	304	334	334
Loans secured by real estate:
Residential: (b)
Adjustable	13,973,174	14,270,209	9,881,384	10,053,877
Fixed	208,767	212,138	301,309	307,666
Other	76,972	80,509	112,972	118,081
Non-mortgage loans:
Commercial	1,481	1,950	2,755	3,270
Consumer	282,080	284,681	97,756	99,220
Interest-bearing advances to joint ventures	25,959	25,959	15,320	15,320
Federal Home Loan Bank stock	243,613	243,613	123,089	123,089
Investment in Downey Financial Capital Trust I	-	-	3,711	3,863
Expected rate lock commitments (c)	1,957	8,620	95	2,316
Mortgage servicing rights and
loan servicing portfolio (d)	17,964	17,968	82,175	82,314
Undesignated loan forward sale contracts	87	87	-	-

Liabilities:
Deposits:
Transaction accounts	4,107,960	4,107,960	5,071,358	5,071,358
Certificates of deposit	5,550,018	5,513,844	3,222,400	3,209,015
Undesignated loan forward sale and purchase
contracts, net	-	-	137	137
Designated forward sale contracts	1,272	1,272	1,310	1,310
FHLB advances and other borrowings (e)	4,559,622	4,577,474	2,129,311	2,157,534
Senior notes	197,924	208,160	-	-
Junior subordinated debentures	-	-	123,711	125,280

(a) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
(b) Included loans held for sale with capitalized basis adjustment reflecting the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
(c) The carrying value reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding. The estimated fair value also includes the initial value at rate lock of $5.5 million and $0.6 million at December 31, 2004 and 2003, respectively, and the value of MSRs totaling $1.1 million and $1.6 million at December 31, 2004 and 2003, respectively, both of which are not to be recognized in the financial statements until the expected loans are sold.
(d) The estimated fair value included MSRs acquired prior to January 1, 1996 when Downey began capitalizing the asset.
(e) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

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

Banking

The principal business activities of this segment are attracting funds from the general public and institutions and originating and investing in loans, primarily residential real estate mortgage loans, mortgage-backed securities and investment securities. Included in this segment is real estate acquired in settlement of loans.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Operating Results and Assets

The following table presents the operating results and selected financial data by major business segments for 2004, 2003 and 2002:

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Year ended December 31, 2004
Net interest income (expense)	$318,178	$(291)	$-	$317,887
Provision for loan losses	2,895	-	-	2,895
Other income	76,144	15,241	-	91,385
Operating expense	228,280	1,230	-	229,510
Net intercompany income (expense)	(148)	148	-	-

Income before income taxes	162,999	13,868	-	176,867
Income taxes	63,521	5,684	-	69,205

Net income	$99,478	$8,184	$-	$107,662

At December 31, 2004
Assets:
Loans and mortgage-backed securities	$14,542,778	$-	$-	$14,542,778
Investments in real estate and joint ventures	-	55,411	-	55,411
Other	1,097,534	18,776	(65,691)	1,050,619

Total assets	15,640,312	74,187	(65,691)	15,648,808

Equity	$1,007,651	$65,691	$(65,691)	$1,007,651

Year ended December 31, 2003
Net interest income	$288,740	$(127)	$-	$288,613
Reduction of loan losses	(3,718)	-	-	(3,718)
Other income	79,084	11,858	-	90,942
Operating expense	206,142	928	-	207,070
Net intercompany income (expense)	169	(169)	-	-

Income before income taxes	165,569	10,634	-	176,203
Income taxes	70,110	4,352	-	74,462

Net income	$95,459	$6,282	$-	$101,741

At December 31, 2003
Assets:
Loans and mortgage-backed securities	$10,396,510	$-	$-	$10,396,510
Investments in real estate and joint ventures	-	35,716	-	35,716
Other	1,237,858	3,503	(27,607)	1,213,754

Total assets	11,634,368	39,219	(27,607)	11,645,980

Equity	$917,018	$27,607	$(27,607)	$917,018

Year ended December 31, 2002
Net interest income (expense)	$314,981	$45	$-	$315,026
Provision for loan losses	939	-	-	939
Other income	55,423	11,631	-	67,054
Operating expense	185,859	796	-	186,655
Net intercompany income (expense)	343	(343)	-	-

Income before income taxes	183,949	10,537	-	194,486
Income taxes	77,875	4,318	-	82,193

Net income	$106,074	$6,219	$-	$112,293

At December 31, 2002
Assets:
Loans and mortgage-backed securities	$10,976,942	$-	$-	$10,976,942
Investments in real estate and joint ventures	-	33,890	-	33,890
Other	999,197	14,174	(42,325)	971,046

Total assets	11,976,139	48,064	(42,325)	11,981,878

Equity	$823,104	$42,325	$(42,325)	$823,104

Page 110	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(26) Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data are presented below by quarter for the years ended December 31, 2004 and 2003:

	December 31,	September 30,	June 30,	March 31,
(In Thousands, Except Per Share Data)	2004	2004	2004	2004

Total interest income	$166,472	$149,201	$131,242	$120,795
Total interest expense	76,489	67,264	54,631	51,439

Net interest income	89,983	81,937	76,611	69,356
Provision for (reduction of) loan losses	(1,553)	1,186	1,458	1,804

Net interest income after provision for
(reduction of) loan losses	91,536	80,751	75,153	67,552
Total other income, net	48,030	10,222	30,180	2,953
Total operating expense	59,204	58,051	57,235	55,020

Income before income taxes	80,362	32,922	48,098	15,485
Income taxes	33,943	8,412	20,277	6,573

Net income	$46,419	$24,510	$27,821	$8,912

Net income per share:
Basic	$1.67	$0.88	$0.99	$0.32
Diluted	1.66	0.88	0.99	0.32

Market range:
High bid	$59.34	$56.18	$54.40	$55.27
Low bid	53.10	50.92	47.50	47.50
End of period	57.00	54.96	53.25	52.90

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Total interest income	$117,180	$123,699	$134,274	$147,297
Total interest expense	51,927	55,447	60,062	66,401

Net interest income	65,253	68,252	74,212	80,896
Reduction of loan losses	(281)	(1,104)	(624)	(1,709)

Net interest income after
reduction of loan losses	65,534	69,356	74,836	82,605
Total other income, net	26,818	33,592	8,490	22,042
Total operating expense	51,166	52,365	51,258	52,281

Income before income taxes	41,186	50,583	32,068	52,366
Income taxes	17,428	21,332	13,553	22,149

Net income	$23,758	$29,251	$18,515	$30,217

Net income per share:
Basic	$0.85	$1.05	$0.66	$1.08
Diluted	0.85	1.05	0.66	1.08

Market range:
High bid	$50.15	$48.68	$45.25	$41.41
Low bid	45.50	40.19	40.15	37.59
End of period	49.30	46.73	41.30	39.41

Variation in total other income, net was primarily due to changes in the valuation allowance for MSRs and net gains on sales of loans and mortgage-backed securities.

Page 111	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

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

Condensed Balance Sheets

	December 31,

(In Thousands)	2004	2003

Assets
Cash	$10	$10
Due from Bank – interest bearing	32,167	70,393
Investment in Downey Financial Capital Trust I	-	3,711
Investment in subsidiaries:
Bank	1,174,469	963,215
Downey Affiliated Insurance Agency	218	209
Other assets	6,263	4,761

	$1,213,127	$1,042,299

Liabilities and Stockholders’ Equity
Senior notes	$197,924	$-
Junior subordinated debentures	-	123,711
Accounts payable and accrued expenses	7,552	1,570

Total liabilities	205,476	125,281
Stockholders’ equity	1,007,651	917,018

	$1,213,127	$1,042,299

Page 112	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Statements of Income and Other Comprehensive Income

	Years Ended December 31,

(In Thousands)	2004	2003	2002

Income
Dividends from the Bank	$23,542	$21,984	$71,984
Interest income	1,066	704	634
Loss on extinguishment of debt	(4,111)	-	-
Other income	299	439	431

Total income	20,796	23,127	73,049

Expense
Interest expense	13,914	12,535	12,535
General and administrative expense	1,359	1,116	981

Total expense	15,273	13,651	13,516

Income before income taxes and equity in undistributed
net income of subsidiaries	5,523	9,476	59,533
Income tax benefit	7,387	5,128	5,104

Income before equity in undistributed net income
of subsidiaries	12,910	14,604	64,637
Equity in undistributed net income of subsidiaries	94,752	87,137	47,656

Net income	107,662	101,741	112,293

Other comprehensive income (loss), net of
income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other
investment securities available for sale, at fair value	44	(207)	61
Mortgage-backed securities available for sale, at fair value	(4)	(21)	935
Reclassification of realized amounts included in net income	(621)	(5)	(284)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	1,682	996	(11,434)
Reclassification of realized amounts included in net income	(1,590)	1,466	9,539

Total other comprehensive income (loss), net of
income taxes (benefits)	(489)	2,229	(1,183)

Comprehensive income	$107,173	$103,970	$111,110

Page 113	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2004	2003	2002

Cash flows from operating activities
Net income	$107,662	$101,741	$112,293
Equity in undistributed net income of subsidiaries	(94,752)	(87,137)	(47,656)
Increase in liabilities	5,982	386	85
(Increase) decrease in other, net	(1,502)	98	324

Net cash provided by operating activities	17,390	15,088	65,046

Cash flows from investing activities
Capital contribution to the Bank	(117,000)	-	-
Redemption of common securities in Downey Financial Capital
Trust I	3,711	-	-
(Increase) decrease in due from Bank – interest bearing	38,226	(5,033)	(43,145)

Net cash used for investing activities	(75,063)	(5,033)	(43,145)

Cash flows from financing activities
Proceeds from the issuance of senior notes	197,844	-	-
Increase in long-term debt	80	-	-
Redemption of junior subordinated debentures	(123,711)	-	-
Dividends on common stock	(11,172)	(10,056)	(10,124)
Proceeds from exercise of stock options	843	-	392
Purchase of treasury stock	(6,211)	-	(12,170)

Net cash provided by (used for) financing activities	57,673	(10,056)	(21,902)

Net decrease in cash and cash equivalents	-	(1)	(1)
Cash and cash equivalents at beginning of period	10	11	12

Cash and cash equivalents at end of period	$10	$10	$11

Page 114	Navigation Links

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          As of December 31, 2004, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

          Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on form 10-K.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement ("Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of Downey Financial Corp. will appear under the caption "Proposal 1. Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2005, and is incorporated herein by this reference. Information regarding executive officers of Downey Financial Corp. will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

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

Page 115	Navigation Links

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information included under the caption "Audit Committee Report—Fees" in the Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)          Financial Statements.

                    These documents are listed in the Index to Consolidated Financial Statements under Item 8.

(2)          Financial Statement Schedules.

                    Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3)          Exhibits.

Exhibit
Number	Description
3.1 (2)	Certificate of Incorporation of Downey Financial Corp.

3.2 (11)	Bylaws of Downey Financial Corp. (as amended).

4.1 (4)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp.
and Wilmington Trust Company as Indenture Trustee.

4.2 (8)	Subordinated Debt Indenture dated as of November 15, 2000 between Downey Financial
Corp. and Wilmington Trust Company, as trustee.

4.3 (8)	Senior Debt Indenture dated as of November 15, 2000 between Downey Financial Corp.
and Wilmington Trust Company, as trustee.

4.4 (10)	First Supplemental Indenture dated as of June 23, 2004 between Downey Financial Corp. and
Wilmington Trust Company, as trustee.

10.1 (3)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and
Restated as of January 1, 1996).

10.2 (3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan.
Amendment No. 1, Effective and Adopted January 22, 1997.

10.3 (2)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.4 (1)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.5 (5)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21,
1989. Amendment No. 1, Effective and Adopted July 26, 2000.

10.6 (6)	Deferred Compensation Program.

10.7 (9)	Director Retirement Benefits (Revised).

10.8 (7)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

Page 116	Navigation Links

(3)          Exhibits (Continued).

Exhibit
Number	Description
10.9 (11)	Downey Financial Corp. Indemnification Agreement, dated December 15, 2004.

10.10 (11)	Downey Savings and Loan Association, F.A. Indemnification Agreement, dated December 15, 2004.

10.11 (12)	2005 Compensation for the Named Executive Officers.

10.12 (12)	Non-Management Director Compensation.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
(4) Filed as part of Downey’s report on Form 10-Q filed November 2, 1999.
(5) Filed as part of Downey’s report on Form 10-Q filed August 2, 2000.
(6) Filed as part of Downey’s report on Form 10-K filed March 7, 2001.
(7) Filed as part of Downey’s report on Form 10-K filed March 6, 2003.
(8) Filed as part of Downey’s Registration Statement on Form S-3 filed November 21, 2000.
(9) Filed as part of Downey’s report on Form 10-Q filed May 3, 2004.
(10) Filed as part of Downey’s report on Form 8-K filed June 22, 2004.
(11) Filed as part of Downey’s report on Form 8-K filed February 18, 2005.
(12) Filed as part of Downey’s report on Form 8-K filed February 25, 2005.

AVAILABILITY OF REPORTS

          Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and code of business conduct and ethics are available free of charge from our internet site, www.downeysavings.com by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and available free of charge under "Corporate Filings" on our "Investor Relations" page.

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

Page 117	Navigation Links

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ DANIEL D. ROSENTHAL
Date: March 1, 2005	Daniel D. Rosenthal
President and Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE L. MCALISTER		March 1, 2005
Maurice L. McAlister	Chairman of the Board
Director

/s/ CHERYL E. OLSON		March 1, 2005
Cheryl E. Olson	Vice Chairman of the Board
Director

/s/ DANIEL D. ROSENTHAL		March 1, 2005
Daniel D. Rosenthal	President and
Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS E. PRINCE		March 1, 2005
Thomas E. Prince	Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ MICHAEL ABRAHAMS		March 1, 2005
Michael Abrahams	Director

/s/ GERALD E. FINNELL		March 1, 2005
Gerald E. Finnell	Director

/s/ JAMES H. HUNTER		March 1, 2005
James H. Hunter	Director

/s/ BRENT MCQUARRIE		March 1, 2005
Brent McQuarrie	Director

/s/ LESTER C. SMULL		March 1, 2005
Lester C. Smull	Director

/s/ JANE WOLFE		March 1, 2005
Jane Wolfe	Director

Page 118	Navigation Links

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
  Current Accounting Standards

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements
  Management’s Report on Internal Control Over Financial Reporting
  Report of Independent Registered Public Accounting Firm
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets
  Consolidated Statements of Income
  Consolidated Statements of Comprehensive Income
  Consolidated Statements of Stockholders’Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
    (1) – Summary of Significant Accounting Policies
    (2) – U.S. Treasury Securities, Agency Obligations and Other Investment Securities Available for Sale
    (3) – Loans and Mortgage-Backed Securities Purchased Under Resale Agreements
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
    (11) – Mortgage Servicing Rights
    (12) – Other Assets
    (13) – Deposits
    (14) – Securities Sold Under Agreements to Repurchase
    (15) – Federal Home Loan Bank Advances
    (16) – Real Estate Notes
    (17) – Senior Notes
    (18) – Junior Subordinated Debentures
    (19) – Income Taxes
    (20) – Stockholders’ Equity
    (21) – Earnings Per Share
    (22) – Employee Benefit Plans
    (23) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)
    (24) – Fair Value of Financial Instruments
    (25) – Business Segment Reporting
    (26) – Selected Quarterly Financial Data (Unaudited)
    (27) – Parent Company Financial Information

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 9A. – CONTROLS AND PROCEDURES

ITEM 9B. – OTHER INFORMATION

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. – EXECUTIVE COMPENSATION

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

AVAILABILITY OF REPORTS

SIGNATURES

Exhibits Filed as Part of this Report on Form 10-K Filing:

  Subsidiaries
  Consent of Independent Registered Public Accounting Firm
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