Form 10-Q
period 2005-03-31
DOWNEY FINANCIAL CORP
filed 2005-05-03
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

          At March 31, 2005, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2004

Assets
Cash	$133,621	$119,502	$115,905
Federal funds	10,003	-	2,300

Cash and cash equivalents	143,624	119,502	118,205
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	511,703	497,009	872,103
Loans held for sale, at lower of cost or fair value	1,255,104	1,118,475	529,085
Mortgage-backed securities available for sale, at fair value	296	304	327
Loans receivable held for investment	14,473,108	13,423,999	11,064,686
Investments in real estate and joint ventures	56,964	55,411	35,768
Real estate acquired in settlement of loans	2,783	2,555	5,189
Premises and equipment	105,596	106,238	108,372
Federal Home Loan Bank stock, at cost	243,613	243,613	124,277
Investment in Downey Financial Capital Trust I	-	-	3,711
Mortgage servicing rights, net	19,610	17,964	69,721
Other assets	80,936	63,738	593,685

	$16,893,337	$15,648,808	$13,525,129

Liabilities and Stockholders’ Equity
Deposits	$10,309,077	$9,657,978	$8,817,173
Securities sold under agreements to repurchase	-	-	507,027
Federal Home Loan Bank advances	5,093,874	4,559,622	2,424,230
Real estate notes	-	-	4,144
Senior notes	197,964	197,924	-
Junior subordinated debentures	-	-	123,711
Accounts payable and accrued liabilities	117,008	108,217	604,757
Deferred income taxes	121,078	117,416	119,530

Total liabilities	15,839,001	14,641,157	12,600,572

Stockholders’ equity:
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at March 31, 2005, December 31, 2004 and
March 31,2004; outstanding 27,853,783 shares at both March 31, 2005 and
December 31, 2004 and 27,953,747 shares at March 31, 2004	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	(1,951)	318	1,753
Retained earnings	979,005	930,051	839,898
Treasury stock, at cost, 381,239 shares at both March 31, 2005 and
December 31, 2004 and 281,275 shares at March 31, 2004	(16,792)	(16,792)	(11,168)

Total stockholders’ equity	1,054,336	1,007,651	924,557

	$16,893,337	$15,648,808	$13,525,129

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended
	March 31,

(Dollars in Thousands, Except Per Share Data)	2005	2004

Interest income
Loans receivable	$173,007	$115,530
U.S. Treasury securities and agency obligations	4,838	4,064
Mortgage-backed securities	3	3
Other investments	2,538	1,198

Total interest income	180,386	120,795

Interest expense
Deposits	49,023	32,600
Federal Home Loan Bank advances and other borrowings	33,980	15,705
Senior notes	3,295	-
Junior subordinated debentures	-	3,134

Total interest expense	86,298	51,439

Net interest income	94,088	69,356
Provision for loan losses	2,038	1,804

Net interest income after provision for loan losses	92,050	67,552

Other income, net
Loan and deposit related fees	19,507	12,456
Real estate and joint ventures held for investment, net	2,580	926
Secondary marketing activities:
Loan servicing income (loss), net	1,484	(14,245)
Net gains on sales of loans and mortgage-backed securities	30,615	1,372
Net gains on sales of mortgage servicing rights	981	-
Net gains on sales of investment securities	27	2,112
Other	520	332

Total other income, net	55,714	2,953

Operating expense
Salaries and related costs	39,155	35,569
Premises and equipment costs	8,000	8,208
Advertising expense	1,350	1,708
SAIF insurance premiums and regulatory assessments	927	757
Professional fees	336	368
Other general and administrative expense	8,392	8,482

Total general and administrative expense	58,160	55,092
Net operation of real estate acquired in settlement of loans	64	(72)

Total operating expense	58,224	55,020

Income before income taxes	89,540	15,485
Income taxes	37,801	6,573

Net income	$51,739	$8,912

PER SHARE INFORMATION
Basic	$1.86	$0.32

Diluted	$1.86	$0.32

Cash dividends declared and paid	$0.10	$0.10

Weighted average diluted shares outstanding	27,881,839	27,980,542

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

(In Thousands)	2005	2004

Net income	$51,739	$8,912

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	(2,443)	(310)
Mortgage-backed securities available for sale, at fair value	-	(1)
Reclassification of realized amounts included in net income	(17)	-
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	(78)	638
Reclassification of realized amounts included in net income	269	619

Total other comprehensive income (loss), net of income taxes (benefits)	(2,269)	946

Comprehensive income	$49,470	$9,858

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In Thousands)	2005	2004

Cash flows from operating activities
Net income	$51,739	$8,912
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	19,939	19,771
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	835	14,757
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(33,092)	(3,670)
Interest capitalized on loans (negative amortization)	(18,707)	(1,553)
Federal Home Loan Bank stock dividends	-	(1,188)
Loans originated and purchased for sale	(2,181,392)	(927,777)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	2,059,786	677,001
Other, net	(48,432)	(20,680)

Net cash used for operating activities	(149,324)	(234,427)

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	-	4,150
Wholly owned real estate and real estate acquired in settlement of loans	663	1,979
Proceeds from maturities or calls of U.S. Treasury securities, agency obligations
and other investment securities available for sale	8,100	377,746
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(27,044)	(539,057)
Loans receivable held for investment	(25,360)	(65,537)
Premises and equipment	(4,673)	(2,164)
Originations of loans receivable held for investment (net of refinances of $166,659 for the three months ended March 31, 2005 and $153,812 for three months ended
March 31, 2004)	(1,876,331)	(1,808,959)
Principal payments on loans receivable held for investment and mortgage-backed
securities available for sale	876,996	910,487
Net change in undisbursed loan funds	36,450	41,560
Investments in real estate held for investment	(136)	(145)
Other, net	2,175	379

Net cash used for investing activities	(1,009,160)	(1,079,561)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended
	March 31,

(In Thousands)	2005	2004

Cash flows from financing activities
Net increase in deposits	$651,099	$523,415
Proceeds from Federal Home Loan Bank advances and other borrowings	10,558,350	3,630,560
Repayments of Federal Home Loan Bank advances and other borrowings	(10,015,350)	(2,828,550)
Proceeds from reissuance of treasury stock and exercise of stock options	-	474
Cash dividends	(2,785)	(2,793)
Other, net	(8,708)	(4,080)

Net cash provided by financing activities	1,182,606	1,319,026

Net increase in cash and cash equivalents	24,122	5,038
Cash and cash equivalents at beginning of period	119,502	113,167

Cash and cash equivalents at end of period	$143,624	$118,205

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$83,249	$51,281
Income taxes	18,872	347
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	9,972	-
Loans transferred from held for investment to held for sale	106	283
Loans exchanged for mortgage-backed securities	269,411	523,136
Investment securities purchased and not settled	-	529,802
Investment securities sold and not settled	-	506,718
Real estate acquired in settlement of loans	805	1,422
Loans to facilitate the sale of real estate acquired in settlement of loans	65	98

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of March 31, 2005, December 31, 2004 and March 31, 2004, and the results of operations, comprehensive income and changes in cash flows for the three months ended March 31, 2005 and 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2004, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Mortgage Servicing Rights ("MSRs")

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2005	2004	2004	2004	2004

Gross balance at beginning of period	$20,502	$99,127	$95,813	$91,766	$95,183
Additions	1,609	1,835	12,114	12,074	5,968
Amortization	(1,160)	(2,998)	(5,190)	(4,082)	(5,519)
Sales	(14)	(61,663)	-	-	-
Impairment write-down	(103)	(15,799)	(3,610)	(3,945)	(3,866)

Gross balance at end of period	20,834	20,502	99,127	95,813	91,766

Allowance balance at beginning of period	2,538	16,832	3,764	22,045	13,008
Provision for (reduction of) impairment	(1,211)	1,505	16,678	(14,336)	12,903
Impairment write-down	(103)	(15,799)	(3,610)	(3,945)	(3,866)

Allowance balance at end of period	1,224	2,538	16,832	3,764	22,045

Total mortgage servicing rights, net	$19,610	$17,964	$82,295	$92,049	$69,721

As a percentage of associated mortgage loans	0.89%	0.86%	0.82%	1.00%	0.76%
Estimated fair value (a)	$19,665	$17,968	$82,401	$92,483	$69,721
Weighted average expected life (in months)	54	53	57	67	49
Custodial account earnings rate	3.21%	2.69%	2.24%	2.10%	1.47%
Weighted average discount rate	9.13	9.03	9.27	8.97	8.98

At period end
Mortgage loans serviced for others:
Total	$8,043,655	$6,672,984	$10,568,339	$9,279,359	$9,167,834
With capitalized mortgage servicing rights:(a)
Amount	2,207,403	2,100,452	10,075,028	9,242,641	9,126,444
Weighted average interest rate	5.57%	5.59%	5.52%	5.61%	5.73%
Total loans sub-serviced without mortgage
servicing rights:(b)
Term – less than six months	475,327	610,263	-	-	-
Term – indefinite	5,332,613	3,931,483	459,307	-	-

Custodial account balances	$157,624	$143,765	$229,704	$238,914	$359,146

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

          The sensitivity analysis in the table below is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 100 basis point variation in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumptions. In reality, changes in one factor may result in changes that might magnify or counteract the sensitivities from another factor.

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$2,585	$1,013	$(718)	$2,791
Reduction of (increase in) valuation allowance	711	776	(707)	1,020

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(7,025)	(1,055)	719	(8,000)
Reduction of (increase in) valuation allowance	(6,971)	(1,027)	554	(7,947)

(a) The weighted-average expected life of the MSRs portfolio is 66 months.
(b) The weighted-average expected life of the MSRs portfolio is 29 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Net cash servicing fees	$1,627	$3,595	$6,031	$5,615	$5,704
Payoff and curtailment interest cost (a)	(194)	(968)	(1,053)	(2,083)	(1,527)
Amortization of mortgage servicing rights	(1,160)	(2,998)	(5,190)	(4,082)	(5,519)
(Provision for) reduction of impairment
of mortgage servicing rights	1,211	(1,505)	(16,678)	14,336	(12,903)

Total loan servicing income (loss), net	$1,484	$(1,876)	$(16,890)	$13,786	$(14,245)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

NOTE (3) – Derivatives, Derivative Hedging Activities, Financial Instruments with Off-Balance Sheet Risks and Other Contractual Obligations (Risk Management)

Derivatives

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

Page 7	Navigation Links

other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At March 31, 2005, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $728 million, with a change in fair value resulting in a loss of $0.3 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Derivative Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. In general, rate lock commitments associated with fixed rate loans require a higher percentage of forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At March 31, 2005, the notional amount of forward sale contracts amounted to $1.881 billion, with a change in fair value resulting in a gain of $0.2 million related to undesignated contracts and $1.5 million related to designated cash flow hedges with a notional amount of $1.248 billion. There were no forward purchase contracts at March 31, 2005.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the Federal Home Loan Bank ("FHLB") under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate ("LIBOR") while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on observable market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At March 31, 2005, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $17.2 million recorded on the balance sheet in other liabilities and as a decrease to the advances being hedged.

Page 8	Navigation Links

          The following table summarizes Downey’s interest rate swap contracts at March 31, 2005:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	2.89%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	2.89	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	2.89	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	2.89	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Net gains (losses) on non-qualifying hedge transactions	$2,913	$(5,030)	$2,595	$3,352	$(3,282)
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	2,913	(5,030)	2,595	3,352	(3,282)
Other comprehensive income (loss)	191	(293)	822	(1,694)	1,257

Notional amount or balance at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$727,899	$367,650	$462,441	$541,358	$441,747
Associated forward sale contracts	633,031	368,822	448,999	374,462	429,066
Associated forward purchase contracts	-	-	-	-	4,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	1,255,104	1,118,475	845,913	661,481	529,085
Associated forward sale contracts	1,247,969	1,115,636	838,567	652,796	509,710
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

          These forward and swap contracts expose Downey to credit risk in the event of nonperformance by the other parties—national investment banking firms, government-sponsored enterprises such as Federal National Mortgage Association and the FHLB. This risk consists primarily of the termination value of agreements where Downey is in an unfavorable position. Downey controls the credit risk associated with these parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

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

Page 9	Navigation Links

          Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and some require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds on construction projects and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party. Downey also enters into commitments to purchase loans and mortgage-backed securities, investment securities and to invest in affordable housing funds.

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

March 31,		December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Commitments to originate loans held for investment:
Adjustable	$241,414	$738,102	$683,429	$479,968	$650,948
Commitments to purchase loans	-	-	-	-	495
Undisbursed loan funds and unused lines of credit	494,210	457,815	426,055	372,464	281,821
Commitments to invest in affordable housing funds	5,445	5,129	5,771	5,226	3,090

          Downey uses the same credit policies in making commitments to originate loans held for investment and lines and letters of credit as it does for on-balance sheet instruments. For commitments to originate loans held for investment, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. For these commitments, adverse changes from market fluctuations are generally not hedged. Downey controls the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer’s creditworthiness.

          Downey receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first quarter of 2005, Downey recorded less than a $1 million repurchase loss related to defects in the origination process. This was the first loss due to defects since 2002. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Downey had a reserve of $1 million at March 31, 2005, $7 million at December 31, 2004 and less than $1 million at March 31, 2004 to cover the estimated loss exposure related to early payoffs.

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

Page 10	Navigation Links

          At March 31, 2005, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$5,275,504	$996,942	$200,128	$100	$6,472,674
FHLB advances	4,508,574	126,300	430,000	29,000	5,093,874
Senior notes	-	-	-	197,964	197,964
Operating leases	5,142	7,021	3,779	1,523	17,465

Total other contractual obligations	$9,789,220	$1,130,263	$633,907	$228,587	$11,781,977

Litigation

          On July 23, 2004, two former in-store banking employees brought an action in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also seek class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. At a mediation in March 2005, the parties agreed to settle the lawsuit. The settlement is subject to mutually acceptable documentation and court approval. Based upon the proposed settlement, management has adjusted the previously established reserve for this matter and believes the adjusted reserve constitutes a reasonable estimate of the loss exposure. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

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

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the “LTIP”), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance, of which 131,851 shares are available for future grants. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate in five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At March 31, 2005, Downey had 381,239 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock-based compensation plan exists.

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

Page 11	Navigation Links

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,

	2005			2004

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$51,739	27,853,783	$1.86	$8,912	27,944,406	$0.32
Effect of dilutive stock options	-	28,056	-	-	36,136	-

Diluted earnings per share	$51,739	27,881,839	$1.86	$8,912	27,980,542	$0.32

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 12	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by major business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended March 31, 2005
Net interest income	$93,985	$103	$-	$94,088
Provision for loan losses	2,038	-	-	2,038
Other income	52,898	2,816	-	55,714
Operating expense	57,858	366	-	58,224
Net intercompany income (expense)	(38)	38	-	-

Income before income taxes	86,949	2,591	-	89,540
Income taxes	36,739	1,062	-	37,801

Net income	$50,210	$1,529	$-	$51,739

At March 31, 2005
Assets:
Loans and mortgage-backed securities	$15,728,508	$-	$-	$15,728,508
Investments in real estate and joint ventures	-	56,964	-	56,964
Other	1,157,208	17,877	(67,220)	1,107,865

Total assets	16,885,716	74,841	(67,220)	16,893,337

Equity	$1,054,336	$67,220	$(67,220)	$1,054,336

Three months ended March 31, 2004
Net interest income (expense)	$69,444	$(88)	$-	$69,356
Provision for loan losses	1,804	-	-	1,804
Other income	1,691	1,262	-	2,953
Operating expense	54,699	321	-	55,020
Net intercompany income (expense)	(38)	38	-	-

Income before income taxes	14,594	891	-	15,485
Income taxes	6,207	366	-	6,573

Net income	$8,387	$525	$-	$8,912

At March 31, 2004
Assets:
Loans and mortgage-backed securities	$11,594,098	$-	$-	$11,594,098
Investments in real estate and joint ventures	-	35,768	-	35,768
Other	1,919,401	3,994	(28,132)	1,895,263

Total assets	13,513,499	39,762	(28,132)	13,525,129

Equity	$924,557	$28,132	$(28,132)	$924,557

Page 13	Navigation Links

NOTE (8) – Current Accounting Issues

Statement of Financial Accounting Standards No. 123R

          Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accounting for employee-stock-ownership-plan transaction ("ESOP’s") will continue to be accounted for in accordance with SOP 93-6, "Employers’ Accounting for Employee Stock Ownership Plans." SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R is effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. It is not expected that SFAS 123R will have a material financial impact on Downey, unless a significant number of new option grants are made.

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

Page 14	Navigation Links

investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 was effective January 1, 2005 and is not expected to have a material financial impact on Downey.

Page 15	Navigation Links

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

OVERVIEW

          Our net income for the first quarter of 2005 totaled a record $51.7 million or $1.86 per share on a diluted basis, up from $8.9 million or $0.32 per share in the first quarter of 2004.

          The increase in our net income between first quarters primarily reflected:

  a $29.2 million increase in our net gains from sales of loans and mortgage-backed securities due to both a higher volume of sales and a higher gain per dollar of loan sold;
  a $24.7 million increase in our net interest income reflecting growth in average interest-earning assets;
  a $15.7 million improvement in loan servicing activities due primarily to a positive change in the valuation allowance associated with mortgage servicing rights (“MSRs”);
  a $7.1 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees; and
  a $1.7 million increase in our income from real estate and joint ventures held for investment due primarily to higher gains from sales.

Those favorable factors were partially offset by:

  a $3.1 million or 5.6% increase in general and administrative expense; and
  a $2.1 million decline in gains from sales of securities, as the year-ago quarter included a gain associated with a partial economic hedge against value changes of MSRs.

          For the first quarter of 2005, our return on average assets was 1.28%, up from 0.30% a year ago, while our return on average equity was 20.09%, up from 3.88% a year ago.

          Our loan originations, including purchases, increased from $2.956 billion in the year-ago quarter to $4.250 billion in the current quarter, of which $2.181 billion were originated for sale in the secondary market. Of the current quarter total, $1.916 billion represented originations of single family loans for portfolio, of which $173 million were subprime credits. In addition to single family loans, we originated $152 million of other loans during the quarter, including $95 million of home equity lines of credit.

          At quarter end, our assets totaled $16.893 billion, up $3.368 billion or 24.9% from a year ago and up $1.245 billion or 8.0% from year-end 2004. During the current quarter, portfolio originations exceeded loan payoffs, resulting in an increase of $1.049 billion in our loans held for investment. In addition, our loans held for sale increased by $137 million and our securities available for sale increased by $15 million.

          At March 31, 2005, our deposits totaled $10.309 billion, up 16.9% from the year-ago level and $651 million or 6.7% since year-end 2004. During the quarter, two in-store branches were closed due to the sale of the grocery stores in which they were located. The associated deposits have been temporarily transferred to another branch pending the opening of a replacement location expected in the second quarter. In addition, during the quarter one new in-store and one new traditional branch were opened. This leaves our total number of branches unchanged at 169, of which 92 were in-store and four were located in Arizona. A year ago, we had 171 branches, of which 99 were in-store and three were located in Arizona.

Page 16	Navigation Links

          Our non-performing assets declined $5 million during the quarter to $29 million or 0.17% of total assets. The decrease occurred in both our prime and subprime residential loan categories.

          At March 31, 2005, Downey Savings and Loan Association, F.A. (the "Bank"), our primary subsidiary, exceeded all regulatory capital tests, with capital-to-asset ratios of 6.84% for both tangible and core capital and 13.22% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

Page 17	Navigation Links

CRITICAL ACCOUNTING POLICIES

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Downey’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At March 31, 2005, we had a liability recorded for interest rate lock derivatives of $0.3 million and a capitalized basis adjustment decreasing loans held for sale by $1.4 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At March 31, 2004, we had a liability recorded for interest rate lock derivatives of $1.3 million and a capitalized basis adjustment increasing loans held for sale by $1.4 million. The offset to these items was recorded in net gains on sales of loans and mortgage-backed securities. For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses in the portfolios. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover losses. In determining the allowance for loan losses related to loans over $5 million, we evaluate the loans on an individual basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans, unless an individual loan or borrower relationship warrants separate analysis. This allowance is determined by applying against asset balances the associated factors for each major asset type that consider past loss experience and asset duration or loss statistics against current classified asset balances. These allowances totaled $38 million at March 31, 2005 and $34 million at March 31, 2004. For further information, see Allowance for Losses on Loans and Real Estate on page 40.
  The valuation of MSRs. The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans, which include fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%) and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At March 31, 2005, the MSR valuation allowance totaled $1 million, compared to $22 million at March 31, 2004. For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and of MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. At March 31, 2005, the reserves were $1 million, compared to reserves of less than $1 million at March 31, 2004. For further information, see Note 2 on page 6 and Note 3 on page 7 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 22.
Page 18	Navigation Links

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

          Our net interest income totaled $94.1 million in the current quarter, up $24.7 million or 35.7% from the same period last year. The increase reflected higher interest-earning assets, which averaged $15.822 billion during the quarter, up 37.7% from the year-ago level. The effective interest rate spread averaged 2.38% in the current quarter, down from 2.42% a year ago, but up from 2.35% in the previous quarter.

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

Page 19	Navigation Links

	Three Months Ended

	March 31, 2005			December 31, 2004			March 31, 2004

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$15,081,234	$173,007	4.59%	$14,567,425	$159,837	4.39%	$10,825,710	$115,530	4.27%
Mortgage-backed securities	301	3	3.99	312	3	3.85	331	3	3.63
Investment securities (a)	740,503	7,376	4.04	747,709	6,632	3.53	660,750	5,262	3.20

Total interest-earning assets	15,822,038	180,386	4.56	15,315,446	166,472	4.35	11,486,791	120,795	4.21
Non-interest-earning assets	384,519			399,435			406,088

Total assets	$16,206,557			$15,714,881			$11,892,879

Transaction accounts:
Non-interest-bearing checking	$613,945	$-	-%	$569,859	$-	-%	$445,618	$-	-%
Interest-bearing checking (b)	532,416	476	0.36	538,127	499	0.37	519,572	459	0.36
Money market	158,491	410	1.05	154,755	409	1.05	140,055	364	1.05
Regular passbook	2,635,858	7,166	1.10	3,044,570	8,256	1.08	3,917,514	10,863	1.12

Total transaction accounts	3,940,710	8,052	0.83	4,307,311	9,164	0.85	5,022,759	11,686	0.94
Certificates of deposit	6,016,710	40,971	2.76	5,368,624	35,117	2.60	3,460,434	20,914	2.43

Total deposits	9,957,420	49,023	2.00	9,675,935	44,281	1.82	8,483,193	32,600	1.55
FHLB advances and other borrowings (c)	4,791,811	33,980	2.88	4,595,267	28,913	2.50	2,206,909	15,705	2.86
Senior notes and junior subordinated
debentures (d)	197,949	3,295	6.66	197,909	3,295	6.66	123,711	3,134	10.13

Total deposits and borrowings	14,947,180	86,298	2.34	14,469,111	76,489	2.10	10,813,813	51,439	1.91
Other liabilities	229,195			260,351			159,349
Stockholders’ equity	1,030,182			985,419			919,717

Total liabilities and stockholders’ equity	$16,206,557			$15,714,881			$11,892,879

Net interest income/interest rate spread		$94,088	2.22%		$89,983	2.25%		$69,356	2.30%
Excess of interest-earning assets over
deposits and borrowings	$874,858			$846,335			$672,978
Effective interest rate spread			2.38			2.35			2.42

(a) Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(b) Included amounts swept into money market deposit accounts.
(c) Starting in the first quarter of 2004, the impact of swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(d) In June 2004, we issued $200 million of 6.5% 10-year senior notes. In July 2004, we redeemed our junior subordinated debentures before their maturity.
Page 20	Navigation Links

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

	Three Months Ended March 31,
	2005 Versus 2004
	Changes Due To

			Rate/
(In Thousands)	Volume	Rate	Volume	Net

Interest income:
Loans	$45,414	$8,659	$3,404	$57,477
Mortgage-backed securities	-	-	-	-
Investment securities	618	1,335	161	2,114

Change in interest income	46,032	9,994	3,565	59,591

Interest expense:
Transaction accounts:
Interest-bearing checking	17	-	-	17
Money market	46	-	-	46
Regular passbook	(3,612)	(126)	41	(3,697)

Total transaction accounts	(3,549)	(126)	41	(3,634)
Certificates of deposit	15,190	2,799	2,068	20,057

Total interest-bearing deposits	11,641	2,673	2,109	16,423
FHLB advances and other borrowings	18,024	46	205	18,275
Senior notes and junior subordinated debentures	1,878	(1,073)	(644)	161

Change in interest expense	31,543	1,646	1,670	34,859

Change in net interest income	$14,489	$8,348	$1,895	$24,732

Provision for Loan Losses

          Provision for loan losses totaled $2.0 million in the current quarter, compared to $1.8 million in the year-ago quarter.

Other Income

          Our total other income was $55.7 million in the current quarter, up $52.8 million from a year ago. Contributing to the increase between first quarters was:

  a $29.2 million increase in net gains from sales of loans and mortgage-backed securities;
  a $15.7 million improvement in loan servicing activities;
  a $7.1 million increase in loan and deposit related fees; and
  a $1.7 million increase in our income from real estate and joint ventures held for investment due primarily to higher gains from sales.

Those favorable factors were partially offset by a $2.1 million decline in gains from the sale of securities, as the year-ago quarter included a gain from the sale of securities purchased as a partial economic hedge against value changes of our MSRs.

Page 21	Navigation Links

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $19.5 million in the current quarter, up $7.1 million or 56.6% from a year ago. The increase was primarily in our loan related fees which were up $6.3 million due to higher loan prepayment fees. Deposit related fees were up 10.6%.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Loan related fees:
Prepayment fees	$10,255	$8,284	$6,435	$5,090	$3,799
Other fees	1,888	2,152	2,175	2,215	2,000
Deposit related fees:
Automated teller machine fees	2,581	2,387	2,418	2,455	2,243
Other fees	4,783	5,013	4,800	4,659	4,414

Total loan and deposit related fees	$19,507	$17,836	$15,828	$14,419	$12,456

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $2.6 million in the current quarter, up $1.7 million from the year-ago quarter due primarily to higher gains from sales. Gains increased $1.4 million to $1.5 million in the current quarter, of which $1.4 million related to joint venture projects reported within equity in net income from joint ventures.

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Rental operations, net of expenses	$456	$153	$113	$172	$576
Net gains on sales of wholly owned real estate	31	1	-	5,616	40
Equity in net income from joint ventures	1,458	4,563	(2)	1,014	80
Interest from joint venture advances	635	846	254	246	230

Total income from real estate and joint ventures
held for investment, net	$2,580	$5,563	$365	$7,048	$926

Secondary Marketing Activities

          We service loans for others and those activities generated income of $1.5 million in the current quarter, compared to a loss of $14.2 million in the year-ago quarter. The primary reason for the $15.7 million favorable change was that the current quarter included a reduction of the impairment for MSRs of $1.2 million, whereas the year-ago quarter included a $12.9 million addition for impairment.

          Loans we service for others with capitalized MSRs totaled $2.2 billion at quarter end, up from $2.1 billion at year-end 2004, but down from $9.1 billion a year ago. The decline from a year ago reflected our sale of approximately 80% of our MSRs during the fourth quarter of 2004. In addition to the loans we serviced for others with capitalized MSRs at March 31, 2005, we serviced $5.8 billion of loans on a sub-servicing basis for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month.

Page 22	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Net cash servicing fees	$1,627	$3,595	$6,031	$5,615	$5,704
Payoff and curtailment interest cost (a)	(194)	(968)	(1,053)	(2,083)	(1,527)
Amortization of mortgage servicing rights	(1,160)	(2,998)	(5,190)	(4,082)	(5,519)
(Provision for) reduction of impairment
of mortgage servicing rights	1,211	(1,505)	(16,678)	14,336	(12,903)

Total loan servicing income (loss), net	$1,484	$(1,876)	$(16,890)	$13,786	$(14,245)

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

          For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          Sales of loans and mortgage-backed securities we originated for sale increased from $679 million a year ago to $2.030 billion in the current quarter. Net gains associated with these sales totaled $30.6 million in the current quarter, up from $1.4 million a year ago. The increase was not only due to a higher volume of loans sold, but also to a higher gain per dollar of loan sold. Excluding the impact of SFAS 133, a gain of 1.36% of secondary market sales was realized, up from 0.69% a year ago. Net gains in the current quarter included the capitalization of MSRs of $1.6 million, compared to $6.0 million a year ago.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Mortgage servicing rights	$1,609	$1,835	$12,114	$12,074	$5,968
All other components excluding SFAS 133	26,093	25,954	(72)	249	(1,314)
SFAS 133	2,913	(5,030)	2,595	3,352	(3,282)

Total net gains on sales of loans
and mortgage-backed securities	$30,615	$22,759	$14,637	$15,675	$1,372

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.36%	0.87%	0.64%	1.08%	0.69%

Securities Available for Sale

          In the first quarter of 2004, we purchased and sold securities classified as available for sale that we acquired as a partial economic hedge against value changes in our MSRs and recognized a gain of $2.1 million. No securities were held as a partial economic hedge against value changes in our MSRs during the current quarter due to the sale of approximately 80% of our MSRs during the fourth quarter of 2004. In the current quarter, we recorded gains of less than $0.1 million from sales of securities as a result of normal business activity.

Page 23	Navigation Links

Operating Expense

          Our operating expense totaled $58.2 million in the current quarter, up $3.2 million or 5.8% from a year ago. The increase was primarily due to a $3.6 million or 10.1% increase in salaries and related costs.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Salaries and related costs	$39,155	$38,448	$36,629	$37,575	$35,569
Premises and equipment costs	8,000	8,801	8,771	8,200	8,208
Advertising expense	1,350	1,158	1,494	1,165	1,708
SAIF insurance premiums and regulatory
assessments	927	825	825	744	757
Professional fees	336	717	387	356	368
Other general and administrative expense	8,392	9,238	9,909	9,432	8,482

Total general and administrative expense	58,160	59,187	58,015	57,472	55,092
Net operation of real estate acquired in
settlement of loans	64	17	36	(237)	(72)

Total operating expense	$58,224	$59,204	$58,051	$57,235	$55,020

Provision for Income Taxes

          Income taxes for the first quarter totaled $37.8 million, resulting in an effective tax rate of 42.2%, compared to $6.6 million and 42.4% for the year-ago quarter. For further information, see Note 4 of Notes to Consolidated Financial Statements on page 11.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 13.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Banking net income	$50,210	$43,103	$24,262	$23,726	$8,387
Real estate investment net income	1,529	3,316	248	4,095	525

Total net income	$51,739	$46,419	$24,510	$27,821	$8,912

Page 24	Navigation Links

Banking

          Net income from our banking operations for the current quarter totaled $50.2 million, up $41.8 million from a year ago. The increase between first quarters primarily reflected:

  a $29.2 million increase in our net gains from sales of loans and mortgage-backed securities due to both a higher volume of sales and a higher gain per dollar of loan sold;
  a $24.5 million increase in our net interest income reflecting growth in average interest-earning assets;
  a $15.7 million improvement in loan servicing activities due primarily to a positive change in the valuation allowance associated with MSRs; and
  a $7.2 million increase in loan and deposit related fees, primarily reflecting higher loan prepayment fees.

Those favorable factors were partially offset by:

  a $3.2 million increase in operating expense; and
  a $2.1 million decline in gains from sales of securities, as the year-ago quarter included a gain associated with a partial economic hedge against value changes of MSRs.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Net interest income	$93,985	$89,968	$81,924	$76,842	$69,444
Provision for (reduction of) loan losses	2,038	(1,553)	1,186	1,458	1,804
Other income	52,898	42,172	9,557	22,724	1,691
Operating expense	57,858	58,931	57,742	56,908	54,699
Net intercompany expense	(38)	(19)	(48)	(43)	(38)

Income before income taxes	86,949	74,743	32,505	41,157	14,594
Income taxes	36,739	31,640	8,243	17,431	6,207

Net income	$50,210	$43,103	$24,262	$23,726	$8,387

At period end
Assets:
Loans and mortgage-backed securities	$15,728,508	$14,542,778	$14,257,374	$12,971,737	$11,594,098
Other	1,157,208	1,097,534	1,374,840	1,239,475	1,919,401

Total assets	16,885,716	15,640,312	15,632,214	14,211,212	13,513,499

Equity	$1,054,336	$1,007,651	$965,625	$942,452	$924,557

Page 25	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $1.5 million in the current quarter, up $1.0 million from a year ago. The increase primarily reflected higher gains from sales.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Net interest income (expense)	$103	$15	$13	$(231)	$(88)
Other income	2,816	5,858	665	7,456	1,262
Operating expense	366	273	309	327	321
Net intercompany income	38	19	48	43	38

Income before income taxes	2,591	5,619	417	6,941	891
Income taxes	1,062	2,303	169	2,846	366

Net income	$1,529	$3,316	$248	$4,095	$525

At period end
Assets:
Investments in real estate and joint ventures	$56,964	$55,411	$44,242	$31,517	$35,768
Other	17,877	18,776	2,883	11,845	3,994

Total assets	74,841	74,187	47,125	43,362	39,762

Equity	$67,220	$65,691	$39,875	$32,227	$28,132

          Our investments in real estate and joint ventures amounted to $57 million at March 31, 2005, up from $55 million at December 31, 2004 and $36 million at March 31, 2004.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Losses on Loans and Real Estate on page 40.

Page 26	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $1.2 billion during the current quarter to a total of $15.7 billion or 93.1% of total assets at March 31, 2005. The increase occurred in both loans held for investment and loans held for sale. Our loans held for investment increased $1.0 billion, as loan originations exceeded payoffs, and loans held for sale increased $137 million.

          Our loan originations, including loans purchased, totaled $4.250 billion in the current quarter, up 44% from the $2.956 billion we originated in the first quarter of 2004. Loans originated for sale increased $1.254 billion to $2.181 billion, while one-to-four unit residential loans originated for portfolio increased $13 million to $1.916 billion. Of the current quarter originations for portfolio, $173 million represented subprime credits. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans declined from 41% a year ago to 30% in the current quarter. During the current quarter, 81% of our residential one-to-four unit originations represented refinance transactions. This is up slightly from 78% in the year-ago quarter. In addition to single family loans, we originated $152 million of other loans in the current quarter.

          As to our current quarter originations of adjustable one-to-four unit residential loans originated for portfolio, including loans purchased,:

  99% had monthly adjustable interest rates tied primarily to the FHLB Eleventh District Cost of Funds Index (“COFI”) and generally provide for negative amortization. This is in contrast to the year-ago quarter when COFI-related loans represented 45% and loans tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year (“MTA”) represented 38%; and
  1% had adjustable interest rates tied to London Inter-Bank Offered Rate (“LIBOR”) that typically adjust every six months.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,904,087	$1,846,514	$1,903,602	$1,390,834	$854,367
MTA	2,241	46,467	38,363	699,445	721,138
LIBOR	10,003	33,830	130,425	299,470	203,502
Adjustable – fixed for 3-5 years	-	-	-	-	124,008
Fixed	-	-	482	-	-

Total residential one-to-four units	1,916,331	1,926,811	2,072,872	2,389,749	1,903,015
Other	152,084	141,238	162,069	200,017	125,391

Total for investment portfolio	2,068,415	2,068,049	2,234,941	2,589,766	2,028,406
Sale portfolio(a)	2,181,392	2,522,101	2,054,632	1,279,208	927,777

Total for investment and sale portfolios	$4,249,807	$4,590,150	$4,289,573	$3,868,974	$2,956,183

(a) Primarily residential one-to-four unit loans.
Page 27	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$9,810,346	77%	$8,461,835	72%	$7,179,528	62%	$5,845,753	56%	$5,095,707	57%
MTA	2,068,230	16	2,224,130	19	3,362,196	29	3,563,210	35	3,074,120	35
LIBOR	813,800	6	908,596	8	934,728	8	857,211	8	589,621	7
Other, primarily CMT	148,566	1	119,475	1	108,612	1	142,796	1	126,154	1

Total adjustable loans (a)	$12,840,942	100%	$11,714,036	100%	$11,585,064	100%	$10,408,970	100%	$8,885,602	100%

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

          Most of our adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These mortgages:

  have a lifetime interest rate cap, but no specified periodic interest rate adjustment cap;
  have a periodic cap on changes in required monthly payments; and
  allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments.

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which also increases credit risk, as the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation. A loan-to-value ratio is the ratio of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. Our loan documents limit the amount of negative amortization that can occur. Our current practice imposes a limit on the amount of negative amortization on all our loans we originate to 110% of the original loan amount. However, our loan portfolio held for investment does contain loans previously originated with a limit of principal plus negative amortization of 125% of the original loan amount. At March 31, 2005, loans with the higher 125% limit on negative amortization represented 9% of our adjustable rate one-to-four unit residential portfolio, while those with the 110% limit represented 84%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          At March 31, 2005, $12.7 billion or 93% of our adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $51 million represented the amount of negative amortization included in the loan balance. The amount of negative amortization increased $14 million from the December 31, 2004 level.

          We also will continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market as needed to manage our balance sheet to remain in compliance with regulatory capital requirements. We sold $2.030 billion of loans and mortgage-backed securities in the current quarter, compared to $3.198 billion in the fourth quarter of 2004 and $679 million in the year-ago first quarter. All but minor amounts were secured by residential one-to-four unit property, and at March 31, 2005, loans held for sale totaled $1.255 billion.

Page 28	Navigation Links

          At March 31, 2005, our unfunded loan application pipeline totaled $2.9 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, excluding expected fallout, of $1.2 billion, of which $925 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at March 31, 2005, we had commitments on undrawn lines of credit of $430 million and loans in process of $64 million. We believe our current sources of funds will enable us to meet these obligations.

Page 29	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$1,719,398	$1,672,606	$1,788,864	$2,114,055	$1,550,101
Adjustable – subprime	171,573	214,370	228,110	198,731	163,927
Adjustable – fixed for 3-5 years	-	-	-	-	124,008
Adjustable – fixed for 3-5 years – subprime	-	-	-	-	-

Total adjustable residential one-to-four units	1,890,971	1,886,976	2,016,974	2,312,786	1,838,036
Fixed	-	-	284	-	-
Fixed – subprime	-	-	-	-	-
Residential five or more units – adjustable	-	625	2,695	9,029	8,452

Total residential	1,890,971	1,887,601	2,019,953	2,321,815	1,846,488
Commercial real estate	-	-	875	1,070	8,094
Construction	21,172	17,464	4,858	8,165	6,330
Land	35,211	2,100	-	25,953	-
Non-mortgage:
Commercial	-	-	1,000	-	375
Automobile	-	-	-	-	-
Other consumer	95,701	121,049	152,641	155,305	101,582

Total loans originated	2,043,055	2,028,214	2,179,327	2,512,308	1,962,869
Real estate loans purchased:
One-to-four units	23,609	36,169	51,476	71,006	56,361
One-to-four units – subprime	1,751	3,666	4,138	5,957	8,618
Other (a)	-	-	-	495	558

Total real estate loans purchased	25,360	39,835	55,614	77,458	65,537

Total loans originated and purchased	2,068,415	2,068,049	2,234,941	2,589,766	2,028,406
Loan repayments	(1,043,649)	(1,088,690)	(1,123,307)	(1,294,340)	(1,064,293)
Other net changes (b)	24,343	(966,506)	(10,423)	(50,177)	(15,946)

Net increase in loans held for investment	1,049,109	12,853	1,101,211	1,245,249	948,167

Sale Portfolio
Originated whole loans:
Residential one-to-four units	2,171,625	2,499,648	2,016,218	1,273,042	927,047
Non-mortgage loans	-	-	-	-	730
Loans purchased	9,767	22,453	38,414	6,166	-
Loans transferred from (to) the investment portfolio (b)	(9,866)	981,282	-	(3,940)	283
Originated whole loans sold	(1,760,376)	(2,865,724)	(1,560,485)	(508,482)	(155,610)
Loans exchanged for mortgage-backed securities	(269,411)	(331,777)	(310,741)	(630,547)	(523,136)
Capitalized basis adjustment (c)	2,656	(7,053)	3,901	(2,261)	1,082
Other net changes	(7,766)	(26,267)	(2,875)	(1,582)	(968)

Net increase in loans held for sale	136,629	272,562	184,432	132,396	249,428

Mortgage-backed securities, net:
Received in exchange for loans	269,411	331,777	310,741	630,547	523,136
Sold	(269,411)	(331,777)	(310,741)	(630,547)	(523,136)
Repayments	(6)	(6)	(6)	(6)	(6)
Other net changes	(2)	(5)	-	-	(1)

Net decrease in mortgage-backed securities
available for sale	(8)	(11)	(6)	(6)	(7)

Net increase in loans held for sale and
mortgage-backed securities available for sale	136,621	272,551	184,426	132,390	249,421

Total net increase in loans and
mortgage-backed securities	$1,185,730	$285,404	$1,285,637	$1,377,639	$1,197,588

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
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 30	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$11,498,211	$10,425,738	$10,422,234	$9,342,177	$7,878,316
Adjustable – subprime	1,269,695	1,231,911	1,140,995	1,043,557	982,696
Adjustable – fixed for 3-5 years	885,029	1,017,958	1,152,604	1,302,726	1,650,521
Adjustable – fixed for 3-5 years – subprime	16,495	19,415	22,882	28,938	35,861
Fixed	60,361	65,371	70,524	76,913	90,993
Fixed – subprime	3,014	3,126	3,688	4,028	3,515

Total residential one-to-four units	13,732,805	12,763,519	12,812,927	11,798,339	10,641,902
Residential five or more units:
Adjustable	92,554	95,163	95,555	102,176	99,321
Fixed	1,371	1,424	1,808	1,840	1,875
Commercial real estate:
Adjustable	25,409	28,384	37,641	37,075	36,298
Fixed	4,255	4,294	4,838	5,465	6,016
Construction	77,428	67,519	72,599	80,608	88,676
Land	59,470	25,569	25,764	26,770	1,587
Non-mortgage:
Commercial	4,766	4,997	5,990	5,083	5,150
Automobile	542	858	1,297	1,911	2,816
Other consumer	313,177	283,798	235,113	179,793	130,549

Total loans held for investment	14,311,777	13,275,525	13,293,532	12,239,060	11,014,190
Increase (decrease) for:
Undisbursed loan funds	(67,869)	(49,089)	(50,709)	(62,478)	(50,950)
Net deferred costs and premiums	265,913	232,277	202,874	166,803	133,518
Allowance for losses	(36,713)	(34,714)	(34,551)	(33,450)	(32,072)

Total loans held for investment, net	14,473,108	13,423,999	13,411,146	12,309,935	11,064,686

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	1,256,507	1,122,534	842,853	662,321	526,311
Non-mortgage	-	-	63	64	1,420
Capitalized basis adjustment (a)	(1,403)	(4,059)	2,997	(904)	1,354

Total loans held for sale	1,255,104	1,118,475	845,913	661,481	529,085
Mortgage-backed securities available for sale:
Adjustable	296	304	315	321	327
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	296	304	315	321	327

Total loans held for sale and mortgage-backed
securities available for sale	1,255,400	1,118,779	846,228	661,802	529,412

Total loans and mortgage-backed securities	$15,728,508	$14,542,778	$14,257,374	$12,971,737	$11,594,098

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At March 31, 2005, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At March 31, 2005, our residential one-to-four units subprime portfolio totaled $1.3 billion and consisted of 96% “Alt. A and A-” credit, 3% “B” credit and 1% “C” credit loans. The average loan-to-value ratio at origination for these loans was 71%.

          We carry mortgage-backed securities available for sale at fair value which, at March 31, 2005, was essentially equal to our cost basis.

Page 31	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Federal funds	$10,003	$-	$-	$-	$2,300
Investment securities available for sale:
U.S. Treasury	-	-	248,047	238,906	517,227
Agency	511,638	496,944	484,766	391,813	354,810
Other	65	65	65	66	66

Total investment securities	$521,706	$497,009	$732,878	$630,785	$874,403

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2005 are presented in the following table. The $0.3 million unrealized loss on the security that has been in a loss position for 12 months or longer is due to changes in market interest rates. We have the intent and ability to hold the security until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Agency	477,515	3,263	31,368	330	508,883	3,593
Other	-	-	-	-	-	-

Total temporarily impaired securities	$477,515	$3,263	$31,368	$330	$508,883	$3,593

          The following table sets forth the maturities of our investment securities and their weighted average yields at March 31, 2005.

	As of March 31, 2005 Amount Due

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$10,003	$-	$-	$-	$10,003
Weighted average yield	2.81%	-%	-%	-%	2.81%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Agency (a)	-	53,278	449,806	8,554	511,638
Weighted average yield	-%	2.85%	4.00%	3.97%	3.88%
Other	-	-	-	65	65
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$10,003	$53,278	$449,806	$8,619	$521,706
Weighted average yield	2.81%	2.85%	4.00%	3.99%	3.86%

(a) At March 31, 2005, virtually all of our securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from May 2005 to September 2014. Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
Page 32	Navigation Links

Deposits

          At March 31, 2005, our deposits totaled $10.3 billion, up $1.5 billion or 16.9% from the year-ago level and up $651 million or 6.7% since December 31, 2004. Compared to the year-ago period, our certificates of deposit increased $2.7 billion or 72.9%, which was partially offset by a decrease in our transaction accounts—i.e., checking, money market and regular passbook—of $1.2 billion or 24.4%. Given the relatively low level of interest rates, some of our customers moved monies in prior periods from certificates of deposit to regular passbook accounts as they seemed more interested in liquidity. Now that short-term market interest rates have begun to rise, those monies are now beginning to flow back into certificates of deposit.

          During the quarter, two in-store branches were closed due to the sale of the grocery stores in which they were located. The associated deposits have been temporarily transferred to another branch pending the opening of a replacement location expected in the second quarter. In addition, during the quarter one new in-store and one new traditional branch were opened. This leaves our total number of branches unchanged at 169, of which 92 were in-store and four were located in Arizona. A year ago, we had 171 branches, of which 99 were in-store and three were located in Arizona. At March 31, 2005, the average deposit size of our 77 traditional branches was $108 million, while the average deposit size of our 92 in-store branches was $22 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$672,531	-%	$601,588	-%	$506,981	-%	$483,566	-%	$489,213
Interest-bearing
checking (a)	0.31	538,842	0.33	534,775	0.34	525,124	0.35	532,682	0.37	542,963
Money market	1.05	159,241	1.05	158,519	1.05	150,716	1.05	146,756	1.05	142,092
Regular passbook	1.09	2,465,789	1.12	2,813,078	1.08	3,144,606	1.10	3,578,383	1.08	3,898,369

Total transaction
accounts	0.79	3,836,403	0.85	4,107,960	0.86	4,327,427	0.90	4,741,387	0.90	5,072,637
Certificates of deposit:
Less than 2.00%	1.62	446,819	1.59	912,234	1.46	1,131,677	1.33	1,480,511	1.22	1,532,376
2.00-2.49	2.40	2,232,900	2.38	3,003,000	2.37	2,711,948	2.39	1,463,613	2.38	962,827
2.50-2.99	2.81	474,212	2.80	495,119	2.77	363,305	2.71	263,753	2.71	211,296
3.00-3.49	3.17	2,494,034	3.19	327,552	3.28	200,480	3.28	211,428	3.30	233,922
3.50-3.99	3.80	171,466	3.84	94,611	3.85	93,163	3.83	87,374	3.79	106,554
4.00-4.49	4.23	196,138	4.26	257,369	4.25	262,531	4.27	240,864	4.27	240,903
4.50-4.99	4.83	425,732	4.83	424,937	4.83	425,352	4.83	423,229	4.83	420,966
5.00 and greater	5.59	31,373	5.62	35,196	5.62	35,450	5.62	36,079	5.61	35,692

Total certificates
of deposit	2.94	6,472,674	2.66	5,550,018	2.58	5,223,906	2.49	4,206,851	2.45	3,744,536

Total deposits	2.14%	$10,309,077	1.89%	$9,657,978	1.80%	$9,551,333	1.65%	$8,948,238	1.56%	$8,817,173

(a) Included amounts swept into money market deposit accounts.
Page 33	Navigation Links

Borrowings

          During the current quarter, our borrowings increased $534 million to $5.3 billion, due to an increase in FHLB advances. This followed a $111 million decline in borrowings during the fourth quarter of 2004.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2005	2004	2004	2004	2004

Securities sold under agreements to repurchase	$-	$-	$251,875	$239,688	$507,027
Federal Home Loan Bank advances (a)	5,093,874	4,559,622	4,418,729	3,556,087	2,424,230
Real estate notes	-	-	-	-	4,144
Senior notes	197,964	197,924	197,886	198,179	-
Junior subordinated debentures (b)	-	-	-	123,711	123,711

Total borrowings	$5,291,838	$4,757,546	$4,868,490	$4,117,665	$3,059,112

Weighted average rate on borrowings during
the quarter (a)	3.03%	2.67%	2.40%	2.37%	3.25%
Total borrowings as a percentage of total assets	31.33	30.40	31.13	28.95	22.62

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in affordable housing funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 35 and Note 3 of Notes to the Consolidated Financial Statements on page 7.

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

          In addition to the interest rate risk associated with our lending for investment and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with national investment banking firms and government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into hedging contracts for speculative purposes.

          Changes in mortgage interest rates also impact the value of our MSRs. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. During the first quarter of 2004, we implemented a fairly simple hedging strategy by purchasing securities classified as available for sale as a partial economic hedge against future value changes in our MSRs. During periods when long-term interest rates decline, the value of our MSRs will fall and the resultant MSR valuation addition will, in general, be partially offset by securities gains. However, if long-term interest rates rise causing MSR values to improve, the securities will be in a loss position and may be sold with the intention to reset the hedge at a higher market interest rate. Any realized loss from the securities sales will be mitigated by the favorable earnings impact associated with the recapture of any existing MSR valuation allowance. While the strategy was not constructed to be a perfect hedge, it was expected to reduce earnings volatility from changing MSR values. In connection with the sale of approximately 80% of our MSRs during the fourth quarter of 2004 which thereby reduced the risk of changing MSR values, the partial economic hedge established in the first quarter of 2004 was closed in October 2004. Over time, we may use derivatives in lieu of securities, or a combination of both, to provide an economic hedge against value changes in our MSRs. In addition, the dollar amount used as an economic hedge may vary as we reset the hedge due to changes in the volume of MSRs or their sensitivity to changes in market interest rates.

          There has been no significant change in our market risk since December 31, 2004.

Page 35	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of March 31, 2005, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	March 31, 2005

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock(a)	$360,087	$78,385	$326,847	$-	$-	$765,319
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	14,356,696	266,225	530,422	-	-	15,153,343
Fixed	111,197	8,963	34,170	8,499	1,678	164,507
Commercial real estate	16,525	2,197	9,630	344	-	28,696
Construction	40,074	-	-	-	-	40,074
Land	28,987	7	649	-	-	29,643
Non-mortgage loans:
Commercial	1,004	-	-	-	-	1,004
Consumer	310,541	154	250	-	-	310,945
Mortgage-backed securities	296	-	-	-	-	296

Total loans and mortgage-backed securities	14,865,320	277,546	575,121	8,843	1,678	15,728,508

Total interest-earning assets	$15,225,407	$355,931	$901,968	$8,843	$1,678	$16,493,827

Transaction accounts:
Non-interest-bearing checking	$672,531	$-	$-	$-	$-	$672,531
Interest-bearing checking(c)	538,842	-	-	-	-	538,842
Money market (d)	159,241	-	-	-	-	159,241
Regular passbook (d)	2,465,789	-	-	-	-	2,465,789

Total transaction accounts	3,836,403	-	-	-	-	3,836,403
Certificates of deposit(e)	3,996,114	1,279,391	1,197,069	100	-	6,472,674

Total deposits	7,832,517	1,279,391	1,197,069	100	-	10,309,077
FHLB advances and other borrowings	4,344,574	164,000	556,300	29,000	-	5,093,874
Senior notes	-	-	-	197,964	-	197,964
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$12,607,091	$1,443,391	$1,323,369	$227,064	$-	$15,600,915

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$2,618,316	$(1,087,460)	$(421,401)	$(218,221)	$1,678	$892,912
Cumulative gap	2,618,316	1,530,856	1,109,455	891,234	892,912
Cumulative gap – as a percentage of total assets:
March 31, 2005	15.50%	9.06%	6.57%	5.28%	5.29%
December 31, 2004	17.05	9.25	6.96	5.54	5.55
March 31, 2004	13.88	9.12	2.61	6.21	5.32

(a) Includes FHLB stock and is based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal reported.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.
Page 36	Navigation Links

          Our six-month gap at March 31, 2005 was a positive 15.50%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 17.05% at December 31, 2004 and 13.88% a year ago.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio and plan to sell the originations in excess of our balance sheet needs into the secondary market to the extent we can do so profitably. For the twelve months ended March 31, 2005, we originated and purchased for investment $9.0 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At March 31, 2005, December 31, 2004 and March 31, 2004 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. At March 31, 2005, $14.2 billion or essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $13.2 billion or 99% at December 31, 2004, and $10.9 billion or 99% a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004

Weighted average yield: (a)
Loans and mortgage-backed securities	5.00%	4.67%	4.46%	4.37%	4.51%
Federal Home Loan Bank stock	4.26	3.89	3.90	4.42	3.85
Investment securities (b)	3.86	3.88	3.96	3.61	3.44

Interest-earning assets yield	4.95	4.63	4.43	4.34	4.43

Weighted average cost:
Deposits	2.14	1.89	1.80	1.65	1.56
Borrowings:
Securities sold under agreements to repurchase	-	-	1.60	0.60	0.45
Federal Home Loan Bank advances (c)	3.08	2.77	2.32	2.06	2.44
Real estate notes	-	-	-	-	6.63
Senior notes	6.50	6.50	6.50	6.50	-
Junior subordinated debentures (d)	-	-	-	10.00	10.00

Total borrowings	3.21	2.93	2.45	2.43	2.43

Combined funds cost	2.50	2.23	2.02	1.90	1.78

Interest rate spread	2.45%	2.40%	2.41%	2.44%	2.65%

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

          The period-end weighted average yield on our loan portfolio increased to 5.00% at March 31, 2005, up from 4.67% at December 31, 2004 and 4.51% at March 31, 2004. At March 31, 2005, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $15.1 billion with a weighted average rate of 4.95%, compared to $13.9 billion with a weighted average rate of 4.61% at December 31, 2004, and $10.9 billion with a weighted average rate of 4.42% at March 31, 2004.

Page 37	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets declined $5 million during the current quarter to $29 million or 0.17% of total assets. The decrease occurred in both our prime and subprime residential loan categories.

          The following table summarizes our non-performing assets at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2005	2004	2004	2004	2004

Non-accrual loans:
Residential one-to-four units	$16,835	$20,470	$23,091	$24,445	$31,037
Residential one-to-four units – subprime	8,798	10,696	12,870	12,615	16,846
Other	466	468	464	475	516

Total non-accrual loans	26,099	31,634	36,425	37,535	48,399
Real estate acquired in settlement of loans	2,783	2,555	2,819	2,424	5,189
Repossessed automobiles	-	-	-	9	7

Total non-performing assets	$28,882	$34,189	$39,244	$39,968	$53,595

Allowance for loan losses:
Amount	$36,713	$34,714	$34,551	$33,450	$32,072
As a percentage of non-performing loans	140.67%	109.74%	94.86%	89.12%	66.27%
Non-performing assets as a percentage of total assets	0.17	0.22	0.25	0.28	0.40

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.27% at March 31, 2005, down from 0.33% at December 31, 2004 and 0.52% a year ago. The declines primarily occurred in our residential one-to-four units category.

Page 38	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	March 31, 2005				December 31, 2004

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$14,341	$4,837	$12,562	$31,740	$13,446	$4,089	$16,949	$34,484
One-to-four units – subprime	2,474	1,961	5,487	9,922	3,756	2,143	5,998	11,897
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	16,815	6,798	18,049	41,662	17,202	6,232	22,947	46,381
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	11	-	-	11	22	2	-	24
Other consumer	169	11	38	218	31	44	40	115

Total delinquent loans	$16,995	$6,809	$18,515	$42,319	$17,255	$6,278	$23,415	$46,948

Delinquencies as a percentage of total loans	0.11%	0.04%	0.12%	0.27%	0.13%	0.04%	0.16%	0.33%

	September 30, 2004				June 30, 2004

Loans secured by real estate:
Residential:
One-to-four units	$9,858	$6,480	$16,283	$32,621	$11,844	$6,333	$18,004	$36,181
One-to-four units – subprime	4,650	3,818	5,940	14,408	3,935	2,427	7,854	14,216
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	14,508	10,298	22,223	47,029	15,779	8,760	25,858	50,397
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	1	-	-	1	-	11	8	19
Other consumer	30	43	36	109	309	13	39	361

Total delinquent loans	$14,539	$10,341	$22,687	$47,567	$16,088	$8,784	$26,333	$51,205

Delinquencies as a percentage of total loans	0.11%	0.07%	0.16%	0.34%	0.13%	0.07%	0.20%	0.40%

	March 31, 2004

Loans secured by real estate:
Residential:
One-to-four units	$13,066	$4,805	$23,995	$41,866
One-to-four units – subprime	3,458	3,852	10,279	17,589
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	16,524	8,657	34,274	59,455
Non-mortgage:
Commercial	-	-	428	428
Automobile	5	14	8	27
Other consumer	221	12	80	313

Total delinquent loans	$16,750	$8,683	$34,790	$60,223

Delinquencies as a percentage of total loans	0.14%	0.08%	0.30%	0.52%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 39	Navigation Links

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

          Allowances for losses on all assets were $38 million at March 31, 2005, compared to $36 million at December 31, 2004, and $34 million a year ago.

          In the current quarter, our provision for loan losses was $2.0 million and net loan charge-offs totaled less than $0.1 million, resulting in an increase in the allowance for loan losses from $35 million to $37 million at March 31, 2005. The current quarter increase in the allowance reflected an increase of $2.5 million in the general valuation allowance due to an increase in the loan portfolio, partially offset by a $0.5 million decline in allocated allowances due to an improvement in credit quality. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Balance at beginning of period	$34,714	$34,551	$33,450	$32,072	$30,330
Provision (reduction)	2,038	(1,553)	1,186	1,458	1,804
Charge-offs	(46)	(107)	(94)	(86)	(96)
Recoveries	7	1,823	9	6	34

Balance at end of period	$36,713	$34,714	$34,551	$33,450	$32,072

Page 40	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2005	2004	2004	2004	2004

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$-	$78	$56	$27	$45
One-to-four units – subprime	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	8	2	7	3	10
Other consumer	38	27	31	56	41

Total gross loan charge-offs	46	107	94	86	96

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	-	-
One-to-four units – subprime	-	-	-	1	25
Five or more units	-	-	-	-	-
Commercial real estate	-	1,819	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	-	2	3	2	5
Other consumer	7	2	6	3	4

Total gross loan recoveries	7	1,823	9	6	34

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	-	78	56	27	45
One-to-four units – subprime	-	-	-	(1)	(25)
Five or more units	-	-	-	-	-
Commercial real estate	-	(1,819)	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	8	-	4	1	5
Other consumer	31	25	25	53	37

Total net loan charge-offs	$39	$(1,716)	$85	$80	$62

Net loan charge-offs as a
percentage of average loans	-%	(0.05)%	-%	-%	-%

Page 41	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2005	2004	2004	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	$21,700	$20,452	$20,562	$19,547	$18,507
One-to-four units – subprime	6,355	6,130	5,997	5,569	5,847
Five or more units	704	724	730	780	759
Commercial real estate	297	492	561	1,096	1,049
Construction	917	797	855	951	1,045
Land	781	352	321	333	18
Non-mortgage:
Commercial	446	451	461	460	460
Automobile	8	13	19	37	51
Other consumer	2,705	2,503	2,245	1,877	1,536
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$36,713	$34,714	$34,551	$33,450	$32,072

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2005	2004	2004	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	0.17%	0.18%	0.18%	0.18%	0.19%
One-to-four units – subprime	0.49	0.49	0.51	0.52	0.57
Five or more units	0.75	0.75	0.75	0.75	0.75
Commercial real estate	1.00	1.51	1.32	2.58	2.48
Construction	1.18	1.18	1.18	1.18	1.18
Land	1.31	1.38	1.25	1.24	1.13
Non-mortgage:
Commercial	9.36	9.03	7.70	9.05	8.93
Automobile	1.48	1.52	1.46	1.94	1.81
Other consumer	0.86	0.88	0.95	1.04	1.18

Total for loans held for investment	0.26%	0.26%	0.26%	0.27%	0.29%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2005	2004	2004	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	86.95%	86.69%	87.60%	87.60%	87.34%
One-to-four units – subprime	9.01	9.45	8.78	8.80	9.28
Five or more units	0.66	0.73	0.73	0.85	0.92
Commercial real estate	0.21	0.25	0.32	0.35	0.38
Construction	0.54	0.51	0.55	0.66	0.80
Land	0.41	0.19	0.19	0.22	0.01
Non-mortgage:
Commercial	0.03	0.04	0.05	0.04	0.05
Automobile	-	0.01	0.01	0.01	0.03
Other consumer	2.19	2.13	1.77	1.47	1.19

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 42	Navigation Links

          At March 31, 2005, there were no loans for which we recognized impairment. This was down from $3 million at December 31, 2004 and $12 million a year ago. The current quarter reduction was due to the payoff of our only loan that was classified as impaired. As a result, there was no allowance for losses related to impaired loans at quarter end. There was less than a $1 million allowance for losses related to impaired loans at December 31, 2004 and March 31, 2004. During the current quarter, total interest recognized on the impaired loan portfolio was $0.5 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Balance at beginning of period	$193	$41	$699	$704	$709
Provision (reduction)	(193)	152	(658)	(5)	(5)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$-	$193	$41	$699	$704

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2005	2004	2004	2004	2004

Balance at beginning of period	$1,436	$1,436	$1,436	$1,436	$1,436
Provision	-	-	-	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,436	$1,436	$1,436	$1,436	$1,436

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

          Our primary sources of funds generated in the first quarter of 2005 were from:

  principal repayments of $877 million—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $651 million in deposits; and
  an increase of $534 million in FHLB advances and other borrowings.

          We used these funds to:

  originate and purchase $1.902 billion of loans held for investment, excluding refinances of our existing loans; and
  fund a net increase of $137 million in our loans held for sale.
Page 43	Navigation Links

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At March 31, 2005, our FHLB borrowings totaled $5.1 billion, representing 30.2% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $3.4 billion. To the extent deposit growth over the remainder of 2005 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of March 31, 2005, we had commitments to borrowers for short-term rate locks, excluding expected fallout, of $1.2 billion, undisbursed loan funds and unused lines of credit of $494 million, operating leases of $17 million and commitments to invest in affordable housing funds of $5 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At March 31, 2005, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $35 million.

          Stockholders’ equity totaled $1.1 billion at March 31, 2005, up from $1.0 billion at December 31, 2004 and $925 million a year ago.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 35 and Note 3 of Notes to the Consolidated Financial Statements on page 7.

Page 44	Navigation Links

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first quarter of 2005, Downey recorded less than a $1 million repurchase loss related to defects in the origination process. This was the first loss due to defects since 2002. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved $1 million at March 31, 2005, $7 million at December 31, 2004 and less than $1 million at March 31, 2004 to cover the estimated loss exposure related to early payoffs. See Note 3 of Notes to the Consolidated Financial Statements on page 7.

          At March 31, 2005, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$5,275,504	$996,942	$200,128	$100	$6,472,674
FHLB advances	4,508,574	126,300	430,000	29,000	5,093,874
Senior notes	-	-	-	197,964	197,964
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	727,899	-	-	-	727,899
Associated forward sale contracts	633,031	-	-	-	633,031
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	1,255,104	-	-	-	1,255,104
Associated forward sale contracts	1,247,969	-	-	-	1,247,969
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	-	430,000	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	-	430,000	-	430,000
Commitments to originate adjustable loans held
for investment	241,414	-	-	-	241,414
Undisbursed loan funds and unused lines of credit	33,239	30,250	-	430,721	494,210
Operating leases	5,142	7,021	3,779	1,523	17,465
Commitments to invest in affordable housing funds	-	-	-	5,445	5,445

Total obligations and commitments	$13,927,876	$1,160,513	$1,493,907	$664,753	$17,247,049

Page 45	Navigation Links

Regulatory Capital Compliance

          At March 31, 2005, our core and tangible capital ratios were both 6.84% and our risk-based capital ratio was 13.22%. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of March 31, 2005.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,219,752			$1,219,752		$1,219,752
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(66,914)			(66,914)		(66,914)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(1,961)			(1,961)		(1,961)
Additions:
Unrealized losses on securities available for sale	1,951			1,951		1,951
General loss allowance – investment in DSL
Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (a)	-			-		36,261

Regulatory capital	1,150,408	6.84%		1,150,408	6.84%	1,186,669	13.22%
Well capitalized requirement	252,255	1.50	(b)	840,851	5.00	897,812	10.00	(c)

Excess	$898,153	5.34%		$309,557	1.84%	$288,857	3.22%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 12.81%.
Page 46	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 35.

ITEM 4. – CONTROLS AND PROCEDURES

          As of March 31, 2005, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

          On July 23, 2004, two former in-store banking employees brought an action in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also seek class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. At a mediation in March 2005, the parties agreed to settle the lawsuit. The settlement is subject to mutually acceptable documentation and court approval. Based upon the proposed settlement, management has adjusted the previously established reserve for this matter and believes the adjusted reserve constitutes a reasonable estimate of the loss exposure. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          On July 24, 2002, the Board of Directors authorized a share repurchase program of up to $50 million of our common stock. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. The shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at our discretion, and were contingent upon our overall financial condition, as well as market conditions in general. On September 27, 2004, the Board of Directors terminated the stock repurchase authorization due to significant asset growth. A total of 420,800 shares of our common stock were repurchased at an aggregate cost of $43.68 per share. During 2004, 39,561 shares of treasury stock were reissued below cost upon the exercise of Downey stock options at an average exercise price of $21.32.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          None.

ITEM 5. – Other Information

          None.

Page 48	Navigation Links

ITEM 6. – Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: May 3, 2005	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: May 3, 2005	Thomas E. Prince
Chief Operating Officer and Chief Financial Officer

Page 49	Navigation Links

NAVIGATION   LINKS

FORM 10-Q COVER

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOTE (1) – Basis of Financial Statement Presentation
    NOTE (2) – Mortgage Servicing Rights ("MSRs")
    NOTE (3) – Derivatives, Derivative Hedging Activities, Financial Instruments with Off-Balance Sheet Risks and Other Contractual Obligations (Risk Management)
    NOTE (4) – Income Taxes
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
      Contractual Obligations and Other Commitments
    Regulatory Capital Compliance

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITME 4. – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

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