Form 10-Q
period 2005-06-30
DOWNEY FINANCIAL CORP
filed 2005-08-03
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

          At June 30, 2005, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2004

Assets
Cash	$128,670	$119,502	$126,361
Federal funds	30,001	-	-

Cash and cash equivalents	158,671	119,502	126,361
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	504,965	497,009	630,785
Loans held for sale, at lower of cost or fair value	914,277	1,118,475	661,481
Mortgage-backed securities available for sale, at fair value	292	304	321
Loans held for investment	14,528,766	13,458,713	12,343,385
Allowance for loan losses	(36,380)	(34,714)	(33,450)

Loans held for investment, net	14,492,386	13,423,999	12,309,935
Investments in real estate and joint ventures	58,941	55,411	31,517
Real estate acquired in settlement of loans	2,201	2,555	2,424
Premises and equipment	105,230	106,238	107,277
Federal Home Loan Bank stock, at cost	265,849	243,613	167,797
Investment in Downey Financial Capital Trust I	-	-	3,711
Mortgage servicing rights, net	16,833	17,964	92,049
Other assets	92,482	63,738	88,689

	$16,612,127	$15,648,808	$14,222,347

Liabilities and Stockholders’ Equity
Deposits	$11,042,072	$9,657,978	$8,948,238
Securities sold under agreements to repurchase	-	-	239,688
Federal Home Loan Bank advances	4,002,757	4,559,622	3,556,087
Senior notes	198,004	197,924	198,179
Junior subordinated debentures	-	-	123,711
Accounts payable and accrued liabilities	126,521	108,217	88,608
Deferred income taxes	126,628	117,416	125,384

Total liabilities	15,495,982	14,641,157	13,279,895

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at June 30, 2005, December 31, 2004 and
June 30, 2004; outstanding 27,853,783 shares at both June 30, 2005 and
December 31, 2004 and 27,968,283 shares at June 30, 2004	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	(1,427)	318	(5,745)
Retained earnings	1,040,290	930,051	864,704
Treasury stock, at cost, 381,239 shares at both June 30, 2005 and
December 31, 2004 and 266,739 shares at June 30, 2004	(16,792)	(16,792)	(10,581)

Total stockholders’ equity	1,116,145	1,007,651	942,452

	$16,612,127	$15,648,808	$14,222,347

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Thousands, Except Per Share Data)	2005	2004	2005	2004

Interest income
Loans	$189,641	$123,313	$362,648	$238,843
U.S. Treasury securities and agency obligations	5,029	6,332	9,867	10,396
Mortgage-backed securities	3	3	6	6
Other investments	3,120	1,594	5,658	2,792

Total interest income	197,793	131,242	378,179	252,037

Interest expense
Deposits	60,962	34,662	109,985	67,262
Federal Home Loan Bank advances and other borrowings	39,572	16,543	73,552	32,248
Senior notes	3,296	292	6,591	292
Junior subordinated debentures	-	3,134	-	6,268

Total interest expense	103,830	54,631	190,128	106,070

Net interest income	93,963	76,611	188,051	145,967
Provision for loan losses	583	1,458	2,621	3,262

Net interest income after provision for loan losses	93,380	75,153	185,430	142,705

Other income, net
Loan and deposit related fees	25,645	14,419	45,152	26,875
Real estate and joint ventures held for investment, net	1,728	7,048	4,308	7,974
Secondary marketing activities:
Loan servicing income (loss), net	(2,529)	13,786	(1,045)	(459)
Net gains on sales of loans and mortgage-backed securities	48,848	15,675	79,463	17,047
Net gains on sales of mortgage servicing rights	-	-	981	-
Net gains (losses) on sales of investment securities	1	(21,271)	28	(19,159)
Litigation award	1,767	-	1,767	-
Other	339	523	859	855

Total other income, net	75,799	30,180	131,513	33,133

Operating expense
Salaries and related costs	39,042	37,575	78,197	73,144
Premises and equipment costs	7,891	8,200	15,891	16,408
Advertising expense	1,551	1,165	2,901	2,873
SAIF insurance premiums and regulatory assessments	927	744	1,854	1,501
Professional fees	345	356	681	724
Other general and administrative expense	8,605	9,432	16,997	17,914

Total general and administrative expense	58,361	57,472	116,521	112,564
Net operation of real estate acquired in settlement of loans	(79)	(237)	(15)	(309)

Total operating expense	58,282	57,235	116,506	112,255

Income before income taxes	110,897	48,098	200,437	63,583
Income taxes	46,827	20,277	84,628	26,850

Net income	$64,070	$27,821	$115,809	$36,733

Per share information
Basic	$2.30	$0.99	$4.16	$1.31
Diluted	$2.29	$0.99	$4.15	$1.31
Cash dividends declared and paid	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding
Basic	27,853,783	27,962,031	27,853,783	27,953,219
Diluted	27,884,276	27,990,588	27,883,058	27,985,565

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2005	2004	2005	2004

Net income	$64,070	$27,821	$115,809	$36,733

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury securities, agency obligations and other investment
securities available for sale, at fair value	728	(5,962)	(1,715)	(6,272)
Mortgage-backed securities available for sale, at fair value	1	-	1	(1)
Reclassification of realized amounts included in net income	-	158	(17)	158
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	23	1,869	(55)	2,507
Reclassification of realized amounts included in net income	(228)	(3,563)	41	(2,944)

Total other comprehensive income (loss), net of income taxes (benefits)	524	(7,498)	(1,745)	(6,552)

Comprehensive income	$64,594	$20,323	$114,064	$30,181

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In Thousands)	2005	2004

Cash flows from operating activities
Net income	$115,809	$36,733
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	46,148	42,168
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	4,018	1,937
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(83,141)	(4,579)
Interest capitalized on loans (negative amortization)	(47,860)	(4,965)
Federal Home Loan Bank stock dividends	(4,875)	(2,399)
Loans originated and purchased for sale	(4,947,439)	(2,206,985)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	5,200,591	1,822,422
Other, net	(61,312)	(48,685)

Net cash provided by (used for) operating activities	221,939	(364,353)

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	-	1,259,216
Wholly owned real estate and real estate acquired in settlement of loans	1,752	10,446
Proceeds from maturities of U.S. Treasury securities, agency obligations
and other investment securities available for sale	26,555	383,746
Purchase of:
U.S. Treasury securities, agency obligations and other investment securities
available for sale	(37,528)	(1,613,453)
Loans held for investment	(29,675)	(142,995)
Federal Home Loan Bank stock	(17,361)	(42,309)
Premises and equipment	(7,673)	(5,189)
Originations of loans held for investment (net of refinances of $336,310 for the six months ended June 30, 2005 and $329,019 for the six months ended
June 30, 2004)	(3,068,844)	(4,146,060)
Principal payments on loans held for investment and mortgage-backed
securities available for sale	2,092,954	2,029,626
Net change in undisbursed loan funds	33,621	132,137
Investments in real estate held for investment	(869)	(2,916)
Other, net	2,559	922

Net cash used for investing activities	(1,004,509)	(2,136,829)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended
	June 30,

(In Thousands)	2005	2004

Cash flows from financing activities
Net increase in deposits	$1,384,094	$654,480
Proceeds from Federal Home Loan Bank advances and other borrowings	19,078,375	7,815,383
Repayments of Federal Home Loan Bank advances and other borrowings	(19,632,875)	(6,134,856)
Proceeds from the issuance of senior notes	-	198,182
Proceeds from reissuance of treasury stock and exercise of stock options	-	843
Cash dividends	(5,570)	(5,590)
Other, net	(2,285)	(14,066)

Net cash provided by financing activities	821,739	2,514,376

Net increase in cash and cash equivalents	39,169	13,194
Cash and cash equivalents at beginning of period	119,502	113,167

Cash and cash equivalents at end of period	$158,671	$126,361

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$183,597	$105,500
Income taxes	81,426	4,987
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	19,814	3,940
Loans transferred from held for investment to held for sale	106	283
Loans exchanged for mortgage-backed securities	480,497	1,153,683
Real estate acquired in settlement of loans	1,141	2,508
Loans to facilitate the sale of real estate acquired in settlement of loans	65	98

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of June 30, 2005, December 31, 2004 and June 30, 2004, the results of operations and comprehensive income for the three months and six months ended June 30, 2005 and 2004, and changes in cash flows for the six months ended June 30, 2005 and 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) – Mortgage Servicing Rights ("MSRs")

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2005	2005	2004	2004	2004

Gross balance at beginning of period	$20,834	$20,502	$99,127	$95,813	$91,766
Additions	1,217	1,609	1,835	12,114	12,074
Amortization	(1,398)	(1,160)	(2,998)	(5,190)	(4,082)
Sales	-	(14)	(61,663)	-	-
Impairment write-down	(27)	(103)	(15,799)	(3,610)	(3,945)

Gross balance at end of period	20,626	20,834	20,502	99,127	95,813

Allowance balance at beginning of period	1,224	2,538	16,832	3,764	22,045
Provision for (reduction of) impairment	2,596	(1,211)	1,505	16,678	(14,336)
Impairment write-down	(27)	(103)	(15,799)	(3,610)	(3,945)

Allowance balance at end of period	3,793	1,224	2,538	16,832	3,764

Total mortgage servicing rights, net	$16,833	$19,610	$17,964	$82,295	$92,049

As a percentage of associated mortgage loans	0.75%	0.89%	0.86%	0.82%	1.00%
Estimated fair value (a)	$16,863	$19,665	$17,968	$82,401	$92,483
Weighted average expected life (in months)	40	54	53	57	67
Custodial account earnings rate	3.45%	3.21%	2.69%	2.24%	2.10%
Weighted average discount rate	9.12	9.13	9.03	9.27	8.97

At period end
Mortgage loans serviced for others:
Total	$10,287,991	$8,043,655	$6,672,984	$10,568,339	$9,279,359
With capitalized mortgage servicing rights:(a)
Amount	2,249,030	2,207,403	2,100,452	10,075,028	9,242,641
Weighted average interest rate	5.57%	5.57%	5.59%	5.52%	5.61%
Total loans sub-serviced without mortgage
servicing rights:(b)
Term – less than six months	$315,448	$475,327	$610,263	$-	$-
Term – indefinite	7,698,176	5,332,613	3,931,483	459,307	-

Custodial account balances	$237,722	$157,624	$143,765	$229,704	$238,914

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(b) Servicing is performed for a fixed fee per loan each month.
Page 6	Navigation Links

	Six Months Ended June 30,

(Dollars in Thousands)	2005	2004

Gross balance at beginning of period	$20,502	$95,183
Additions	2,826	18,042
Amortization	(2,558)	(9,601)
Sales	(14)	-
Impairment write-down	(130)	(7,811)

Gross balance at end of period	20,626	95,813

Allowance balance at beginning of period	2,538	13,008
Provision for (reduction of) impairment	1,385	(1,433)
Impairment write-down	(130)	(7,811)

Allowance balance at end of period	3,793	3,764

Total mortgage servicing rights, net	$16,833	$92,049

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$4,141	$1,101	$(550)	$4,539
Reduction of (increase in) valuation allowance	3,062	1,073	(541)	3,461

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(7,028)	(1,141)	537	(8,249)
Reduction of (increase in) valuation allowance	(6,998)	(1,117)	528	(8,219)

(a) The weighted-average expected life of the MSRs portfolio is 57 months.
(b) The weighted-average expected life of the MSRs portfolio is 12 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Net cash servicing fees	$1,753	$1,627	$3,595	$6,031	$5,615
Payoff and curtailment interest cost (a)	(288)	(194)	(968)	(1,053)	(2,083)
Amortization of mortgage servicing rights	(1,398)	(1,160)	(2,998)	(5,190)	(4,082)
(Provision for) reduction of impairment
of mortgage servicing rights	(2,596)	1,211	(1,505)	(16,678)	14,336

Total loan servicing income (loss), net	$(2,529)	$1,484	$(1,876)	$(16,890)	$13,786

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
Page 7	Navigation Links

	Six Months Ended June 30,

(In Thousands)	2005	2004

Net cash servicing fees	$3,380	$11,319
Payoff and curtailment interest cost (a)	(482)	(3,610)
Amortization of mortgage servicing rights	(2,558)	(9,601)
(Provision for) reduction of impairment of mortgage servicing rights	(1,385)	1,433

Total loan servicing loss, net	$(1,045)	$(459)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At June 30, 2005, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $625 million, with a change in fair value resulting in a gain of $0.1 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. In general, rate lock commitments associated with fixed rate loans require a higher percentage of forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of forward sale contracts are based on observable market prices acquired from third parties. At June 30, 2005, the notional amount of forward sale contracts amounted to $1.478 billion, with a change in fair value resulting in a loss of less than $0.1 million related to undesignated contracts and a gain of $0.7 million related to designated cash flow hedges with a notional amount of $905 million. There were no forward purchase contracts at June 30, 2005.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

Page 8	Navigation Links

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the Federal Home Loan Bank ("FHLB") under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate ("LIBOR") while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on observable market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At June 30, 2005, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $10.8 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at June 30, 2005:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	3.32%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	3.32	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	3.32	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	3.32	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Net gains (losses) on non-qualifying hedge transactions	$1,258	$2,913	$(5,030)	$2,595	$3,352
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	1,258	2,913	(5,030)	2,595	3,352
Other comprehensive income (loss)	(205)	191	(293)	822	(1,694)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$624,604	$727,899	$367,650	$462,441	$541,358
Associated forward sale contracts	572,977	633,031	368,822	448,999	374,462
Associated forward purchase contracts	-	-	-	-	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	914,277	1,255,104	1,118,475	845,913	661,481
Associated forward sale contracts	905,373	1,247,969	1,115,636	838,567	652,796
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

Page 9	Navigation Links

	Six Months Ended June 30,

(In Thousands)	2005	2004

Net gains on non-qualifying hedge transactions	$4,171	$70
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	4,171	70
Other comprehensive loss	(14)	(437)

          These forward and swap contracts expose Downey to credit risk in the event of nonperformance by the other parties—national investment banking firms, government-sponsored enterprises such as Federal National Mortgage Association and the FHLB. This risk consists primarily of the termination value of agreements where Downey is in a favorable position with an asset recorded. Downey controls the credit risk associated with these parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

Financial Instruments with Off-Balance Sheet Risk

          Downey utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for portfolio and commitments to invest in community development funds. The contract or notional amounts of those instruments reflect the extent of involvement Downey has in particular classes of financial instruments.

          Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and some require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds on construction projects and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party. Downey also enters into commitments to purchase loans and mortgage-backed securities, investment securities and to invest in community development funds.

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Commitments to originate loans held for investment:
Adjustable	$228,310	$241,414	$738,102	$683,429	$479,968
Undisbursed loan funds and unused lines of credit	491,375	494,210	457,815	426,055	372,464
Commitments to invest in community development
funds (a)	1,832	5,445	5,129	5,771	5,226

(a) At June 30, 2005, outstanding commitments to invest in community development funds totaled $5.9 million. Of this amount, $4.1 million was related to projects with disbursements that are likely to occur and are therefore placed on the balance sheet and recorded in other assets and other liabilities.

          Downey uses the same credit policies in making commitments to originate loans held for investment and lines and letters of credit as it does for on-balance sheet instruments. For commitments to originate loans held for investment, the committed amounts represent exposure to loss from market fluctuations as well as credit loss. For these commitments, adverse changes from market fluctuations are generally not hedged. Downey controls the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer’s creditworthiness.

          Downey receives collateral to support commitments when deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey.

Page 10	Navigation Links

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first six months of 2005, Downey recorded less than a $1 million repurchase loss related to defects in the origination process. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Downey had a reserve of $1 million at June 30, 2005, $7 million at December 31, 2004 and less than $1 million at June 30, 2004 to cover the estimated loss exposure related to early payoffs.

          Through the normal course of business, Downey has entered into certain contractual obligations generally related to the funding of operations through deposits and borrowings, as well as leases for premises and equipment. Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable. Downey also has vendor contractual relationships, but the contracts are not considered to be material.

          At June 30, 2005, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$6,387,443	$907,441	$213,752	$-	$7,508,636
FHLB advances and other borrowings	3,417,457	126,300	430,000	29,000	4,002,757
Senior notes	-	-	-	198,004	198,004
Operating leases	4,004	7,796	4,256	2,445	18,501

Total other contractual obligations	$9,808,904	$1,041,537	$648,008	$229,449	$11,727,898

Litigation

          On July 23, 2004, two former in-store banking employees brought an action in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also obtained class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. At a mediation in March 2005, the parties agreed to settle the lawsuit and in June 2005 the court preliminarily approved the settlement, with final approval expected later this year. Based upon the proposed settlement, management previously established a reserve for this matter and believes it constitutes a reasonable estimate of the loss exposure. Therefore, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

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

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the “LTIP”), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance, of which 131,851 shares are available for future grants. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate in five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At June 30, 2005, Downey had 381,239 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock-based compensation plan exists.

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,

	2005			2004

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$64,070	27,853,783	$2.30	$27,821	27,962,031	$0.99
Effect of dilutive stock options	-	30,493	0.01	-	28,557	-

Diluted earnings per share	$64,070	27,884,276	$2.29	$27,821	27,990,588	$0.99

	Six Months Ended June 30,

	2005			2004

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$115,809	27,853,783	$4.16	$36,733	27,953,219	$1.31
Effect of dilutive stock options	-	29,275	0.01	-	32,346	-

Diluted earnings per share	$115,809	27,883,058	$4.15	$36,733	27,985,565	$1.31

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 12	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended June 30, 2005
Net interest income	$93,853	$110	$-	$93,963
Provision for loan losses	583	-	-	583
Other income	73,768	2,031	-	75,799
Operating expense	58,030	252	-	58,282
Net intercompany income (expense)	(39)	39	-	-

Income before income taxes	108,969	1,928	-	110,897
Income taxes	46,037	790	-	46,827

Net income	$62,932	$1,138	$-	$64,070

At June 30, 2005
Assets:
Loans and mortgage-backed securities, net	$15,406,955	$-	$-	$15,406,955
Investments in real estate and joint ventures	-	58,941	-	58,941
Other	1,196,756	17,833	(68,358)	1,146,231

Total assets	16,603,711	76,774	(68,358)	16,612,127

Equity	$1,116,145	$68,358	$(68,358)	$1,116,145

Three months ended June 30, 2004
Net interest income (expense)	$76,842	$(231)	$-	$76,611
Provision for loan losses	1,458	-	-	1,458
Other income	22,724	7,456	-	30,180
Operating expense	56,908	327	-	57,235
Net intercompany income (expense)	(43)	43	-	-

Income before income taxes	41,157	6,941	-	48,098
Income taxes	17,431	2,846	-	20,277

Net income	$23,726	$4,095	$-	$27,821

At June 30, 2004
Assets:
Loans and mortgage-backed securities, net	$12,971,737	$-	$-	$12,971,737
Investments in real estate and joint ventures	-	31,517	-	31,517
Other	1,239,475	11,845	(32,227)	1,219,093

Total assets	14,211,212	43,362	(32,227)	14,222,347

Equity	$942,452	$32,227	$(32,227)	$942,452

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Six months ended June 30, 2005
Net interest income	$187,838	$213	$-	$188,051
Provision for loan losses	2,621	-	-	2,621
Other income	126,666	4,847	-	131,513
Operating expense	115,888	618	-	116,506
Net intercompany income (expense)	(77)	77	-	-

Income before income taxes	195,918	4,519	-	200,437
Income taxes	82,776	1,852	-	84,628

Net income	$113,142	$2,667	$-	$115,809

Six months ended June 30, 2004
Net interest income (expense)	$146,286	$(319)	$-	$145,967
Provision for loan losses	3,262	-	-	3,262
Other income	24,415	8,718	-	33,133
Operating expense	111,607	648	-	112,255
Net intercompany income (expense)	(81)	81	-	-

Income before income taxes	55,751	7,832	-	63,583
Income taxes	23,638	3,212	-	26,850

Net income	$32,113	$4,620	$-	$36,733

Page 13	Navigation Links

NOTE (8) – Current Accounting Issues

Statement of Financial Accounting Standards No. 123R

          Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accounting for employee-stock-ownership-plan transaction ("ESOP’s") will continue to be accounted for in accordance with SOP 93-6, "Employers’ Accounting for Employee Stock Ownership Plans." SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. In April 2005, the Securities and Exchange commission extended compliance with SFAS 123R so that it is effective for the first interim reporting period in the next fiscal year beginning after June 15, 2005. It is not expected that SFAS 123R will have a material financial impact on Downey, unless a significant number of new option grants are made.

Statement of Financial Accounting Standards No. 153

          Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"), requires exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, APB Opinion No. 29, "Accounting for Nonmonetary Transactions," required that the accounting for an exchange of a productive asset for a similar productive asset should be based on the recorded amount of the asset relinquished with no gain recognition. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 is not expected to have a material financial impact on Downey.

Statement of Financial Accounting Standards No. 154

          Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, though early adoption is permitted as of the date this Statement was issued, which was May of 2005. SFAS 154 is not expected to have a material financial impact on Downey.

Emerging Issues Task Force Issue No. 03-1

          In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Paragraph 10 of EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company’s liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. A pattern of selling investments prior to the forecasted fair value recovery may call into question a company’s intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This guidance was effective for reporting periods beginning after June 15, 2004 with the exception of paragraphs 10 - 20 of EITF 03-1, which was to be deliberated further.

Page 14	Navigation Links

          Subsequently, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1. FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. It is not expected to have a material financial impact on Downey.

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

OVERVIEW

          Our net income for the second quarter of 2005 totaled $64.1 million or $2.29 per share on a diluted basis, up from $27.8 million or $0.99 per share in the second quarter of 2004.

          The increase in our net income between second quarters primarily reflected:

  a $33.2 million increase in our net gains from sales of loans and mortgage-backed securities due to a higher volume and gain per dollar of loans sold;
  a $21.3 million favorable change associated with securities gains/losses, as the year-ago quarter included a loss associated with a partial economic hedge against value changes in mortgage servicing rights (“MSRs”);
  a $17.4 million or 22.6% increase in our net interest income reflecting growth in average interest-earning assets; and
  a $11.2 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees.

Those favorable factors were partially offset by:

  a $16.3 million unfavorable change in loan servicing activities, as the year-ago quarter included a $14.3 million recapture from the valuation allowance for MSRs compared to a $2.6 million provision in the current quarter; and
  a $5.3 million decline in our income from real estate and joint ventures held for investment due primarily to lower gains from sales.

          For the first six months of 2005, our net income totaled $115.8 million or $4.15 per share on a diluted basis, more than triple the $36.7 million or $1.31 per share for the first six months of 2004. The increase primarily reflected higher gains from sales of loans and mortgage-backed securities, higher net interest income, a favorable change in securities gains/losses and an increase in loan and deposit related fees. Those favorable items were partially offset by higher operating expense and a decline in our income from real estate held for investment.

          For the current quarter, our return on average assets was 1.51%, up from 0.83% a year ago, while our return on average equity was 23.62%, up from 11.95% a year ago. For the first six-month periods, our return on average assets increased from 0.58% a year ago to 1.40%, while our return on average equity increased from 7.94% to 21.90%.

          Our loan originations (including purchases) totaled $4.133 billion in the current quarter, up 6.8% from $3.869 billion a year ago. Loans originated for sale increased $1.487 billion to $2.766 billion, while single family loans originated for portfolio declined by $1.117 billion to $1.272 billion. Of the current quarter total originated for portfolio, $133 million represented subprime credits. At quarter end, the subprime portfolio totaled $1.3 billion, with an average loan-to-value ratio at origination of 71% and, of the total, 96% represented "Alt. A and A-" credits. In addition to single family loans, $94 million of other loans were originated in the current quarter.

          At quarter end, our assets totaled $16.612 billion, up $2.390 billion or 16.8% from a year ago and up $963 million or 6.2% from year-end 2004. During the current quarter, our assets declined $281 million due primarily to a $341 million decline in loans held for sale.

Page 16	Navigation Links

          At June 30, 2005, our deposits totaled $11.042 billion, up 23.4% from the year-ago level and $1.384 billion or 14.3% since year-end 2004. During the quarter, three new traditional branches were opened. This brings our total number of branches to 172, of which 92 were in-store and four were located in Arizona. A year ago, we had 167 branches, of which 95 were in-store and three were located in Arizona.

          Our non-performing assets declined $4 million during the quarter to $25 million or 0.15% of total assets. The decrease occurred in our prime residential loan category, which was partially offset by an increase in our subprime residential loan category.

          At June 30, 2005, Downey Savings and Loan Association, F.A. (the "Bank"), our primary subsidiary, exceeded all regulatory capital tests, with capital-to-asset ratios of 7.31% for both tangible and core capital and 14.11% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

Page 17	Navigation Links

CRITICAL ACCOUNTING POLICIES

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Downey’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the future carrying value of assets and liabilities and our results of operations. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most judicious estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. Interest rate lock derivatives are accounted for individually and are not netted for balance sheet presentation. Consequently, at June 30, 2005, we had an asset recorded for interest rate lock derivatives of $0.4 million and a liability of $0.3 million. We recorded a capitalized basis adjustment at June 30, 2005 increasing loans held for sale by $0.1 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At June 30, 2004, we had a liability recorded for interest rate lock derivatives of $0.6 million and a capitalized basis adjustment decreasing loans held for sale by $0.9 million. The offset to these items was recorded in net gains on sales of loans and mortgage-backed securities. For further information, see Note 3 on page 8 of Notes to Consolidated Financial Statements.
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses in the portfolios as of the balance sheet date. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover losses. In determining the allowance for loan losses related to loans over $5 million, we evaluate the loans on an individual basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans, unless an individual loan or borrower relationship warrants separate analysis. This allowance is determined by applying against asset balances the associated factors for each major asset type that consider past loss experience and asset duration or loss statistics against current classified asset balances. These allowances totaled $38 million at June 30, 2005 and $35 million at June 30, 2004. For further information, see Allowance for Losses on Loans and Real Estate on page 42.
  The valuation of MSRs. The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans, which include fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%) and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At June 30, 2005, the MSR valuation allowance totaled $4 million, unchanged from June 30, 2004. For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and of MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. At June 30, 2005, the reserves were $1 million, compared to reserves of less than $1 million at June 30, 2004. For further information, see Note 2 on page 6 and Note 3 on page 8 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 23.
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

          Our net interest income totaled $94.0 million in the current quarter, up $17.4 million or 22.6% from the same period last year. The increase reflected an increase of 27.6% in average interest-earning assets to $16.540 billion in the current quarter. The effective interest rate spread averaged 2.27% in the current quarter, down from 2.36% a year ago and 2.38% in the previous quarter. The decline in our effective interest rate spread was due to a higher level of deferred loan origination costs being written-off in the current quarter related to loan repayments. Those write-offs were, in part, offset by higher loan prepayment fees recognized in other income.

          For the first six months of 2005, net interest income totaled $188.1 million, up $42.1 million from a year ago. The increase was due to higher interest-earning asset levels, partially offset by a lower effective interest rate spread.

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

Page 19	Navigation Links

	Three Months Ended June 30,

	2005			2004

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$15,761,341	$189,641	4.81%	$12,120,003	$123,313	4.07%
Mortgage-backed securities	294	3	4.08	325	3	3.69
Investment securities (a)	778,672	8,149	4.20	842,703	7,926	3.78

Total interest-earning assets	16,540,307	197,793	4.78	12,963,031	131,242	4.05
Non-interest-earning assets	412,604			415,503

Total assets	$16,952,911			$13,378,534

Transaction accounts:
Non-interest-bearing checking	$699,998	$-	-%	$496,445	$-	-%
Interest-bearing checking (b)	537,003	480	0.36	550,258	536	0.39
Money market	157,761	411	1.04	144,344	376	1.05
Regular passbook	2,289,652	6,129	1.07	3,844,436	10,283	1.08

Total transaction accounts	3,684,414	7,020	0.76	5,035,483	11,195	0.89
Certificates of deposit	6,921,807	53,942	3.13	3,851,486	23,467	2.45

Total deposits	10,606,221	60,962	2.31	8,886,969	34,662	1.57
FHLB advances and other borrowings (c)	4,827,696	39,572	3.29	3,251,957	16,543	2.05
Senior notes and junior subordinated debentures (d)	197,988	3,296	6.66	141,419	3,426	9.69

Total deposits and borrowings	15,631,905	103,830	2.66	12,280,345	54,631	1.79
Other liabilities	236,109			166,886
Stockholders’ equity	1,084,897			931,303

Total liabilities and stockholders’ equity	$16,952,911			$13,378,534

Net interest income/interest rate spread		$93,963	2.12%		$76,611	2.26%
Excess of interest-earning assets over deposits and borrowings	$908,402			$682,686
Effective interest rate spread			2.27			2.36

	Six Months Ended June 30,

Interest-earning assets:
Loans	$15,421,287	$362,648	4.70%	$11,472,856	$238,843	4.16%
Mortgage-backed securities	298	6	4.03	328	6	3.66
Investment securities (a)	759,588	15,525	4.12	751,726	13,188	3.53

Total interest-earning assets	16,181,173	378,179	4.67	12,224,910	252,037	4.12
Non-interest-earning assets	398,562			410,796

Total assets	$16,579,735			$12,635,706

Transaction accounts:
Non-interest-bearing checking	$656,971	$-	-%	$471,031	$-	-%
Interest-bearing checking (b)	534,710	956	0.36	534,915	996	0.37
Money market	158,126	821	1.05	142,199	740	1.05
Regular passbook	2,462,755	13,295	1.09	3,880,975	21,145	1.10

Total transaction accounts	3,812,562	15,072	0.80	5,029,120	22,881	0.91
Certificates of deposit	6,469,258	94,913	2.96	3,655,960	44,381	2.44

Total deposits	10,281,820	109,985	2.16	8,685,080	67,262	1.56
FHLB advances and other borrowings (c)	4,809,754	73,552	3.08	2,729,433	32,248	2.38
Senior notes and junior subordinated debentures (d)	197,969	6,591	6.66	132,565	6,560	9.90

Total deposits and borrowings	15,289,543	190,128	2.51	11,547,078	106,070	1.85
Other liabilities	232,652			163,118
Stockholders’ equity	1,057,540			925,510

Total liabilities and stockholders’ equity	$16,579,735			$12,635,706

Net interest income/interest rate spread		$188,051	2.16%		$145,967	2.27%
Excess of interest-earning assets over deposits and borrowings	$891,630			$677,832
Effective interest rate spread			2.32			2.39

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005 Versus 2004				2005 Versus 2004
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$37,048	$22,515	$6,765	$66,328	$82,199	$30,953	$10,653	$123,805
Mortgage-backed securities	-	-	-	-	(1)	1	-	-
Investment securities	(670)	966	(73)	223	135	2,179	23	2,337

Change in interest income	36,378	23,481	6,692	66,551	82,333	33,133	10,676	126,142

Interest expense:
Transaction accounts:
Interest-bearing checking	(13)	(44)	1	(56)	-	(40)	-	(40)
Money market	36	(1)	-	35	81	-	-	81
Regular passbook	(4,142)	(20)	8	(4,154)	(7,764)	(136)	50	(7,850)

Total transaction accounts	(4,119)	(65)	9	(4,175)	(7,683)	(176)	50	(7,809)
Certificates of deposit	18,798	6,497	5,180	30,475	33,974	9,357	7,201	50,532

Total interest-bearing deposits	14,679	6,432	5,189	26,300	26,291	9,181	7,251	42,723
FHLB advances and other
borrowings	7,772	10,054	5,203	23,029	24,014	9,518	7,772	41,304
Senior notes and junior
subordinated debentures	1,360	(1,064)	(426)	(130)	3,237	(2,147)	(1,059)	31

Change in interest expense	23,811	15,422	9,966	49,199	53,542	16,552	13,964	84,058

Change in net interest income	$12,567	$8,059	$(3,274)	$17,352	$28,791	$16,581	$(3,288)	$42,084

Provision for Loan Losses

          Provision for loan losses totaled $0.6 million in the current quarter, down $0.9 million from the year-ago quarter. For the first six months of 2005, provision for loan losses totaled $2.6 million, compared to $3.3 million in the year-ago period. For further information, see Allowance for Losses on Loans and Real Estate on page 42.

Other Income

          Our total other income was $75.8 million in the current quarter, up $45.6 million from a year ago. Contributing to the increase between second quarters was:

  a $33.2 million increase in net gains from sales of loans and mortgage-backed securities;
  a $21.3 million favorable change in securities gains/losses; and
  a $11.2 million increase in loan and deposit related fees.

Those favorable items were partially offset by:

  a $16.3 million unfavorable change in loan servicing activities; and
  a $5.3 million decline in our income from real estate and joint ventures held for investment.
Page 21	Navigation Links

          For the first six months of 2005, our total other income was $131.5 million, up $98.4 million from a year ago. The increase primarily reflected higher gains from sales of loans and mortgage-backed securities, a favorable change in securities gains/losses and higher loan and deposit related fees. Those favorable items were partially offset by a decline in our income from real estate and joint ventures held for investment.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $25.6 million in the current quarter, up $11.2 million from a year ago. The increase was primarily in our loan related fees which were up $10.5 million due to higher loan prepayment fees. Deposit related fees were up $0.7 million or 10.2%.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Loan related fees:
Prepayment fees	$15,743	$10,255	$8,284	$6,435	$5,090
Other fees	2,061	1,888	2,152	2,175	2,215
Deposit related fees:
Automated teller machine fees	2,784	2,581	2,387	2,418	2,455
Other fees	5,057	4,783	5,013	4,800	4,659

Total loan and deposit related fees	$25,645	$19,507	$17,836	$15,828	$14,419

          For the first six months of 2005, loan and deposit related fees totaled $45.2 million, up $18.3 million from the same period of 2004. The increase was primarily in loan prepayment fees and deposit related fees.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Loan related fees:
Prepayment fees	$25,998	$8,889
Other fees	3,949	4,215
Deposit related fees:
Automated teller machine fees	5,365	4,698
Other fees	9,840	9,073

Total loan and deposit related fees	$45,152	$26,875

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $1.7 million in the current quarter, down $5.3 million from the year-ago quarter due primarily to lower gains from sales. Net gains from sales declined $5.1 million to $1.1 million in the current quarter, most of which related to joint venture projects and is reported within equity in net income from joint ventures.

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Rental operations, net of expenses	$300	$456	$153	$113	$172
Net gains on sales of wholly owned real estate	39	31	1	-	5,616
Equity in net income from joint ventures	906	1,458	4,563	(2)	1,014
Interest from joint venture advances	483	635	846	254	246

Total income from real estate and joint ventures
held for investment, net	$1,728	$2,580	$5,563	$365	$7,048

Page 22	Navigation Links

          For the first six months of 2005, income from real estate and joint ventures held for investment totaled $4.3 million, down $3.7 million from the same period of 2004 due primarily to lower gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Rental operations, net of expenses	$756	$748
Net gains on sales of wholly owned real estate	70	5,656
Equity in net income from joint ventures	2,364	1,094
Interest from joint venture advances	1,118	476

Total income from real estate and joint ventures held for investment, net	$4,308	$7,974

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $2.5 million in the current quarter, compared to income of $13.8 million in the year-ago quarter. The primary reason for the $16.3 million unfavorable change was that the current quarter included an addition to the impairment for MSRs of $2.6 million, whereas the year-ago quarter included a $14.3 million reduction of impairment.

          Loans we service for others with capitalized MSRs totaled $2.249 billion at quarter end, up from $2.100 billion at year-end 2004, but down from $9.243 billion a year ago. The decline from a year ago reflected our sale of approximately 80% of our MSRs during the fourth quarter of 2004. In addition to the loans we serviced for others with capitalized MSRs at June 30, 2005, we serviced $8.014 billion of loans on a sub-servicing basis for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Net cash servicing fees	$1,753	$1,627	$3,595	$6,031	$5,615
Payoff and curtailment interest cost (a)	(288)	(194)	(968)	(1,053)	(2,083)
Amortization of mortgage servicing rights	(1,398)	(1,160)	(2,998)	(5,190)	(4,082)
(Provision for) reduction of impairment
of mortgage servicing rights	(2,596)	1,211	(1,505)	(16,678)	14,336

Total loan servicing income (loss), net	$(2,529)	$1,484	$(1,876)	$(16,890)	$13,786

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For the first six months of 2005, a loss of $1.0 million was recorded in loan servicing, compared to a $0.5 million loss for the same period of 2004.

          The following table presents a breakdown of the components of our loan servicing loss during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Net cash servicing fees	$3,380	$11,319
Payoff and curtailment interest cost (a)	(482)	(3,610)
Amortization of mortgage servicing rights	(2,558)	(9,601)
(Provision for) reduction of impairment of mortgage servicing rights	(1,385)	1,433

Total loan servicing loss, net	$(1,045)	$(459)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
Page 23	Navigation Links

          For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          Sales of loans and mortgage-backed securities we originated for sale increased from $1.139 billion a year ago to $3.093 billion in the current quarter. Net gains associated with these sales totaled $48.8 million in the current quarter, up from $15.7 million a year ago. The increase was due to a higher volume and gain per dollar of loans sold. Excluding the impact of SFAS 133, a gain of 1.54% of secondary market sales was realized, up from 1.08% a year ago. Net gains in the current quarter included the capitalization of MSRs of $1.2 million, compared to $12.1 million a year ago.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Mortgage servicing rights	$1,217	$1,609	$1,835	$12,114	$12,074
All other components excluding SFAS 133	46,373	26,093	25,954	(72)	249
SFAS 133	1,258	2,913	(5,030)	2,595	3,352

Total net gains on sales of loans
and mortgage-backed securities	$48,848	$30,615	$22,759	$14,637	$15,675

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.54%	1.36%	0.87%	0.64%	1.08%

          For the first six months of 2005, sales of loans and mortgage-backed securities totaled $5.123 billion, up from $1.818 billion a year ago. Net gains associated with these sales totaled $79.5 million, $62.4 million higher than the prior year amount.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Mortgage servicing rights	$2,826	$18,042
All other components excluding SFAS 133	72,466	(1,065)
SFAS 133	4,171	70

Total net gains on sales of loans and mortgage-backed securities	$79,463	$17,047

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	1.47%	0.93%

Securities Available for Sale

          In the second quarter of 2004, we purchased and sold securities classified as available for sale that we acquired as a partial economic hedge against value changes in our MSRs and recognized a loss of $21.3 million. No securities were held as a partial economic hedge against value changes in our MSRs during the current quarter due to the sale of approximately 80% of our MSRs during the fourth quarter of 2004. In the current quarter, we recorded a gain of $1,000 from sales of securities as a result of normal business activity.

          For the first six months of 2005, we recorded gains on sales of securities of $28,000, compared to the year-ago period loss of $19.2 million as a result of the partial economic hedge against value changes in our MSRs. For further information, see Asset/Liability Management and Market Risk on page 37.

Litigation Award

          The current quarter included a $1.8 million litigation award associated with an other real estate owned asset that suffered damage from earth movement.

Page 24	Navigation Links

Operating Expense

          Our operating expense totaled $58.3 million in the current quarter, up $1.0 million or 1.8% from a year ago. The increase was primarily due to a $1.5 million or 3.9% increase in salaries and related costs.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Salaries and related costs	$39,042	$39,155	$38,448	$36,629	$37,575
Premises and equipment costs	7,891	8,000	8,801	8,771	8,200
Advertising expense	1,551	1,350	1,158	1,494	1,165
SAIF insurance premiums and regulatory
assessments	927	927	825	825	744
Professional fees	345	336	717	387	356
Other general and administrative expense	8,605	8,392	9,238	9,909	9,432

Total general and administrative expense	58,361	58,160	59,187	58,015	57,472
Net operation of real estate acquired in
settlement of loans	(79)	64	17	36	(237)

Total operating expense	$58,282	$58,224	$59,204	$58,051	$57,235

          For the first six months of 2005, operating expenses totaled $116.5 million, up $4.3 million or 3.8% from the same period of 2004, primarily reflecting higher salaries and related costs.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Salaries and related costs	$78,197	$73,144
Premises and equipment costs	15,891	16,408
Advertising expense	2,901	2,873
SAIF insurance premiums and regulatory assessments	1,854	1,501
Professional fees	681	724
Other general and administrative expense	16,997	17,914

Total general and administrative expense	116,521	112,564
Net operation of real estate acquired in settlement of loans	(15)	(309)

Total operating expense	$116,506	$112,255

Provision for Income Taxes

          Income taxes for the second quarter totaled $46.8 million, compared to $20.3 million a year ago. Our effective tax rate in the current quarter and first six months of 2005 was unchanged from the year-ago periods at 42.2%. For further information, see Note 4 of Notes to Consolidated Financial Statements on page 11.

Page 25	Navigation Links

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 13.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Banking net income	$62,932	$50,210	$43,103	$24,262	$23,726
Real estate investment net income	1,138	1,529	3,316	248	4,095

Total net income	$64,070	$51,739	$46,419	$24,510	$27,821

	Six Months Ended June 30,

(In Thousands)	2005	2004

Banking net income	$113,142	$32,113
Real estate investment net income	2,667	4,620

Total net income	$115,809	$36,733

Banking

          Net income from our banking operations for the current quarter totaled $62.9 million, up $39.2 million from a year ago. The increase between second quarters primarily reflected:

  a $33.2 million increase in our net gains from sales of loans and mortgage-backed securities due to a higher volume and gain per dollar of loans sold;
  a $21.3 million favorable change associated with securities gains/losses, as the year-ago quarter included a loss associated with a partial economic hedge against value changes in MSRs;
  a $17.0 million or 22.1% increase in our net interest income reflecting growth in average interest-earning assets; and
  a $11.3 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees.

Those favorable factors were partially offset by:

  a $16.3 million unfavorable change in loan servicing activities, as the year-ago quarter included a $14.3 million recapture from the valuation allowance for MSRs compared to a $2.6 million provision in the current quarter; and
  a $1.1 million increase in operating expense.
Page 26	Navigation Links

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Net interest income	$93,853	$93,985	$89,968	$81,924	$76,842
Provision for (reduction of) loan losses	583	2,038	(1,553)	1,186	1,458
Other income	73,768	52,898	42,172	9,557	22,724
Operating expense	58,030	57,858	58,931	57,742	56,908
Net intercompany expense	(39)	(38)	(19)	(48)	(43)

Income before income taxes	108,969	86,949	74,743	32,505	41,157
Income taxes	46,037	36,739	31,640	8,243	17,431

Net income	$62,932	$50,210	$43,103	$24,262	$23,726

At period end
Assets:
Loans and mortgage-backed securities	$15,406,955	$15,728,508	$14,542,778	$14,257,374	$12,971,737
Other	1,196,756	1,155,426	1,097,534	1,374,840	1,239,475

Total assets	16,603,711	16,883,934	15,640,312	15,632,214	14,211,212

Equity	$1,116,145	$1,054,336	$1,007,651	$965,625	$942,452

          For the first six months of 2005, net income from our banking operations totaled $113.1 million, up $81.0 million from the same period a year ago. The increase primarily reflected higher gains from sales of loans and mortgage-backed securities, higher net interest income, a favorable change in securities gains/losses and an increase in loan and deposit related fees. Those favorable items were partially offset by an unfavorable change in our loan servicing activities and higher operating expense.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Net interest income	$187,838	$146,286
Provision for loan losses	2,621	3,262
Other income	126,666	24,415
Operating expense	115,888	111,607
Net intercompany expense	(77)	(81)

Income before income taxes	195,918	55,751
Income taxes	82,776	23,638

Net income	$113,142	$32,113

Page 27	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $1.1 million in the current quarter, down from $4.1 million a year ago. The decline primarily reflected lower gains from sales.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Net interest income (expense)	$110	$103	$15	$13	$(231)
Other income	2,031	2,816	5,858	665	7,456
Operating expense	252	366	273	309	327
Net intercompany income	39	38	19	48	43

Income before income taxes	1,928	2,591	5,619	417	6,941
Income taxes	790	1,062	2,303	169	2,846

Net income	$1,138	$1,529	$3,316	$248	$4,095

At period end
Assets:
Investments in real estate and joint ventures	$58,941	$56,964	$55,411	$44,242	$31,517
Other	17,833	19,659	18,776	2,883	11,845

Total assets	76,774	76,623	74,187	47,125	43,362

Equity	$68,358	$67,220	$65,691	$39,875	$32,227

          For the first six months of 2005, our net income from real estate investment operations totaled $2.7 million, down $2.0 million from the same period of 2004. The decline primarily reflected lower gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Net interest income (expense)	$213	$(319)
Other income	4,847	8,718
Operating expense	618	648
Net intercompany income	77	81

Income before income taxes	4,519	7,832
Income taxes	1,852	3,212

Net income	$2,667	$4,620

          Our investments in real estate and joint ventures amounted to $59 million at June 30, 2005, up from $55 million at December 31, 2004 and $32 million at June 30, 2004.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowances for Losses on Loans and Real Estate on page 42.

Page 28	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $322 million during the current quarter to a total of $15.4 billion or 92.7% of total assets at June 30, 2005. The decline was due primarily to a $341 million decline in loans held for sale.

          Our loan originations, including loans purchased, totaled $4.133 billion in the current quarter, up 6.8% from the $3.869 billion we originated in the second quarter of 2004 but 2.8% below the $4.250 billion we originated in the first quarter of 2005. Loans originated for sale increased $1.487 billion over the year-ago quarter to $2.766 billion, while one-to-four unit residential loans originated for portfolio declined $1.117 billion to $1.272 billion. Of our current quarter originations for portfolio, $133 million represented subprime credits. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans declined from 47% a year ago to 37% in the current quarter, but was up from 30% in the first quarter of 2005. During the current quarter, 79% of our residential one-to-four unit originations represented refinance transactions. This is down slightly from 81% in the first quarter of 2005 but up from 77% in the year-ago quarter. In addition to single family loans, we originated $94 million of other loans in the current quarter.

          As to our current quarter originations of adjustable one-to-four unit residential loans originated for portfolio, including loans purchased,:

  72% had monthly adjustable interest rates tied primarily to the FHLB Eleventh District Cost of Funds Index (“COFI”) and generally provide for negative amortization, while essentially the remainder were tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year (“MTA”). This is in contrast to the year-ago quarter when COFI-related loans represented 58% and MTA-related loans represented 29%; and
  Less than 1% had adjustable interest rates tied to London Inter-Bank Offered Rate (“LIBOR”) that typically adjust every six months.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$920,152	$1,904,087	$1,846,514	$1,903,602	$1,390,834
MTA	350,462	2,241	46,467	38,363	699,445
LIBOR	1,765	10,003	33,830	130,425	299,470
Adjustable – fixed for 3-5 years	-	-	-	-	-
Fixed	-	-	-	482	-

Total residential one-to-four units	1,272,379	1,916,331	1,926,811	2,072,872	2,389,749
Other	94,100	152,084	141,238	162,069	200,017

Total for investment portfolio	1,366,479	2,068,415	2,068,049	2,234,941	2,589,766
Sale portfolio(a)	2,766,047	2,181,392	2,522,101	2,054,632	1,279,208

Total for investment and sale portfolios	$4,132,526	$4,249,807	$4,590,150	$4,289,573	$3,868,974

(a) Primarily residential one-to-four unit loans.
Page 29	Navigation Links

	Six Months Ended June 30,

(In Thousands)	2005	2004

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$2,824,239	$2,245,201
MTA	352,703	1,420,583
LIBOR	11,768	502,972
Adjustable – fixed for 3-5 years	-	124,008
Fixed	-	-

Total residential one-to-four units	3,188,710	4,292,764
Other	246,184	325,408

Total for investment portfolio	3,434,894	4,618,172
Sale portfolio (a)	4,947,439	2,206,985

Total for investment and sale portfolios	$8,382,333	$6,825,157

(a) Primarily residential one-to-four unit loans.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$9,964,759	77%	$9,810,346	77%	$8,461,835	72%	$7,179,528	62%	$5,845,753	56%
MTA	2,185,982	17	2,068,230	16	2,224,130	19	3,362,196	29	3,563,210	35
LIBOR	675,872	5	813,800	6	908,596	8	934,728	8	857,211	8
Other, primarily CMT	128,281	1	148,566	1	119,475	1	108,612	1	142,796	1

Total adjustable loans (a)	$12,954,894	100%	$12,840,942	100%	$11,714,036	100%	$11,585,064	100%	$10,408,970	100%

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
Page 30	Navigation Links

If a loan incurs significant negative amortization, the loan-to-value ratio could increase which also increases credit risk, as the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation. A loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. Our loan documents limit the amount of negative amortization that can occur. Our current practice imposes a limit on the amount of negative amortization to 110% of the original loan amount. However, our loan portfolio held for investment does contain loans previously originated with a limit of principal plus negative amortization of 125% of the original loan amount. At June 30, 2005, loans with the higher 125% limit on negative amortization represented 8% of our adjustable rate one-to-four unit residential portfolio, while those with the 110% limit represented 79%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          At June 30, 2005, $12.0 billion or 87% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $72 million or approximately 0.6% represented the amount of negative amortization included in the loan balance. The amount of negative amortization increased $21 million from the March 31, 2005 level. During the current quarter, approximately 15% of our loan interest income represented negative amortization, up from 11% in the first quarter of 2005 and 3% in the year-ago second quarter.

          We also will continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market as needed to manage our balance sheet to remain in compliance with regulatory capital requirements. We sold $3.093 billion of loans and mortgage-backed securities in the current quarter, compared to $2.030 billion in the first quarter of 2005 and $1.139 billion in the year-ago second quarter. All but minor amounts were secured by residential one-to-four unit property, and at June 30, 2005, loans held for sale totaled $914 million.

          At June 30, 2005, our unfunded loan application pipeline totaled $2.6 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, excluding expected fallout, of $1.0 billion, of which $807 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at June 30, 2005, we had commitments on undrawn lines of credit of $409 million and loans in process of $82 million. We believe our current sources of funds will enable us to meet these obligations.

Page 31	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$1,135,573	$1,719,398	$1,672,606	$1,788,864	$2,114,055
Adjustable – subprime	132,491	171,573	214,370	228,110	198,731
Adjustable – fixed for 3-5 years	-	-	-	-	-
Adjustable – fixed for 3-5 years – subprime	-	-	-	-	-

Total adjustable residential one-to-four units	1,268,064	1,890,971	1,886,976	2,016,974	2,312,786
Fixed	-	-	-	284	-
Fixed – subprime	-	-	-	-	-
Residential five or more units – adjustable	-	-	625	2,695	9,029

Total residential	1,268,064	1,890,971	1,887,601	2,019,953	2,321,815
Commercial real estate	-	-	-	875	1,070
Construction	35,483	21,172	17,464	4,858	8,165
Land	9,514	35,211	2,100	-	25,953
Non-mortgage:
Commercial	-	-	-	1,000	-
Automobile	-	-	-	-	-
Other consumer	49,103	95,701	121,049	152,641	155,305

Total loans originated	1,362,164	2,043,055	2,028,214	2,179,327	2,512,308
Real estate loans purchased:
One-to-four units	4,170	23,609	36,169	51,476	71,006
One-to-four units – subprime	145	1,751	3,666	4,138	5,957
Other (a)	-	-	-	-	495

Total real estate loans purchased	4,315	25,360	39,835	55,614	77,458

Total loans originated and purchased	1,366,479	2,068,415	2,068,049	2,234,941	2,589,766
Loan repayments	(1,385,603)	(1,043,649)	(1,088,690)	(1,123,307)	(1,294,340)
Other net changes (b)	38,402	24,343	(966,506)	(10,423)	(50,177)

Increase in loans held for investment, net	19,278	1,049,109	12,853	1,101,211	1,245,249

Sale Portfolio
Originated whole loans:
Residential one-to-four units	2,741,341	2,171,625	2,499,648	2,016,218	1,273,042
Non-mortgage loans	-	-	-	-	-
Loans purchased	24,706	9,767	22,453	38,414	6,166
Loans transferred from (to) the investment portfolio (b)	(9,842)	(9,866)	981,282	-	(3,940)
Originated whole loans sold	(2,881,687)	(1,760,376)	(2,865,724)	(1,560,485)	(508,482)
Loans exchanged for mortgage-backed securities	(211,086)	(269,411)	(331,777)	(310,741)	(630,547)
Capitalized basis adjustment (c)	1,516	2,656	(7,053)	3,901	(2,261)
Other net changes	(5,775)	(7,766)	(26,267)	(2,875)	(1,582)

Increase (decrease) in loans held for sale	(340,827)	136,629	272,562	184,432	132,396

Mortgage-backed securities, net:
Received in exchange for loans	211,086	269,411	331,777	310,741	630,547
Sold	(211,086)	(269,411)	(331,777)	(310,741)	(630,547)
Repayments	(6)	(6)	(6)	(6)	(6)
Other net changes	2	(2)	(5)	-	-

Decrease in mortgage-backed securities
available for sale	(4)	(8)	(11)	(6)	(6)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(340,831)	136,621	272,551	184,426	132,390

Total increase (decrease) in loans and
mortgage-backed securities, net	$(321,553)	$1,185,730	$285,404	$1,285,637	$1,377,639

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
(c) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 32	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$11,600,453	$11,498,211	$10,425,738	$10,422,234	$9,342,177
Adjustable – subprime	1,244,386	1,269,695	1,231,911	1,140,995	1,043,557
Adjustable – fixed for 3-5 years	823,518	885,029	1,017,958	1,152,604	1,302,726
Adjustable – fixed for 3-5 years – subprime	14,583	16,495	19,415	22,882	28,938
Fixed	56,630	60,361	65,371	70,524	76,913
Fixed – subprime	2,705	3,014	3,126	3,688	4,028

Total residential one-to-four units	13,742,275	13,732,805	12,763,519	12,812,927	11,798,339
Residential five or more units:
Adjustable	89,408	92,554	95,163	95,555	102,176
Fixed	1,208	1,371	1,424	1,808	1,840
Commercial real estate:
Adjustable	25,935	25,409	28,384	37,641	37,075
Fixed	3,314	4,255	4,294	4,838	5,465
Construction	93,016	77,428	67,519	72,599	80,608
Land	65,377	59,470	25,569	25,764	26,770
Non-mortgage:
Commercial	4,496	4,766	4,997	5,990	5,083
Automobile	320	542	858	1,297	1,911
Other consumer	325,096	313,177	283,798	235,113	179,793

Total loans held for investment	14,350,445	14,311,777	13,275,525	13,293,532	12,239,060
Increase (decrease) for:
Undisbursed loan funds	(85,377)	(67,869)	(49,089)	(50,709)	(62,478)
Net deferred costs and premiums	263,698	265,913	232,277	202,874	166,803
Allowance for losses	(36,380)	(36,713)	(34,714)	(34,551)	(33,450)

Total loans held for investment, net	14,492,386	14,473,108	13,423,999	13,411,146	12,309,935

Sale Portfolio
Loans held for sale:
Residential one-to-four units	914,164	1,256,507	1,122,534	842,853	662,321
Non-mortgage	-	-	-	63	64
Capitalized basis adjustment (a)	113	(1,403)	(4,059)	2,997	(904)

Total loans held for sale	914,277	1,255,104	1,118,475	845,913	661,481
Mortgage-backed securities available for sale:
Adjustable	292	296	304	315	321
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	292	296	304	315	321

Total loans held for sale and mortgage-backed
securities available for sale	914,569	1,255,400	1,118,779	846,228	661,802

Total loans and mortgage-backed securities, net	$15,406,955	$15,728,508	$14,542,778	$14,257,374	$12,971,737

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At June 30, 2005, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At June 30, 2005, our residential one-to-four units subprime portfolio totaled $1.3 billion and consisted of 96% “Alt. A and A-” credit, 3% “B” credit and 1% “C” credit loans. The average loan-to-value ratio at origination for these loans was 71%.

          We carry mortgage-backed securities available for sale at fair value which, at June 30, 2005, was essentially equal to our cost basis.

Page 33	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Federal funds	$30,001	$10,003	$-	$-	$-
Investment securities available for sale:
U.S. Treasury	-	-	-	248,047	238,906
Agency	504,900	511,638	496,944	484,766	391,813
Other	65	65	65	65	66

Total investment securities	$534,966	$521,706	$497,009	$732,878	$630,785

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2005 are presented in the following table. The $0.2 million unrealized loss on the security that has been in a loss position for 12 months or longer is due to changes in market interest rates. We have the intent and ability to hold the security until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Agency	410,420	2,136	44,423	226	454,843	2,362
Other	-	-	-	-	-	-

Total temporarily impaired securities	$410,420	$2,136	$44,423	$226	$454,843	$2,362

          The following table sets forth the maturities of our investment securities and their weighted average yields at June 30, 2005.

	As of June 30, 2005 Amount Due

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$30,001	$-	$-	$-	$30,001
Weighted average yield	3.25%	-%	-%	-%	3.25%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Agency (a)	2,487	46,386	447,470	8,557	504,900
Weighted average yield	2.94%	3.74%	4.03%	3.94%	4.00%
Other	-	-	-	65	65
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$32,488	$46,386	$447,470	$8,622	$534,966
Weighted average yield	3.23%	3.74%	4.03%	3.96%	3.96%

(a) At June 30, 2005, virtually all of our securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from May 2005 to September 2014. Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Deposits

          At June 30, 2005, our deposits totaled $11.0 billion, up $2.1 billion or 23.4% from the year-ago level and up $733 million or 7.1% since March 31, 2005. Compared to the year-ago period, our certificates of deposit increased $3.3 billion or 78.5%, which was partially offset by a decrease in our transaction accounts—i.e., checking, money market and regular passbook—of $1.2 billion or 25.5%. As short-term market interest rates have continued to rise over the past year, our customers have moved monies from regular passbook accounts into certificates of deposit.

Page 34	Navigation Links

          During the quarter, three new traditional branches were opened. This brings our total number of branches to 172, of which 92 were in-store and four were located in Arizona. A year ago, we had 167 branches, of which 95 were in-store and three were located in Arizona. At June 30, 2005, the average deposit size of our 80 traditional branches was $110 million, while the average deposit size of our 92 in-store branches was $24 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$715,152	-%	$672,531	-%	$601,588	-%	$506,981	-%	$483,566
Interest-bearing
checking (a)	0.31	513,559	0.31	538,842	0.33	534,775	0.34	525,124	0.35	532,682
Money market	1.05	159,402	1.05	159,241	1.05	158,519	1.05	150,716	1.05	146,756
Regular passbook	1.06	2,145,323	1.09	2,465,789	1.12	2,813,078	1.08	3,144,606	1.10	3,578,383

Total transaction
accounts	0.74	3,533,436	0.79	3,836,403	0.85	4,107,960	0.86	4,327,427	0.90	4,741,387
Certificates of deposit:
Less than 2.00%	1.68	218,223	1.62	446,819	1.59	912,234	1.46	1,131,677	1.33	1,480,511
2.00-2.49	2.45	1,222,193	2.40	2,232,900	2.38	3,003,000	2.37	2,711,948	2.39	1,463,613
2.50-2.99	2.79	429,479	2.81	474,212	2.80	495,119	2.77	363,305	2.71	263,753
3.00-3.49	3.22	3,341,993	3.17	2,494,034	3.19	327,552	3.28	200,480	3.28	211,428
3.50-3.99	3.72	1,568,814	3.80	171,466	3.84	94,611	3.85	93,163	3.83	87,374
4.00-4.49	4.21	266,015	4.23	196,138	4.26	257,369	4.25	262,531	4.27	240,864
4.50-4.99	4.83	429,941	4.83	425,732	4.83	424,937	4.83	425,352	4.83	423,229
5.00 and greater	5.60	31,978	5.59	31,373	5.62	35,196	5.62	35,450	5.62	36,079

Total certificates
of deposit	3.27	7,508,636	2.94	6,472,674	2.66	5,550,018	2.58	5,223,906	2.49	4,206,851

Total deposits	2.46%	$11,042,072	2.14%	$10,309,077	1.89%	$9,657,978	1.80%	$9,551,333	1.65%	$8,948,238

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings declined $1.1 billion to $4.2 billion, due to a decrease in FHLB advances. This followed a $534 million increase in borrowings during the first quarter of 2005.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2005	2005	2004	2004	2004

Securities sold under agreements to repurchase	$-	$-	$-	$251,875	$239,688
Federal Home Loan Bank advances	4,002,757	5,093,874	4,559,622	4,418,729	3,556,087
Senior notes	198,004	197,964	197,924	197,886	198,179
Junior subordinated debentures (a)	-	-	-	-	123,711

Total borrowings	$4,200,761	$5,291,838	$4,757,546	$4,868,490	$4,117,665

Weighted average rate on borrowings during
the quarter (b)	3.42%	3.03%	2.67%	2.40%	2.37%
Total borrowings as a percentage of total assets	25.29	31.33	30.40	31.13	28.95

(a) On July 23, 2004, we redeemed our junior subordinated debentures before their maturity.
(b) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 35	Navigation Links

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 37 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

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

Page 36	Navigation Links

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

          In addition to the interest rate risk associated with our lending for investment and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of forward sale and purchase contracts with national investment banking firms and government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into derivative contracts for speculative purposes.

          Changes in mortgage interest rates also impact the value of our MSRs. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. We may use securities or derivatives, or a combination of both, to provide an economic hedge against value changes in our MSRs. In addition, the dollar amount used as an economic hedge may vary due to changes in the volume of MSRs or their sensitivity to changes in market interest rates.

          There has been no significant change in our market risk since December 31, 2004.

Page 37	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of June 30, 2005, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	June 30, 2005

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock(a)	$366,584	$115,291	$318,940	$-	$-	$800,815
Loans and mortgage-backed securities:(b)
Loans secured by real estate:
Residential:
Adjustable	14,120,821	239,932	453,923	-	-	14,814,676
Fixed	120,655	10,427	30,633	4,491	754	166,960
Commercial real estate	18,894	313	8,698	351	-	28,256
Construction	41,975	-	-	-	-	41,975
Land	30,516	7	647	-	-	31,170
Non-mortgage loans:
Commercial	985	-	-	-	-	985
Consumer	322,412	96	133	-	-	322,641
Mortgage-backed securities	292	-	-	-	-	292

Total loans and mortgage-backed securities, net	14,656,550	250,775	494,034	4,842	754	15,406,955

Total interest-earning assets	$15,023,134	$366,066	$812,974	$4,842	$754	$16,207,770

Transaction accounts:
Non-interest-bearing checking	$715,152	$-	$-	$-	$-	$715,152
Interest-bearing checking(c)	513,559	-	-	-	-	513,559
Money market (d)	159,402	-	-	-	-	159,402
Regular passbook (d)	2,145,323	-	-	-	-	2,145,323

Total transaction accounts	3,533,436	-	-	-	-	3,533,436
Certificates of deposit(e)	4,896,708	1,490,735	1,121,193	-	-	7,508,636

Total deposits	8,430,144	1,490,735	1,121,193	-	-	11,042,072
FHLB advances and other borrowings	3,402,457	15,000	556,300	29,000	-	4,002,757
Senior notes	-	-	-	198,004	-	198,004
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$12,262,601	$1,505,735	$1,247,493	$227,004	$-	$15,242,833

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$2,760,533	$(1,139,669)	$(434,519)	$(222,162)	$754	$964,937
Cumulative gap	2,760,533	1,620,864	1,186,345	964,183	964,937
Cumulative gap – as a percentage of total assets:
June 30, 2005	16.62%	9.76%	7.14%	5.80%	5.81%
December 31, 2004	17.05	9.25	6.96	5.54	5.55
June 30, 2004	20.33	12.58	4.79	6.35	4.98

(a) Includes FHLB stock and is based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal reported.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.
Page 38	Navigation Links

          Our six-month gap at June 30, 2005 was a positive 16.62%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 17.05% at December 31, 2004 and 20.33% a year ago.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio and plan to sell the originations in excess of our balance sheet needs into the secondary market to the extent we can do so profitably. For the twelve months ended June 30, 2005, we originated and purchased for investment $7.7 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At June 30, 2005, December 31, 2004 and June 30, 2004 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. At June 30, 2005, $14.3 billion or essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $13.2 billion or 99% at December 31, 2004, and $12.2 billion or 99% a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004

Weighted average yield: (a)
Loans and mortgage-backed securities	5.42%	5.00%	4.67%	4.46%	4.37%
Federal Home Loan Bank stock	4.44	4.26	3.89	3.90	4.42
Investment securities (b)	3.96	3.86	3.88	3.96	3.61

Interest-earning assets yield	5.36	4.95	4.63	4.43	4.34

Weighted average cost:
Deposits	2.46	2.14	1.89	1.80	1.65
Borrowings:
Securities sold under agreements to repurchase	-	-	-	1.60	0.60
Federal Home Loan Bank advances (c)	3.57	3.08	2.77	2.32	2.06
Senior notes	6.50	6.50	6.50	6.50	6.50
Junior subordinated debentures (d)	-	-	-	-	10.00

Total borrowings	3.71	3.21	2.93	2.45	2.43

Combined funds cost	2.80	2.50	2.23	2.02	1.90

Interest rate spread	2.56%	2.45%	2.40%	2.41%	2.44%

(a) Excludes adjustments for non-accrual loans, and amortization of net deferred costs to originate loans, premiums and discounts.
(b) Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(c) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(d) On July 23, 2004, we redeemed our junior subordinated debentures before maturity.

          The period-end weighted average yield on our loan portfolio increased to 5.42% at June 30, 2005, up from 4.67% at December 31, 2004 and 4.37% at June 30, 2004. At June 30, 2005, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $14.7 billion with a weighted average rate of 5.37%, compared to $13.9 billion with a weighted average rate of 4.61% at December 31, 2004, and $12.4 billion with a weighted average rate of 4.30% at June 30, 2004.

Page 39	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets declined $4 million during the current quarter to $25 million or 0.15% of total assets. The decrease occurred in our prime residential loan category, which was partially offset by an increase in our subprime residential loan category.

          The following table summarizes our non-performing assets at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2005	2005	2004	2004	2004

Non-accrual loans:
Residential one-to-four units	$12,004	$16,835	$20,470	$23,091	$24,445
Residential one-to-four units – subprime	10,599	8,798	10,696	12,870	12,615
Other	456	466	468	464	475

Total non-accrual loans	23,059	26,099	31,634	36,425	37,535
Real estate acquired in settlement of loans	2,201	2,783	2,555	2,819	2,424
Repossessed automobiles	-	-	-	-	9

Total non-performing assets	$25,260	$28,882	$34,189	$39,244	$39,968

Allowance for loan losses:
Amount	$36,380	$36,713	$34,714	$34,551	$33,450
As a percentage of non-performing loans	157.77%	140.67%	109.74%	94.86%	89.12%
Non-performing assets as a percentage of total assets	0.15	0.17	0.22	0.25	0.28

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.27% at June 30, 2005, unchanged from March 31, 2005 and down from 0.40% a year ago. The declines primarily occurred in our residential one-to-four units category.

Page 40	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	June 30, 2005				March 31, 2005

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$14,311	$3,620	$11,144	$29,075	$14,341	$4,837	$12,562	$31,740
One-to-four units – subprime	3,136	3,043	5,566	11,745	2,474	1,961	5,487	9,922
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	17,447	6,663	16,710	40,820	16,815	6,798	18,049	41,662
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	-	-	-	-	11	-	-	11
Other consumer	373	11	28	412	169	11	38	218

Total delinquent loans	$17,820	$6,674	$17,166	$41,660	$16,995	$6,809	$18,515	$42,319

Delinquencies as a percentage of total loans	0.12%	0.04%	0.11%	0.27%	0.11%	0.04%	0.12%	0.27%

	December 31, 2004				September 30, 2004

Loans secured by real estate:
Residential:
One-to-four units	$13,446	$4,089	$16,949	$34,484	$9,858	$6,480	$16,283	$32,621
One-to-four units – subprime	3,756	2,143	5,998	11,897	4,650	3,818	5,940	14,408
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	17,202	6,232	22,947	46,381	14,508	10,298	22,223	47,029
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	22	2	-	24	1	-	-	1
Other consumer	31	44	40	115	30	43	36	109

Total delinquent loans	$17,255	$6,278	$23,415	$46,948	$14,539	$10,341	$22,687	$47,567

Delinquencies as a percentage of total loans	0.13%	0.04%	0.16%	0.33%	0.11%	0.07%	0.16%	0.34%

	June 30, 2004

Loans secured by real estate:
Residential:
One-to-four units	$11,844	$6,333	$18,004	$36,181
One-to-four units – subprime	3,935	2,427	7,854	14,216
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	15,779	8,760	25,858	50,397
Non-mortgage:
Commercial	-	-	428	428
Automobile	-	11	8	19
Other consumer	309	13	39	361

Total delinquent loans	$16,088	$8,784	$26,333	$51,205

Delinquencies as a percentage of total loans	0.13%	0.07%	0.20%	0.40%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 41	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses at the balance sheet date.

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

          Allowances for losses on all assets were $38 million at June 30, 2005, compared to $36 million at December 31, 2004, and $35 million a year ago.

          In the current quarter, our provision for loan losses was $0.6 million and net loan charge-offs totaled $0.9 million, resulting in a decrease in the allowance for loan losses from $37 million to $36 million at June 30, 2005. The current quarter decrease in the allowance reflected a decrease of $0.4 million in the general valuation allowance due to a decrease in the loan portfolio. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Balance at beginning of period	$36,713	$34,714	$34,551	$33,450	$32,072
Provision (reduction)	583	2,038	(1,553)	1,186	1,458
Charge-offs	(925)	(46)	(107)	(94)	(86)
Recoveries	9	7	1,823	9	6

Balance at end of period	$36,380	$36,713	$34,714	$34,551	$33,450

          Since year-end 2004, our allowance for loan losses increased by $1.7 million, reflecting an increase in the general valuation allowances of $2.1 million and a decline in allocated allowances of $0.4 million.

          The following table summarizes the activity in our allowance for loan losses during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Balance at beginning of period	$34,714	$30,330
Provision	2,621	3,262
Charge-offs	(971)	(182)
Recoveries	16	40

Balance at end of period	$36,380	$33,450

Page 42	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(Dollars in Thousands)	2005	2005	2004	2004	2004	2005	2004

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$879	$-	$78	$56	$27	$879	$72
One-to-four units – subprime	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	1	8	2	7	3	9	13
Other consumer	45	38	27	31	56	83	97

Total gross loan charge-offs	925	46	107	94	86	971	182

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	-	-	-	-
One-to-four units – subprime	-	-	-	-	1	-	26
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	1,819	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	-	-	2	3	2	-	7
Other consumer	9	7	2	6	3	16	7

Total gross loan recoveries	9	7	1,823	9	6	16	40

Net loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	879	-	78	56	27	879	72
One-to-four units – subprime	-	-	-	-	(1)	-	(26)
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	(1,819)	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	1	8	-	4	1	9	6
Other consumer	36	31	25	25	53	67	90

Total net loan charge-offs	$916	$39	$(1,716)	$85	$80	$955	$142

Net loan charge-offs as a
percentage of average loans	0.02%	-%	(0.05)%	-%	-%	0.01%	-%

Page 43	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2005	2005	2004	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	$20,577	$21,700	$20,452	$20,562	$19,547
One-to-four units – subprime	6,877	6,355	6,130	5,997	5,569
Five or more units	680	704	724	730	780
Commercial real estate	350	297	492	561	1,096
Construction	1,083	917	797	855	951
Land	855	781	352	321	333
Non-mortgage:
Commercial	446	446	451	461	460
Automobile	5	8	13	19	37
Other consumer	2,707	2,705	2,503	2,245	1,877
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$36,380	$36,713	$34,714	$34,551	$33,450

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2005	2005	2004	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	0.16%	0.17%	0.18%	0.18%	0.18%
One-to-four units – subprime	0.55	0.49	0.49	0.51	0.52
Five or more units	0.75	0.75	0.75	0.75	0.75
Commercial real estate	1.20	1.00	1.51	1.32	2.58
Construction	1.16	1.18	1.18	1.18	1.18
Land	1.31	1.31	1.38	1.25	1.24
Non-mortgage:
Commercial	9.92	9.36	9.03	7.70	9.05
Automobile	1.56	1.48	1.52	1.46	1.94
Other consumer	0.83	0.86	0.88	0.95	1.04

Total for loans held for investment	0.25%	0.26%	0.26%	0.26%	0.27%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2005	2005	2004	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	86.97%	86.95%	86.69%	87.60%	87.60%
One-to-four units – subprime	8.79	9.01	9.45	8.78	8.80
Five or more units	0.63	0.66	0.73	0.73	0.85
Commercial real estate	0.20	0.21	0.25	0.32	0.35
Construction	0.65	0.54	0.51	0.55	0.66
Land	0.46	0.41	0.19	0.19	0.22
Non-mortgage:
Commercial	0.03	0.03	0.04	0.05	0.04
Automobile	-	-	0.01	0.01	0.01
Other consumer	2.27	2.19	2.13	1.77	1.47

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 44	Navigation Links

          At June 30, 2005, there were no loans for which we recognized impairment. This was down from $3 million at December 31, 2004 and $12 million a year ago. There was no allowance for losses related to impaired loans at quarter end. There was less than a $1 million allowance for losses related to impaired loans at December 31, 2004 and $1 million at June 30, 2004. During the current quarter, there was no interest recognized on the impaired loan portfolio. The year-to-date total interest recognized on the impaired loan portfolio was less than $1 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Balance at beginning of period	$-	$193	$41	$699	$704
Provision (Reduction)	-	(193)	152	(658)	(5)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$-	$-	$193	$41	$699

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Balance at beginning of period	$193	$709
Reduction	(193)	(10)
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$-	$699

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2005	2005	2004	2004	2004

Balance at beginning of period	$1,436	$1,436	$1,436	$1,436	$1,436
Provision	-	-	-	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,436	$1,436	$1,436	$1,436	$1,436

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2005	2004

Balance at beginning of period	$1,436	$1,436
Provision	-	-
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$1,436	$1,436

Page 45	Navigation Links

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

          Our primary sources of funds generated in the second quarter of 2005 were from:

  principal repayments of $1.216 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $733 million in deposits; and
  a net decline of $341 million in our loans held for sale.

          We used these funds to:

  originate and purchase $1.197 billion of loans held for investment, excluding refinances of our existing loans; and
  repay $1.098 billion in FHLB advances and other borrowings.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At June 30, 2005, our FHLB borrowings totaled $4.0 billion, representing 24.1% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $4.3 billion. To the extent deposit growth over the remainder of 2005 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of June 30, 2005, we had commitments to borrowers for short-term rate locks, excluding expected fallout, of $1.0 billion, undisbursed loan funds and unused lines of credit of $491 million, operating leases of $19 million and commitments to invest in community development funds of $2 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At June 30, 2005, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $41 million.

          Stockholders’ equity totaled $1.1 billion at June 30, 2005, up from $1.0 billion at December 31, 2004 and $942 million a year ago.

Contractual Obligations and Other Commitments

          Through the normal course of operations, we have entered into certain contractual obligations and other commitments. Our obligations generally relate to funding of our operations through deposits and borrowings as well as leases for premises and equipment, and our commitments generally relate to our lending operations. We have obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable. Currently, we have no material contractual vendor obligations.

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

Page 46	Navigation Links

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 37 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first six months of 2005, we recorded less than a $1 million repurchase loss related to defects in the origination process. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved $1 million at June 30, 2005, $7 million at December 31, 2004 and less than $1 million at June 30, 2004 to cover the estimated loss exposure related to early payoffs. See Note 3 of Notes to the Consolidated Financial Statements on page 8.

          At June 30, 2005, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$6,387,443	$907,441	$213,752	$-	$7,508,636
FHLB advances	3,417,457	126,300	430,000	29,000	4,002,757
Senior notes	-	-	-	198,004	198,004
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	624,604	-	-	-	624,604
Associated forward sale contracts	572,977	-	-	-	572,977
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	914,277	-	-	-	914,277
Associated forward sale contracts	905,373	-	-	-	905,373
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	-	430,000	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	-	430,000	-	430,000
Commitments to originate adjustable loans held
for investment	228,310	-	-	-	228,310
Undisbursed loan funds and unused lines of credit	42,130	39,161	-	410,084	491,375
Operating leases	4,004	7,796	4,256	2,445	18,501
Commitments to invest in community
development funds	-	-	-	1,832	1,832

Total obligations and commitments	$13,096,575	$1,080,698	$1,508,008	$641,365	$16,326,646

Page 47	Navigation Links

Regulatory Capital Compliance

          At June 30, 2005, our core and tangible capital ratios were both 7.31% and our risk-based capital ratio was 14.11%. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of June 30, 2005.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,280,041			$1,280,041		$1,280,041
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(68,060)			(68,060)		(68,060)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(1,683)			(1,683)		(1,683)
Additions:
Unrealized losses on securities available for sale	1,427			1,427		1,427
General loss allowance – investment in DSL
Service Company	730			730		730
Allowance for loan losses,
net of specific allowances (a)	-			-		35,941

Regulatory capital	1,209,305	7.31%		1,209,305	7.31%	1,245,246	14.11%
Well capitalized requirement	248,027	1.50	(b)	826,755	5.00	882,223	10.00	(c)

Excess	$961,278	5.81%		$382,550	2.31%	$363,023	4.11%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.71%.
Page 48	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 37.

ITEM 4. – CONTROLS AND PROCEDURES

          As of June 30, 2005, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Page 49	Navigation Links

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

          On July 23, 2004, two former in-store banking employees brought an action in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also obtained class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. At a mediation in March 2005, the parties agreed to settle the lawsuit and in June 2005 the court preliminarily approved the settlement, with final approval expected later this year. Based upon the proposed settlement, management previously established a reserve for this matter and believes it constitutes a reasonable estimate of the loss exposure. Therefore, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          On April 27, 2005, Downey held its annual meeting of shareholders to elect three Class 1 Directors for terms of three years each and to ratify the Board of Directors’ appointment of KPMG LLP as auditors for the year ending December 31, 2005. The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	Election of Directors:

	Nominees	Votes For	Votes Withheld	Unvoted

	Gerald E. Finnell	24,377,647	367,620	3,108,516
	Maurice L. McAlister	17,919,388	6,825,879	3,108,516
	Daniel D. Rosenthal	18,700,146	6,045,121	3,108,516

	The Directors whose terms continued and the years their terms expire are as follows:

	Continuing Directors	Year Term Expires

	James H. Hunter	2007
	Brent McQuarrie	2007
	Jane Wolfe	2007
	Lester C. Smull	2006
	Michael B. Abrahams	2006
	Cheryl E. Olson	2006

2.	Ratification of appointment of KPMG LLP as auditors for the year ending December 31, 2005:

	Votes For	Votes Against	Abstain	Unvoted

	24,492,316	246,456	6,495	3,108,516

ITEM 5. – Other Information

          None.

Page 50	Navigation Links

ITEM 6. – Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: August 3, 2005	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: August 3, 2005	Thomas E. Prince
Chief Operating Officer and Chief Financial Officer

Page 51	Navigation Links

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
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOTE (1) – Basis of Financial Statement Presentation
    NOTE (2) – Mortgage Servicing Rights ("MSRs")
    NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)
    NOTE (4) – Income Taxes
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
      Litigation Award
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

ITEM 4. – CONTROLS AND PROCEDURES

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