Form 10-Q
period 2005-09-30
DOWNEY FINANCIAL CORP
filed 2005-11-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

          At September 30, 2005, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

September 30, 2005 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2004

Assets
Cash	$171,225	$119,502	$107,038
Federal funds	2	-	-

Cash and cash equivalents	171,227	119,502	107,038
U.S. Treasury, agency and other investment securities available for sale,
at fair value	550,621	497,009	732,878
Loans held for sale, at lower of cost or fair value	495,035	1,118,475	845,913
Mortgage-backed securities available for sale, at fair value	284	304	315
Loans held for investment	14,883,882	13,458,713	13,445,697
Allowance for loan losses	(35,998)	(34,714)	(34,551)

Loans held for investment, net	14,847,884	13,423,999	13,411,146
Investments in real estate and joint ventures	49,351	55,411	44,242
Real estate acquired in settlement of loans	2,323	2,555	2,819
Premises and equipment	105,996	106,238	107,429
Federal Home Loan Bank stock, at cost	222,228	243,613	209,063
Mortgage servicing rights, net	19,117	17,964	82,295
Other assets	101,795	63,738	96,326

	$16,565,861	$15,648,808	$15,639,464

Liabilities and Stockholders’ Equity
Deposits	$11,752,236	$9,657,978	$9,551,333
Securities sold under agreements to repurchase	-	-	251,875
Federal Home Loan Bank advances	3,162,808	4,559,622	4,418,729
Senior notes	198,045	197,924	197,886
Accounts payable and accrued liabilities	150,361	108,217	115,971
Deferred income taxes	130,883	117,416	138,045

Total liabilities	15,394,333	14,641,157	14,673,839

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at September 30, 2005, December 31, 2004 and
September 30, 2004; outstanding 27,853,783 shares at September 30, 2005,
December 31, 2004 and September 30, 2004	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	(2,995)	318	1,926
Retained earnings	1,097,241	930,051	886,417
Treasury stock, at cost, 381,239 shares at September 30, 2005,
December 31, 2004 and September 30, 2004	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,171,528	1,007,651	965,625

	$16,565,861	$15,648,808	$15,639,464

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands, Except Per Share Data)	2005	2004	2005	2004

Interest income
Loans	$191,357	$141,458	$554,005	$380,301
U.S. Treasury and agency securities	5,331	5,765	15,198	16,161
Mortgage-backed securities	3	3	9	9
Other investment securities	2,374	1,975	8,032	4,767

Total interest income	199,065	149,201	577,244	401,238

Interest expense
Deposits	74,900	40,715	184,885	107,977
Federal Home Loan Bank advances and other borrowings	33,554	22,490	107,106	54,738
Senior notes	3,296	3,294	9,887	3,586
Junior subordinated debentures	-	765	-	7,033

Total interest expense	111,750	67,264	301,878	173,334

Net interest income	87,315	81,937	275,366	227,904
Provision for (reduction of) loan losses	(751)	1,186	1,870	4,448

Net interest income after provision for (reduction of) loan losses	88,066	80,751	273,496	223,456

Other income, net
Loan and deposit related fees	32,284	15,828	77,436	42,703
Real estate and joint ventures held for investment, net	3,307	365	7,615	8,339
Secondary marketing activities:
Loan servicing income (loss), net	2,166	(16,890)	1,121	(17,349)
Net gains on sales of loans and mortgage-backed securities	29,499	14,637	108,962	31,684
Net gains on sales of mortgage servicing rights	19	-	1,000	-
Net gains (losses) on sales of investment securities	-	-	28	(19,159)
Litigation award	-	-	1,767	-
Loss on extinguishment of debt	-	(4,111)	-	(4,111)
Other	971	393	1,830	1,248

Total other income, net	68,246	10,222	199,759	43,355

Operating expense
Salaries and related costs	38,155	36,629	116,352	109,773
Premises and equipment costs	8,079	8,771	23,970	25,179
Advertising expense	1,557	1,494	4,458	4,367
SAIF insurance premiums and regulatory assessments	957	825	2,811	2,326
Professional fees	(69)	387	612	1,111
Other general and administrative expense	9,938	9,909	26,935	27,823

Total general and administrative expense	58,617	58,015	175,138	170,579
Net operation of real estate acquired in settlement of loans	91	36	76	(273)

Total operating expense	58,708	58,051	175,214	170,306

Income before income taxes	97,604	32,922	298,041	96,505
Income taxes	37,868	8,412	122,496	35,262

Net income	$59,736	$24,510	$175,545	$61,243

Per share information
Basic	$2.14	$0.88	$6.30	$2.19
Diluted	$2.14	$0.88	$6.30	$2.19
Cash dividends declared and paid	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding
Basic	27,853,783	27,918,124	27,853,783	27,941,520
Diluted	27,884,352	27,943,512	27,883,489	27,970,788

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2005	2004	2005	2004

Net income	$59,736	$24,510	$175,545	$61,243

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, agency and other investment securities
available for sale, at fair value	(1,962)	6,849	(3,677)	562
Mortgage-backed securities available for sale, at fair value	(1)	-	-	(1)
Reclassification of realized amounts included in net income	-	-	(17)	173
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	344	144	289	2,651
Reclassification of realized amounts included in net income	51	678	92	(2,266)

Total other comprehensive income (loss), net of income taxes (benefits)	(1,568)	7,671	(3,313)	1,119

Comprehensive income	$58,168	$32,181	$172,232	$62,362

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In Thousands)	2005	2004

Cash flows from operating activities
Net income	$175,545	$61,243
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	77,618	68,522
Provision for losses on loans, real estate acquired in settlement of loans, investments
in real estate and joint ventures, mortgage servicing rights and other assets	107	19,811
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(114,223)	(19,194)
Interest capitalized on loans (negative amortization)	(85,789)	(11,555)
Federal Home Loan Bank stock dividends	(7,618)	(4,027)
Loans originated and purchased for sale	(6,647,339)	(4,261,617)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	7,336,595	3,697,463
Other, net	(70,583)	(102,974)

Net cash provided by (used for) operating activities	664,313	(552,328)

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury, agency and other investment securities available for sale	-	1,259,216
Wholly owned real estate and real estate acquired in settlement of loans	12,934	19,406
Federal Home Loan Bank stock	46,364	-
Redemption of common securities in Downey Financial Capital Trust I	-	3,711
Proceeds from maturities of U.S. Treasury, agency and other investment securities
available for sale	26,555	540,086
Purchase of:
U.S. Treasury, agency and other investment securities available for sale	(86,601)	(1,845,066)
Loans held for investment	(39,196)	(198,609)
Federal Home Loan Bank stock	(17,361)	(81,947)
Premises and equipment	(12,700)	(9,579)
Originations of loans held for investment (net of refinances of $517,559 for the nine months ended September 30, 2005 and $486,388 for the nine months ended
September 30, 2004)	(4,821,754)	(6,168,018)
Principal payments on loans held for investment and mortgage-backed
securities available for sale	3,602,834	2,995,570
Net change in undisbursed loan funds	(17,505)	185,721
Investments in real estate held for investment	413	(14,816)
Other, net	4,219	1,236

Net cash used for investing activities	(1,301,798)	(3,313,089)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	September 30,

(In Thousands)	2005	2004

Cash flows from financing activities
Net increase in deposits	$2,094,258	$1,257,575
Proceeds from Federal Home Loan Bank advances and other borrowings	25,989,675	15,148,370
Repayments of Federal Home Loan Bank advances and other borrowings	(27,378,425)	(12,601,756)
Proceeds from the issuance of senior notes	-	197,934
Redemption of junior subordinated debentures	-	(123,711)
Purchase of treasury stock	-	(6,211)
Proceeds from reissuance of treasury stock for exercise of stock options	-	843
Cash dividends	(8,355)	(8,387)
Other, net	(7,943)	(5,369)

Net cash provided by financing activities	689,210	3,859,288

Net increase (decrease) in cash and cash equivalents	51,725	(6,129)
Cash and cash equivalents at beginning of period	119,502	113,167

Cash and cash equivalents at end of period	$171,227	$107,038

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$298,270	$169,700
Income taxes	127,321	21,254
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	26,801	3,940
Loans transferred from held for investment to held for sale	106	283
U.S. Treasury securities, agency obligations and other investment securities
available for sale, purchased and not settled	-	14,999
Loans exchanged for mortgage-backed securities	759,800	1,464,424
Real estate acquired in settlement of loans	1,959	3,315
Loans to facilitate the sale of real estate acquired in settlement of loans	126	98

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of September 30, 2005, December 31, 2004 and September 30, 2004, the results of operations and comprehensive income for the three months and nine months ended September 30, 2005 and 2004, and changes in cash flows for the nine months ended September 30, 2005 and 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) – Mortgage Servicing Rights ("MSRs")

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2005	2005	2005	2004	2004

Gross balance at beginning of period	$20,626	$20,834	$20,502	$99,127	$95,813
Additions	1,858	1,217	1,609	1,835	12,114
Amortization	(1,346)	(1,398)	(1,160)	(2,998)	(5,190)
Sales	(87)	-	(14)	(61,663)	-
Impairment write-down	(134)	(27)	(103)	(15,799)	(3,610)

Gross balance at end of period	20,917	20,626	20,834	20,502	99,127

Allowance balance at beginning of period	3,793	1,224	2,538	16,832	3,764
Provision for (reduction of) impairment	(1,859)	2,596	(1,211)	1,505	16,678
Impairment write-down	(134)	(27)	(103)	(15,799)	(3,610)

Allowance balance at end of period	1,800	3,793	1,224	2,538	16,832

Total mortgage servicing rights, net	$19,117	$16,833	$19,610	$17,964	$82,295

As a percentage of associated mortgage loans	0.83%	0.75%	0.89%	0.86%	0.82%
Estimated fair value (a)	$19,139	$16,863	$19,665	$17,968	$82,401
Weighted average expected life (in months)	47	40	54	53	57
Custodial account earnings rate	3.99%	3.45%	3.21%	2.69%	2.24%
Weighted average discount rate	9.20	9.12	9.13	9.03	9.27

At period end
Mortgage loans serviced for others:
Total	$11,444,758	$10,287,991	$8,043,655	$6,672,984	$10,568,339
With capitalized mortgage servicing rights:(a)
Amount	2,310,726	2,249,030	2,207,403	2,100,452	10,075,028
Weighted average interest rate	5.57%	5.57%	5.57%	5.59%	5.52%
Total loans sub-serviced without mortgage
servicing rights:(b)
Term – less than six months	$292,480	$269,165	$475,327	$610,263	$-
Term – indefinite	8,818,890	7,744,459	5,332,613	3,931,483	459,307

Custodial account balances	$326,906	$237,722	$157,624	$143,765	$229,704

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(b) Servicing is performed for a fixed fee per loan each month.
Page 6	Navigation Links

	Nine Months Ended September 30,

(Dollars in Thousands)	2005	2004

Gross balance at beginning of period	$20,502	$95,183
Additions	4,684	30,156
Amortization	(3,904)	(14,791)
Sales	(101)	-
Impairment write-down	(264)	(11,421)

Gross balance at end of period	20,917	99,127

Allowance balance at beginning of period	2,538	13,008
Provision for (reduction of) impairment	(474)	15,245
Impairment write-down	(264)	(11,421)

Allowance balance at end of period	1,800	16,832

Total mortgage servicing rights, net	$19,117	$82,295

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$2,561	$1,098	$(711)	$2,975
Reduction of (increase in) valuation allowance	1,242	1,032	(703)	1,678

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(6,339)	(1,141)	706	(7,488)
Reduction of (increase in) valuation allowance	(6,317)	(1,120)	697	(7,466)

(a) The weighted-average expected life of the MSRs portfolio is 58 months.
(b) The weighted-average expected life of the MSRs portfolio is 24 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Net cash servicing fees	$1,968	$1,753	$1,627	$3,595	$6,031
Payoff and curtailment interest cost (a)	(315)	(288)	(194)	(968)	(1,053)
Amortization of mortgage servicing rights	(1,346)	(1,398)	(1,160)	(2,998)	(5,190)
(Provision for) reduction of impairment
of mortgage servicing rights	1,859	(2,596)	1,211	(1,505)	(16,678)

Total loan servicing income (loss), net	$2,166	$(2,529)	$1,484	$(1,876)	$(16,890)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
Page 7	Navigation Links

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Net cash servicing fees	$5,348	$17,350
Payoff and curtailment interest cost (a)	(797)	(4,663)
Amortization of mortgage servicing rights	(3,904)	(14,791)
(Provision for) reduction of impairment of mortgage servicing rights	474	(15,245)

Total loan servicing income (loss), net	$1,121	$(17,349)

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

NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the expected rate lock commitments do not qualify for hedge accounting. Associated fair value adjustments of expected rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values of expected rate lock commitments are based on observable market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the rate lock derivative from the date of commitment to the date of funding. At September 30, 2005, Downey had a notional amount of expected rate lock commitments identified to sell as part of its secondary marketing activities of $513 million, with a change in fair value resulting in a loss of $0.8 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Hedging Activities

          As part of secondary marketing activities, Downey typically utilizes short-term forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit expected rate lock commitments and loans held for sale. In general, rate lock commitments associated with fixed rate loans require a higher percentage of forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values of forward sale contracts are based on observable market prices acquired from third parties. At September 30, 2005, the notional amount of forward sale contracts amounted to $891 million, with a change in fair value resulting in a gain of $0.6 million related to undesignated contracts with a notional amount of $402 million and a gain of $0.5 million related to designated cash flow hedges with a notional amount of $489 million. There were no forward purchase contracts at September 30, 2005.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

Page 8	Navigation Links

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the Federal Home Loan Bank ("FHLB") under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate ("LIBOR") while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on observable market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At September 30, 2005, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $16.5 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at September 30, 2005:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	3.86%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	3.86	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	3.86	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	3.86	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 9	Navigation Links

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Net gains (losses) on non-qualifying hedge transactions	$(1,400)	$1,258	$2,913	$(5,030)	$2,595
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(1,400)	1,258	2,913	(5,030)	2,595
Other comprehensive income (loss)	395	(205)	191	(293)	822

Notional amount or balance at period end
Non-qualifying hedge transactions:
Expected rate lock commitments	$513,459	$624,604	$727,899	$367,650	$462,441
Associated forward sale contracts	402,363	572,977	633,031	368,822	448,999
Associated forward purchase contracts	-	-	-	-	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	495,035	914,277	1,255,104	1,118,475	845,913
Associated forward sale contracts	489,137	905,373	1,247,969	1,115,636	838,567
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Net gains on non-qualifying hedge transactions	$2,771	$2,665
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	2,771	2,665
Other comprehensive loss	381	385

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

Page 10	Navigation Links

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Commitments to originate loans held for investment:
Adjustable	$639,249	$228,310	$241,414	$738,102	$683,429
Undisbursed loan funds and unused lines of credit	440,257	491,375	494,210	457,815	426,055
Commitments to invest in community development
funds (a)	-	1,832	5,445	5,129	5,771

(a) At September 30, 2005, outstanding commitments to invest in community development funds totaled $11.1 million, all of which were related to projects with disbursements that are likely to occur and are therefore placed on the balance sheet and recorded in other assets and other liabilities.

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

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first nine months of 2005, Downey recorded a $0.4 million repurchase loss related to defects in the origination process. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Downey had a reserve of less than $1 million at September 30, 2005, $7 million at December 31, 2004 and less than $1 million at September 30, 2004 to cover the estimated loss exposure related to early payoffs.

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

Page 11	Navigation Links

          At September 30, 2005, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$6,997,353	$1,000,355	$229,067	$-	$8,226,775
FHLB advances and other borrowings	2,582,808	121,000	430,000	29,000	3,162,808
Senior notes	-	-	-	198,045	198,045
Operating leases	5,079	6,793	3,422	1,235	16,529

Total other contractual obligations	$9,585,240	$1,128,148	$662,489	$228,280	$11,604,157

Litigation

          On July 23, 2004, two former in-store banking employees brought an action in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also obtained class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. At a mediation in March 2005, the parties agreed to settle the lawsuit and in June 2005 the court preliminarily approved the settlement. In September 2005, the court granted final approval of the settlement and all amounts due under the court approved settlement have been fully reflected in the financial statements.

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

          During the third quarter of 2005, Downey resolved prior year federal tax return issues that resulted in a reduction to federal tax expense of $3.2 million.

NOTE (5) – Employee Stock Option Plans

          Downey has a Long Term Incentive Plan (the “LTIP”), which provides for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specifies an authorization of 434,110 shares (adjusted for stock dividends and splits) of common stock to be available for issuance, of which 131,851 shares are available for future grants. Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate in five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted. No shares have been granted under the LTIP since 1998. At September 30, 2005, Downey had 381,239 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock- based compensation plan exists.

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

Page 12	Navigation Links

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,

	2005			2004

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$59,736	27,853,783	$2.14	$24,510	27,918,124	$0.88
Effect of dilutive stock options	-	30,569	-	-	25,388	-

Diluted earnings per share	$59,736	27,884,352	$2.14	$24,510	27,943,512	$0.88/

	Nine Months Ended September 30,

	2005			2004

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$175,545	27,853,783	$6.30	$61,243	27,941,520	$2.19
Effect of dilutive stock options	-	29,706	-	-	29,268	-

Diluted earnings per share	$175,545	27,883,489	$6.30	$61,243	27,970,788	$2.19

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 13	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended September 30, 2005
Net interest income	$87,167	$148	$-	$87,315
Reduction of loan losses	(751)	-	-	(751)
Other income	64,592	3,654	-	68,246
Operating expense	58,426	282	-	58,708
Net intercompany income (expense)	29	(29)	-	-

Income before income taxes	94,113	3,491	-	97,604
Income taxes	36,426	1,442	-	37,868

Net income	$57,687	$2,049	$-	$59,736

At September 30, 2005
Assets:
Loans and mortgage-backed securities, net	$15,343,203	$-	$-	$15,343,203
Investments in real estate and joint ventures	-	49,351	-	49,351
Other	1,214,285	29,429	(70,407)	1,173,307

Total assets	16,557,488	78,780	(70,407)	16,565,861

Equity	$1,171,528	$70,407	$(70,407)	$1,171,528

Three months ended September 30, 2004
Net interest income	$81,924	$13	$-	$81,937
Provision for loan losses	1,186	-	-	1,186
Other income	9,557	665	-	10,222
Operating expense	57,742	309	-	58,051
Net intercompany income (expense)	(48)	48	-	-

Income before income taxes	32,505	417	-	32,922
Income taxes	8,243	169	-	8,412

Net income	$24,262	$248	$-	$24,510

At September 30, 2004
Assets:
Loans and mortgage-backed securities, net	$14,257,374	$-	$-	$14,257,374
Investments in real estate and joint ventures	-	44,242	-	44,242
Other	1,374,840	2,883	(39,875)	1,337,848

Total assets	15,632,214	47,125	(39,875)	15,639,464

Equity	$965,625	$39,875	$(39,875)	$965,625

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Nine months ended September 30, 2005
Net interest income	$275,005	$361	$-	$275,366
Provision for loan losses	1,870	-	-	1,870
Other income	191,258	8,501	-	199,759
Operating expense	174,314	900	-	175,214
Net intercompany income (expense)	(48)	48	-	-

Income before income taxes	290,031	8,010	-	298,041
Income taxes	119,202	3,294	-	122,496

Net income	$170,829	$4,716	$-	$175,545

Nine months ended September 30, 2004
Net interest income (expense)	$228,210	$(306)	$-	$227,904
Provision for loan losses	4,448	-	-	4,448
Other income	33,972	9,383	-	43,355
Operating expense	169,349	957	-	170,306
Net intercompany income (expense)	(129)	129	-	-

Income before income taxes	88,256	8,249	-	96,505
Income taxes	31,881	3,381	-	35,262

Net income	$56,375	$4,868	$-	$61,243

Page 14	Navigation Links

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

Page 15	Navigation Links

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

Page 16	Navigation Links

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

OVERVIEW

          Our net income for the third quarter of 2005 totaled $59.7 million or $2.14 per share on a diluted basis, up from $24.5 million or $0.88 per share in the third quarter of 2004.

          The increase in our net income between third quarters primarily reflected:

  a $19.1 million favorable change in loan servicing activities, as the year-ago quarter included a $16.7 million addition to the valuation allowance for mortgage servicing rights (“MSRs”) compared to a $1.9 million recapture in the current quarter;
  a $16.5 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees;
  a $14.9 million increase in our net gains from sales of loans and mortgage-backed securities due to a higher volume and gain per dollar of loans sold;
  a $5.4 million or 6.6% increase in our net interest income reflecting growth in average interest-earning assets; and
  a $4.1 million favorable change in loss on extinguishment of debt, as the year-ago third quarter included the recognition of deferred issuance costs associated with the early redemption of junior subordinated debentures.

Those favorable factors were partially offset by an increase in the effective tax rate from 25.55% to 38.80%. Both the current and year-ago third quarters included reductions to federal income tax expense from the settlement of prior-year tax returns. However, the current quarter reduction of $3.2 million was below the $5.6 million of a year ago.

          For the first nine months of 2005, our net income totaled $175.5 million or $6.30 per share on a diluted basis, up from $61.2 million or $2.19 per share for the first nine months of 2004. The increase primarily reflected increases in gains from sales of loans and mortgage-backed securities, net interest income and loan and deposit related fees, and reflected favorable changes in investment securities gains/losses, loan servicing activities and loss on extinguishment of debt. Those favorable items were partially offset by higher operating expense, a decline in our income from real estate held for investment and a higher effective tax rate.

          For the current quarter, our return on average assets was 1.44%, up from 0.66% a year ago, while our return on average equity was 20.92%, up from 10.30% a year ago. For the first nine-month periods, our return on average assets increased from 0.61% a year ago to 1.41%, while our return on average equity increased from 8.74% to 21.56%.

          Our loan originations (including purchases) totaled $3.6 billion in the current quarter, down 15.1% from $4.3 billion a year ago. Loans originated for sale declined $355 million to $1.7 billion and single family loans originated for portfolio declined by $161 million to $1.9 billion. Of the current quarter total originated for portfolio, $102 million represented subprime credits. At quarter end, the subprime portfolio totaled $1.2 billion, with an average loan-to-value ratio at origination of 70% and, of the total, 96.8% represented "Alt. A and A-" credits. In addition to single family loans, $32 million of other loans were originated in the current quarter.

          At quarter end, our assets totaled $16.6 billion, up $926 million or 5.9% from a year ago and up $917 million or 5.9% from year-end 2004. During the current quarter, our assets declined $46 million due primarily to a $419 million decline in loans held for sale that more than offset an increase of $355 million in loans held for investment.

Page 17	Navigation Links

          At September 30, 2005, our deposits totaled $11.8 billion, up 23.0% from the year-ago level and $2.1 billion or 21.7% since year-end 2004. During the quarter, no new branches were opened, leaving our total number of branches unchanged at 172, of which 92 were in-store and four were located in Arizona. A year ago, we had 168 branches, of which 95 were in-store and three were located in Arizona.

          Our non-performing assets increased $5 million during the quarter to $30 million or 0.18% of total assets. The increase occurred in our prime residential loan category, which was partially offset by a decline in our subprime residential loan category.

          At September 30, 2005, Downey Savings and Loan Association, F.A. (the "Bank"), our primary subsidiary, exceeded all regulatory capital tests, with capital-to-asset ratios of 7.66% for both tangible and core capital and 14.82% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital.

Page 18	Navigation Links

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

  The valuation of expected interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. Interest rate lock derivatives are accounted for individually and are not netted for balance sheet presentation. Consequently, at September 30, 2005, we had an asset recorded for interest rate lock derivatives of $0.2 million and a liability of $1.0 million. We recorded a capitalized basis adjustment at September 30, 2005 decreasing loans held for sale by $0.1 million, which reflects the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At September 30, 2004, we had a liability recorded for interest rate lock derivatives of $0.4 million and a capitalized basis adjustment increasing loans held for sale by $3.0 million. The offset to these items was recorded in net gains on sales of loans and mortgage-backed securities. For further information, see Note 3 on page 8 of Notes to Consolidated Financial Statements.
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses in the portfolios as of the balance sheet date. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover losses. In determining the allowance for loan losses related to loans over $5 million, we evaluate the loans on an individual basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Generally, we review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans, unless an individual loan or borrower relationship warrants separate analysis. This allowance is determined by applying against asset balances the associated factors for each major asset type that consider past loss experience and asset duration or loss statistics against current classified asset balances. In addition, an unallocated portion is provided that takes into consideration estimation errors and economic trends not necessarily captured in determining general valuation and allocated allowances. These allowances totaled $36 million at both September 30, 2005 and September 30, 2004. For further information, see Allowance for Losses on Loans and Real Estate on page 42.
  The valuation of MSRs. The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans, which include fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%) and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At September 30, 2005, the MSR valuation allowance totaled $2 million, compared to $17 million at September 30, 2004. For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. The reserves were less than $1 million at both September 30, 2005 and September 30, 2004. For further information, see Note 2 on page 6 and Note 3 on page 8 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 24.
Page 19	Navigation Links

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

          Our net interest income totaled $87.3 million in the current quarter, up $5.4 million or 6.6% from the same period last year. The improvement reflected an increase of 11.4% in average interest-earning assets to $16.1 billion in the current quarter. The effective interest rate spread averaged 2.16% in the current quarter, down from 2.26% a year ago and 2.27% in the previous quarter. The decline in our effective interest rate spread was due to a higher level of deferred loan origination costs being written-off in the current quarter related to loan repayments. Those write-offs were, in part, offset by higher loan prepayment fees recognized in other income.

          For the first nine months of 2005, net interest income totaled $275.4 million, up $47.5 million from a year ago. The increase was due to higher interest-earning asset levels, partially offset by a lower effective interest rate spread.

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

Page 20	Navigation Links

	Three Months Ended September 30,

	2005			2004

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$15,370,378	$191,357	4.98%	$13,653,221	$141,458	4.14%
Mortgage-backed securities	288	3	4.17	319	3	3.76
Investment securities (a)	762,543	7,705	4.01	829,598	7,740	3.71

Total interest-earning assets	16,133,209	199,065	4.94	14,483,138	149,201	4.12
Non-interest-earning assets	435,116			417,840

Total assets	$16,568,325			$14,900,978

Transaction accounts:
Non-interest-bearing checking	$833,616	$-	-%	$501,808	$-	-%
Interest-bearing checking (b)	527,892	474	0.36	541,225	512	0.38
Money market	161,275	425	1.05	148,072	390	1.05
Regular passbook	2,059,920	5,464	1.05	3,306,857	9,056	1.09

Total transaction accounts	3,582,703	6,363	0.70	4,497,962	9,958	0.88
Certificates of deposit	7,916,147	68,537	3.43	4,847,385	30,757	2.52

Total deposits	11,498,850	74,900	2.58	9,345,347	40,715	1.73
FHLB advances and other borrowings (c)	3,485,347	33,554	3.82	4,167,680	22,490	2.15
Senior notes and junior subordinated debentures (d)	198,031	3,296	6.66	227,245	4,059	7.14

Total deposits and borrowings	15,182,228	111,750	2.92	13,740,272	67,264	1.95
Other liabilities	244,113			208,535
Stockholders’ equity	1,141,984			952,171

Total liabilities and stockholders’ equity	$16,568,325			$14,900,978

Net interest income/interest rate spread		$87,315	2.02%		$81,937	2.17%
Excess of interest-earning assets over deposits and borrowings	$950,981			$742,866
Effective interest rate spread			2.16			2.26

	Nine Months Ended September 30,

Interest-earning assets:
Loans	$15,404,317	$554,005	4.80%	$12,199,645	$380,301	4.16%
Mortgage-backed securities	295	9	4.07	325	9	3.69
Investment securities (a)	760,572	23,230	4.08	777,683	20,928	3.59

Total interest-earning assets	16,165,184	577,244	4.76	12,977,653	401,238	4.12
Non-interest-earning assets	410,747			413,144

Total assets	$16,575,931			$13,390,797

Transaction accounts:
Non-interest-bearing checking	$715,853	$-	-%	$481,290	$-	-%
Interest-bearing checking (b)	532,438	1,430	0.36	537,018	1,507	0.37
Money market	159,176	1,245	1.05	144,157	1,130	1.05
Regular passbook	2,328,477	18,759	1.08	3,689,602	30,201	1.09

Total transaction accounts	3,735,944	21,434	0.77	4,852,067	32,838	0.90
Certificates of deposit	6,951,553	163,451	3.14	4,053,102	75,139	2.48

Total deposits	10,687,497	184,885	2.31	8,905,169	107,977	1.62
FHLB advances and other borrowings (c)	4,368,285	107,106	3.28	3,208,849	54,738	2.28
Senior notes and junior subordinated debentures (d)	197,989	9,887	6.66	164,125	10,619	8.63

Total deposits and borrowings	15,253,771	301,878	2.65	12,278,143	173,334	1.89
Other liabilities	236,472			178,257
Stockholders’ equity	1,085,688			934,397

Total liabilities and stockholders’ equity	$16,575,931			$13,390,797

Net interest income/interest rate spread		$275,366	2.11%		$227,904	2.23%
Excess of interest-earning assets over deposits and borrowings	$911,413			$699,510
Effective interest rate spread			2.27			2.34

(a) Yields for investment securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
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
Page 21	Navigation Links

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005 Versus 2004				2005 Versus 2004
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$17,791	$28,521	$3,587	$49,899	$99,900	$58,450	$15,354	$173,704
Mortgage-backed securities	(1)	1	-	-	(1)	1	-	-
Investment securities	(392)	388	(31)	(35)	(456)	2,820	(62)	2,302

Change in interest income	17,398	28,910	3,556	49,864	99,443	61,271	15,292	176,006

Interest expense:
Transaction accounts:
Interest-bearing checking	(13)	(26)	1	(38)	(13)	(65)	1	(77)
Money market	36	(1)	-	35	116	(1)	-	115
Regular passbook	(3,401)	(307)	116	(3,592)	(11,157)	(450)	165	(11,442)

Total transaction accounts	(3,378)	(334)	117	(3,595)	(11,054)	(516)	166	(11,404)
Certificates of deposit	19,569	11,151	7,060	37,780	53,642	20,214	14,456	88,312

Total interest-bearing deposits	16,191	10,817	7,177	34,185	42,588	19,698	14,622	76,908
FHLB advances and other
borrowings	(3,713)	17,670	(2,893)	11,064	19,425	23,900	9,043	52,368
Senior notes and junior
subordinated debentures	(524)	(274)	35	(763)	2,197	(2,428)	(501)	(732)

Change in interest expense	11,954	28,213	4,319	44,486	64,210	41,170	23,164	128,544

Change in net interest income	$5,444	$697	$(763)	$5,378	$35,233	$20,101	$(7,872)	$47,462

Provision for Loan Losses

          During the current quarter, $0.8 million of provision for loan losses was reversed, a favorable change of $1.9 million from the year-ago third quarter. The current quarter reversal reflected a recovery of $0.4 million of a prior charge-off and a decline of our non-one-to-four unit residential loans against which we maintain higher loss allowances. At quarter end, our allowance for loan losses was $36 million, compared to $35 million at both December 31, 2004 and September 30, 2004.

          For the first nine months of 2005, provision for loan losses totaled $1.9 million, and net charge-offs were $0.6 million. That compares to a $4.4 million provision for loan losses and net charge-offs of $0.2 million in the year-ago period. For further information, see Allowance for Losses on Loans and Real Estate on page 42.

Other Income

          Our total other income was $68.2 million in the current quarter, up $58.0 million from a year ago. Contributing to the increase between third quarters was:

  a $19.1 million favorable change in loan servicing activities;
  a $16.5 million increase in loan and deposit related fees;
  a $14.9 million increase in net gains from sales of loans and mortgage-backed securities; and
Page 22	Navigation Links

  a $4.1 million favorable change in loss on extinguishment of debt, as the year ago included the recognition of deferred issuance cost associated with the $124 million of junior subordinated debentures that were redeemed prior to their maturity.

Those favorable items were partially offset by a $2.9 million decline in our income from real estate and joint ventures held for investment.

          For the first nine months of 2005, our total other income was $199.8 million, up $156.4 million from a year ago. The increase primarily reflected higher gains from sales of loans and mortgage-backed securities, higher loan and deposit related fees and favorable changes in investment securities gains/losses, loan servicing activities and loss on extinguishment of debt.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $32.3 million in the current quarter, up $16.5 million from a year ago. The increase was primarily in our loan related fees which were up $15.6 million due to higher loan prepayment fees. Deposit related fees were up $0.8 million or 11.3%.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Loan related fees:
Prepayment fees	$21,947	$15,743	$10,255	$8,284	$6,435
Other fees	2,302	2,061	1,888	2,152	2,175
Deposit related fees:
Automated teller machine fees	2,770	2,784	2,581	2,387	2,418
Other fees	5,265	5,057	4,783	5,013	4,800

Total loan and deposit related fees	$32,284	$25,645	$19,507	$17,836	$15,828

          For the first nine months of 2005, loan and deposit related fees totaled $77.4 million, up $34.7 million from the same period of 2004. The increase was primarily in loan prepayment and deposit related fees.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Loan related fees:
Prepayment fees	$47,945	$15,324
Other fees	6,251	6,390
Deposit related fees:
Automated teller machine fees	8,135	7,116
Other fees	15,105	13,873

Total loan and deposit related fees	$77,436	$42,703

          During the fourth quarter of 2005, we will be removing over 200 standalone automated teller machines located in certain grocery stores. In the current quarter, these machines accounted for approximately $0.5 million or 17% of total fees from automated teller machines. The future loss of this fee income will not be fully realized until the first quarter of 2006.

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $3.3 million in the current quarter, up $2.9 million from the year-ago quarter. The current quarter included gains from sales of $1.4 million, compared to virtually none a year-ago, and a recapture of $1.3 million of valuation allowances on real estate and joint venture projects.

Page 23	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Rental operations, net of expenses	$199	$300	$456	$153	$113
Net gains on sales of wholly owned real estate	407	39	31	1	-
Equity in net income from joint ventures	1,368	1,389	2,093	5,409	252
Reduction of losses on real estate and joint ventures	1,333	-	-	-	-

Total income from real estate and joint ventures
held for investment, net	$3,307	$1,728	$2,580	$5,563	$365

          For the first nine months of 2005, income from real estate and joint ventures held for investment totaled $7.6 million, down $0.7 million from the same period of 2004 due primarily to lower gains from sales, partially offset by a recapture of valuation allowances on real estate and joint ventures.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Rental operations, net of expenses	$955	$861
Net gains on sales of wholly owned real estate	477	5,656
Equity in net income from joint ventures	4,850	1,822
Reduction of losses on real estate and joint ventures	1,333	-

Total income from real estate and joint ventures held for investment, net	$7,615	$8,339

Secondary Marketing Activities

          We service loans for others and those activities generated income of $2.2 million in the current quarter, compared to a loss of $16.9 million in the year-ago quarter. The primary reason for the $19.1 million favorable change was that the current quarter included a recapture of the impairment for MSRs of $1.9 million, whereas the year-ago quarter included a $16.7 million addition for impairment of MSRs.

          Loans we service for others with capitalized MSRs totaled $2.3 billion at quarter end, up from $2.1 billion at year-end 2004, but down from $10.1 billion a year ago. The decline from a year ago reflected our sale of approximately 80% of our MSRs during the fourth quarter of 2004. In addition to the loans we serviced for others with capitalized MSRs at September 30, 2005, we serviced $9.1 billion of loans on a sub-servicing basis for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Net cash servicing fees	$1,968	$1,753	$1,627	$3,595	$6,031
Payoff and curtailment interest cost (a)	(315)	(288)	(194)	(968)	(1,053)
Amortization of mortgage servicing rights	(1,346)	(1,398)	(1,160)	(2,998)	(5,190)
(Provision for) reduction of impairment
of mortgage servicing rights	1,859	(2,596)	1,211	(1,505)	(16,678)

Total loan servicing income (loss), net	$2,166	$(2,529)	$1,484	$(1,876)	$(16,890)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For the first nine months of 2005, income of $1.1 million was recorded in loan servicing, compared to a $17.3 million loss for the same period of 2004. The favorable change primarily related to the current period recapture of impairment for MSRs, compared to an addition for impairment of MSRs in the year-ago period.

Page 24	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss) during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Net cash servicing fees	$5,348	$17,350
Payoff and curtailment interest cost (a)	(797)	(4,663)
Amortization of mortgage servicing rights	(3,904)	(14,791)
(Provision for) reduction of impairment of mortgage servicing rights	474	(15,245)

Total loan servicing income (loss), net	$1,121	$(17,349)

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

          For further information, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          Sales of loans and mortgage-backed securities we originated for sale increased from $1.9 billion a year ago to $2.1 billion in the current quarter. Net gains associated with these sales totaled $29.5 million in the current quarter, up from $14.6 million a year ago. The increase was due to a higher volume and gain per dollar of loans sold. Excluding the impact of SFAS 133, a gain of 1.47% of secondary market sales was realized, up from 0.64% a year ago. Net gains in the current quarter included the capitalization of MSRs of $1.9 million, compared to $12.1 million a year ago.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Mortgage servicing rights	$1,858	$1,217	$1,609	$1,835	$12,114
All other components excluding SFAS 133	29,041	46,373	26,093	25,954	(72)
SFAS 133	(1,400)	1,258	2,913	(5,030)	2,595

Total net gains on sales of loans
and mortgage-backed securities	$29,499	$48,848	$30,615	$22,759	$14,637

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.47%	1.54%	1.36%	0.87%	0.64%

          For the first nine months of 2005, sales of loans and mortgage-backed securities totaled $7.2 billion, up from $3.7 billion a year ago. Net gains associated with these sales totaled $109.0 million, $77.3 million higher than the prior year amount.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Mortgage servicing rights	$4,684	$30,156
All other components excluding SFAS 133	101,507	(1,137)
SFAS 133	2,771	2,665

Total net gains on sales of loans and mortgage-backed securities	$108,962	$31,684

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	1.47%	0.79%

Investment securities Available for Sale

          There were no securities gains or losses in the current quarter or in the year-ago quarter.

          For the first nine months of 2005, we recorded gains of less than $0.1 million from sales of securities as a result of normal business activity, compared to the year-ago period loss of $19.2 million as a result of the partial economic hedge against value changes in our MSRs. For further information, see Asset/Liability Management and Market Risk on page 37.

Page 25	Navigation Links

Operating Expense

          Our operating expense totaled $58.7 million in the current quarter, up $0.7 million from a year ago due to a 1.0% increase in general and administrative expense. Included in the current quarter was a $1.0 million contribution to the American Red Cross to help victims of Hurricane Katrina, which is reported in the other general and administrative expense category. Excluding the contribution, general and administrative expense would have been down $0.4 million or 0.7%.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Salaries and related costs	$38,155	$39,042	$39,155	$38,448	$36,629
Premises and equipment costs	8,079	7,891	8,000	8,801	8,771
Advertising expense	1,557	1,551	1,350	1,158	1,494
SAIF insurance premiums and regulatory
assessments	957	927	927	825	825
Professional fees	(69)	345	336	717	387
Other general and administrative expense	9,938	8,605	8,392	9,238	9,909

Total general and administrative expense	58,617	58,361	58,160	59,187	58,015
Net operation of real estate acquired in
settlement of loans	91	(79)	64	17	36

Total operating expense	$58,708	$58,282	$58,224	$59,204	$58,051

          For the first nine months of 2005, operating expenses totaled $175.2 million, up $4.9 million or 2.9% from the same period of 2004, primarily reflecting higher salaries and related costs.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Salaries and related costs	$116,352	$109,773
Premises and equipment costs	23,970	25,179
Advertising expense	4,458	4,367
SAIF insurance premiums and regulatory assessments	2,811	2,326
Professional fees	612	1,111
Other general and administrative expense	26,935	27,823

Total general and administrative expense	175,138	170,579
Net operation of real estate acquired in settlement of loans	76	(273)

Total operating expense	$175,214	$170,306

Provision for Income Taxes

          Income taxes for the third quarter totaled $37.9 million, compared to $8.4 million for the year-ago quarter. Our effective tax rate was 38.80% for the current quarter, compared to 25.55% for the prior year quarter. The effective tax rates were affected by the settlement of prior-year tax return issues reducing federal tax expense by $3.2 million in the current quarter and $5.6 million in the year-ago third quarter. For the first nine months of 2005, our effective tax rate was 41.10%, compared to 36.54%. For further information, see Note 4 of Notes to Consolidated Financial Statements on page 12.

Page 26	Navigation Links

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 14.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Banking net income	$57,687	$62,932	$50,210	$43,103	$24,262
Real estate investment net income	2,049	1,138	1,529	3,316	248

Total net income	$59,736	$64,070	$51,739	$46,419	$24,510

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Banking net income	$170,829	$56,375
Real estate investment net income	4,716	4,868

Total net income	$175,545	$61,243

Banking

          Net income from our banking operations for the current quarter totaled $57.7 million, up $33.4 million from a year ago. The increase between third quarters primarily reflected:

  a $19.1 million favorable change in loan servicing activities, as the year-ago quarter included a $16.7 million addition to the valuation allowance for MSRs compared to a $1.9 million recapture in the current quarter;
  a $16.4 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees;
  a $14.9 million increase in our net gains from sales of loans and mortgage-backed securities due to a higher volume and gain per dollar of loans sold;
  a $5.2 million or 6.4% increase in our net interest income reflecting growth in average interest-earning assets; and
  a $4.1 million favorable change in loss on extinguishment of debt, as the year-ago third quarter included the recognition of deferred issuance costs associated with the early redemption of junior subordinated debentures.

Those favorable factors were partially offset by an increase in the effective tax rate from 25.55% to 38.80%. Both the current and year-ago third quarters included reductions to federal income tax expense from the settlement of prior-year tax returns. However, the current quarter reduction of $3.2 million was below the $5.6 million of a year ago.

Page 27	Navigation Links

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Net interest income	$87,167	$93,853	$93,985	$89,968	$81,924
Provision for (reduction of) loan losses	(751)	583	2,038	(1,553)	1,186
Other income	64,592	73,768	52,898	42,172	9,557
Operating expense	58,426	58,030	57,858	58,931	57,742
Net intercompany income (expense)	29	(39)	(38)	(19)	(48)

Income before income taxes	94,113	108,969	86,949	74,743	32,505
Income taxes	36,426	46,037	36,739	31,640	8,243

Net income	$57,687	$62,932	$50,210	$43,103	$24,262

At period end
Assets:
Loans and mortgage-backed securities	$15,343,203	$15,406,955	$15,728,508	$14,542,778	$14,257,374
Other	1,214,285	1,196,756	1,155,426	1,097,534	1,374,840

Total assets	16,557,488	16,603,711	16,883,934	15,640,312	15,632,214

Equity	$1,171,528	$1,116,145	$1,054,336	$1,007,651	$965,625

          For the first nine months of 2005, net income from our banking operations totaled $170.8 million, up $114.5 million from the same period a year ago. The increase primarily reflected increases in gains from sales of loans and mortgage-backed securities, net interest income and loan and deposit related fees, and reflected favorable changes in investment securities gains/losses, loan servicing activities and loss on extinguishment of debt. Those favorable items were partially offset by higher operating expense.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Net interest income	$275,005	$228,210
Provision for loan losses	1,870	4,448
Other income	191,258	33,972
Operating expense	174,314	169,349
Net intercompany expense	(48)	(129)

Income before income taxes	290,031	88,256
Income taxes	119,202	31,881

Net income	$170,829	$56,375

Page 28	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $2.0 million in the current quarter, up from $0.2 million a year ago. The increase primarily reflected higher gains from sales and the recapture of valuation allowances.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Net interest income	$148	$110	$103	$15	$13
Other income	3,654	2,031	2,816	5,858	665
Operating expense	282	252	366	273	309
Net intercompany income (expense)	(29)	39	38	19	48

Income before income taxes	3,491	1,928	2,591	5,619	417
Income taxes	1,442	790	1,062	2,303	169

Net income	$2,049	$1,138	$1,529	$3,316	$248

At period end
Assets:
Investments in real estate and joint ventures	$49,351	$58,941	$56,964	$55,411	$44,242
Other	29,429	17,833	19,659	18,776	2,883

Total assets	78,780	76,774	76,623	74,187	47,125

Equity	$70,407	$68,358	$67,220	$65,691	$39,875

          For the first nine months of 2005, our net income from real estate investment operations totaled $4.7 million, down $0.2 million from the same period of 2004. The decline primarily reflected lower gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Net interest income (expense)	$361	$(306)
Other income	8,501	9,383
Operating expense	900	957
Net intercompany income	48	129

Income before income taxes	8,010	8,249
Income taxes	3,294	3,381

Net income	$4,716	$4,868

          Our investments in real estate and joint ventures amounted to $49 million at September 30, 2005, down from $55 million at December 31, 2004, but up from $44 million at September 30, 2004.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowances for Losses on Loans and Real Estate on page 42.

Page 29	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $64 million during the current quarter to a total of $15.3 billion or 92.6% of total assets at September 30, 2005. The decline was due primarily to a $419 million decline in loans held for sale that more than offset an increase of $355 million in our loans held for investment.

          Our loan originations, including loans purchased, totaled $3.6 billion in the current quarter, down 15.1% from the $4.3 billion we originated in the third quarter of 2004 and 11.8% below the $4.1 billion we originated in the second quarter of 2005. Loans originated for sale decreased $355 million from the year-ago quarter to $1.7 billion, while one-to-four unit residential loans we originated for portfolio declined $161 million to $1.9 billion. Of our current quarter originations for portfolio, $102 million represented subprime credits. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans increased from 36% a year ago to 44% in the current quarter, and was up from 37% in the second quarter of 2005. During the current quarter, 79% of our residential one-to-four unit originations represented refinance transactions. This is up slightly from 78% in the second quarter of 2005 and up from 76% in the year-ago quarter. In addition to single family loans, we originated $32 million of other loans in the current quarter.

          As to our current quarter originations of adjustable one-to-four unit residential loans originated for portfolio, including loans purchased, 68% had monthly adjustable interest rates tied primarily to the FHLB Eleventh District Cost of Funds Index (“COFI”), while essentially the remainder were tied to the 12-month moving average of annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year (“MTA”). This is in contrast to the year-ago quarter when COFI-related loans represented 92% and MTA-related loans represented 2%.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,309,055	$920,152	$1,904,087	$1,846,514	$1,903,602
MTA	602,125	350,462	2,241	46,467	38,363
LIBOR	880	1,765	10,003	33,830	130,425
Fixed	61	-	-	-	482

Total residential one-to-four units	1,912,121	1,272,379	1,916,331	1,926,811	2,072,872
Other	31,620	94,100	152,084	141,238	162,069

Total for investment portfolio	1,943,741	1,366,479	2,068,415	2,068,049	2,234,941
Sale portfolio(a)	1,699,900	2,766,047	2,181,392	2,522,101	2,054,632

Total for investment and sale portfolios	$3,643,641	$4,132,526	$4,249,807	$4,590,150	$4,289,573

(a) All residential one-to-four unit loans.
Page 30	Navigation Links

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$4,133,294	$4,148,803
MTA	954,828	1,458,946
LIBOR	12,648	633,397
Adjustable – fixed for 3-5 years	-	124,008
Fixed	61	482

Total residential one-to-four units	5,100,831	6,365,636
Other	277,804	487,477

Total for investment portfolio	5,378,635	6,853,113
Sale portfolio (a)	6,647,339	4,261,617

Total for investment and sale portfolios	$12,025,974	$11,114,730

(a) Primarily residential one-to-four unit loans.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	September 30, 2005		June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$10,290,282	76%	$9,964,759	77%	$9,810,346	77%	$8,461,835	72%	$7,179,528	62%
MTA	2,542,053	19	2,185,982	17	2,068,230	16	2,224,130	19	3,362,196	29
LIBOR	510,399	4	675,872	5	813,800	6	908,596	8	934,728	8
Other, primarily CMT	150,566	1	128,281	1	148,566	1	119,475	1	108,612	1

Total adjustable loans (a)	$13,493,300	100%	$12,954,894	100%	$12,840,942	100%	$11,714,036	100%	$11,585,064	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          Our adjustable rate mortgages generally:

  either begin with an incentive interest rate, which is an interest rate below the current market rate that adjusts to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months, or have a fixed interest rate for a period of three to five years and then adjust semi-annually or annually thereafter;
  provide that the maximum interest rate cannot exceed the incentive interest rate by more than six to ten percentage points, depending on the type of loan and the incentive interest rate offered; and
  limit interest rate adjustments, for loans that adjust both the interest rate and payment amount simultaneously, to 1% per adjustment for those that adjust semi-annually and 2% per adjustment for those that adjust annually.

          Most of our adjustable rate mortgages are option ARM products with an interest rate that adjusts monthly and a required minimum monthly loan payment that adjusts annually. The incentive interest rate (“start rate”) is lower than the fully-indexed rate and is the effective interest rate for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The initial start rate, however, is used to calculate the required minimum monthly loan payment for the first twelve months. The borrower is required to make the minimum monthly payment, but retains the option to make a larger payment to avoid negative amortization and to reduce loan principal. If the borrower chooses to make the minimum required monthly loan payment and the interest accrual, based on the fully-indexed rate, results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. These payment options are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement.

Page 31	Navigation Links

          More particularly, these loans currently:

  limit negative amortization to 110% of the original loan amount;
  have a lifetime interest rate cap, but no periodic cap on interest rate adjustments; and
  include a payment cap that limits the change in required minimum monthly loan payments to 7.5% per year, unless the loan is recast. A loan is recast at the earlier of every five years or when the loan balance reaches the maximum level of negative amortization permitted.

          The maximum home loan we will make, except for a limited amount related to Community Reinvestment Act activities, is 90% of the property’s appraised value; however, any loan in excess of 80% of appraised value will require private mortgage insurance. Typically, this insures the loan down to a 75% loan-to-value ratio. A loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. If a loan incurs significant negative amortization, the loan-to-value ratio could rise which increases credit risk, and the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation.

          With the negative amortization and loan-to-value limitations in place, the loan-to-value ratio over the life of an option ARM could never exceed 88% of the original appraised value, assuming the loan reached 110% of the original loan balance and had an 80% loan-to-value ratio at origination (the maximum permitted without the borrower obtaining private mortgage insurance).

          Our loan portfolio held for investment does contain loans previously originated with a limit on negative amortization of 125% of the original loan amount. At September 30, 2005, loans with the higher 125% limit on negative amortization represented 7% of our adjustable rate one-to-four unit residential loan portfolio, while those with the 110% limit represent 83%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          We have not and do not qualify an applicant for option ARM products based on the initial start rate of the loan. Currently, we qualify applicants for these loans using a fully-amortizing payment calculated from the higher of the fully-indexed rate or:

  for prime borrowers:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  for subprime borrowers (Alt. A and A- only):
    7.00% for owner occupied; or
    7.25% for non-owner occupied.

          At September 30, 2005, $12.7 billion or 90% of the adjustable rate mortgages in our loan portfolio were subject to negative amortization, of which $99 million or approximately 0.8% represented the amount of negative amortization included in the loan balance. At origination these loans had an average loan-to-value ratio of 69%. The amount of negative amortization increased $27 million from the June 30, 2005 level. During the current quarter, approximately 20% of our loan interest income represented negative amortization, up from 15% in the second quarter of 2005 and 5% in the year-ago third quarter.

          We also continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market as needed to manage our balance sheet to remain in compliance with regulatory capital requirements. We sold $2.1 billion of loans and mortgage-backed securities in the current quarter, compared to $3.1 billion in the second quarter of 2005 and $1.9 billion in the year-ago third quarter. All amounts were secured by residential one-to-four unit property, and at September 30, 2005, loans held for sale totaled $495 million.

          At September 30, 2005, our unfunded loan application pipeline totaled $2.5 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $1.3 billion, of which $679 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at September 30, 2005, we had commitments on undrawn lines of credit of $378 million and loans in process of $62 million. We believe our current sources of funds will enable us to meet these obligations.

Page 32	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$1,800,460	$1,135,573	$1,719,398	$1,672,606	$1,788,864
Adjustable – subprime	102,079	132,491	171,573	214,370	228,110

Total adjustable residential one-to-four units	1,902,539	1,268,064	1,890,971	1,886,976	2,016,974
Fixed	61	-	-	-	284
Residential five or more units – adjustable	-	-	-	625	2,695

Total residential	1,902,600	1,268,064	1,890,971	1,887,601	2,019,953
Commercial real estate	-	-	-	-	875
Construction	23,421	35,483	21,172	17,464	4,858
Land	1,193	9,514	35,211	2,100	-
Non-mortgage:
Commercial	-	-	-	-	1,000
Other consumer	7,006	49,103	95,701	121,049	152,641

Total loans originated	1,934,220	1,362,164	2,043,055	2,028,214	2,179,327
Real estate loans purchased:
One-to-four units	9,296	4,170	23,609	36,169	51,476
One-to-four units – subprime	225	145	1,751	3,666	4,138

Total real estate loans purchased	9,521	4,315	25,360	39,835	55,614

Total loans originated and purchased	1,943,741	1,366,479	2,068,415	2,068,049	2,234,941
Loan repayments	(1,691,123)	(1,385,603)	(1,043,649)	(1,088,690)	(1,123,307)
Other net changes (a)	102,880	38,402	24,343	(966,506)	(10,423)

Increase in loans held for investment, net	355,498	19,278	1,049,109	12,853	1,101,211

Sale Portfolio
Residential one-to-four unit loans originated	1,682,834	2,741,341	2,171,625	2,499,648	2,016,218
Loans purchased	17,066	24,706	9,767	22,453	38,414
Loans transferred from (to) the investment portfolio (a)	(6,987)	(9,842)	(9,866)	981,282	-
Originated whole loans sold	(1,828,698)	(2,881,687)	(1,760,376)	(2,865,724)	(1,560,485)
Loans exchanged for mortgage-backed securities	(279,303)	(211,086)	(269,411)	(331,777)	(310,741)
Capitalized basis adjustment (b)	(234)	1,516	2,656	(7,053)	3,901
Other net changes	(3,920)	(5,775)	(7,766)	(26,267)	(2,875)

Increase (decrease) in loans held for sale	(419,242)	(340,827)	136,629	272,562	184,432

Mortgage-backed securities, net:
Received in exchange for loans	279,303	211,086	269,411	331,777	310,741
Sold	(279,303)	(211,086)	(269,411)	(331,777)	(310,741)
Repayments	(6)	(6)	(6)	(6)	(6)
Other net changes	(2)	2	(2)	(5)	-

Decrease in mortgage-backed securities
available for sale	(8)	(4)	(8)	(11)	(6)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(419,250)	(340,831)	136,621	272,551	184,426

Total increase (decrease) in loans and
mortgage-backed securities, net	$(63,752)	$(321,553)	$1,185,730	$285,404	$1,285,637

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, changes in loss allowances, loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio, and the change in interest capitalized on loans (negative amortization). During the fourth quarter of 2004, we transferred to our sale portfolio and sold approximately $1 billion of our loans held for investment.
(b) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.
Page 33	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$12,205,405	$11,600,453	$11,498,211	$10,425,738	$10,422,234
Adjustable – subprime	1,159,701	1,244,386	1,269,695	1,231,911	1,140,995
Adjustable – fixed for 3-5 years	707,331	823,518	885,029	1,017,958	1,152,604
Adjustable – fixed for 3-5 years – subprime	12,837	14,583	16,495	19,415	22,882
Fixed	52,124	56,630	60,361	65,371	70,524
Fixed – subprime	2,505	2,705	3,014	3,126	3,688

Total residential one-to-four units	14,139,903	13,742,275	13,732,805	12,763,519	12,812,927
Residential five or more units:
Adjustable	69,052	89,408	92,554	95,163	95,555
Fixed	1,178	1,208	1,371	1,424	1,808
Commercial real estate:
Adjustable	25,743	25,935	25,409	28,384	37,641
Fixed	3,280	3,314	4,255	4,294	4,838
Construction	89,337	93,016	77,428	67,519	72,599
Land	41,361	65,377	59,470	25,569	25,764
Non-mortgage:
Commercial	4,223	4,496	4,766	4,997	5,990
Automobile	204	320	542	858	1,297
Other consumer	306,756	325,096	313,177	283,798	235,113

Total loans held for investment	14,681,037	14,350,445	14,311,777	13,275,525	13,293,532
Increase (decrease) for:
Undisbursed loan funds	(65,214)	(85,377)	(67,869)	(49,089)	(50,709)
Net deferred costs and premiums	268,059	263,698	265,913	232,277	202,874
Allowance for losses	(35,998)	(36,380)	(36,713)	(34,714)	(34,551)

Total loans held for investment, net	14,847,884	14,492,386	14,473,108	13,423,999	13,411,146

Sale Portfolio
Loans held for sale:
Residential one-to-four units	495,156	914,164	1,256,507	1,122,534	842,853
Non-mortgage	-	-	-	-	63
Capitalized basis adjustment (a)	(121)	113	(1,403)	(4,059)	2,997

Total loans held for sale	495,035	914,277	1,255,104	1,118,475	845,913
Mortgage-backed securities available for sale:
Adjustable	284	292	296	304	315
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	284	292	296	304	315

Total loans held for sale and mortgage-backed
securities available for sale	495,319	914,569	1,255,400	1,118,779	846,228

Total loans and mortgage-backed securities, net	$15,343,203	$15,406,955	$15,728,508	$14,542,778	$14,257,374

(a) Reflected the change in fair value of the rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At September 30, 2005, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At September 30, 2005, our residential one-to-four units subprime portfolio totaled $1.2 billion and consisted of 97% “Alt. A and A-” credit, 2% “B” credit and 1% “C” credit loans. The average loan-to-value ratio at origination for these loans was 70%.

          We carry mortgage-backed securities available for sale at fair value which, at September 30, 2005, was essentially equal to our cost basis.

Page 34	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Federal funds	$2	$30,001	$10,003	$-	$-
Investment securities available for sale:
U.S. Treasury	-	-	-	-	248,047
Agency	550,557	504,900	511,638	496,944	484,766
Other	64	65	65	65	65

Total investment securities	$550,623	$534,966	$521,706	$497,009	$732,878

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2005 are presented in the following table. The $5.7 million unrealized loss on securities that have been in a loss position for less than 12 months is due to changes in market interest rates. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Agency	548,072	5,733	-	-	548,072	5,733
Other	-	-	-	-	-	-

Total temporarily impaired securities	$548,072	$5,733	$-	$-	$548,072	$5,733

          The following table sets forth the maturities of our investment securities and their weighted average yields September 30, 2005.

	As of September 30, 2005, Amount Due

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$2	$-	$-	$-	$2
Weighted average yield	3.44%	-%	-%	-%	3.44%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Agency (a)	14,967	82,497	453,093	-	550,557
Weighted average yield	4.05%	3.90%	4.12%	-%	4.09%
Other	-	-	-	64	64
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$14,969	$82,497	$453,093	$64	$550,623
Weighted average yield	4.05%	3.90%	4.12%	6.25%	4.09%

(a) At September 30, 2005, virtually all of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from November 2005 to December 2012. Yields for investment securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Deposits

          At September 30, 2005, our deposits totaled $11.8 billion, up $2.2 billion or 23.0% from the year-ago level and up $710 million or 6.4% since the previous quarter end. Compared to the year-ago period, our certificates of deposit increased $3.0 billion or 57.5%, which was partially offset by a decrease in our transaction accounts—i.e., checking, money market and regular passbook—of $802 million or 18.5%. As short-term market interest rates have continued to rise over the past year, our customers have moved monies from regular passbook accounts into certificates of deposit.

Page 35	Navigation Links

          During the quarter, there were no new branches opened. This leaves our total number of branches at 172, of which 92 were in-store and four were located in Arizona. A year ago, we had 168 branches, of which 95 were in-store and three were located in Arizona. At September 30, 2005, the average deposit size of our 80 traditional branches was $117 million, while the average deposit size of our 92 in-store branches was $26 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	September 30, 2005		June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$857,875	-%	$715,152	-%	$672,531	-%	$601,588	-%	$506,981
Interest-bearing
checking (a)	0.30	530,467	0.31	513,559	0.31	538,842	0.33	534,775	0.34	525,124
Money market	1.05	161,910	1.05	159,402	1.05	159,241	1.05	158,519	1.05	150,716
Regular passbook	1.05	1,975,209	1.06	2,145,323	1.09	2,465,789	1.12	2,813,078	1.08	3,144,606

Total transaction
accounts	0.68	3,525,461	0.74	3,533,436	0.79	3,836,403	0.85	4,107,960	0.86	4,327,427
Certificates of deposit:
Less than 2.00%	1.70	131,006	1.68	218,223	1.62	446,819	1.59	912,234	1.46	1,131,677
2.00-2.49	2.44	294,160	2.45	1,222,193	2.40	2,232,900	2.38	3,003,000	2.37	2,711,948
2.50-2.99	2.79	321,523	2.79	429,479	2.81	474,212	2.80	495,119	2.77	363,305
3.00-3.49	3.27	2,068,056	3.22	3,341,993	3.17	2,494,034	3.19	327,552	3.28	200,480
3.50-3.99	3.76	4,164,594	3.72	1,568,814	3.80	171,466	3.84	94,611	3.85	93,163
4.00-4.49	4.16	787,167	4.21	266,015	4.23	196,138	4.26	257,369	4.25	262,531
4.50-4.99	4.83	429,715	4.83	429,941	4.83	425,732	4.83	424,937	4.83	425,352
5.00 and greater	5.59	30,554	5.60	31,978	5.59	31,373	5.62	35,196	5.62	35,450

Total certificates
of deposit	3.62	8,226,775	3.27	7,508,636	2.94	6,472,674	2.66	5,550,018	2.58	5,223,906

Total deposits	2.74%	$11,752,236	2.46%	$11,042,072	2.14%	$10,309,077	1.89%	$9,657,978	1.80%	$9,551,333

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings declined $840 million to $3.4 billion, due to a decrease in FHLB advances. This followed a $1.1 billion decline in borrowings during the second quarter of 2005.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2005	2005	2005	2004	2004

Securities sold under agreements to repurchase	$-	$-	$-	$-	$251,875
Federal Home Loan Bank advances	3,162,808	4,002,757	5,093,874	4,559,622	4,418,729
Senior notes	198,045	198,004	197,964	197,924	197,886

Total borrowings	$3,360,853	$4,200,761	$5,291,838	$4,757,546	$4,868,490

Weighted average rate on borrowings during
the quarter (a)	3.97%	3.42%	3.03%	2.67%	2.40%
Total borrowings as a percentage of total assets	20.29	25.29	31.33	30.40	31.13

(a) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we

Page 36	Navigation Links

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

Page 37	Navigation Links

          There has been no significant change in our market risk since December 31, 2004.

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of September 30, 2005, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	September 30, 2005

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock(a)	$341,926	$207,745	$223,180	$-	$-	$772,851
Loans and mortgage-backed securities, net:(b)
Loans secured by real estate:
Residential:
Adjustable	14,190,882	264,851	311,128	-	-	14,766,861
Fixed	131,672	8,463	29,494	6,108	1,100	176,837
Commercial real estate	18,713	325	8,649	309	-	27,996
Construction	40,237	613	-	-	-	40,850
Land	24,442	7	647	-	-	25,096
Non-mortgage loans:
Commercial	981	-	-	-	-	981
Consumer	304,134	59	105	-	-	304,298
Mortgage-backed securities	284	-	-	-	-	284

Total loans and mortgage-backed securities, net	14,711,345	274,318	350,023	6,417	1,100	15,343,203

Total interest-earning assets	$15,053,271	$482,063	$573,203	$6,417	$1,100	$16,116,054

Transaction accounts:
Non-interest-bearing checking	$857,875	$-	$-	$-	$-	$857,875
Interest-bearing checking(c)	530,467	-	-	-	-	530,467
Money market (d)	161,910	-	-	-	-	161,910
Regular passbook (d)	1,975,209	-	-	-	-	1,975,209

Total transaction accounts	3,525,461	-	-	-	-	3,525,461
Certificates of deposit(e)	4,565,255	2,432,098	1,229,422	-	-	8,226,775

Total deposits	8,090,716	2,432,098	1,229,422	-	-	11,752,236
FHLB advances and other borrowings	2,577,508	5,300	551,000	29,000	-	3,162,808
Senior notes	-	-	-	198,045	-	198,045
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$11,098,224	$2,437,398	$1,350,422	$227,045	$-	$15,113,089

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$3,955,047	$(1,955,335)	$(777,219)	$(220,628)	$1,100	$1,002,965
Cumulative gap	3,955,047	1,999,712	1,222,493	1,001,865	1,002,965
Cumulative gap – as a percentage of total assets:
September 30, 2005	23.87%	12.07%	7.38%	6.05%	6.05%
December 31, 2004	17.05	9.25	6.96	5.54	5.55
September 30, 2004	16.51	7.37	4.81	4.98	4.98

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

          Our six-month gap at September 30, 2005 was a positive 23.87%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 17.05% at December 31, 2004 and 16.51% a year ago.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio and plan to sell the originations in excess of our balance sheet needs into the secondary market to the extent we can do so profitably. For the twelve months ended September 30, 2005, we originated and purchased for investment $7.4 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At September 30, 2005, December 31, 2004 and September 30, 2004 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. At September 30, 2005, $14.6 billion or essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $13.2 billion or 99% at both December 31, 2004 and a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Weighted average yield: (a)
Loans and mortgage-backed securities	5.69%	5.42%	5.00%	4.67%	4.46%
Federal Home Loan Bank stock	4.21	4.44	4.26	3.89	3.90
Investment securities (b)	4.09	3.96	3.86	3.88	3.96

Interest-earning assets yield	5.61	5.36	4.95	4.63	4.43

Weighted average cost:
Deposits	2.74	2.46	2.14	1.89	1.80
Borrowings:
Securities sold under agreements to repurchase	-	-	-	-	1.60
Federal Home Loan Bank advances (c)	4.15	3.57	3.08	2.77	2.32
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	4.29	3.71	3.21	2.93	2.45

Combined funds cost	3.08	2.80	2.50	2.23	2.02

Interest rate spread	2.53%	2.56%	2.45%	2.40%	2.41%

(a) Excludes adjustments for non-accrual loans, and amortization of net deferred costs to originate loans, premiums and discounts.
(b) Yields for investment securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(c) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.

          The period-end weighted average yield on our loan portfolio increased to 5.69% at September 30, 2005, up from 4.67% at December 31, 2004 and 4.46% at September 30, 2004. At September 30, 2005, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $14.7 billion with a weighted average rate of 5.63%, compared to $13.9 billion with a weighted average rate of 4.61% at December 31, 2004, and $13.6 billion with a weighted average rate of 4.40% at September 30, 2004.

Page 39	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets increased $5 million during the current quarter to $30 million or 0.18% of total assets. The increase occurred in our prime residential loan category, which was partially offset by a decrease in our subprime residential loan category.

          The following table summarizes our non-performing assets at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2005	2005	2005	2004	2004

Non-accrual loans:
Residential one-to-four units	$18,373	$12,004	$16,835	$20,470	$23,091
Residential one-to-four units – subprime	9,018	10,599	8,798	10,696	12,870
Other	634	456	466	468	464

Total non-accrual loans	28,025	23,059	26,099	31,634	36,425
Real estate acquired in settlement of loans	2,323	2,201	2,783	2,555	2,819

Total non-performing assets	$30,348	$25,260	$28,882	$34,189	$39,244

Allowance for loan losses:
Amount	$35,998	$36,380	$36,713	$34,714	$34,551
As a percentage of non-performing loans	128.45%	157.77%	140.67%	109.74%	94.86%
Non-performing assets as a percentage of total assets	0.18	0.15	0.17	0.22	0.25

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.30% at September 30, 2005, up slightly from 0.27% at June 30, 2005, but down from 0.34% a year ago. The increase primarily occurred in our residential one-to-four units category.

Page 40	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	September 30, 2005				June 30, 2005

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$16,631	$8,980	$10,295	$35,906	$14,311	$3,620	$11,144	$29,075
One-to-four units – subprime	3,602	1,213	4,414	9,229	3,136	3,043	5,566	11,745
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	20,233	10,193	14,709	45,135	17,447	6,663	16,710	40,820
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	7	1	-	8	-	-	-	-
Other consumer	28	402	206	636	373	11	28	412

Total delinquent loans	$20,268	$10,596	$15,343	$46,207	$17,820	$6,674	$17,166	$41,660

Delinquencies as a percentage of total loans	0.13%	0.07%	0.10%	0.30%	0.12%	0.04%	0.11%	0.27%

	March 31, 2005				December 31, 2004

Loans secured by real estate:
Residential:
One-to-four units	$14,341	$4,837	$12,562	$31,740	$13,446	$4,089	$16,949	$34,484
One-to-four units – subprime	2,474	1,961	5,487	9,922	3,756	2,143	5,998	11,897
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	16,815	6,798	18,049	41,662	17,202	6,232	22,947	46,381
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	11	-	-	11	22	2	-	24
Other consumer	169	11	38	218	31	44	40	115

Total delinquent loans	$16,995	$6,809	$18,515	$42,319	$17,255	$6,278	$23,415	$46,948

Delinquencies as a percentage of total loans	0.11%	0.04%	0.12%	0.27%	0.13%	0.04%	0.16%	0.33%

	September 30, 2004

Loans secured by real estate:
Residential:
One-to-four units	$9,858	$6,480	$16,283	$32,621
One-to-four units – subprime	4,650	3,818	5,940	14,408
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	14,508	10,298	22,223	47,029
Non-mortgage:
Commercial	-	-	428	428
Automobile	1	-	-	1
Other consumer	30	43	36	109

Total delinquent loans	$14,539	$10,341	$22,687	$47,567

Delinquencies as a percentage of total loans	0.11%	0.07%	0.16%	0.34%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 41	Navigation Links

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

          In the current quarter, our reduction for loan losses was $0.8 million and net loan recoveries totaled $0.4 million, leaving the allowance for loan losses essentially unchanged at $36 million at September 30, 2005. The current quarter allowance reflected a decrease $0.3 million in the general valuation allowance due to a decrease in the total loan portfolio. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Balance at beginning of period	$36,380	$36,713	$34,714	$34,551	$33,450
Provision (reduction)	(751)	583	2,038	(1,553)	1,186
Charge-offs	(50)	(925)	(46)	(107)	(94)
Recoveries	419	9	7	1,823	9

Balance at end of period	$35,998	$36,380	$36,713	$34,714	$34,551

          Since year-end 2004, our allowance for loan losses increased by $1.3 million, reflecting an increase in the general valuation allowances of $1.8 million and a decline in allocated allowances of $0.5 million.

          The following table summarizes the activity in our allowance for loan losses during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Balance at beginning of period	$34,714	$30,330
Provision	1,870	4,448
Charge-offs	(1,021)	(276)
Recoveries	435	49

Balance at end of period	$35,998	$34,551

Page 42	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(Dollars in Thousands)	2005	2005	2005	2004	2004	2005	2004

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$4	$879	$-	$78	$56	$883	$128
One-to-four units – subprime	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	-	1	8	2	7	9	20
Other consumer	46	45	38	27	31	129	128

Total gross loan charge-offs	50	925	46	107	94	1,021	276

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	410	-	-	-	-	410	-
One-to-four units – subprime	-	-	-	-	-	-	26
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	1,819	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	-	-	-	2	3	-	10
Other consumer	9	9	7	2	6	25	13

Total gross loan recoveries	419	9	7	1,823	9	435	49

Net loan charge-offs
(recoveries)
Loans secured by real estate:
Residential:
One-to-four units	(406)	879	-	78	56	473	128
One-to-four units – subprime	-	-	-	-	-	-	(26)
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	(1,819)	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	-	1	8	-	4	9	10
Other consumer	37	36	31	25	25	104	115

Total net loan charge-offs
(recoveries)	$(369)	$916	$39	$(1,716)	$85	$586	$227

Net loan charge-offs (recoveries)
as a percentage of average loans	(0.01)%	0.02%	-%	(0.05)%	-%	0.01%	-%

Page 43	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2005	2005	2005	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	$21,538	$20,577	$21,700	$20,452	$20,562
One-to-four units – subprime	6,190	6,877	6,355	6,130	5,997
Five or more units	527	680	704	724	730
Commercial real estate	290	350	297	492	561
Construction	1,053	1,083	917	797	855
Land	552	855	781	352	321
Non-mortgage:
Commercial	445	446	446	451	461
Automobile	3	5	8	13	19
Other consumer	2,600	2,707	2,705	2,503	2,245
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$35,998	$36,380	$36,713	$34,714	$34,551

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2005	2005	2005	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	0.17%	0.16%	0.17%	0.18%	0.18%
One-to-four units – subprime	0.53	0.55	0.49	0.49	0.51
Five or more units	0.75	0.75	0.75	0.75	0.75
Commercial real estate	1.00	1.20	1.00	1.51	1.32
Construction	1.18	1.16	1.18	1.18	1.18
Land	1.33	1.31	1.31	1.38	1.25
Non-mortgage:
Commercial	10.54	9.92	9.36	9.03	7.70
Automobile	1.47	1.56	1.48	1.52	1.46
Other consumer	0.85	0.83	0.86	0.88	0.95

Total for loans held for investment	0.25%	0.25%	0.26%	0.26%	0.26%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2005	2005	2005	2004	2004

Loans secured by real estate:
Residential:
One-to-four units	88.31%	86.97%	86.95%	86.69%	87.60%
One-to-four units – subprime	8.00	8.79	9.01	9.45	8.78
Five or more units	0.48	0.63	0.66	0.73	0.73
Commercial real estate	0.20	0.20	0.21	0.25	0.32
Construction	0.61	0.65	0.54	0.51	0.55
Land	0.28	0.46	0.41	0.19	0.19
Non-mortgage:
Commercial	0.03	0.03	0.03	0.04	0.05
Automobile	-	-	-	0.01	0.01
Other consumer	2.09	2.27	2.19	2.13	1.77

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 44	Navigation Links

          At September 30, 2005, there were no loans for which we recognized impairment. This was down from $3 million at both December 31, 2004 and a year ago. There was no allowance for losses related to impaired loans at quarter end. There was less than a $1 million allowance for losses related to impaired loans at both December 31, 2004 and September 30, 2004. During the current quarter, there was no interest recognized from impaired loans. The year-to-date total interest recognized on the impaired loan portfolio was less than $1 million.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Balance at beginning of period	$-	$-	$193	$41	$699
Provision (reduction)	-	-	(193)	152	(658)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$-	$-	$-	$193	$41

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Balance at beginning of period	$193	$709
Reduction	(193)	(668)
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$-	$41

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2005	2005	2005	2004	2004

Balance at beginning of period	$1,436	$1,436	$1,436	$1,436	$1,436
Reduction	(1,333)	-	-	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$103	$1,436	$1,436	$1,436	$1,436

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2005	2004

Balance at beginning of period	$1,436	$1,436
Reduction	(1,333)	-
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$103	$1,436

Page 45	Navigation Links

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

          Our primary sources of funds generated in the third quarter of 2005 were from:

  principal repayments of $1.5 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $710 million in deposits; and
  a net decline of $419 million in our loans held for sale.

          We used these funds to:

  originate and purchase $1.8 billion of loans held for investment, excluding refinances of our existing loans; and
  repay $834 million in FHLB advances and other borrowings.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At September 30, 2005, our FHLB borrowings totaled $3.2 billion, representing 19.1% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $5.1 billion. To the extent deposit growth over the remainder of 2005 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of September 30, 2005, we had commitments to borrowers for short-term rate locks, before the reduction of expected fallout, of $1.3 billion, undisbursed loan funds and unused lines of credit of $440 million and operating leases of $17 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. At September 30, 2005, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $39 million.

          Stockholders’ equity totaled $1.2 billion at September 30, 2005, up from $1.0 billion at December 31, 2004 and $966 million a year ago.

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

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first nine months of 2005, we recorded a $0.4 million repurchase loss related to defects in the origination process. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved less than $1 million at September 30, 2005, $7 million at December 31, 2004 and less than $1 million at September 30, 2004 to cover the estimated loss exposure related to early payoffs. See Note 3 of Notes to the Consolidated Financial Statements on page 8.

          At September 30, 2005, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$6,997,353	$1,000,355	$229,067	$-	$8,226,775
FHLB advances	2,582,808	121,000	430,000	29,000	3,162,808
Senior notes	-	-	-	198,045	198,045
Secondary marketing activities:
Non-qualifying hedge transactions:
Expected rate lock commitments	513,459	-	-	-	513,459
Associated forward sale contracts	402,363	-	-	-	402,363
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	495,035	-	-	-	495,035
Associated forward sale contracts	489,137	-	-	-	489,137
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	-	430,000	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	-	430,000	-	430,000
Commitments to originate adjustable loans held
for investment	639,249	-	-	-	639,249
Undisbursed loan funds and unused lines of credit	50,642	10,350	-	379,265	440,257
Operating leases	5,079	6,793	3,422	1,235	16,529

Total obligations and commitments	$12,175,125	$1,138,498	$1,522,489	$607,545	$15,443,657

Page 47	Navigation Links

Regulatory Capital Compliance

          At September 30, 2005, our core and tangible capital ratios were both 7.66% and our risk-based capital ratio was 14.82%. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as September 30, 2005.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,333,885			$1,333,885		$1,333,885
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(69,608)			(69,608)		(69,608)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(1,912)			(1,912)		(1,912)
Additions:
Unrealized losses on investment securities
available for sale	2,995			2,995		2,995
Allowance for loan losses,
net of specific allowances (a)	-			-		35,563

Regulatory capital	1,262,210	7.66%		1,262,210	7.66%	1,297,773	14.82%
Well capitalized requirement	247,320	1.50	(b)	824,401	5.00	875,473	10.00	(c)

Excess	$1,014,890	6.16%		$437,809	2.66%	$422,300	4.82%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 14.42%.
Page 48	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 37.

ITEM 4. – CONTROLS AND PROCEDURES

          As of September 30, 2005, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

          On July 23, 2004, two former in-store banking employees brought an action in Los Angeles Superior Court, Case No. BC318964, entitled "Michelle Cox and Mary Ann Tierra et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages, inadequate meal and rest breaks, and other unlawful business practices and related claims. The plaintiffs also obtained class action status to represent all other current and former California employees who held the position of branch manager or assistant manager at in-store branches who (a) were treated as exempt and not paid overtime between July 23, 2000 and November 2002 and (b) allegedly received inadequate meal/rest periods since October 1, 2000. At a mediation in March 2005, the parties agreed to settle the lawsuit and in June 2005 the court preliminarily approved the settlement. In September 2005, the court granted final approval of the settlement and all amounts due under the court approved settlement have been fully reflected in the financial statements.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          None.

ITEM 5. – Other Information

          None.

ITEM 6. – Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Page 50	Navigation Links

AVAILABILITY OF REPORTS

          Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and codes of business conduct and ethics are available free of charge from our internet site, www.downeysavings.com by clicking on “Investor Relations” on our home page and proceeding to “Corporate Governance.” Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and available free of charge under “Reports” on our “Investor Relations” page.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: November 1, 2005	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Thomas E. Prince

Date: November 1, 2005	Thomas E. Prince
Chief Operating Officer and Chief Financial Officer

Page 51	Navigation Links

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
      Investment securities Available for Sale
    Operating Expense
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