Form 10-K
period 2005-12-31
DOWNEY FINANCIAL CORP
filed 2006-03-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-K filing.

United States Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

Commission File Number 1-13578
DOWNEY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0633413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3501 Jamboree Road, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 854-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑  No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.   Yes ☐  No ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
Yes ☐  No ☑

          The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates on June 30, 2005, based upon the closing sale price on that date of $73.20, as quoted on the New York Stock Exchange, was $1,531,952,658.

          At February 28, 2006, 27,853,783 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

          Documents Incorporated by Reference:   Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 26, 2006 are incorporated by reference in Part III hereof.

Page	Navigation Links

Page i	Navigation Links

Page ii	Navigation Links

PART I

          Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For additional information concerning the factors that may cause such a difference, see Item 1A. Risk Factors on page 20. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

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

          Corporate governance guidelines, charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors and Code of Ethical Conduct for Directors and Financial Officers and Summary of the Employee Code of Ethical Conduct are available free of charge from our internet site, www.downeysavings.com by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and are available free of charge under "Reports - Corporate Filings" on our "Investor Relations" page.

          The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2005, the Bank conducts its business primarily through 173 retail deposit branches, including 93 full-service, in-store branches.

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

Page 1	Navigation Links

interest-bearing liabilities, which represent our cost of funds. Similarly, market interest rates and other factors that affect the supply of and demand for housing and the availability of funds affect our loan volume, our yields on loans and mortgage-backed securities, as well as, the valuation of our mortgage servicing rights ("MSRs") associated with the loans we service for others.

          Our primary business is banking and we are also involved in real estate investments, each of which we discuss further below.

BANKING ACTIVITIES

          Banking is our primary business. Our banking activities focus on:

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
  fees we earn on loans and deposits;
  gains on sales of loans, investment securities and mortgage-backed securities; and
  income we earn on loans that we service for investors.

          Our principal expenses in connection with our banking business are:

  interest we incur on our interest-bearing liabilities, including deposits and borrowings; and
  general and administrative costs.

          Our primary sources of funds from our banking business are:

  deposits;
  principal and interest payments on our loans, investment securities and mortgage-backed securities;
  proceeds from sales of loans, investment securities and mortgage-backed securities; and
  borrowings.

Scheduled payments we receive on our loans and mortgage-backed securities and certain fees from loans and deposits are a relatively stable source of funds. However, the funds we receive from the prepayment of loans and mortgage-backed securities vary widely. Below is a detailed discussion of our banking activities.

Lending Activities

          Our lending activities emphasize originating first mortgage loans secured by residential properties. To a lesser extent, we originate real estate loans secured by multi-family and commercial properties, including land and other properties with income producing capabilities, and consumer loans, which are primarily home equity loans and home equity lines of credit. In addition, we provide construction loan financing for single family and multi-family residential properties and commercial retail neighborhood shopping center projects.

Page 2	Navigation Links

          We continue to focus on origination of adjustable rate single family mortgage loans for our portfolio, including subprime loans which carry higher interest rates than higher credit grade prime loans. In addition, we will originate for portfolio other loans including:

  multi-family loans;
  commercial real estate loans;
  construction and land loans to developers;
  loans to individuals for the construction and permanent financing of single family homes;
  residential lot loans; and
  consumer loans.

We will also continue our secondary marketing activities of originating and selling single family mortgage loans to various investors.

          For more information, see Secondary Marketing and Loan Servicing Activities on page 5. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Loans and Mortgage-Backed Securities on page 40.

Loan and Mortgage-Backed Securities Portfolio

          We carry loans held for investment at cost. Net loans are adjusted for unamortized premiums and unearned discounts, which are amortized into interest income using the interest method. Investments in mortgage-backed securities represent participating interests in pools of first mortgage loans originated and are typically serviced by the issuers of the securities. We carry mortgage-backed securities held to maturity at unpaid principal balances, which are adjusted for unamortized premiums and unearned discounts. We amortize premiums and discounts on mortgage-backed securities using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

          We identify loans that may be sold before their maturity. In our balance sheets, we classify these as loans held for sale and record them at the lower of cost or fair value on an aggregate basis. The cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of commitment to the date of funding. We recognize net unrealized losses on these loans, if any, in a valuation allowance by making charges to our income.

          We carry mortgage-backed securities available for sale at fair value. In stockholders’ equity on our balance sheet, we report net unrealized gains or losses on these securities, net of income taxes, as accumulated other comprehensive income until realized, unless we deem the security other than temporarily impaired. If we determine the security is other than temporarily impaired, we charge the amount of the impairment to operations.

Residential Real Estate Lending

          Our primary lending activity is originating mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. Residential loans are originated or purchased:

  by loan officers located in our branches and in a centralized call center;
  by loan officers who solicit loans from realtors and other business sources, including the internet;
  by wholesale loan representatives who obtain loans submitted by mortgage brokers; and
  by purchases of loans from correspondent banking institutions and mortgage bankers.

We provide these loans for borrowers to purchase residences or to refinance their existing mortgages, and they typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgages for our own loan portfolio. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we sell the majority of these loans in the secondary market. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans are funded with long-term funds to mitigate interest rate risk. In addition, we originate a small volume of fixed rate loans for our own investment, which may not be funded with long-term funds,

Page 3	Navigation Links

if they meet specific yield and other approved guidelines, or to facilitate our sale of real estate acquired in settlement of loans. The average term of the fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity as a result of home sales, refinancings and prepayments. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

          Our adjustable rate mortgages generally:

  either begin with an incentive interest rate ("start rate"), which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months, or have a fixed interest rate for a period of three to five years then adjust semi-annually or annually thereafter;
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

          Most of our adjustable rate mortgages are option ARM products with an interest rate that adjusts monthly and a required minimum monthly loan payment that adjusts annually. The start rate is lower than the fully-indexed rate and is the effective interest rate for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The initial start rate, however, is used to calculate the required minimum monthly loan payment for the first twelve months. The borrower is required to make the minimum monthly payment, but retains the option to make a larger payment to reduce loan principal and avoid negative amortization, or the addition to loan principal of accrued interest that exceeds the required monthly loan payment. If the borrower chooses to make the minimum required monthly loan payment and the interest accrual, based on the fully-indexed rate, results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. These payment options are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement.

          More particularly, these loans currently:

  limit negative amortization to 110% of the original loan amount;
  have a lifetime interest rate cap, but no periodic cap on interest rate adjustments; and
  include a payment cap that limits the change in required minimum monthly loan payments to 7.5% per year, unless the loan is recast (i.e., a new monthly loan payment is calculated using the fully-indexed interest rate and provides for amortization of the loan balance over the remaining term of the loan). A loan is recast at the earlier of every five years or when the loan balance reaches the maximum level of negative amortization permitted.

          The maximum home loan we make, except for a limited amount related to Community Reinvestment Act activities, is equal to 95% of a property’s appraised value; however, any loan in excess of 80% of appraised value generally requires private mortgage insurance. Typically, this insures the loan down to a 75% loan-to-value ratio, consistent with secondary marketing requirements. A loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. If a loan incurs significant negative amortization, the loan-to-value ratio could rise, which increases credit risk, and the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation in the event of a loan default.

          With the negative amortization and loan-to-value limitations currently in place, the loan-to-value ratio over the life of an option ARM could never exceed 88% of the original appraised value, assuming the loan reached 110% of the original loan balance and had an 80% loan-to-value ratio at origination (the maximum permitted without the borrower obtaining private mortgage insurance).

          Our loan portfolio held for investment does contain loans previously originated with a limit on negative amortization of 125% of the original loan amount. At December 31, 2005, loans with the higher 125% limit on negative amortization represented 5% of our adjustable rate one-to-four unit residential loan portfolio, while those with the 110% limit represent 86%. We permit adjustable rate mortgages to be assumed by qualified borrowers. For more information, see Loans and Mortgage-Backed Securities on page 40.

Page 4	Navigation Links

          We do not qualify an applicant for option ARM products based on the start rate of the loan. Currently, we qualify applicants for adjustable rate mortgages using a fully-amortizing payment calculated from the higher of the fully-indexed rate or:

  for prime borrowers:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  for subprime borrowers (Alt. A and A- only):
    7.00% for owner occupied; or
    7.25% for non-owner occupied.

          During 2005, approximately 91% of our one-to-four unit residential real estate loans were originated or purchased through outside mortgage brokers with the remaining amount originated by our residential loan officers. Mortgage brokers do not operate from our offices and are not our employees.

          We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $2 million. Our average loan size, however, is much lower. In 2005, our average loan size was $342,000.

          In the approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant’s ability to repay the loan. Qualified staff appraisers or approved outside appraisers establish the value of the collateral through appraisals or alternative valuation formats that meet regulatory requirements. Appraisal reports prepared by outside appraisers are selectively reviewed by our staff appraisers or by approved fee appraisers. We obtain information about the applicant’s income, financial condition, employment and credit history. Depending on the loan product type, borrower credit history, and other underwriting criteria and judgment, we may not deem it necessary to verify stated borrower income and/or financial condition. We also require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence and, as required, flood insurance.

          We offer one-to-four unit residential loans to borrowers who have or, in the case of purchases, will have equity in their homes but whose credit rating contains exceptions which preclude them from qualifying for lower or better market interest rates and terms. We refer to these lower rated credits, primarily "Alt. A," and "A-" loans, as subprime loans. Our subprime loans are characterized by lower loan-to-value ratios and higher average interest rates than higher credit grade prime loans or "A" loans. We believe these lower credit rated borrowers represent an opportunity for us to earn a higher net return for the risks we assume. For further information, see Regulatory Capital Requirements on page 12.

Secondary Marketing and Loan Servicing Activities

          As part of our secondary marketing activities, we originate residential real estate adjustable rate mortgages and fixed rate mortgages that we intend to sell. We classify these loans as held for sale and carry them at the lower of cost or fair value. The cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of commitment to the date of funding. These loans are primarily secured by first liens on one-to-four unit residential properties and generally have maturities of 40 years or less.

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

Page 5	Navigation Links

In addition, increased levels of servicing activity and the opportunity to offer our other financial services in servicing loans for others can provide us with additional income with minimal additional overhead costs.

          Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights ("MSRs") that we acquire whether through purchase or mortgage loans we originate and sell with servicing rights retained. We disclose MSRs associated with the origination and sale of loans in our financial statements as a component of the gain on sale of loans. We recognize impairment losses on the MSRs through a valuation allowance and record any associated provision as a component of loan servicing income (loss), net category. For further information, see Note 1 on page 79 and Note 11 on page 94 of Notes to the Consolidated Financial Statements.

          Generally, we use hedging programs to manage the interest rate risk of our secondary marketing activities. For further information, see Asset/Liability Management and Market Risk on page 51.

          We may exchange loans we originate for sale with government-sponsored agencies for mortgage-backed securities collateralized by these loans. Our cost for the exchange, a monthly guaranty fee, is expressed as a percentage of the unpaid principal balance and is deducted from interest income. We carry these mortgage-backed securities available for sale at fair value. However, we record no gain or loss on the exchange until the securities are sold to a third party, usually that same day. Before we sell these securities to third parties, we show all changes in fair value as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes.

Multi-Family and Commercial Real Estate Lending

          We provide permanent loans secured by multi-family and retail neighborhood shopping center properties. Our major loan officers conduct our multi-family and commercial real estate lending activities.

          Multi-family and commercial real estate loans generally entail additional risks as compared to single family residential mortgage lending. We subject each loan, including loans to facilitate the sale of real estate we own, to our underwriting standards, which generally include:

  our evaluation of the borrower’s creditworthiness and reputation; and
  an evaluation of the amount of the borrower’s equity in the project as determined on the basis of appraisal, sales and leasing information on the property, and cash flow projections.

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

Construction Lending

          We provide construction loan financing for single family and multi-family residential properties and commercial real estate projects. Our major loan officers principally originate these loans. We generally make construction loans at floating interest rates based upon the prime or reference rate of a major commercial bank. Generally, we require a loan-to-value ratio of 75% or less on construction lending, and we subject each loan to our underwriting standards.

          Construction loans involve risks different from completed project lending because we advance loan funds based upon the security of the completed project under construction. If the borrower defaults on the loan, then we may have to advance additional funds to finance the project’s completion before the project can be sold.

Page 6	Navigation Links

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

Consumer Lending

          The Bank originates home equity loans, home equity lines of credit and other consumer loan products. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. All loans secured by a property are taken into account when underwriting a home equity loan or line of credit. The maximum amount Downey will lend is 80% of all combined loans to the property’s appraised value. The loan-to-value ratio is calculated using the full credit line and, with respect to first mortgages subject to negative amortization, the maximum permissible loan balance. The risk involved with home equity loans and home equity lines of credit is similar to the risk involved with residential real estate loans. We offer customers a credit card through a third party, who extends the credit and services the loans made to our customers.

Investment Activities

          As a federally chartered savings association, the Bank’s ability to invest in securities is prescribed under the OTS regulations and the Home Owners’ Loan Act. The Bank’s authorized officers make investment decisions within guidelines established by the Bank’s Board of Directors. The Bank manages these investments in an effort to produce the highest yield, while at the same time maintaining safety of principal, minimizing interest rate and credit risk, and complying with applicable regulations.

          We carry securities held to maturity at amortized cost. We adjust these costs for amortization of premiums and accretion of discounts, which we recognize in interest income using the interest method. We carry securities available for sale at fair value. We exclude unrealized holding gains and losses, or valuation allowances established for net unrealized losses, from our earnings and report them as a separate component of our stockholders’ equity as accumulated other comprehensive income, net of income taxes, until realized unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations. For further information on the composition of our investment portfolio, see Investment Securities on page 45.

Deposit Activities

          We prefer to use deposits raised through our retail branch system as our principal source of funds for supporting our lending activities, because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. We traditionally have obtained our deposits primarily from areas surrounding the Bank’s branch offices. However, we may raise some retail deposits from institutions through Wall Street activities.

          General economic conditions affect deposit flows. Funds may flow from depository institutions such as savings associations into direct vehicles like government and corporate securities or other financial intermediaries. Our ability to attract and retain deposits is affected by market conditions, prevailing interest rates and available competing investment vehicles. Generally, federal regulation does not restrict interest rates we pay on deposits.

Page 7	Navigation Links

          For further information, see Deposits on page 48.

Borrowing Activities

          Besides deposits, we utilize other sources to fund our loan origination and other business activities. We have at times relied upon our borrowings from the FHLB of San Francisco or the issuance of corporate debt as additional sources of funds. The FHLB of San Francisco makes advances to us through several different credit programs it offers.

          From time to time, we sell securities and mortgage loans under agreements to repurchase to provide additional funding. Reverse repurchase agreements are generally short-term and are collateralized by our mortgage-backed and investment securities or our mortgage loans. We only deal with investment banking firms that are recognized as primary dealers in U.S. government securities or major commercial banks in connection with these reverse repurchase agreements. In addition, we limit the amounts of our borrowings from any single institution.

          For further information, see Borrowings on page 49.

Earnings Spread

          Net interest income is our primary source of earnings. We determine our net interest income or the interest rate spread by calculating the difference between:

  the yield we earn on our interest-earning assets like loans, mortgage-backed securities and investment securities; and
  the cost we pay on our interest-bearing liabilities like deposits and borrowings.

Our net interest income is also affected by the relative dollar amounts of our interest-earning assets and interest-bearing liabilities.

          Our effective interest rate spread, which reflects the relative level of our interest-earning assets to our interest-bearing liabilities, equals:

  the difference between interest income on our interest-earning assets and interest expense on our interest-bearing liabilities, divided by our average interest-earning assets for the period.

          For information regarding our net income and the components thereof and for management’s analysis of our financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 29. For information regarding the return on our assets and other selected financial data, see Selected Financial Data on page 27.

Asset/Liability Management

          Savings institutions are affected by interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice on a different basis than their interest-earning assets, which consist of adjustable rate and intermediate or long-term real estate loans and investment securities. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net interest income during periods of rising interest rates. Our principal objective is to actively monitor and manage the adverse effects of fluctuations in interest rates on our net interest income. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination for investment of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on our assets to increase during periods of rising interest rates, although these loans have contractual limitations on the frequency and extent of interest rate adjustments.

          For further information, see Lending Activities on page 2 and Asset/Liability Management and Market Risk on page 51.

Page 8	Navigation Links

Insurance Agency Activities

          Downey Affiliated Insurance Agency, a wholly owned subsidiary, offered, prior to 1996, annuity products and forced-placed casualty insurance policies on mortgage loans. The current operations and assets of Downey Affiliated Insurance Agency are not material to our consolidated financial condition or operations.

REAL ESTATE INVESTMENT ACTIVITIES

          We also engage in real estate investment activities through DSL Service Company, a wholly owned subsidiary of the Bank. DSL Service Company is a diversified real estate development company established in 1966 as a neighborhood shopping center and residential tract developer. Today its capabilities include development, construction and property management activities relating to its portfolio of projects in California and Arizona. In addition, DSL Service Company invests in joint ventures with other qualified developers. Its primary revenue sources include net rental income and gains from the sale of real estate investments. Its primary expenses are interest expense and general and administrative expense.

          Federal law prohibits the Bank from directly investing in real estate development and joint venture operations and requires the Bank to deduct the full amount of its investment in DSL Service Company in calculating its applicable ratios under the core, tangible and risk-based capital standards. Savings associations generally may invest in service corporation subsidiaries, like DSL Service Company, to the extent of 2% of the association’s assets, plus up to an additional 1% of assets for investments which serve primarily community, inner-city or community development purposes. These capital deductions and limitations apply only to saving associations and their subsidiaries.

          For further information, see Investments in Real Estate and Joint Ventures on page 46.

COMPETITION

          We face competition both in attracting deposits and in making loans. Savings institutions and commercial banks located in our principal market areas, including many large financial institutions based in other parts of the country or their subsidiaries, provide the most direct competition. In addition, we face additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. Our ability to attract and retain savings deposits depends, generally, on our ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities and the appropriate level of customer service.

          We experience competition for real estate loans principally from other savings institutions, commercial banks, mortgage banking companies and insurance companies. We compete for loans principally through our interest rates and loan fees we charge and our efficiency and quality of services we provide borrowers and real estate brokers.

EMPLOYEES

          At December 31, 2005, we had 2,004 full-time employees and 629 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

REGULATION

General

          Federal and state laws extensively regulate savings and loan holding companies and savings associations. This regulation is intended primarily to protect our depositors and the SAIF and is not for the benefit of our stockholders. Below we describe some of the regulations applicable to us and the Bank. We do not claim this discussion is complete and qualify our discussion by reference to applicable statutory or regulatory provisions.

Page 9	Navigation Links

Regulation of Downey

General

          We are a savings and loan holding company and are subject to regulatory oversight by the OTS. We are required to register and file reports with the OTS and are regulated and examined by the OTS. The OTS has enforcement authority over us, which also permits the OTS to restrict or prohibit our activities that it determines to be a serious risk to the Bank.

Activities Restrictions

          As a savings and loan holding company with only one savings and loan association subsidiary, we generally are not limited by OTS activity restrictions, provided the Bank satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association in the Internal Revenue Code. If we acquire control of another savings association as a separate subsidiary of Downey, we would become a multiple savings and loan holding company. As a multiple savings and loan holding company, our activities, other than the activities of the Bank or any other SAIF-insured savings association, would become subject to restrictions applicable to bank holding companies unless these other savings associations were acquired in a supervisory acquisition and each also satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association. For more information, see Qualified Thrift Lender Test on page 11.

Restrictions on Acquisitions

          We must obtain approval from the appropriate bank regulatory agencies before acquiring control of any additional insured depository institution. The OTS generally prohibits these types of acquisitions if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, the OTS permits interstate acquisitions and mergers of depository institutions if the transaction is authorized by specific state authorization or is a supervisory acquisition of a failing savings association.

          Federal law generally provides that no person or company, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of a federally insured savings association unless the person gives at least 60 days written notice to the OTS. The OTS then has the opportunity to disapprove the proposed acquisition on financial, reputation or other grounds.

The Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

  required executive certification of financial presentations;
  increased requirements for board audit committees and their members;
  enhanced disclosure of controls and procedures and internal control over financial reporting;
  enhanced controls on, and reporting of, insider trading; and
  increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

This legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs.

Regulation of the Bank

General

          The OTS extensively regulates the Bank because the Bank is federally chartered, and the FDIC has certain authority to regulate the Bank as a SAIF-insured savings association. The Bank must ensure that its lending activities and its other investments comply with various statutory and regulatory requirements. The Bank is also regulated by the Federal Reserve with respect to reserve requirements for transaction accounts and non-personal time deposits.

          Any changes in federal or state banking laws or the regulations of the banking agencies could have a material adverse impact on us, the Bank and our operations. For example, in early January 2006, the federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of commercial real estate (CRE) construction and development loans. The implementation of these guidelines in final form could result in increased reserves and capital costs for banks and thrifts with "CRE concentration." The Bank’s CRE portfolio as of December 31, 2005 would not meet the definition of CRE concentration as set forth in

Page 10	Navigation Links

the proposed guidelines. In addition, there is proposed guidance on nontraditional mortgage products issued for comment. For further information on this proposal, see Proposed Guidance on Nontraditional Mortgage Products on page 17.

          Regulation and supervision by the banking agencies establishes a comprehensive framework of activities in which an institution may engage. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and adequate loan loss reserves for regulatory purposes.

          The OTS regularly examines the Bank and prepares reports for the Bank’s Board of Directors to consider with respect to any deficiencies the OTS finds in the Bank’s operations. The Bank is subject to potential enforcement actions by their federal regulators for unsafe or unsound practices in conducting its businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Federal and certain state laws also regulate the relationship between the Bank and its depositors and borrowers, especially in matters regarding the ownership of accounts, the handling of checks and the disclosures provided by the Bank, as well as the financial privacy rights of the Bank’s customers.

          The Bank must file reports with the OTS concerning its activities and financial condition. In addition, the Bank must file notices or obtain regulatory approvals before entering into some transactions. A savings association seeking to establish a new subsidiary, acquire control of an existing company, or conduct a new activity through a subsidiary must provide 30 days prior notice to the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS may require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Federal Home Loan Bank System

          The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we are required to own a certain amount of capital stock in the FHLB. At December 31, 2005, we were in compliance with the stock requirements.

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

          The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2005, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

Insurance of Deposit Accounts

          The SAIF, as administered by the FDIC, insures the Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system during 2005, SAIF members paid within a range of 0% to 0.27% of insured domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment.

          The Bank also pays, in addition to its normal deposit insurance premium as a member of the SAIF, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2005, this assessment was equal to 0.0134% of insured deposits.

Page 11	Navigation Links

          The enactment in February 2006, of the Federal Deposit Insurance Reform Act of 2006 ("FDIRA") provides, among other things: for the merger of the Bank Insurance Fund and the SAIF into the Deposit Insurance Fund; future inflation adjustment increases in the standard maximum deposit insurance amount of $100,000; the increase of retirement account coverage to $250,000; changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends; and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC is to issue regulations implementing the provisions of FDIRA. At this time, it is uncertain what effect FDIRA and the forthcoming regulations will have on the Bank.

          The FDIC may terminate insurance of deposits upon a finding that an institution:

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
  leverage capital, or "core capital," equal to 3.0% of total adjusted assets for institutions such as the Bank; and
  risk-based capital equal to 8.0% of total risk-based assets.

          At December 31, 2005, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements. See Regulatory Capital Compliance on page 68.

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

          The risk-based capital guidelines are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory in 2008 only for banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more. Alternative capital requirements are under consideration by the U.S. federal banking agencies for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II.

Subprime Lending Guidelines

          As a result of a number of federally insured financial institutions extending their lending risk selection standards to attract lower credit quality borrowers due to their loans having higher interest rates and fees, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending in 2002. Subprime lending involves extending credit to individuals with less than perfect credit histories.

Page 12	Navigation Links

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

          Our subprime portfolio, pursuant to our definition, represented 81% of Tier 1 capital as of year-end 2005. We are required by the OTS to risk weight our subprime residential loans at a 75% risk weighting. This change increases the required regulatory capital associated with our subprime loans by one and one-half times that of prime residential loans.

Prompt Corrective Action

          The OTS’s prompt corrective action regulation requires the OTS to take mandatory actions and authorizes the OTS to take discretionary actions against a savings association that falls within any undercapitalized capital category specified in the regulation.

          The regulation establishes five categories of capital classification:

  "well capitalized;"
  "adequately capitalized;"
  "undercapitalized;"
  "significantly undercapitalized;" and
  "critically undercapitalized."

          The OTS regulation uses an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2005, the Bank’s capital ratios exceed these minimum percentage requirements for well capitalized institutions.

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

          Savings associations are additionally authorized by order of the Director of OTS, to make loans to one borrower in an amount not to exceed the lesser of $30 million or 30% of unimpaired capital and surplus to develop residential housing, provided:

  the purchase price of each single-family dwelling in the development does not exceed $500,000;
  the savings association is in compliance with its capital requirements; and
  the loans comply with applicable loan-to-value requirements.

Page 13	Navigation Links

          At December 31, 2005, the Bank’s loans-to-one-borrower limit was $211 million based upon the 15% of unimpaired capital and surplus measurement, or $351 million for loans secured by readily marketable collateral. The Bank’s largest lending relationship consisted of five loans to a non-related party totaling a commitment of $24 million, of which $9 million had been disbursed as of December 31, 2005.

Extensions of Credit to Insiders and Transactions with Affiliates

          The Federal Reserve Act and Federal Reserve Board Regulation O, which applies to the Bank, place limitations and conditions on loans or extensions of credit to:

  a bank’s or its holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);
  any company controlled by any such executive officer, director or shareholder; or
  any political or campaign committee controlled by such executive officer, director or principal shareholder or whose funds or services will benefit such person.

          Loans and leases extended to any of the above persons must comply with the loan-to-one-borrower limits, require prior full Board of Directors’ approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed a bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the Bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the Bank.

          The Bank also is subject to certain restrictions imposed by the Federal Reserve Act and Federal Reserve Board Regulation W as well as the Home Owners’ Loan Act, on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. Some entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies and investment companies whereby the bank or its affiliate serves as investment advisor. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See Prompt Corrective Action on page 13. Under the Home Owners’ Loan Act, no loan or other extension of credit may be made to an affiliate unless that affiliate is engaged only in activities permissible for a bank holding company, and no savings association may purchase or invest in securities issued by an affiliate other than with respect to shares of a subsidiary.

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

Page 14	Navigation Links

          Any other situation would require us to file an application with the OTS. The OTS may disapprove an application or notice if the proposed capital distribution would:

  make the savings association undercapitalized, significantly undercapitalized or critically undercapitalized;
  raise safety or soundness concerns; or
  violate a statute, regulation or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS approved application or notice.

          As of December 31, 2005, the Bank’s capital distributions have met the foregoing conditions and no prior applications to the OTS have been required.

USA PATRIOT Act of 2001

          The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions, foreign customers and private banking customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;
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

          The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for Downey and the Bank.

Consumer Protection Laws and Regulations

          Examination and enforcement by bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

          The Home Ownership and Equal Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers for certain lending practices. The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad

Page 15	Navigation Links

range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Predatory lending typically involves at least one, and perhaps all three, of the following elements:

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

          Federal Reserve Bank regulations aimed at curbing predatory lending significantly widen the pool of high-cost home-secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

          Privacy Policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  annual notices of their privacy policies to current customers; and
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

          These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

          In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that, among other things, generally provides that customers must "opt in" before information may be disclosed to certain nonaffiliated third parties.

          The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

          The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a "substitute check," which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as "demand drafts") and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

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

Page 16	Navigation Links

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

          The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment to rate the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." In its last examination for CRA compliance, as of December 2004, the Bank was rated "satisfactory."

          The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. In 2004, the Federal Reserve Board amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. This expanded reporting is being reviewed by federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank will raise material issues regarding the Bank’s compliance with the fair lending laws.

          The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

           Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the HOEPA, FACT, ECOA, TILA, FH Act, CRA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Proposed Guidance on Nontraditional Mortgage Products

          On December 20, 2005, the federal banking agencies issued for comment proposed guidance on residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including "interest-only" mortgage loans, and "payment option" adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the federal banking agencies in their joint press release stated their concern that these and other practices described in the guidance can present unique risks that institutions must appropriately manage. The proposed guidance states that management should (1) assess a borrower’s ability to repay the loan, including any balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. It is uncertain at this time whether guidance will be adopted in final form and, if adopted, whether and to what extent final guidance may differ from the proposal and what effect the final guidance may have on financial institutions originating such residential mortgage products including the Bank. For further information on our mortgage products, see Loans and Mortgage-Backed Securities on page 40.

Page 17	Navigation Links

Regulation of DSL Service Company

          DSL Service Company is licensed as a real estate broker under the California Real Estate Law and as a contractor with the Contractors State License Board. Thus, its activities, including development, construction and property management activities relating to its portfolio of projects, are governed by a variety of laws and regulations. Changes occur frequently in the laws and regulations or their interpretation by agencies and the courts. DSL Service Company must comply with various federal, state and local laws, ordinances, rules and regulations concerning zoning, building design, construction, hazardous waste and similar matters. Environmental laws and regulations also affect its operations, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species, population density and preservation of the natural terrain and coastlines. These and other requirements could become more restrictive in the future, resulting in additional time, expense and constraints in connection with DSL Service Company’s real estate activities.

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

          In general, this liability is imposed in a series of governmental proceedings initiated by the government’s identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the government’s identification of potentially responsible parties who may be liable for cleanup costs. None of DSL Service Company’s project sites are listed as a "Superfund site."

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

TAXATION

Federal

          Savings institutions are taxed like other corporations for federal income tax purposes, and are required to comply with income tax statutes and regulations similar to those applicable to commercial banks. The Bank’s bad debt deduction is determined under the specific charge-off method, which allows the Bank to take an income tax deduction for loans determined to be wholly or partially worthless.

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

          The Bank and its affiliates file a consolidated federal income tax return on a calendar year basis.

Page 18	Navigation Links

State

          The Bank uses California’s financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2005 and 2004.

          The Bank files a California franchise tax return on a combined reporting basis. Additional income and franchise tax returns are filed in various other states.

          The Internal Revenue Service has examined the Bank’s tax returns for all tax years through 2003, while state taxing authorities have reviewed tax returns through 2000. Management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

Page 19	Navigation Links

ITEM 1A. RISK FACTORS

          In addition to the other information contained in this annual report, the following risks may affect us. If any of these risks occur, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

          Changes in economic conditions could adversely affect our business.

          Our business is directly affected by factors such as economic, political and market conditions; broad trends in the industry and finance; legislative and regulatory changes; changes in government monetary and fiscal policies; and inflation, all of which are beyond our control. We are principally affected by economic conditions in the state of California where our business is concentrated. Deterioration in economic conditions could result in the following consequences, any of which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects:

  problem assets and foreclosures may increase;
  demand for our products and services may decline;
  low cost or non-interest bearing deposits may decrease;
  collateral for potential loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power; and
  the value of assets and collateral associated with our existing loans may decline.

          In view of the concentration of our operations and the collateral securing our loan portfolio in California, we may be particularly susceptible to the adverse effects from any of these consequences, which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

          A substantial portion of our income is derived from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Changes in interest rates also affect the value of our recorded MSRs on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and other income and, in turn, our profitability. At December 31, 2005, our balance sheet was asset sensitive and, as a result, our net interest margin will tend to expand in a rising interest rate environment and contract in a declining interest rate environment. For additional information, see Asset/Liability Management and Market Risk on page 51. In addition, loan origination volumes and loan repayment rates are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations and declining repayment rates, while falling interest rates are usually associated with higher loan originations and increasing repayment rates. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of increases in loan rates. Accordingly, changes in levels of market interest rates could adversely affect our net interest spread, other income, loan origination volume, business, financial condition, results of operations, cash flows and prospects.

          The types of loans in our portfolio have a higher degree of risk and a downturn in our real estate markets could adversely affect our business.

          A downturn in our real estate markets could adversely affect our business. As of December 31, 2005, approximately 98% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate, of which 90% were subject to negative amortization. A negative amortization loan is one in which accrued interest exceeding the required monthly loan payment is added to loan principal. If a loan incurs significant negative amortization, the loan-to-value ratio could rise, which increases the Bank’s credit risk exposure and its susceptibility to a downturn in our real estate market. For further information regarding loans subject to negative amortization and their contractual terms, see Residential Real Estate Lending on page 3.

Page 20	Navigation Links

          Real estate values and real estate markets are generally affected by changes in national, regional and local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. Most of our real estate collateral is located in California. If California real estate prices decline significantly, the value of real estate collateral securing our loans will be reduced and provide less security. Our ability to recover our investment on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values could also be affected by, among other things, earthquakes and natural disasters particular to California. Any such downturn could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We are exposed to credit risk with respect to underwriting guidelines related to income and asset verifications that could adversely affect our business.

           Our business could be hurt by a downturn in real estate markets from a concentration of loan products offered associated with particular underwriting guidelines related to income and asset verifications. At December 31, 2005, approximately 76% of our residential one-to-four unit loans held for investment were originated based on income as stated by the borrower and asset verification, while an additional 11% were underwritten with no verification of either borrower income or assets. To the extent the borrower overstated their income and/or assets, the ability of the borrower to repay their loan may be impaired, which could adversely affect the quality of our loan portfolio and financial condition, results of operations, cash flows and prospects. For further information regarding credit risk in our residential one-to-four unit investment loan portfolio, see Loans and Mortgage-Backed Securities on page 40.

          We are subject to extensive government regulation. These regulations may hamper our ability to increase our assets and earnings.

          Our operations and those of the Bank are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. We cannot assure you that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, financial condition, results of operations or cash flows and prospects.

          We are exposed to risk of environmental liabilities with respect to properties to which we take title.

          In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Becoming subject to significant environmental liabilities could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          If we cannot attract deposits or obtain borrowings, our growth may be inhibited.

          Our ability to increase our asset base depends in large part on our ability to attract additional deposits and obtain borrowings at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure you that these efforts will be successful. Although we are not aware of any trends, events or uncertainties, our ability to obtain borrowings could be diminished. Our inability to attract additional deposits or obtain borrowings at competitive rates could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Page 21	Navigation Links

          Our allowance for loan losses or loan sale indemnification reserve may not be adequate to cover actual losses.

          A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

          As all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse affect on our business, financial condition, results of operations, cash flows and prospects.

          We sell loans to outside investors that are subject to repurchase risk in the event of breaches of representations or warranties we make in connection with the sales. While we establish secondary marketing reserves in connection with such sales, we cannot assure that the amount reserved is sufficient to cover all potential losses that may result from such repurchases. Significant loan sale repurchases could have a material adverse affect on our business, financial condition, results of operations, cash flows and prospects.

          We are dependent on key personnel and the loss of one or more of those key personnel may adversely affect our business.

          Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry.

          The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. The loss of the services of any one of our key personnel could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

          We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, loan servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Page 22	Navigation Links

          We face strong competition from financial services companies and other companies that offer banking services which could adversely affect our business.

          We conduct most of our operations in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include a variety of financial institutions such as banks, savings and loan associations, mortgage banks, finance companies, brokerage firms, insurance companies, credit unions and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates offered on loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

          Negative public opinion could adversely affect our business.

          Negative public opinion, inherent in business, can adversely affect our earnings and capital. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including practices in our loan origination, loan servicing and retail banking operations; our management of conflicts of interest and ethical issues; and our protection of confidential customer information. Our ability to keep and attract customers can be affected by negative public opinion and expose us to litigation and regulatory action. If we are unable to attract and retain banking customers, we may be unable to maintain loan and deposit levels and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

          Our growth and expansion may strain our ability to manage our operations and our financial resources.

          Our financial performance and profitability depend on our ability to execute our corporate growth strategy. In addition to seeking deposit and loan growth in our existing markets, we intend to pursue expansion opportunities through strategically placed new branches and by acquiring branch locations that we find attractive. In addition, acquisitions of other financial institutions might be considered. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition, results of operations, cash flows and prospects. Accordingly, there can be no assurance that we will be able to execute our growth strategy.

          Our growth may place a strain on our administrative, operational and financial resources and increase demands on our systems and controls. We plan to pursue opportunities to expand our business primarily through internally generated growth. This business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. In addition, our existing operating and financial control systems and infrastructure may not be adequate to maintain and effectively monitor future growth.

          Our continued growth may also increase our need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel. The following risks, associated with our growth, could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects:

  our inability to continue to upgrade or maintain effective operating and financial control systems;
  our inability to recruit and hire necessary personnel or to integrate successfully new personnel into our operations; and
  our inability to respond promptly or adequately to the emergence of unexpected expansion difficulties.

Page 23	Navigation Links

          Changes in the ability of the Bank to pay dividends to the holding company may adversely affect Downey’s ability to pay dividends and service its debt.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

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

          At December 31, 2005, we had 169 branches throughout California and four in Arizona. We owned the building and land occupied by 62 of our branches; we owned one branch building on leased land and no branches under construction. We operate branches in 110 locations (including 93 in-store locations) with leases or licenses expiring at various dates through April 2015, with options to extend the terms.

          At December 31, 2005, the net book value of our owned branches, including the one on leased land, totaled $80 million, our leased branch offices totaled $2 million and our other properties totaled $6 million. The net book value of our furniture and fixtures was $13 million at December 31, 2005. We utilize a mainframe computer system and use various internally developed and third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $9 million at December 31, 2005.

          For additional information regarding our offices and equipment, see Note 1 on page 79 and Note 8 on page 93 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff is seeking class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its financial condition, results of operations or cash flows.

Page 24	Navigation Links

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to stockholders during the fourth quarter of 2005.

Page 25	Navigation Links

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

          Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange ("PCX") under the trading symbol "DSL." At February 28, 2006, we had approximately 766 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,853,783 outstanding shares of common stock.

          The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

	2005				2004

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$69.22	$80.51	$76.45	$64.86	$59.34	$56.18	$54.40	$55.27
Low	55.71	60.39	57.72	52.84	53.10	50.92	47.50	47.50
End of period	68.39	60.90	73.20	61.53	57.00	54.96	53.25	52.90

          During 2005 as well as 2004, we paid quarterly cash dividends of $0.10 per share, or $0.40 per share annually. Total cash dividends were $11.1 million in 2005 and $11.2 million in 2004. On February 24, 2006, we paid a $0.10 per share quarterly cash dividend, aggregating $2.8 million.

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

          During 1994, we adopted an equity compensation plan approved by shareholders as the 1994 Long Term Incentive Plan ("LTIP"), which terminated in 2004. Options granted and outstanding at termination of the LTIP remain exercisable until the specific termination date of the option. For further information, see Note 20 on page 100. The following table summarizes our outstanding options, their weighted average exercise price and number of options available for issuance at year-end 2005.

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available for
	upon Exercise of	Exercise Price of	Future Issuance under
Plan Category	Outstanding Options	Outstanding Options	Equity Compensation Plans

December 31, 2005:
Equity compensation plans approved
by security holders	52,914	$25.44	-
Equity compensation plans not approved
by security holders	-	-	-

Total equity compensation plans	52,914	$25.44	-

Page 26	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2005	2004	2003	2002	2001

Income statement data
Total interest income	$789,186	$567,710	$522,450	$633,038	$808,381
Total interest expense	426,476	249,823	233,837	318,012	503,183

Net interest income	362,710	317,887	288,613	315,026	305,198
Provision for (reduction of) loan losses	2,263	2,895	(3,718)	939	2,564

Net interest income after provision for
(reduction of) loan losses	360,447	314,992	292,331	314,087	302,634

Other income, net:
Loan and deposit related fees	110,159	60,539	53,076	47,220	50,486
Real estate and joint ventures held for investment, net	6,734	13,902	9,835	10,250	3,885
Secondary marketing activities:
Loan servicing income (loss), net	2,059	(19,225)	(27,060)	(39,629)	(11,373)
Net gains on sales of loans and mortgage-backed
securities	119,961	54,443	61,436	45,860	22,432
Net gains on sales of mortgage servicing rights	1,000	616	23	331	934
Net losses on trading securities	-	-	(10,449)	-	-
Net gains (losses) on sales of investment securities	28	(16,103)	8	219	329
Litigation award	1,767	-	2,851	-	-
Loss on extinguishment of debt	-	(4,111)	-	-	-
Other	1,887	1,324	1,222	2,803	2,215

Total other income, net	243,595	91,385	90,942	67,054	68,908

Operating expense:
General and administrative expense	233,647	229,766	207,999	186,644	162,496
Net operation of real estate acquired in settlement of
loans	(96)	(256)	(929)	11	239
Amortization of excess cost over fair value of branch
acquisitions (a)	-	-	-	-	457

Total operating expense	233,551	229,510	207,070	186,655	163,192
Net income	$217,434	$107,662	$101,741	$112,293	$120,181

Per share data
Earnings per share—Basic	$7.80	$3.86	$3.64	$3.99	$4.26
Earnings per share—Diluted	7.80	3.85	3.64	3.99	4.25
Book value per share at end of period	43.38	36.18	32.83	29.47	26.01
Stock price at end of period	68.39	57.00	49.30	39.00	41.25
Cash dividends declared and paid	0.40	0.40	0.36	0.36	0.36

Selected financial ratios
Effective interest rate spread	2.24%	2.34%	2.61%	2.91%	2.91%
Efficiency ratio (b)	39.08	57.52	56.70	50.23	43.93
Return on average assets	1.31	0.77	0.89	1.00	1.11
Return on average equity	19.56	11.37	11.65	14.42	17.81
Dividend payout ratio	5.12	10.38	9.88	9.02	8.45

Loan activity
Loans originated	$14,982,492	$15,399,403	$10,548,675	$10,445,978	$8,128,285
Loans and mortgage-backed securities purchased	119,432	305,477	706,949	1,497,645	216,214
Loans and mortgage-backed securities sold	8,327,799	6,886,502	6,581,856	7,103,861	4,553,944

(a) During the fourth quarter of 2002, we adopted SFAS 147, which required us to cease the amortization of goodwill as of January 1, 2002.
(b) The amount of general and administrative expense expressed as a percentage of net interest income plus other income, excluding income associated with real estate held for investment, loss on extinguishment of debt and litigation award.

Page 27	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

(Dollars in Thousands, Except Per Share Data)	2005	2004	2003	2002	2001

Balance sheet summary (end of period)
Total assets	$17,094,349	$15,648,808	$11,645,980	$11,981,878	$11,108,757
Loans and mortgage-backed securities	15,820,609	14,542,778	10,396,510	10,976,942	10,132,413
Investments, cash and cash equivalents	816,709	616,511	803,514	590,092	551,823
Deposits	11,876,848	9,657,978	8,293,758	9,238,350	8,619,566
Borrowings	3,755,602	4,757,546	2,253,022	1,747,795	1,646,423
Stockholders’ equity	1,208,219	1,007,651	917,018	823,104	733,896
Loans serviced for others	5,292,253	6,672,984	9,313,948	8,316,236	5,805,811

Average balance sheet data
Assets	$16,641,119	$13,971,819	$11,458,956	$11,234,112	$10,854,441
Loans	15,461,684	12,791,590	10,445,684	10,336,951	10,033,155
Deposits	10,995,933	9,097,861	8,787,851	8,768,204	8,701,424
Stockholders’ equity	1,111,644	947,153	873,051	778,463	674,972

Capital ratios
Average stockholders’ equity to average assets	6.68%	6.78%	7.62%	6.93%	6.22%
Bank only—end of period: (a)
Tangible and core capital	7.64	7.09	7.96	6.92	7.10
Risk-based capital	14.93	13.71	15.55	14.08	14.53

Selected asset quality data (end of period)
Total non-performing assets	$35,221	$34,189	$48,631	$79,814	$92,632
Non-performing assets as a percentage of total assets	0.21%	0.22%	0.42%	0.67%	0.83%
Allowance for loan losses:
Amount	$35,915	$34,714	$30,330	$34,999	$36,120
As a percentage of non-performing loans	104.67%	109.74%	70.82%	51.89%	46.76%

(a) For more information regarding these ratios, see Regulatory Capital Compliance on page 68.

Page 28	Navigation Links

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation and factors, identified under Item 1A. Risk Factors on page 20. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

OVERVIEW

          Our net income for 2005 totaled a record $217.4 million or $7.80 per share on a diluted basis, more than double the $107.7 million or $3.85 per share reported for 2004.

          The increase in net income between years primarily reflected:

  A $65.5 million increase in net gains on sales of loans and mortgage-backed securities due to a higher volume and gain per each dollar of loan sold;
  A $49.6 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees;
  A $44.8 million or 14.1% increase in net interest income reflecting a higher level of interest-earning assets;
  A $21.3 million favorable change in loan servicing activities, as 2005 included a $1.2 million recapture of the valuation allowance for mortgage servicing rights ("MSRs"), compared to a $16.8 million addition in 2004;
  A $16.1 million favorable change associated with securities gains/losses, as 2004 included a loss associated with a partial economic hedge against value changes in mortgage servicing rights; and
  A $4.1 million favorable change in loss on extinguishment of debt, as 2004 included the recognition of deferred issuance costs associated with the early redemption of junior subordinated debentures.

Those favorable items were partially offset by:

  A $7.2 million decline in income from real estate held for investment due primarily to lower gains from sales;
  A $3.9 million increase in general and administrative expense; and
  An increase in the effective tax rate from 39.1% to 41.3%. Both years included reductions to federal income tax expense from the settlement of prior-year tax returns. However, the 2005 reduction of $3.2 million was below the $5.6 million recorded in 2004.

          For 2005, our return on average assets was 1.31% and our return on average equity was 19.56%. These compare to our 2004 returns of 0.77% on average assets and 11.37% on average equity.

          Our assets increased $1.4 billion or 9% during 2005 to a record $17.1 billion at year end, following a 34% increase during 2004. The increase was primarily in loans held for investment, as originations outpaced payoffs, partially offset by a decline in loans held for sale. At year end, $13.4 billion of one-to-four unit adjustable rate mortgages in loans held for investment were subject to negative amortization, of which $133 million or 0.99% represented the amount of negative amortization included in the loan balance. The amount of negative amortization increased $96 million from the year-end 2004 level. At origination, these loans had a weighted average loan-to-value ratio of 72%.  During the year, approximately 18% of our loan interest income represented negative amortization, up from 4% the previous year and 2% in 2003.

Page 29	Navigation Links

          Our loan originations, including purchases, declined from $15.7 billion in 2004 to $15.1 billion in 2005. As we slowed asset growth, a higher proportion of single family loan originations were allocated for sale in the secondary market. Loans originated for sale in 2005 totaled $7.7 billion, up $931 million or 14% from 2004. This increase was more than offset by a decline in originations for portfolio, which declined by $1.5 billion or 17%. Of the 2005 total originations, $7.1 billion represented originations of single family loans for portfolio, of which $481 million were subprime credits. At year-end 2005, the subprime portfolio totaled $1.1 billion, with an average loan-to-value ratio at origination of 70% and, of the total, 97% represented "Alt. A and A-" credits. In addition to single family loans, we originated $306 million of other loans during 2005.

          Deposits increased $2.2 billion or 23% during 2005 to a year-end level of $11.9 billion, following a 16% increase during 2004. Borrowings declined $1.0 billion or 21% during 2005 to a year-end level of $3.8 billion, following a 111% increase in 2004.

          Non-performing assets totaled $35 million at December 31, 2005, up slightly from $34 million a year ago. The increase was in our residential loan category. As a percentage of total assets, our non-performing assets dropped to 0.21% at year-end 2005 from 0.22% at year-end 2004.

          At December 31, 2005, the Bank exceeded all regulatory capital requirements, with capital-to-asset ratios of 7.64% for both tangible and core capital and 14.93% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Insurance of Deposit Accounts on page 11, Investments in Real Estate and Joint Ventures on page 46 and Regulatory Capital Compliance on page 68.

CRITICAL ACCOUNTING POLICIES

          We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements beginning on page 79. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, adjusted by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At December 31, 2005, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $285 million, with a change in fair value resulting in a loss of $0.1 million, compared to a notional amount of interest rate lock commitments of $368 million with a change in fair value resulting in a gain of $2.0 million at December 31, 2004. For further information, see Note 1 on page 79 and Note 23 on page 105 of Notes to the Consolidated Financial Statements.

Page 30	Navigation Links
  The allowance for losses on loans and real estate. The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses in the portfolios. We use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans. This allowance is determined by applying against asset balances the associated loss factors for each major asset type that consider past loss experience and asset duration or loss statistics against current classified asset balances. At December 31, 2005 and 2004, the allowance totaled $36 million. For further information, see Allowance for Losses on Loans and Real Estate on page 60 and Note 1 of Notes to the Consolidated Financial Statements on page 79.
  The valuation of MSRs. The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. We capitalize and measure MSR impairment on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans, which include fixed-rate mortgage loans by loan term and coupon rate (less than 7%, 150 basis point increments between 7% and 10%, and greater than 10%) and adjustable rate mortgages by loan term. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). At December 31, 2005, the MSR valuation allowance totaled $1 million, compared to the prior year-end allowance of $3 million. For further information, see Note 1 on page 79 and Note 11 on page 94 of Notes to the Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and of MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. At December 31, 2005, the reserves were less than a $1 million, compared to reserves of $7 million at December 31, 2004. For further information, see Secondary Marketing Activities on page 36, Note 1 on page 79 and Note 11 on page 94 of Notes to the Consolidated Financial Statements.

Page 31	Navigation Links

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

          Our net interest income totaled $362.7 million in 2005, up $44.8 million or 14.1% from 2004 and up $74.1 million or 25.7% from 2003. The improvement during 2005 reflected higher average interest-earning assets which increased by $2.7 billion or 19.6% to $16.2 billion. Our effective interest rate spread averaged 2.24% in 2005, down from 2.34% in 2004 and 2.61% in 2003. The decline in 2005 was due to our cost on deposits and borrowings rising more rapidly than our yield on interest-earning assets. The primary reason for the slower rise in our yield on interest-earning assets was a higher level of deferred loan origination costs being written-off and netted against interest income in the current year than the prior year related to loan repayments. However, those write-offs were, in part, offset by higher loan prepayment fees recognized in other income.

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

Page 32	Navigation Links

	2005			2004			2003

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$15,461,684	$759,877	4.91%	$12,791,590	$540,138	4.22%	$10,445,684	$504,480	4.83%
Mortgage-backed securities	291	12	4.12	322	12	3.73	1,714	61	3.56
Investment and trading securities (a)	762,131	29,297	3.84	770,190	27,560	3.58	608,256	17,909	2.94

Total interest-earning assets	16,224,106	789,186	4.86	13,562,102	567,710	4.19	11,055,654	522,450	4.73
Non-interest-earning assets	417,013			409,717			403,302

Total assets	$16,641,119			$13,971,819			$11,458,956

Transaction accounts:
Non-interest-bearing checking	$748,273	$-	-%	$503,432	$-	-%	$415,995	$-	-%
Interest-bearing checking (b)	530,112	1,886	0.36	537,295	2,007	0.37	446,582	1,164	0.26
Money market	160,550	1,679	1.05	146,806	1,539	1.05	131,134	1,485	1.13
Regular passbook	2,221,129	23,732	1.07	3,528,345	38,458	1.09	3,958,567	53,109	1.34

Total transaction accounts	3,660,064	27,297	0.75	4,715,878	42,004	0.89	4,952,278	55,758	1.13
Certificates of deposit	7,335,869	242,765	3.31	4,381,983	110,254	2.52	3,835,573	106,067	2.77

Total deposits	10,995,933	270,062	2.46	9,097,861	152,258	1.67	8,787,851	161,825	1.84
FHLB advances and other borrowings (c)	4,087,217	143,230	3.50	3,555,454	83,651	2.35	1,492,034	59,477	3.99
Senior notes and junior subordinated
debentures (d)	198,009	13,184	6.66	172,571	13,914	8.06	123,711	12,535	10.13

Total deposits and borrowings	15,281,159	426,476	2.79	12,825,886	249,823	1.95	10,403,596	233,837	2.25
Other liabilities	248,316			198,780			182,309
Stockholders’ equity	1,111,644			947,153			873,051

Total liabilities and stockholders’ equity	$16,641,119			$13,971,819			$11,458,956

Net interest income/interest rate spread		$362,710	2.07%		$317,887	2.24%		$288,613	2.48%
Excess of interest-earning assets over
deposits and borrowings	$942,947			$736,216			$652,058
Effective interest rate spread			2.24			2.34			2.61

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

Page 33	Navigation Links

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

	2005 Versus 2004				2004 Versus 2003
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$112,748	$88,515	$18,476	$219,739	$113,297	$(63,400)	$(14,239)	$35,658
Mortgage-backed securities	(1)	1	-	-	(50)	3	(2)	(49)
Investment and trading securities	(288)	2,046	(21)	1,737	4,768	3,856	1,027	9,651

Change in interest income	112,459	90,562	18,455	221,476	118,015	(59,541)	(13,214)	45,260

Interest expense:
Transaction accounts:
Interest-bearing checking	(27)	(95)	1	(121)	236	505	102	843
Money market	140	-	-	140	177	(110)	(13)	54
Regular passbook	(14,248)	(759)	281	(14,726)	(5,772)	(9,962)	1,083	(14,651)

Total transaction accounts	(14,135)	(854)	282	(14,707)	(5,359)	(9,567)	1,172	(13,754)
Certificates of deposit	74,322	34,758	23,431	132,511	15,110	(9,561)	(1,362)	4,187

Total interest-bearing deposits	60,187	33,904	23,713	117,804	9,751	(19,128)	(190)	(9,567)
FHLB advances and other
borrowings	12,246	40,872	6,461	59,579	82,137	(24,193)	(33,770)	24,174
Senior notes and junior
subordinated debentures	2,059	(2,431)	(358)	(730)	4,954	(2,563)	(1,012)	1,379

Change in interest expense	74,492	72,345	29,816	176,653	96,842	(45,884)	(34,972)	15,986

Change in net interest income	$37,967	$18,217	$(11,361)	$44,823	$21,173	$(13,657)	$21,758	$29,274

Provision for Loan Losses

          During 2005, provision for loan losses totaled $2.3 million, compared to $2.9 million in 2004 and a reversal of $3.7 million in 2003. The current and prior year provision for loan losses was due to growth in our loan portfolio.

          For further information, see Allowance for Losses on Loans and Real Estate on page 60.

Other Income

          Our total other income was $243.6 million in 2005, up from $91.4 million in 2004 and $90.9 million in 2003. The $152.2 million increase from 2004 primarily reflected:

  a $65.5 million increase in net gains from sales of loans and mortgage-backed securities due to a higher volume and gain per each dollar of loan sold;
  a $49.6 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees;
  a $21.3 million improvement in loan servicing activities due primarily to a favorable change in MSR valuations;

Page 34	Navigation Links
  a $16.1 million favorable change in investment securities gains/losses, as 2004 included a loss associated with a partial economic hedge against value changes in MSRs; and
  a $4.1 million favorable change in loss on extinguishment of debt, as 2004 included the recognition of deferred issuance costs associated with the early redemption of junior subordinated debentures.

Those favorable items were partially offset by a $7.2 million decline in income from real estate and joint ventures held for investment due primarily to lower gains from sales.

          Total other income increased $0.5 million during 2004 due primarily to a $7.8 million improvement in loan servicing activities, a $7.5 million increase in loan and deposit related fees and a $4.1 million increase in income from real estate and joint ventures held for investment due to higher gains from sales. Those favorable items were partially offset by a $7.0 million decline in net gains on sales of loans and mortgage-backed securities, a $5.7 million unfavorable change associated with securities gains/losses, a $4.1 million loss on extinguishment of debt and a $2.9 million decline in income from a litigation award recorded in 2003.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $110.2 million in 2005, up $49.6 million from 2004 and up $57.1 million from 2003. During 2005, our loan related fees increased $47.0 million due to higher loan prepayment fees and our deposit related fees increased $2.6 million or 9.1%, due primarily to higher fees from our checking accounts and automated teller machines.

          The following table presents a breakdown of loan and deposit related fees during the years indicated.

(In Thousands)	2005	2004	2003

Loan related fees:
Prepayment fees	$70,849	$23,608	$16,780
Other fees	8,339	8,542	10,479
Deposit related fees:
Automated teller machine fees	10,588	9,503	8,925
Other fees	20,383	18,886	16,892

Total loan and deposit related fees	$110,159	$60,539	$53,076

During the fourth quarter of 2005, we removed over 200 standalone automated teller machines located in certain grocery stores. These machines accounted for approximately $1.6 million or 15% of total fees from automated teller machines during 2005.

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $6.7 million in 2005, down $7.2 million from 2004 and down $3.1 million from 2003. The current year decline was primarily attributed to a $8.7 million drop in gains from sales to $3.0 million (declines of $5.2 million in gains from sales of wholly owned real estate and $3.5 million in gains related to joint venture projects reported within equity in net income from joint ventures). The current year also included a recapture of $1.3 million of valuation allowances on real estate and joint venture projects.

          The table below sets forth the key components comprising our income from real estate and joint venture operations during the years indicated.

(In Thousands)	2005	2004	2003

Rental operations, net of expenses	$1,342	$1,014	$1,213
Net gains on sales of wholly owned real estate	477	5,657	3,317
Equity in net income from joint ventures	3,582	7,231	5,833
(Provision for) reduction of losses on real estate and joint ventures	1,333	-	(528)

Total income from real estate and joint ventures held for investment, net	$6,734	$13,902	$9,835

Page 35	Navigation Links

          For additional information, see Investments in Real Estate and Joint Ventures on page 46, Allowance for Losses on Loans and Real Estate on page 60 and Note 6 of Notes to Consolidated Financial Statements on page 90.

Secondary Marketing Activities

          Loan servicing income from our portfolio of loans serviced for others totaled $2.1 million during 2005, which was an improvement of $21.3 million from 2004 and $29.1 from 2003. The primary reason for the favorable change was that the current year included a recapture of impairment for MSRs of $1.2 million, compared to provisions for impairment of $16.8 million in 2004 and $11.9 million in 2003, when long-term interest rates were declining, which reduced the fair value of our MSRs. During the fourth quarter of 2004, we sold approximately 80% of our MSRs, which resulted in the declines during 2005 in net cash servicing fees, payoff and curtailment interest cost and amortization of MSRs. In addition, those 2004 sales reduced our earnings volatility during 2005, since the amount of MSRs we owned during 2005 was significantly lower than recent prior years. At December 31, 2005, loans we serviced with capitalized MSRs totaled $2.4 billion, up from $2.1 billion at December 31, 2004, but down from $9.3 billion at December 31, 2003. In addition to the loans we serviced for others with capitalized MSRs, we serviced $2.9 billion of loans at December 31, 2005 on a sub-servicing basis for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month from the owner of the MSRs.

          The following table presents a breakdown of the components of our loan servicing income (loss) for the years indicated.

(In Thousands)	2005	2004	2003

Net cash servicing fees	$7,091	$20,945	$21,215
Payoff and curtailment interest cost (a)	(1,047)	(5,631)	(11,611)
Amortization of mortgage servicing rights	(5,156)	(17,789)	(24,774)
(Provision for) reduction of impairment of mortgage servicing rights	1,171	(16,750)	(11,890)

Total loan servicing income (loss), net	$2,059	$(19,225)	$(27,060)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          Sales of loans and mortgage-backed securities we originated increased in 2005 to a record $8.3 billion, up from $6.9 billion in 2004 and $6.6 billion in 2003. Net gains associated with these sales totaled $120.0 million in 2005, up from $54.4 million in 2004 and $61.4 million in 2003. Included in these gains was the SFAS 133 impact of valuing derivatives associated with the sale of loans, for which we recorded a gain of $3.6 million in 2005, compared to losses of $2.4 million in 2004 and $0.9 million in 2003. Excluding the SFAS 133 impact, a gain of $116.3 million or 1.40% of loans sold was realized in 2005, up from 0.82% in 2004 and 0.95% in 2003. Net gains included capitalized MSRs of $6.4 million in 2005, compared to $32.0 million in 2004 and $61.1 million in 2003. Capitalized MSRs were lower in 2005 as a higher proportion of loans were sold servicing released.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the years indicated.

(In Thousands)	2005	2004	2003

Mortgage servicing rights	$6,424	$31,991	$61,110
All other components excluding SFAS 133	109,925	24,817	1,264
SFAS 133	3,612	(2,365)	(938)

Total net gains on sales of loans and mortgage-backed securities	$119,961	$54,443	$61,436

Secondary marketing gain excluding SFAS 133 as a percentage of
associated sales	1.40%	0.82%	0.95%

          For additional information concerning MSRs, see Note 11 of Notes to Consolidated Financial Statements on page 94.

Page 36	Navigation Links

Securities Available for Sale

          We had gains from sales of investment securities of less than $1 million in 2005 and 2003, compared to a loss of $16.1 million in 2004 when we purchased and sold securities as a partial economic hedge against value changes in our MSRs. These securities were classified as available for sale. No securities were held as a partial economic hedge during or at year-end 2005.

Operating Expense

          Our operating expense totaled $233.6 million in 2005, up from $229.5 million in 2004 and $207.1 million in 2003. The current year increase was due to higher general and administrative expense, which increased by $3.9 million or 1.7%. That increase was primarily associated with a rise of $5.5 million or 3.7% in salaries and related costs, partially offset by a decline of $1.7 million in our premises and equipment costs. The 2004 increase over 2003 was primarily associated with a rise of $13.6 million or 10.1% in salaries and related costs and a $5.2 million increase in our other general and administrative expense category, which included an accrual for pending litigation.

          The following table presents a breakdown of key components comprising operating expense during the years indicated.

(In Thousands)	2005	2004	2003

Salaries and related costs	$153,749	$148,221	$134,610
Premises and equipment costs	32,271	33,980	32,261
Advertising expense	6,068	5,525	3,712
SAIF insurance premiums and regulatory assessments	3,795	3,151	3,205
Professional fees	1,208	1,828	2,383
Other general and administrative expense	36,556	37,061	31,828

Total general and administrative expense	233,647	229,766	207,999
Net operation of real estate acquired in settlement of loans	(96)	(256)	(929)

Total operating expense	$233,551	$229,510	$207,070

Provision for Income Taxes

          Our effective tax rate was 41.3% for 2005, compared to 39.1% for 2004 and 42.3% for 2003. The effective tax rates reflect reductions to federal tax expense of $3.2 million for 2005 and $5.6 million for 2004 from the settlement of prior year tax return issues. See Note 1 on page 79 and Note 19 on page 99 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For a description of these business segments and the accounting policies used, see Item 1. Business on page 1 and Note 1 on page 79 and Note 25 on page 111 of Notes to Consolidated Financial Statements.

          The following table presents by business segment our net income for the years indicated.

(In Thousands)	2005	2004	2003

Banking net income	$213,883	$99,478	$95,459
Real estate investment net income	3,551	8,184	6,282

Total net income	$217,434	$107,662	$101,741

Page 37	Navigation Links

Banking

          Net income from our banking operations totaled $213.9 million in 2005, up from $99.5 million in 2004 and $95.5 million in 2003. The increase in 2005 primarily reflected the following:

  A $65.5 million increase in net gains on sales of loans and mortgage-backed securities due to a higher volume and gain per each dollar of loan sold;
  A $49.6 million increase in loan and deposit related fees primarily reflecting higher loan prepayment fees;
  A $43.9 million or 13.8% increase in net interest income reflecting a higher level of interest-earning assets;
  A $21.3 million favorable change in loan servicing activities, as 2005 included a $1.2 million recapture of the valuation allowance for mortgage servicing rights, compared to a $16.8 million addition in 2004;
  A $16.1 million favorable change associated with securities gains/losses, as 2004 included a loss associated with a partial economic hedge against value changes in mortgage servicing rights; and
  A $4.1 million favorable change in loss on extinguishment of debt, as 2004 included the recognition of deferred issuance costs associated with the early redemption of junior subordinated debentures.

Those favorable items were partially offset by:

  A $2.7 million increase in operating expense; and
  An increase in the effective tax rate from 39.0% to 41.3%. Both years included reductions to federal income tax expense from the settlement of prior-year tax returns. However, the 2005 reduction of $3.2 million was below the $5.6 million recorded in 2004.

          During 2004, net income from our banking operations increased $4.0 million. Contributing to the increase was a lower effective tax rate addressed above. Pre-tax income declined $2.6 million in 2004 primarily due to a $22.1 million increase in operating expense, a $7.0 million decline in net gains on sales of loans, a $6.6 million unfavorable change in provision for loan losses, a $5.7 million unfavorable change in securities gains/losses, a $4.1 million loss on extinguishment of debt and a $2.9 million decline in income from a litigation award recorded in 2003. Those unfavorable items were partially offset by a $29.4 million increase in net interest income, a $8.1 million increase in loan and deposit related fees and a $7.8 million improvement in loan servicing activities.

          The table below sets forth banking operational results and selected financial data for the years indicated.

(In Thousands)	2005	2004	2003

Net interest income	$362,108	$318,178	$288,740
Provision for (reduction of) loan losses	2,263	2,895	(3,718)
Other income	235,647	76,144	79,084
Operating expense	230,946	228,280	206,142
Net intercompany income (expense)	(93)	(148)	169

Income before income taxes	364,453	162,999	165,569
Income taxes	150,570	63,521	70,110

Net income	$213,883	$99,478	$95,459

At period end
Assets:
Loans and mortgage-backed securities	$15,820,609	$14,542,778	$10,396,510
Other	1,265,220	1,097,534	1,237,858

Total assets	17,085,829	15,640,312	11,634,368

Equity	$1,208,219	$1,007,651	$917,018

Page 38	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $3.6 million in 2005, down from $8.2 million in 2004 and $6.3 million in 2003. The decline during 2005 was primarily due to a $8.7 million decrease from gains on sales.

          During 2004, net income from our real estate investment operations increased $1.9 million to $8.2 million primarily due to higher gains from sales of $4.0 million.

          The table below sets forth real estate investment operational results and selected financial data for the years indicated.

(In Thousands)	2005	2004	2003

Net interest income (expense)	$602	$(291)	$(127)
Other income	7,948	15,241	11,858
Operating expense	2,605	1,230	928
Net intercompany income (expense)	93	148	(169)

Income before income taxes	6,038	13,868	10,634
Income taxes	2,487	5,684	4,352

Net income	$3,551	$8,184	$6,282

At period end
Assets:
Investments in real estate and joint ventures	$49,344	$55,411	$35,716
Other	28,418	18,776	3,503

Total assets	77,762	74,187	39,219

Equity	$69,242	$65,691	$27,607

          For a further discussion regarding income from real estate investment, see Real Estate and Joint Ventures Held for Investment on page 35, and for information regarding related assets, see Investments in Real Estate and Joint Ventures on page 46.

Page 39	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $1.3 billion or 8.8% from year-end 2004 to a total of $15.8 billion or 92.5% of total assets at December 31, 2005. The increase occurred in loans held for investment, which were up $1.9 billion as portfolio originations exceeded repayments, partially offset by a $660 million decline in loans held for sale.

          Our loan originations, including loans purchased, totaled $15.1 billion in 2005, down from a record $15.7 billion in 2004 but up from $11.3 billion in 2003. Originations of one-to-four unit residential loans declined by $279 million to $14.8 billion. Of the total one-to-four unit residential loans originated, $7.1 billion or 48% were for portfolio, with the balance for sale in the secondary market. Our origination of subprime loans totaled $481 million in 2005, down from $828 million in 2004. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment was 38% during 2005, compared to 39% during 2004 and 51% during 2003. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 80% of originations during 2005 compared to 78% during 2004 and 83% during 2003. Loan originations other than one-to-four unit residential in 2005 declined $324 million to $306 million, primarily due to a lower level of consumer loan originations.

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

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $7.1 billion in 2005, down from $8.3 billion in 2004 and up from $4.6 billion in 2003. Of the 2005 total, virtually all were monthly adjustable loans tied to either the COFI or MTA index and generally provide for negative amortization. Loans tied to the COFI index represented 79% of monthly adjustable originations, while the remainder was tied to the MTA index. Similar proportions existed in 2004.

          The following table sets forth loans originated, including purchases, for investment and for sale during the years indicated.

(In Thousands)	2005	2004	2003	2002	2001

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$5,578,906	$5,995,317	$1,077,726	$2,264,065	$2,041,962
MTA	1,481,639	1,505,413	1,795,628	890,814	169,909
LIBOR	14,188	667,227	405,080	3,903	12,683
Adjustable – fixed for 3-5 years	5,827	124,008	1,353,320	1,288,389	978,713
Fixed	525	482	22,647	40,375	21,199

Total residential one-to-four units	7,081,085	8,292,447	4,654,401	4,487,546	3,224,466
Other	305,639	628,715	377,355	269,407	180,498

Total for investment portfolio	7,386,724	8,921,162	5,031,756	4,756,953	3,404,964
Sale portfolio(a)	7,715,200	6,783,718	6,223,868	6,172,572	4,823,938

Total for investment and sale portfolios	$15,101,924	$15,704,880	$11,255,624	$10,929,525	$8,228,902

(a)Primarily residential one-to-four unit loans.

Page 40	Navigation Links

          As set forth in the following table, $13.4 billion or 91% of our one-to-four unit adjustable rate loans held for investment were subject to negative amortization at December 31, 2005, of which $133 million or 0.99% represented the amount of negative amortization included in the loan balance. The amount of negative amortization increased $96 million during 2005, as borrowers took advantage of the flexibility of this product. At origination, these loans had a weighted average loan-to-value ratio of 72%. In addition, $631 million or 4% of our one-to-four unit residential loans represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

	December 31, 2005

			Negative			Weighted
			Amortization	Loan to	Current	Average
	Loan	% of	Included in	Value at	Loan to	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Value (a)	(Months)

Prime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	$1,216,113	10%	$2,801	71%	71%	16
Balance greater than original loan amount	7,921,973	63	122,582	73	74	15

Total with negative amortization	9,138,086	73	125,383	73	74	15
Not utilizing negative amortization	3,324,708	27	-	71	70	21

Total prime loans subject to negative amortization	12,462,794	100	125,383	72	73	16
Subprime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	124,172	13	236	71	71	21
Balance greater than original loan amount	629,389	66	7,447	71	72	17

Total with negative amortization	753,561	79	7,683	71	71	18
Not utilizing negative amortization	202,967	21	-	72	71	30

Total subprime loans subject to negative amortization	956,528	100	7,683	71	71	20
Total loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	1,340,285	10	3,037	71	71	16
Balance greater than original loan amount	8,551,362	64	130,029	73	74	15

Total with negative amortization	9,891,647	74	133,066	73	73	15
Not utilizing negative amortization	3,527,675	26	-	72	70	21

Total loans subject to negative amortization	$13,419,322	100%	$133,066	72%	72%	17
As a percentage of total residential one-to-four unit loans	91%

Total loans with interest only payments
Prime	$582,696	92%	$-	71%	70%	26
Subprime	48,013	8	-	68	68	18

Total loans with interest only payments	$630,709	100%	$-	71%	70%	25
As a percentage of total residential one-to-four unit loans	4%

(a) Based upon appraised value at time of origination.

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest only payments. At December 31, 2005, these other credit risks included:

  90% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties;
  76% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 11% were underwritten with no verification of either borrower income or assets; and
  the loans are relatively new and unseasoned, as 46% of our residential one-to-four unit loans were originated in 2005, with an additional 34% originated in 2004.

Page 41	Navigation Links

          We mitigate those risks during loan underwriting through the establishment of various minimum borrower credit requirements and maximum loan-to-value limitations. In addition, the average loan-to-value ratio of our residential one-to-four unit loans was 72% when the loan was originated. Over the past several years, residential property values have continued to increase thereby further reducing our exposure to credit risk. For further information, see Residential Real Estate Lending on page 3, Proposed Guidance on Nontraditional Mortgage Products on page 17 and Risk Factors on page 20.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$10,733,770	76%	$8,461,835	72%	$4,819,852	61%	$6,831,649	85%	$7,244,336	92%
MTA	2,846,273	20	2,224,130	19	2,503,336	32	1,090,646	13	612,867	8
LIBOR	410,010	3	908,596	8	403,450	5	25,296	-	37,254	-
Other, primarily CMT	155,498	1	119,475	1	185,437	2	136,230	2	4,248	-

Total adjustable loans (a)	$14,145,551	100%	$11,714,036	100%	$7,912,075	100%	$8,083,821	100%	$7,898,705	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          There were no originations or purchases of loans secured by multi-family properties in 2005, compared to $22 million in 2004 and $85 million in 2003. Also, there were no originations or purchases of commercial real estate loans in 2005, compared to $10 million in 2004 and $4 million in 2003.

          During 2005, we originated $97 million of construction loans, principally for residential tracts. This compares to $37 million in 2004 and $80 million in 2003. Our origination of land development loans totaled $46 million in 2005, compared to $28 million in 2004 and $20 million in 2003.

          Origination of consumer loans totaled $162 million in 2005, down from $531 million in 2004 and $186 million in 2003. The decline was primarily in home equity lines of credit.

          At December 31, 2005, our unfunded loan application pipeline totaled $1.8 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before expected fallout, of $763 million, of which $373 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $360 million and loans in process of $50 million. We believe our current sources of funds will enable us to meet these obligations.

Page 42	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the years indicated.

(In Thousands)	2005	2004	2003	2002	2001

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$6,533,610	$7,125,626	$2,958,976	$2,648,302	$1,800,777
Adjustable – subprime	478,596	805,138	301,938	466,086	423,777
Adjustable – fixed for 3-5 years	5,827	124,008	692,635	818,417	890,704
Adjustable – fixed for 3-5 years – subprime	-	-	11,683	47,794	-

Total adjustable residential one-to-four units	7,018,033	8,054,772	3,965,232	3,980,599	3,115,258
Fixed	525	284	20,447	40,245	16,443
Fixed – subprime	-	-	1,468	-	4,708
Residential five or more units:
Adjustable	-	20,801	46,774	2,806	-
Fixed	-	-	-	-	125

Total residential	7,018,558	8,075,857	4,033,921	4,023,650	3,136,534
Commercial real estate	-	10,039	3,847	1,157	133
Construction	97,437	36,817	80,201	124,168	101,716
Land	46,218	28,053	19,589	56,362	16,242
Non-mortgage:
Commercial	200	1,375	2,585	13,671	17,581
Automobile	-	-	118	855	4,825
Other consumer	161,784	530,577	185,608	70,388	32,953

Total loans originated	7,324,197	8,682,718	4,325,869	4,290,251	3,309,984
Real estate loans purchased:
One-to-four units	60,040	215,012	664,363	460,263	88,057
One-to-four units – subprime	2,487	22,379	2,891	6,439	-
Other (a)	-	1,053	38,633	-	6,923

Total real estate loans purchased	62,527	238,444	705,887	466,702	94,980

Total loans originated and purchased	7,386,724	8,921,162	5,031,756	4,756,953	3,404,964
Loan repayments	(5,716,880)	(4,570,630)	(5,212,106)	(3,911,209)	(3,715,163)
Other net changes (b)	267,842	(1,043,052)	(25,768)	(37,515)	2,029

Net increase (decrease) in loans held for investment, net	1,937,686	3,307,480	(206,118)	808,229	(308,170)

Sale Portfolio
Originated whole loans:
Residential one-to-four units	7,658,295	6,715,955	6,219,652	6,155,727	4,818,301
Non-mortgage loans	-	730	3,154	-	-
Loans purchased	56,905	67,033	1,062	16,845	5,637
Loans transferred from (to) the investment portfolio (b)	(31,582)	977,625	(7,274)	(2,928)	(7,454)
Originated whole loans sold	(7,298,576)	(5,090,301)	(939,373)	(919,211)	(737,773)
Loans exchanged for mortgage-backed securities	(1,029,223)	(1,796,201)	(5,642,483)	(5,104,433)	(3,816,171)
Capitalized basis adjustment (c)	3,625	(4,331)	(1,816)	12,414	(10,326)
Other net changes	(19,272)	(31,692)	(5,317)	(5,386)	(4,762)

Net increase (decrease) in loans held for sale	(659,828)	838,818	(372,395)	153,028	247,452

Mortgage-backed securities, net:
Received in exchange for loans	1,029,223	1,796,201	5,642,483	5,104,433	3,816,171
Sold	(1,029,223)	(1,796,201)	(5,642,483)	(6,184,650)	(3,816,171)
Purchased	-	-	-	1,014,098	115,597
Repayments	(24)	(24)	(1,882)	(51,956)	(6,523)
Other net changes	(3)	(6)	(37)	1,347	(296)

Net increase (decrease) in mortgage-backed
securities available for sale	(27)	(30)	(1,919)	(116,728)	108,778

Net increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(659,855)	838,788	(374,314)	36,300	356,230

Total net increase (decrease) in loans and
mortgage-backed securities, net	$1,277,831	$4,146,268	$(580,432)	$844,529	$48,060

(a) Primarily five or more unit residential loans except for $6.7 million of commercial real estate loans in 2001.
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
(c) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.

Page 43	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2005	2004	2003	2002	2001

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$12,968,647	$10,425,738	$6,945,106	$6,739,243	$6,365,149
Adjustable – subprime	1,046,261	1,231,911	940,655	1,297,280	1,424,656
Adjustable – fixed for 3-5 years	598,102	1,017,958	1,687,323	1,697,953	999,528
Adjustable – fixed for 3-5 years – subprime	10,253	19,415	42,952	81,421	66,760
Fixed	49,030	65,371	105,042	210,001	334,384
Fixed – subprime	2,397	3,126	4,432	7,412	15,303

Total residential one-to-four units	14,674,690	12,763,519	9,725,510	10,033,310	9,205,780
Residential five or more units:
Adjustable	68,390	95,163	91,024	6,964	6,055
Fixed	1,141	1,424	1,904	3,676	5,124
Commercial real estate:
Adjustable	25,547	28,384	36,142	40,373	40,900
Fixed	3,244	4,294	13,144	31,042	71,609
Construction	82,379	67,519	105,706	103,547	84,942
Land	23,630	25,569	16,855	53,538	22,028
Non-mortgage:
Commercial	3,981	4,997	4,975	15,021	22,017
Automobile	116	858	3,823	11,641	24,529
Other consumer	280,591	283,798	95,319	56,782	50,908

Total loans held for investment	15,163,709	13,275,525	10,094,402	10,355,894	9,533,892
Increase (decrease) for:
Undisbursed loan funds	(51,838)	(49,089)	(56,543)	(95,002)	(61,280)
Net deferred costs and premiums	285,729	232,277	108,990	96,744	77,916
Allowance for losses	(35,915)	(34,714)	(30,330)	(34,999)	(36,120)

Total loans held for investment, net	15,361,685	13,423,999	10,116,519	10,322,637	9,514,408

Sale Portfolio, Net
Loans held for sale:
Residential one-to-four units	459,081	1,122,534	276,295	649,964	509,350
Non-mortgage	-	-	3,090	-	-
Capitalized basis adjustment (a)	(434)	(4,059)	272	2,088	(10,326)

Total loans held for sale	458,647	1,118,475	279,657	652,052	499,024
Mortgage-backed securities available for sale:
Adjustable	277	304	334	2,253	101,562
Fixed	-	-	-	-	17,419

Total mortgage-backed securities available for sale	277	304	334	2,253	118,981

Total loans held for sale and mortgage-backed
securities available for sale	458,924	1,118,779	279,991	654,305	618,005

Total loans and mortgage-backed securities, net	$15,820,609	$14,542,778	$10,396,510	$10,976,942	$10,132,413

(a) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At December 31, 2005, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At December 31, 2005, our residential one-to-four units subprime portfolio consisted of approximately 97% "Alt. A and A-" credit, 2% "B" credit and 1% "C" credit loans. The average loan-to-value ratio at origination for these loans was 70%.

          We carry mortgage-backed securities available for sale at fair value which, at December 31, 2005, was essentially equal to our cost basis.

Page 44	Navigation Links

          The table below sets forth the scheduled contractual maturities, including principal amortization, of our loan and mortgage-backed securities portfolio, including loans held for sale, at December 31, 2005.

	Within	1-2	2-3	3-5	5-10	10-15	Beyond
(In Thousands)	1 Year	Years	Years	Years	Years	Years	15 Years	Total

Loans secured by real estate:
Residential:
One-to-four units:
Adjustable by index:
COFI	$106,816	$113,685	$120,994	$265,831	$829,359	$1,132,571	$8,164,514	$10,733,770
MTA	34,137	36,101	38,177	83,068	253,257	334,957	2,314,836	3,094,533
LIBOR (a)	13,017	13,768	14,561	31,685	96,636	127,866	591,581	889,114
Other, primarily CMT (b)	5,371	5,643	5,930	12,783	38,101	48,822	153,481	270,131
Fixed	2,226	2,379	2,537	5,857	17,608	24,324	91,292	146,223
Five or more units:
Adjustable	1,023	1,086	1,152	2,520	7,802	52,396	2,411	68,390
Fixed	34	36	36	81	460	413	81	1,141
Commercial real estate:
Adjustable	728	780	834	1,845	21,360	-	-	25,547
Fixed	177	197	211	2,379	280	-	-	3,244
Construction	74,014	8,365	-	-	-	-	-	82,379
Land	10,370	11,286	1,974	-	-	-	-	23,630
Non-mortgage:
Commercial	3,981	-	-	-	-	-	-	3,981
Automobile	108	8	-	-	-	-	-	116
Other consumer (c)	1,490	1,673	1,878	1,560	273,990	-	-	280,591

Total loans	253,492	195,007	188,284	407,609	1,538,853	1,721,349	11,318,196	15,622,790
Mortgage-backed securities	13	14	14	31	90	111	4	277

Total loans and mortgage-
backed securities	$253,505	$195,021	$188,298	$407,640	$1,538,943	$1,721,460	$11,318,200	$15,623,067

(a) Included $409 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(b) Included $115 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(c) Included home equity loans, which are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

          At December 31, 2005, the maximum amount the Bank could have loaned to any one borrower, and related entities, under regulatory limits was $211 million or $351 million for loans secured by readily marketable collateral, compared to $181 million or $301 million for loans secured by readily marketable collateral at year-end 2004. We do not expect that these regulatory limitations will adversely impact our proposed lending activities during 2006.

Investment Securities

          The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2005	2004	2003	2002	2001

Federal funds	$-	$-	$1,500	$2,555	$37,001
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	626,249	496,944	690,281	457,797	356,910
Corporate bonds	-	-	-	-	45,445
Other	64	65	66	67	68
Municipal securities held to maturity	-	-	-	6,149	6,320

Total investment securities	$626,313	$497,009	$691,847	$466,568	$445,744

Page 45	Navigation Links

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2005 are presented in the following table. The unrealized losses on the securities of $7.4 million that has been in a loss position for less than 12 months and $1.9 million that has been in loss position for over 12 months is due to changes in market interest rates and is not considered permanent. We have the intent and ability to hold these securities until the temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	484,955	7,361	116,286	1,858	601,241	9,219
Other	-	-	-	-	-	-

Total temporarily impaired securities	$484,955	$7,361	$116,286	$1,858	$601,241	$9,219

          The following table sets forth the maturities of our investment securities and their weighted average yields at December 31, 2005.

	Amount Due as of December 31, 2005

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$-	$-	$-	$-	$-
Weighted average yield	-%	-%	-%	-%	-%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	17,430	140,626	468,193	-	626,249
Weighted average yield	4.12%	4.39%	4.38%	-%	4.37%
Other	-	-	-	64	64
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$17,430	$140,626	$468,193	$64	$626,313
Weighted average yield	4.12%	4.39%	4.38%	6.25%	4.37%

(a) At December 31, 2005, 80% of our securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from March 2006 to December 2012. Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Investments in Real Estate and Joint Ventures

          DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally retail neighborhood shopping centers and residential developments, most of which are located in California. For additional information regarding these real estate investments, see Note 6 of Notes to the Consolidated Financial Statements on page 90. At December 31, 2005, the Bank had no loan commitments to the joint ventures.

          DSL Service Company is entitled to a priority return on its equity invested in its joint venture projects after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. DSL Service Company has obtained guarantees from the principals of the developer partners. Partnership equity or deficit accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations. We have analyzed our variable interests in these joint venture projects and we have determined based on the dispersal of risks among the parties involved that we are not the primary beneficiary of any of these variable interest entities. Therefore, the joint venture projects are not consolidated into our financial results, but rather are accounted for under the equity method.

          As of December 31, 2005, DSL Service Company was involved with one joint venture partner. This partner was the operator of four residential housing development projects. DSL Service Company had three wholly owned retail neighborhood shopping centers located in California and Arizona.

Page 46	Navigation Links

          Our investment in real estate and joint ventures amounted to $49 million at December 31, 2005, compared to $55 million at December 31, 2004 and $36 million at December 31, 2003. The decline during 2005 was primarily attributed to a sale of a wholly owned shopping center with a carrying value of $10 million, partially offset by new investments of $3 million in existing wholly owned projects. The increase during 2004 was primarily attributed to new investments of $22 million in joint venture projects and $14 million in wholly owned projects, our share of joint venture profits of $6 million, investments of $3 million in community development funds and investments of $2 million in existing wholly owned projects. Those increases were partially offset by a $21 million return of capital from two of our existing joint ventures and the sale of one wholly owned project with a carrying value of $7 million.

          The following table sets forth the condensed balance sheet of DSL Service Company’s residential joint ventures at December 31, 2005, on a historical cost basis.

(Dollars in Thousands)	2005

Assets
Cash	$12,678
Projects under development	77,618
Other assets	1,282

$91,578

Liabilities and Equity
Liabilities:
Notes payable	$57,661
Other	8,167
Equity:
DSL Service Company (a)	25,346
Other partners (b)	404

Net equity	25,750

$91,578

Number of joint venture projects	4

(a) We included in this amount priority return payments from joint ventures to DSL Service Company.
(b) The aggregate other partners’ equity of less than $1 million represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of the joint venture real estate assets, net of secured notes payable to others, to the partners’ equity investment. To the extent the net fair value of the real estate assets is less than the partners’ equity investment, we make a provision to create a valuation allowance for DSL’s share of the loss. No valuation allowance was required at December 31, 2005.

          The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2005. For further information regarding the establishment of loss allowances, see Allowance for Losses on Loans and Real Estate on page 60.

		Retail
		Neighborhood
(Dollars in Thousands)	Residential	Shopping Centers	Land	Total

Investment in wholly owned projects (a)	$-	$932	$18,887	$19,819
Investment in community development funds	4,282	-	-	4,282
Allowance for losses	-	-	(103)	(103)

Net investment in real estate projects	$4,282	$932	$18,784	$23,998

Number of projects	7	3	5	15

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

Page 47	Navigation Links

Deposits

          Our deposits increased $2.2 billion or 23.0% in 2005 and totaled $11.9 billion at December 31, 2005. Compared to the year-ago period, our certificates of deposit increased $3.1 billion or 56.1%, which was partially offset by a decline in our lower-rate transaction accounts—i.e., checking, money market and regular passbook—of $893 million or 21.7%. Given the relatively low level of interest rates, certain of our depositors in prior periods moved monies from certificates of deposit to transaction accounts, primarily regular passbook accounts, as they seemed more interested in liquidity. As market interest rates continue to rise, monies continue to flow back into certificates of deposit.

           During 2005, two in-store branches were closed due to the closure or sale of the grocery stores in which they were located and four traditional and two in-store branches were opened. At December 31, 2005, our total number of branches was 173, of which 169 were in California and four were in Arizona. The average deposit size of our 80 traditional branches was $117 million, while the average deposit size of our 93 in-store branches was $27 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	December 31,

	2005		2004		2003

	Weighted		Weighted		Weighted
	Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$705,077	-%	$601,588	-%	$429,743
Interest-bearing checking (a)	0.30	529,133	0.33	534,775	0.21	462,733
Money market	1.05	164,192	1.05	158,519	1.05	142,418
Regular passbook	1.04	1,816,635	1.12	2,813,078	1.12	4,036,464

Total transaction accounts	0.69	3,215,037	0.85	4,107,960	0.94	5,071,358
Certificates of deposit:
Less than 2.00%	1.68	86,992	1.59	912,234	1.17	1,548,398
2.00-2.49	2.41	147,632	2.38	3,003,000	2.23	338,763
2.50-2.99	2.78	215,297	2.80	495,119	2.73	222,436
3.00-3.49	3.27	1,001,901	3.19	327,552	3.27	305,258
3.50-3.99	3.78	4,114,751	3.84	94,611	3.78	106,861
4.00-4.49	4.17	2,622,618	4.26	257,369	4.27	240,459
4.50-4.99	4.81	455,192	4.83	424,937	4.83	420,262
5.00 and greater	5.17	17,428	5.62	35,196	5.59	39,963

Total certificates of deposit	3.83	8,661,811	2.66	5,550,018	2.44	3,222,400

Total deposits	2.98%	$11,876,848	1.89%	$9,657,978	1.52%	$8,293,758

(a) Included amounts swept into money market deposit accounts.

          The following table shows at December 31, 2005 our certificates of deposit maturities by interest rate category.

	Less
	Than	2.50% -	3.00% -	3.50% -	4.00% -	5.00%		Percent
(Dollars in Thousands)	2.50%	2.99%	3.49%	3.99%	4.99%	and Greater	Total (a)	of Total

Within 3 months	$136,483	$50,904	$652,518	$1,616,189	$61,055	$4,002	$2,521,151	29%
4 to 6 months	71,972	67,108	157,118	1,497,458	636,095	-	2,429,751	28
7 to 12 months	25,184	64,869	35,684	732,434	1,728,861	3,744	2,590,776	30
13 to 24 months	759	20,087	55,037	199,413	454,420	9,682	739,398	8
25 to 36 months	219	12,242	75,298	17,442	56,369	-	161,570	2
37 to 60 months	7	87	26,246	51,815	141,010	-	219,165	3
Over 60 months	-	-	-	-	-	-	-	-

Total	$234,624	$215,297	$1,001,901	$4,114,751	$3,077,810	$17,428	$8,661,811	100%

(a) Includes certificates of deposit of $100,000 and over totaling $1.1 billion with maturities within 3 months, $1.0 billion with maturities of 4 to 6 months, $1.1 billion with maturities of 7 to 12 months and $0.4 billion with a remaining term of over 12 months.

Page 48	Navigation Links

Borrowings

          At December 31, 2005, borrowings totaled $3.8 billion, down from $4.8 billion at year-end 2004 and up from $2.3 billion at year-end 2003. The decrease during 2005 was due primarily to a decline of $1.0 billion in FHLB advances. During 2004, the holding company issued $200 million of 6.5% 10-year unsecured senior notes. The net proceeds, after deducting underwriting discounts and our offering expenses, were approximately $198 million. Those proceeds were used to redeem our $124 million of 10% junior subordinated debentures prior to their maturity and in turn to redeem the related capital securities, and to make a capital investment in the Bank to support its asset growth. We redeemed our junior subordinated debentures because of the lower interest rate at which we were able to issue the senior debt, which will result in lower future interest expense.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	December 31,

(Dollars in Thousands)	2005	2004	2003	2002	2001

Federal Home Loan Bank advances (a)	$3,557,515	$4,559,622	$2,125,150	$1,624,084	$1,522,705
Real estate notes	-	-	4,161	-	7
Senior notes	198,087	197,924	-	-	-
Junior subordinated debentures (b)	-	-	123,711	123,711	123,711

Total borrowings	$3,755,602	$4,757,546	$2,253,022	$1,747,795	$1,646,423

Weighted average rate on borrowings during the year (a)	3.65%	2.62%	4.46%	4.79%	5.83%
Total borrowings as a percentage of total assets	21.97	30.40	19.35	14.59	14.82

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(b) On July 23, 2004, we redeemed our junior subordinated debentures before maturity.

          The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)	2005	2004	2003

FHLB advances with original maturities less than one year:
Balance at end of year	$2,975,000	$3,552,000	$915,000
Average balance outstanding during the year	3,337,865	2,261,018	248,905
Maximum amount outstanding at any month-end during the year	4,360,000	3,660,400	915,000
Weighted average interest rate during the year	3.19%	1.59%	1.20%
Weighted average interest rate at end of year	4.39	2.30	1.11
Securities sold under agreement to repurchase:
Balance at end of year	$-	$-	$-
Average balance outstanding during the year	-	155,204	-
Maximum amount outstanding at any month-end during the year	-	507,027	-
Weighted average interest rate during the year	-%	0.87%	-%
Total short-term borrowings:
Average balance outstanding during the year	$3,337,865	$2,416,222	$248,905
Weighted average interest rate during the year	3.19%	1.54%	1.20%

          At year-end 2005, intermediate and long-term borrowings totaled $0.8 billion, down from $1.2 billion at December 31, 2004. The weighted average rate on our intermediate and long-term borrowings at year-end 2005 was 6.34%.

Page 49	Navigation Links

          The following table sets forth the maturities of our intermediate and long-term borrowings at December 31, 2005.

(In Thousands)

2006	$76,300
2007	65,000
2008	412,215
2009	-
2010	-
Thereafter	227,087

Total intermediate and long-term borrowings	$780,602

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate in real estate joint ventures through our wholly-owned subsidiary, DSL Service Company. Our real estate joint ventures do not require consolidation as a result of applying the provisions of Financial Accounting Standards Board Interpretation 46 (revised December 2003). For further information regarding our real estate joint venture partnerships, see Note 6 of Notes to the Consolidated Financial Statements on page 90.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 51, Contractual Obligations and Other Commitments on page 66 and Note 23 of Notes to the Consolidated Financial Statements on page 105.

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

Page 50	Navigation Links

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

          In addition to the interest rate risk associated with our lending for investment and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of loan forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into hedging contracts for speculative purposes.

          Changes in mortgage interest rates also impact the value of our MSRs. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. During the first quarter of 2004, we implemented a fairly simple hedging strategy by purchasing securities classified as available for sale as a partial economic hedge against future value changes in our MSRs. During periods when long-term interest rates decline, the value of our MSRs will fall and the resultant MSR valuation addition will, in general, be partially offset by securities gains. However, if long-term interest rates rise causing MSR values to improve, the securities will be in a loss position and may be sold with the intention to reset the hedge at a higher market interest rate. Any realized loss from the securities sales will be mitigated by the favorable earnings impact associated with the recapture of any existing MSR valuation allowance. While this strategy is not constructed to be a perfect hedge, it is expected to reduce earnings volatility from changing MSR values. Over time, we may use derivatives in lieu of securities, or a combination of both, to provide an economic hedge against value changes in our MSRs. In addition, the dollar amount used as an economic hedge may vary as we reset the hedge due to changes in the volume of MSRs or their sensitivity to changes in market interest rates. In connection with the sale of approximately 80% of our MSRs during the fourth quarter of 2004, which reduced the risk exposure to changing MSR values, the partial economic hedge established in the first quarter of 2004 was closed in October 2004.

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

Page 51	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2005, as well as other information regarding the repricing and maturity differences between our interest-earning assets and the total of deposits and borrowings in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	December 31, 2005

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$306,134	$304,863	$195,160	$-	$-	$806,157
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential:
Adjustable	14,793,402	284,359	233,168	-	-	15,310,929
Fixed	102,718	6,323	26,951	8,842	2,308	147,142
Commercial real estate	18,564	348	8,608	240	-	27,760
Construction	40,862	-	-	-	-	40,862
Land	13,951	-	-	-	-	13,951
Non-mortgage loans:
Commercial	1,449	-	-	-	-	1,449
Consumer	278,160	41	38	-	-	278,239
Mortgage-backed securities	277	-	-	-	-	277

Total loans and mortgage-backed securities, net	15,249,383	291,071	268,765	9,082	2,308	15,820,609

Total interest-earning assets	$15,555,517	$595,934	$463,925	$9,082	$2,308	$16,626,766

Transaction accounts:
Non-interest-bearing checking	$705,077	$-	$-	$-	$-	$705,077
Interest-bearing checking (c)	529,133	-	-	-	-	529,133
Money market (d)	164,192	-	-	-	-	164,192
Regular passbook (d)	1,816,635	-	-	-	-	1,816,635

Total transaction accounts	3,215,037	-	-	-	-	3,215,037
Certificates of deposit (e)	4,950,902	2,590,776	1,120,133	-	-	8,661,811

Total deposits	8,165,939	2,590,776	1,120,133	-	-	11,876,848
FHLB advances and other borrowings	2,990,000	61,300	477,215	29,000	-	3,557,515
Senior notes	-	-	-	198,087	-	198,087
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$11,585,939	$2,652,076	$1,167,348	$227,087	$-	$15,632,450

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$3,969,578	$(2,056,142)	$(703,423)	$(218,005)	$2,308	$994,316
Cumulative gap	3,969,578	1,913,436	1,210,013	992,008	994,316
Cumulative gap – as a percentage of total assets:
December 31, 2005	23.22%	11.19%	7.08%	5.80%	5.82%
December 31, 2004	17.05	9.25	6.96	5.54	5.55
December 31, 2003	14.95	13.42	6.95	6.76	5.74

(a) Includes FHLB stock and is based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.

Page 52	Navigation Links

          Our six-month gap at December 31, 2005 was a positive 23.22%. This means that more interest-earning assets mature or reprice within six months than the total of deposits and borrowings. This is up from a positive six-month gap of 17.05% at December 31, 2004 and 14.95% at December 31, 2003. We originated and purchased for investment loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less of approximately $7.4 billion during 2005, $8.9 billion during 2004 and $5.0 billion during 2003. These loans represented essentially all loans and mortgage-backed securities originated and purchased for investment during 2005, 2004 and 2003.

          At December 31, 2005, 2004 and 2003, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. At December 31, 2005, $15.1 billion or essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, compared to $13.2 billion or 99% at December 31, 2004 and $10.0 billion or 99% at December 31, 2003. During 2006, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We primarily originate fixed rate loans for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgages. However, we may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk and small volumes to facilitate the sale of real estate acquired through foreclosure or that meet required yield and other approved guidelines. For further information, see Secondary Marketing and Loan Servicing Activities on page 36.

          We are better protected against rising interest rates with a positive six-month gap. However, we remain subject to possible interest rate spread compression, which would adversely impact our net interest income if interest rates rise. This is primarily due to the lag in repricing of the indices, to which our adjustable rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on these adjustable rate loans and mortgage-backed securities. The amount of such interest rate spread compression would depend upon the frequency and severity of such interest rate fluctuations.

          In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, are calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once the base case has been estimated, we make calculations for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2005 and 2004. Since we base these estimates upon numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-end interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

	2005		2004

	Percentage Change in		Percentage Change in

Change in Interest Rates	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(In Basis Points)	Income (a)	Value (b)	Income (a)	Value (b)

+200	(3.2)%	(6.4)%	(10.1)%	(5.5)%
+100	(1.5)	(0.8)	(4.6)	(1.1)
(100)	1.1	(1.7)	2.9	(3.7)
(200) (c)	2.2	(3.3)	N/A	N/A

(a) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(b) The percentage change in this column represents the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.
(c) The change in interest rates for 2004 is not applicable due to their low level.

Page 53	Navigation Links

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2005. This data differs from that in the gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments and call provisions for investment securities. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. Our assets and liabilities that do not have a stated maturity date, such as certain deposits, are considered to be long term in nature and are reported in the "thereafter" column. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations, and historically, the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various fixed-rate and variable-rate assets and liabilities presented are based on the actual rates that existed at December 31, 2005. The fair value of our financial instruments is determined as follows:

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

Page 54	Navigation Links

	Expected Maturity at December 31, 2005 (a)

							Total	Fair
(Dollars in Thousands)	2006	2007	2008	2009	2010	Thereafter	Balance	Value

Investment securities and FHLB stock	$27,798	$78,003	$293,047	$218,446	$8,955	$179,908	$806,157	$806,157
Weighted average interest rate (b)	3.70%	3.90%	4.69%	4.18%	4.75%	4.37%	4.37%
Mortgage-backed securities
available for sale	45	38	33	28	24	109	277	277
Weighted average interest rate (b)	4.27%	4.27%	4.27%	4.27%	4.27%	4.27%	4.27%
Loans secured by real estate, net: (c)
Residential:
Adjustable	5,245,993	2,682,682	1,175,522	991,966	836,662	4,378,104	15,310,929	15,331,895
Weighted average interest rate	5.91%	6.13%	6.13%	6.13%	6.13%	6.13%	6.05%
Fixed	108,555	9,982	7,330	5,378	4,075	11,822	147,142	149,162
Weighted average interest rate	6.30%	7.16%	7.15%	7.14%	7.08%	7.21%	6.53%
Other	47,144	11,540	1,593	1,408	2,615	18,273	82,573	85,925
Weighted average interest rate	8.15%	8.17%	6.95%	6.82%	7.36%	6.44%	7.70%
Non-mortgage: (c)
Commercial	1,449	-	-	-	-	-	1,449	1,461
Weighted average interest rate	7.20%	-%	-%	-%	-%	-%	7.20%
Consumer	77	25	13	278,124	-	-	278,239	280,709
Weighted average interest rate	8.88%	8.88%	8.88%	7.38%	-%	-%	7.38%
MSR’s and loan servicing portfolio (e)	4,493	3,455	2,552	1,995	1,591	6,216	20,302	20,351
Interest rate lock commitments (d)	279	-	-	-	-	-	279	3,960
Undesignated loan forward sale contracts	671	-	-	-	-	-	671	671
Designated loan forward sale contracts	947	-	-	-	-	-	947	947

Total interest-sensitive assets	$5,437,451	$2,785,725	$1,480,090	$1,497,345	$853,922	$4,594,432	$16,648,965	$16,681,515

Transaction accounts:
Non-interest-bearing checking	$140,394	$112,439	$90,050	$72,119	$57,759	$232,316	$705,077	$705,077
Interest-bearing checking (f)	105,360	84,381	67,579	54,123	43,346	174,344	529,133	529,133
Money market	32,694	26,184	20,970	16,795	13,450	54,099	164,192	164,192
Regular passbook	361,725	289,699	232,015	185,816	148,817	598,563	1,816,635	1,816,635

Total transaction accounts	640,173	512,703	410,614	328,853	263,372	1,059,322	3,215,037	3,215,037
Weighted average interest rate	0.69%	0.69%	0.69%	0.69%	0.69%	0.69%	0.69%
Certificates of deposit	7,541,678	739,398	161,570	85,964	133,201	-	8,661,811	8,608,727
Weighted average interest rate	3.78%	4.29%	3.60%	3.81%	4.32%	-%	3.83%
FHLB advances (g)	3,051,300	65,000	412,215	-	-	29,000	3,557,515	3,562,701
Weighted average interest rate	4.40%	5.01%	7.01%	-%	-%	4.03%	4.71%
Interest rate swap contracts (g)	-	-	17,785	-	-	-	17,785	17,785
Senior notes	-	-	-	-	-	198,087	198,087	202,120
Weighted average interest rate	-%	-%	-%	-%	-%	6.50%	6.50%
Interest rate lock commitments (d)	397	-	-	-	-	-	397	2,523
Undesignated loan forward sale contracts	406	-	-	-	-	-	406	406
Designated loan forward sale contracts	376	-	-	-	-	-	376	376

Total interest-sensitive liabilities	$11,234,330	$1,317,101	$1,002,184	$414,817	$396,573	$1,286,409	$15,651,414	$15,609,675

(a) We use a number of assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal and call provisions for investment securities. The prepayment experience reflected herein is based on our historical experience adjusted for current market conditions. Our average projected constant prepayment rate ("CPR") is 27.1% on our fixed-rate and 40.0% on our adjustable rate mortgage portfolio for interest-earning assets, excluding investment securities which are not subject to prepayment except for call provisions, if any. For deposits, in accordance with standard industry practice and our own historical experience, we have applied "decay factors," used to estimate deposit runoff, of 22.0% per year. The actual maturities of these instruments could vary substantially if future prepayments or deposit runoff differ from our historical experience.
(b) Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(c) The carrying amount is stated net of undisbursed loan funds, unearned fees and discounts, and allowances for loan losses. Included loans held for sale with capitalized basis adjustment reflecting the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.
(d) The carrying value reflected the change in fair value of the interest rate lock derivative from the date of commitment to December 31, 2005, with an increase in value recorded as an asset with an offsetting gain and a decline in value recorded as a liability with an offsetting loss. The estimated fair value of the derivatives also includes the initial value at interest rate lock and the value of MSRs not to be recognized in the financial statements until the expected loans are sold.
(e) The estimated fair value included MSRs acquired prior to January 1, 1996 when we began capitalizing the asset.
(f) Included amounts swept into money market deposit accounts.
(g) The impact of interest rate swap contracts was included in FHLB advances, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

Page 55	Navigation Links

          For further information regarding the sensitivity of our MSRs to changes in interest rates, see Note 11 of Notes to Consolidated Financial Statements on page 94. For further information regarding commitments, contingencies and hedging activities, see Note 23 of Notes to Consolidated Financial Statements on page 105.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	December 31,

	2005	2004	2003	2002	2001

Weighted average yield: (a)
Loans and mortgage-backed securities	6.10%	4.67%	4.61%	5.83%	7.15%
Investment securities (b)	4.37	3.88	3.02	3.07	3.54

Interest-earning assets yield	6.04	4.65	4.51	5.72	6.99

Weighted average cost:
Deposits	2.98	1.89	1.52	2.31	3.65
Borrowings:
Federal Home Loan Bank advances (c)	4.71	2.77	3.08	3.88	3.73
Real estate notes	-	-	6.63	-	7.88
Senior notes	6.50	6.50	-	-	-
Junior subordinated debentures (d)	-	-	10.00	10.00	10.00

Total borrowings	4.80	2.93	3.46	4.31	4.20

Combined funds cost	3.42	2.23	1.94	2.63	3.74

Interest rate spread	2.62%	2.42%	2.57%	3.09%	3.25%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, premiums and discounts, and FHLB stock dividends.
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

          The weighted average yield on our loan portfolio increased to 6.10% at December 31, 2005, from 4.67% at December 31, 2004. The weighted average rate on new loans originated during 2005 was 1.91%, compared to 2.31% during 2004 and 4.43% during 2003. The lower rate in 2005 primarily reflects a higher volume of monthly adjustable loans at low initial incentive rates that typically only last one month. At December 31, 2005, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $15.2 billion with a weighted average rate of 6.05%, compared to $13.9 billion with a weighted average rate of 4.61% at December 31, 2004 and $9.8 billion with a weighted average rate of 4.55% at December 31, 2003.

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets totaled $35 million at December 31, 2005, up from $34 million at December 31, 2004 but down from $49 million at December 31, 2003. The increase in our non-performing assets during 2005 was primarily attributed to increase in our residential one-to-four unit prime category of $2 million. Of the total, real estate acquired in settlement of loans represented $1 million at December 31, 2005, down from $3 million at December 31, 2004 and $6 million at December 31, 2003. Our non-performing assets as a percentage of total assets was 0.21% at year-end 2005, down from 0.22% at year-end 2004 and 0.42% at year-end 2003.

Page 56	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	December 31,

(Dollars in Thousands)	2005	2004	2003	2002	2001

Non-accrual loans:
Residential one-to-four units	$23,497	$20,470	$26,325	$34,504	$43,210
Residential one-to-four units – subprime	10,774	10,696	15,980	32,263	31,166
Other	42	468	523	681	2,668

Total non-accrual loans	34,313	31,634	42,828	67,448	77,044
Troubled debt restructure – below market rate (a)	-	-	-	-	203
Real estate acquired in settlement of loans	908	2,555	5,803	12,360	15,366
Repossessed automobiles	-	-	-	6	19

Total non-performing assets	$35,221	$34,189	$48,631	$79,814	$92,632

Allowance for loan losses:
Amount	$35,915	$34,714	$30,330	$34,999	$36,120
As a percentage of non-performing loans	104.67%	109.74%	70.82%	51.89%	46.76%
Non-performing assets as a percentage of total assets	0.21	0.22	0.42	0.67	0.83

(a) Represented one residential one-to-four unit loan.

          It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this by either working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances for them. For a discussion on our internal asset review policy, refer to Allowance for Losses on Loans and Real Estate on page 60.

          At December 31, 2005, $8 million of our non-performing assets were located outside of California, compared to $9 million outside of California a year ago.

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

Non-Accrual Loans

          It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2005, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2005, non-accrual loans aggregating $10 million were less than 90 days delinquent relative to their contractual terms.

Troubled Debt Restructurings

          We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2005, we had no troubled debt restructurings.

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled less than $1 million at December 31, 2005.

Page 57	Navigation Links

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

          At December 31, 2005, loans delinquent 30 days or more as a percentage of total loans was 0.36%, up from 0.33% at year-end 2004 and down from 0.59% at year-end 2003. The increase from the prior year occurred primarily in our residential one-to-four unit categories, partially offset by the write-off of one non-mortgage commercial loan that existed at the end of 2004. As a percentage of its loan category, residential one-to-four units increased from 0.27% at year-end 2004 to 0.31% at year-end 2005, while subprime residential one-to-four units increased from 0.95% at year-end 2004 to 1.11% at year-end 2005. A higher incidence of delinquency is expected on subprime loans as these borrowers have a history of delinquencies for which we charge higher interest rates to compensate for that risk.

Page 58	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	December 31,

	2005				2004

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$19,183	$5,552	$19,587	$44,322	$13,446	$4,089	$16,949	$34,484
One-to-four units – subprime	5,919	1,645	4,221	11,785	3,756	2,143	5,998	11,897
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	25,102	7,197	23,808	56,107	17,202	6,232	22,947	46,381
Non-mortgage:
Commercial	-	-	-	-	-	-	428	428
Automobile	-	3	-	3	22	2	-	24
Other consumer	20	72	42	134	31	44	40	115

Total delinquent loans	$25,122	$7,272	$23,850	$56,244	$17,255	$6,278	$23,415	$46,948

Delinquencies as a percentage of total loans	0.16%	0.05%	0.15%	0.36%	0.13%	0.04%	0.16%	0.33%

	2003				2002

Loans secured by real estate:
Residential:
One-to-four units	$15,501	$7,244	$20,081	$42,826	$19,881	$8,066	$27,333	$55,280
One-to-four units – subprime	6,084	2,801	9,283	18,168	8,971	5,944	23,831	38,746
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	21,585	10,045	29,364	60,994	28,852	14,010	51,164	94,026
Non-mortgage:
Commercial	-	-	428	428	-	-	466	466
Automobile	34	4	7	45	98	13	4	115
Other consumer	41	22	88	151	48	47	211	306

Total delinquent loans	$21,660	$10,071	$29,887	$61,618	$28,998	$14,070	$51,845	$94,913

Delinquencies as a percentage of total loans	0.20%	0.10%	0.29%	0.59%	0.26%	0.13%	0.47%	0.86%

	2001

Loans secured by real estate:
Residential:
One-to-four units	$19,170	$12,797	$33,449	$65,416
One-to-four units – subprime	13,159	9,104	20,958	43,221
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	32,329	21,901	54,407	108,637
Non-mortgage:
Commercial	-	-	1,163	1,163
Automobile	174	85	46	305
Other consumer	356	62	173	591

Total delinquent loans	$32,859	$22,048	$55,789	$110,696

Delinquencies as a percentage of total loans	0.33%	0.22%	0.55%	1.10%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Page 59	Navigation Links

Allowance for Losses on Loans and Real Estate

          We maintain a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to our evaluation is our internal asset review process.

          Our Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all our assets. Our Internal Asset Review Committee is responsible for the review and classification of assets. The Internal Asset Review Committee members include the Director of Internal Asset Review, President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Chief Lending Officer, General Counsel and Chief Credit Officer. The Internal Asset Review Committee meets quarterly to review and determine asset classifications and recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the Internal Asset Review Committee or the Director of Internal Asset Review as delegated by the Committee. The Audit Committee of the Board of Directors quarterly reviews the overall asset quality, the adequacy of valuation allowances on classified and non-classified assets, and our adherence to policies and procedures regarding asset classification and valuation through reports from the Director of Internal Asset Review and others.

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

Page 60	Navigation Links
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

          The OTS has the authority to require us to change our asset classifications. If the change results in an asset being classified in whole or in part as loss, a specific allowance must be established against the amount so classified or that amount must be charged off. OTS guidelines set forth quantitative benchmarks as a starting point for the determination of appropriate levels of general valuation allowances. The OTS generally directs its examiners to rely on management’s estimates of adequate general valuation allowances if the Bank’s process for determining adequate allowances is deemed to be sound.

          The allowance for losses on loans and real estate are maintained at an amount management deems adequate to cover inherent losses. We have implemented and use an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally review all loans under $5 million by analyzing their performance and composition of collateral as a whole because of their relatively homogeneous nature. Given the above evaluations, the amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance.

          We utilize the asset classifications from our internal asset review process in the following manner to determine the amount of our allowances:

  General valuation allowances: This element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Generally, we believe that borrowers are impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss. Examples of such loss-causing events would be job loss, divorce or medical crisis in the case of single family residential and consumer loans, or loss of a major tenant in the case of commercial real estate loans. We determine general valuation allowances by applying against asset balances the associated loss factors for each major asset type that consider past loss experience and asset duration.
  Allocated allowances: This element relates to assets with well-defined deficiencies or weaknesses (i.e., assets classified special mention, substandard, doubtful or loss). We calculate losses on an ongoing basis by credit classification for each major asset type. Loss factors based upon those loss statistics are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then we record a specific allowance for the amount of that difference.
  Unallocated allowance: This element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

          During 2005, our provision for loan losses was $2.3 million, compared to $2.9 million in 2004 and a $3.7 million reversal of provision in 2003. Our provision for loan losses and net loan charge-offs resulted in an increase of $1.2 million in our allowance for loan losses to $35.9 million at December 31, 2005. The increase in our allowance primarily reflected an increase of $1.9 million in general valuation allowances to $30.7 million, partially offset by a decline of $0.7 million in allocated allowances, primarily in our commercial non-mortgage portfolio. There was no change in our unallocated allowance of $2.8 million.

Page 61	Navigation Links

          The 2004 provision primarily reflected an increase in our loan portfolio. Our provision for loan losses and net loan recoveries resulted in an increase of $4.4 million in our allowance for loan losses to 34.7 million at December 31, 2004. The increase in our allowance primarily reflected an increase of $5.2 million in general valuation allowances to $28.8 million. Allocated allowances declined by $0.8 million, primarily in our commercial real estate portfolio. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for loan losses for the years indicated.

(In Thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$34,714	$30,330	$34,999	$36,120	$34,452
Provision (reduction)	2,263	2,895	(3,718)	939	2,564
Charge-offs	(1,500)	(383)	(1,139)	(2,231)	(1,348)
Recoveries	438	1,872	188	171	452

Balance at end of year	$35,915	$34,714	$30,330	$34,999	$36,120

          We had net loan charge-offs of $1.1 million in 2005, compared to net recoveries of $1.5 million in 2004, and net charge-offs of $1.0 million in 2003.

Page 62	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the years indicated.

(Dollars in Thousands)	2005	2004	2003	2002	2001

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$903	$206	$462	$435	$530
One-to-four units – subprime	-	-	388	166	344
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	1,188	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	428	-	20	-	-
Automobile	9	22	54	104	197
Other consumer	160	155	215	338	277

Total gross loan charge-offs	1,500	383	1,139	2,231	1,348

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	410	-	164	111	267
One-to-four units – subprime	-	26	-	-	166
Five or more units	-	-	-	-	-
Commercial real estate	-	1,819	-	-	1
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	-	12	4	47	4
Other consumer	28	15	20	13	14

Total gross loan recoveries	438	1,872	188	171	452

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	493	206	298	324	263
One-to-four units – subprime	-	(26)	388	166	178
Five or more units	-	-	-	-	-
Commercial real estate	-	(1,819)	-	1,188	(1)
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	428	-	20	-	-
Automobile	9	10	50	57	193
Other consumer	132	140	195	325	263

Total net loan charge-offs (recoveries)	$1,062	$(1,489)	$951	$2,060	$896

Net loan charge-offs (recoveries) as a
percentage of average loans	0.01%	(0.01)%	0.01%	0.02%	0.01%

Page 63	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2005	2004	2003	2002	2001

Loans secured by real estate:
Residential:
One-to-four units	$23,467	$20,452	$17,040	$18,562	$19,033
One-to-four units – subprime	5,127	6,130	5,382	8,642	9,633
Five or more units	521	724	697	80	84
Commercial real estate	295	492	1,127	1,364	1,848
Construction	977	797	1,257	1,223	1,005
Land	291	352	209	636	274
Non-mortgage:
Commercial	21	451	460	586	573
Automobile	3	13	38	100	277
Other consumer	2,413	2,503	1,320	1,006	593
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$35,915	$34,714	$30,330	$34,999	$36,120

          The following table indicates our allowance as a percentage of loan category balance for the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2005	2004	2003	2002	2001

Loans secured by real estate:
Residential:
One-to-four units	0.17%	0.18%	0.20%	0.21%	0.25%
One-to-four units – subprime	0.48	0.49	0.54	0.62	0.64
Five or more units	0.75	0.75	0.75	0.75	0.75
Commercial real estate	1.02	1.51	2.29	1.91	1.64
Construction	1.19	1.18	1.19	1.18	1.18
Land	1.23	1.38	1.24	1.19	1.24
Non-mortgage:
Commercial	0.53	9.03	9.25	3.90	2.60
Automobile	2.59	1.52	0.99	0.86	1.13
Other consumer	0.86	0.88	1.38	1.77	1.16

Total for loans held for investment	0.24%	0.26%	0.30%	0.34%	0.38%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	December 31,

(Dollars in Thousands)	2005	2004	2003	2002	2001

Loans secured by real estate:
Residential:
One-to-four units	89.79%	86.69%	86.56%	83.50%	80.75%
One-to-four units – subprime	6.98	9.45	9.79	13.38	15.80
Five or more units	0.46	0.73	0.92	0.10	0.12
Commercial real estate	0.19	0.25	0.49	0.69	1.18
Construction	0.54	0.51	1.05	1.00	0.89
Land	0.16	0.19	0.17	0.52	0.23
Non-mortgage:
Commercial	0.03	0.04	0.05	0.15	0.23
Automobile	-	0.01	0.04	0.11	0.26
Other consumer	1.85	2.13	0.93	0.55	0.54

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 64	Navigation Links

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

          In determining impairment, we consider large non-homogeneous loans that are on non-accrual, have been restructured or are performing but exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the net fair value of the loan’s collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows discounted at the loan’s effective rate or the loan’s observable market price. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan. We include impairment losses in the allowance for loan losses through a charge to provision for loan losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for loan losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. At December 31, 2005, we had no recorded investment or allowance for losses in loans for which we have recognized impairment. This is down from a $3 million recorded investment at December 31, 2004 with an allowance for losses of less than $1 million. During 2005, the total interest recognized on the impaired portfolio was $0.1 million, compared to $0.8 million in 2004. For further information regarding impaired loans, see Note 5 of the Notes to Consolidated Financial Statements on page 88.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the years indicated.

(In Thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$193	$709	$725	$759	$800
Provision (reduction) (a)	(193)	(516)	(16)	1,154	(41)
Charge-offs (a)	-	-	-	(1,188)	-
Recoveries	-	-	-	-	-

Balance at end of year	$-	$193	$709	$725	$759

(a) The provision of $1.2 million during 2002 and resultant $1.2 million charge-off related to a commercial real estate loan for which a short-pay was accepted in full consideration.

          In addition to losses charged against the allowance for loan losses, we have maintained a valuation allowance for losses on real estate and joint ventures held for investment. The current year included a recapture of $1.3 million of valuation allowances from the sale of a neighborhood shopping center. The provision in 2003 is related to one property under construction. The provision reductions in the two years prior to 2003 were, in general, due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood shopping center investments and to a reduction in the investment in certain joint venture investments.

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the years indicated.

(In Thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$1,436	$1,436	$908	$2,690	$2,997
Provision (reduction)	(1,333)	-	528	(448)	(307)
Charge-offs	-	-	-	(1,334)	-
Recoveries	-	-	-	-	-

Balance at end of year	$103	$1,436	$1,436	$908	$2,690

          We do not maintain an allowance for real estate acquired in settlement of loans as we record the related individual assets at the lower of cost or fair value and any losses are recorded as a direct write-off to net operations.

Page 65	Navigation Links

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

          Our primary sources of funds generated during 2005 were from:

  principal repayments of $5.0 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $2.2 billion in deposits; and
  a net decline of $660 million in our loans held for sale.

          We used these funds to:

  originate and purchase $6.7 billion of loans held for investment, excluding refinances of our existing loans;
  reduce borrowings by $1.0 billion; and
  purchase $169 million of U.S. Treasury securities, government sponsored entity obligations and other investment securities available for sale.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At December 31, 2005, our FHLB borrowings totaled $3.6 billion, representing 20.8% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year end, to borrow an additional $5.0 billion. To the extent 2006 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of December 31, 2005, we had commitments to borrowers for short-term interest rate locks, before expected fallout, of $763 million, undisbursed loan funds and unused lines of credit of $410 million and operating leases of $16 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of December 31, 2005, the Bank had the capacity to declare a dividend totaling $382 million subject to filing a notice with the OTS at least 30 days prior to the distribution and the OTS does not communicate an objection. At December 31, 2005, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $44 million, up from $32 million at the end of 2004.

          Stockholders’ equity totaled $1 billion at December 31, 2005 and 2004, up from $917 million at December 31, 2003.

Contractual Obligations and Other Commitments

          Through the normal course of operations, we have entered into contractual obligations and other commitments. Our obligations generally relate to funding of our operations through deposits and borrowings as well as leases for premises and equipment, and our commitments generally relate to our lending operations.

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

Page 66	Navigation Links

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments does not represent future cash requirements. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 51 and Note 23 of Notes to the Consolidated Financial Statements on page 105.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. In 2005, we recorded a $0.5 million repurchase or indemnification loss related to defects in the origination process and repurchased $5 million of loans. There were no repurchases or indemnification losses related to such defects in 2004. These loan and servicing sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved less than $1 million at December 31, 2005 and $7 million at December 31, 2004 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of December 31, 2005, our maximum purchase price premium refund would be $9.9 million. See Note 23 of Notes to the Consolidated Financial Statements on page 105.

          At December 31, 2005, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,541,678	$900,968	$219,165	$-	$8,661,811
FHLB advances	3,051,300	477,215	-	29,000	3,557,515
Senior notes	-	-	-	198,087	198,087
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments	285,002	-	-	-	285,002
Associated loan forward sale contracts	268,321	-	-	-	268,321
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	458,647	-	-	-	458,647
Associated loan forward sale contracts	449,923	-	-	-	449,923
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	430,000	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	430,000	-	-	430,000
Commitments to originate adjustable loans held for investment	390,238	-	-	-	390,238
Undisbursed loan funds and unused lines of credit	40,416	6,687	-	362,452	409,555
Operating leases	4,896	6,591	3,028	1,663	16,178

Total obligations and commitments	$12,490,421	$2,251,461	$222,193	$591,202	$15,555,277

Page 67	Navigation Links

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 7.64% and its risk-based capital ratio was 14.93% at December 31, 2005. These levels are up from ratios of 7.09% for both core and tangible capital and 13.71% for risk-based capital at December 31, 2004. However, the Bank continues to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of December 31, 2005.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,368,957			$1,368,957		$1,368,957
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(68,433)			(68,433)		(68,433)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,030)			(2,030)		(2,030)
Additions:
Unrealized losses on securities available for sale	5,408			5,408		5,408
Allowance for loan losses,
net of specific allowances (a)	-			-		35,898

Regulatory capital	1,300,752	7.64%		1,300,752	7.64%	1,336,650	14.93%
Well capitalized requirement	255,310	1.50	(b)	851,033	5.00	895,442	10.00	(c)

Excess	$1,045,442	6.14%		$449,719	2.64%	$441,208	4.93%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 14.53%.

Current Accounting standards

Statement of Financial Accounting Standards No. 123R

          Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accounting for employee-stock-ownership-plan transaction ("ESOP’s") will continue to be accounted for in accordance with SOP 93-6, "Employers’ Accounting for Employee Stock Ownership Plans." SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R is effective for us beginning January 1, 2006. It is not expected that SFAS 123R will have a material financial impact on us unless a new stock option plan is implemented and a significant number of new options are granted, as the prior plan expired in 2004.

Statement of Financial Accounting Standards No. 153

          Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"), require exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has a commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, APB Opinion No. 29, "Accounting for Nonmonetary Transactions," required that the accounting for an exchange of a productive asset for a similar productive asset should be based on the recorded amount of the asset relinquished with no gain recognition. SFAS 153 is effective for us for nonmonetary asset exchanges occurring January 1, 2006 and later and is to be applied prospectively. SFAS 153 is not expected to have a material financial impact on us.

Page 68	Navigation Links

Statement of Financial Accounting Standards No. 154

          Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), replaces APB No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Changes in Interim Financial Statements." APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for us for accounting changes and corrections of errors beginning January 1, 2006. SFAS 154 is not expected to have a material financial impact on us.

Emerging Issues Task Force Issue No. 03-1

          In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  Downey adopted the disclosure requirements in 2004.  In March 2004, the EITF reached a consensus, which approved an impairment model for debt and equity securities.  In FASB Staff Position ("FSP") 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.

          In November 2005, FSP FAS No. 115-1 and FAS No. 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued.  This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value."  This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples.  The guidance in this FSP for Downey shall be applied to reporting periods beginning after January 1, 2006.  Downey believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 51.

Page 69	Navigation Links

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page 70	Navigation Links

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

          As of December 31, 2005, management conducted an assessment of the effectiveness of Downey’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that Downey’s internal control over financial reporting as of December 31, 2005 is effective.

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

          KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Downey included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Downey’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Downey’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Page 71	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Downey Financial Corp.:

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Downey Financial Corp. and subsidiaries ("Downey") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Downey’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Downey’s internal control over financial reporting based on our audit.

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

          In our opinion, management’s assessment that Downey maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Downey maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Downey Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 28, 2006

Page 72	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Downey Financial Corp.:

We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Downey’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Downey’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 28, 2006

Page 73	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Balance Sheets

	December 31,

(Dollars in Thousands, Except Per Share Data)	2005	2004

Assets
Cash	$190,396	$119,502
Federal funds	-	-

Cash and cash equivalents	190,396	119,502
U.S. Treasury, government sponsored entities and other investment securities
available for sale, at fair value	626,313	497,009
Loans held for sale, at lower of cost or fair value	458,647	1,118,475
Mortgage-backed securities available for sale, at fair value	277	304
Loans held for investment	15,397,600	13,458,713
Allowance for loan losses	(35,915)	(34,714)

Loans held for investment, net	15,361,685	13,423,999
Investments in real estate and joint ventures	49,344	55,411
Real estate acquired in settlement of loans	908	2,555
Premises and equipment	109,574	106,238
Federal Home Loan Bank stock, at cost	179,844	243,613
Mortgage servicing rights, net	20,302	17,964
Other assets	97,059	63,738

	$17,094,349	$15,648,808

Liabilities and Stockholders’ Equity
Deposits	$11,876,848	$9,657,978
Federal Home Loan Bank advances	3,557,515	4,559,622
Senior notes	198,087	197,924
Accounts payable and accrued liabilities	113,213	108,217
Deferred income taxes	140,467	117,416

Total liabilities	15,886,130	14,641,157

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at both December 31, 2005 and 2004;
outstanding 27,853,783 shares at both December 31, 2005 and 2004	282	282
Additional paid-in capital	93,792	93,792
Accumulated other comprehensive income (loss)	(5,408)	318
Retained earnings	1,136,345	930,051
Treasury stock, at cost, 381,239 shares at both December 31, 2005 and 2004	(16,792)	(16,792)

Total stockholders’ equity	1,208,219	1,007,651

	$17,094,349	$15,648,808

See accompanying notes to consolidated financial statements.

Page 74	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,

(Dollars in Thousands, Except Per Share Data)	2005	2004	2003

Interest income
Loans	$759,877	$540,138	$504,480
U.S. Treasury and government sponsored entities securities	21,037	20,750	12,502
Mortgage-backed securities	12	12	61
Other investment securities	8,260	6,810	5,407

Total interest income	789,186	567,710	522,450

Interest expense
Deposits	270,062	152,258	161,825
Federal Home Loan Bank advances and other borrowings	143,230	83,651	59,477
Senior notes	13,184	6,881	-
Junior subordinated debentures	-	7,033	12,535

Total interest expense	426,476	249,823	233,837

Net interest income	362,710	317,887	288,613
Provision for (reduction of) loan losses	2,263	2,895	(3,718)

Net interest income after provision for (reduction of) loan losses	360,447	314,992	292,331

Other income, net
Loan and deposit related fees	110,159	60,539	53,076
Real estate and joint ventures held for investment, net	6,734	13,902	9,835
Secondary marketing activities:
Loan servicing income (loss), net	2,059	(19,225)	(27,060)
Net gains on sales of loans and mortgage-backed securities	119,961	54,443	61,436
Net gains on sales of mortgage servicing rights	1,000	616	23
Net losses on trading securities	-	-	(10,449)
Net gains (losses) on sales of investment securities	28	(16,103)	8
Litigation award	1,767	-	2,851
Loss on extinguishment of debt	-	(4,111)	-
Other	1,887	1,324	1,222

Total other income, net	243,595	91,385	90,942

Operating expense
Salaries and related costs	153,749	148,221	134,610
Premises and equipment costs	32,271	33,980	32,261
Advertising expense	6,068	5,525	3,712
SAIF insurance premiums and regulatory assessments	3,795	3,151	3,205
Professional fees	1,208	1,828	2,383
Other general and administrative expense	36,556	37,061	31,828

Total general and administrative expense	233,647	229,766	207,999
Net operation of real estate acquired in settlement of loans	(96)	(256)	(929)

Total operating expense	233,551	229,510	207,070

Income before income taxes	370,491	176,867	176,203
Income taxes	153,057	69,205	74,462

Net income	$217,434	$107,662	$101,741

Per share information
Basic	$7.80	$3.86	$3.64
Diluted	$7.80	$3.85	$3.64
Cash dividends declared and paid	$0.40	$0.40	$0.36
Weighted average shares outstanding
Basic	27,853,783	27,919,586	27,928,722
Diluted	27,883,251	27,948,179	27,963,449

See accompanying notes to consolidated financial statements.

Page 75	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,

(In Thousands)	2005	2004	2003

Net income	$217,434	$107,662	$101,741

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	(5,683)	44	(207)
Mortgage-backed securities available for sale, at fair value	(1)	(4)	(21)
Reclassification of realized amounts included in net income	(17)	(621)	(5)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	583	1,682	996
Reclassification of realized amounts included in net income	(608)	(1,590)	1,466

Total other comprehensive income (loss), net of income taxes (benefits)	(5,726)	(489)	2,229

Comprehensive income	$211,708	$107,173	$103,970

Consolidated Statements of Stockholders’ Equity

			Accumulated
		Additional	Other
(Dollars in Thousands, Except Per	Common	Paid-in	Comprehensive	Retained	Treasury
Share Data)	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balances at December 31, 2002	282	93,792	(1,422)	742,622	(12,170)	823,104
Cash dividends, $0.36 per share	-	-	-	(10,056)	-	(10,056)
Unrealized losses on securities
available for sale	-	-	(233)	-	-	(233)
Unrealized gains on cash flow hedges	-	-	2,462	-	-	2,462
Net income	-	-	-	101,741	-	101,741

Balances at December 31, 2003	282	93,792	807	834,307	(12,170)	917,018
Cash dividends, $0.40 per share	-	-	-	(11,172)	-	(11,172)
Unrealized losses on securities
available for sale	-	-	(581)	-	-	(581)
Unrealized gains on cash flow hedges	-	-	92	-	-	92
Exercise of stock options	-	-	-	(746)	1,589	843
Purchase of treasury stock	-	-	-	-	(6,211)	(6,211)
Net income	-	-	-	107,662	-	107,662

Balances at December 31, 2004	$282	$93,792	$318	$930,051	$(16,792)	$1,007,651
Cash dividends, $0.40 per share	-	-	-	(11,140)	-	(11,140)
Unrealized loss on securities
available for sale	-	-	(5,701)	-	-	(5,701)
Unrealized losses on cash flow hedges	-	-	(25)	-	-	(25)
Net income	-	-	-	217,434	-	217,434

Balances at December 31, 2005	$282	$93,792	$(5,408)	$1,136,345	$(16,792)	$1,208,219

See accompanying notes to consolidated financial statements.

Page 76	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$217,434	$107,662	$101,741
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	12,657	16,196	15,477
Amortization	97,007	74,015	71,762
Provision for (reduction of) losses on loans, real estate acquired in settlement of loans, investments in real estate and joint ventures,
mortgage servicing rights and other assets	(25)	19,762	9,029
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights, trading and investment securities, real estate and
other assets	(123,561)	(50,546)	(69,527)
Interest capitalized on loans (negative amortization)	(134,733)	(22,949)	(8,531)
Federal Home Loan Bank stock dividends	(10,325)	(5,804)	(5,526)
Loans originated and purchased for sale	(7,715,200)	(6,783,718)	(6,223,868)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	8,443,214	5,934,588	6,611,710
Proceeds from sales of mortgage servicing rights	-	62,279	23
Other, net	(137,295)	(100,907)	(88,654)

Net cash provided by (used for) operating activities	649,173	(749,422)	413,636

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury, government sponsored entities and other investment
securities available for sale	-	1,527,035	15,275
Loans originated for investment	-	983,014	3,663
Wholly owned real estate and real estate acquired in settlement
of loans	14,417	29,004	24,102
Federal Home Loan Bank stock	91,455	-	-
Redemption of common securities in Downey Financial Capital Trust I	-	3,711	-
Proceeds from maturities or calls of U.S. Treasury, government
sponsored entities and other investment securities available for sale	29,555	673,931	656,724
Purchase of:
U.S. Treasury, government sponsored entities and other investment
securities available for sale	(168,803)	(2,025,088)	(899,522)
Loans held for investment	(62,527)	(238,444)	(705,887)
Premises and equipment	(20,141)	(14,470)	(15,298)
Federal Home Loan Bank stock	(17,361)	(114,720)	-
Originations of loans held for investment (net of refinances of $695,217 for the year ended December 31, 2005, $636,459 for
the year ended December 31, 2004 and $389,360 for the year ended
December 31, 2003)	(6,628,854)	(8,046,161)	(3,930,536)
Principal payments on loans held for investment and mortgage-backed
securities available for sale	5,021,687	3,934,195	4,824,628
Net change in undisbursed loan funds	(48,218)	217,589	50,190
Investments in real estate held for investment	(267)	(29,380)	(4,332)
Other, net	4,992	3,337	3,866

Net cash provided by (used for) investing activities	(1,784,065)	(3,096,447)	22,873

See accompanying notes to consolidated financial statements.

Page 77	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,

(In Thousands)	2005	2004	2003

Cash flows from financing activities
Net increase (decrease) in deposits	$2,218,870	$1,364,220	$(944,592)
Proceeds from FHLB advances and other borrowings	33,167,675	22,862,169	11,680,361
Repayments of FHLB advances and other borrowings	(34,160,425)	(20,423,430)	(11,175,134)
Proceeds from the issuance of senior notes	-	197,844	-
Redemption of junior subordinated debentures	-	(123,711)	-
Purchase of treasury stock	-	(6,211)	-
Proceeds from reissuance of treasury stock for exercise of
stock options	-	843	-
Cash dividends	(11,140)	(11,172)	(10,056)
Other, net	(9,194)	(8,348)	-

Net cash provided by (used for) financing activities	1,205,786	3,852,204	(449,421)

Net increase (decrease) in cash and cash equivalents	70,894	6,335	(12,912)
Cash and cash equivalents at beginning of period	119,502	113,167	126,079

Cash and cash equivalents at end of period	$190,396	$119,502	$113,167

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$409,807	$243,094	$234,478
Income taxes	143,991	20,907	44,142
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	31,912	18,071	10,929
Loans transferred from held for investment to held for sale	330	995,696	3,655
Loans exchanged for mortgage-backed securities	1,029,223	1,796,201	5,642,483
Real estate acquired in settlement of loans	1,939	3,415	14,429
Loans to facilitate the sale of real estate acquired in settlement
of loans	126	98	5,973

See accompanying notes to consolidated financial statements.

Page 78	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005, 2004 and 2003

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

Business

Downey provides a full range of financial services to individual and corporate customers and engages in real estate development activities, primarily in California. Downey is subject to competition from other financial institutions. Downey is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for losses on loans, real estate and mortgage servicing rights ("MSRs"), the valuation of interest rate lock commitments and prepayment reserves related to sales of loans and MSRs. Management believes that the allowances established for losses on loans, real estate and MSRs are adequate, that the valuations of interest rate lock commitments are reasonable and that the prepayment reserves are sufficient. While management uses available information to recognize losses on loans, real estate and MSRs, to value interest rate lock commitments and to review adequacy of prepayment reserves, future changes to the allowances, valuations or prepayment reserves may be necessary based on changes in economic conditions, including market interest rates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey’s allowances for losses on loans, real estate and MSRs, valuation of interest rate lock commitments and prepayment reserves. Such agencies may require Downey to recognize changes to the allowances, valuations or prepayment reserves based on their judgments about information available to them at the time of their examination.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit with maturities of three months or less and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Mortgage-Backed Securities Purchased Under Resale Agreements, U.S. Treasury Securities and Government Sponsored Entity Obligations, Other Investment Securities, Municipal Securities and Mortgage-Backed Securities

Downey has established written guidelines and objectives for its investing activities. At the time of purchase of a mortgage-backed security purchased under resale agreement, U.S. Treasury security and government sponsored entity obligation, other investment security, municipal security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey’s investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

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

Downey monitors its available-for-sale investment portfolio for impairment. Many factors are considered in determining whether the impairment is deemed to be other than temporary, including, but not limited to, the length of time the security has had a market value less than the cost basis, the severity of the loss, the intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

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

Loans Held for Sale

Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or fair value, determined on an aggregate basis. Effective with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the carrying amount includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of commitment to the date of funding. Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value. If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the allowance for loan losses.

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

Loans Held for Investment

Loans are recorded at cost, net of discounts and premiums, undisbursed loan proceeds, net deferred fees and costs and the allowance for loan losses.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems adequate to cover inherent losses at the balance sheet date. Downey has implemented and adheres to an internal asset review system and loan loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. In determining the allowance for loan losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, generally, Downey reviews all loans under $5 million by analyzing their performance and composition of collateral as a whole because of their relatively homogeneous nature. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to loans with no well-defined deficiency or weakness and are determined by applying against such loans loss factors for each major loan category that consider past loss experience and loan duration. Allocated allowances relate to loans with well-defined deficiencies or weaknesses and are generally determined by loss factors that consider past loss experience for such loans or are determined by the excess of the recorded investment in the loan over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other loss factors such as prevailing and forecasted economic conditions.

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

In the opinion of management, and in accordance with the loan loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable loan losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific loans are considered uncollectible or are transferred to real estate owned and the fair value of the property is less than the loan balance. Recoveries are credited to the allowance.

Page 82	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Loan Servicing

Downey services and sub-services mortgage loans for investors. Fees earned for servicing loans owned by investors are reported as income when the related mortgage loan payments are collected. Fees earned for sub-servicing are recorded on an accrual basis. Loan servicing costs are charged to expense as incurred.

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

Premises and Equipment

Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are 15 years. The estimated useful life for furniture, fixtures and equipment, including computer equipment and software, is 3-10 years.

Impairment of Long-Lived Assets

Downey reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Stock Option Plan

Downey records compensation expense on the date of grant only if the current market price of the underlying stock exceeded the exercise price rather than recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore for the years 2005, 2004 and 2003, Downey’s net income and income per share would not have been reduced.

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

Accounting for employee-stock-ownership-plan transaction ("ESOP’s") will continue to be accounted for in accordance with SOP 93-6, "Employers’ Accounting for Employee Stock Ownership Plans." SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R is effective for Downey beginning January 1, 2006. It is not expected that SFAS 123R will have a material financial impact on Downey, unless a new stock option plan is implemented and a significant number of new options are granted, as the prior plan expired in 2004.

Statement of Financial Accounting Standards No. 153

Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"), require exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, APB Opinion No. 29, "Accounting for Nonmonetary Transactions," required that the accounting for an exchange of a productive asset for a similar productive asset should be based on the recorded amount of the asset relinquished with no gain recognition. SFAS 153 is effective for Downey for nonmonetary asset exchanges occurring January 1, 2006 and later and is to be applied prospectively. SFAS 153 is not expected to have a material financial impact on Downey.

Statement of Financial Accounting Standards No. 154

Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), replaces APB No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Changes in Interim Financial Statements." APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning January 1, 2006 for Downey. SFAS 154 is not expected to have a material financial impact on Downey.

Emerging Issues Task Force Issue No. 03-1

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  Downey adopted the disclosure requirements in 2004.  In March 2004, the EITF reached a consensus, which approved an impairment model for debt and equity securities.  In FASB Staff Position ("FSP") 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.

Page 85	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

In November 2005, FSP FAS No. 115-1 and FAS No. 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued.  This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value."  This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples.  The guidance in this FSP for Downey shall be applied to reporting periods beginning after January 1, 2006.  Downey believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

(2) U.S. Treasury, Government Sponsored Entities and Other Investment Securities Available for Sale

The amortized cost and estimated fair value of U.S. Treasury securities, government sponsored entity obligations and other investment securities available for sale are summarized as follows:

		Gross	Gross	Estimated
Amortized		Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$-	$-	$-	$-
Government sponsored entities securities	635,459	8	9,218	626,249
Other investment securities	64	-	-	64

December 31, 2005	$635,523	$8	$9,218	$626,313

U.S. Treasury securities	$-	$-	$-	$-
Government sponsored entities securities	496,275	748	79	496,944
Other investment securities	65	-	-	65

December 31, 2004	$496,340	$748	$79	$497,009

At December 31, 2005, 80% of Downey’s securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from March 2006 to December 2012. In addition, at December 31, 2005, all of these investment securities contained call provisions ranging from January 2006 to September 2014.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2005 are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Government sponsored entities
securities	484,955	7,361	116,286	1,858	601,241	9,219
Other investment securities	-	-	-	-	-	-

Total temporarily impaired securities	$484,955	$7,361	$116,286	$1,858	$601,241	$9,219

The temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay. Accordingly, Downey has not recognized the temporary impairment in earnings.

Page 86	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The amortized cost and estimated fair value of U.S. Treasury securities, government sponsored entity obligations and other investment securities available for sale at December 31, 2005, by contractual maturity, are shown below.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$17,488	$17,430
Due after one year through five years	141,817	140,626
Due after five years through ten years	476,154	468,193
Due after ten years	64	64

Total	$635,523	$626,313

Proceeds and gross realized gains and losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of U.S. Treasury securities, government sponsored entity obligations and other investment securities available for sale are recorded using the specific identification method and are summarized as follows:

(In Thousands)	2005	2004	2003

Proceeds	$-	$1,527,035	$15,275

Gross realized gains	$-	$4,916	$8

Gross realized losses	$-	$21,494	$-

In 2005, gains of $28,000 were realized on called securities with proceeds of $30 million. Net unrealized losses on investment securities available for sale were recognized in stockholders’ equity as accumulated other comprehensive income (loss) in the amount of $9.2 million, or $5.3 million net of income taxes, at December 31, 2005, compared to net unrealized gains of $0.7 million, or $0.4 million net of income taxes, at December 31, 2004.

(3) Loans and Mortgage-Backed Securities Purchased Under Resale Agreements

There were no loans and mortgage-backed securities purchased under resale agreements in either 2005 or 2004.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated fair value of the mortgage-backed securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

December 31, 2005:
Non-government sponsored entities certificates	$278	$-	$1	$277

Total	$278	$-	$1	$277

December 31, 2004:
Non-government sponsored entities certificates	$303	$1	$-	$304

Total	$303	$1	$-	$304

Net unrealized gains on mortgage-backed securities available for sale recognized in stockholders’ equity as accumulated other comprehensive income was less than $1,000 at both at December 31, 2005 and 2004.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Proceeds and gross realized gains and losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of mortgage-backed securities available for sale are recorded using the specific identification method and are summarized as follows:

(In Thousands)	2005	2004	2003

Proceeds	$1,035,461	$1,800,927	$5,680,924

Gross realized gains	$8,261	$14,825	$67,838

Gross realized losses	$887	$2,522	$9,652

(5) Loans

Loans are summarized as follows:

	December 31,

(In Thousands)	2005	2004

Held for investment:
Loans secured by real estate:
Residential:
One-to-four units	$13,615,779	$11,509,067
One-to-four units – subprime	1,058,911	1,254,452
Five or more units	69,531	96,587
Commercial real estate	28,791	32,678
Construction	82,379	67,519
Land	23,630	25,569
Non-mortgage:
Commercial	3,981	4,997
Automobile	116	858
Other consumer	280,591	283,798

Total loans held for investment	15,163,709	13,275,525
Increase (decrease) for:
Undisbursed loan funds	(51,838)	(49,089)
Net deferred costs and premiums	285,729	232,277
Allowance for losses	(35,915)	(34,714)

Total loans held for investment, net	$15,361,685	$13,423,999

Held for sale:
Loans secured by real estate:
Residential one-to-four units	$459,081	$1,122,534
Other consumer	-	-
Capitalized basis adjustment (a)	(434)	(4,059)

Total loans held for sale, net	$458,647	$1,118,475

(a) Reflected the change in fair value of the interest rate lock derivative from the commitment date to the date of funding.

At December 31, 2005, approximately 90% of the real estate securing Downey’s loans was located in California.

The combined weighted average interest yield on loans held for investment and sale was 6.10% and 4.67% at December 31, 2005 and 2004, respectively, and averaged 4.91%, 4.22% and 4.83% during 2005, 2004 and 2003, respectively.

Page 88	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Most of Downey’s adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments. At December 31, 2005, loans subject to negative amortization represented 91% of Downey’s one-to-four unit residential portfolio held for investment, of which $133 million represented the amount of negative amortization included in the loan balance. This compares to 82% and $37 million, respectively, at December 31, 2004. During 2005, approximately 18% of our loan interest income represented negative amortization, up from 4% in 2004 and 2% in 2003. At origination, these loans had a weighted average loan-to-value ratio of 72%.

A summary of activity in the allowance for loan losses for loans held for investment during 2005, 2004 and 2003 follows:

					Not
	Real			Other	Specifically
(In Thousands)	Estate	Commercial	Automobile	Consumer	Allocated	Total

Balance at December 31, 2002	$30,507	$586	$100	$1,006	$2,800	$34,999
Provision for (reduction of)
loan losses	(4,109)	(106)	(12)	509	-	(3,718)
Charge-offs	(850)	(20)	(54)	(215)	-	(1,139)
Recoveries	164	-	4	20	-	188

Balance at December 31, 2003	25,712	460	38	1,320	2,800	30,330
Provision for (reduction of)
loan losses	1,596	(9)	(15)	1,323	-	2,895
Charge-offs	(206)	-	(22)	(155)	-	(383)
Recoveries	1,845	-	12	15	-	1,872

Balance at December 31, 2004	28,947	451	13	2,503	2,800	34,714
Provision for (reduction of)
loan losses	2,224	(2)	(1)	42	-	2,263
Charge-offs	(903)	(428)	(9)	(160)	-	(1,500)
Recoveries	410	-	-	28	-	438

Balance at December 31, 2005	$30,678	$21	$3	$2,413	$2,800	$35,915

Net charge-offs represented 0.01% of average loans in both 2005 and 2003, while net recoveries represented 0.01% of average loans in 2004.

There were no impaired loans at December 31, 2005. All impaired loans at December 31, 2004 and 2003 were secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

	Carrying	Specific	Net
(In Thousands)	Value	Allowance	Balance

December 31, 2005:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	-	-	-

Total impaired loans	$-	$-	$-

December 31, 2004:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	2,750	-	2,750

Total impaired loans	$2,750	$-	$2,750

December 31, 2003:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	12,485	-	12,485

Total impaired loans	$12,485	$-	$12,485

Page 89	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The average recorded investment in impaired loans totaled $0.6 million and $10 million in 2005 and 2004, respectively. Total interest recognized on the impaired loan portfolio was $0.1 million, $0.8 million and $1.4 million in 2005, 2004 and 2003, respectively, which is virtually the same for interest recognized on a cash basis over the periods mentioned.

The aggregate amount of non-accrual loans that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $34 million and $32 million at December 31, 2005 and 2004, respectively. Downey had virtually no commitments to lend additional funds to borrowers whose loans were on non-accrual status. At December 31, 2005 and 2004, Downey had no troubled debt restructurings.

Interest due on non-accrual loans, but excluded from interest income, was approximately $1.2 million at December 31, 2005, compared to $1.1 million at December 31, 2004 and $1.5 million at December 31, 2003.

Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At both December 31, 2005 and 2004, the Bank had extended loans to one director and his associates totaling $21 million. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2005 and 2004:

(In Thousands)	2005	2004

Balance at beginning of period	$21,341	$19,546
Additions	948	3,584
Repayments	(948)	(1,789)

Balance at end of period	$21,341	$21,341

(6) Investments in Real Estate and Joint Ventures

Investments in real estate and joint ventures are summarized as follows:

	December 31,

(In Thousands)	2005	2004

Gross investments in real estate (a)	$27,098	$36,756
Accumulated depreciation	(2,997)	(5,558)
Allowance for losses	(103)	(1,436)

Investments in real estate	23,998	29,762

Equity in joint ventures	25,346	25,649
Joint venture valuation allowance	-	-

Investments in joint ventures	25,346	25,649

Total investments in real estate and joint ventures	$49,344	$55,411

(a) Included $4 million invested in community development funds in 2005 and 2004.

Page 90	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of less than $1 million at December 31, 2005:

(In Thousands)	California	Arizona	Total

Shopping centers	$914	$18	$932
Residential (a)	29,628	-	29,628
Land	13,188	5,596	18,784

Total real estate before general valuation allowance	$43,730	$5,614	49,344
General valuation allowance			-

Net investment in real estate and joint ventures			$49,344

(a) Included $4 million invested in community development funds.

A summary of real estate and joint venture operations included in Downey’s results of operations is as follows:

(In Thousands)	2005	2004	2003

Wholly owned operations:
Rental operations:
Rental income	$2,083	$2,336	$2,576
Costs and expenses	(741)	(1,322)	(1,363)

Net rental operations	1,342	1,014	1,213
Net gains on sales of wholly owned real estate	477	5,657	3,317
(Provision for) reduction of losses on real estate	1,333	-	(528)

Total wholly owned operations	3,152	6,671	4,002

Joint venture operations:
Equity in net income from joint ventures	3,582	7,231	5,833
Provision for losses provided by DSL Service Company	-	-	-

Total joint venture operations	3,582	7,231	5,833

Total	$6,734	$13,902	$9,835

Activity in the allowance for losses on investments in real estate and joint ventures for 2005, 2004 and 2003 is as follows:

	Real Estate	Shopping
	Held for	Centers	Investments
	or Under	Held for	In Joint
(In Thousands)	Development	Investment	Ventures	Total

Balance at December 31, 2002	$103	$805	$-	$908
Provision for estimated losses	-	528	-	528
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2003	103	1,333	-	1,436
Provision for estimated losses	-	-	-	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2004	103	1,333	-	1,436
Reduction of estimated losses	-	(1,333)	-	(1,333)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Transfers	-	-	-	-

Balance at December 31, 2005	$103	$-	$-	$103

Page 91	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed financial information of joint ventures reported on the equity method is as follows:

Condensed Combined Balance Sheets - Joint Ventures

	December 31,

(In Thousands)	2005	2004

Assets
Cash	$12,678	$23,325
Projects under development	77,618	53,065
Other assets	1,282	1,688

	$91,578	$78,078

Liabilities and Equity
Liabilities:
Notes payable	$57,661	$43,870
Other	8,167	6,966
Equity:
DSL Service Company (a)	25,346	25,649
Other partners (b)	404	1,593

Net equity	25,750	27,242

	$91,578	$78,078

(a) Included in these amounts are priority payments from joint ventures to DSL Service Company.
(b) The aggregate other partners’ equity of less than $1 million and $2 million at December 31, 2005 and 2004, respectively, represents their equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of depreciation and funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey’s internal asset review process, the fair value of the joint venture real estate assets, net of secured notes payable to others, is compared to the partners’ equity investment. To the extent the fair value of the real estate assets is less than the partners’ equity investment, a provision is made to create a valuation allowance for DSL’s share of the loss. No valuation allowance was required at both December 31, 2005 and 2004.

Condensed Combined Statements of Operations - Joint Ventures

(In Thousands)	2005	2004	2003

Real estate sales:
Sales	$33,243	$32,966	$52,495
Cost of sales	(26,707)	(21,886)	(44,519)

Net gains on sales	6,536	11,080	7,976

Rental operations:
Rental income	-	-	-
Operating expenses	-	-	(84)
Interest, depreciation and other expenses	(80)	(473)	9

Net loss on rental operations	(80)	(473)	(75)

Net income	6,456	10,607	7,901
Less other partners’ share of net income	2,874	3,376	2,068

DSL Service Company’s share of net income	3,582	7,231	5,833
Provision for losses provided by DSL Service Company	-	-	-

DSL Service Company’s share of net income	$3,582	$7,231	$5,833

Page 92	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(7) Real Estate Acquired in Settlement of Loans

The type and amount of real estate acquired in settlement of loans is summarized as follows:

	December 31,

(In Thousands)	2005	2004

Residential one-to-four units	$627	$1,733
Residential one-to-four units – subprime	281	822

Total real estate acquired in settlement of loans	$908	$2,555

A summary of net operation of real estate acquired in settlement of loans included in Downey’s results of operations follows:

(In Thousands)	2005	2004	2003

Net gains on sales	$(438)	$(603)	$(2,026)
Net operating expense	126	239	753
Provision for estimated losses	216	108	344

Net operations of real estate acquired in settlement of loans	$(96)	$(256)	$(929)

(8) Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,

(In Thousands)	2005	2004

Land	$27,436	$26,872
Building and improvements	104,501	103,453
Furniture, fixtures and equipment	102,324	101,931
Construction in progress	4,973	2,128
Other	107	107

Total premises and equipment	239,341	234,491
Accumulated depreciation	(129,767)	(128,253)

Total premises and equipment, net	$109,574	$106,238

The associated depreciation expense was $12.3 million for 2005 and $15.6 million for 2004. Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend. Rental expense was $5.3 million in 2005, $4.8 million in 2004 and $4.5 million in 2003. The following table summarizes future minimum rental commitments under noncancelable leases.

(In Thousands)

2006	$4,896
2007	3,741
2008	2,850
2009	2,036
2010	992
Thereafter (a)	1,663

Total future lease commitments	$16,178

(a) There are no lease commitments beyond the year 2015, though options to renew at that time are available.

Page 93	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(9) Federal Home Loan Bank Stock

The Bank’s required investment in FHLB stock, carried at cost, based on December 31, 2005 financial data, was $168 million. The investment in FHLB stock amounted to $180 million and $244 million at December 31, 2005 and 2004, respectively. A new capital plan of the FHLB was approved by the Federal Housing Finance Board and was implemented on April 1, 2004. Each member is required to own a minimum stock amount equal to the greater of 1% of membership asset value (capped at $25 million) or 4.7% of FHLB advances.

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

(11) Mortgage Servicing Rights

The following table summarizes the activity in MSRs and its related allowance for the years indicated and other related financial data:

(Dollars in Thousands)	2005	2004	2003

Gross balance at beginning of period	$20,502	$95,183	$90,584
Additions	6,424	31,991	61,110
Amortization	(5,156)	(17,789)	(24,774)
Sales	(101)	(61,663)	-
Impairment write-down	(512)	(27,220)	(31,737)

Gross balance at end of period	21,157	20,502	95,183

Allowance balance at beginning of period	2,538	13,008	32,855
Provision for (reduction of) impairment	(1,171)	16,750	11,890
Impairment write-down	(512)	(27,220)	(31,737)

Allowance balance at end of period	855	2,538	13,008

Total mortgage servicing rights, net	$20,302	$17,964	$82,175

As a percentage of associated mortgage loans	0.86%	0.86%	0.89%
Estimated fair value (a)	20,351	17,968	82,314
Weighted average expected life (in months)	47	53	59
Custodial account earnings rate	4.46%	2.69%	1.65%
Weighted average discount rate	9.32	9.03	8.95

At period end
Mortgage loans serviced for others:
Total	$5,292,253	$6,672,984	$9,313,948
With capitalized mortgage servicing rights: (a)
Amount	2,362,539	2,100,452	9,268,308
Weighted average interest rate	5.60%	5.59%	5.79%
Total loans sub-serviced without mortgage servicing rights: (b)
Term – less than six months	123,552	610,263	-
Term – indefinite	2,785,090	3,931,483	-

Custodial account balances	$117,451	$143,765	$232,562

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$1,778	$1,138	$(770)	$2,269
Reduction of (increase in) valuation allowance	424	719	(753)	777

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(5,560)	(1,175)	775	(6,680)
Reduction of (increase in) valuation allowance	(5,511)	(1,141)	690	(6,631)

(a) The weighted-average expected life of the MSRs portfolio becomes 55 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 27 months.

The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the years indicated:

(In Thousands)	2005	2004	2003

Net cash servicing fees	$7,091	$20,945	$21,215
Payoff and curtailment interest cost (a)	(1,047)	(5,631)	(11,611)
Amortization of mortgage servicing rights	(5,156)	(17,789)	(24,774)
(Provision for) reduction of impairment of mortgage servicing rights	1,171	(16,750)	(11,890)

Total loan servicing income (loss), net	$2,059	$(19,225)	$(27,060)

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(12) Other Assets

Other assets are summarized as follows:

	December 31,

(In Thousands)	2005	2004

Accrued interest receivable	$67,997	$48,961
Commitments to invest in community development funds	10,720	-
Prepaid expenses	6,277	4,100
Loan forward sales contracts	1,619	87
Interest rate lock commitments	279	1,957
Excess of purchase price over fair value of
assets acquired and liabilities assumed, net (a)	3,150	3,150
Other	7,017	5,483

Total other assets	$97,059	$63,738

(a) No impairment existed at December 31, 2005 or 2004.
(13) Deposits

Deposits are summarized as follows:

	December 31,

	2005		2004

	Weighted		Weighted
	Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$705,077	-%	$601,588
Interest-bearing checking (a)	0.30	529,133	0.33	534,775
Money market	1.05	164,192	1.05	158,519
Regular passbook	1.04	1,816,635	1.12	2,813,078

Total transaction accounts	0.69	3,215,037	0.85	4,107,960
Certificates of deposit:
Less than 2.00%	1.68	86,992	1.59	912,234
2.00-2.49	2.41	147,632	2.38	3,003,000
2.50-2.99	2.78	215,297	2.80	495,119
3.00-3.49	3.27	1,001,901	3.19	327,552
3.50-3.99	3.78	4,114,751	3.84	94,611
4.00-4.49	4.17	2,622,618	4.26	257,369
4.50-4.99	4.81	455,192	4.83	424,937
5.00 and greater	5.17	17,428	5.62	35,196

Total certificates of deposit	3.83	8,661,811	2.66	5,550,018

Total deposits	2.98%	$11,876,848	1.89%	$9,657,978

(a) Included amounts swept into money market accounts.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $3.6 billion and $2.1 billion at December 31, 2005 and 2004, respectively.

Page 96	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

At December 31, 2005, scheduled maturities of certificates of deposit are as follows:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2006	3.78%	$7,541,678
2007	4.29	739,398
2008	3.60	161,570
2009	3.81	85,964
2010	4.32	133,201
Thereafter	-	-

Total	3.83%	$8,661,811

The weighted average cost of deposits averaged 2.46%, 1.67% and 1.84% during 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, public funds totaled $1.7 million and $1.5 million, respectively, and were secured by mortgage loans with a carrying value of approximately $3 million and $2 million, respectively.

Interest expense on deposits by type is summarized as follows:

(In Thousands)	2005	2004	2003

Interest-bearing checking (a)	$1,886	$2,007	$1,164
Money market	1,679	1,539	1,485
Regular passbook	23,732	38,458	53,109
Certificate accounts	242,765	110,254	106,067

Total deposit interest expense	$270,062	$152,258	$161,825

(a) Included amounts swept into money market deposit accounts.

Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $1.3 million at December 31, 2005 and less than $1 million at December 31, 2004.

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized as follows:

(Dollars in Thousands)	2005	2004	2003

Balance at year end	$-	$-	$-
Average balance outstanding during the year	-	155,204	-
Maximum amount outstanding at any month-end during the year	-	507,027	-
Weighted average interest rate during the year	-%	0.87%	-%

The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various dates of sale.

Page 97	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(15) Federal Home Loan Bank Advances

FHLB advances are summarized as follows:

(Dollars in Thousands)	2005	2004	2003

Balance at year end (a)	$3,557,515	$4,559,622	$2,125,150
Average balance outstanding during the year	4,068,551	3,395,547	1,488,723
Maximum amount outstanding at any month-end during the year	5,093,874	4,698,051	2,125,150
Weighted average interest rate during the year (a)	3.52%	2.42%	3.98%
Weighted average interest rate at year end (a)	4.71	2.77	3.08
Year-end loans securing advances	$4,206,235	$5,374,176	$2,442,239

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

In addition to the collateral securing existing advances, Downey had an additional $2.3 billion in loans available at the FHLB as collateral for any future advances as of December 31, 2005.

FHLB advances have the following maturities at December 31, 2005:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2006	4.40%	$3,051,300
2007	5.01	65,000
2008	7.01	412,215
2009 (a)	-	-
2010	-	-
Thereafter	4.03	29,000

Total	4.71%	$3,557,515

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.
(16) Real Estate Notes

There were no real estate notes payable as of December 31, 2005 and December 31, 2004. During 2004, a long-term real estate note payable of $4 million, which was secured by real estate valued at $7 million, was paid prior to its maturity. The note payable had a fixed interest rate of 6.625% for the first seven years and had adjustments annually thereafter with changes tied to the 1 year CMT index plus 3.15%. The note rate was not to exceed 10.625% and was to mature on May 1, 2013.

(17) Senior Notes

On June 23, 2004, Downey issued $200 million of 6.5% 10-year unsecured senior notes due July 1, 2014. Net proceeds from the sale of the notes, after deducting underwriting discounts and offering expenses, were approximately $198 million. The net proceeds from the issue were used to redeem junior subordinated debentures with the remainder having been used to make a capital investment in the Bank to support its asset growth. The carrying value of the senior notes is at $198 million with an effective interest rate of 6.66%.

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

(19) Income Taxes

Current income tax payables of $1 million and $19 million were recorded at December 31, 2005 and December 31, 2004, respectively.

Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

	December 31,

(In Thousands)	2005	2004

Deferred tax liabilities:
Deferred loan costs	$137,361	$100,793
FHLB stock dividends	24,393	21,260
Tax reserves in excess of base year	7,353	10,531
Deferred loan fees	4,760	5,737
Mortgage servicing rights, net of allowances	7,748	5,115
Equity in joint ventures	3,568	3,234
Depreciation on premises and equipment	1,768	2,724
Unrealized gains on investment securities	-	283

Total deferred tax liabilities	186,951	149,677

Deferred tax assets:
Loan valuation allowances, net of bad debt charge-offs	(16,013)	(16,248)
California franchise tax	(10,667)	(8,134)
Deferred compensation	(1,777)	(1,873)
Fair value adjustment on loans held for sale	(564)	(495)
Real estate and joint venture valuation allowances	(57)	(327)
Derivative instrument adjustment	(68)	(51)
Unrealized losses on investment securities	(3,897)	-
Other deferred income items	(13,441)	(5,133)

Total deferred tax assets	(46,484)	(32,261)
Deferred tax assets valuation allowance	-	-

Net deferred tax liability	$140,467	$117,416

Page 99	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Income taxes are summarized as follows:

(In Thousands)	2005	2004	2003

Federal:
Current	$95,330	$56,092	$24,319
Deferred	17,299	(6,139)	31,018

Total federal income taxes	$112,629	$49,953	$55,337

State:
Current	$30,478	$13,936	$3,260
Deferred	9,950	5,316	15,865

Total state income taxes	$40,428	$19,252	$19,125

Total:
Current	$125,808	$70,028	$27,579
Deferred	27,249	(823)	46,883

Total income taxes	$153,057	$69,205	$74,462

A reconciliation of income taxes to the expected statutory federal corporate income taxes follows:

	2005		2004		2003

(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Expected statutory income taxes	$129,672	35.0%	$61,904	35.0%	$61,671	35.0%
California franchise tax, net of federal income
tax benefit	26,278	7.1	12,514	7.1	12,431	7.1
Settlement of prior year tax return issues	(3,179)	(0.9)	(5,589)	(3.2)	-	-
Increase resulting from other items	286	0.1	376	0.2	360	0.2

Income taxes	$153,057	41.3%	$69,205	39.1%	$74,462	42.3%

The effective tax rates for 2005 and 2004 reflect reductions to federal tax expense of $3.2 million and $5.6 million, respectively, from the settlement of prior-year tax return issues.

Downey made income and franchise tax payments, net of refunds, amounting to $144.0 million, $20.9 million and $44.1 million in 2005, 2004 and 2003, respectively.

Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service has examined Downey’s tax returns for all tax years through 2003, while state taxing authorities have reviewed tax returns through 2000. Downey’s management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

(20) Stockholders’ Equity

Regulatory Capital

The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2005 and 2004.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Downey’s subprime portfolio, pursuant to its definition, represented 81% of Tier 1 capital as of year-end 2005. The OTS notified Downey that as of March 31, 2003, it was required to risk weight the subprime residential loans at 75% versus a 50% risk weighting. This change increased the required regulatory capital associated with subprime loans by one and one-half times that of prime residential loans. Downey is not subject to any other regulatory capital requirements.

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

			Under Prompt Corrective Action Provisions

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2005:
Risk-based capital
(to risk-weighted assets)	$1,336,650	14.93%	$716,353	8.00%	$895,442	10.00%
Core capital
(to adjusted assets)	1,300,752	7.64	510,620	3.00	851,033	5.00
Tangible capital
(to adjusted assets)	1,300,752	7.64	255,310	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	1,300,752	14.53	-	- (a)	537,265	6.00

2004:
Risk-based capital
(to risk-weighted assets)	$1,138,830	13.71%	$664,491	8.00%	$830,614	10.00%
Core capital
(to adjusted assets)	1,104,567	7.09	467,164	3.00	778,607	5.00
Tangible capital
(to adjusted assets)	1,104,567	7.09	233,582	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	1,104,567	13.30	-	- (a)	498,369	6.00

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

As of December 31, 2005, the Bank had the capacity to declare a dividend totaling $382 million subject to filing a notice with the OTS at least 30 days prior to the distribution and the OTS does not communicate an objection.

Page 101	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Treasury Stock

On July 24, 2002, the Board of Directors authorized a share repurchase program of up to $50 million of common stock. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. Shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at Downey’s discretion, and were contingent upon its overall financial condition, as well as market conditions in general. On September 27, 2004, the Board of Directors terminated the stock repurchase program due to significant asset growth. A total of 420,800 shares of common stock were repurchased at an aggregate cost of $43.68 per share. During 2004, 39,561 shares of treasury stock were reissued below cost upon the exercise of Downey stock options at an average exercise price of $21.32.

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

Employee Stock Option Plans

During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan ("LTIP"). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At December 31, 2005, the Bank had 381,239 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

Options outstanding under the LTIP at December 31, 2005 and 2004 are summarized as follows:

Outstanding Options

	Number	Average
	of	Option
	Shares	Price

December 31, 2002	92,475	$23.67
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2003	92,475	23.67
Options granted	-	-
Options exercised	(39,561)	21.32
Options canceled	-	-

December 31, 2004	52,914	25.44
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2005	52,914	$25.44

Page 102	Navigation Links

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

At December 31, 2005, options for 52,914 shares were outstanding at a weighted average remaining contractual life of three years, all of which were exercisable at a weighted average option price per share of $25.44. At December 31, 2004 and 2003, options of 52,914 and 92,475, respectively, were exercisable at a weighted average option price per share of $25.44 and $23.67, respectively.

Downey measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore, for the years 2005, 2004, and 2003, Downey’s net income and income per share would not have been reduced.

(21) Earnings Per Share

Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. A reconciliation of the components used to derive basic and diluted earnings per share for 2005, 2004 and 2003 follows:

	Net	Weighted Average	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Shares Outstanding	Amount

2005:
Basic earnings per share	$217,434	27,853,783	$7.80
Effect of dilutive stock options	-	29,468	-

Diluted earnings per share	$217,434	27,883,251	$7.80

2004:
Basic earnings per share	$107,662	27,919,586	$3.86
Effect of dilutive stock options	-	28,593	0.01

Diluted earnings per share	$107,662	27,948,179	$3.85

2003:
Basic earnings per share	$101,741	27,928,722	$3.64
Effect of dilutive stock options	-	34,727	-

Diluted earnings per share	$101,741	27,963,449	$3.64

There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 103	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(22) Employee Benefit Plans

Retirement and Savings Plan

The Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan ("the Plan") was established as a profit-sharing plan on January 1, 1978 and was originally called the Employees’ Profit-Sharing Plan of Downey Savings and Loan Association. The Plan was amended and restated in its entirety as of October 1, 1997 and July 1, 2002 and was a qualified cash or deferred arrangement under the Internal Revenue Code Sections 401 (a) and 401 (k). The Plan has been amended as of October 1, 2004 and is intended to be a qualified retirement plan under the Internal Revenue Code. Under the Plan, all employees of Downey are eligible to participate provided they complete three months of service, are at least 18 years of age and are not (1) covered by a collective bargaining agreement, (2) a leased employee, (3) a nonresident alien who does not receive any earning income, and (4) an employee within the meaning of Internal Revenue Code Section 401 (c) (3). Participants could contribute up to the lesser of 60% of eligible compensation or $13,000, for 2004. Legislation has increased the deferral limit by $1,000 each year until it reaches $15,000 for 2006 and then thereafter as adjusted by the Secretary of the Treasury. Downey makes a matching contribution to participants that meet the previously mentioned eligibility requirements and that complete one year of service. Downey makes matching contributions equal to 50% of participants’ pre-tax contributions subject to a maximum of 6% per pay period. Downey’s matching contributions made to employees vest at 20% per year after the employee enters the plan.

Prior to October 1, 2004, all employees of Downey were eligible to participate provided they were 18 years of age and had completed one year of service. Participants could contribute up to 60% of their compensation each year, subject to limitations and provisions in the Plan. Downey made matching contributions equal to 50% of participants’ pre-tax contributions subject to a maximum of 6% per pay period.

Downey’s contributions to the Plan totaled $2.1 million for 2005, compared to $1.8 million in 2004 and $1.7 million in 2003 and was recorded in salaries and related costs.

Downey has a Deferred Compensation Plan for key management employees and directors. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. As of December 31, 2005, 106 management employees and eight directors were eligible to participate in the program. During 2005, 14 management employees and no directors elected to defer compensation pursuant to the plan. Downey’s expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception. At December 31, 2005, the associated liability was $2.7 million.

Group Benefit Plan

Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey’s expense for health and welfare benefits was $8.6 million, $8.2 million and $7.2 million in 2005, 2004 and 2003, respectively.

Page 104	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(23) Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

Derivatives

Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the interest rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At December 31, 2005, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $285 million, with a change in fair value resulting in a loss of $0.1 million.

Downey does not generally enter into derivative transactions for purely speculative purposes.

Derivative Hedging Activities

As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At December 31, 2005, the notional amount of loan forward sale contracts amounted to $718 million, with a change in fair value resulting in a gain of $0.8 million, of which $450 million were designated as cash flow hedges. There were no loan forward purchase contracts at December 31, 2005.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At December 31, 2005, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $18 million recorded on the balance sheet in other liabilities and as a decrease to the advances being hedged.

The following table summarizes Downey’s interest rate swap contracts at December 31, 2005:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	4.41%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	4.41	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	4.41	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	4.41	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	December 31,

(In Thousands)	2005	2004

Net gains (losses) on non-qualifying hedge transactions	$3,612	$(2,365)
Net losses on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	3,612	(2,365)
Other comprehensive income (loss)	(25)	92

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments	$285,002	$367,650
Associated loan forward sale contracts	268,321	368,822
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	458,647	1,118,475
Associated loan forward sale contracts	449,923	1,115,636
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000
Associated interest rate swap contracts – pay-variable, receive-fixed	430,000	430,000

Page 106	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

These loan forward sale and swap contracts expose Downey to credit risk in the event of nonperformance by the other parties—primarily government-sponsored enterprises such as Federal National Mortgage Association, securities firms and the FHLB. This risk consists primarily of the termination value of agreements where Downey is in an unfavorable position. Downey controls the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

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

The following is a summary of commitments with off-balance sheet risk:

	December 31,

(In Thousands)	2005	2004

Commitments to originate loans held for investment:
Adjustable	$390,238	$738,102
Undisbursed loan funds and unused lines of credit	409,555	457,815
Commitments to invest in community development funds	-	5,129

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

Other Contractual Obligations

Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. In 2005, Downey recorded a $0.5 million repurchase or indemnification loss related to defects in the origination process and repurchased $5 million of loans in 2005. There were no repurchases or indemnification losses related to

Page 107	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

such defects in 2004. These loan and servicing sale contracts may also contain provisions to refund purchase price premiums to the investor if the loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved less than $1 million at December 31, 2005 and $7 million at December 31, 2004 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of December 31, 2005, Downey’s maximum purchase price premium refund would be $9.9 million.

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

At December 31, 2005, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,541,678	$900,968	$219,165	$-	$8,661,811
FHLB advances and other borrowings	3,051,300	477,215	-	29,000	3,557,515
Senior notes	-	-	-	198,087	198,087
Operating leases	4,896	6,591	3,028	1,663	16,178

Total other contractual obligations	$10,597,874	$1,384,774	$222,193	$228,750	$12,433,591

Litigation

On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff is seeking class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

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

Investment Securities Including U.S. Treasuries, Government Sponsored Entity Obligations and Mortgage-Backed Securities

Fair value is based upon bid prices published in financial newspapers, or bid quotations received from securities dealers or readily available market quote systems.

Loans

Fair values are based on discounting future contractual cash flows using discount rates offered for such loans with similar remaining maturities and credit risk, except for certain residential mortgage loans wherein the fair value is estimated based upon market prices obtained from dealer quotes. The amounts so determined for each category of loans are reduced by the associated allowance for loan losses which thereby takes into consideration changes in credit risk.

Federal Home Loan Bank Stock

Fair value approximates the carrying amounts.

Mortgage Servicing Rights

The fair value of MSRs related to loans serviced for others is determined by computing the present value of the expected net servicing income from the portfolio.

Derivative Assets and Liabilities

Fair values for interest rate lock commitments and loan forward sale and purchase contracts are based on dealer quoted market prices acquired from third parties.

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

Page 109	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Based on the above methods and assumptions, the following table presents the estimated fair value of Downey’s financial instruments:

	December 31, 2005		December 31, 2004

	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount (a)	Fair Value	Amount (a)	Fair Value

Assets:
Cash	$190,396	$190,396	$119,502	$119,502
Federal funds	-	-	-	-
U.S. Treasury, government sponsored entities and
other investment securities available for sale	626,313	626,313	497,009	497,009
Mortgage-backed securities available for sale	277	277	304	304
Loans secured by real estate:
Residential: (b)
Adjustable	15,310,929	15,331,895	13,973,174	14,270,209
Fixed	147,142	149,162	208,767	212,138
Other	82,573	85,925	76,972	80,509
Non-mortgage loans:
Commercial	1,449	1,461	1,481	1,950
Consumer	278,239	280,709	282,080	284,681
Federal Home Loan Bank stock	179,844	179,844	243,613	243,613
Mortgage servicing rights and
loan servicing portfolio (c)	20,302	20,351	17,964	17,968
Interest rate lock commitments (d)	279	3,960	1,957	8,620
Undesignated loan forward sale contracts	671	671	87	87
Designated loan forward sale contracts	947	947	-	-

Liabilities:
Deposits:
Transaction accounts	3,215,037	3,215,037	4,107,960	4,107,960
Certificates of deposit	8,661,811	8,608,727	5,550,018	5,513,844
FHLB advances (e)	3,557,515	3,562,701	4,559,622	4,577,474
Interest rate swap contracts (e)	17,785	17,785	8,428	8,428
Senior notes	198,087	202,120	197,924	208,160
Interest rate lock commitments (d)	397	2,523	-	-
Undesignated loan forward sale contracts	406	406	-	-
Designated loan forward sale contracts	376	376	1,272	1,272

(a) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
(b) Included loans held for sale with capitalized basis adjustment reflecting the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.
(c) The estimated fair value included MSRs acquired prior to January 1, 1996 when Downey began capitalizing the asset.
(d) The carrying value reflected the change in fair value of the interest rate lock derivative from the date of commitment to the end of the period, with an increase in value recorded as an asset with an offsetting gain and a decline in value recorded as a liability with an offsetting loss. The estimated fair value of the derivatives also includes the initial value at interest rate lock and the value of MSRs not to be recognized in the financial statements until the expected loans are sold.
(e) The impact of interest rate swap contracts was included in FHLB advances, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

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

In its joint ventures, DSL Service Company is entitled to a priority return on its equity invested in the project after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. Partnership equity (deficit) accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations.

This segment’s primary sources of revenue are net rental income and gains from the sale of real estate investment assets. This segment’s principal expenses are interest expense and general and administrative expense.

Page 111	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Operating Results and Assets

The following table presents the operating results and selected financial data by major business segments for 2005, 2004 and 2003:

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Year ended December 31, 2005
Net interest income	$362,108	$602	$-	$362,710
Provision for loan losses	2,263	-	-	2,263
Other income	235,647	7,948	-	243,595
Operating expense	230,946	2,605	-	233,551
Net intercompany income (expense)	(93)	93	-	-

Income before income taxes	364,453	6,038	-	370,491
Income taxes	150,570	2,487	-	153,057

Net income	$213,883	$3,551	$-	$217,434

At December 31, 2005
Assets:
Loans and mortgage-backed securities	$15,820,609	$-	$-	$15,820,609
Investments in real estate and joint ventures	-	49,344	-	49,344
Other	1,265,220	28,418	(69,242)	1,224,396

Total assets	17,085,829	77,762	(69,242)	17,094,349

Equity	$1,208,219	$69,242	$(69,242)	$1,208,219

Year ended December 31, 2004
Net interest income (expense)	$318,178	$(291)	$-	$317,887
Provision for loan losses	2,895	-	-	2,895
Other income	76,144	15,241	-	91,385
Operating expense	228,280	1,230	-	229,510
Net intercompany income (expense)	(148)	148	-	-

Income before income taxes	162,999	13,868	-	176,867
Income taxes	63,521	5,684	-	69,205

Net income	$99,478	$8,184	$-	$107,662

At December 31, 2004
Assets:
Loans and mortgage-backed securities	$14,542,778	$-	$-	$14,542,778
Investments in real estate and joint ventures	-	55,411	-	55,411
Other	1,097,534	18,776	(65,691)	1,050,619

Total assets	15,640,312	74,187	(65,691)	15,648,808

Equity	$1,007,651	$65,691	$(65,691)	$1,007,651

Year ended December 31, 2003
Net interest income (expense)	$288,740	$(127)	$-	$288,613
Reduction of loan losses	(3,718)	-	-	(3,718)
Other income	79,084	11,858	-	90,942
Operating expense	206,142	928	-	207,070
Net intercompany income (expense)	169	(169)	-	-

Income before income taxes	165,569	10,634	-	176,203
Income taxes	70,110	4,352	-	74,462

Net income	$95,459	$6,282	$-	$101,741

At December 31, 2003
Assets:
Loans and mortgage-backed securities	$10,396,510	$-	$-	$10,396,510
Investments in real estate and joint ventures	-	35,716	-	35,716
Other	1,237,858	3,503	(27,607)	1,213,754

Total assets	11,634,368	39,219	(27,607)	11,645,980

Equity	$917,018	$27,607	$(27,607)	$917,018

Page 112	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(26) Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data are presented below by quarter for the years ended December 31, 2005 and 2004:

	December 31,	September 30,	June 30,	March 31,
(In Thousands, Except Per Share Data)	2005	2005	2005	2005

Total interest income	$211,942	$199,065	$197,793	$180,386
Total interest expense	124,598	111,750	103,830	86,298

Net interest income	87,344	87,315	93,963	94,088
Provision for (reduction of) loan losses	393	(751)	583	2,038

Net interest income after provision for
(reduction of) loan losses	86,951	88,066	93,380	92,050
Total other income, net	43,836	68,246	75,799	55,714
Total operating expense	58,337	58,708	58,282	58,224

Income before income taxes	72,450	97,604	110,897	89,540
Income taxes	30,561	37,868	46,827	37,801

Net income	$41,889	$59,736	$64,070	$51,739

Net income per share:
Basic	$1.50	$2.14	$2.30	$1.86
Diluted	1.50	2.14	2.30	1.86

Market range:
High bid	$69.22	$80.51	$76.45	$64.86
Low bid	55.71	60.39	57.72	52.84
End of period	68.39	60.90	73.20	61.53

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Total interest income	$166,472	$149,201	$131,242	$120,795
Total interest expense	76,489	67,264	54,631	51,439

Net interest income	89,983	81,937	76,611	69,356
Provision for (reduction of) loan losses	(1,553)	1,186	1,458	1,804

Net interest income after provision for
(reduction of) loan losses	91,536	80,751	75,153	67,552
Total other income, net	48,030	10,222	30,180	2,953
Total operating expense	59,204	58,051	57,235	55,020

Income before income taxes	80,362	32,922	48,098	15,485
Income taxes	33,943	8,412	20,277	6,573

Net income	$46,419	$24,510	$27,821	$8,912

Net income per share:
Basic	$1.67	$0.88	$0.99	$0.32
Diluted	1.66	0.88	0.99	0.32

Market range:
High bid	$59.34	$56.18	$54.40	$55.27
Low bid	53.10	50.92	47.50	47.50
End of period	57.00	54.96	53.25	52.90

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

Condensed Balance Sheets

	December 31,

(In Thousands)	2005	2004

Assets
Cash	$11	$10
Due from Bank – interest bearing	43,740	32,167
Investment in subsidiaries:
Bank	1,368,957	1,174,469
Downey Affiliated Insurance Agency	222	218
Other assets	532	6,263

	$1,413,462	$1,213,127

Liabilities and Stockholders’ Equity
Senior notes	$198,087	$197,924
Accounts payable and accrued expenses	7,156	7,552

Total liabilities	205,243	205,476
Stockholders’ equity	1,208,219	1,007,651

	$1,413,462	$1,213,127

Condensed Statements of Income and Other Comprehensive Income

	Years Ended December 31,

(In Thousands)	2005	2004	2003

Income
Dividends from the Bank	$25,100	$23,542	$21,984
Interest income	1,172	1,066	704
Loss on extinguishment of debt	-	(4,111)	-
Other income	74	299	439

Total income	26,346	20,796	23,127

Expense
Interest expense	13,184	13,914	12,535
General and administrative expense	1,424	1,359	1,116

Total expense	14,608	15,273	13,651

Income before income taxes and equity in undistributed
net income of subsidiaries	11,738	5,523	9,476
Income tax benefit	5,478	7,387	5,128

Income before equity in undistributed net income
of subsidiaries	17,216	12,910	14,604
Equity in undistributed net income of subsidiaries	200,218	94,752	87,137

Net income	217,434	107,662	101,741

Other comprehensive income (loss), net of
income taxes (benefits) of subsidiaries	(5,726)	(489)	2,229

Comprehensive income	$211,708	$107,173	$103,970

Page 114	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$217,434	$107,662	$101,741
Equity in undistributed net income of subsidiaries	(200,218)	(94,752)	(87,137)
Amortization	163	80	-
Increase (decrease) in liabilities	(396)	5,982	386
(Increase) decrease in other, net	5,731	(1,502)	98

Net cash provided by operating activities	22,714	17,470	15,088

Cash flows from investing activities
Capital contribution to the Bank	-	(117,000)	-
Redemption of common securities in Downey Financial Capital
Trust I	-	3,711	-
(Increase) decrease in due from Bank – interest bearing	(11,573)	38,226	(5,033)

Net cash used for investing activities	(11,573)	(75,063)	(5,033)

Cash flows from financing activities
Proceeds from the issuance of senior notes	-	197,844	-
Redemption of junior subordinated debentures	-	(123,711)	-
Dividends on common stock	(11,140)	(11,172)	(10,056)
Proceeds from exercise of stock options	-	843	-
Purchase of treasury stock	-	(6,211)	-

Net cash provided by (used for) financing activities	(11,140)	57,593	(10,056)

Net increase (decrease) in cash and cash equivalents	1	-	(1)
Cash and cash equivalents at beginning of period	10	10	11

Cash and cash equivalents at end of period	$11	$10	$10

Page 115	Navigation Links

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          As of December 31, 2005, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement ("Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information required by this Item will appear under the captions "Proposal 1. Election of Directors," "Executive Officers," "Audit Committee Report," "Board Committees and Meeting Attendance," "Compensation Committee Interlocks and Inside Participation," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee Report" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2006, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

          Information required by this Item will appear under the caption "Compensation" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information required by this Item will appear under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this Item will appear under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by this reference.

Page 116	Navigation Links

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information required by this Item will appear under the caption "Proposal 2. Ratify the Appointment of Auditors" in the Proxy Statement and is incorporated herein by this reference.

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

(3)          Exhibits.

Exhibit
Number		Description
3.1	(2)	Certificate of Incorporation of Downey Financial Corp.

3.2	(10)	Bylaws of Downey Financial Corp. (as amended).

4.1	(4)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp.
		and Wilmington Trust Company as Indenture Trustee.

4.2	(7)	Subordinated Debt Indenture dated as of November 15, 2000 between Downey Financial
		Corp. and Wilmington Trust Company, as trustee.

4.3	(7)	Senior Debt Indenture dated as of November 15, 2000 between Downey Financial Corp.
		and Wilmington Trust Company, as trustee.

4.4	(9)	First Supplemental Indenture dated as of June 23, 2004 between Downey Financial Corp. and
		Wilmington Trust Company, as trustee.

10.1	(3)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and
		Restated as of January 1, 1996).

10.2	(3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan.
		Amendment No. 1, Effective and Adopted January 22, 1997.

10.3	(2)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.4	(1)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.5	(5)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21,
		1989. Amendment No. 1, Effective and Adopted July 26, 2000.

10.6		Deferred Compensation Plan.

10.7	(8)	Director Retirement Benefits (Revised).

10.8	(6)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

10.9	(10)	Downey Financial Corp. Indemnification Agreement, dated December 15, 2004.

Page 117	Navigation Links

(3)          Exhibits (Continued).

Exhibit
Number		Description
10.10	(10)	Downey Savings and Loan Association, F.A. Indemnification Agreement, dated December 15, 2004.

10.11	(12)	2006 Compensation for the Named Executive Officers.

10.12	(11)	Non-Management Director Compensation.

10.13	(13)	Annual Incentive Plan for the Company for 2006.

21		Subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1) Filed as part of Downey’s Registration Statement on Form 8-B/A filed January 17, 1995.
(2) Filed as part of Downey’s Registration Statement on Form S-8 filed February 3, 1995.
(3) Filed as part of Downey’s report on Form 10-K filed March 16, 1998.
(4) Filed as part of Downey’s report on Form 10-Q filed November 2, 1999.
(5) Filed as part of Downey’s report on Form 10-Q filed August 2, 2000.
(6) Filed as part of Downey’s report on Form 10-K filed March 6, 2003.
(7) Filed as part of Downey’s Registration Statement on Form S-3 filed November 21, 2000.
(8) Filed as part of Downey’s report on Form 10-Q filed May 3, 2004.
(9) Filed as part of Downey’s report on Form 8-K filed June 22, 2004.
(10) Filed as part of Downey’s report on Form 8-K filed February 18, 2005.
(11) Filed as part of Downey’s report on Form 8-K filed February 25, 2005.
(12) Filed as part of Downey’s report on Form 8-K filed January 27, 2006.
(13) Filed as part of Downey’s report on Form 8-K/A filed February 10, 2006.

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

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

Page 118	Navigation Links

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ DANIEL D. ROSENTHAL
Date: March 1, 2006	Daniel D. Rosenthal
President and Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE L. MCALISTER		March 1, 2006
Maurice L. McAlister	Chairman of the Board
Director

/s/ CHERYL E. OLSON		March 1, 2006
Cheryl E. Olson	Vice Chairman of the Board
Director

/s/ DANIEL D. ROSENTHAL		March 1, 2006
Daniel D. Rosenthal	President and
Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS E. PRINCE		March 1, 2006
Thomas E. Prince	Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ MICHAEL ABRAHAMS		March 1, 2006
Michael Abrahams	Director

/s/ GERALD E. FINNELL		March 1, 2006
Gerald E. Finnell	Director

/s/ JAMES H. HUNTER		March 1, 2006
James H. Hunter	Director

/s/ BRENT MCQUARRIE		March 1, 2006
Brent McQuarrie	Director

/s/ LESTER C. SMULL		March 1, 2006
Lester C. Smull	Director

/s/ JANE WOLFE		March 1, 2006
Jane Wolfe	Director

Page 119	Navigation Links

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

ITEM 1A. – RISK FACTORS

ITEM 1B. – UNRESOLVED STAFF COMMENTS

ITEM 2. – PROPERTIES

ITEM 3. – LEGAL PROCEEDINGS

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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
  Consolidated Statements of Stockholders’Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
    (1) – Summary of Significant Accounting Policies
    (2) – U.S. Treasury Securities, Government Sponsored Entities and Other Investment Securities Available for Sale
    (3) – Loans and Mortgage-Backed Securities Purchased Under Resale Agreements
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

  Deferred Compensation Plan - Plan Summary
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