Form 10-Q
period 2006-03-31
DOWNEY FINANCIAL CORP
filed 2006-05-03
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large accelerated file     X     Accelerated filer          Non-accelerated filer

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No    X

          At March 31, 2006, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

March 31, 2006 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2005

Assets
Cash	$168,822	$190,396	$133,621
Federal funds	-	-	10,003

Cash and cash equivalents	168,822	190,396	143,624
U.S. Treasury, government sponsored entities and other investment securities
available for sale, at fair value	730,402	626,313	511,703
Loans held for sale, at lower of cost or fair value	561,511	464,488	1,279,734
Mortgage-backed securities available for sale, at fair value	271	277	296
Loans held for investment	15,912,318	15,391,759	14,485,191
Allowance for loan losses	(44,504)	(34,601)	(35,072)

Loans held for investment, net	15,867,814	15,357,158	14,450,119
Investments in real estate and joint ventures	49,182	49,344	56,964
Real estate acquired in settlement of loans	385	908	2,783
Premises and equipment	110,595	109,574	105,596
Federal Home Loan Bank stock, at cost	182,557	179,844	243,613
Mortgage servicing rights, net	20,165	20,302	19,610
Other assets	111,055	97,059	80,936

	$17,802,759	$17,095,663	$16,894,978

Liabilities and Stockholders’ Equity
Deposits	$12,198,903	$11,876,848	$10,309,077
Federal Home Loan Bank advances	3,825,811	3,557,515	5,093,874
Senior notes	198,129	198,087	197,964
Accounts payable and accrued liabilities	189,552	114,527	118,649
Deferred income taxes	140,961	140,467	121,078

Total liabilities	16,553,356	15,887,444	15,840,642

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at March 31, 2006, December 31, 2005 and
March 31, 2005; outstanding 27,853,783 shares at March 31, 2006,
December 31, 2005 and March 31, 2005	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive loss	(6,196)	(5,408)	(1,951)
Retained earnings	1,178,317	1,136,345	979,005
Treasury stock, at cost, 381,239 shares at March 31, 2006,
December 31, 2005 and March 31, 2005	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,249,403	1,208,219	1,054,336

	$17,802,759	$17,095,663	$16,894,978

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended
	March 31,

(Dollars in Thousands, Except Per Share Data)	2006	2005

Interest income
Loans	$255,345	$183,910
U.S. Treasury and government sponsored entities securities	7,336	4,838
Mortgage-backed securities	3	3
Other investment securities	2,279	2,538

Total interest income	264,963	191,289

Interest expense
Deposits	91,835	49,023
Federal Home Loan Bank advances	43,914	33,980
Senior notes	3,298	3,295

Total interest expense	139,047	86,298

Net interest income	125,916	104,991
Provision for credit losses	10,057	2,038

Net interest income after provision for credit losses	115,859	102,953

Other income, net
Loan and deposit related fees	8,558	8,604
Real estate and joint ventures held for investment, net	2,289	2,580
Secondary marketing activities:
Loan servicing income, net	189	1,484
Net gains on sales of loans and mortgage-backed securities	11,654	30,615
Net gains on sales of mortgage servicing rights	-	981
Net gains on sales of investment securities	-	27
Other	520	520

Total other income, net	23,210	44,811

Operating expense
Salaries and related costs	40,780	39,155
Premises and equipment costs	8,538	8,000
Advertising expense	1,242	1,350
SAIF insurance premiums and regulatory assessments	1,014	927
Professional fees	792	336
Other general and administrative expense	9,175	8,392

Total general and administrative expense	61,541	58,160
Net operation of real estate acquired in settlement of loans	(9)	64

Total operating expense	61,532	58,224

Income before income taxes	77,537	89,540
Income taxes	32,780	37,801

Net income	$44,757	$51,739

Per share information
Basic	$1.61	$1.86
Diluted	$1.61	$1.86
Cash dividends declared and paid	$0.10	$0.10
Weighted average shares outstanding
Basic	27,853,783	27,853,783
Diluted	27,883,221	27,881,839

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

(In Thousands)	2006	2005

Net income	$44,757	$51,739

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	(1,367)	(2,443)
Mortgage-backed securities available for sale, at fair value	-	-
Reclassification of realized amounts included in net income	-	(17)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	503	(78)
Reclassification of realized amounts included in net income	76	269

Total other comprehensive loss, net of income tax benefits	(788)	(2,269)

Comprehensive income	$43,969	$49,470

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In Thousands)	2006	2005

Cash flows from operating activities
Net income	$44,757	$51,739
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,285	3,309
Amortization	26,076	16,630
Provision for losses on loans, loan-related commitments, investments, real estate and joint ventures, mortgage servicing rights, real estate acquired in
settlement of loans, and other assets	10,018	835
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(12,618)	(33,092)
Interest capitalized on loans (negative amortization)	(64,827)	(18,707)
Federal Home Loan Bank stock dividends	(2,274)	-
Loans originated and purchased for sale	(980,164)	(2,181,392)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	887,037	2,059,786
Other, net	(18,877)	(48,432)

Net cash used for operating activities	(107,587)	(149,324)

Cash flows from investing activities
Proceeds from sales of:
Wholly owned real estate and real estate acquired in settlement of loans	681	663
Proceeds from maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	4,750	8,100
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(61,225)	(27,044)
Loans held for investment	(12,218)	(25,360)
Premises and equipment	(9,902)	(4,673)
Federal Home Loan Bank stock	(439)	-
Originations of loans held for investment (net of refinances of $199,203 for the three months ended March 31, 2006 and $166,659 for the three months ended
March 31, 2005)	(1,621,617)	(1,876,331)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	1,194,760	876,996
Net change in undisbursed loan funds	(2,881)	36,450
Investments in real estate held for investment	1,051	(136)
Other, net	5,445	2,175

Net cash used for investing activities	(501,595)	(1,009,160)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended
	March 31,

(In Thousands)	2006	2005

Cash flows from financing activities
Net increase in deposits	$322,055	$651,099
Proceeds from Federal Home Loan Bank advances	7,148,170	10,558,350
Repayments of Federal Home Loan Bank advances	(6,877,100)	(10,015,350)
Cash dividends	(2,785)	(2,785)
Other, net	(2,732)	(8,708)

Net cash provided by financing activities	587,608	1,182,606

Net increase (decrease) in cash and cash equivalents	(21,574)	24,122
Cash and cash equivalents at beginning of period	190,396	119,502

Cash and cash equivalents at end of period	$168,822	$143,624

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$151,688	$83,249
Income taxes	393	18,872
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	4,006	9,972
Loans transferred from held for investment to held for sale	166	106
U.S. Treasury, government sponsored entities and other investment securities
available for sale, purchased and not settled	49,996	-
Loans exchanged for mortgage-backed securities	213,980	269,411
Real estate acquired in settlement of loans	104	805
Loans to facilitate the sale of real estate acquired in settlement of loans	-	65

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of March 31, 2006, December 31, 2005 and March 31, 2005, the results of operations and comprehensive income for the three months ended March 31, 2006 and 2005, and changes in cash flows for the three months ended March 31, 2006 and 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2005, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Reclassification of Prior Period Amounts

          During the first quarter of 2006, loan prepayment and late fees were reclassified from loan and deposit related fees to loan interest income to conform with the current quarter classification change from prior reporting requirements received from the Office of Thrift Supervison (“OTS”). Previously reported periods were restated to conform to the current period presentation. The reclassification had no effect on net income or stockholders’ equity. Loan prepayment and late fees of $22.3 million were reclassified in the current quarter, compared to $23.6 million in the fourth quarter of 2005 and $10.9 million in the year-ago quarter.

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. During the first quarter of 2006, the allowance for losses on loan-related commitments was reclassified from the allowance for loan losses to accounts payable and accrued liabilities. The allowance for losses on loan-related commitments is calculated using the same methodology as that used to determine the allowance for loan losses. Previously reported periods were restated to conform to the current period presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on loan-related commitments; thus, there was no effect on net income or stockholders’ equity. The allowance for losses on loan-related commitments was $1 million at March 31, 2006 and December 31, 2005, compared to $2 million at March 31, 2005.

Page 6	Navigation Links

NOTE (3) – Mortgage Servicing Rights (“MSRs”)

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2006	2005	2005	2005	2005

Gross balance at beginning of period	$21,157	$20,917	$20,626	$20,834	$20,502
Additions	1,022	1,740	1,858	1,217	1,609
Amortization	(1,198)	(1,252)	(1,346)	(1,398)	(1,160)
Sales	-	-	(87)	-	(14)
Impairment write-down	(561)	(248)	(134)	(27)	(103)

Gross balance at end of period	20,420	21,157	20,917	20,626	20,834

Allowance balance at beginning of period	855	1,800	3,793	1,224	2,538
Provision for (reduction of) impairment	(39)	(697)	(1,859)	2,596	(1,211)
Impairment write-down	(561)	(248)	(134)	(27)	(103)

Allowance balance at end of period	255	855	1,800	3,793	1,224

Total mortgage servicing rights, net	$20,165	$20,302	$19,117	$16,833	$19,610

As a percentage of associated mortgage loans	0.85%	0.86%	0.83%	0.75%	0.89%
Estimated fair value (a)	$21,894	$20,351	$19,139	$16,863	$19,665
Weighted average expected life (in months)	51	47	47	40	54
Custodial account earnings rate	4.90%	4.46%	3.99%	3.45%	3.21%
Weighted average discount rate	9.45	9.32	9.20	9.12	9.13

At period end
Mortgage loans serviced for others:
Total	$5,794,067	$5,292,253	$11,444,758	$10,287,991	$8,043,655
With capitalized mortgage servicing rights:(a)
Amount	2,372,534	2,362,539	2,310,726	2,249,030	2,207,403
Weighted average interest rate	5.63%	5.60%	5.57%	5.57%	5.57%
Total loans sub-serviced without mortgage
servicing rights: (b)
Term – less than six months	$153,655	$123,552	$292,480	$269,165	$475,327
Term – indefinite	3,248,012	2,785,090	8,818,890	7,744,459	5,332,613

Custodial account balances	$124,324	$117,451	$326,906	$237,722	$157,624

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(b) Servicing is performed for a fixed fee per loan each month.

          Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of MSRs, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impacts the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. The table also summarizes the earnings impact associated with provisions for or reductions of the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified in 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). During the quarter, the coupon rate strata was reduced, which did not have a significant impact on the valuation allowance. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

Page 7	Navigation Links

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$1,350	$1,152	$(805)	$1,801
Reduction of (increase in) valuation allowance	159	118	(171)	168

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(3,944)	(1,172)	829	(4,885)
Reduction of (increase in) valuation allowance	(3,368)	(315)	99	(3,881)

(a) The weighted-average expected life of the MSRs portfolio becomes 57 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 36 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Net cash servicing fees	$1,566	$1,743	$1,968	$1,753	$1,627
Payoff and curtailment interest cost (a)	(218)	(250)	(315)	(288)	(194)
Amortization of mortgage servicing rights	(1,198)	(1,252)	(1,346)	(1,398)	(1,160)
(Provision for) reduction of impairment
of mortgage servicing rights	39	697	1,859	(2,596)	1,211

Total loan servicing income (loss), net	$189	$938	$2,166	$(2,529)	$1,484

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

NOTE (4) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the interest rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At March 31, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $308 million, with a change in fair value resulting in a recorded loss of $0.8 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Page 8	Navigation Links

Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) are recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At March 31, 2006, the notional amount of loan forward sale contracts amounted to $806 million, with a change in fair value resulting in a gain of $3.8 million, of which $544 million were designated as cash flow hedges. There were no loan forward purchase contracts at March 31, 2006.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate (“LIBOR”) while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At March 31, 2006, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $21 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at March 31, 2006.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	4.81%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	4.81	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	4.81	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	4.81	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 9	Navigation Links

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

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Net gains (losses) on non-qualifying hedge transactions	$238	$841	$(1,400)	$1,258	$2,913
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	238	841	(1,400)	1,258	2,913
Other comprehensive income (loss)	579	(406)	395	(205)	191

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$307,635	$285,002	$513,459	$624,604	$727,899
Associated loan forward sale contracts	261,359	268,321	402,363	572,977	633,031
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	561,511	464,488	501,611	932,248	1,279,734
Associated loan forward sale contracts	544,141	449,923	489,137	905,373	1,247,969
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amounts are reduced by an anticipated fallout factor for those commitments not expected to fund.

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Commitments to originate adjustable rate loans
held for investment	$508,426	$390,238	$639,249	$228,310	$241,414
Undisbursed loan funds and unused lines of credit	406,675	409,555	440,257	491,375	494,210
Commitments to invest in community development
funds	-	-	-	1,832	5,445

Page 10	Navigation Links

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at March 31, 2006 and December 31, 2005, compared to $2 million at March 31, 2005.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first three months of 2006, Downey recorded a negligible repurchase loss related to defects in the origination process and repurchased $0.2 million of loans. These loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved less than $1 million at March 31, 2006, December 31, 2005 and $1 million at March 31, 2005 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of March 31, 2006, Downey’s maximum sales price premium refund would be $8.6 million.

          Through the normal course of business, Downey has entered into certain contractual obligations. Downey’s obligations generally relate to the funding of operations through deposits and borrowings, loan servicing, as well as leases for premises and equipment. Downey’s long-term operating leases are principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable. Downey also has vendor contractual relationships, but the contracts are not considered to be material.

          At March 31, 2006, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,264,947	$636,939	$194,353	$-	$9,096,239
FHLB advances	3,416,370	409,441	-	-	3,825,811
Senior notes	-	-	-	198,129	198,129
Operating leases	5,381	7,780	4,096	1,734	18,991

Total other contractual obligations	$11,686,698	$1,054,160	$198,449	$199,863	$13,139,170

Litigation

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled “Teresa Sims, et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff is seeking class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the

Page 11	Navigation Links

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

NOTE (5) – Income Taxes

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

NOTE (6) – Employee Stock Option Plans

          During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At March 31, 2006, options for 52,914 shares were outstanding at a weighted average remaining contractual life of 3 years, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted. At March 31, 2006, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options. No other stock based plan exists.

          Downey measured its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore, for the three months ended March 31, 2006 and 2005, Downey’s net income and income per share would not have been reduced.

NOTE (7) – Earnings Per Share

          Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,

	2006			2005

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$44,757	27,853,783	$1.61	$51,739	27,853,783	$1.86
Effect of dilutive stock options	-	29,438	-	-	28,056	-

Diluted earnings per share	$44,757	27,883,221	$1.61	$51,739	27,881,839	$1.86

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 12	Navigation Links

NOTE (8) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended March 31, 2006
Net interest income	$125,632	$284	$-	$125,916
Provision for credit losses	10,057	-	-	10,057
Other income	20,671	2,539	-	23,210
Operating expense	60,797	735	-	61,532
Net intercompany income (expense)	87	(87)	-	-

Income before income taxes	75,536	2,001	-	77,537
Income taxes	31,960	820	-	32,780

Net income	$43,576	$1,181	$-	$44,757

At March 31, 2006
Assets:
Loans and mortgage-backed securities, net	$16,429,596	$-	$-	$16,429,596
Investments in real estate and joint ventures	-	49,182	-	49,182
Other	1,364,430	29,974	(70,423)	1,323,981

Total assets	17,794,026	79,156	(70,423)	17,802,759

Equity	$1,249,403	$70,423	$(70,423)	$1,249,403

Three months ended March 31, 2005
Net interest income	$104,888	$103	$-	$104,991
Provision for credit losses	2,038	-	-	2,038
Other income	41,995	2,816	-	44,811
Operating expense	57,858	366	-	58,224
Net intercompany income (expense)	(38)	38	-	-

Income before income taxes	86,949	2,591	-	89,540
Income taxes	36,739	1,062	-	37,801

Net income	$50,210	$1,529	$-	$51,739

At March 31, 2005
Assets:
Loans and mortgage-backed securities, net	$15,730,149	$-	$-	$15,730,149
Investments in real estate and joint ventures	-	56,964	-	56,964
Other	1,155,426	19,659	(67,220)	1,107,865

Total assets	16,885,575	76,623	(67,220)	16,894,978

Equity	$1,054,336	$67,220	$(67,220)	$1,054,336

NOTE (9) – Current Accounting Issues

Statement of Financial Accounting Standards No. 155

          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 for accounting for certain hybrid financial instruments is effective for us beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on Downey.

Page 13	Navigation Links

Statement of Financial Accounting Standards No. 156

          In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective for us beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to retained earnings as a result of the initial adoption of SFAS 156 is expected to be immaterial.

Page 14	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see Item 1A. – Risk Factors on page 47. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

OVERVIEW

          Our net income for the first quarter of 2006 totaled $44.8 million or $1.61 per share on a diluted basis, down 13.5% from $51.7 million or $1.86 per share in the first quarter of 2005.

          The decline in our net income between first quarters primarily reflected:

  A $19.0 million decline in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold and gain per dollar of loan sold;
  A $8.0 million increase in provision for credit losses;
  A $3.4 million or 5.8% increase in general and administrative expense;
  A $1.3 million decline in income from loan servicing activities; and
  A $1.0 million decline in gains from sales of loan servicing.

Those unfavorable factors were partially offset by a $20.9 million or 19.9% increase in net interest income reflecting both a higher level of average interest-earning assets and effective interest rate spread.

          During the first quarter of 2006, loan prepayment and late fees were reclassified from loan and deposit related fees to loan interest income to conform with the current quarter classification change from prior reporting requirements received from the Office of Thrift Supervison (“OTS”). Previously reported periods were restated to conform to the current period presentation. The reclassification had no effect on net income or stockholders’ equity. Loan prepayment and late fees of $22.3 million were reclassified in the current quarter, compared to $10.9 million in the year-ago quarter.

          For the first quarter, our return on average assets was 1.03%, down from 1.28% a year ago, while our return on average equity was 14.58%, down from 20.09% a year ago.

          At March 31, 2006, assets totaled $17.803 billion, up 5.4% from a year ago and up 4.1% from year-end 2005. During the current quarter, assets increased $707 million due primarily to increases of $511 million in loans held for investment, $104 million in securities available for sale and $97 million in loans held for sale.

          Loan originations (including purchases) totaled $2.813 billion in the current quarter, down 33.8% from $4.250 billion a year ago. Loans originated for sale declined $1.201 billion to $980 million, while single family loans originated for portfolio declined $197 million to $1.719 billion. Of the current quarter total originated for portfolio, $55 million represented subprime credits. At quarter end, the subprime portfolio totaled $963 million, with an average loan-to-value ratio at origination of 70% and, of the total, 97% represented “Alt. A and A-” credits. In addition to single family loans, $114 million of other loans were originated in the current quarter.

          Deposits totaled $12.199 billion at quarter end, up 18.3% from a year ago and up $322 million or 2.7% from year-end 2005. At quarter end, the number of branches totaled 173, of which 93 were in-store and four were located in Arizona, unchanged from year-end 2005. A year ago, we had 169 branches, of which 92 were in-store and four were located in Arizona.

Page 15	Navigation Links

          Our non-performing assets increased $4 million during the quarter to $39 million or 0.22% of total assets, compared to 0.21% at year-end 2005. The increase during the quarter was equally spread between our prime and subprime residential loan categories.

          At March 31, 2006, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, exceeded all regulatory capital requirements, with capital-to-asset ratios of 7.56% for both tangible and core capital and 14.89% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core capital and 10% for risk-based capital.

Page 16	Navigation Links

CRITICAL ACCOUNTING POLICIES

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Downey’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the future carrying value of assets and liabilities and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most judicious estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At March 31, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $308 million, with a change in fair value resulting in a loss of $0.8 million, compared to a notional amount of interest rate lock commitments of $728 million with a change in fair value resulting in a gain of $0.3 million at March 31, 2005. For further information, see Note 4 on page 8 of Notes to Consolidated Financial Statements.
  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities , and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios. On March 31, 2006, we reclassified to accounts payable and accrued liabilities our allowance for loan-related commitments which was previously included with the allowance for loan losses. We use an internal asset review system and credit loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans. This allowance is determined by applying against asset and loan-related commitment balances the associated loss factors for each major credit type that consider past loss experience and asset duration, or loss statistics against current classified credit balances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. The allowance totaled $46 million at March 31, 2006, compared to $38 million at March 31, 2005. For further information, see Allowance for Credit and Real Estate Losses on page 40.
  The valuation of mortgage servicing rights (“MSRs”). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). During the quarter, the coupon rate strata was reduced, which did not have a significant impact on the valuation allowance. At March 31, 2006, the MSR valuation allowance totaled less than $1 million, compared to $1 million at March 31, 2005. For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.
Page 17	Navigation Links

  The prepayment reserves related to sales of loans and MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. The reserve was less than $1 million at March 31, 2006 and $1 million at March 31, 2005. For further information, see Note 3 on page 7 and Note 4 on page 8 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 22.
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

          Our net interest income totaled $125.9 million in the first quarter of 2006, up $20.9 million or 19.9 % from a year ago. The increase reflected both a higher level of average interest-earning assets and effective interest rate spread. Interest-earning assets averaged $16.986 billion in the current quarter, up 7.4% from the same period a year ago. The effective interest rate spread averaged 2.97% in the current quarter, up from 2.65% a year ago. The improvement in the effective interest rate spread between first quarters primarily reflected two items. First, our interest-earning assets in the current quarter were funded with a higher proportion of interest free funds (non-interest-bearing checking accounts and the excess of interest-earning assets over deposits and borrowings) and the value of those funds was worth more due to the higher interest rate levels prevalent in the current quarter. Second, prepayment fees collected as a result of loan payoffs in the current quarter covered a higher proportion of the deferred loan origination costs that were written-off as a result of those payoffs. For further information regarding a reclassification of certain prior period amounts, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

Page 19	Navigation Links

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

	Three Months Ended

	March 31, 2006			December 31, 2005			March 31, 2005

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$16,137,510	$255,345	6.33%	$15,633,782	$229,518	5.87%	$15,081,234	$183,910	4.88%
Mortgage-backed securities	276	3	4.35	281	3	4.27	301	3	3.99
Investment securities (a)	848,460	9,615	4.60	766,808	6,067	3.14	740,503	7,376	4.04

Total interest-earning assets	16,986,246	264,963	6.24	16,400,871	235,588	5.75	15,822,038	191,289	4.84
Non-interest-earning assets	419,058			435,809			384,519

Total assets	$17,405,304			$16,836,680			$16,206,557

Transaction accounts:
Non-interest-bearing checking	$699,971	$-	-%	$845,532	$-	-%	$613,945	$-	-%
Interest-bearing checking (b)	515,516	435	0.34	523,134	456	0.35	532,416	476	0.36
Money market	164,212	423	1.04	164,673	433	1.04	158,491	410	1.05
Regular passbook	1,727,033	4,384	1.03	1,899,085	4,973	1.04	2,635,858	7,166	1.10

Total transaction accounts	3,106,732	5,242	0.68	3,432,424	5,862	0.68	3,940,710	8,052	0.83
Certificates of deposit	8,904,238	86,593	3.94	8,488,817	79,315	3.71	6,016,710	40,971	2.76

Total deposits	12,010,970	91,835	3.10	11,921,241	85,177	2.83	9,957,420	49,023	2.00
FHLB advances (c)	3,689,386	43,914	4.83	3,244,012	36,124	4.42	4,791,811	33,980	2.88
Senior notes	198,112	3,298	6.66	198,069	3,297	6.66	197,949	3,295	6.66

Total deposits and borrowings	15,898,468	139,047	3.55	15,363,322	124,598	3.22	14,947,180	86,298	2.34
Other liabilities	278,843			283,847			229,195
Stockholders’ equity	1,227,993			1,189,511			1,030,182

Total liabilities and stockholders’ equity	$17,405,304			$16,836,680			$16,206,557

Net interest income/interest rate spread		$125,916	2.69%		$110,990	2.53%		$104,991	2.50%
Excess of interest-earning assets over
deposits and borrowings	$1,087,778			$1,037,549			$874,858
Effective interest rate spread			2.97			2.71			2.65

(a) Yields for securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(b) Included amounts swept into money market deposit accounts.
(c) The impact of swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month London Inter-Bank Offered Rate (“LIBOR”) variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
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

Interest-earning asset and interest-bearing liability balances used in the calculations represent quarterly average balances computed using the average of each month’s daily average balance during the periods indicated.

	Three Months Ended March 31,
	2006 Versus 2005
	Changes Due To

			Rate/
(In Thousands)	Volume	Rate	Volume	Net

Interest income:
Loans	$12,881	$54,721	$3,833	$71,435
Mortgage-backed securities	-	-	-	-
Investment securities	1,075	1,016	148	2,239

Change in interest income	13,956	55,737	3,981	73,674

Interest expense:
Transaction accounts:
Interest-bearing checking	(15)	(27)	1	(41)
Money market	15	(2)	-	13
Regular passbook	(2,471)	(475)	164	(2,782)

Total transaction accounts	(2,471)	(504)	165	(2,810)
Certificates of deposit	19,663	17,541	8,418	45,622

Total interest-bearing deposits	17,192	17,037	8,583	42,812
FHLB advances	(7,818)	23,056	(5,304)	9,934
Senior notes	3	-	-	3

Change in interest expense	9,377	40,093	3,279	52,749

Change in net interest income	$4,579	$15,644	$702	$20,925

Provision for Credit Losses

          Provision for credit losses totaled $10.1 million in the first quarter of 2006, up $8.0 million from a year ago. During the current quarter, certain segments of the California residential real estate market began to show signs of slower sales and flattening home values on a sequential month basis. In addition, we have noted increased usage of negative amortization associated with option ARM loans. Therefore, even though net charge-offs were virtually unchanged at $0.1 million in the current quarter, an increase in the allowance for credit losses associated with residential loans was deemed appropriate. The allowance for credit losses was $46 million at March 31, 2006, comprised of $45 million for loan losses and $1 million for loan-related commitments. That compares to an allowance for credit losses of $36 million at year-end 2005, comprised of $35 million for loan losses and $1 million for loan-related commitmen ts.

Other Income

          Our total other income was $23.2 million in the current quarter, down $21.6 million from a year ago. Contributing to the decline between first quarters was:

  a $19.0 million decline in net gains from sales of loans and mortgage-backed securities;
  a $1.3 million decline in income from loan servicing activities;
  a $1.0 million decline on gains on sales of mortgage servicing rights; and
  a $0.3 million decline in income from real estate held for investment.
Page 21	Navigation Links

          Below is a further detailed discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $8.6 million in the current quarter, essentially unchanged from a year ago. Loan related fees were down $0.2 million or 14.0% and deposit related fees were up $0.1 million or 1.7%. Within deposit related fees, automated teller machine fees declined 16.7% primarily reflecting the removal of 200 standalone machines in the fourth quarter of 2005 while all other deposit related fees increased 11.7%. For further information regarding a reclassification of certain prior period amounts, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Loan related fees	$1,066	$1,346	$1,538	$1,401	$1,240
Deposit related fees:
Automated teller machine fees	2,149	2,453	2,770	2,784	2,581
Other fees	5,343	5,278	5,265	5,057	4,783

Total loan and deposit related fees	$8,558	$9,077	$9,573	$9,242	$8,604

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $2.3 million in the current quarter, down $0.3 million from the year-ago quarter due primarily to lower gains from sales. The current quarter included gains of $1.0 million, compared to gains of $1.5 million a year ago.

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Rental operations, net of expenses	$487	$387	$199	$300	$456
Net gains on sales of wholly owned real estate	-	-	407	39	31
Equity in net income (loss) from joint ventures	1,802	(1,268)	1,368	1,389	2,093
Reduction of losses on real estate and joint ventures	-	-	1,333	-	-

Total income (loss) from real estate and
joint ventures held for investment, net	$2,289	$(881)	$3,307	$1,728	$2,580

Secondary Marketing Activities

          We service loans for others and those activities generated income of $0.2 million in the current quarter, down from $1.5 million in the year-ago quarter. The primary reason for the unfavorable change was that the current quarter included a less than $0.1 million recapture of the valuation allowance for MSRs, compared to a $1.2 million recapture in the year-ago quarter.

          At March 31, 2006, MSRs, net of a $0.3 million valuation allowance, totaled $20.2 million or 0.85% of the $2.373 billion of associated loans serviced for others. That compares to MSRs in the year-ago quarter, net of a $1.2 million valuation allowance, of $19.6 million or 0.89% of the $2.207 billion of associated loans serviced for others. In addition to the loans we serviced for others with capitalized MSRs, at March 31, 2006, we serviced $3.422 billion of loans for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month.

Page 22	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Net cash servicing fees	$1,566	$1,743	$1,968	$1,753	$1,627
Payoff and curtailment interest cost (a)	(218)	(250)	(315)	(288)	(194)
Amortization of mortgage servicing rights	(1,198)	(1,252)	(1,346)	(1,398)	(1,160)
(Provision for) reduction of impairment
of mortgage servicing rights	39	697	1,859	(2,596)	1,211

Total loan servicing income (loss), net	$189	$938	$2,166	$(2,529)	$1,484

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

          For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.

          Sales of loans and mortgage-backed securities we originated for sale declined from $2.030 billion a year ago to $876 million in the current quarter. Net gains associated with these sales totaled $11.7 million in the current quarter, down from $30.6 million a year ago. The decline was not only due to a lower volume of loans sold, but also a lower gain per dollar of loans sold. The current quarter included a $0.2 million gain due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, down from a SFAS 133 gain of $2.9 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain equal to 1.30% on secondary market sales was realized, down from the year-ago gain of 1.36%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Mortgage servicing rights	$1,022	$1,740	$1,858	$1,217	$1,609
All other components excluding SFAS 133	10,394	8,418	29,041	46,373	26,093
SFAS 133	238	841	(1,400)	1,258	2,913

Total net gains on sales of loans
and mortgage-backed securities	$11,654	$10,999	$29,499	$48,848	$30,615

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.30%	0.93%	1.47%	1.54%	1.36%

Operating Expense

          Operating expense totaled $61.5 million in the current quarter, up $3.3 million from a year ago due to a 5.8% increase in general and administrative expense. Except for a modest decline in advertising expense, all major categories of general and administrative expense were higher.

Page 23	Navigation Links

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Salaries and related costs	$40,780	$37,397	$38,155	$39,042	$39,155
Premises and equipment costs	8,538	8,301	8,079	7,891	8,000
Advertising expense	1,242	1,610	1,557	1,551	1,350
SAIF insurance premiums and regulatory
assessments	1,014	984	957	927	927
Professional fees	792	596	(69)	345	336
Other general and administrative expense	9,175	9,621	9,938	8,605	8,392

Total general and administrative expense	61,541	58,509	58,617	58,361	58,160
Net operation of real estate acquired in
settlement of loans	(9)	(172)	91	(79)	64

Total operating expense	$61,532	$58,337	$58,708	$58,282	$58,224

Provision for Income Taxes

          Income taxes for the first quarter totaled $32.8 million, resulting in an effective tax rate of 42.3%, compared to $37.8 million and 42.2% for the year-ago quarter. For further information, see Note 5 of Notes to Consolidated Financial statements on page 12.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 8 of Notes to Consolidated Financial Statements on page 13.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Banking net income	$43,576	$43,054	$57,687	$62,932	$50,210
Real estate investment net income (loss)	1,181	(1,165)	2,049	1,138	1,529

Total net income	$44,757	$41,889	$59,736	$64,070	$51,739

Banking

          Net income from our banking operations for the current quarter totaled $43.6 million, down $6.6 million or 13.2% from a year ago. The decline between first quarters primarily reflected:

  A $19.0 million decline in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold and gain per dollar of loan sold;
  A $8.0 million increase in provision for credit losses, as we deemed it appropriate to increase the allowance for credit losses associated with residential loans;
  A $2.9 million or 5.1% increase in operating expense, as all major categories were higher except for a modest decline in advertising expense;
  A $1.3 million decline in income from loan servicing activities, due primarily to a lower recapture of the valuation allowance for MSRs in the current quarter; and
  A $1.0 million decline in gains from sales of loan servicing, as there were no sales in the current quarter.

Those unfavorable factors were partially offset by a $20.7 million or 19.8% increase in net interest income reflecting both a higher level of average interest-earning assets and effective interest rate spread.

Page 24	Navigation Links

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Net interest income	$125,632	$110,749	$109,878	$110,256	$104,888
Provision for (reduction of) credit losses	10,057	393	(751)	583	2,038
Other income	20,671	20,743	41,881	57,365	41,995
Operating expense	60,797	56,632	58,426	58,030	57,858
Net intercompany income (expense)	87	(45)	29	(39)	(38)

Income before income taxes	75,536	74,422	94,113	108,969	86,949
Income taxes	31,960	31,368	36,426	46,037	36,739

Net income	$43,576	$43,054	$57,687	$62,932	$50,210

At period end
Assets:
Loans and mortgage-backed securities, net	$16,429,596	$15,821,923	$15,344,636	$15,408,774	$15,730,149
Other	1,364,430	1,265,220	1,214,285	1,196,756	1,155,426

Total assets	17,794,026	17,087,143	16,558,921	16,605,530	16,885,575

Equity	$1,249,403	$1,208,219	$1,171,528	$1,116,145	$1,054,336

Real Estate Investment

          Net income from our real estate investment operations totaled $1.2 million in the current quarter, down from $1.5 million a year ago. The decline primarily reflected lower gains from sales. The current quarter included gains of $1.0 million, compared to gains of $1.5 million a year ago.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Net interest income	$284	$241	$148	$110	$103
Other income (loss)	2,539	(553)	3,654	2,031	2,816
Operating expense	735	1,705	282	252	366
Net intercompany income (expense)	(87)	45	(29)	39	38

Income (loss) before income taxes (benefits)	2,001	(1,972)	3,491	1,928	2,591
Income taxes (benefits)	820	(807)	1,442	790	1,062

Net income (loss)	$1,181	$(1,165)	$2,049	$1,138	$1,529

At period end
Assets:
Investments in real estate and joint ventures	$49,182	$49,344	$49,351	$58,941	$56,964
Other	29,974	28,418	29,429	17,833	19,659

Total assets	79,156	77,762	78,780	76,774	76,623

Equity	$70,423	$69,242	$70,407	$68,358	$67,220

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 40.

Page 25	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $608 million during the current quarter to a total of $16.4 billion or 92.3% of total assets at March 31, 2006. The increase was due primarily to an increase of $511 million in our loans held for investment.

          Our loan originations, including loans purchased, totaled $2.8 billion in the current quarter, down 33.8% from the $4.2 billion we originated in the year-ago first quarter and 8.5% below the $3.1 billion we originated in the fourth quarter of 2005. Loans originated for sale declined $1.2 billion from the year-ago quarter to $1.0 billion, while one-to-four unit residential loans we originated for portfolio declined $197 million to $1.7 billion. Of our current quarter originations for portfolio, $55 million represented subprime credits. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans increased from 30% a year ago to 34% in the current quarter, but was down from 41% in the fourth quarter of 2005. During the current quarter, 87% of our residential one-to-four unit originations represented refinance transactions. This is up from 83% in the fourth quarter of 2005 and 81% in the year-ago first quarter. In addition to single family loans, we originated $114 million of other loans in the current quarter.

          Originations of adjustable rate one-to-four unit residential loans for portfolio, including loans purchased, totaled $1.7 billion in the current quarter. Of those, 88% were monthly adjustable rate loans that provide for negative amortization, with the balance primarily adjustable rate loans with the initial interest rate fixed for the first three to five years. Of the adjustable rate loans, 86% were tied to the FHLB Eleventh District Cost of Funds Index (“COFI”), with the remainder tied to the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year (“MTA”) or LIBOR index. This is in contrast to the year-ago first quarter when virtually all of the originations were monthly adjustable rate loans and COFI-related loans represented 99% of the total.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,309,298	$1,445,612	$1,309,055	$920,152	$1,904,087
MTA	209,134	526,811	602,125	350,462	2,241
LIBOR	11,396	1,540	880	1,765	10,003
Adjustable – fixed for 3-5 years	189,385	5,827	-	-	-
Fixed	155	464	61	-	-

Total residential one-to-four units	1,719,368	1,980,254	1,912,121	1,272,379	1,916,331
Other	113,670	27,835	31,620	94,100	152,084

Total for investment portfolio	1,833,038	2,008,089	1,943,741	1,366,479	2,068,415
Sale portfolio (a)	980,164	1,067,861	1,699,900	2,766,047	2,181,392

Total for investment and sale portfolios	$2,813,202	$3,075,950	$3,643,641	$4,132,526	$4,249,807

(a) All residential one-to-four unit loans.

          Our adjustable rate mortgages generally:

  either begin with an incentive interest rate (“start rate”), which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined spread, subject to periodic and lifetime caps, after one, three, six or twelve months, or have a fixed interest rate for a period of three to five years then adjust semi-annually or annually thereafter;
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
Page 26	Navigation Links

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

          Our loan portfolio held for investment does contain loans previously originated with a limit on negative amortization of 125% of the original loan amount. At March 31, 2006, loans with the higher 125% limit on negative amortization represented 5% of our adjustable rate one-to-four unit residential loan portfolio, while those with the 110% limit represent 87%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          During the current quarter, we ceased offering option ARM products to our subprime borrowers, but continue to offer them to our prime borrowers. While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify applicants for adjustable rate mortgages using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently,:

  for prime borrowers:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  for subprime borrowers (Alt. A and A- only, for non-option ARM products):
    7.00% for owner occupied; or
    7.25% for non-owner occupied.
Page 27	Navigation Links

          As set forth in the following table, $13.9 billion or 92% of our residential one-to-four unit adjustable rate loans held for investment were option ARMs subject to negative amortization at March 31, 2006, of which $182 million or 1.3% represented the amount of negative amortization included in the loan balance. At origination, these loans had a weighted average loan-to-value ratio of 72%. The amount of negative amortization had a net increase of $48 million during the current quarter, as borrowers took advantage of the flexibility of this product. During the current quarter, approximately 25% of our loan interest income represented negative amortization, up from 21% in the fourth quarter of 2005 and 10% in the year-ago first quarter. In addition, $723 million or 5% of our residential one-to-four unit adjustable rate loans represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

	March 31, 2006

			Negative			Weighted
			Amortization	Loan to	Current	Average
	Loan	% of	Included in	Value at	Loan to	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Value (a)	(Months)

Prime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	$931,210	7%	$2,549	70%	70%	20
Balance greater than original loan amount	9,316,760	72	169,752	73	74	15

Total with negative amortization	10,247,970	79	172,301	73	74	15
Not utilizing negative amortization	2,738,253	21	-	71	69	23

Total prime loans subject to negative amortization	12,986,223	100	172,301	72	73	17
Subprime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	80,186	9	223	71	70	25
Balance greater than original loan amount	637,204	73	9,035	71	72	18

Total with negative amortization	717,390	82	9,258	71	72	19
Not utilizing negative amortization	162,332	18	-	72	70	34

Total subprime loans subject to negative amortization	879,722	100	9,258	71	71	22
Total loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	1,011,396	7	2,772	70	70	20
Balance greater than original loan amount	9,953,964	72	178,787	73	74	15

Total with negative amortization	10,965,360	79	181,559	73	74	16
Not utilizing negative amortization	2,900,585	21	-	71	69	24

Total loans subject to negative amortization	$13,865,945	100%	$181,559	72%	73%	17
As a percentage of total residential one-to-four unit
adjustable rate loans	92%

Total loans with interest only payments
Prime	$686,860	95%	$-	71%	70%	22
Subprime	36,248	5	-	67	67	21

Total loans with interest only payments	$723,108	100%	$-	70%	70%	22
As a percentage of total residential one-to-four unit
adjustable rate loans	5%

(a) Based upon appraised value at time of origination.

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest only payments. At March 31, 2006, these other credit risks included:

  89% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties;
  77% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 10% were underwritten with no verification of either borrower income or assets; and
  the loans are relatively new and unseasoned, as 11% of our residential one-to-four unit loans were originated in 2006, with an additional 42% originated in 2005.
Page 28	Navigation Links

          We mitigate those risks during loan underwriting through the establishment of various minimum borrower credit requirements and maximum loan-to-value limitations. In addition, the average loan-to-value ratio of our residential one-to-four unit loans was 72% when the loan was originated. Over the past several years, residential property values have increased thereby further reducing our exposure to credit risk.

          While our historic credit experience has been good, option ARMs do present greater credit risk in sustained periods of rising interest rates, as borrowers may see their loan payments increase significantly when their payments recast to fully-amortizing payments. In addition, credit risk increases if home values decline. In light of continued increases in market interest rates and changes we are beginning to see in the residential market, such as an increased level of unsold homes and relatively flat home prices on a sequential month basis, we recently instituted pricing changes for the option ARMs we originate for portfolio by increasing the initial start rate and thereby lowering their potential for negative amortization. Since our new start rate is now higher than those of many of our competitors, our production of option ARMs for portfolio may not offset loan payoffs. We are offering other types of adjustable rate product for portfolio that do not permit negative amortization, but those products are currently not as popular with borrowers. We will continue to closely monitor the trends in the residential housing and lending markets, especially the pricing of our competitors, and make pricing adjustments, as deemed necessary.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$11,172,831	77%	$10,733,770	76%	$10,290,282	76%	$9,964,759	77%	$9,810,346	77%
MTA	2,841,747	20	2,846,273	20	2,542,053	19	2,185,982	17	2,068,230	16
LIBOR	351,128	2	410,010	3	510,399	4	675,872	5	813,800	6
Other, primarily CMT	151,003	1	155,498	1	150,566	1	128,281	1	148,566	1

Total adjustable loans (a)	$14,516,709	100%	$14,145,551	100%	$13,493,300	100%	$12,954,894	100%	$12,840,942	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          We continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market as needed to manage our balance sheet to remain in compliance with regulatory capital requirements. We sold $876 million of loans and mortgage-backed securities in the current quarter, compared to $1.1 billion in the fourth quarter of 2005 and $2.0 billion in the year-ago first quarter. All amounts were secured by residential one-to-four unit property, and at March 31, 2006, loans held for sale totaled $562 million.

          At March 31, 2006, our unfunded loan application pipeline totaled $1.7 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $909 million, of which $401 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at March 31, 2006, we had commitments on undrawn lines of credit of $350 million and loans in process of $57 million. We believe our current sources of funds will enable us to meet these obligations.

Page 29	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$1,462,892	$1,878,179	$1,800,460	$1,135,573	$1,719,398
Adjustable – subprime	54,718	72,453	102,079	132,491	171,573
Adjustable – fixed for 3-5 years	189,385	5,827	-	-	-
Fixed	155	464	61	-	-

Total residential one-to-four units	1,707,150	1,956,923	1,902,600	1,268,064	1,890,971
Home equity loans and lines of credit	8,793	9,408	6,108	48,109	95,072
Residential five or more units – adjustable	68,583	-	-	-	-
Commercial real estate	630	-	-	-	-
Construction	19,863	17,361	23,421	35,483	21,172
Land	15,102	300	1,193	9,514	35,211
Non-mortgage:
Commercial	-	200	-	-	-
Other consumer	699	566	898	994	629

Total loans originated	1,820,820	1,984,758	1,934,220	1,362,164	2,043,055
Real estate loans purchased:
One-to-four units	11,601	22,965	9,296	4,170	23,609
One-to-four units – subprime	617	366	225	145	1,751

Total real estate loans purchased	12,218	23,331	9,521	4,315	25,360

Total loans originated and purchased	1,833,038	2,008,089	1,943,741	1,366,479	2,068,415
Loan repayments	(1,393,957)	(1,596,505)	(1,691,123)	(1,385,603)	(1,043,649)
Other net changes (a)	71,575	102,833	113,889	45,239	17,793

Increase in loans held for investment, net	510,656	514,417	366,507	26,115	1,042,559

Sale Portfolio
Residential one-to-four unit loans originated	979,000	1,062,495	1,682,834	2,741,341	2,171,625
Loans purchased	1,164	5,366	17,066	24,706	9,767
Loans transferred to the investment portfolio (a)	(3,840)	(4,887)	(6,987)	(9,842)	(9,866)
Originated whole loans sold	(662,306)	(827,815)	(1,828,698)	(2,881,687)	(1,760,376)
Loans exchanged for mortgage-backed securities	(213,980)	(269,423)	(279,303)	(211,086)	(269,411)
Capitalized basis adjustment (b)	(1,066)	(313)	(234)	1,516	2,656
Other net changes (c)	(1,949)	(2,546)	(15,315)	(12,434)	(946)

Increase (decrease) in loans held for sale, net	97,023	(37,123)	(430,637)	(347,486)	143,449

Mortgage-backed securities, net:
Received in exchange for loans	213,980	269,423	279,303	211,086	269,411
Sold	(213,980)	(269,423)	(279,303)	(211,086)	(269,411)
Repayments	(6)	(6)	(6)	(6)	(6)
Other net changes	-	(1)	(2)	2	(2)

Decrease in mortgage-backed securities
available for sale	(6)	(7)	(8)	(4)	(8)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	97,017	(37,130)	(430,645)	(347,490)	143,441

Total increase (decrease) in loans and
mortgage-backed securities, net	$607,673	$477,287	$(64,138)	$(321,375)	$1,186,000

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(b) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.
(c) Primarily included repayments and the change in net deferred costs and premiums.
Page 30	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$13,424,089	$12,968,647	$12,205,405	$11,600,453	$11,498,211
Adjustable – subprime	951,583	1,046,261	1,159,701	1,244,386	1,269,695
Adjustable – fixed for 3-5 years	715,453	598,102	707,331	823,518	885,029
Adjustable – fixed for 3-5 years – subprime	8,989	10,253	12,837	14,583	16,495
Fixed	48,304	49,030	52,124	56,630	60,361
Fixed – subprime	2,311	2,397	2,505	2,705	3,014

Total residential one-to-four units	15,150,729	14,674,690	14,139,903	13,742,275	13,732,805
Home equity loans and lines of credit	250,804	274,014	300,300	318,592	306,831
Residential five or more units:
Adjustable	134,340	68,390	69,052	89,408	92,554
Fixed	1,092	1,141	1,178	1,208	1,371
Commercial real estate:
Adjustable	25,967	25,547	25,743	25,935	25,409
Fixed	2,879	3,244	3,280	3,314	4,255
Construction	78,095	82,379	89,337	93,016	77,428
Land	27,379	23,630	41,361	65,377	59,470
Non-mortgage:
Commercial	3,481	3,981	4,223	4,496	4,766
Automobile	67	116	204	320	542
Other consumer	6,591	6,577	6,456	6,504	6,346

Total loans held for investment	15,681,424	15,163,709	14,681,037	14,350,445	14,311,777
Increase (decrease) for:
Undisbursed loan funds	(59,222)	(51,838)	(65,214)	(85,377)	(67,869)
Net deferred costs and premiums	290,116	279,888	261,483	245,727	241,283
Allowance for losses	(44,504)	(34,601)	(34,565)	(34,561)	(35,072)

Total loans held for investment, net	15,867,814	15,357,158	14,842,741	14,476,234	14,450,119

Sale Portfolio
Loans held for sale:
Residential one-to-four units	556,365	459,081	495,156	914,164	1,256,507
Net deferred costs and premiums	6,646	5,841	6,576	17,971	24,630
Capitalized basis adjustment (a)	(1,500)	(434)	(121)	113	(1,403)

Total loans held for sale, net	561,511	464,488	501,611	932,248	1,279,734
Mortgage-backed securities available for sale:
Adjustable	271	277	284	292	296
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	271	277	284	292	296

Total loans held for sale and mortgage-backed
securities available for sale	561,782	464,765	501,895	932,540	1,280,030

Total loans and mortgage-backed securities, net	$16,429,596	$15,821,923	$15,344,636	$15,408,774	$15,730,149

(a) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At March 31, 2006, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At March 31, 2006, our residential one-to-four units subprime portfolio totaled $963 million and consisted of 97% “Alt. A and A-” credit, 2% “B” credit and 1% “C” credit loans. The average loan-to-value ratio at origination for these loans was 70%.

          We carry mortgage-backed securities available for sale at fair value which, at March 31, 2006, was essentially equal to our cost basis.

Page 31	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Federal funds	$-	$-	$2	$30,001	$10,003
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	730,338	626,249	550,557	504,900	511,638
Other	64	64	64	65	65

Total investment securities	$730,402	$626,313	$550,623	$534,966	$521,706

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are presented in the following table. The $11.6 million unrealized loss on securities that have been in a loss position for less than and more than 12 months is due to changes in market interest rates. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	556,516	8,015	173,822	3,563	730,338	11,578
Other	-	-	-	-	-	-

Total temporarily impaired securities	$556,516	$8,015	$173,822	$3,563	$730,338	$11,578

          The following table sets forth the maturities of our investment securities and their weighted average yields at March 31, 2006.

	Amount Due as of March 31, 2006

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$-	$-	$-	$-	$-
Weighted average yield	-%	-%	-%	-%	-%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	14,945	228,298	487,095	-	730,338
Weighted average yield	4.05%	4.84%	4.60%	-%	4.66%
Other	-	-	-	64	64
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$14,945	$228,298	$487,095	$64	$730,402
Weighted average yield	4.05%	4.84%	4.60%	6.25%	4.66%

(a) At March 31, 2006, 68% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from March 2006 to December 2012. Yields for investment securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Deposits

          At March 31, 2006, our deposits totaled $12.2 billion, up $1.9 billion or 18.3% from the year-ago level and up $322 million or 2.7% since the previous quarter end. Compared to the year-ago period, our certificates of deposit increased $2.6 billion or 40.5%, which was partially offset by a decline in our transaction accounts—i.e., checking, money market and regular passbook—of $734 million or 19.1%. As short-term market interest rates have continued to rise over the past year, our customers have moved monies from regular passbook accounts into certificates of deposit.

Page 32	Navigation Links

          During the quarter, no new branches were opened. This leaves our total number of branches at 173, of which 93 were in-store and four were located in Arizona. A year ago, we had 169 branches, of which 92 were in-store and four were located in Arizona. At March 31, 2006, the average deposit size of our 80 traditional branches was $120 million, while the average deposit size of our 93 in-store branches was $28 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$758,055	-%	$705,077	-%	$857,875	-%	$715,152	-%	$672,531
Interest-bearing
checking (a)	0.29	525,564	0.30	529,133	0.30	530,467	0.31	513,559	0.31	538,842
Money market	1.05	166,496	1.05	164,192	1.05	161,910	1.05	159,402	1.05	159,241
Regular passbook	1.02	1,652,549	1.04	1,816,635	1.05	1,975,209	1.06	2,145,323	1.09	2,465,789

Total transaction
accounts	0.65	3,102,664	0.69	3,215,037	0.68	3,525,461	0.74	3,533,436	0.79	3,836,403
Certificates of deposit:
Less than 2.00%	1.49	47,149	1.68	86,992	1.70	131,006	1.68	218,223	1.62	446,819
2.00-2.49	2.37	81,014	2.41	147,632	2.44	294,160	2.45	1,222,193	2.40	2,232,900
2.50-2.99	2.81	159,742	2.78	215,297	2.79	321,523	2.79	429,479	2.81	474,212
3.00-3.49	3.34	368,255	3.27	1,001,901	3.27	2,068,056	3.22	3,341,993	3.17	2,494,034
3.50-3.99	3.86	2,681,838	3.78	4,114,751	3.76	4,164,594	3.72	1,568,814	3.80	171,466
4.00-4.49	4.23	4,422,839	4.17	2,622,618	4.16	787,167	4.21	266,015	4.23	196,138
4.50-4.99	4.68	1,320,831	4.81	455,192	4.83	429,715	4.83	429,941	4.83	425,732
5.00 and greater	5.07	14,571	5.17	17,428	5.59	30,554	5.60	31,978	5.59	31,373

Total certificates
of deposit	4.10	9,096,239	3.83	8,661,811	3.62	8,226,775	3.27	7,508,636	2.94	6,472,674

Total deposits	3.22%	$12,198,903	2.98%	$11,876,848	2.74%	$11,752,236	2.46%	$11,042,072	2.14%	$10,309,077

(a) Included amounts swept into money market deposit accounts.

Borrowings

          During the current quarter, our borrowings increased $268 million to $4.0 billion, due to an increase in FHLB advances. This followed a $395 million increase in borrowings during the fourth quarter of 2005.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2006	2005	2005	2005	2005

Federal Home Loan Bank advances (a)	$3,825,811	$3,557,515	$3,162,808	$4,002,757	$5,093,874
Senior notes	198,129	198,087	198,045	198,004	197,964

Total borrowings	$4,023,940	$3,755,602	$3,360,853	$4,200,761	$5,291,838

Weighted average rate on borrowings during
the quarter (a)	4.92%	4.54%	3.97%	3.42%	3.03%
Total borrowings as a percentage of total assets	22.60	21.97	20.29	25.28	31.32

(a) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 33	Navigation Links

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry our investment at cost. In the course of our business, we participate in real estate joint ventures through our wholly-owned subsidiary, DSL Service Company. Our real estate joint ventures do not require consolidation as a result of applying the provisions of Financial Accounting Standards Board Interpretation 46 (revised December 2003).

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 34 and Note 4 of Notes to the Consolidated Financial Statements on page 8.

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

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income. Our primary strategy to manage interest rate risk is to emphasize the origination for investment of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to the COFI, MTA, LIBOR and one-year constant maturity treasury (“CMT”) indexes. We also may execute swap contracts to change interest rate characteristics of our interest-earning assets or interest-bearing liabilities to better manage interest rate risk.

          In addition to the interest rate risk associated with our lending for investment and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of loan forward sale and purchase contracts with national investment banking firms and government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into derivative contracts for speculative purposes.

Page 34	Navigation Links

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

          There has been no significant change in our market risk since December 31, 2005.

Page 35	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of March 31, 2006, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	March 31, 2006

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$429,494	$165,409	$318,056	$-	$-	$912,959
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	15,307,904	252,507	216,352	-	-	15,776,763
Fixed	139,833	3,561	20,508	12,855	9,479	186,236
Home equity loans and lines of credit	248,368	153	808	142	-	249,471
Residential five or more units:
Adjustable	92,234	16,487	11,366	-	-	120,087
Fixed	122	115	564	231	52	1,084
Commercial real estate	19,290	1,503	7,042	58	-	27,893
Construction	39,646	-	-	-	-	39,646
Land	20,230	-	-	-	-	20,230
Non-mortgage loans:
Commercial	1,554	-	-	-	-	1,554
Consumer	6,321	8	32	-	-	6,361
Mortgage-backed securities	271	-	-	-	-	271

Total loans and mortgage-backed securities, net	15,875,773	274,334	256,672	13,286	9,531	16,429,596

Total interest-earning assets	$16,305,267	$439,743	$574,728	$13,286	$9,531	$17,342,555

Transaction accounts:
Non-interest-bearing checking	$758,055	$-	$-	$-	$-	$758,055
Interest-bearing checking (c)	525,564	-	-	-	-	525,564
Money market (d)	166,496	-	-	-	-	166,496
Regular passbook (d)	1,652,549	-	-	-	-	1,652,549

Total transaction accounts	3,102,664	-	-	-	-	3,102,664
Certificates of deposit (e)	5,986,596	2,278,351	831,292	-	-	9,096,239

Total deposits	9,089,260	2,278,351	831,292	-	-	12,198,903
FHLB advances	3,295,370	121,000	409,441	-	-	3,825,811
Senior notes	-	-	-	198,129	-	198,129
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$12,814,630	$2,399,351	$810,733	$198,129	$-	$16,222,843

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$3,490,637	$(1,959,608)	$(236,005)	$(184,843)	$9,531	$1,119,712
Cumulative gap	3,490,637	1,531,029	1,295,024	1,110,181	1,119,712
Cumulative gap – as a percentage of total assets:
March 31, 2006	19.61%	8.60%	7.27%	6.24%	6.29%
December 31, 2005	23.22	11.19	7.08	5.80	5.82
March 31, 2005	15.50	9.06	6.57	5.28	5.29

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

          Our six-month gap at March 31, 2006 was a positive 19.61%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 23.22% at December 31, 2005 and 15.50% a year ago.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio and plan to sell the originations in excess of our balance sheet needs into the secondary market to the extent we can do so profitably. For the twelve months ended March 31, 2006, we originated and purchased for investment $7.1 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At March 31, 2006, December 31, 2005 and March 31, 2005 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $15.6 billion at March 31, 2006, compared to $15.1 billion at December 31, 2005 and $14.2 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

Weighted average yield: (a)
Loans and mortgage-backed securities	6.52%	6.10%	5.69%	5.42%	5.00%
Investment securities (b)	4.66	4.37	4.09	3.96	3.86

Interest-earning assets yield	6.44	6.04	5.63	5.37	4.96

Weighted average cost:
Deposits	3.22	2.98	2.74	2.46	2.14
Borrowings:
Federal Home Loan Bank advances (c)	4.94	4.71	4.15	3.57	3.08
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	5.02	4.80	4.29	3.71	3.21

Combined funds cost	3.67	3.42	3.08	2.80	2.50

Interest rate spread	2.77%	2.62%	2.55%	2.57%	2.46%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, premiums and discounts, prepayment and late fees and FHLB stock dividends.
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

          The period-end weighted average yield on our loan portfolio increased to 6.52% at March 31, 2006, up from 6.10% at December 31, 2005 and 5.00% at March 31, 2005. At March 31, 2006, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $15.6 billion with a weighted average rate of 6.48%, compared to $15.2 billion with a weighted average rate of 6.05% at December 31, 2005, and $15.1 billion with a weighted average rate of 4.95% at March 31, 2005.

Page 37	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate and real estate acquired in settlement of loans. Our non-performing assets increased $4 million during the current quarter to $39 million or 0.22% of total assets. The increase was equally spread between our prime and subprime residential loan categories.

          The following table summarizes our non-performing assets at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2006	2005	2005	2005	2005

Non-accrual loans:
Residential one-to-four units	$26,102	$23,497	$18,373	$12,004	$16,835
Residential one-to-four units – subprime	12,401	10,774	9,018	10,599	8,798
Other	1	42	634	456	466

Total non-accrual loans	38,504	34,313	28,025	23,059	26,099
Real estate acquired in settlement of loans	385	908	2,323	2,201	2,783

Total non-performing assets	$38,889	$35,221	$30,348	$25,260	$28,882

Allowance for loan losses:
Amount	$44,504	$34,601	$34,565	$34,561	$35,072
As a percentage of non-performing loans	115.58%	100.84%	123.34%	149.88%	134.38%
Non-performing assets as a percentage of total assets	0.22	0.21	0.18	0.15	0.17

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.37% at March 31, 2006, up slightly from 0.36% at December 31, 2005, and from 0.27% a year ago. The increase primarily occurred in our residential one-to-four units category.

Page 38	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	March 31, 2006				December 31, 2005

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$20,663	$8,127	$17,714	$46,504	$19,183	$5,552	$19,587	$44,322
One-to-four units – subprime	6,006	2,364	4,396	12,766	5,919	1,645	4,221	11,785
Home equity loans and lines of credit	61	-	-	61	-	59	24	83
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	26,730	10,491	22,110	59,331	25,102	7,256	23,832	56,190
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Automobile	49	-	1	50	-	3	-	3
Other consumer	12	6	-	18	20	13	18	51

Total delinquent loans	$26,791	$10,497	$22,111	$59,399	$25,122	$7,272	$23,850	$56,244

Delinquencies as a percentage of total loans	0.17%	0.06%	0.14%	0.37%	0.16%	0.05%	0.15%	0.36%

	September 30, 2005				June 30, 2005

Loans secured by real estate:
Residential:
One-to-four units	$16,631	$8,980	$10,295	$35,906	$14,311	$3,620	$11,144	$29,075
One-to-four units – subprime	3,602	1,213	4,414	9,229	3,136	3,043	5,566	11,745
Home equity loans and lines of credit	-	380	185	565	347	-	7	354
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	20,233	10,573	14,894	45,700	17,794	6,663	16,717	41,174
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	7	1	-	8	-	-	-	-
Other consumer	28	22	21	71	26	11	21	58

Total delinquent loans	$20,268	$10,596	$15,343	$46,207	$17,820	$6,674	$17,166	$41,660

Delinquencies as a percentage of total loans	0.13%	0.07%	0.10%	0.30%	0.12%	0.04%	0.11%	0.27%

	March 31, 2005

Loans secured by real estate:
Residential:
One-to-four units	$14,341	$4,837	$12,562	$31,740
One-to-four units – subprime	2,474	1,961	5,487	9,922
Home equity loans and lines of credit	141	-	11	152
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	16,956	6,798	18,060	41,814
Non-mortgage:
Commercial	-	-	428	428
Automobile	11	-	-	11
Other consumer	28	11	27	66

Total delinquent loans	$16,995	$6,809	$18,515	$42,319

Delinquencies as a percentage of total loans	0.11%	0.04%	0.12%	0.27%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 39	Navigation Links

Allowance for Credit and Real Estate Losses

          We maintain a valuation allowance for credit and real estate losses to provide for losses inherent in those portfolios. The allowance for credit losses includes an allowance for loan losses reported as a reduction of loans held for investment and the allowance for loan-related commitments reported in accounts payable and accrued liabilities. On March 31, 2006, we reclassified to liabilities our allowance for loan-related commitments which was previously included with the allowance for loan losses. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses at the balance sheet date.

          We use an internal asset review system and loss allowance methodology to provide for timely recognition of problem assets and an adequate allowance to cover asset and loan-related commitment losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets and loan-related commitments with no well-defined deficiency or weakness and take into consideration losses that are imbedded within the portfolio but have not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. If we determine the carrying value of our asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not captured in determining the general valuation and allocated allowances.

          Provision for credit losses totaled $10.1 million in the first quarter of 2006, up $8.0 million from a year ago. During the current quarter, certain segments of the California residential real estate market began to show signs of slower sales and flattening home values on a sequential month basis. In addition, we have noted increased usage of negative amortization associated with option ARM loans. Therefore, even though net charge-offs were virtually unchanged at $0.1 million in the current quarter, an increase in the allowance for credit losses associated with residential loans was deemed appropriate. The current quarter allowance reflected an increase of $10.1 million in the general valuation allowance, partially offset by a $0.1 million decline in the allocated allowance, increasing the total allowance to $46 million at March 31, 2006, comprised of $45 million for loan losses and $1 million for loan-related commitments. That compares to an allowance for credit losses of $36 million at year-end 2005, comprised of $35 million for loan losses and $1 million for loan-related commitments. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Allowance for loan losses
Balance at beginning of period	$34,601	$34,565	$34,561	$35,072	$33,343
Provision (reduction)	9,974	512	(365)	405	1,768
Charge-offs	(76)	(479)	(50)	(925)	(46)
Recoveries	5	3	419	9	7

Balance at end of period	$44,504	$34,601	$34,565	$34,561	$35,072

Allowance for loan-related commitments
Balance at beginning of period	$1,314	$1,433	$1,819	$1,641	$1,371
Provision (reduction)	83	(119)	(386)	178	270
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,397	$1,314	$1,433	$1,819	$1,641

Total allowance for credit losses
Balance at beginning of period	$35,915	$35,998	$36,380	$36,713	$34,714
Provision (reduction)	10,057	393	(751)	583	2,038
Charge-offs	(76)	(479)	(50)	(925)	(46)
Recoveries	5	3	419	9	7

Balance at end of period	$45,901	$35,915	$35,998	$36,380	$36,713

Page 40	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2006	2005	2005	2005	2005

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$-	$20	$4	$879	$-
One-to-four units – subprime	25	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	428	-	-	-
Automobile	-	-	-	1	8
Other consumer	51	31	46	45	38

Total gross loan charge-offs	76	479	50	925	46

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	410	-	-
One-to-four units – subprime	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	-	-	-	-	-
Other consumer	5	3	9	9	7

Total gross loan recoveries	5	3	419	9	7

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	-	20	(406)	879	-
One-to-four units – subprime	25	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	428	-	-	-
Automobile	-	-	-	1	8
Other consumer	46	28	37	36	31

Total net loan charge-offs (recoveries)	$71	$476	$(369)	$916	$39

Net loan charge-offs (recoveries) as a percentage
of average loans	-%	0.01%	(0.01)%	0.02%	-%

Page 41	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2006	2005	2005	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	$31,608	$23,467	$21,538	$20,577	$21,700
One-to-four units – subprime	6,266	5,127	6,190	6,877	6,355
Home equity loans and lines of credit	1,288	1,386	1,555	1,595	1,547
Five or more units	1,194	521	527	680	704
Commercial real estate	298	295	290	350	297
Construction	487	501	572	496	494
Land	251	175	358	444	424
Non-mortgage:
Commercial	16	15	438	438	438
Automobile	2	3	3	5	8
Other consumer	294	311	294	299	305
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$44,504	$34,601	$34,565	$34,561	$35,072

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2006	2005	2005	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	0.22%	0.17%	0.17%	0.16%	0.17%
One-to-four units – subprime	0.65	0.48	0.53	0.55	0.49
Home equity loans and lines of credit	0.51	0.51	0.52	0.50	0.50
Five or more units	0.88	0.75	0.75	0.75	0.75
Commercial real estate	1.03	1.02	1.00	1.20	1.00
Construction	0.62	0.61	0.64	0.53	0.64
Land	0.92	0.74	0.87	0.68	0.71
Non-mortgage:
Commercial	0.46	0.38	10.37	9.74	9.19
Automobile	2.99	2.59	1.47	1.56	1.48
Other consumer	4.46	4.73	4.55	4.60	4.81

Total for loans held for investment	0.28%	0.23%	0.24%	0.24%	0.25%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2006	2005	2005	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	90.48%	89.79%	88.31%	86.97%	86.95%
One-to-four units – subprime	6.14	6.98	8.00	8.79	9.01
Home equity loans and lines of credit	1.60	1.81	2.05	2.22	2.14
Five or more units	0.86	0.46	0.48	0.63	0.66
Commercial real estate	0.18	0.19	0.20	0.20	0.21
Construction	0.50	0.54	0.61	0.65	0.54
Land	0.18	0.16	0.28	0.46	0.42
Non-mortgage:
Commercial	0.02	0.03	0.03	0.03	0.03
Automobile	-	-	-	-	-
Other consumer	0.04	0.04	0.04	0.05	0.04

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 42	Navigation Links

          At March 31, 2006, December 31, 2005, and March 31, 2005 there were no loans for which we recognized impairment; therefore, no allowance was recorded for losses related to impaired loans. There was no interest recognized on impaired loans in the current quarter, compared to $0.1 million in the year-ago quarter.

          The following table summarizes the activity in our allowance for loan losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Balance at beginning of period	$-	$-	$-	$-	$193
Reduction	-	-	-	-	(193)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$-	$-	$-	$-	$-

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2006	2005	2005	2005	2005

Balance at beginning of period	$103	$103	$1,436	$1,436	$1,436
Reduction	-	-	(1,333)	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$103	$103	$103	$1,436	$1,436

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

          Our primary sources of funds generated in the first quarter of 2006 were from:

  principal repayments of $1.2 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  an increase of $322 million in deposits; and
  an increase of $271 million in FHLB advances.

          We used these funds to:

  originate and purchase $1.6 billion of loans held for investment, excluding refinances of our existing loans; and
  a net increase of $97 million in our loans held for sale.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At March 31, 2006, our FHLB borrowings totaled $3.8 billion, representing 21.5% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $5.1 billion. To the extent deposit growth over the remainder of 2006 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of March 31, 2006, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $909 million, undisbursed loan funds and unused lines of credit of $407 million and operating leases of $19 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

Page 43	Navigation Links

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of March 31, 2006, the Bank had the capacity to declare a dividend totaling $335 million subject to filing an application with the OTS at least 30 days prior to the distribution and the OTS does not communicate an objection. At March 31, 2006, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $41 million.

          Stockholders’ equity totaled $1.2 billion at March 31, 2006 and December 31, 2005, up from $1.1 billion a year ago.

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

          Downey maintains an allowance for losses on loan-related commitments for undisbursed loan funds and unused lines of credit to provide for inherent losses. During the first quarter of 2006, the allowance for losses on loan-related commitments was reclassified from the allowance for loan losses to accounts payable and accrued liabilities. The allowance for losses on loan-related commitments is calculated using the same methodology as that used to determine the allowance for loan losses. Previously reported periods were restated to conform to the current period presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on loan-related commitments; thus, no effect was had on net income or stockholders’ equity. The allowance for losses on loan-related commitments was $1 million at March 31, 2006 and December 31, 2005, compared to $2 million at March 31, 2005.

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 34 and Note 4 of Notes to the Consolidated Financial Statements on page 8.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first three months of 2006, we recorded a negligible repurchase loss related to defects in the origination process and repurchased $0.2 million of loans. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved less than $1 million at March 31, 2006, and December 31, 2005 and $1 million at March 31, 2005 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of March 31, 2006, our maximum purchase price premium refund would be $8.6 million. See Note 4 of Notes to the Consolidated Financial Statements on page 8.

Page 44	Navigation Links

          At March 31, 2006, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,264,947	$636,939	$194,353	$-	$9,096,239
FHLB advances	3,416,370	409,441	-	-	3,825,811
Senior notes	-	-	-	198,129	198,129
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	307,635	-	-	-	307,635
Associated loan forward sale contracts	261,359	-	-	-	261,359
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	561,511	-	-	-	561,511
Associated loan forward sale contracts	544,141	-	-	-	544,141
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	430,000	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	430,000	-	-	430,000
Commitments to originate adjustable loans held
for investment	508,426	-	-	-	508,426
Undisbursed loan funds and unused lines of credit	31,871	21,845	-	352,959	406,675
Operating leases	5,381	7,780	4,096	1,734	18,991

Total obligations and commitments	$13,901,641	$1,936,005	$198,449	$552,822	$16,588,917

(a) The notional amount before the reduction of expected fallout was $401 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 7.56% and its risk-based capital ratio was 14.89% at March 31, 2006. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of March 31, 2006.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,408,559			$1,408,559		$1,408,559
Adjustments:
Deductions:
Investment in subsidiary, primarily real estate	(69,620)			(69,620)		(69,620)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,016)			(2,016)		(2,016)
Additions:
Unrealized losses on investment securities
available for sale	6,196			6,196		6,196
Allowance for credit losses, net of specific
allowances (a)	-			-		44,449

Regulatory capital	1,339,969	7.56%		1,339,969	7.56%	1,384,418	14.89%
Well capitalized requirement	265,926	1.50	(b)	886,418	5.00	930,034	10.00	(c)

Excess	$1,074,043	6.06%		$453,551	2.56%	$454,384	4.89%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 14.41%.
Page 45	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 34.

ITEM 4. – CONTROLS AND PROCEDURES

          As of March 31, 2006, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled “Teresa Sims, et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff is seeking class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 1A. – Risk Factors

          There has been no material changes in our risk factors since December 31, 2005.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          None.

ITEM 5. – Other Information

          None.

ITEM 6. – Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Page 47	Navigation Links

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: May 3, 2006	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Brian E. Côté

Date: May 3, 2006	Brian E. Côté
Chief Financial Officer

Page 48	Navigation Links

NAVIGATION   LINKS

FORM 10-Q COVER

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOTE (1) – Basis of Financial Statement Presentation
    NOTE (2) – Reclassification of Prior Period Amounts
    NOTE (3) – Mortgage Servicing Rights ("MSRs")
    NOTE (4) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)
    NOTE (5) – Income Taxes
    NOTE (6) – Employee Stock Option Plans
    NOTE (7) – Earnings Per Share
    NOTE (8) – Business Segment Reporting
    NOTE (9) – Current Accounting Issues

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW
  CRITICAL ACCOUNTING POLICIES
  RESULTS OF OPERATIONS
    Net Interest Income
    Provision for Credit Losses
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
    Borrowings
    Off-Balance Sheet Arrangements
    Transactions with Related Parties
    Asset/Liability Management and Market Risk
    Problem Loans and Real Estate
      Non-Performing Assets
      Delinquent Loans
      Allowance for Credit and Real Estate Losses
    Capital Resources and Liquidity
      Contractual Obligations and Other Commitments
    Regulatory Capital Compliance

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

ITEM 1A. – Risk Factors

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