Form 10-Q
period 2006-06-30
DOWNEY FINANCIAL CORP
filed 2006-08-09
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

          At June 30, 2006, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

June 30, 2006 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2005

Assets
Cash	$152,957	$190,396	$128,670
Federal funds	2	-	30,001

Cash and cash equivalents	152,959	190,396	158,671
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	892,172	626,313	504,965
Loans held for sale, at lower of cost or fair value	417,691	464,488	932,248
Mortgage-backed securities available for sale, at fair value	263	277	292
Loans held for investment	15,571,817	15,391,759	14,510,795
Allowance for loan losses	(51,198)	(34,601)	(34,561)

Loans held for investment, net	15,520,619	15,357,158	14,476,234
Investments in real estate and joint ventures	49,237	49,344	58,941
Real estate acquired in settlement of loans	1,254	908	2,201
Premises and equipment	110,537	109,574	105,230
Federal Home Loan Bank stock, at cost	184,796	179,844	265,849
Mortgage servicing rights, net	20,561	20,302	16,833
Other assets	114,691	97,059	92,482

	$17,464,780	$17,095,663	$16,613,946

Liabilities and Stockholders’ Equity
Deposits	$11,887,739	$11,876,848	$11,042,072
Securities sold under agreements to repurchase	255,042	-	-
Federal Home Loan Bank advances	3,499,450	3,557,515	4,002,757
Senior notes	198,172	198,087	198,004
Accounts payable and accrued liabilities	201,714	114,527	128,340
Deferred income taxes	132,498	140,467	126,628

Total liabilities	16,174,615	15,887,444	15,497,801

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at June 30, 2006, December 31, 2005 and
June 30, 2005; outstanding 27,853,783 shares at June 30, 2006,
December 31, 2005 and June 30, 2005	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive loss	(12,189)	(5,408)	(1,427)
Retained earnings	1,225,072	1,136,345	1,040,290
Treasury stock, at cost, 381,239 shares at June 30, 2006,
December 31, 2005 and June 30, 2005	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,290,165	1,208,219	1,116,145

	$17,464,780	$17,095,663	$16,613,946

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Thousands, Except Per Share Data)	2006	2005	2006	2005

Interest income
Loans	$275,233	$206,044	$530,578	$389,954
U.S. Treasury and government sponsored entities securities	8,930	5,029	16,266	9,867
Mortgage-backed securities	3	3	6	6
Other investment securities	2,243	3,120	4,522	5,658

Total interest income	286,409	214,196	551,372	405,485

Interest expense
Deposits	99,798	60,962	191,633	109,985
Federal Home Loan Bank advances and other borrowings	50,966	39,572	94,880	73,552
Senior notes	3,298	3,296	6,596	6,591

Total interest expense	154,062	103,830	293,109	190,128

Net interest income	132,347	110,366	258,263	215,357
Provision for credit losses	6,662	583	16,719	2,621

Net interest income after provision for credit losses	125,685	109,783	241,544	212,736

Other income, net
Loan and deposit related fees	9,171	9,242	17,729	17,846
Real estate and joint ventures held for investment, net	2,553	1,728	4,842	4,308
Secondary marketing activities:
Loan servicing income (loss), net	452	(2,529)	641	(1,045)
Net gains on sales of loans and mortgage-backed securities	8,619	48,848	20,273	79,463
Net gains on sales of mortgage servicing rights	-	-	-	981
Net gains on sales of investment securities	-	1	-	28
Litigation award	-	1,767	-	1,767
Other	235	339	755	859

Total other income, net	21,030	59,396	44,240	104,207

Operating expense
Salaries and related costs	40,873	39,042	81,653	78,197
Premises and equipment costs	8,410	7,891	16,948	15,891
Advertising expense	1,879	1,551	3,121	2,901
Deposit insurance premiums and regulatory assessments	1,008	927	2,022	1,854
Professional fees	450	345	1,242	681
Other general and administrative expense	8,295	8,605	17,470	16,997

Total general and administrative expense	60,915	58,361	122,456	116,521
Net operation of real estate acquired in settlement of loans	28	(79)	19	(15)

Total operating expense	60,943	58,282	122,475	116,506

Income before income taxes	85,772	110,897	163,309	200,437
Income taxes	36,232	46,827	69,012	84,628

Net income	$49,540	$64,070	$94,297	$115,809

Per share information
Basic	$1.77	$2.30	$3.38	$4.16
Diluted	$1.77	$2.30	$3.38	$4.16
Cash dividends declared and paid	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding
Basic	27,853,783	27,853,783	27,853,783	27,853,783
Diluted	27,884,281	27,884,276	27,883,751	27,883,058

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2006	2005	2006	2005

Net income	$49,540	$64,070	$94,297	$115,809

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	(5,608)	728	(6,975)	(1,715)
Mortgage-backed securities available for sale, at fair value	-	1	-	1
Reclassification of realized amounts included in net income	-	-	-	(17)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	936	23	1,439	(55)
Reclassification of realized amounts included in net income	(1,321)	(228)	(1,245)	41

Total other comprehensive income (loss), net of income taxes (benefits)	(5,993)	524	(6,781)	(1,745)

Comprehensive income	$43,547	$64,594	$87,516	$114,064

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In Thousands)	2006	2005

Cash flows from operating activities
Net income	$94,297	$115,809
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,543	6,397
Amortization	56,203	39,751
Provision for losses on loans, loan-related commitments, investments, real estate and joint ventures, mortgage servicing rights, real estate acquired in
settlement of loans, and other assets	16,584	4,018
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(23,902)	(83,141)
Interest capitalized on loans (negative amortization)	(136,002)	(47,860)
Federal Home Loan Bank stock dividends	(4,513)	(4,875)
Loans originated and purchased for sale	(1,872,478)	(4,947,439)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	1,922,339	5,200,591
Other, net	(52,287)	(61,312)

Net cash provided by operating activities	6,784	221,939

Cash flows from investing activities
Proceeds from sales of:
Wholly owned real estate and real estate acquired in settlement of loans	866	1,752
Proceeds from maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	8,250	26,555
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(211,220)	(37,528)
Loans held for investment	(20,394)	(29,675)
Premises and equipment	(14,778)	(7,673)
Federal Home Loan Bank stock	(439)	(17,361)
Originations of loans held for investment (net of refinances of $403,664 for the six months ended June 30, 2006 and $336,310 for the six months ended
June 30, 2005)	(2,587,754)	(3,068,844)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	2,586,310	2,092,954
Net change in undisbursed loan funds	(18,368)	33,621
Investments in real estate held for investment	3,771	(869)
Other, net	7,152	2,559

Net cash used for investing activities	(246,604)	(1,004,509)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended
	June 30,

(In Thousands)	2006	2005

Cash flows from financing activities
Net increase in deposits	$10,891	$1,384,094
Proceeds from Federal Home Loan Bank advances and other borrowings	16,271,285	19,078,375
Repayments of Federal Home Loan Bank advances and other borrowings	(16,070,243)	(19,632,875)
Cash dividends	(5,570)	(5,570)
Other, net	(3,980)	(2,285)

Net cash provided by financing activities	202,383	821,739

Net increase (decrease) in cash and cash equivalents	(37,437)	39,169
Cash and cash equivalents at beginning of period	190,396	119,502

Cash and cash equivalents at end of period	$152,959	$158,671

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$302,257	$183,597
Income taxes	68,029	81,426
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	11,110	19,814
Loans transferred from held for investment to held for sale	488	106
U.S. Treasury, government sponsored entities and other investment securities
available for sale, purchased and not settled	75,000	-
Loans exchanged for mortgage-backed securities	490,272	480,497
Real estate acquired in settlement of loans	1,077	1,141
Loans to facilitate the sale of real estate acquired in settlement of loans	-	65

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of June 30, 2006, December 31, 2005 and June 30, 2005, the results of operations and comprehensive income for the three months and six months ended June 30, 2006 and 2005, and changes in cash flows for the six months ended June 30, 2006 and 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) – Reclassification of Prior Period Amounts

          During the first quarter of 2006, loan prepayment and late fees were reclassified from loan and deposit related fees to loan interest income to conform with the classification change from prior reporting requirements received from the Office of Thrift Supervision (“OTS”). Previously reported periods were restated to conform to the current period presentation. The reclassification had no effect on net income or stockholders’ equity.

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

Page 6	Navigation Links

NOTE (3) – Mortgage Servicing Rights (“MSRs”)

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2006	2006	2005	2005	2005

Gross balance at beginning of period	$20,420	$21,157	$20,917	$20,626	$20,834
Additions	1,285	1,022	1,740	1,858	1,217
Amortization	(1,029)	(1,198)	(1,252)	(1,346)	(1,398)
Sales	-	-	-	(87)	-
Impairment write-down	(11)	(561)	(248)	(134)	(27)

Gross balance at end of period	20,665	20,420	21,157	20,917	20,626

Allowance balance at beginning of period	255	855	1,800	3,793	1,224
Provision for (reduction of) impairment	(140)	(39)	(697)	(1,859)	2,596
Impairment write-down	(11)	(561)	(248)	(134)	(27)

Allowance balance at end of period	104	255	855	1,800	3,793

Total mortgage servicing rights, net	$20,561	$20,165	$20,302	$19,117	$16,833

As a percentage of associated mortgage loans	0.87%	0.85%	0.86%	0.83%	0.75%
Estimated fair value (a)	$23,644	$21,894	$20,351	$19,139	$16,863
Weighted average expected life (in months)	56	51	47	47	40
Custodial account earnings rate	5.39%	4.90%	4.46%	3.99%	3.45%
Weighted average discount rate	9.39	9.45	9.32	9.20	9.12

At period end
Mortgage loans serviced for others:
Total	$6,377,737	$5,794,067	$5,292,253	$11,444,758	$10,287,991
With capitalized mortgage servicing rights:(a)
Amount	2,369,543	2,372,534	2,362,539	2,310,726	2,249,030
Weighted average interest rate	5.66%	5.63%	5.60%	5.57%	5.57%
Total loans sub-serviced without mortgage
servicing rights: (b)
Term – less than six months	$228,455	$153,655	$123,552	$292,480	$269,165
Term – indefinite	3,760,642	3,248,012	2,785,090	8,818,890	7,744,459

Custodial account balances	$147,831	$124,324	$117,451	$326,906	$237,722

(a) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(b) Servicing is performed for a fixed fee per loan each month.
	Six Months Ended June 30,

(Dollars in Thousands)	2006	2005

Gross balance at beginning of period	$21,157	$20,502
Additions	2,307	2,826
Amortization	(2,227)	(2,558)
Sales	-	(14)
Impairment write-down	(572)	(130)

Gross balance at end of period	20,665	20,626

Allowance balance at beginning of period	855	2,538
Provision for (reduction of) impairment	(179)	1,385
Impairment write-down	(572)	(130)

Allowance balance at end of period	104	3,793

Total mortgage servicing rights, net	$20,561	$16,833

Page 7	Navigation Links

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$1,201	$1,139	$(907)	$1,532
Reduction of (increase in) valuation allowance	49	20	(21)	55

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(3,075)	(1,149)	953	(3,840)
Reduction of (increase in) valuation allowance	(1,217)	(58)	11	(1,560)

(a) The weighted-average expected life of the MSRs portfolio becomes 61 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 43 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Net cash servicing fees	$1,574	$1,566	$1,743	$1,968	$1,753
Payoff and curtailment interest cost (a)	(233)	(218)	(250)	(315)	(288)
Amortization of mortgage servicing rights	(1,029)	(1,198)	(1,252)	(1,346)	(1,398)
(Provision for) reduction of impairment
of mortgage servicing rights	140	39	697	1,859	(2,596)

Total loan servicing income (loss), net	$452	$189	$938	$2,166	$(2,529)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
	Six Months Ended June 30,

(In Thousands)	2006	2005

Net cash servicing fees	$3,140	$3,380
Payoff and curtailment interest cost (a)	(451)	(482)
Amortization of mortgage servicing rights	(2,227)	(2,558)
(Provision for) reduction of impairment of mortgage servicing rights	179	(1,385)

Total loan servicing income (loss), net	$641	$(1,045)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
Page 8	Navigation Links

NOTE (4) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans to be sold in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the interest rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At June 30, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $238 million, with a change in fair value resulting in a recorded loss of $0.3 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) are recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At June 30, 2006, the notional amount of loan forward sale contracts amounted to $609 million, with a change in fair value resulting in a gain of $0.7 million, of which $399 million were designated as cash flow hedges. There were no loan forward purchase contracts at June 30, 2006.

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

Page 9	Navigation Links

ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At June 30, 2006, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $22 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at June 30, 2006.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	5.23%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	5.23	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	5.23	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	5.23	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Net gains (losses) on non-qualifying hedge transactions	$(733)	$238	$841	$(1,400)	$1,258
Net gains (losses) on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(733)	238	841	(1,400)	1,258
Other comprehensive income (loss)	(385)	579	(406)	395	(205)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$237,867	$307,635	$285,002	$513,459	$624,604
Associated loan forward sale contracts	209,815	261,359	268,321	402,363	572,977
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	417,691	561,511	464,488	501,611	932,248
Associated loan forward sale contracts	398,741	544,141	449,923	489,137	905,373
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amounts are reduced by an anticipated fallout factor for those commitments not expected to fund.
	Six Months Ended June 30,

(In Thousands)	2006	2005

Net gains (losses) on non-qualifying hedge transactions	$(495)	$4,171
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(495)	4,171
Other comprehensive income (loss)	194	(14)

Page 10	Navigation Links

          These loan forward sale and swap contracts expose Downey to credit risk in the event of nonperformance by the other parties—primarily government sponsored enterprises such as Federal National Mortgage Association, securities firms and the FHLB. This risk consists primarily of the termination value of agreements where Downey is in a favorable position. Downey controls the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Commitments to originate adjustable rate loans
held for investment	$338,222	$508,426	$390,238	$639,249	$228,310
Undisbursed loan funds and unused lines of credit	391,395	406,675	409,555	440,257	491,375
Commitments to invest in community development
funds	-	-	-	-	1,832

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $2 million at June 30, 2006, $1 million at December 31, 2005, and $2 million at June 30, 2005.

Page 11	Navigation Links

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first six months of 2006, Downey recorded a $0.1 million repurchase loss related to defects in the origination process and repurchased $2.3 million of loans. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved less than $1 million at June 30, 2006, and December 31, 2005 and $1 million at June 30, 2005 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of June 30, 2006, Downey’s maximum sales price premium refund would be $7.8 million.

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

          At June 30, 2006, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,363,337	$463,889	$165,651	$-	$8,992,877
FHLB advances and other borrowings	3,346,342	408,150	-	-	3,754,492
Senior notes	-	-	-	198,172	198,172
Operating leases	5,133	7,284	3,432	1,527	17,376

Total other contractual obligations	$11,714,812	$879,323	$169,083	$199,699	$12,962,917

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

NOTE (5) – Income Taxes

          Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service has examined Downey’s tax returns for all tax years through 2003, while state taxing authorities have reviewed tax returns through 2002. Downey’s management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

Page 12	Navigation Links

NOTE (6) – Employee Stock Option Plans

          During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At June 30, 2006, options for 52,914 shares were outstanding at a weighted average remaining contractual life of 3 years, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted. At June 30, 2006, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options. No other stock based plan exists.

          Downey historically measured its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore, for the three months and six months ended June 30, 2006 and 2005, Downey’s net income and income per share would not have been reduced.

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,

	2006			2005

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$49,540	27,853,783	$1.77	$64,070	27,853,783	$2.30
Effect of dilutive stock options	-	30,498	-	-	30,493	-

Diluted earnings per share	$49,540	27,884,281	$1.77	$64,070	27,884,276	$2.30

	Six Months Ended June 30,

	2006			2005

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$94,297	27,853,783	$3.38	$115,809	27,853,783	$4.16
Effect of dilutive stock options	-	29,968	-	-	29,275	-

Diluted earnings per share	$94,297	27,883,751	$3.38	$115,809	27,883,058	$4.16

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 13	Navigation Links

NOTE (8) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended June 30, 2006
Net interest income	$132,021	$326	$-	$132,347
Provision for credit losses	6,662	-	-	6,662
Other income	18,188	2,842	-	21,030
Operating expense	60,652	291	-	60,943
Net intercompany income (expense)	(54)	54	-	-

Income before income taxes	82,841	2,931	-	85,772
Income taxes	35,031	1,201	-	36,232

Net income	$47,810	$1,730	$-	$49,540

At June 30, 2006
Assets:
Loans and mortgage-backed securities, net	$15,938,573	$-	$-	$15,938,573
Investments in real estate and joint ventures	-	49,237	-	49,237
Other	1,517,582	31,541	(72,153)	1,476,970

Total assets	17,456,155	80,778	(72,153)	17,464,780

Equity	$1,290,165	$72,153	$(72,153)	$1,290,165

Three months ended June 30, 2005
Net interest income	$110,256	$110	$-	$110,366
Provision for credit losses	583	-	-	583
Other income	57,365	2,031	-	59,396
Operating expense	58,030	252	-	58,282
Net intercompany income (expense)	(39)	39	-	-

Income before income taxes	108,969	1,928	-	110,897
Income taxes	46,037	790	-	46,827

Net income	$62,932	$1,138	$-	$64,070

At June 30, 2005
Assets:
Loans and mortgage-backed securities, net	$15,408,774	$-	$-	$15,408,774
Investments in real estate and joint ventures	-	58,941	-	58,941
Other	1,196,756	17,833	(68,358)	1,146,231

Total assets	16,605,530	76,774	(68,358)	16,613,946

Equity	$1,116,145	$68,358	$(68,358)	$1,116,145

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Six months ended June 30, 2006
Net interest income	$257,653	$610	$-	$258,263
Provision for loan losses	16,719	-	-	16,719
Other income	38,859	5,381	-	44,240
Operating expense	121,449	1,026	-	122,475
Net intercompany income (expense)	33	(33)	-	-

Income before income taxes	158,377	4,932	-	163,309
Income taxes	66,991	2,021	-	69,012

Net income	$91,386	$2,911	$-	$94,297

Six months ended June 30, 2005
Net interest income	$215,144	$213	$-	$215,357
Provision for loan losses	2,621	-	-	2,621
Other income	99,360	4,847	-	104,207
Operating expense	115,888	618	-	116,506
Net intercompany income (expense)	(77)	77	-	-

Income before income taxes	195,918	4,519	-	200,437
Income taxes	82,776	1,852	-	84,628

Net income	$113,142	$2,667	$-	$115,809

Page 14	Navigation Links

NOTE (9) – Recently Issued Accounting Standards

Financial Accounting Standards Board Interpretation No. 48

          In July of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48,” “the Interpretation”). The Interpretation establishes a “more likely than not” criterion for financial statement recognition and measurement of certain tax positions that result in differences between an entity’s financial statement and tax return income. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that adoption of the Interpretation will result in material changes to its financial statements.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see Part II – Other Information Item 1A. – Risk Factors on page 53. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

OVERVIEW

          Our net income for the second quarter of 2006 totaled $49.5 million or $1.77 per share on a diluted basis, down 22.7% from $64.1 million or $2.30 per share in the second quarter of 2005.

          The decline in our net income between second quarters primarily reflected:

  A $40.2 million decline in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold and a lower gain per dollar of loan sold;
  A $6.1 million increase in provision for credit losses;
  A $2.6 million or 4.4% increase in general and administrative expense; and
  A $1.8 million unfavorable change in income from a litigation award, as the year-ago second quarter included an award associated with an other real estate owned asset that had suffered damage from earth movement.

Those unfavorable factors were partially offset by:

  A $22.0 million or 19.9% increase in net interest income reflecting both a higher level of average interest-earning assets and effective interest rate spread; and
  A $3.0 million favorable change in loan servicing activities due to a favorable change in the valuation allowance for mortgage servicing rights.

          For the first six months of 2006, our net income totaled $94.3 million or $3.38 per share on a diluted basis, down 18.6% from the $115.8 million or $4.16 per share for the first six months of 2005. The decrease primarily reflected declines in gains from sales of loans and mortgage-backed securities, an increase in provision for credit losses and higher operating expenses. Those unfavorable items were partially offset by higher net interest income and loan servicing income.

          For the second quarter, our return on average assets was 1.12%, down from 1.51% a year ago, while our return on average equity was 15.60%, down from 23.62% a year ago. For the first six-month periods, our return on average assets declined from 1.40% a year ago to 1.07%, while our return on average equity declined from 21.90% to 15.10%.

          At June 30, 2006, assets totaled $17.465 billion, up 5.1% from a year ago and up 2.2% from year-end 2005. During the current quarter, assets declined $338 million due primarily to declines of $347 million in loans held for investment and $144 million in loans held for sale. Those declines were partially offset by a $162 million increase in securities available for sale. Included within loans held for investment at quarter end were $13.222 billion of one-to-four unit adjustable rate mortgages subject to negative amortization, down $644 million from March 31, 2006. The amount of negative amortization

Page 16	Navigation Links

included in loan balances increased $47 million during the current quarter to $229 million or 1.73% of loans subject to negative amortization. During the current quarter, approximately 26% of loan interest income represented negative amortization, up from 25% in the first quarter of 2006 and 14% in the year-ago second quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%.

          Loan originations (including purchases) totaled $2.071 billion in the current quarter, down 49.9% from $4.133 billion a year ago. Loans originated for sale declined $1.874 billion to $892 million, while single family loans originated for portfolio declined $143 million to $1.130 billion. Of the current quarter total originated for portfolio, $18 million represented subprime credits. At quarter end, the subprime portfolio totaled $826 million, with an average loan-to-value ratio at origination of 70% and, of the total, 97% represented “Alt. A and A-” credits. In addition to single family loans, $49 million of other loans were originated in the current quarter. For the first six months of 2006, loan originations totaled $4.884 billion, down 41.7% from $8.382 billion in the same period a year ago.

          Deposits totaled $11.888 billion at quarter end, up 7.7% from a year ago but virtually unchanged from year-end 2005. At quarter end, the number of branches totaled 171, of which 91 were in-store and four were located in Arizona, down two from March 31, 2006, as two in-store branches were closed due to the closure of the stores in which they were located. The deposits from the two closed locations have been transferred to nearby branches. A year ago, we had 172 branches, of which 92 were in-store and four were located in Arizona.

          Our non-performing assets were virtually unchanged during the quarter at $39 million and represented 0.23% of total assets, compared to 0.21% at year-end 2005 and 0.15% a year ago.

          At June 30, 2006, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, exceeded all regulatory capital requirements, with capital-to-asset ratios of 7.91% for both tangible and core capital and 15.77% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core capital and 10% for risk-based capital.

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

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At June 30, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $238 million, with a change in fair value resulting in a loss of $0.3 million, compared to a notional amount of interest rate lock commitments of $625 million with a change in fair value resulting in a gain of $0.1 million at June 30, 2005. For further information, see Note 4 on page 9 of Notes to Consolidated Financial Statements.
  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities, and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios. On March 31, 2006, we reclassified to accounts payable and accrued liabilities our allowance for loan-related commitments which was previously included with the allowance for loan losses. We use an internal asset review system and credit loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans. This allowance is determined by applying against asset and loan-related commitment balances the associated loss factors for each major credit type that consider past loss experience and asset duration, or loss statistics against current classified credit balances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. The allowance for credit and real estate losses totaled $53 million at June 30, 2006, compared to $38 million at June 30, 2005. For further information, see Allowance for Credit and Real Estate Losses on page 45.
  The valuation of mortgage servicing rights (“MSRs”). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss). During the first quarter of 2006, the coupon rate strata was reduced, which did not have a significant impact on the valuation allowance. At June 30, 2006, the MSR valuation allowance totaled less than $1 million, compared to $4 million at June 30, 2005. For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.
Page 18	Navigation Links

  The prepayment reserves related to sales of loans and MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. The reserve was less than $1 million at June 30, 2006 and $1 million at June 30, 2005. For further information, see Note 3 on page 7 and Note 4 on page 9 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 25.
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

          Our net interest income totaled $132.3 million in the second quarter of 2006, up $22.0 million or 19.9 % from a year ago. The increase reflected both a higher level of average interest-earning assets and effective interest rate spread. Interest-earning assets averaged $17.259 billion in the current quarter, up 4.3% from the same period a year ago. The effective interest rate spread averaged 3.07% in the current quarter, up from 2.67% a year ago and 2.97% in the first quarter of 2006. The improvement in the effective interest rate spread between second quarters primarily reflected two items. First, our interest-earning assets in the current quarter were funded with a higher proportion of interest free funds (non-interest-bearing checking accounts and the excess of interest-earning assets over deposits and borrowings), and the value of those funds was worth more due to higher interest rate levels. Second, loan prepayment fees in the current quarter covered a higher proportion of the deferred loan origination costs that were written-off as a result of those payoffs. For further information regarding a reclassification of certain prior period amounts, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          For the first six months of 2006, net interest income totaled $258.3 million, up $42.9 million from a year ago. The increase was due to higher interest-earning asset levels and a higher effective interest rate spread.

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

Page 20	Navigation Links

	Three Months Ended June 30,

	2006			2005

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$25,888	0.64%		$15,743	0.40%
Write-off of deferred costs and
premiums from loan payoffs		(26,019)	(0.64)		(18,774)	(0.48)
All other		275,364	6.76		209,075	5.31

Total loans	$16,283,301	275,233	6.76	$15,761,341	206,044	5.23
Mortgage-backed securities	267	3	4.49	294	3	4.08
Investment securities (a)	975,373	11,173	4.59	778,672	8,149	4.20

Total interest-earnings assets	17,258,941	$286,409	6.64%	16,540,307	$214,196	5.18%
Non-interest-earning assets	426,727			412,604

Total assets	$17,685,668			$16,952,911

Transaction accounts:
Non-interest-bearing checking	$744,440	$-	-%	$699,998	$-	-%
Interest-bearing checking (b)	508,205	439	0.35	537,003	480	0.36
Money market	161,537	421	1.05	157,761	411	1.04
Regular passbook	1,563,990	3,940	1.01	2,289,652	6,129	1.07

Total transaction accounts	2,978,172	4,800	0.65	3,684,414	7,020	0.76
Certificates of deposit	9,033,473	94,998	4.22	6,921,807	53,942	3.13

Total deposits	12,011,645	99,798	3.33	10,606,221	60,962	2.31
FHLB advances and other borrowings (c)	3,886,870	50,966	5.26	4,827,696	39,572	3.29
Senior notes	198,157	3,298	6.66	197,988	3,296	6.66

Total deposits and borrowings	16,096,672	154,062	3.84	15,631,905	103,830	2.66
Other liabilities	319,055			236,109
Stockholders’ equity	1,269,941			1,084,897

Total liabilities and stockholders’ equity	$17,685,668			$16,952,911

Net interest income/interest rate spread		$132,347	2.80%		$110,366	2.52%
Excess of interest-earning assets over
deposits and borrowings	$1,162,269			$908,402
Effective interest rate spread			3.07			2.67

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
Page 21	Navigation Links

	Six Months Ended June 30,

	2006			2005

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$47,359	0.58%		$25,998	0.34%
Write-off of deferred costs and
premiums from loan payoffs		(48,063)	(0.59)		(31,796)	(0.41)
All other		531,282	6.55		395,752	5.13

Total loans	$16,210,406	530,578	6.55	$15,421,287	389,954	5.06
Mortgage-backed securities	272	6	4.41	298	6	4.03
Investment securities (a)	911,916	20,788	4.60	759,588	15,525	4.12

Total interest-earnings assets	17,122,594	$551,372	6.44%	16,181,173	$405,485	5.01%
Non-interest-earning assets	422,893			398,562

Total assets	$17,545,487			$16,579,735

Transaction accounts:
Non-interest-bearing checking	$722,205	$-	-%	$656,971	$-	-%
Interest-bearing checking (b)	511,861	874	0.34	534,710	956	0.36
Money market	162,875	844	1.04	158,126	821	1.05
Regular passbook	1,645,512	8,324	1.02	2,462,755	13,295	1.09

Total transaction accounts	3,042,453	10,042	0.67	3,812,562	15,072	0.80
Certificates of deposit	8,968,856	181,591	4.08	6,469,258	94,913	2.96

Total deposits	12,011,309	191,633	3.22	10,281,820	109,985	2.16
FHLB advances and other borrowings (c)	3,788,128	94,880	5.05	4,809,754	73,552	3.08
Senior notes	198,135	6,596	6.66	197,969	6,591	6.66

Total deposits and borrowings	15,997,572	293,109	3.69	15,289,543	190,128	2.51
Other liabilities	298,948			232,652
Stockholders’ equity	1,248,967			1,057,540

Total liabilities and stockholders’ equity	$17,545,487			$16,579,735

Net interest income/interest rate spread		$258,263	2.75%		$215,357	2.50%
Excess of interest-earning assets over
deposits and borrowings	$1,125,022			$891,630
Effective interest rate spread			3.02			2.66

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
Page 22	Navigation Links

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006 Versus 2005				2006 Versus 2005
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$6,823	$60,367	$1,999	$69,189	$19,954	$114,796	$5,874	$140,624
Mortgage-backed securities	-	-	-	-	(1)	1	-	-
Investment securities	2,058	771	195	3,024	3,112	1,791	360	5,263

Change in interest income	8,881	61,138	2,194	72,213	23,065	116,588	6,234	145,887

Interest expense:
Transaction accounts:
Interest-bearing checking	(26)	(16)	1	(41)	(41)	(43)	2	(82)
Money market	10	-	-	10	25	(2)	-	23
Regular passbook	(1,942)	(361)	114	(2,189)	(4,413)	(837)	279	(4,971)

Total transaction accounts	(1,958)	(377)	115	(2,220)	(4,429)	(882)	281	(5,030)
Certificates of deposit	16,456	18,850	5,750	41,056	36,673	36,069	13,936	86,678

Total interest-bearing deposits	14,498	18,473	5,865	38,836	32,244	35,187	14,217	81,648
FHLB advances and other
borrowings	(7,713)	23,732	(4,625)	11,394	(15,623)	46,916	(9,965)	21,328
Senior notes	3	(1)	-	2	6	(1)	-	5

Change in interest expense	6,788	42,204	1,240	50,232	16,627	82,102	4,252	102,981

Change in net interest income	$2,093	$18,934	$954	$21,981	$6,438	$34,486	$1,982	$42,906

Provision for Credit Losses

          Provision for credit losses totaled $6.7 million in the second quarter of 2006, up $6.1 million from a year ago. During the current quarter, California residential real estate markets continued to show signs of slower sales and flattening home values. In addition, the amount of negative amortization associated with option ARM loans continued to increase and may result in certain borrowers reaching their limit of negative amortization permitted under the terms of their loan, thereby resulting in an increase in their minimum monthly loan payment and the potential for higher delinquencies.

          For the first six months of 2006, provision for credit losses totaled $16.7 million, and net charge-offs were $0.1 million. That compares to a $2.6 million provision for credit losses and net charge-offs of $1.0 million in the year-ago period. For further information, see Allowance for Credit and Real Estate Losses on page 45.

Page 23	Navigation Links

Other Income

          Our total other income was $21.0 million in the current quarter, down $38.4 million from a year ago. Contributing to the decline between second quarters was:

  a $40.2 million decline in net gains from sales of loans and mortgage-backed securities; and
  a $1.8 million unfavorable change in income from a litigation award, as the year-ago second quarter included an award associated with an other real estate owned asset that had suffered damage from earth movement.

Those unfavorable items were partially offset by:

  a $3.0 million favorable change in loan servicing activities; and
  a $0.8 million increase in income from real estate investment activities.

          For the first six months of 2006, other income totaled $44.2 million, down $60.0 million from the same period a year ago. The decline primarily reflected lower gains from sales of loans and mortgage-backed securities.

          Below is a further detailed discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $9.2 million in the current quarter, essentially unchanged from a year ago. Loan related fees were down $0.4 million or 28.0% and deposit related fees were up $0.3 million or 4.1%. Within deposit related fees, automated teller machine fees declined 13.4% primarily reflecting the removal of 200 standalone machines in the fourth quarter of 2005, while other fees increased 13.7%. For further information regarding a reclassification of certain prior period amounts, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Loan related fees	$1,009	$1,066	$1,346	$1,538	$1,401
Deposit related fees:
Automated teller machine fees	2,410	2,149	2,453	2,770	2,784
Other fees	5,752	5,343	5,278	5,265	5,057

Total loan and deposit related fees	$9,171	$8,558	$9,077	$9,573	$9,242

          For the first six months of 2006, loan and deposit related fees totaled $17.7 million, virtually unchanged from the same period of 2005.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Loan related fees	$2,075	$2,641
Deposit related fees:
Automated teller machine fees	4,559	5,365
Other fees	11,095	9,840

Total loan and deposit related fees	$17,729	$17,846

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $2.6 million in the current quarter, up $0.8 million from the year-ago quarter due primarily to higher gains from sales, most of which related to joint venture projects and is reported within the category equity in net income from joint ventures. The current quarter included gains of $2.6 million, compared to gains of $1.1 million a year ago.

Page 24	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Rental operations, net of expenses	$240	$487	$387	$199	$300
Net gains on sales of wholly owned real estate	-	-	-	407	39
Equity in net income (loss) from joint ventures	2,313	1,802	(1,268)	1,368	1,389
Reduction of losses on real estate and joint ventures	-	-	-	1,333	-

Total income (loss) from real estate and
joint ventures held for investment, net	$2,553	$2,289	$(881)	$3,307	$1,728

          For the first six months of 2006, income from real estate and joint ventures held for investment totaled $4.8 million, up $0.5 million from the same period of 2005 due primarily to higher gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Rental operations, net of expenses	$727	$756
Net gains on sales of wholly owned real estate	-	70
Equity in net income from joint ventures	4,115	3,482
Reduction of losses on real estate and joint ventures	-	-

Total income from real estate and joint ventures held for investment, net	$4,842	$4,308

Secondary Marketing Activities

          We service loans for others and those activities generated income of $0.5 million in the current quarter, up from a loss of $2.5 million in the year-ago quarter. The primary reason for the favorable change was that the current quarter included a $0.1 million recapture of the valuation allowance for MSRs, compared to a $2.6 million addition in the year-ago quarter.

          At June 30, 2006, MSRs, net of a $0.1 million valuation allowance, totaled $20.6 million or 0.87% of the $2.370 billion of associated loans serviced for others. That compares to MSRs in the year-ago quarter, net of a $3.8 million valuation allowance, of $16.8 million or 0.75% of the $2.249 billion of associated loans serviced for others. In addition to the loans we serviced for others with capitalized MSRs, at June 30, 2006, we serviced $4.008 billion of loans, primarily sub-service for others for a fixed fee per loan, with no risk associated with changing MSR values.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Net cash servicing fees	$1,574	$1,566	$1,743	$1,968	$1,753
Payoff and curtailment interest cost (a)	(233)	(218)	(250)	(315)	(288)
Amortization of mortgage servicing rights	(1,029)	(1,198)	(1,252)	(1,346)	(1,398)
(Provision for) reduction of impairment
of mortgage servicing rights	140	39	697	1,859	(2,596)

Total loan servicing income (loss), net	$452	$189	$938	$2,166	$(2,529)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For the first six months of 2006, income of $0.6 million was recorded from loan servicing activities, compared to a $1.0 million loss for the same period of 2005. The favorable change primarily related to the current period recapture of impairment for MSRs, compared to an addition for impairment of MSRs in the year-ago period.

Page 25	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss) during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Net cash servicing fees	$3,140	$3,380
Payoff and curtailment interest cost (a)	(451)	(482)
Amortization of mortgage servicing rights	(2,227)	(2,558)
(Provision for) reduction of impairment of mortgage servicing rights	179	(1,385)

Total loan servicing income (loss), net	$641	$(1,045)

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

          For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.

          Sales of loans and mortgage-backed securities we originated for sale declined from $3.093 billion a year ago to $1.028 billion in the current quarter. Net gains associated with these sales totaled $8.6 million in the current quarter, down from $48.8 million a year ago. The decline was due to the lower volume of loans sold and a lower gain per dollar of loan sold. The current quarter included a $0.7 million loss due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 gain of $1.3 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain equal to 0.91% on secondary market sales was realized, down from the year-ago gain of 1.54%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Mortgage servicing rights	$1,285	$1,022	$1,740	$1,858	$1,217
All other components excluding SFAS 133	8,067	10,394	8,418	29,041	46,373
SFAS 133	(733)	238	841	(1,400)	1,258

Total net gains on sales of loans
and mortgage-backed securities	$8,619	$11,654	$10,999	$29,499	$48,848

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	0.91%	1.30%	0.93%	1.47%	1.54%

          For the first six months of 2006, sales of loans and mortgage-backed securities totaled $1.9 billion, down from $5.1 billion a year ago. Net gains associated with these sales totaled $20.3 million, $59.2 million lower than the prior year amount.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Mortgage servicing rights	$2,307	$2,826
All other components excluding SFAS 133	18,461	72,466
SFAS 133	(495)	4,171

Total net gains on sales of loans and mortgage-backed securities	$20,273	$79,463

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	1.09%	1.47%

Page 26	Navigation Links

Operating Expense

          Operating expense totaled $60.9 million in the current quarter, up $2.7 million from a year ago due to a 4.4% increase in general and administrative expense as most major categories were higher. However, compared with the first quarter of 2006, general and administrative expense was down $0.6 million.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Salaries and related costs	$40,873	$40,780	$37,397	$38,155	$39,042
Premises and equipment costs	8,410	8,538	8,301	8,079	7,891
Advertising expense	1,879	1,242	1,610	1,557	1,551
Deposit insurance premiums and regulatory
assessments	1,008	1,014	984	957	927
Professional fees	450	792	596	(69)	345
Other general and administrative expense	8,295	9,175	9,621	9,938	8,605

Total general and administrative expense	60,915	61,541	58,509	58,617	58,361
Net operation of real estate acquired in
settlement of loans	28	(9)	(172)	91	(79)

Total operating expense	$60,943	$61,532	$58,337	$58,708	$58,282

          For the first six months of 2006, operating expenses totaled $122.5 million, up $6.0 million or 5.1% from the same period of 2005, primarily reflecting higher salaries and related costs as well as premises and equipment costs.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Salaries and related costs	$81,653	$78,197
Premises and equipment costs	16,948	15,891
Advertising expense	3,121	2,901
Deposit insurance premiums and regulatory assessments	2,022	1,854
Professional fees	1,242	681
Other general and administrative expense	17,470	16,997

Total general and administrative expense	122,456	116,521
Net operation of real estate acquired in settlement of loans	19	(15)

Total operating expense	$122,475	$116,506

Provision for Income Taxes

          Income taxes for the second quarter totaled $36.2 million, down from $46.8 million in the year-ago quarter, while income taxes totaled $69.0 million for the first six months of 2006, down from $84.6 million in the same year-ago period. The effective tax rate was unchanged at 42.2% in both second quarters and first six month periods. For further information, see Note 5 of Notes to Consolidated Financial statements on page 12.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 8 of Notes to Consolidated Financial Statements on page 14.

Page 27	Navigation Links

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Banking net income	$47,810	$43,576	$43,054	$57,687	$62,932
Real estate investment net income (loss)	1,730	1,181	(1,165)	2,049	1,138

Total net income	$49,540	$44,757	$41,889	$59,736	$64,070

	Six Months Ended June 30,

(In Thousands)	2006	2005

Banking net income	$91,386	$113,142
Real estate investment net income	2,911	2,667

Total net income	$94,297	$115,809

Banking

          Net income from our banking operations for the current quarter totaled $47.8 million, down $15.1 million or 24.0% from a year ago. The decline between second quarters primarily reflected:

  A $40.2 million decline in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold and gain per dollar of loan sold;
  A $6.1 million increase in provision for credit losses, as we deemed it appropriate to increase the allowance for credit losses associated with residential loans;
  A $2.6 million or 4.5% increase in operating expense, as all major categories were higher except for a modest decline in the other category; and
  A $1.8 million unfavorable change in income from a litigation award, as the year-ago second quarter included an award associated with an other real estate owned asset that had suffered damage from earth movement.

Those unfavorable factors were partially offset by a $21.8 million or 19.7% increase in net interest income reflecting both a higher level of average interest-earning assets and effective interest rate spread and a $3.0 million favorable change in loan servicing activities due to a favorable change in the valuation allowance for MSRs.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Net interest income	$132,021	$125,632	$110,749	$109,878	$110,256
Provision for (reduction of) credit losses	6,662	10,057	393	(751)	583
Other income	18,188	20,671	20,743	41,881	57,365
Operating expense	60,652	60,797	56,632	58,426	58,030
Net intercompany income (expense)	(54)	87	(45)	29	(39)

Income before income taxes	82,841	75,536	74,422	94,113	108,969
Income taxes	35,031	31,960	31,368	36,426	46,037

Net income	$47,810	$43,576	$43,054	$57,687	$62,932

At period end
Assets:
Loans and mortgage-backed securities, net	$15,938,573	$16,429,596	$15,821,923	$15,344,636	$15,408,774
Other	1,517,582	1,364,430	1,265,220	1,214,285	1,196,756

Total assets	17,456,155	17,794,026	17,087,143	16,558,921	16,605,530

Equity	$1,290,165	$1,249,403	$1,208,219	$1,171,528	$1,116,145

          For the first six months of 2006, net income from our banking operations totaled $91.4 million, down $21.8 million from the same period a year ago. The decline primarily reflected lower gains from sales of loans and mortgage-backed securities, an increase in provision for credit losses and higher operating expenses, partially offset by higher net interest income.

Page 28	Navigation Links

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Net interest income	$257,653	$215,144
Provision for credit losses	16,719	2,621
Other income	38,859	99,360
Operating expense	121,449	115,888
Net intercompany income (expense)	33	(77)

Income before income taxes	158,377	195,918
Income taxes	66,991	82,776

Net income	$91,386	$113,142

Real Estate Investment

          Net income from our real estate investment operations totaled $1.7 million in the current quarter, up from $1.1 million a year ago. The increase primarily reflected higher gains from sales in real estate joint ventures in which we participate. The current quarter included gains of $2.6 million, compared to gains of $1.1 million a year ago.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Net interest income	$326	$284	$241	$148	$110
Other income (loss)	2,842	2,539	(553)	3,654	2,031
Operating expense	291	735	1,705	282	252
Net intercompany income (expense)	54	(87)	45	(29)	39

Income (loss) before income taxes (benefits)	2,931	2,001	(1,972)	3,491	1,928
Income taxes (benefits)	1,201	820	(807)	1,442	790

Net income (loss)	$1,730	$1,181	$(1,165)	$2,049	$1,138

At period end
Assets:
Investments in real estate and joint ventures	$49,237	$49,182	$49,344	$49,351	$58,941
Other	31,541	29,974	28,418	29,429	17,833

Total assets	80,778	79,156	77,762	78,780	76,774

Equity	$72,153	$70,423	$69,242	$70,407	$68,358

          For the first six months of 2006, our net income from real estate investment operations totaled $2.9 million, up $0.2 million from the same period of 2005. The increase primarily reflected higher gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Net interest income	$610	$213
Other income	5,381	4,847
Operating expense	1,026	618
Net intercompany income (expense)	(33)	77

Income before income taxes	4,932	4,519
Income taxes	2,021	1,852

Net income	$2,911	$2,667

          Our investments in real estate and joint ventures amounted to $49 million at both June 30, 2006 and December 31, 2005, but down from $59 million at June 30, 2005.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 45.

Page 29	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $491 million during the current quarter to a total of $15.9 billion or 91.3% of total assets at June 30, 2006. The decline was due primarily to a decline of $347 million in our loans held for investment.

          Our loan originations, including loans purchased, totaled $2.071 billion in the current quarter, down 49.9% from the $4.133 billion we originated in the year-ago second quarter and 26.4% below the $2.813 billion we originated in the first quarter of 2006. Loans originated for sale declined $1.874 billion from the year-ago quarter to $892 million, while one-to-four unit residential loans we originated for portfolio declined $143 million to $1.130 billion. Of our current quarter originations for portfolio, $18 million represented subprime credits. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans increased modestly from 37% a year ago to 38% in the current quarter and was up from 34% in the first quarter of 2006. During the current quarter, 86% of our residential one-to-four unit originations represented refinance transactions. This is down from 87% in the first quarter of 2006, but up from 79% in the year-ago second quarter. In addition to single family loans, we originated $49 million of other loans in the current quarter.

          Originations of adjustable rate one-to-four unit residential loans for portfolio, including loans purchased, totaled $1.130 billion in the current quarter. Of those, 54% were monthly adjustable rate loans that provide for negative amortization, with the balance primarily adjustable rate loans with the initial interest rate fixed for the first three to five years. Of the monthly adjustable rate loans, virtually all were tied to the FHLB Eleventh District Cost of Funds Index (“COFI”). The other adjustable rate loans were tied to the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year (“MTA”), LIBOR or the Constant Maturity Treasury ("CMT") index. In the year-ago second quarter, virtually all were monthly adjustable rate loans that provide for negative amortization of which 72% were tied to COFI with the remainder tied to MTA.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$612,586	$1,309,298	$1,445,612	$1,309,055	$920,152
MTA	3,206	209,134	526,811	602,125	350,462
LIBOR	77,753	11,396	1,540	880	1,765
CMT	43,975	-	-	-	-
Adjustable – fixed for 3-5 years	392,126	189,385	5,827	-	-
Fixed	69	155	464	61	-

Total residential one-to-four units	1,129,715	1,719,368	1,980,254	1,912,121	1,272,379
Other	49,059	113,670	27,835	31,620	94,100

Total for investment portfolio	1,178,774	1,833,038	2,008,089	1,943,741	1,366,479
Sale portfolio (a)	892,314	980,164	1,067,861	1,699,900	2,766,047

Total for investment and sale portfolios	$2,071,088	$2,813,202	$3,075,950	$3,643,641	$4,132,526

(a) All residential one-to-four unit loans.
Page 30	Navigation Links

	Six Months Ended June 30,

(In Thousands)	2006	2005

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,921,884	$2,824,239
MTA	212,340	352,703
LIBOR	89,149	11,768
CMT	43,975	-
Adjustable – fixed for 3-5 years	581,511	-
Fixed	224	-

Total residential one-to-four units	2,849,083	3,188,710
Other	162,729	246,184

Total for investment portfolio	3,011,812	3,434,894
Sale portfolio (a)	1,872,478	4,947,439

Total for investment and sale portfolios	$4,884,290	$8,382,333

(a) Primarily residential one-to-four unit loans.

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

          More particularly, these loans currently:

  limit negative amortization to 110% of the original loan amount for portfolio loans and 120% for saleable loans;
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

          The maximum home loan we make, except for a limited amount related to Community Reinvestment Act activities, is equal to 97% of a property’s appraised value; however, any loan in excess of 80% of appraised value generally requires private mortgage insurance. Typically, this insures the loan down to a 75% loan-to-value ratio, consistent with secondary marketing requirements. A loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. If a loan incurs significant negative amortization, the loan-to-value ratio could rise, which increases credit risk, and the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation in the event of a loan default.

Page 31	Navigation Links

          With the negative amortization and loan-to-value limitations currently in place, the loan-to-value ratio over the life of a portfolio option ARM could never exceed 88% of the original appraised value, assuming the loan reached 110% of the original loan balance and had an 80% loan-to-value ratio at origination (the maximum permitted without the borrower obtaining private mortgage insurance).

          Our loan portfolio held for investment does contain loans previously originated with a limit on negative amortization of 125% of the original loan amount. At June 30, 2006, loans with the higher 125% limit on negative amortization represented 4% of our adjustable rate one-to-four unit residential loan portfolio, while those with the 110% limit represent 85%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          During the prior quarter, we ceased offering option ARM products to our subprime borrowers, but continue to offer them to our prime borrowers. While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify applicants for adjustable rate mortgages using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently,:

  for prime borrowers:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  for subprime borrowers (Alt. A and A- only, for non-option ARM products):
    7.00% for owner occupied; or
    7.25% for non-owner occupied.
Page 32	Navigation Links

          As set forth in the following table, $13.2 billion or 89% of our residential one-to-four unit adjustable rate loans held for investment were option ARMs subject to negative amortization at June 30, 2006, of which $229 million or 1.73% represented the amount of negative amortization included in the loan balance. At origination, these loans had a weighted average loan-to-value ratio of 73%. The amount of negative amortization had a net increase of $47 million during the current quarter, as borrowers took advantage of the flexibility of this product. During the current quarter, approximately 26% of our loan interest income represented negative amortization, up from 25% in the first quarter of 2006 and 14% in the year-ago second quarter. In addition, $1.1 billion or 7% of our residential one-to-four unit adjustable rate loans represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

	June 30, 2006

			Negative			Weighted
			Amortization	Loan to	Current	Average
	Loan	% of	Included in	Value at	Loan to	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Value (a)	(Months)

Prime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	$723,113	6%	$2,251	70%	69%	22
Balance greater than original loan amount	9,759,236	78	216,473	73	75	16

Total with negative amortization	10,482,349	84	218,724	73	74	17
Not utilizing negative amortization	1,993,448	16	-	71	68	30

Total prime loans subject to negative amortization	12,475,797	100	218,724	73	73	19
Subprime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	57,107	8	150	71	70	31
Balance greater than original loan amount	593,048	79	10,178	71	72	20

Total with negative amortization	650,155	87	10,328	71	72	21
Not utilizing negative amortization	95,732	13	-	72	69	49

Total subprime loans subject to negative amortization	745,887	100	10,328	71	71	25
Total loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	780,220	6	2,401	70	70	23
Balance greater than original loan amount	10,352,284	78	226,651	73	74	16

Total with negative amortization	11,132,504	84	229,052	73	74	17
Not utilizing negative amortization	2,089,180	16	-	71	68	31

Total loans subject to negative amortization	$13,221,684	100%	$229,052	73%	73%	19
As a percentage of total residential one-to-four unit
adjustable rate loans	89%

Total loans with interest only payments
Prime	$1,062,104	96%	$-	70%	69%	14
Subprime	39,311	4	-	67	67	17

Total loans with interest only payments	$1,101,415	100%	$-	70%	69%	14
As a percentage of total residential one-to-four unit
adjustable rate loans	7%

(a) Based upon appraised value at time of origination.

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest only payments. At June 30, 2006, these other credit risks included:

  89% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties;
  78% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 10% were underwritten with no verification of either borrower income or assets; and
  the loans are relatively new and unseasoned, as 19% of our residential one-to-four unit loans were originated in 2006, with an additional 40% originated in 2005.
Page 33	Navigation Links

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

          While our historic credit experience has been good, option ARMs can present greater credit risk in sustained periods of rising interest rates, as borrowers may see their loan payments increase significantly when their payments recast to fully-amortizing payments. In addition, credit risk increases if home values decline. In light of continued increases in market interest rates and changes in the residential market, such as an increased level of unsold homes and relatively flat home prices, we instituted pricing changes in the first quarter of 2006 for the option ARMs we originate for portfolio by increasing the initial start rate and thereby lowering their potential for negative amortization. Since our start rate was higher than those of many of our competitors, our production of option ARMs for portfolio did not offset loan payoffs during the current quarter, a trend that may continue. We are offering other types of adjustable rate product for portfolio that do not permit negative amortization, but those products are currently not as popular with borrowers. We will continue to closely monitor the trends in the residential housing and lending markets, especially the pricing of our competitors, and make pricing adjustments, as deemed necessary.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$10,770,739	77%	$11,172,831	77%	$10,733,770	76%	$10,290,282	76%	$9,964,759	77%
MTA	2,636,804	19	2,841,747	20	2,846,273	20	2,542,053	19	2,185,982	17
LIBOR	359,752	3	351,128	2	410,010	3	510,399	4	675,872	5
Other, primarily CMT	138,488	1	151,003	1	155,498	1	150,566	1	128,281	1

Total adjustable loans (a)	$13,905,783	100%	$14,516,709	100%	$14,145,551	100%	$13,493,300	100%	$12,954,894	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          We continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market as needed to manage our balance sheet. We sold $1.028 billion of loans and mortgage-backed securities in the current quarter, compared to $876 million in the first quarter of 2006 and $3.093 billion in the year-ago second quarter. All amounts were secured by residential one-to-four unit property, and at June 30, 2006, loans held for sale totaled $418 million.

          At June 30, 2006, our unfunded loan application pipeline totaled $1.4 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $642 million, of which $304 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at June 30, 2006, we had commitments on undrawn lines of credit of $335 million and loans in process of $56 million. We believe our current sources of funds will enable us to meet these obligations.

Page 34	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$711,184	$1,462,892	$1,878,179	$1,800,460	$1,135,573
Adjustable – subprime	18,229	54,718	72,453	102,079	132,491
Adjustable – fixed for 3-5 years	392,126	189,385	5,827	-	-
Fixed	-	155	464	61	-

Total residential one-to-four units	1,121,539	1,707,150	1,956,923	1,902,600	1,268,064
Home equity loans and lines of credit	8,313	8,793	9,408	6,108	48,109
Residential five or more units – adjustable	525	68,583	-	-	-
Commercial real estate	-	630	-	-	-
Construction	4,458	19,863	17,361	23,421	35,483
Land	33,903	15,102	300	1,193	9,514
Non-mortgage:
Commercial	-	-	200	-	-
Other consumer	1,860	699	566	898	994

Total loans originated	1,170,598	1,820,820	1,984,758	1,934,220	1,362,164
Real estate loans purchased:
One-to-four units	8,176	11,601	22,965	9,296	4,170
One-to-four units – subprime	-	617	366	225	145

Total real estate loans purchased	8,176	12,218	23,331	9,521	4,315

Total loans originated and purchased	1,178,774	1,833,038	2,008,089	1,943,741	1,366,479
Loan repayments	(1,596,002)	(1,393,957)	(1,596,505)	(1,691,123)	(1,385,603)
Other net changes (a)	70,033	71,575	102,833	113,889	45,239

Increase (decrease) in loans held for investment, net	(347,195)	510,656	514,417	366,507	26,115

Sale Portfolio
Residential one-to-four unit loans originated	890,191	979,000	1,062,495	1,682,834	2,741,341
Loans purchased	2,123	1,164	5,366	17,066	24,706
Loans transferred to the investment portfolio (a)	(6,782)	(3,840)	(4,887)	(6,987)	(9,842)
Originated whole loans sold	(751,702)	(662,306)	(827,815)	(1,828,698)	(2,881,687)
Loans exchanged for mortgage-backed securities	(276,292)	(213,980)	(269,423)	(279,303)	(211,086)
Capitalized basis adjustment (b)	1,254	(1,066)	(313)	(234)	1,516
Other net changes (c)	(2,612)	(1,949)	(2,546)	(15,315)	(12,434)

Increase (decrease) in loans held for sale, net	(143,820)	97,023	(37,123)	(430,637)	(347,486)

Mortgage-backed securities, net:
Received in exchange for loans	276,292	213,980	269,423	279,303	211,086
Sold	(276,292)	(213,980)	(269,423)	(279,303)	(211,086)
Repayments	(8)	(6)	(6)	(6)	(6)
Other net changes	-	-	(1)	(2)	2

Decrease in mortgage-backed securities
available for sale	(8)	(6)	(7)	(8)	(4)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(143,828)	97,017	(37,130)	(430,645)	(347,490)

Total increase (decrease) in loans and
mortgage-backed securities, net	$(491,023)	$607,673	$477,287	$(64,138)	$(321,375)

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(b) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.
(c) Primarily included repayments and the change in net deferred costs and premiums.
Page 35	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$12,959,502	$13,424,089	$12,968,647	$12,205,405	$11,600,453
Adjustable – subprime	815,402	951,583	1,046,261	1,159,701	1,244,386
Adjustable – fixed for 3-5 years	1,008,867	715,453	598,102	707,331	823,518
Adjustable – fixed for 3-5 years – subprime	8,192	8,989	10,253	12,837	14,583
Fixed	45,447	48,304	49,030	52,124	56,630
Fixed – subprime	2,069	2,311	2,397	2,505	2,705

Total residential one-to-four units	14,839,479	15,150,729	14,674,690	14,139,903	13,742,275
Home equity loans and lines of credit	232,746	250,804	274,014	300,300	318,592
Residential five or more units:
Adjustable	117,060	134,340	68,390	69,052	89,408
Fixed	1,040	1,092	1,141	1,178	1,208
Commercial real estate:
Adjustable	24,254	25,967	25,547	25,743	25,935
Fixed	2,837	2,879	3,244	3,280	3,314
Construction	67,609	78,095	82,379	89,337	93,016
Land	59,682	27,379	23,630	41,361	65,377
Non-mortgage:
Commercial	3,400	3,481	3,981	4,223	4,496
Automobile	41	67	116	204	320
Other consumer	6,262	6,591	6,577	6,456	6,504

Total loans held for investment	15,354,410	15,681,424	15,163,709	14,681,037	14,350,445
Increase (decrease) for:
Undisbursed loan funds	(58,390)	(59,222)	(51,838)	(65,214)	(85,377)
Net deferred costs and premiums	275,797	290,116	279,888	261,483	245,727
Allowance for losses	(51,198)	(44,504)	(34,601)	(34,565)	(34,561)

Total loans held for investment, net	15,520,619	15,867,814	15,357,158	14,842,741	14,476,234

Sale Portfolio
Loans held for sale:
Residential one-to-four units	411,086	556,365	459,081	495,156	914,164
Net deferred costs and premiums	6,851	6,646	5,841	6,576	17,971
Capitalized basis adjustment (a)	(246)	(1,500)	(434)	(121)	113

Total loans held for sale, net	417,691	561,511	464,488	501,611	932,248
Mortgage-backed securities available for sale:
Adjustable	263	271	277	284	292
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	263	271	277	284	292

Total loans held for sale and mortgage-backed
securities available for sale	417,954	561,782	464,765	501,895	932,540

Total loans and mortgage-backed securities, net	$15,938,573	$16,429,596	$15,821,923	$15,344,636	$15,408,774

(a) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At June 30, 2006, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At June 30, 2006, our residential one-to-four units subprime portfolio totaled $826 million and consisted of 97% “Alt. A and A-” credit, 2% “B” credit and 1% “C” credit loans. The average loan-to-value ratio at origination for these loans was 70%.

          We carry mortgage-backed securities available for sale at fair value which, at June 30, 2006, was essentially equal to our cost basis.

Page 36	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Federal funds	$2	$-	$-	$2	$30,001
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	892,109	730,338	626,249	550,557	504,900
Other	63	64	64	64	65

Total investment securities	$892,174	$730,402	$626,313	$550,623	$534,966

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2006 are presented in the following table. The $21.3 million unrealized loss on securities is due to changes in market interest rates. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	428,666	5,723	463,443	15,575	892,109	21,298
Other	-	-	-	-	-	-

Total temporarily impaired securities	$428,666	$5,723	$463,443	$15,575	$892,109	$21,298

          The following table sets forth the maturities of our investment securities and their weighted average yields at June 30, 2006.

	Amount Due as of June 30, 2006

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$2	$-	$-	$-	$2
Weighted average yield	4.94%	-%	-%	-%	4.94%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	17,462	393,806	480,841	-	892,109
Weighted average yield	4.12%	5.39%	4.66%	-%	4.97%
Other	-	-	-	63	63
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$17,464	$393,806	$480,841	$63	$892,174
Weighted average yield	4.12%	5.39%	4.66%	6.25%	4.97%

(a) At June 30, 2006, 46% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 4.00% at various specified times over a range from August 2006 to December 2012. Yields for investment securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Deposits

          At June 30, 2006, our deposits totaled $11.9 billion, up $846 million or 7.7% from the year-ago level, virtually unchanged from year-end 2005, but down $311 million or 2.6% from the previous quarter end. Compared to the year-ago period, our certificates of deposit increased $1.5 billion or 19.8%, which was partially offset by a decline in our transaction accounts—i.e., checking, money market and regular passbook—of $639 million or 18.1%. As short-term market interest rates have continued to rise over the past year, our customers have moved monies from regular passbook accounts into certificates of deposit.

Page 37	Navigation Links

          During the quarter, two in-store branches were closed due to the closure of the stores in which they were located. This leaves our total number of branches at 171, of which 91 were in-store and four were located in Arizona. A year ago, we had 172 branches, of which 92 were in-store and four were located in Arizona. At June 30, 2006, the average deposit size of our 80 traditional branches was $117 million, while the average deposit size of our 91 in-store branches was $28 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$751,446	-%	$758,055	-%	$705,077	-%	$857,875	-%	$715,152
Interest-bearing
checking (a)	0.29	497,313	0.29	525,564	0.30	529,133	0.30	530,467	0.31	513,559
Money market	1.05	162,213	1.05	166,496	1.05	164,192	1.05	161,910	1.05	159,402
Regular passbook	1.00	1,483,890	1.02	1,652,549	1.04	1,816,635	1.05	1,975,209	1.06	2,145,323

Total transaction
accounts	0.62	2,894,862	0.65	3,102,664	0.69	3,215,037	0.68	3,525,461	0.74	3,533,436
Certificates of deposit:
Less than 2.00%	1.31	29,690	1.49	47,149	1.68	86,992	1.70	131,006	1.68	218,223
2.00-2.49	2.37	24,559	2.37	81,014	2.41	147,632	2.44	294,160	2.45	1,222,193
2.50-2.99	2.87	92,839	2.81	159,742	2.78	215,297	2.79	321,523	2.79	429,479
3.00-3.49	3.28	176,414	3.34	368,255	3.27	1,001,901	3.27	2,068,056	3.22	3,341,993
3.50-3.99	3.89	1,190,947	3.86	2,681,838	3.78	4,114,751	3.76	4,164,594	3.72	1,568,814
4.00-4.49	4.24	3,765,400	4.23	4,422,839	4.17	2,622,618	4.16	787,167	4.21	266,015
4.50-4.99	4.72	3,408,252	4.68	1,320,831	4.81	455,192	4.83	429,715	4.83	429,941
5.00 and greater	5.08	304,776	5.07	14,571	5.17	17,428	5.59	30,554	5.60	31,978

Total certificates
of deposit	4.36	8,992,877	4.10	9,096,239	3.83	8,661,811	3.62	8,226,775	3.27	7,508,636

Total deposits	3.45%	$11,887,739	3.22%	$12,198,903	2.98%	$11,876,848	2.74%	$11,752,236	2.46%	$11,042,072

(a) Included amounts swept into money market deposit accounts.

Borrowings

          At June 30, 2006, our borrowings totaled $4.0 billion, essentially unchanged from the prior quarter, but down $248 million from the year-ago level. This followed a $268 million increase in borrowings during the first quarter of 2006. This quarter we borrowed $255 million of funds through transactions in which securities are sold under agreements to repurchase. These repurchase agreements are entered into with selected major securities dealers, using government sponsored entities securities from our portfolio as collateral.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2006	2006	2005	2005	2005

Securities sold under agreements to repurchase	$255,042	$-	$-	$-	$-
Federal Home Loan Bank advances (a)	3,499,450	3,825,811	3,557,515	3,162,808	4,002,757
Senior notes	198,172	198,129	198,087	198,045	198,004

Total borrowings	$3,952,664	$4,023,940	$3,755,602	$3,360,853	$4,200,761

Weighted average rate on borrowings during
the quarter (a)	5.33%	4.92%	4.54%	3.97%	3.42%
Total borrowings as a percentage of total assets	22.63	22.60	21.97	20.29	25.28

(a) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 38	Navigation Links

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 39 and Note 4 of Notes to the Consolidated Financial Statements on page 9.

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

Transactions with Related Parties

          There are no significant related party transactions required to be disclosed in accordance with FASB Statement No. 57, Related Party Disclosures. Loans to our executive officers and directors were made in the ordinary course of business and were made on substantially the same terms as comparable transactions.

Asset/Liability Management and Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income. Our primary strategy to manage interest rate risk is to emphasize the origination for investment of adjustable rate mortgages or loans with relatively short maturities. Interest rates on adjustable rate mortgages are primarily tied to the COFI, MTA, LIBOR and CMT indexes. We also may execute swap contracts to change interest rate characteristics of our interest-earning assets or interest-bearing liabilities to better manage interest rate risk.

          In addition to the interest rate risk associated with our lending for investment and deposit taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgages, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through use of loan forward sale and purchase contracts with national investment banking firms and government sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into derivative contracts for speculative purposes.

Page 39	Navigation Links

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

          There has been no significant change in our market risk since December 31, 2005.

Page 40	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of June 30, 2006, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	June 30, 2006

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$504,193	$79,839	$492,938	$-	$-	$1,076,970
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	14,594,914	256,930	479,181	-	-	15,331,025
Fixed	113,146	3,236	18,974	12,189	9,166	156,711
Home equity loans and lines of credit	230,421	109	694	288	-	231,512
Residential five or more units:
Adjustable	69,739	24,226	8,475	-	-	102,440
Fixed	116	109	536	221	51	1,033
Commercial real estate	18,160	2,320	5,623	50	-	26,153
Construction	37,225	-	-	-	-	37,225
Land	44,838	-	-	-	-	44,838
Non-mortgage loans:
Commercial	1,353	-	-	-	-	1,353
Consumer	5,991	14	15	-	-	6,020
Mortgage-backed securities	263	-	-	-	-	263

Total loans and mortgage-backed securities, net	15,116,166	286,944	513,498	12,748	9,217	15,938,573

Total interest-earning assets	$15,620,359	$366,783	$1,006,436	$12,748	$9,217	$17,015,543

Transaction accounts:
Non-interest-bearing checking	$751,446	$-	$-	$-	$-	$751,446
Interest-bearing checking (c)	497,313	-	-	-	-	497,313
Money market (d)	162,213	-	-	-	-	162,213
Regular passbook (d)	1,483,890	-	-	-	-	1,483,890

Total transaction accounts	2,894,862	-	-	-	-	2,894,862
Certificates of deposit (e)	6,216,202	2,147,135	629,540	-	-	8,992,877

Total deposits	9,111,064	2,147,135	629,540	-	-	11,887,739
FHLB advances and other borrowings	3,281,342	65,000	408,150	-	-	3,754,492
Senior notes	-	-	-	198,172	-	198,172
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$12,822,406	$2,212,135	$607,690	$198,172	$-	$15,840,403

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$2,797,953	$(1,845,352)	$398,746	$(185,424)	$9,217	$1,175,140
Cumulative gap	2,797,953	952,601	1,351,347	1,165,923	1,175,140
Cumulative gap – as a percentage of total assets:
June 30, 2006	16.02%	5.45%	7.74%	6.68%	6.73%
December 31, 2005	23.22	11.19	7.08	5.80	5.82
June 30, 2005	16.62	9.76	7.14	5.80	5.81

(a) Includes FHLB stock and is based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.
Page 41	Navigation Links

          Our six-month gap at June 30, 2006 was a positive 16.02%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 23.22% at December 31, 2005 and 16.62% a year ago.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio and plan to sell the originations in excess of our balance sheet needs into the secondary market to the extent we can do so profitably. For the twelve months ended June 30, 2006, we originated and purchased for investment $7.0 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At June 30, 2006, December 31, 2005 and June 30, 2005 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $15.3 billion at June 30, 2006, compared to $15.1 billion at December 31, 2005 and $14.3 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005

Weighted average yield: (a)
Loans and mortgage-backed securities	6.99%	6.52%	6.10%	5.69%	5.42%
Investment securities (b)	4.97	4.66	4.37	4.09	3.96

Interest-earning assets yield	6.88	6.44	6.04	5.63	5.37

Weighted average cost:
Deposits	3.45	3.22	2.98	2.74	2.46
Borrowings:
Federal Home Loan Bank advances and
other borrowings (c)	5.56	4.94	4.71	4.15	3.57
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	5.60	5.02	4.80	4.29	3.71

Combined funds cost	3.99	3.67	3.42	3.08	2.80

Interest rate spread	2.89%	2.77%	2.62%	2.55%	2.57%

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

          The period-end weighted average yield on our loans and mortgage-backed securities increased to 6.99% at June 30, 2006, up from 6.10% at December 31, 2005 and 5.42% at June 30, 2005. At June 30, 2006, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $15.2 billion with a weighted average rate of 6.94%, compared to $15.2 billion with a weighted average rate of 6.05% at December 31, 2005, and $14.7 billion with a weighted average rate of 5.37% at June 30, 2005.

Page 42	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate and real estate acquired in settlement of loans. Our non-performing assets were essentially unchanged during the current quarter at $39 million or 0.23% of total assets.

          The following table summarizes our non-performing assets at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2006	2006	2005	2005	2005

Non-accrual loans:
Residential one-to-four units	$26,227	$26,102	$23,497	$18,373	$12,004
Residential one-to-four units – subprime	11,847	12,401	10,774	9,018	10,599
Other	-	1	42	634	456

Total non-accrual loans	38,074	38,504	34,313	28,025	23,059
Real estate acquired in settlement of loans	1,254	385	908	2,323	2,201

Total non-performing assets	$39,328	$38,889	$35,221	$30,348	$25,260

Allowance for loan losses:
Amount	$51,198	$44,504	$34,601	$34,565	$34,561
As a percentage of non-performing loans	134.47%	115.58%	100.84%	123.34%	149.88%
Non-performing assets as a percentage of total assets	0.23	0.22	0.21	0.18	0.15

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.41% at June 30, 2006, up from 0.36% at December 31, 2005, and from 0.27% a year ago. The increase primarily occurred in our residential one-to-four units category.

Page 43	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	June 30, 2006				March 31, 2006

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$23,577	$9,003	$18,807	$51,387	$20,663	$8,127	$17,714	$46,504
One-to-four units – subprime	4,430	2,874	5,072	12,376	6,006	2,364	4,396	12,766
Home equity loans and lines of credit	400	-	-	400	61	-	-	61
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	28,407	11,877	23,879	64,163	26,730	10,491	22,110	59,331
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Automobile	-	-	-	-	49	-	1	50
Other consumer	13	31	-	44	12	6	-	18

Total delinquent loans	$28,420	$11,908	$23,879	$64,207	$26,791	$10,497	$22,111	$59,399

Delinquencies as a percentage of total loans	0.18%	0.08%	0.15%	0.41%	0.17%	0.06%	0.14%	0.37%

	December 31, 2005				September 30, 2005

Loans secured by real estate:
Residential:
One-to-four units	$19,183	$5,552	$19,587	$44,322	$16,631	$8,980	$10,295	$35,906
One-to-four units – subprime	5,919	1,645	4,221	11,785	3,602	1,213	4,414	9,229
Home equity loans and lines of credit	-	59	24	83	-	380	185	565
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	25,102	7,256	23,832	56,190	20,233	10,573	14,894	45,700
Non-mortgage:
Commercial	-	-	-	-	-	-	428	428
Automobile	-	3	-	3	7	1	-	8
Other consumer	20	13	18	51	28	22	21	71

Total delinquent loans	$25,122	$7,272	$23,850	$56,244	$20,268	$10,596	$15,343	$46,207

Delinquencies as a percentage of total loans	0.16%	0.05%	0.15%	0.36%	0.13%	0.07%	0.10%	0.30%

	June 30, 2005

Loans secured by real estate:
Residential:
One-to-four units	$14,311	$3,620	$11,144	$29,075
One-to-four units – subprime	3,136	3,043	5,566	11,745
Home equity loans and lines of credit	347	-	7	354
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	17,794	6,663	16,717	41,174
Non-mortgage:
Commercial	-	-	428	428
Automobile	-	-	-	-
Other consumer	26	11	21	58

Total delinquent loans	$17,820	$6,674	$17,166	$41,660

Delinquencies as a percentage of total loans	0.12%	0.04%	0.11%	0.27%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 44	Navigation Links

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

          Provision for credit losses totaled $6.7 million in the second quarter of 2006, up $6.1 million from a year ago. During the current quarter, California residential real estate markets continued to show signs of slower sales and flattening home values. In addition, the amount of negative amortization associated with option ARM loans continued to increase and may result in certain borrowers reaching their limit of negative amortization permitted under the terms of their loan, thereby resulting in an increase in their minimum monthly loan payment and the potential for higher delinquencies. As such, an increase in the allowance for credit losses was deemed appropriate. The allowance was increased $6.7 million in the current quarter, reflecting increases of $5.0 million in the general valuation allowance and $1.7 million in the allocated allowance. The total allowance of $53 million at June 30, 2006 is comprised of $51 million for loan losses and $2 million for loan-related commitments. That compares to an allowance for credit losses of $36 million at year-end 2005, comprised of $35 million for loan losses and $1 million for loan-related commitments. There was no change in our unallocated allowance of $2.8 million.

Page 45	Navigation Links

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Allowance for loan losses
Balance at beginning of period	$44,504	$34,601	$34,565	$34,561	$35,072
Provision (reduction)	6,701	9,974	512	(365)	405
Charge-offs	(12)	(76)	(479)	(50)	(925)
Recoveries	5	5	3	419	9

Balance at end of period	$51,198	$44,504	$34,601	$34,565	$34,561

Allowance for loan-related commitments
Balance at beginning of period	$1,397	$1,314	$1,433	$1,819	$1,641
Provision (reduction)	(39)	83	(119)	(386)	178
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,358	$1,397	$1,314	$1,433	$1,819

Total allowance for credit losses
Balance at beginning of period	$45,901	$35,915	$35,998	$36,380	$36,713
Provision (reduction)	6,662	10,057	393	(751)	583
Charge-offs	(12)	(76)	(479)	(50)	(925)
Recoveries	5	5	3	419	9

Balance at end of period	$52,556	$45,901	$35,915	$35,998	$36,380

	Six Months Ended June 30,

(In Thousands)	2006	2005

Allowance for loan losses
Balance at beginning of period	$34,601	$33,343
Provision	16,675	2,173
Charge-offs	(88)	(971)
Recoveries	10	16

Balance at end of period	$51,198	$34,561

Allowance for loan-related commitments
Balance at beginning of period	$1,314	$1,371
Provision	44	448
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$1,358	$1,819

Total allowance for credit losses
Balance at beginning of period	$35,915	$34,714
Provision	16,719	2,621
Charge-offs	(88)	(971)
Recoveries	10	16

Balance at end of period	$52,556	$36,380

Page 46	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(Dollars in Thousands)	2006	2006	2005	2005	2005	2006	2005

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$-	$-	$20	$4	$879	$-	$879
One-to-four units – subprime	-	25	-	-	-	25	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	428	-	-	-	-
Automobile	1	-	-	-	1	1	9
Other consumer	11	51	31	46	45	62	83

Total gross loan charge-offs	12	76	479	50	925	88	971

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	410	-	-	-
One-to-four units – subprime	-	-	-	-	-	-	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Other consumer	5	5	3	9	9	10	16

Total gross loan recoveries	5	5	3	419	9	10	16

Net loan charge-offs
(recoveries)
Loans secured by real estate:
Residential:
One-to-four units	-	-	20	(406)	879	-	879
One-to-four units – subprime	-	25	-	-	-	25	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	428	-	-	-	-
Automobile	1	-	-	-	1	1	9
Other consumer	6	46	28	37	36	52	67

Total net loan charge-offs
(recoveries)	$7	$71	$476	$(369)	$916	$78	$955

Net loan charge-offs (recoveries)
as a percentage of average loans	-%	-%	0.01%	(0.01)%	0.02%	-%	0.01%

Page 47	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2006	2006	2005	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	$40,124	$31,608	$23,467	$21,538	$20,577
One-to-four units – subprime	4,394	6,266	5,127	6,190	6,877
Home equity loans and lines of credit	1,192	1,288	1,386	1,555	1,595
Five or more units	1,064	1,194	521	527	680
Commercial real estate	304	298	295	290	350
Construction	455	487	501	572	496
Land	570	251	175	358	444
Non-mortgage:
Commercial	14	16	15	438	438
Automobile	1	2	3	3	5
Other consumer	280	294	311	294	299
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$51,198	$44,504	$34,601	$34,565	$34,561

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2006	2006	2005	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	0.29%	0.22%	0.17%	0.17%	0.16%
One-to-four units – subprime	0.53	0.65	0.48	0.53	0.55
Home equity loans and lines of credit	0.51	0.51	0.51	0.52	0.50
Five or more units	0.90	0.88	0.75	0.75	0.75
Commercial real estate	1.12	1.03	1.02	1.00	1.20
Construction	0.67	0.62	0.61	0.64	0.53
Land	0.96	0.92	0.74	0.87	0.68
Non-mortgage:
Commercial	0.41	0.46	0.38	10.37	9.74
Automobile	2.44	2.99	2.59	1.47	1.56
Other consumer	4.47	4.46	4.73	4.55	4.60

Total for loans held for investment	0.33%	0.28%	0.23%	0.24%	0.24%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2006	2006	2005	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	91.27%	90.48%	89.79%	88.31%	86.97%
One-to-four units – subprime	5.38	6.14	6.98	8.00	8.79
Home equity loans and lines of credit	1.51	1.60	1.81	2.05	2.22
Five or more units	0.77	0.86	0.46	0.48	0.63
Commercial real estate	0.18	0.18	0.19	0.20	0.20
Construction	0.44	0.50	0.54	0.61	0.65
Land	0.39	0.18	0.16	0.28	0.46
Non-mortgage:
Commercial	0.02	0.02	0.03	0.03	0.03
Automobile	-	-	-	-	-
Other consumer	0.04	0.04	0.04	0.04	0.05

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 48	Navigation Links

          At June 30, 2006, December 31, 2005, and June 30, 2005 there were no loans for which we recognized impairment; therefore, no allowance was recorded for losses related to impaired loans. There was no interest recognized on impaired loans in the current quarter or the year-ago second quarter.

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2006	2006	2005	2005	2005

Balance at beginning of period	$103	$103	$103	$1,436	$1,436
Reduction	-	-	-	(1,333)	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$103	$103	$103	$103	$1,436

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2006	2005

Balance at beginning of period	$103	$1,436
Reduction	-	-
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$103	$1,436

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

          Our primary sources of funds generated in the second quarter of 2006 were from:

  principal repayments of $1.4 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities; and
  a net decline of $144 million in our loans held for sale.

          We used these funds to:

  originate and purchase $974 million of loans held for investment, excluding refinances of our existing loans;
  settle $311 million in deposits outflows;
  purchase investment securities of government sponsored entities of $150 million; and
  repay $71 million in FHLB advances and other borrowings.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At June 30, 2006, our FHLB borrowings totaled $3.5 billion, representing 20.0% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $5.2 billion. To the extent deposit growth over the remainder of 2006 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of June 30, 2006, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $304 million, undisbursed loan funds and unused lines of credit of $391 million and operating leases of $17 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

Page 49	Navigation Links

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of June 30, 2006, the Bank had the capacity to declare a dividend totaling $374 million subject to filing an application with the OTS at least 30 days prior to the distribution and the OTS does not communicate an objection. At June 30, 2006, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $54 million.

          Stockholders’ equity totaled $1.3 billion at June 30, 2006, up from $1.2 billion at December 31, 2005 and $1.1 billion a year ago.

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

          Downey maintains an allowance for losses on loan-related commitments for undisbursed loan funds and unused lines of credit to provide for inherent losses. During the first quarter of 2006, the allowance for losses on loan-related commitments was reclassified from the allowance for loan losses to accounts payable and accrued liabilities. The allowance for losses on loan-related commitments is calculated using the same methodology as that used to determine the allowance for loan losses. Previously reported periods were restated to conform to the current period presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on loan-related commitments; thus, no effect was had on net income or stockholders’ equity. The allowance for losses on loan-related commitments was $2 million at June 30, 2006, $1 million at December 31, 2005, and $2 million at June 30, 2005.

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 39 and Note 4 of Notes to the Consolidated Financial Statements on page 9.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first six months of 2006, we recorded a $0.1 million repurchase loss related to defects in the origination process and repurchased $2.3 million of loans. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved less than $1 million at June 30, 2006, and December 31, 2005 and $1 million at June 30, 2005 to cover the estimated loss exposure related

Page 50	Navigation Links

to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of June 30, 2006, our maximum sales price premium refund would be $7.8 million. See Note 4 of Notes to the Consolidated Financial Statements on page 9.

          At June 30, 2006, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,363,337	$463,889	$165,651	$-	$8,992,877
FHLB advances and other borrowings	3,346,342	408,150	-	-	3,754,492
Senior notes	-	-	-	198,172	198,172
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	237,867	-	-	-	237,867
Associated loan forward sale contracts	209,815	-	-	-	209,815
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	417,691	-	-	-	417,691
Associated loan forward sale contracts	398,741	-	-	-	398,741
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	430,000	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	430,000	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	338,222	-	-	-	338,222
Undisbursed loan funds and unused lines of credit	38,782	13,149	-	339,464	391,395
Operating leases	5,133	7,284	3,432	1,527	17,376

Total obligations and commitments	$13,355,930	$1,752,472	$169,083	$539,163	$15,816,648

(a) The notional amount before the reduction of expected fallout was $304 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 7.91% and its risk-based capital ratio was 15.77% at June 30, 2006. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of June 30, 2006.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,440,953			$1,440,953		$1,440,953
Adjustments:
Deductions:
Investment in real estate subsidiary	(71,328)			(71,328)		(71,328)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,056)			(2,056)		(2,056)
Additions:
Unrealized losses on investment securities
available for sale	12,189			12,189		12,189
Allowance for credit losses, net of specific
allowances (a)	-			-		51,103

Regulatory capital	1,376,608	7.91%		1,376,608	7.91%	1,427,711	15.77%
Well capitalized requirement	260,925	1.50	(b)	869,751	5.00	905,115	10.00	(c)

Excess	$1,115,683	6.41%		$506,857	2.91%	$522,596	5.77%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 15.21%.
Page 51	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 39.

ITEM 4. – CONTROLS AND PROCEDURES

          As of June 30, 2006, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Page 52	Navigation Links

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

ITEM 1A. – Risk Factors

          There have been no material changes in our risk factors since December 31, 2005.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          On April 26, 2006, Downey held its annual meeting of shareholders to elect three Class 2 Directors for terms of three years each and to ratify the Board of Directors’ appointment of KPMG LLP as auditors for the year ending December 31, 2006. The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	Election of Directors:

	Nominees	Votes For	Votes Withheld	Unvoted

	Michael B. Abrahams	24,048,211	628,139	3,177,433
	Cheryl E. Olson	17,627,152	7,049,198	3,177,433
	Lester C. Smull	19,177,374	5,498,976	3,177,433

	The Directors whose terms continued and the years their terms expire are as follows:

	Continuing Directors	Year Term Expires

	James H. Hunter	2007
	Brent McQuarrie	2007
	Jane Wolfe	2007
	Gerald E. Finnell	2008
	Maurice L. McAlister	2008
	Daniel D. Rosenthal	2008

2.	Ratification of appointment of KPMG LLP as auditors for the year ending December 31, 2006:

	Votes For	Votes Against	Abstain	Unvoted

	24,471,501	199,246	6,403	3,176,633

Page 53	Navigation Links

ITEM 5. – Other Information

          None.

ITEM 6. – Exhibits

Exhibit
Number	Description

3.2	Downey Financial Corp. Bylaws (as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: August 9, 2006	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Brian E. Côté

Date: August 9, 2006	Brian E. Côté
Chief Financial Officer

Page 54	Navigation Links

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
    NOTE (6) – Employee Stock Option Plans
    NOTE (7) – Earnings Per Share
    NOTE (8) – Business Segment Reporting
    NOTE (9) – Recently Issued Accounting Standards

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

ITEM 1A. – Risk Factors

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. – Defaults Upon Senior Securities

ITEM 4. – Submission of Matters to a Vote of Security Holders

ITEM 5. – Other Information

ITEM 6. – Exhibits

  3.2 Downey Financial Corp. Bylaws (as amended)
  31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
  31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
  32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
  32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

AVAILABILITY OF REPORTS

SIGNATURES