Form 10-Q
period 2006-09-30
DOWNEY FINANCIAL CORP
filed 2006-11-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

          At September 30, 2006, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

September 30, 2006 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2005

Assets
Cash	$179,780	$190,396	$171,225
Federal funds	1	-	2

Cash and cash equivalents	179,781	190,396	171,227
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	1,162,614	626,313	550,621
Loans held for sale, at lower of cost or fair value	323,428	464,488	501,611
Mortgage-backed securities available for sale, at fair value	257	277	284
Loans held for investment	14,872,642	15,391,759	14,877,306
Allowance for loan losses	(60,784)	(34,601)	(34,565)

Loans held for investment, net	14,811,858	15,357,158	14,842,741
Investments in real estate and joint ventures	55,663	49,344	49,351
Real estate acquired in settlement of loans	5,761	908	2,323
Premises and equipment	115,442	109,574	105,996
Federal Home Loan Bank stock, at cost	187,186	179,844	222,228
Mortgage servicing rights, net	20,310	20,302	19,117
Other assets	120,493	97,059	101,795

	$16,982,793	$17,095,663	$16,567,294

Liabilities and Stockholders’ Equity
Deposits	$11,945,758	$11,876,848	$11,752,236
Securities sold under agreements to repurchase	463,678	-	-
Federal Home Loan Bank advances	2,680,546	3,557,515	3,162,808
Senior notes	198,216	198,087	198,045
Accounts payable and accrued liabilities	220,497	114,527	151,794
Deferred income taxes	121,869	140,467	130,883

Total liabilities	15,630,564	15,887,444	15,395,766

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at September 30, 2006, December 31, 2005 and
September 30, 2005; outstanding 27,853,783 shares at September 30, 2006,
December 31, 2005 and September 30, 2005	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive loss	(4,516)	(5,408)	(2,995)
Retained earnings	1,279,463	1,136,345	1,097,241
Treasury stock, at cost, 381,239 shares at September 30, 2006,
December 31, 2005 and September 30, 2005	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,352,229	1,208,219	1,171,528

	$16,982,793	$17,095,663	$16,567,294

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands, Except Per Share Data)	2006	2005	2006	2005

Interest income
Loans	$277,974	$214,068	$808,552	$604,022
U.S. Treasury and government sponsored entities securities	11,404	5,331	27,670	15,198
Mortgage-backed securities	3	3	9	9
Other investment securities	2,419	2,374	6,941	8,032

Total interest income	291,800	221,776	843,172	627,261

Interest expense
Deposits	110,033	74,900	301,666	184,885
Federal Home Loan Bank advances and other borrowings	48,229	33,554	143,109	107,106
Senior notes	3,299	3,296	9,895	9,887

Total interest expense	161,561	111,750	454,670	301,878

Net interest income	130,239	110,026	388,502	325,383
Provision for (recovery of) credit losses	9,640	(751)	26,359	1,870

Net interest income after provision for (recovery of) credit losses	120,599	110,777	362,143	323,513

Other income, net
Loan and deposit related fees	9,279	9,573	27,008	27,419
Real estate and joint ventures held for investment, net	5,331	3,307	10,173	7,615
Secondary marketing activities:
Loan servicing income (loss), net	(377)	2,166	264	1,121
Net gains on sales of loans and mortgage-backed securities	14,847	29,499	35,120	108,962
Net gains on sales of mortgage servicing rights	-	19	-	1,000
Net gains on sales of investment securities	-	-	-	28
Litigation award	1,625	-	1,625	1,767
Other	(36)	971	719	1,830

Total other income, net	30,669	45,535	74,909	149,742

Operating expense
Salaries and related costs	38,943	38,155	120,596	116,352
Premises and equipment costs	8,804	8,079	25,752	23,970
Advertising expense	1,211	1,557	4,332	4,458
Deposit insurance premiums and regulatory assessments	2,224	957	4,246	2,811
Professional fees	254	(69)	1,496	612
Other general and administrative expense	7,087	9,938	24,557	26,935

Total general and administrative expense	58,523	58,617	180,979	175,138
Net operation of real estate acquired in settlement of loans	166	91	185	76

Total operating expense	58,689	58,708	181,164	175,214

Income before income taxes	92,579	97,604	255,888	298,041
Income taxes	35,403	37,868	104,415	122,496

Net income	$57,176	$59,736	$151,473	$175,545

Per share information
Basic	$2.05	$2.14	$5.43	$6.30
Diluted	$2.05	$2.14	$5.43	$6.30
Cash dividends declared and paid	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding
Basic	27,853,783	27,853,783	27,853,783	27,853,783
Diluted	27,883,198	27,884,352	27,883,567	27,883,489

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2006	2005	2006	2005

Net income	$57,176	$59,736	$151,473	$175,545

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	7,874	(1,962)	899	(3,677)
Mortgage-backed securities available for sale, at fair value	-	(1)	-	-
Reclassification of realized amounts included in net income	-	-	-	(17)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	(516)	344	923	289
Reclassification of realized amounts included in net income	315	51	(930)	92

Total other comprehensive income (loss), net of income tax (benefits)	7,673	(1,568)	892	(3,313)

Comprehensive income	$64,849	$58,168	$152,365	$172,232

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In Thousands)	2006	2005

Cash flows from operating activities
Net income	$151,473	$175,545
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	9,809	9,486
Amortization	86,356	68,132
Provision for losses on loans, loan-related commitments, investments, real estate and joint ventures, mortgage servicing rights, real estate acquired in
settlement of loans, and other assets	26,282	107
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(44,535)	(114,223)
Interest capitalized on loans (negative amortization)	(212,744)	(85,789)
Federal Home Loan Bank stock dividends	(6,903)	(7,618)
Loans originated and purchased for sale	(2,696,550)	(6,647,339)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	2,839,563	7,336,595
Other, net	(88,666)	(70,583)

Net cash provided by operating activities	64,085	664,313

Cash flows from investing activities
Federal Home Loan Bank stock	-	46,364
Proceeds from maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	51,450	26,555
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(486,220)	(86,601)
Loans held for investment	(21,671)	(39,196)
Premises and equipment	(25,413)	(12,700)
Federal Home Loan Bank stock	(439)	(17,361)
Originations of loans held for investment (net of refinances of $608,708 for the nine months ended September 30, 2006 and $517,559 for the nine months ended
September 30, 2005)	(3,161,923)	(4,821,754)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	3,944,788	3,602,834
Net change in undisbursed loan funds	(39,625)	(17,505)
Investments in real estate and joint ventures held for investment:
Proceeds from sales of wholly owned real estate and real estate acquired in settlement
of loans	11,080	12,934
Other	(3,810)	413
Other, net	9,690	4,219

Net cash provided by (used for) investing activities	277,907	(1,301,798)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	September 30,

(In Thousands)	2006	2005

Cash flows from financing activities
Net increase in deposits	$68,910	$2,094,258
Proceeds from Federal Home Loan Bank advances and other borrowings	24,174,521	25,989,675
Repayments of Federal Home Loan Bank advances and other borrowings	(24,590,143)	(27,378,425)
Cash dividends	(8,355)	(8,355)
Other, net	2,460	(7,943)

Net cash provided by (used for) financing activities	(352,607)	689,210

Net increase (decrease) in cash and cash equivalents	(10,615)	51,725
Cash and cash equivalents at beginning of period	190,396	119,502

Cash and cash equivalents at end of period	$179,781	$171,227

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$459,210	$298,270
Income taxes	125,671	127,321
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	22,297	26,801
Loans transferred from held for investment to held for sale	953	106
U.S. Treasury, government sponsored entities and other investment securities
available for sale, purchased and not settled	100,000	-
Loans exchanged for mortgage-backed securities	693,764	759,800
Real estate acquired in settlement of loans	5,937	1,959
Loans to facilitate the sale of real estate acquired in settlement of loans	-	126

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of September 30, 2006, December 31, 2005 and September 30, 2005, the results of operations and comprehensive income for the three months and nine months ended September 30, 2006 and 2005, and changes in cash flows for the nine months ended September 30, 2006 and 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) – Reclassification of Prior Period Amounts

          During the first quarter of 2006, loan prepayment and late fees were reclassified from loan and deposit related fees to loan interest income to conform with the classification change from prior reporting requirements received from the Office of Thrift Supervision (“OTS”). Previously reported periods were reclassified to conform to the current period presentation. The reclassification had no effect on net income or stockholders’ equity.

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. During the first quarter of 2006, the allowance for losses on loan-related commitments was reclassified from the allowance for loan losses to accounts payable and accrued liabilities. The allowance for losses on loan-related commitments is calculated using the same methodology as that used to determine the allowance for loan losses. Previously reported periods were reclassified to conform to the current period presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on loan-related commitments; thus, there was no effect on net income or stockholders’ equity.

Page 6	Navigation Links

NOTE (3) – Mortgage Servicing Rights (“MSRs”)

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2006	2006	2006	2005	2005

Gross balance at beginning of period	$20,665	$20,420	$21,157	$20,917	$20,626
Additions (a)	896	1,285	1,022	1,740	1,858
Amortization	(1,056)	(1,029)	(1,198)	(1,252)	(1,346)
Sales	-	-	-	-	(87)
Impairment write-down	(22)	(11)	(561)	(248)	(134)

Gross balance at end of period	20,483	20,665	20,420	21,157	20,917

Allowance balance at beginning of period	104	255	855	1,800	3,793
Provision for (reduction of) impairment	91	(140)	(39)	(697)	(1,859)
Impairment write-down	(22)	(11)	(561)	(248)	(134)

Allowance balance at end of period	173	104	255	855	1,800

Total mortgage servicing rights, net	$20,310	$20,561	$20,165	$20,302	$19,117

As a percentage of associated mortgage loans	0.87%	0.87%	0.85%	0.86%	0.83%
Estimated fair value (b)	$22,383	$23,644	$21,894	$20,351	$19,139
Weighted average expected life (in months)	51	56	51	47	47
Custodial account earnings rate	5.28%	5.39%	4.90%	4.46%	3.99%
Weighted average discount rate	9.41	9.39	9.45	9.32	9.20

At period end
Mortgage loans serviced for others:
Total	$6,595,462	$6,377,737	$5,794,067	$5,292,253	$11,444,758
With capitalized mortgage servicing rights:(b)
Amount	2,345,880	2,369,543	2,372,534	2,362,539	2,310,726
Weighted average interest rate	5.70%	5.66%	5.63%	5.60%	5.57%
Total loans sub-serviced without mortgage
servicing rights: (c)
Term – less than six months	$981,883	$228,455	$153,655	$123,552	$292,480
Term – indefinite	3,249,905	3,760,642	3,248,012	2,785,090	8,818,890

Custodial account balances	$171,481	$147,831	$124,324	$117,451	$326,906

(a) Includes minor amounts repurchased.
(b) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(c) Servicing is performed for a fixed fee per loan each month.
	Nine Months Ended September 30,

(Dollars in Thousands)	2006	2005

Gross balance at beginning of period	$21,157	$20,502
Additions (a)	3,203	4,684
Amortization	(3,283)	(3,904)
Sales	-	(101)
Impairment write-down	(594)	(264)

Gross balance at end of period	20,483	20,917

Allowance balance at beginning of period	855	2,538
Reduction of impairment	(88)	(474)
Impairment write-down	(594)	(264)

Allowance balance at end of period	173	1,800

Total mortgage servicing rights, net	$20,310	$19,117

(a) Includes minor amounts repurchased.
Page 7	Navigation Links

          Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of MSRs, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impacts the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of mortgage servicing rights for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. The table also summarizes the earnings impact associated with provisions for or reductions of the valuation allowance for mortgage servicing rights. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified in 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$1,865	$1,156	$(785)	$2,223
Reduction of (increase in) valuation allowance	113	77	(92)	123

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(5,049)	(1,188)	800	(6,034)
Reduction of (increase in) valuation allowance	(4,245)	(190)	63	(4,872)

(a) The weighted-average expected life of the MSRs portfolio becomes 60 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 33 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Net cash servicing fees	$1,583	$1,574	$1,566	$1,743	$1,968
Payoff and curtailment interest cost (a)	(813)	(233)	(218)	(250)	(315)
Amortization of mortgage servicing rights	(1,056)	(1,029)	(1,198)	(1,252)	(1,346)
(Provision for) reduction of impairment of
mortgage servicing rights	(91)	140	39	697	1,859

Total loan servicing income (loss), net	$(377)	$452	$189	$938	$2,166

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.
	Nine Months Ended September 30,

(In Thousands)	2006	2005

Net cash servicing fees	$4,723	$5,348
Payoff and curtailment interest cost (a)	(1,264)	(797)
Amortization of mortgage servicing rights	(3,283)	(3,904)
Reduction of impairment of mortgage servicing rights	88	474

Total loan servicing income, net	$264	$1,121

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

NOTE (4) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans to be sold in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the interest rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding. At September 30, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $236 million, with a change in fair value resulting in a recorded gain of $0.1 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) are recognized in the income statement when the hedged forecasted transactions settle. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At September 30, 2006, the notional amount of loan forward sale contracts amounted to $522 million, with a change in fair value resulting in a loss of $1.2 million, of which $308 million were designated as cash flow hedges. There were no loan forward purchase contracts at September 30, 2006.

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

Page 9	Navigation Links

At September 30, 2006, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $15 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at September 30, 2006.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	5.40%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	5.40	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	5.40	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	5.40	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Net gains (losses) on non-qualifying hedge transactions	$(304)	$(733)	$238	$841	$(1,400)
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(304)	(733)	238	841	(1,400)
Other comprehensive income (loss)	(201)	(385)	579	(406)	395

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$236,435	$237,867	$307,635	$285,002	$513,459
Associated loan forward sale contracts	213,783	209,815	261,359	268,321	402,363
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	323,428	417,691	561,511	464,488	501,611
Associated loan forward sale contracts	307,982	398,741	544,141	449,923	489,137
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amounts are reduced by an anticipated fallout factor for those commitments not expected to fund.
	Nine Months Ended September 30,

(In Thousands)	2006	2005

Net gains (losses) on non-qualifying hedge transactions	$(799)	$2,771
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(799)	2,771
Other comprehensive income (loss)	(7)	381

Page 10	Navigation Links

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Commitments to originate adjustable rate loans
held for investment	$201,662	$338,222	$508,426	$390,238	$639,249
Undisbursed loan funds and unused lines of credit	370,159	391,395	406,675	409,555	440,257

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at September 30, 2006, December 31, 2005 and September 30, 2005.

Page 11	Navigation Links

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first nine months of 2006, Downey recorded a $0.9 million repurchase loss related to defects in the origination process and repurchased $3 million of loans. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Downey reserved less than $1 million at September 30, 2006, December 31, 2005 and September 30, 2005 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of September 30, 2006, Downey’s maximum sales price premium refund would be $10.1 million.

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

          At September 30, 2006, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,728,363	$325,881	$125,185	$-	$9,179,429
FHLB advances and other borrowings	2,729,678	414,546	-	-	3,144,224
Senior notes	-	-	-	198,216	198,216
Operating leases	5,005	7,181	3,180	987	16,353

Total other contractual obligations	$11,463,046	$747,608	$128,365	$199,203	$12,538,222

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

NOTE (5) – Income Taxes

          Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey’s tax return for all years through 2003. Downey’s management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

          During the third quarter of 2006, Downey resolved prior year tax issues that resulted in a reduction to tax expense of $3.6 million.

Page 12	Navigation Links

NOTE (6) – Employee Stock Option Plans

          During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At September 30, 2006, options for 52,914 shares were outstanding at a weighted average remaining contractual life of 3 years, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted. At September 30, 2006, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options. No other stock based plan exists.

          Downey historically measured its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore, for the three months and nine months ended September 30, 2006 and 2005, Downey’s net income and income per share would not have been reduced.

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,

	2006			2005

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$57,176	27,853,783	$2.05	$59,736	27,853,783	$2.14
Effect of dilutive stock options	-	29,415	-	-	30,569	-

Diluted earnings per share	$57,176	27,883,198	$2.05	$59,736	27,884,352	$2.14

	Nine Months Ended September 30,

	2006			2005

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$151,473	27,853,783	$5.43	$175,545	27,853,783	$6.30
Effect of dilutive stock options	-	29,784	-	-	29,706	-

Diluted earnings per share	$151,473	27,883,567	$5.43	$175,545	27,883,489	$6.30

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 13	Navigation Links

NOTE (8) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended September 30, 2006
Net interest income	$129,870	$369	$-	$130,239
Provision for credit losses	9,640	-	-	9,640
Other income	25,090	5,579	-	30,669
Operating expense	59,801	(1,112)	-	58,689
Net intercompany income (expense)	(38)	38	-	-

Income before income taxes	85,481	7,098	-	92,579
Income taxes	32,493	2,910	-	35,403

Net income	$52,988	$4,188	$-	$57,176

At September 30, 2006
Assets:
Loans and mortgage-backed securities, net	$15,135,543	$-	$-	$15,135,543
Investments in real estate and joint ventures	-	55,663	-	55,663
Other	1,838,950	28,978	(76,341)	1,791,587

Total assets	16,974,493	84,641	(76,341)	16,982,793

Equity	$1,352,229	$76,341	$(76,341)	$1,352,229

Three months ended September 30, 2005
Net interest income	$109,878	$148	$-	$110,026
Recovery of credit losses	(751)	-	-	(751)
Other income	41,881	3,654	-	45,535
Operating expense	58,426	282	-	58,708
Net intercompany income (expense)	29	(29)	-	-

Income before income taxes	94,113	3,491	-	97,604
Income taxes	36,426	1,442	-	37,868

Net income	$57,687	$2,049	$-	$59,736

At September 30, 2005
Assets:
Loans and mortgage-backed securities, net	$15,344,636	$-	$-	$15,344,636
Investments in real estate and joint ventures	-	49,351	-	49,351
Other	1,214,285	29,429	(70,407)	1,173,307

Total assets	16,558,921	78,780	(70,407)	16,567,294

Equity	$1,171,528	$70,407	$(70,407)	$1,171,528

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Nine months ended September 30, 2006
Net interest income	$387,523	$979	$-	$388,502
Provision for loan losses	26,359	-	-	26,359
Other income	63,949	10,960	-	74,909
Operating expense	181,250	(86)	-	181,164
Net intercompany income (expense)	(5)	5	-	-

Income before income taxes	243,858	12,030	-	255,888
Income taxes	99,484	4,931	-	104,415

Net income	$144,374	$7,099	$-	$151,473

Nine months ended September 30, 2005
Net interest income	$325,022	$361	$-	$325,383
Provision for loan losses	1,870	-	-	1,870
Other income	141,241	8,501	-	149,742
Operating expense	174,314	900	-	175,214
Net intercompany income (expense)	(48)	48	-	-

Income before income taxes	290,031	8,010	-	298,041
Income taxes	119,202	3,294	-	122,496

Net income	$170,829	$4,716	$-	$175,545

Page 14	Navigation Links

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

Statement of Financial Accounting Standards No. 157

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Downey is currently evaluating the impact, if any, that SFAS 157 will have on its financial condition and results of operations.

Page 15	Navigation Links

Statement of Financial Accounting Standards No. 158

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS 158"), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Adoption of SFAS 158 is not expected to have a material impact on Downey.

Staff Accounting Bulletin No. 108

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.

Page 16	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see Part II – Other Information Item 1A. – Risk Factors on page 55. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

OVERVIEW

          Our net income for the third quarter of 2006 totaled $57.2 million or $2.05 per share on a diluted basis, down $2.6 million or 4.3% from $59.7 million or $2.14 per share in the third quarter of 2005.

          The decline in our net income between third quarters primarily reflected:

  a $14.7 million decline in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold;
  a $10.4 million increase in provision for credit losses due to continuing signs of weakening in the California real estate market, continued increases in negative amortization and an upward trend in loan defaults; and
  a $2.5 million unfavorable change in income from loan servicing activities due primarily to changes in our valuation allowance for mortgage servicing rights.

Those unfavorable items were partially offset by:

  a $20.2 million or 18.4% increase in net interest income reflecting both higher average interest-earning assets and effective interest rate spread;
  a $2.0 million increase in income from real estate held for investment due to higher gains from sales; and
  a $1.6 million litigation award received in the current quarter.

          Both the current and year-ago third quarters included reductions to income tax expense from the settlement of prior-year tax returns. However, the current quarter reduction of $3.6 million was above the $3.2 million reduction of a year ago.

          For the first nine months of 2006, our net income totaled $151.5 million or $5.43 per share on a diluted basis, down $24.1 million or 13.7% from the $175.5 million or $6.30 per share for the first nine months of 2005. The decrease primarily reflected declines in net gains from sales of loans and mortgage-backed securities, an increase in provision for credit losses and higher operating expenses. Those unfavorable items were partially offset by higher net interest income.

          For the third quarter, our return on average assets was 1.33%, down from 1.44% a year ago, while our return on average equity was 17.32%, down from 20.92% a year ago. For the first nine-month periods, our return on average assets declined from 1.41% a year ago to 1.16%, while our return on average equity declined from 21.56% to 15.87%.

          At September 30, 2006, assets totaled $16.983 billion, up $415 million or 2.5% from a year ago but down $113 million or 0.7% from year-end 2005. During the current quarter, assets declined $482 million or 2.8% due primarily to declines of $709 million in loans held for investment and $94 million in loans held for sale, partially offset by a $270 million increase in securities available for sale. Included within loans held for investment at quarter end were $12.327 billion of one-to-four unit adjustable rate mortgages subject to negative amortization, down $895 million from June 30, 2006. The amount of negative amortization included in loan balances increased $48 million during the current quarter to $277 million or 2.25% of loans subject to negative amortization. During the current quarter, approximately 28% of loan interest income represented negative amortization, up from both 26% in the second quarter of 2006 and 18% in the year-ago third quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%.

Page 17	Navigation Links

          Loan originations (including purchases) totaled $1.605 billion in the current quarter, down $2.039 billion or 56.0% from $3.644 billion a year ago. Loans originated for sale declined $876 million or 51.5% to $824 million, while single family loans originated for portfolio declined $1.147 billion or 60.0% to $765 million. Of all loans originated for portfolio this quarter, $8 million represented subprime credits. At quarter end, the subprime portfolio totaled $692 million, with an average loan-to-value ratio at origination of 70% and, of the total, 97% represented "Alt. A and A-" credits. In addition to single family loans, $16 million of other loans were originated in the current quarter. For the first nine months of 2006, loan originations totaled $6.489 billion, down 46.0% from $12.026 billion in the same period a year ago.

          Deposits totaled $11.946 billion at quarter end, up 1.6% from a year ago and up 0.6% from year-end 2005. At quarter end, the number of branches totaled 171 (167 in California and four in Arizona), unchanged from June 30, 2006. During the current quarter, one in-store branch was closed due to the closure of the store in which it was located and one traditional branch was opened. At quarter end, the average deposit size of our 81 traditional branches was $116 million, while the average deposit size of our 90 in-store branches was $28 million. Borrowings represented 19.7% of total assets at quarter-end and were down $413 million from year-end 2005.

          Non-performing assets increased during the quarter by $27 million to $67 million and represented 0.39% of total assets, compared with 0.21% at year-end 2005. The increase occurred in both our prime and subprime residential loan categories.

          At September 30, 2006, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, exceeded all regulatory capital requirements, with capital-to-asset ratios of 8.47% for both tangible and core capital and 17.05% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core capital and 10% for risk-based capital.

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

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At September 30, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $236 million, with a change in fair value resulting in a gain of $0.1 million, compared to a notional amount of interest rate lock commitments of $513 million with a change in fair value resulting in a loss of $0.8 million at September 30, 2005. For further information, see Note 4 on page 9 of Notes to Consolidated Financial Statements.
  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities, and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios. On March 31, 2006, we reclassified to accounts payable and accrued liabilities our allowance for loan-related commitments which was previously included with the allowance for loan losses. We use an internal asset review system and credit loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally review all loans under $5 million by analyzing their performance and the composition of their collateral as a whole because of the relatively homogeneous nature of the loans. This allowance is determined by applying against asset and loan-related commitment balances the associated loss factors for each major credit type that consider past loss experience and asset duration, or loss statistics against current classified credit balances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. The allowance for credit and real estate losses totaled $62 million at September 30, 2006, compared to $36 million at September 30, 2005. For further information, see Allowance for Credit and Real Estate Losses on page 47.
  The valuation of mortgage servicing rights (“MSRs”). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgages. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income. During the first quarter of 2006, the coupon rate strata was reduced, which did not have a significant impact on the valuation allowance. At September 30, 2006, the MSR valuation allowance totaled less than $1 million, compared to $2 million at September 30, 2005. For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.
Page 19	Navigation Links

  The prepayment reserves related to sales of loans and MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. The reserve was less than $1 million at both September 30, 2006 and September 30, 2005. For further information, see Note 3 on page 7 and Note 4 on page 9 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 26.
Page 20	Navigation Links

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

          Our interest income totaled $130.2 million in the third quarter of 2006, up $20.2 million or 18.4% from a year ago. This increase reflected increases in both average interest-earning assets and the effective interest rate spread. Interest-earning assets averaged $16.789 billion in the current quarter, up $656 million or 4.1% from the same period a year ago. The effective interest rate spread averaged 3.10% in the current quarter, up 0.37% from 2.73% a year ago, and up 0.03% from 3.07% in the second quarter of 2006. The increase in the effective interest rate spread between third quarters primarily reflected two items. First, interest-earning assets in the current quarter were funded with a higher proportion of interest free funds (non-interest bearing checking accounts and the excess of interest-earning assets over deposits and borrowings), and the value of those funds was worth more due to the higher interest rate levels prevalent in the quarter. Second, loan prepayment fees covered a higher proportion of the deferred loan costs that were written-off as a result of those payoffs. For further information regarding a reclassification of certain prior period amounts, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          For the first nine months of 2006, net interest income totaled $388.5 million, up $63.1 million or 19.4% from the year-ago period. The increase was due to higher interest-earning asset levels and a higher effective interest rate spread.

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

Page 21	Navigation Links

	Three Months Ended September 30,

	2006			2005

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$26,451	0.67%		$21,947	0.57%
Write-off of deferred costs and
premiums from loan payoffs		(26,248)	(0.67)		(24,081)	(0.63)
All other		277,771	7.11		216,202	5.63

Total loans	$15,629,328	277,974	7.11	$15,370,378	214,068	5.57
Mortgage-backed securities	260	3	4.62	288	3	4.17
Investment securities (a)	1,159,674	13,823	4.73	762,543	7,705	4.01

Total interest-earnings assets	16,789,262	$291,800	6.95%	16,133,209	$221,776	5.50%
Non-interest-earning assets	451,281			435,116

Total assets	$17,240,543			$16,568,325

Transaction accounts:
Non-interest-bearing checking	$764,207	$-	-%	$833,616	$-	-%
Interest-bearing checking (b)	487,811	426	0.35	527,892	474	0.36
Money market	153,777	404	1.04	161,275	425	1.05
Regular passbook	1,413,319	3,533	0.99	2,059,920	5,464	1.05

Total transaction accounts	2,819,114	4,363	0.61	3,582,703	6,363	0.70
Certificates of deposit	9,168,872	105,670	4.57	7,916,147	68,537	3.43

Total deposits	11,987,986	110,033	3.64	11,498,850	74,900	2.58
FHLB advances and other borrowings (c)	3,386,019	48,229	5.65	3,485,347	33,554	3.82
Senior notes	198,199	3,299	6.66	198,031	3,296	6.66

Total deposits and borrowings	15,572,204	161,561	4.12	15,182,228	111,750	2.92
Other liabilities	348,036			244,113
Stockholders’ equity	1,320,303			1,141,984

Total liabilities and stockholders’ equity	$17,240,543			$16,568,325

Net interest income/interest rate spread		$130,239	2.83%		$110,026	2.58%
Excess of interest-earning assets over
deposits and borrowings	$1,217,058			$950,981
Effective interest rate spread			3.10			2.73

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
Page 22	Navigation Links

	Nine Months Ended September 30,

	2006			2005

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$73,810	0.61%		$47,945	0.41%
Write-off of deferred costs and
premiums from loan payoffs		(74,311)	(0.62)		(55,877)	(0.48)
All other		809,053	6.74		611,954	5.30

Total loans	$16,016,713	808,552	6.73	$15,404,317	604,022	5.23
Mortgage-backed securities	268	9	4.48	295	9	4.07
Investment securities (a)	994,502	34,611	4.65	760,572	23,230	4.08

Total interest-earnings assets	17,011,483	$843,172	6.61%	16,165,184	$627,261	5.17%
Non-interest-earning assets	432,356			410,747

Total assets	$17,443,839			$16,575,931

Transaction accounts:
Non-interest-bearing checking	$736,206	$-	-%	$715,853	$-	-%
Interest-bearing checking (b)	503,844	1,300	0.34	532,438	1,430	0.36
Money market	159,842	1,248	1.04	159,176	1,246	1.05
Regular passbook	1,568,114	11,857	1.01	2,328,477	18,759	1.08

Total transaction accounts	2,968,006	14,405	0.65	3,735,944	21,435	0.77
Certificates of deposit	9,035,528	287,261	4.25	6,951,553	163,450	3.14

Total deposits	12,003,534	301,666	3.36	10,687,497	184,885	2.31
FHLB advances and other borrowings (c)	3,654,092	143,109	5.24	4,368,285	107,106	3.28
Senior notes	198,156	9,895	6.66	197,989	9,887	6.66

Total deposits and borrowings	15,855,782	454,670	3.83	15,253,771	301,878	2.65
Other liabilities	315,311			236,472
Stockholders’ equity	1,272,746			1,085,688

Total liabilities and stockholders’ equity	$17,443,839			$16,575,931

Net interest income/interest rate spread		$388,502	2.78%		$325,383	2.52%
Excess of interest-earning assets over
deposits and borrowings	$1,155,701			$911,413
Effective interest rate spread			3.05			2.68

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
Page 23	Navigation Links

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006 Versus 2005				2006 Versus 2005
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$3,606	$59,301	$999	$63,906	$24,013	$173,615	$6,902	$204,530
Mortgage-backed securities	-	-	-	-	(1)	1	-	-
Investment securities	4,013	1,384	721	6,118	7,145	3,240	996	11,381

Change in interest income	7,619	60,685	1,720	70,024	31,157	176,856	7,898	215,911

Interest expense:
Transaction accounts:
Interest-bearing checking	(36)	(13)	1	(48)	(77)	(56)	3	(130)
Money market	(20)	(1)	-	(21)	4	(2)	-	2
Regular passbook	(1,715)	(315)	99	(1,931)	(6,125)	(1,153)	376	(6,902)

Total transaction accounts	(1,771)	(329)	100	(2,000)	(6,198)	(1,211)	379	(7,030)
Certificates of deposit	10,846	22,695	3,592	37,133	49,001	57,556	17,254	123,811

Total interest-bearing deposits	9,075	22,366	3,692	35,133	42,803	56,345	17,633	116,781
FHLB advances and other
borrowings	(956)	16,090	(459)	14,675	(17,511)	63,973	(10,459)	36,003
Senior notes	3	-	-	3	8	-	-	8

Change in interest expense	8,122	38,456	3,233	49,811	25,300	120,318	7,174	152,792

Change in net interest income	$(503)	$22,229	$(1,513)	$20,213	$5,857	$56,538	$724	$63,119

Provision for Credit Losses

           Provision for credit losses totaled $9.6 million in the third quarter of 2006, compared with a reversal of $0.8 million a year ago. During the current quarter, the California residential real estate market continued to show signs of weakening, with a decline in prices beginning to emerge in certain segments for the first time. In addition, there were continuing increases in both negative amortization and capitalized interest balances as well as an upward trend in loan defaults. In consideration of these trends, an increase in the allowance for credit losses was deemed appropriate.

          For the first nine months of 2006, provision for credit losses totaled $26.4 million, compared to $1.9 million in the year-ago period. For further information, see Allowance for Credit and Real Estate Losses on page 47.

Page 24	Navigation Links

Other Income

          Our total other income was $30.7 million in the current quarter, down $14.9 million from a year ago. Contributing to the decline between third quarters was:

  a $14.7 million decline in net gains from sales of loans and mortgage-backed securities; and
  a $2.5 million unfavorable change in loan servicing activities.

Those unfavorable items were partially offset by:

  a $2.0 million increase in income from real estate investment activities; and
  a $1.6 million litigation award received in the current quarter.

          For the first nine months of 2006, other income totaled $74.9 million, down $74.8 million from the same period a year ago. The decline primarily reflected lower net gains from sales of loans and mortgage-backed securities.

          Below is a further detailed discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $9.3 million in the current quarter, down $0.3 million from a year ago. Loan related fees were down $0.6 million or 41.4%, while deposit related fees were up $0.3 million or 4.3%. Within deposit related fees, automated teller machine fees declined 12.7% primarily reflecting the removal of 200 standalone machines in the fourth quarter of 2005, while other fees increased 13.2%. For further information regarding a reclassification of certain prior period amounts, see Note 2 on page 6 of Notes to Consolidated Financial Statements.

          The following table presents a breakdown of loan and deposit related fees for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Loan related fees	$901	$1,009	$1,066	$1,346	$1,538
Deposit related fees:
Automated teller machine fees	2,419	2,410	2,149	2,453	2,770
Other fees	5,959	5,752	5,343	5,278	5,265

Total loan and deposit related fees	$9,279	$9,171	$8,558	$9,077	$9,573

          For the first nine months of 2006, loan and deposit related fees totaled $27.0 million, down from $27.4 million from the same period of 2005.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Loan related fees	$2,976	$4,179
Deposit related fees:
Automated teller machine fees	6,978	8,135
Other fees	17,054	15,105

Total loan and deposit related fees	$27,008	$27,419

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $5.3 million in the current quarter, up $2.0 million from the year-ago quarter due primarily to higher gains from sales, which included joint venture project sales reported within the category equity in net income from joint ventures. The current quarter included gains of $5.7 million, compared to gains of $1.4 million a year ago.

Page 25	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Rental operations, net of expenses	$124	$240	$487	$387	$199
Net gains on sales of wholly owned real estate	3,051	-	-	-	407
Equity in net income (loss) from joint ventures	2,156	2,313	1,802	(1,268)	1,368
Reduction of losses on real estate and joint ventures	-	-	-	-	1,333

Total income (loss) from real estate and
joint ventures held for investment, net	$5,331	$2,553	$2,289	$(881)	$3,307

          For the first nine months of 2006, income from real estate and joint ventures held for investment totaled $10.2 million, up $2.6 million from the same period of 2005 due primarily to higher gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Rental operations, net of expenses	$851	$955
Net gains on sales of wholly owned real estate	3,051	477
Equity in net income from joint ventures	6,271	4,850
Reduction of losses on real estate and joint ventures	-	1,333

Total income from real estate and joint ventures held for investment, net	$10,173	$7,615

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $0.4 million in the current quarter, compared to income of $2.2 million in the year-ago quarter. The primary reason for the unfavorable change was that the prior year quarter included a $1.9 million recapture of the valuation allowance for MSRs, compared to a $0.1 million addition in the current quarter.

          At September 30, 2006, MSRs, net of a $0.2 million valuation allowance, totaled $20.3 million or 0.87% of the $2.346 billion of associated loans serviced for others. That compares to MSRs in the year-ago quarter, net of a $1.8 million valuation allowance, of $19.1 million or 0.83% of the $2.311 billion of associated loans serviced for others. In addition to the loans we serviced for others with capitalized MSRs, at September 30, 2006, we serviced $4.249 billion of loans on a sub-servicing basis where we receive a fixed fee per loan, with no risk associated with changing MSR values.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Net cash servicing fees	$1,583	$1,574	$1,566	$1,743	$1,968
Payoff and curtailment interest cost (a)	(813)	(233)	(218)	(250)	(315)
Amortization of mortgage servicing rights	(1,056)	(1,029)	(1,198)	(1,252)	(1,346)
(Provision for) reduction of impairment of
mortgage servicing rights	(91)	140	39	697	1,859

Total loan servicing income (loss), net	$(377)	$452	$189	$938	$2,166

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

          For the first nine months of 2006, income of $0.3 million was recorded from loan servicing activities, down from $1.1 million for the same period of 2005. The unfavorable change primarily related to a greater recapture of impairment of MSRs and a higher volume of loans serviced in the year-ago period than in the current quarter.

Page 26	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income, net during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Net cash servicing fees	$4,723	$5,348
Payoff and curtailment interest cost (a)	(1,264)	(797)
Amortization of mortgage servicing rights	(3,283)	(3,904)
Reduction of impairment of mortgage servicing rights	88	474

Total loan servicing income, net	$264	$1,121

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

          For further information, see Note 3 on page 7 of Notes to Consolidated Financial Statements.

          Sales of loans and mortgage-backed securities we originated for sale declined from $2.108 billion a year ago to $903 million in the current quarter. Due to the lower volume of loans sold, net gains associated with these sales declined $14.7 million from a year ago to $14.8 million in the current quarter. The current quarter included a $0.3 million loss due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 loss of $1.4 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain equal to 1.68% on secondary market sales was realized in the current quarter, up from the year-ago gain of 1.47%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Mortgage servicing rights	$837	$1,285	$1,022	$1,740	$1,858
All other components excluding SFAS 133	14,314	8,067	10,394	8,418	29,041
SFAS 133	(304)	(733)	238	841	(1,400)

Total net gains on sales of loans
and mortgage-backed securities	$14,847	$8,619	$11,654	$10,999	$29,499

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.68%	0.91%	1.30%	0.93%	1.47%

          For the first nine months of 2006, sales of loans and mortgage-backed securities totaled $2.8 billion, down from $7.2 billion a year ago. Net gains associated with these sales totaled $35.1 million, $73.8 million lower than the prior year amount.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Mortgage servicing rights	$3,144	$4,684
All other components excluding SFAS 133	32,775	101,507
SFAS 133	(799)	2,771

Total net gains on sales of loans and mortgage-backed securities	$35,120	$108,962

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	1.28%	1.47%

Page 27	Navigation Links

Operating Expense

          Operating expense totaled $58.7 million in the current quarter, virtually unchanged from a year ago. Increases in most major categories of general and administrative expense were offset primarily by a decline in the other expense category, which was influenced by two special items. The current quarter included a reversal of a litigation reserve established in prior periods due to the successful outcome of a legal matter involving real estate investment activities, while the year-ago quarter included a contribution to the American Red Cross to help victims of Hurricane Katrina. Excluding the impact of these two items, our operating expense would have been up 3.8% between third quarters.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Salaries and related costs	$38,943	$40,873	$40,780	$37,397	$38,155
Premises and equipment costs	8,804	8,410	8,538	8,301	8,079
Advertising expense	1,211	1,879	1,242	1,610	1,557
Deposit insurance premiums and regulatory
assessments	2,224	1,008	1,014	984	957
Professional fees	254	450	792	596	(69)
Other general and administrative expense	7,087	8,295	9,175	9,621	9,938

Total general and administrative expense	58,523	60,915	61,541	58,509	58,617
Net operation of real estate acquired in
settlement of loans	166	28	(9)	(172)	91

Total operating expense	$58,689	$60,943	$61,532	$58,337	$58,708

          For the first nine months of 2006, operating expense totaled $181.2 million, up $6.0 million or 3.4% from the same period of 2005, primarily reflecting higher salaries and related costs, premises and equipment costs as well as deposit insurance premiums and regulatory assessments.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Salaries and related costs	$120,596	$116,352
Premises and equipment costs	25,752	23,970
Advertising expense	4,332	4,458
Deposit insurance premiums and regulatory assessments	4,246	2,811
Professional fees	1,496	612
Other general and administrative expense	24,557	26,935

Total general and administrative expense	180,979	175,138
Net operation of real estate acquired in settlement of loans	185	76

Total operating expense	$181,164	$175,214

Provision for Income Taxes

          Income taxes for the third quarter totaled $35.4 million, down from $37.9 million in the year-ago quarter. Our effective tax rate was 38.24% for the current quarter, compared to 38.80% for the prior year quarter. The effective tax rates were affected by the settlement of prior-year tax returns which reduced tax expense by $3.6 million in the current quarter and $3.2 million in the year-ago third quarter. For the first nine months of 2006, income taxes totaled $104.4 million for an effective tax rate of 40.80%, compared to $122.5 million and 41.10% a year ago. For further information, see Note 5 of Notes to Consolidated Financial statements on page 12.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments—banking and real estate investment. For further information, see Note 8 of Notes to Consolidated Financial Statements on page 14.

Page 28	Navigation Links

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Banking net income	$52,988	$47,810	$43,576	$43,054	$57,687
Real estate investment net income (loss)	4,188	1,730	1,181	(1,165)	2,049

Total net income	$57,176	$49,540	$44,757	$41,889	$59,736

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Banking net income	$144,374	$170,829
Real estate investment net income	7,099	4,716

Total net income	$151,473	$175,545

Banking

          Net income from our banking operations for the current quarter totaled $53.0 million, down $4.7 million or 8.1% from a year ago. The decline between third quarters primarily reflected:

  a $14.7 million decline in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold;
  a $10.4 million increase in the provision for credit losses due to continuing signs of weakening in the California real estate market, continued increases in negative amortization and an upward trend in loan defaults; and
  a $2.5 million unfavorable change in income from loan servicing activities due primarily to changes in our valuation allowance for mortgage servicing rights.

Those unfavorable factors were partially offset by a $20.0 million or 18.2% increase in net interest income reflecting both higher average interest-earning assets and effective interest rate spread and a $1.6 million litigation award received in the current quarter.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Net interest income	$129,870	$132,021	$125,632	$110,749	$109,878
Provision for (reduction of) credit losses	9,640	6,662	10,057	393	(751)
Other income	25,090	18,188	20,671	20,743	41,881
Operating expense	59,801	60,652	60,797	56,632	58,426
Net intercompany income (expense)	(38)	(54)	87	(45)	29

Income before income taxes	85,481	82,841	75,536	74,422	94,113
Income taxes	32,493	35,031	31,960	31,368	36,426

Net income	$52,988	$47,810	$43,576	$43,054	$57,687

At period end
Assets:
Loans and mortgage-backed securities, net	$15,135,543	$15,938,573	$16,429,596	$15,821,923	$15,344,636
Other	1,838,950	1,517,582	1,364,430	1,265,220	1,214,285

Total assets	16,974,493	17,456,155	17,794,026	17,087,143	16,558,921

Equity	$1,352,229	$1,290,165	$1,249,403	$1,208,219	$1,171,528

          For the first nine months of 2006, net income from our banking operations totaled $144.4 million, down $26.5 million or 15.5% from the same period a year ago. The decline primarily reflected lower net gains from sales of loans and mortgage-backed securities, an increase in provision for credit losses and higher operating expenses, partially offset by higher net interest income.

Page 29	Navigation Links

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Net interest income	$387,523	$325,022
Provision for credit losses	26,359	1,870
Other income	63,949	141,241
Operating expense	181,250	174,314
Net intercompany expense	(5)	(48)

Income before income taxes	243,858	290,031
Income taxes	99,484	119,202

Net income	$144,374	$170,829

Real Estate Investment

          Net income from our real estate investment operations totaled $4.2 million in the current quarter, up from $2.0 million a year ago. The increase primarily reflected higher gains from sales of real estate, including sales in real estate joint ventures in which we participate. The current quarter included gains of $5.7 million, compared to gains of $1.4 million a year ago. Current quarter results also reflected a $1.2 million reversal of a litigation accrual within operating expense related to a settled legal matter.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Net interest income	$369	$326	$284	$241	$148
Other income (loss)	5,579	2,842	2,539	(553)	3,654
Operating expense	(1,112)	291	735	1,705	282
Net intercompany income (expense)	38	54	(87)	45	(29)

Income (loss) before income taxes (benefits)	7,098	2,931	2,001	(1,972)	3,491
Income taxes (benefits)	2,910	1,201	820	(807)	1,442

Net income (loss)	$4,188	$1,730	$1,181	$(1,165)	$2,049

At period end
Assets:
Investments in real estate and joint ventures	$55,663	$49,237	$49,182	$49,344	$49,351
Other	28,978	31,541	29,974	28,418	29,429

Total assets	84,641	80,778	79,156	77,762	78,780

Equity	$76,341	$72,153	$70,423	$69,242	$70,407

          For the first nine months of 2006, our net income from real estate investment operations totaled $7.1 million, up $2.4 million from the same period of 2005. The increase primarily reflected higher gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Net interest income	$979	$361
Other income	10,960	8,501
Operating expense	(86)	900
Net intercompany income	5	48

Income before income taxes	12,030	8,010
Income taxes	4,931	3,294

Net income	$7,099	$4,716

          Our investments in real estate and joint ventures amounted to $56 million at September 30, 2006, up from $49 million at both December 31, 2005 and September 30, 2005.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 47.

Page 30	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $803 million during the current quarter to a total of $15.1 billion or 89.1% of total assets at September 30, 2006. The decline was associated with declines of $709 million in our loans held for investment and $94 million in loans held for sale due to payoffs and sales outpacing originations.

          Our loan originations, including loans purchased, totaled $1.605 billion in the current quarter, down $2.039 billion or 56.0% from the $3.644 billion we originated in the year-ago third quarter and 22.5% below the $2.071 billion we originated in the second quarter of 2006. Loans originated for sale declined $876 million or 51.5% to $824 million, while single family loans originated for portfolio declined $1.147 billion or 60.0% to $765 million. Of all loans originated for portfolio this quarter, $8 million represented subprime credits. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans decreased from 44% a year ago to 39% in the current quarter and was up from 38% in the second quarter of 2006. During the current quarter, 86% of our residential one-to-four unit originations represented refinance transactions. This is unchanged from the second quarter of 2006 but up from 79% in the year-ago third quarter. In addition to single family loans, $16 million of other loans were originated in the current quarter.

          Originations of adjustable rate one-to-four unit residential loans for portfolio, including loans purchased, totaled $765 million in the current quarter. Of those, 46% were monthly adjustable rate loans that provide for negative amortization, with the balance primarily adjustable rate loans with the initial interest rate fixed for the first three to five years. Of the monthly adjustable rate loans, the majority were tied to the FHLB Eleventh District Cost of Funds Index (“COFI”). The other adjustable rate loans were tied to the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year (“MTA”), LIBOR or the Constant Maturity Treasury ("CMT") index. In the year-ago third quarter, virtually all were monthly adjustable rate loans that provide for negative amortization, of which 68% were tied to COFI with essentially the remainder tied to MTA.

          The following table sets forth loans originated, including purchases, for investment and for sale for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$339,128	$612,586	$1,309,298	$1,445,612	$1,309,055
MTA	11,820	3,206	209,134	526,811	602,125
LIBOR	69,768	77,753	11,396	1,540	880
CMT	53,633	43,975	-	-	-
Adjustable – fixed for 3-5 years	290,397	392,126	189,385	5,827	-
Fixed	-	69	155	464	61

Total residential one-to-four units	764,746	1,129,715	1,719,368	1,980,254	1,912,121
Other	15,744	49,059	113,670	27,835	31,620

Total for investment portfolio	780,490	1,178,774	1,833,038	2,008,089	1,943,741
Sale portfolio (a)	824,072	892,314	980,164	1,067,861	1,699,900

Total for investment and sale portfolios	$1,604,562	$2,071,088	$2,813,202	$3,075,950	$3,643,641

(a) All residential one-to-four unit loans.
Page 31	Navigation Links

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$2,261,012	$4,133,294
MTA	224,160	954,828
LIBOR	158,917	12,648
CMT	97,608	-
Adjustable – fixed for 3-5 years	871,908	-
Fixed	224	61

Total residential one-to-four units	3,613,829	5,100,831
Other	178,473	277,804

Total for investment portfolio	3,792,302	5,378,635
Sale portfolio (a)	2,696,550	6,647,339

Total for investment and sale portfolios	$6,488,852	$12,025,974

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

          Most of our adjustable rate mortgages are option ARM products with an interest rate that adjusts monthly and a required minimum monthly loan payment that adjusts annually. The start rate of these option ARMs is lower than the fully-indexed rate and is the effective interest rate for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The initial start rate, however, is used to calculate the required minimum monthly loan payment for the first twelve months. The borrower is required to make the minimum monthly payment, but retains the option to make a larger payment to reduce loan principal and avoid negative amortization, or the addition to loan principal of accrued interest that exceeds the required monthly loan payment. If the borrower chooses to make the minimum required monthly loan payment and the interest accrual, based on the fully-indexed rate, results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. These payment options are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement. During the first quarter of 2006, we ceased offering option ARM products to our subprime borrowers, but continue to offer them to our prime borrowers.

          More particularly, these loans currently:

  limit negative amortization for portfolio loans to 110% of the original loan amount if the loan-to-value ratio is greater than 75% and 115% if the loan-to-value is 75% or less, and for saleable loans to 120%;
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

Page 32	Navigation Links

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

          Our loan portfolio held for investment does contain loans previously originated with a limit on negative amortization of 125% of the original loan amount. At September 30, 2006, loans with the higher 125% limit on negative amortization represented 3% of our adjustable rate one-to-four unit residential loan portfolio, while those with the 110% limit represented 84% and those with the 115% limit represented less than 1%. We permit adjustable rate mortgages to be assumed by qualified borrowers.

          While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify applicants for interest-only loans at the interest-only payment amount and for other adjustable rate mortgages using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently, for:

  prime borrowers:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  subprime borrowers (Alt. A and A- only, for non-option ARM products):
    7.00% for owner occupied; or
    7.25% for non-owner occupied.
Page 33	Navigation Links

          As set forth in the following table, $12.3 billion or 87% of our residential one-to-four unit adjustable rate loans held for investment were option ARMs subject to negative amortization at September 30, 2006, of which $277 million or 2.25% represented the amount of negative amortization included in the loan balance. At origination, these loans had a weighted average loan-to-value ratio of 73%. The amount of negative amortization had a net increase of $48 million during the current quarter, as borrowers took advantage of the flexibility of this product. During the current quarter, approximately 28% of our loan interest income represented negative amortization, up from 26% in the second quarter of 2006 and 18% in the year-ago third quarter. In addition, $1.4 billion or 10% of our residential one-to-four unit adjustable rate loans represented loans requiring interest-only payments over the initial terms of the loans, generally the first three to five years.

	September 30, 2006

			Negative			Weighted
			Amortization	Loan to	Current	Average
	Loan	% of	Included in	Value at	Loan to	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Value (a)	(Months)

Prime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	$570,076	5%	$2,135	70%	69%	26
Balance greater than original loan amount	9,488,704	81	263,770	73	75	18

Total with negative amortization	10,058,780	86	265,905	73	75	18
Not utilizing negative amortization	1,651,789	14	-	70	67	35

Total prime loans subject to negative amortization	11,710,569	100	265,905	73	74	21
Subprime loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	40,439	7	134	71	70	34
Balance greater than original loan amount	494,937	80	10,908	71	72	23

Total with negative amortization	535,376	87	11,042	71	72	24
Not utilizing negative amortization	81,055	13	-	72	68	54

Total subprime loans subject to negative amortization	616,431	100	11,042	71	71	28
Total loans subject to negative amortization
With negative amortization:
Balance less than or equal to original loan amount	610,515	5	2,269	70	69	26
Balance greater than original loan amount	9,983,641	81	274,678	73	75	18

Total with negative amortization	10,594,156	86	276,947	73	75	19
Not utilizing negative amortization	1,732,844	14	-	70	67	36

Total loans subject to negative amortization	$12,327,000	100%	$276,947	73%	74%	21
As a percentage of total residential one-to-four unit
adjustable rate loans	87%

Total loans with interest-only payments
Prime	$1,335,572	97%	$-	69%	69%	12
Subprime	40,438	3	-	67	67	16

Total loans with interest-only payments	$1,376,010	100%	$-	69%	69%	12
As a percentage of total residential one-to-four unit
adjustable rate loans	10%

(a) Based upon appraised value at time of origination.

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest-only payments. At September 30, 2006, these other credit risks included:

  89% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties;
  79% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 10% were underwritten with no verification of either borrower income or assets; and
  loans that are relatively new and unseasoned, as 25% of our residential one-to-four unit loans were originated in 2006, with an additional 38% originated in 2005.
Page 34	Navigation Links

          We mitigate those risks during loan underwriting through the establishment of various minimum borrower credit requirements and maximum loan-to-value limitations. In addition, the average loan-to-value ratio of our residential one-to-four unit loans was 72% at origination. Over the past several years, residential property values have increased thereby further reducing our exposure to credit risk. However, during the current quarter, the California residential real estate market continued to show signs of weakening, with a decline in prices beginning to emerge in certain segments for the first time.

          While our historic credit experience has been good, option ARMs can present greater credit risk in sustained periods of rising interest rates, as borrowers may see their loan payments increase significantly when their payments recast to fully-amortizing payments. In addition, credit risk increases if home values decline. In light of continued increases in market interest rates and other unfavorable changes in the residential housing market, we increased the start rate on option ARM loans originated for portfolio beginning in March of this year in order to reduce the potential for negative amortization. Since our start rate remained higher than that of many of our competitors, our production of option ARM loans for portfolio did not offset loan payoffs for the last two quarters. In September, we increased the competitiveness of our option ARM pricing by lowering the start rate for borrowers who have high FICO credit scores and low loan-to-value ratios, with the goal of stimulating additional loan production for our portfolio, while at the same time limiting our portfolio credit exposure. However, we are not certain this pricing change will result in loan production completely offsetting portfolio payoffs, especially as we consider the implications of, and alternatives available to us in response to, the final guidance issued to depository institutions by banking regulators in September of 2006 entitled, "Interagency Guidance on Nontraditional Mortgage Product Risks," which addresses, among other matters, option ARM loans and interest-only loans.

          Among other things, the guidance recommends that management should:

  ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity;
  recognize that many nontraditional mortgage loans, particularly when they have risk-layering features, warrant strong risk management standards, capital levels and an allowance for losses that reflects the collectability of the portfolio; and
  ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product choice.

          More particularly, the guidance states that when an institution offers nontraditional mortgage loan products, underwriting standards should address the effect of a substantial payment increase on the borrower’s capacity to repay when loan amortization begins. Consequently, an institution’s analysis of a borrower’s repayment capacity should include an evaluation of their ability to repay the debt by final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule. In addition, for products that permit negative amortization, the repayment analysis should be based upon the initial loan amount plus any balance increase that may accrue from the negative amortization provision. Furthermore, the analysis of repayment capacity should avoid over-reliance on credit scores as a substitute for income, asset or outstanding liability verification in the underwriting process.

          At this time, we are assessing what impact, if any, this new lending guidance will have on our loan underwriting guidelines and production volumes. We will continue to closely monitor trends in the residential housing and lending markets, and make adjustments as deemed appropriate.

           We also offer other types of adjustable rate product for portfolio that do not permit negative amortization and do not fall in the scope of the guidance, but those products are currently not as popular with borrowers.

Page 35	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$10,107,839	78%	$10,770,739	77%	$11,172,831	77%	$10,733,770	76%	$10,290,282	76%
MTA	2,353,639	18	2,636,804	19	2,841,747	20	2,846,273	20	2,542,053	19
LIBOR	366,907	3	359,752	3	351,128	2	410,010	3	510,399	4
Other, primarily CMT	191,542	1	138,488	1	151,003	1	155,498	1	150,566	1

Total adjustable loans (a)	$13,019,927	100%	$13,905,783	100%	$14,516,709	100%	$14,145,551	100%	$13,493,300	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          We continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market to the extent we can do so profitably. We sold $903 million of loans and mortgage-backed securities in the current quarter, compared to $1.028 billion in the second quarter of 2006 and $2.108 billion in the year-ago third quarter. All amounts were secured by residential one-to-four unit property, and at September 30, 2006, loans held for sale totaled $323 million.

          At September 30, 2006, our unfunded loan application pipeline totaled $1.1 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $508 million, of which $307 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at September 30, 2006, we had commitments on undrawn lines of credit of $323 million and loans in process of $47 million. We believe our current sources of funds will enable us to meet these obligations.

Page 36	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$465,137	$711,184	$1,462,892	$1,878,179	$1,800,460
Adjustable – subprime	7,935	18,229	54,718	72,453	102,079
Adjustable – fixed for 3-5 years	290,397	392,126	189,385	5,827	-
Fixed	-	-	155	464	61

Total residential one-to-four units	763,469	1,121,539	1,707,150	1,956,923	1,902,600
Home equity loans and lines of credit	6,388	8,313	8,793	9,408	6,108
Residential five or more units – adjustable	560	525	68,583	-	-
Commercial real estate	-	-	630	-	-
Construction	7,516	4,458	19,863	17,361	23,421
Land	313	33,903	15,102	300	1,193
Non-mortgage:
Commercial	-	-	-	200	-
Other consumer	967	1,860	699	566	898

Total loans originated	779,213	1,170,598	1,820,820	1,984,758	1,934,220
Real estate loans purchased:
One-to-four units	1,277	8,176	11,601	22,965	9,296
One-to-four units – subprime	-	-	617	366	225

Total real estate loans purchased	1,277	8,176	12,218	23,331	9,521

Total loans originated and purchased	780,490	1,178,774	1,833,038	2,008,089	1,943,741
Loan repayments	(1,563,517)	(1,596,002)	(1,393,957)	(1,596,505)	(1,691,123)
Other net changes (a)	74,266	70,033	71,575	102,833	113,889

Increase (decrease) in loans held for investment, net	(708,761)	(347,195)	510,656	514,417	366,507

Sale Portfolio
Residential one-to-four unit loans originated	823,656	890,191	979,000	1,062,495	1,682,834
Loans purchased	416	2,123	1,164	5,366	17,066
Loans transferred to the investment portfolio (a)	(10,722)	(6,782)	(3,840)	(4,887)	(6,987)
Originated whole loans sold	(699,664)	(751,702)	(662,306)	(827,815)	(1,828,698)
Loans exchanged for mortgage-backed securities	(203,492)	(276,292)	(213,980)	(269,423)	(279,303)
Capitalized basis adjustment (b)	815	1,254	(1,066)	(313)	(234)
Other net changes (c)	(5,272)	(2,612)	(1,949)	(2,546)	(15,315)

Increase (decrease) in loans held for sale, net	(94,263)	(143,820)	97,023	(37,123)	(430,637)

Mortgage-backed securities, net:
Received in exchange for loans	203,492	276,292	213,980	269,423	279,303
Sold	(203,492)	(276,292)	(213,980)	(269,423)	(279,303)
Repayments	(6)	(8)	(6)	(6)	(6)
Other net changes	-	-	-	(1)	(2)

Decrease in mortgage-backed securities
available for sale	(6)	(8)	(6)	(7)	(8)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(94,269)	(143,828)	97,017	(37,130)	(430,645)

Total increase (decrease) in loans and
mortgage-backed securities, net	$(803,030)	$(491,023)	$607,673	$477,287	$(64,138)

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(b) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.
(c) Primarily included repayments and the change in net deferred costs and premiums.
Page 37	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$12,214,165	$12,959,502	$13,424,089	$12,968,647	$12,205,405
Adjustable – subprime	682,187	815,402	951,583	1,046,261	1,159,701
Adjustable – fixed for 3-5 years	1,233,166	1,008,867	715,453	598,102	707,331
Adjustable – fixed for 3-5 years – subprime	7,478	8,192	8,989	10,253	12,837
Fixed	44,150	45,447	48,304	49,030	52,124
Fixed – subprime	2,059	2,069	2,311	2,397	2,505

Total residential one-to-four units	14,183,205	14,839,479	15,150,729	14,674,690	14,139,903
Home equity loans and lines of credit	211,713	232,746	250,804	274,014	300,300
Residential five or more units:
Adjustable	115,174	117,060	134,340	68,390	69,052
Fixed	936	1,040	1,092	1,141	1,178
Commercial real estate:
Adjustable	24,117	24,254	25,967	25,547	25,743
Fixed	2,793	2,837	2,879	3,244	3,280
Construction	58,157	67,609	78,095	82,379	89,337
Land	59,394	59,682	27,379	23,630	41,361
Non-mortgage:
Commercial	3,400	3,400	3,481	3,981	4,223
Automobile	23	41	67	116	204
Other consumer	6,050	6,262	6,591	6,577	6,456

Total loans held for investment	14,664,962	15,354,410	15,681,424	15,163,709	14,681,037
Increase (decrease) for:
Undisbursed loan funds	(48,635)	(58,390)	(59,222)	(51,838)	(65,214)
Net deferred costs and premiums	256,315	275,797	290,116	279,888	261,483
Allowance for losses	(60,784)	(51,198)	(44,504)	(34,601)	(34,565)

Total loans held for investment, net	14,811,858	15,520,619	15,867,814	15,357,158	14,842,741

Sale Portfolio
Loans held for sale:
Residential one-to-four units	318,414	411,086	556,365	459,081	495,156
Net deferred costs and premiums	4,445	6,851	6,646	5,841	6,576
Capitalized basis adjustment (a)	569	(246)	(1,500)	(434)	(121)

Total loans held for sale, net	323,428	417,691	561,511	464,488	501,611
Mortgage-backed securities available for sale:
Adjustable	257	263	271	277	284
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	257	263	271	277	284

Total loans held for sale and mortgage-backed
securities available for sale	323,685	417,954	561,782	464,765	501,895

Total loans and mortgage-backed securities, net	$15,135,543	$15,938,573	$16,429,596	$15,821,923	$15,344,636

(a) Reflected the change in fair value of the interest rate lock derivative from the date of commitment to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At September 30, 2006, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          At September 30, 2006, our residential one-to-four units subprime portfolio totaled $692 million and consisted of 97% “Alt. A and A-” credit, 2% “B” credit and 1% “C” credit loans. The average loan-to-value ratio at origination for these loans was 70%.

          We carry mortgage-backed securities available for sale at fair value which, at September 30, 2006, was essentially equal to our cost basis.

Page 38	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Federal funds	$1	$2	$-	$-	$2
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	1,162,551	892,109	730,338	626,249	550,557
Other	63	63	64	64	64

Total investment securities	$1,162,615	$892,174	$730,402	$626,313	$550,623

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2006 are presented in the following table. The $7.7 million unrealized loss on securities is due to changes in market interest rates. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	618,370	1,665	494,182	5,986	1,112,552	7,651
Other	-	-	-	-	-	-

Total temporarily impaired securities	$618,370	$1,665	$494,182	$5,986	$1,112,552	$7,651

          The following table sets forth the maturities of our investment securities and their weighted average yields at September 30, 2006.

	Amount Due as of September 30, 2006

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$1	$-	$-	$-	$1
Weighted average yield	4.88%	-%	-%	-%	4.88%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	2,496	647,592	512,463	-	1,162,551
Weighted average yield	4.54%	5.60%	4.84%	-%	5.26%
Other	-	-	-	63	63
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$2,497	$647,592	$512,463	$63	$1,162,615
Weighted average yield	4.54%	5.60%	4.84%	6.25%	5.26%

(a) At September 30, 2006, 42% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 1.25% at various specified times over a range from October 2006 to December 2012. Yields for investment securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Deposits

          At September 30, 2006, our deposits totaled $11.9 billion, up $194 million or 1.6% from the year-ago level and $69 million or 0.6% from year-end 2005. Compared to the year-ago period, our certificates of deposit increased $953 million or 11.6%, which was partially offset by a decline in our transaction accounts—i.e., checking, money market and regular passbook—of $759 million or 21.5%. As short-term market interest rates have continued to rise over the past year, our customers have moved monies from regular passbook accounts into certificates of deposit.

Page 39	Navigation Links

          During the current quarter, one in-store branch was closed due to the closure of the store in which it was located and one traditional branch was opened. This leaves our total number of branches unchanged at 171, of which 90 were in-store and four were located in Arizona. A year ago, we had 172 branches, of which 92 were in-store and four were located in Arizona. At September 30, 2006, the average deposit size of our 81 traditional branches was $116 million, while the average deposit size of our 90 in-store branches was $28 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$776,696	-%	$751,446	-%	$758,055	-%	$705,077	-%	$857,875
Interest-bearing
checking (a)	0.28	486,226	0.29	497,313	0.29	525,564	0.30	529,133	0.30	530,467
Money market	1.04	147,812	1.05	162,213	1.05	166,496	1.05	164,192	1.05	161,910
Regular passbook	0.98	1,355,595	1.00	1,483,890	1.02	1,652,549	1.04	1,816,635	1.05	1,975,209

Total transaction
accounts	0.58	2,766,329	0.62	2,894,862	0.65	3,102,664	0.69	3,215,037	0.68	3,525,461
Certificates of deposit:
Less than 2.00%	1.28	22,484	1.31	29,690	1.49	47,149	1.68	86,992	1.70	131,006
2.00-2.49	2.46	11,567	2.37	24,559	2.37	81,014	2.41	147,632	2.44	294,160
2.50-2.99	2.84	51,185	2.87	92,839	2.81	159,742	2.78	215,297	2.79	321,523
3.00-3.49	3.27	153,871	3.28	176,414	3.34	368,255	3.27	1,001,901	3.27	2,068,056
3.50-3.99	3.87	267,610	3.89	1,190,947	3.86	2,681,838	3.78	4,114,751	3.76	4,164,594
4.00-4.49	4.26	1,574,479	4.24	3,765,400	4.23	4,422,839	4.17	2,622,618	4.16	787,167
4.50-4.99	4.74	3,340,812	4.72	3,408,252	4.68	1,320,831	4.81	455,192	4.83	429,715
5.00 and greater	5.22	3,757,421	5.08	304,776	5.07	14,571	5.17	17,428	5.59	30,554

Total certificates
of deposit	4.78	9,179,429	4.36	8,992,877	4.10	9,096,239	3.83	8,661,811	3.62	8,226,775

Total deposits	3.81%	$11,945,758	3.45%	$11,887,739	3.22%	$12,198,903	2.98%	$11,876,848	2.74%	$11,752,236

(a) Included amounts swept into money market deposit accounts.

Borrowings

          At September 30, 2006, our borrowings totaled $3.3 billion, essentially unchanged from a year ago but down $413 million from year-end 2005. At quarter end, we borrowed $464 million of funds through transactions in which securities are sold under agreements to repurchase. These repurchase agreements are entered into with selected major securities dealers, using government sponsored entities securities from our portfolio as collateral.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2006	2006	2006	2005	2005

Securities sold under agreements to repurchase	$463,678	$255,042	$-	$-	$-
Federal Home Loan Bank advances (a)	2,680,546	3,499,450	3,825,811	3,557,515	3,162,808
Senior notes	198,216	198,172	198,129	198,087	198,045

Total borrowings	$3,342,440	$3,952,664	$4,023,940	$3,755,602	$3,360,853

Weighted average rate on borrowings during
the quarter (a)	5.71%	5.33%	4.92%	4.54%	3.97%
Total borrowings as a percentage of total assets	19.68	22.63	22.60	21.97	20.29

(a) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 40	Navigation Links

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 41 and Note 4 of Notes to the Consolidated Financial Statements on page 9.

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

Page 41	Navigation Links

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

Page 42	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of September 30, 2006, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets do not normally respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	September 30, 2006

	Within	7 – 12	1 – 5	6 – 10	Over	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$694,777	$143,453	$511,571	$-	$-	$1,349,801
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	13,630,050	211,607	718,804	-	-	14,560,461
Fixed	105,556	3,509	19,571	11,413	7,613	147,662
Home equity loans and lines of credit	209,572	141	733	103	-	210,549
Residential five or more units:
Adjustable	75,861	15,998	8,743	-	-	100,602
Fixed	104	98	481	200	46	929
Commercial real estate	17,547	2,851	5,584	40	-	26,022
Construction	36,298	-	-	-	-	36,298
Land	45,573	-	-	-	-	45,573
Non-mortgage loans:
Commercial	1,404	-	-	-	-	1,404
Consumer	5,775	10	1	-	-	5,786
Mortgage-backed securities	257	-	-	-	-	257

Total loans and mortgage-backed securities, net	14,127,997	234,214	753,917	11,756	7,659	15,135,543

Total interest-earning assets	$14,822,774	$377,667	$1,265,488	$11,756	$7,659	$16,485,344

Transaction accounts:
Non-interest-bearing checking	$776,696	$-	$-	$-	$-	$776,696
Interest-bearing checking (c)	486,226	-	-	-	-	486,226
Money market (d)	147,812	-	-	-	-	147,812
Regular passbook (d)	1,355,595	-	-	-	-	1,355,595

Total transaction accounts	2,766,329	-	-	-	-	2,766,329
Certificates of deposit (e)	6,432,565	2,295,798	451,066	-	-	9,179,429

Total deposits	9,198,894	2,295,798	451,066	-	-	11,945,758
FHLB advances and other borrowings	2,729,678	-	414,546	-	-	3,144,224
Senior notes	-	-	-	198,216	-	198,216
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$12,358,572	$2,295,798	$435,612	$198,216	$-	$15,288,198

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$2,464,202	$(1,918,131)	$829,876	$(186,460)	$7,659	$1,197,146
Cumulative gap	2,464,202	546,071	1,375,947	1,189,487	1,197,146
Cumulative gap – as a percentage of total assets:
September 30, 2006	14.51%	3.22%	8.10%	7.00%	7.05%
December 31, 2005	23.22	11.19	7.08	5.80	5.82
September 30, 2005	23.87	12.07	7.38	6.05	6.05

(a) Includes FHLB stock and is based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.
Page 43	Navigation Links

          Our six-month gap at September 30, 2006 was a positive 14.51%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 23.22% at December 31, 2005 and 23.87% a year ago, which reflected a larger repricing mismatch between interest-earning assets and deposits and borrowings.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio. For the twelve months ended September 30, 2006, we originated and purchased for investment $5.8 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At September 30, 2006, December 31, 2005 and September 30, 2005 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $14.6 billion at September 30, 2006, compared to $15.1 billion at December 31, 2005 and $14.6 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We price and originate fixed rate mortgage loans for sale into the secondary market to increase opportunities to originate adjustable rate mortgages and to generate fees and servicing income. We also occasionally originate a small number of fixed rate loans for portfolio to facilitate the sale of real estate acquired in settlement of loans and which meet specific yield and other approved guidelines.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Weighted average yield: (a)
Loans and mortgage-backed securities	7.38%	6.99%	6.52%	6.10%	5.69%
Investment securities (b)	5.26	4.97	4.66	4.37	4.09

Interest-earning assets yield	7.22	6.88	6.44	6.04	5.63

Weighted average cost:
Deposits	3.81	3.45	3.22	2.98	2.74
Borrowings:
Federal Home Loan Bank advances and
other borrowings (c)	5.68	5.56	4.94	4.71	4.15
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	5.73	5.60	5.02	4.80	4.29

Combined funds cost	4.23	3.99	3.67	3.42	3.08

Interest rate spread	2.99%	2.89%	2.77%	2.62%	2.55%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, premiums and discounts, prepayment and late fees and FHLB stock dividends.
(b) Includes the yield on investment securities accounted for on a trade-date basis but for which interest income will not be recognized until settlement. Yields for investment securities available for sale are calculated using historical cost balances and do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(c) Included the impact of swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.

          The period-end weighted average yield on our loans and mortgage-backed securities increased to 7.38% at September 30, 2006, up from 6.10% at December 31, 2005 and 5.69% at September 30, 2005. At September 30, 2006, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $14.4 billion with a weighted average rate of 7.34%, compared to $15.2 billion with a weighted average rate of 6.05% at December 31, 2005, and $14.7 billion with a weighted average rate of 5.63% at September 30, 2005.

Page 44	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at a below market rate and real estate acquired in settlement of loans. Our non-performing assets increased $27 million during the current quarter to $67 million or 0.39% of total assets. The increase occurred in both our prime and subprime residential loan categories.

          The following table summarizes our non-performing assets at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2006	2006	2006	2005	2005

Non-accrual loans:
Residential one-to-four units	$46,589	$26,227	$26,102	$23,497	$18,373
Residential one-to-four units – subprime	13,872	11,847	12,401	10,774	9,018
Other	306	-	1	42	634

Total non-accrual loans	60,767	38,074	38,504	34,313	28,025
Real estate acquired in settlement of loans	5,761	1,254	385	908	2,323

Total non-performing assets	$66,528	$39,328	$38,889	$35,221	$30,348

Allowance for loan losses:
Amount	$60,784	$51,198	$44,504	$34,601	$34,565
As a percentage of non-accrual loans	100.03%	134.47%	115.58%	100.84%	123.34%
Non-performing assets as a percentage of total assets	0.39	0.23	0.22	0.21	0.18

Delinquent Loans

          Loans delinquent 30 days or more as a percentage of total loans was 0.68% at September 30, 2006, up from 0.36% at December 31, 2005, and from 0.30% a year ago. The increase primarily occurred in our residential one-to-four units category.

Page 45	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	September 30, 2006				June 30, 2006

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$37,140	$17,956	$31,243	$86,339	$23,577	$9,003	$18,807	$51,387
One-to-four units – subprime	5,382	2,916	5,971	14,269	4,430	2,874	5,072	12,376
Home equity loans and lines of credit	-	173	297	470	400	-	-	400
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	42,522	21,045	37,511	101,078	28,407	11,877	23,879	64,163
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Automobile	47	-	-	47	-	-	-	-
Other consumer	16	10	9	35	13	31	-	44

Total delinquent loans	$42,585	$21,055	$37,520	$101,160	$28,420	$11,908	$23,879	$64,207

Delinquencies as a percentage of total loans	0.28%	0.14%	0.25%	0.68%	0.18%	0.08%	0.15%	0.41%

	March 31, 2006				December 31, 2005

Loans secured by real estate:
Residential:
One-to-four units	$20,663	$8,127	$17,714	$46,504	$19,183	$5,552	$19,587	$44,322
One-to-four units – subprime	6,006	2,364	4,396	12,766	5,919	1,645	4,221	11,785
Home equity loans and lines of credit	61	-	-	61	-	59	24	83
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	26,730	10,491	22,110	59,331	25,102	7,256	23,832	56,190
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Automobile	49	-	1	50	-	3	-	3
Other consumer	12	6	-	18	20	13	18	51

Total delinquent loans	$26,791	$10,497	$22,111	$59,399	$25,122	$7,272	$23,850	$56,244

Delinquencies as a percentage of total loans	0.17%	0.06%	0.14%	0.37%	0.16%	0.05%	0.15%	0.36%

	September 30, 2005

Loans secured by real estate:
Residential:
One-to-four units	$16,631	$8,980	$10,295	$35,906
One-to-four units – subprime	3,602	1,213	4,414	9,229
Home equity loans and lines of credit	-	380	185	565
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	20,233	10,573	14,894	45,700
Non-mortgage:
Commercial	-	-	428	428
Automobile	7	1	-	8
Other consumer	28	22	21	71

Total delinquent loans	$20,268	$10,596	$15,343	$46,207

Delinquencies as a percentage of total loans	0.13%	0.07%	0.10%	0.30%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 46	Navigation Links

Allowance for Credit and Real Estate Losses

          We maintain a valuation allowance for credit and real estate losses to provide for losses inherent in those portfolios. The allowance for credit losses includes an allowance for loan losses reported as a reduction of loans held for investment and the allowance for loan-related commitments reported in accounts payable and accrued liabilities. On March 31, 2006, we reclassified to liabilities our allowance for loan-related commitments which was previously included with the allowance for loan losses. Previously reported periods were reclassified to conform to the current period presentation. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses at the balance sheet date.

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

          Provision for credit losses totaled $9.6 million in the third quarter of 2006, compared with a reversal of $0.8 million a year ago. During the current quarter, the California residential real estate market continued to show signs of weakening, with a decline in prices beginning to emerge in certain segments for the first time and and an increase in loan defaults. In addition, increases continued in both negative amortization and capitalized interest balances. If this tendency continues, certain borrowers may reach their limit of negative amortization permitted under the terms of their loan, thereby resulting in an increase in their minimum monthly loan payment and the potential for higher delinquencies. In consideration of these trends, an increase in the allowance for credit losses was deemed appropriate. The allowance was increased $9.4 million in the current quarter, reflecting increases of $8.1 million in the general valuation allowance and $1.3 million in the allocated allowance. At September 30, 2006, the allowance for credit losses was $62 million, comprised of $61 million for loan losses and $1 million for unfunded loan commitments which is reported in the category accounts payable and accrued liabilities. That compares to an allowance for credit losses of $36 million at year-end 2005, comprised of $35 million for loan losses and $1 million for loan-related commitments. There was no change in our unallocated allowance of $2.8 million.

Page 47	Navigation Links

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Allowance for loan losses
Balance at beginning of period	$51,198	$44,504	$34,601	$34,565	$34,561
Provision (reduction)	9,777	6,701	9,974	512	(365)
Charge-offs	(197)	(12)	(76)	(479)	(50)
Recoveries	6	5	5	3	419

Balance at end of period	$60,784	$51,198	$44,504	$34,601	$34,565

Allowance for loan-related commitments
Balance at beginning of period	$1,358	$1,397	$1,314	$1,433	$1,819
Provision (reduction)	(137)	(39)	83	(119)	(386)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,221	$1,358	$1,397	$1,314	$1,433

Total allowance for credit losses
Balance at beginning of period	$52,556	$45,901	$35,915	$35,998	$36,380
Provision (reduction)	9,640	6,662	10,057	393	(751)
Charge-offs	(197)	(12)	(76)	(479)	(50)
Recoveries	6	5	5	3	419

Balance at end of period	$62,005	$52,556	$45,901	$35,915	$35,998

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Allowance for loan losses
Balance at beginning of period	$34,601	$33,343
Provision	26,452	1,808
Charge-offs	(285)	(1,021)
Recoveries	16	435

Balance at end of period	$60,784	$34,565

Allowance for loan-related commitments
Balance at beginning of period	$1,314	$1,371
Provision (reduction)	(93)	62
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$1,221	$1,433

Total allowance for credit losses
Balance at beginning of period	$35,915	$34,714
Provision	26,359	1,870
Charge-offs	(285)	(1,021)
Recoveries	16	435

Balance at end of period	$62,005	$35,998

Page 48	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(Dollars in Thousands)	2006	2006	2006	2005	2005	2006	2005

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$166	$-	$-	$20	$4	$166	$883
One-to-four units – subprime	-	-	25	-	-	25	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	428	-	-	-
Automobile	-	1	-	-	-	1	9
Other consumer	31	11	51	31	46	93	129

Total gross loan charge-offs	197	12	76	479	50	285	1,021

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	-	410	-	410
One-to-four units – subprime	-	-	-	-	-	-	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Other consumer	6	5	5	3	9	16	25

Total gross loan recoveries	6	5	5	3	419	16	435

Net loan charge-offs
(recoveries)
Loans secured by real estate:
Residential:
One-to-four units	166	-	-	20	(406)	166	473
One-to-four units – subprime	-	-	25	-	-	25	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	428	-	-	-
Automobile	-	1	-	-	-	1	9
Other consumer	25	6	46	28	37	77	104

Total net loan charge-offs
(recoveries)	$191	$7	$71	$476	$(369)	$269	$586

Net loan charge-offs (recoveries)
as a percentage of average loans	-%	-%	-%	0.01%	(0.01)%	-%	0.01%

Page 49	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2006	2006	2006	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	$49,339	$40,124	$31,608	$23,467	$21,538
One-to-four units – subprime	4,579	4,394	6,266	5,127	6,190
Home equity loans and lines of credit	1,124	1,192	1,288	1,386	1,555
Five or more units	1,049	1,064	1,194	521	527
Commercial real estate	302	304	298	295	290
Construction	454	455	487	501	572
Land	838	570	251	175	358
Non-mortgage:
Commercial	14	14	16	15	438
Automobile	-	1	2	3	3
Other consumer	285	280	294	311	294
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$60,784	$51,198	$44,504	$34,601	$34,565

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2006	2006	2006	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	0.37%	0.29%	0.22%	0.17%	0.17%
One-to-four units – subprime	0.66	0.53	0.65	0.48	0.53
Home equity loans and lines of credit	0.53	0.51	0.51	0.51	0.52
Five or more units	0.90	0.90	0.88	0.75	0.75
Commercial real estate	1.12	1.12	1.03	1.02	1.00
Construction	0.78	0.67	0.62	0.61	0.64
Land	1.41	0.96	0.92	0.74	0.87
Non-mortgage:
Commercial	0.41	0.41	0.46	0.38	10.37
Automobile	-	2.44	2.99	2.59	1.47
Other consumer	4.71	4.47	4.46	4.73	4.55

Total for loans held for investment	0.41%	0.33%	0.28%	0.23%	0.24%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2006	2006	2006	2005	2005

Loans secured by real estate:
Residential:
One-to-four units	92.00%	91.27%	90.48%	89.79%	88.31%
One-to-four units – subprime	4.72	5.38	6.14	6.98	8.00
Home equity loans and lines of credit	1.44	1.51	1.60	1.81	2.05
Five or more units	0.79	0.77	0.86	0.46	0.48
Commercial real estate	0.18	0.18	0.18	0.19	0.20
Construction	0.40	0.44	0.50	0.54	0.61
Land	0.41	0.39	0.18	0.16	0.28
Non-mortgage:
Commercial	0.02	0.02	0.02	0.03	0.03
Automobile	-	-	-	-	-
Other consumer	0.04	0.04	0.04	0.04	0.04

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 50	Navigation Links

          At September 30, 2006, December 31, 2005, and September 30, 2005 there were no loans for which we recognized impairment; therefore, no allowance was recorded for losses related to impaired loans. Consequently, there was no interest recognized on impaired loans in the current quarter or the year-ago third quarter.

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2006	2006	2006	2005	2005

Balance at beginning of period	$103	$103	$103	$103	$1,436
Reduction	-	-	-	-	(1,333)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$103	$103	$103	$103	$103

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2006	2005

Balance at beginning of period	$103	$1,436
Reduction	-	(1,333)
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$103	$103

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

          Our primary sources of funds generated in the third quarter of 2006 were:

  principal repayments of $1.4 billion—including prepayments, but excluding refinances of our existing loans—on loans and mortgage-backed securities;
  a net decline of $94 million in our loans held for sale; and
  a net increase of $58 million in deposits.

          We used these funds to:

  originate and purchase $575 million of loans held for investment, excluding refinances of our existing loans;
  purchase investment securities of government sponsored entities of $275 million; and
  repay $617 million in FHLB advances and other borrowings.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At September 30, 2006, our FHLB borrowings totaled $2.7 billion, representing 15.8% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $5.8 billion. To the extent deposit growth over the remainder of 2006 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of September 30, 2006, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $307 million, undisbursed loan funds and unused lines of credit of $370 million and operating leases of $16 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

Page 51	Navigation Links

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of September 30, 2006, the Bank had the capacity to declare a dividend totaling $433 million subject to filing an application with the OTS at least 30 days prior to the distribution and the OTS does not communicate an objection. At September 30, 2006, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $46 million.

          Stockholders’ equity totaled $1.4 billion at September 30, 2006, up from $1.2 billion at December 31, 2005 and September 30, 2005.

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

          Downey maintains an allowance for losses on loan-related commitments for undisbursed loan funds and unused lines of credit to provide for inherent losses. During the first quarter of 2006, the allowance for losses on loan-related commitments was reclassified from the allowance for loan losses to accounts payable and accrued liabilities. The allowance for losses on loan-related commitments is calculated using the same methodology as that used to determine the allowance for loan losses. Previously reported periods were reclassified to conform to the current period presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on loan-related commitments; thus, no effect was had on net income or stockholders’ equity. The allowance for losses on loan-related commitments was $1 million at September 30, 2006, December 31, 2005 and September 30, 2005.

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 41 and Note 4 of Notes to the Consolidated Financial Statements on page 9.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty we made to the investor in connection with the sale. Identified defects, may require us to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first nine months of 2006, we recorded a $0.9 million repurchase loss related to defects in the origination process and repurchased $3 million of loans. These loan and servicing sale contracts typically contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale settlement date. We reserved less than $1 million

Page 52	Navigation Links

at September 30, 2006, December 31, 2005 and September 30, 2005 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of September 30, 2006, our maximum sales price premium refund would be $10.1 million. See Note 4 of Notes to the Consolidated Financial Statements on page 9.

          At September 30, 2006, scheduled maturities of obligations and commitments were as follows:

	Within	1 – 3	4 – 5	Over	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,728,363	$325,881	$125,185	$-	$9,179,429
FHLB advances and other borrowings	2,729,678	414,546	-	-	3,144,224
Senior notes	-	-	-	198,216	198,216
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	236,435	-	-	-	236,435
Associated loan forward sale contracts	213,783	-	-	-	213,783
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	323,428	-	-	-	323,428
Associated loan forward sale contracts	307,982	-	-	-	307,982
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	430,000	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	-	430,000	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	201,662	-	-	-	201,662
Undisbursed loan funds and unused lines of credit	26,658	15,472	-	328,029	370,159
Operating leases	5,005	7,181	3,180	987	16,353

Total obligations and commitments	$12,772,994	$1,623,080	$128,365	$527,232	$15,051,671

(a) The notional amount before the reduction of expected fallout was $307 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 8.47% and its risk-based capital ratio was 17.05% at September 30, 2006. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of September 30, 2006.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,507,634			$1,507,634		$1,507,634
Adjustments:
Deductions:
Investment in real estate subsidiary	(75,549)			(75,549)		(75,549)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,031)			(2,031)		(2,031)
Additions:
Unrealized losses on investment securities
available for sale	4,516			4,516		4,516
Allowance for credit losses, net of specific
allowances (a)	-			-		60,734

Regulatory capital	1,431,420	8.47%		1,431,420	8.47%	1,492,154	17.05%
Well capitalized requirement	253,525	1.50	(b)	845,083	5.00	875,353	10.00	(c)

Excess	$1,177,895	6.97%		$586,337	3.47%	$616,801	7.05%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 16.35%.
Page 53	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 41.

ITEM 4. – CONTROLS AND PROCEDURES

          As of September 30, 2006, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Page 54	Navigation Links

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

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          None

Page 55	Navigation Links

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: November 1, 2006	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Brian E. Côté

Date: November 1, 2006	Brian E. Côté
Chief Financial Officer

Page 56	Navigation Links

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