Form 10-K
period 2006-12-31
DOWNEY FINANCIAL CORP
filed 2007-03-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-K filing.

United States Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
Yes ☐  No ☑

          The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates on June 30, 2006, based upon the closing sale price on that date of $67.85, as quoted on the New York Stock Exchange, was $1,428,780,483.

          At February 28, 2007, 27,853,783 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

          Documents Incorporated by Reference:   Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 25, 2007 are incorporated by reference in Part III hereof.

Page	Navigation Links

Page i	Navigation Links

Page ii	Navigation Links

PART I

          Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For additional information concerning the factors that may cause such a difference, see Item 1A. Risk Factors on page 20. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

ITEM 1. BUSINESS

GENERAL

          We were incorporated in Delaware on October 21, 1994. On January 23, 1995, after we obtained necessary stockholder and regulatory approvals, we acquired 100% of the issued and outstanding capital stock of Downey Savings and Loan Association ("Bank") and the Bank’s stockholders became holders of our stock. Downey was thereafter funded by the Bank and presently operates as the Bank’s holding company. Our stock is traded on the New York Stock Exchange under the trading symbol "DSL."

          Corporate Governance Guidelines, charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors and Code of Ethical Conduct for Directors and Financial Officers and Summary of the Employee Code of Ethical Conduct are available free of charge from our internet site, www.downeysavings.com, by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance." Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are posted on our internet site as soon as reasonably practical after we file them with the SEC and are available free of charge under "Reports - Corporate Filings" on our "Investor Relations" page.

          The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2006, the Bank conducts its business primarily through 172 retail deposit branches, including 91 full-service, in-store branches.

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
  The Bank’s savings deposits are insured through the Deposit Insurance Fund ("DIF") of the FDIC, an instrumentality of the United States government.
  The Bank is regulated by the Federal Reserve with respect to reserves the Bank is required to maintain against deposits and other matters.

Page 1	Navigation Links

          General economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities significantly influence our operations. Additionally, interest rates on competing investments and general market interest rates influence our deposit flows and the costs we incur on interest-bearing liabilities, which represent our cost of funds. Similarly, market interest rates and other factors that affect the supply of, and demand for, housing and the availability of funds affect our loan volume, our yields on loans and mortgage-backed securities, as well as the valuation of our mortgage servicing rights ("MSRs") associated with the loans we service for others.

          Our primary business is banking and we are also involved in real estate investments, each of which we discuss further below.

BANKING ACTIVITIES

          Banking is our primary business. Our banking activities focus on:

  attracting funds from the general public and institutions and obtaining borrowings;
  originating and investing in loans, primarily residential real estate mortgage loans, investment securities and mortgage-backed securities; and
  originating and selling loans to investors in the secondary markets.

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
  credit related costs; and
  general and administrative costs.

          Our primary sources of funds from our banking business are:

  retail deposits;
  principal and interest payments on our loans, investment securities and mortgage-backed securities;
  proceeds from sales of loans, investment securities and mortgage-backed securities; and
  borrowings.

Scheduled payments we receive on our loans and mortgage-backed securities and certain fees from loans and deposits are a relatively stable source of funds. However, the funds we receive from sales and prepayment of loans and mortgage-backed securities can vary widely. Below is a detailed discussion of our banking activities.

Page 2	Navigation Links

Lending Activities

          Our lending activities emphasize originating first mortgage loans secured by residential properties. We continue to focus on origination of adjustable rate single family mortgage loans for our portfolio. To a lesser extent, we originate for portfolio other loans including:

  home equity loans and lines of credit;
  multi-family loans secured by real estate;
  commercial real estate loans, with income producing capabilities;
  construction and land loans to developers for single family and multi-family residential properties and commercial retail neighborhood shopping center projects;
  loans to individuals for the construction and permanent financing of single family homes;
  residential lot loans; and
  consumer loans.

We will also continue our secondary marketing activities of originating and selling single family mortgage loans to various investors.

          For more information, see Secondary Marketing and Loan Servicing Activities on page 5. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Loans and Mortgage-Backed Securities on page 41.

Loan and Mortgage-Backed Securities Portfolio

          We carry loans held for investment at cost. Net loans are adjusted for unamortized premiums and unearned discounts, which are amortized into interest income using the interest method. Investments in mortgage-backed securities represent participating interests in pools of first mortgage loans and are typically serviced by the issuers of the securities. We carry mortgage-backed securities held to maturity at unpaid principal balances, which are adjusted for unamortized premiums and unearned discounts. We amortize premiums and discounts on mortgage-backed securities using the interest method.

          We identify loans that may be sold before their maturity. In our balance sheets, we classify these as loans held for sale and record them at the lower of cost or fair value on an aggregate basis. The cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of rate lock to the date of funding. We recognize net unrealized losses on these loans, if any, in a valuation allowance by making charges to our income.

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

Residential Real Estate Lending

          Our primary lending activity is originating mortgage loans secured by single family residential properties consisting of one-to-four units located primarily in California. Residential loans are originated:

  by loan officers located in our branches, loan centers and in a centralized call center, who also solicit loans from realtors and other business sources, including the internet; and
  by wholesale loan representatives who obtain loans submitted by mortgage brokers.

We provide these loans for borrowers to purchase residences or to refinance their existing mortgage loans, and they typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgage loans for our own loan portfolio. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we sell the majority of these loans in the

Page 3	Navigation Links

secondary market. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate our sale of real estate acquired in settlement of loans. The average term of the fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity as a result of home sales, refinancings and prepayments. For more information, see Secondary Marketing and Loan Servicing Activities on page 5.

          Our adjustable rate mortgage loans generally:

  either begin with an incentive interest rate ("start rate"), which is an interest rate below the current market rate, that adjusts to the applicable index plus a defined margin, subject to periodic and lifetime caps, after one, three, six or twelve months, or have a fixed interest rate for a period of three to five years then adjust semi-annually or annually thereafter;
  provide that the maximum interest rate cannot exceed the start rate by more than six to twelve percentage points, depending on the type of loan and the initial rate offered; and
  limit interest rate adjustments, for loans that adjust both the interest rate and payment amount simultaneously, to 1% per adjustment for those that adjust semi-annually and 2% per adjustment for those that adjust annually.

          Most of our adjustable rate mortgage loans are option ARM products with an interest rate that adjusts monthly and a minimum monthly loan payment that adjusts annually. The start rate is lower than the fully-indexed rate and is the effective interest rate for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The start rate, however, is used to calculate the minimum monthly loan payment for the first twelve months. The borrower is required to make at least the minimum monthly payment, but retains the option to make a larger payment to reduce loan principal and avoid negative amortization, or the addition to loan principal of accrued interest that exceeds the required minimum monthly loan payment. If the borrower chooses to make the required minimum monthly loan payment and the interest accrual, based on the fully-indexed rate, results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. These payment options are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement.

          More particularly, these loans currently:

  limit the maximum loan balance to 110% of the original loan amount if the original loan-to-value ratio (a loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination) is greater than 75%, 115% if the loan-to-value ratio is 75% or less and up to 120% for certain salable loans;
  have a lifetime interest rate cap, but no periodic cap on interest rate adjustments; and
  include a payment cap that limits the change in required minimum monthly loan payments to 7.5% per year, unless the loan is recast (i.e., a new monthly loan payment is calculated using the fully-indexed interest rate and provides for amortization of the loan balance over the remaining term of the loan). A loan is recast at the earlier of every five years or when the loan balance reaches the maximum level of loan balance permitted.

          The maximum home loan we make, except for a limited amount related to Community Reinvestment Act ("CRA") activities, is equal to 97% of a property’s appraised value; however, any loan in excess of 80% of appraised value generally requires private mortgage insurance. Typically, this insures the loan down to a 75% loan-to-value ratio, consistent with secondary marketing requirements. If a loan incurs negative amortization, the loan-to-value ratio could rise, which increases credit risk, and the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation in the event of a loan default.

          Our loan portfolio held for investment does contain loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At December 31, 2006, loans with the higher 125% limit on the maximum loan balance represented 3% of our adjustable rate one-to-four unit residential loan portfolio, while those with the 115% limit represented less than 2% and those with the 110% limit represented 80%. We permit adjustable rate mortgage loans to be assumed by qualified borrowers. For more information, see Loans and Mortgage-Backed Securities on page 41.

Page 4	Navigation Links

          While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify an applicant for adjustable rate mortgage loans using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently, for our:

  lower risk applicants:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  higher risk applicants:
    7.00% for owner occupied; or
    7.25% for non-owner occupied.

For interest-only loans, we qualify applicants at the interest-only payment amount based on the interest rate applicable to the fixed rate period of the loan program.

          During 2006, approximately 81% of our one-to-four unit residential real estate loans were originated or purchased through outside mortgage brokers with the remaining amount originated by our residential loan officers. Mortgage brokers do not operate from our offices and are not our employees.

          We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan and credit risk it presents. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $3 million. Our average loan size, however, is much lower. In 2006, our average loan size was $384,000.

          In the approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant’s ability to repay the loan. Qualified staff appraisers or outside appraisers establish the value of the collateral through appraisals or alternative valuation formats that meet regulatory requirements. Appraisal reports prepared by outside appraisers are selectively reviewed by our staff appraisers or by approved fee appraisers. We obtain information about the applicant’s income, financial condition, employment and credit history. Depending on the loan product type, borrower credit history, and other underwriting criteria and judgment, we may not deem it necessary to verify stated borrower income and/or reported assets. We also require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence and, as required, flood insurance.

          When underwriting a home equity loan or line of credit, all loans secured by a property are taken into account. The maximum amount Downey will lend is 80% of all combined loans to the property’s appraised value. The loan-to-value ratio is calculated using the full credit line and, with respect to first mortgage loans subject to negative amortization, the maximum permissible loan balance. The risk involved with home equity loans and home equity lines of credit is similar to the risk involved with residential real estate loans.

Secondary Marketing and Loan Servicing Activities

          As part of our secondary marketing activities, we originate residential real estate adjustable rate mortgage loans and fixed rate mortgage loans that we intend to sell. These loans are primarily secured by first liens on one-to-four unit residential properties and generally have maturities of 40 years or less.

          We believe that servicing loans for others can be an important asset/liability management tool because it provides an asset whose value tends to move opposite to changes in market interest rates. In contrast to other components of the Bank’s balance sheet, a loan servicing portfolio normally:

  increases in value as interest rates rise and loan prepayments decrease; and
  declines in value as interest rates fall and loan prepayments increase.

In addition, increased levels of servicing activity and the opportunity to offer our other financial services in servicing loans for others can provide us with additional income with minimal additional overhead costs.

Page 5	Navigation Links

          Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize MSRs that we acquire, whether through purchase or mortgage loans we originate and sell with servicing rights retained. We disclose MSRs associated with the origination and sale of loans in our financial statements as a component of the net gains on sales of loans and mortgage-backed securities. We recognize impairment losses on the MSRs through a valuation allowance and record any associated provision as a component of loan servicing income (loss), net category. For further information, see Note 1 on page 83 and Note 10 on page 99 of Notes to the Consolidated Financial Statements.

          Generally, we use hedging programs to manage the interest rate risk of our secondary marketing activities. For further information, see Asset/Liability Management and Market Risk on page 53.

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

          Multi-family and commercial real estate loans generally entail additional risks as compared with single family residential mortgage lending. We subject each loan, including loans to facilitate the sale of real estate we own, to our underwriting standards, which generally include:

  an evaluation of the borrower’s creditworthiness and reputation; and
  an evaluation of the amount of the borrower’s equity in the project as determined by an appraisal, sales and leasing information on the property, and cash flow projections.

          To protect the value of the security for our loan, we require borrowers to maintain casualty insurance for the lesser of the loan amount or replacement cost. In addition, for non-residential loans in excess of $500,000, we require the borrower to obtain comprehensive general liability insurance. All commercial real estate loans we originate must be approved by at least two of our officers, one of whom must be the originating major loan officer and the other a designated officer with appropriate loan approval authority.

Construction and Land Lending

          We provide loan financing for construction of single family and multi-family residential properties and commercial real estate projects and for land development. Our major loan officers principally originate these loans. We generally make construction and land loans at floating interest rates based upon the prime or reference rate of a major commercial bank. Generally, we require a loan-to-value ratio of 80% or less, and we subject each loan to our underwriting standards.

          Construction loans involve risks different from completed project lending because we advance loan funds based upon the security of the completed project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold.

Moreover, construction projects are affected by uncertainties inherent in estimating:

  construction costs;
  potential delays in construction time;
  market demand; and
  the accuracy of the value of the completed project.

Page 6	Navigation Links

          When providing construction and land loans, we usually require the general contractor to, among other things, carry contractor’s liability insurance equal to specific prescribed minimum amounts, carry builder’s risk insurance and have a blanket bond against employee misappropriation.

Commercial Lending

          We maintain traditional private banking credit products and services for our existing high net worth, relationship-based customers. Our portfolio emphasis is toward floating interest rate loans and lines of credit. We also provide deposit account products and services to meet the needs of business relationships maintained at the Bank.

Consumer Lending

          The Bank originates lines of credit and other consumer loan products. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. We offer customers a credit card through a third party, who extends the credit and services the loans made to our customers.

Investment Activities

          As a federally chartered savings association, the Bank’s ability to invest in securities is prescribed by OTS regulations and the Home Owners’ Loan Act. The Bank’s authorized officers make investment decisions within guidelines established by the Bank’s Board of Directors. The Bank manages these investments in an effort to produce the highest yield, while at the same time maintaining safety of principal, minimizing interest rate and credit risk, and complying with applicable regulations.

          We carry securities held to maturity at amortized cost. We adjust these costs for amortization of premiums and accretion of discounts, which we recognize in interest income using the interest method. We carry securities available for sale at fair value. We exclude unrealized holding gains and losses, or valuation allowances established for net unrealized losses, from our earnings and report them as a separate component of our stockholders’ equity as accumulated other comprehensive income, net of income taxes, until realized unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations. For further information on the composition of our investment portfolio, see Investment Securities on page 47.

Deposit Activities

          We prefer to use deposits raised through our retail branch system as our principal source of funds for supporting our lending activities because the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. We traditionally have obtained our deposits primarily from areas surrounding the Bank’s branch offices. However, we may raise some retail deposits through deposit brokers.

          General economic conditions affect deposit flows. Funds may flow from depository institutions such as savings associations directly into investment vehicles like government and corporate securities. Our ability to attract and retain deposits is affected by market conditions, prevailing interest rates and available competing investment vehicles. Generally, federal regulation does not restrict interest rates we pay on deposits.

          For further information, see Deposits on page 50.

Borrowing Activities

          Besides deposits, we utilize other sources to fund our loan origination and other business activities. We have at times relied upon our borrowings from the FHLB of San Francisco or the issuance of corporate debt as additional sources of funds. The FHLB of San Francisco makes advances to us through several different credit programs it offers.

Page 7	Navigation Links

          From time to time, we sell securities and mortgage loans under agreements to repurchase to provide additional funding. These repurchase agreements are generally short-term and are collateralized by our mortgage-backed and investment securities or our mortgage loans. We only deal with investment banking firms that are recognized as primary dealers in U.S. government securities or major commercial banks in connection with these repurchase agreements. In addition, we limit the amounts of our borrowings from any single institution.

          For further information, see Borrowings on page 51.

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

          For information regarding our net income and the components thereof and for management’s analysis of our financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30. For information regarding the return on our assets and other selected financial data, see Selected Financial Data on page 28.

Asset/Liability Management

          We are affected by interest rate risk to the degree our interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, reprice or mature on a different basis and frequency than our interest-earning assets, which primarily consist of adjustable rate and fixed rate real estate loans and investment securities. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net interest income during periods of rising interest rates. Our principal objective is to actively monitor and manage the adverse effects of fluctuations in interest rates on our net interest income. To improve the rate sensitivity balance between our interest-earning assets and liabilities, we have emphasized the origination of loans for investment with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of more closely matching the repricing characteristics of the Bank’s liabilities.

          For further information, see Lending Activities on page 3 and Asset/Liability Management and Market Risk on page 53.

REAL ESTATE INVESTMENT ACTIVITIES

          We also engage in real estate investment activities through DSL Service Company, a wholly owned subsidiary of the Bank. DSL Service Company is a diversified real estate development company established in 1966 as a neighborhood shopping center and residential tract developer. Today, its capabilities include development, construction and property management activities relating to its portfolio of projects in California and Arizona. In addition, DSL Service Company invests in joint ventures with other qualified real estate developers. Its primary revenue sources include net rental income and gains from the sale of real estate investments. Its primary expenses are interest expense and general and administrative expense.

Page 8	Navigation Links

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

          For further information, see Investments in Real Estate and Joint Ventures on page 48.

COMPETITION

          We face competition both in attracting deposits and in making loans. Savings institutions and commercial banks located in our principal market areas, including many large financial institutions based in other parts of the country or their subsidiaries, provide the most direct competition. In addition, we face significant competition for investors’ funds from short-term money market securities and other corporate and government securities. Our ability to attract and retain savings deposits depends, generally, on our ability to provide a rate of return, liquidity, acceptable risk and customer service comparable to that offered by competitors.

          We experience competition for real estate loans principally from other savings institutions, commercial banks, mortgage banking companies and insurance companies. We compete for loans principally through our interest rates and loan fees we charge and our efficiency and quality of services we provide borrowers and real estate brokers.

EMPLOYEES

          At December 31, 2006, we had 1,974 full-time employees and 651 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

REGULATION

General

          Federal and state laws extensively regulate savings and loan holding companies and savings associations. This regulation is intended primarily to protect our depositors and the DIF and is not for the benefit of our stockholders. Below we describe some of the regulations applicable to us, the Bank and DSL Service Company. We do not claim this discussion is complete and qualify our discussion by reference to applicable statutory or regulatory provisions.

Regulation of Downey

General

          We are a savings and loan holding company and are subject to regulatory oversight by the OTS. We are required to register and file reports with the OTS and are regulated and examined by the OTS. The OTS has enforcement authority over us, which also permits the OTS to restrict or prohibit our activities that it determines to be a serious risk to the Bank.

Activities Restrictions

          As a savings and loan holding company with only one savings and loan association subsidiary, we generally are not limited by OTS activity restrictions, provided the Bank satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association in the Internal Revenue Code. If we acquire control of another savings association as a separate subsidiary of Downey, we would become a multiple savings and loan holding company. As a multiple savings and loan holding company, our activities, other than the activities of the Bank, would become subject to restrictions applicable to Bank holding companies under the Bank Holding Company Act unless these other savings associations were acquired in a supervisory acquisition and each also satisfies the qualified thrift lender test or meets the definition of a domestic building and loan association. For more information, see Qualified Thrift Lender Test on page 12.

Page 9	Navigation Links

Restrictions on Acquisitions

          We must obtain approval from the appropriate bank regulatory agencies before acquiring control of any additional insured depository institution. The OTS generally prohibits these types of acquisitions if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, the OTS permits interstate acquisitions and mergers of depository institutions if the transaction is approved by specific state authorization or is a supervisory acquisition of a failing savings association.

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

Regulation of the Bank

General

          The OTS extensively regulates the Bank because the Bank is federally chartered, and the FDIC has certain authority to regulate the Bank as a DIF-insured depository institution. The Bank must ensure that its lending activities and its other investments comply with various statutory and regulatory requirements. The Bank is also regulated by the Federal Reserve with respect to reserve requirements for transaction accounts and non-personal time deposits.

          Changes such as the following in federal or state banking laws or the regulations, policies or guidance of the federal or state banking agencies could have a material adverse effect or competitive impact on our Bank operations:

  In September, 2006, the federal banking agencies issued final guidance on alternative residential mortgage loan products that allow borrowers to defer repayment of principal and sometimes interest, including "interest-only" mortgage loans, and "payment option" adjustable rate mortgage loans where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the incentive interest rate period, (2) recognize that certain nontraditional mortgage loans are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. The Bank is assessing what impact, if any, this new lending guidance will have on its loan underwriting guidelines and disclosures and continues to closely monitor trends in residential housing and lending markets and will make adjustments, as deemed necessary.
Page 10	Navigation Links
  In December 2006, the federal banking agencies finalized guidance for banks and thrifts with high and increasing concentrations of commercial real estate (CRE) lending. The OTS issued separate CRE guidance which provides that OTS institutions actively engaged in CRE lending should implement sound risk management procedures commensurate with the size and risks of their CRE portfolios and establish concentration thresholds for internal reporting and monitoring. The Bank has established such risk management procedures and internal concentration thresholds. The Bank also has sufficient capital appropriate to the risk associated with its CRE concentration.
  Pursuant to the Financial Services Regulatory Relief Act of 2006, the Securities and Exchange Commission ("SEC") and the Federal Reserve Board ("FRB") have released, as Regulation R, joint proposed rules expected to be finalized by midyear to implement exceptions provided for in the Gramm-Leach-Bliley Act ("GLBA") for bank securities activities which banks may conduct without registering with the SEC as securities brokers or moving such activities to a broker-dealer affiliate. The proposed Regulation R "push out" rules exceptions would allow a bank, subject to certain conditions, to continue to conduct securities transactions for customers as part of the bank’s trust and fiduciary, custodial and deposit "sweep" functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer. The proposed rules, if adopted, are not expected to have a material effect on the Bank as it is not involved in securities activities.

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

Federal Home Loan Bank System

          The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB of San Francisco member, we are required to own a certain amount of capital stock in the FHLB of San Francisco. At December 31, 2006, we were in compliance with the stock requirements.

Page 11	Navigation Links

Qualified Thrift Lender Test

          The OTS requires savings associations to meet a qualified thrift lender test. The test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners’ Loan Act or by meeting the definition of a "domestic building and loan association." Qualified thrift investments are primarily residential mortgage loans and related investments, including some mortgage-related securities. The required percentage of investments under the Home Owners’ Loan Act is 65% of assets while the Internal Revenue Code requires investments of 60% of assets. An association must be in compliance with the qualified thrift lender test or the definition of domestic building and loan association on a monthly basis in nine out of every twelve months. Associations failing to meet the qualified thrift lender test are generally allowed only to engage in activities permitted for both national banks and savings associations.

          The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2006, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

Insurance of Deposit Accounts

          The DIF, as administered by the FDIC, insures the Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system during 2006, DIF members paid within a range of 0% to 0.27% of insured domestic deposits. The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The enactment in February 2005, of the Federal Deposit Insurance Reform Act of 2006 ("FDIRA") provided, among other things, changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC issued final regulations, effective January 1, 2007, implementing the provisions of FDIRA and in February 2007 issued for comment guidelines, including business line concentrations and risk of failure and severity of loss in the event of failure, to be used by the FDIC for possibly raising premiums by up to 0.50 basis points for large banks with $10 billion or more in assets. The Bank received a one-time assessment credit that will reduce assessments by the FDIC in 2007.

          The Bank, as a former member of the Savings Association Insurance Fund, also pays, in addition to its normal deposit insurance premium, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2006, this assessment was equal to 0.0124% of insured deposits.

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

          At December 31, 2006, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements. See Regulatory Capital Compliance on page 71.

Page 12	Navigation Links

          The OTS views its capital regulation requirements as minimum standards, and it expects most institutions to maintain capital levels well above the minimum. In addition, OTS regulations provide that the OTS may establish minimum capital levels higher than those specified in the regulations for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others, a savings association:

  has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, risks arising from nontraditional activities, other risks, or a high proportion of off-balance sheet risk;
  is growing, either internally or through acquisitions, at a rate that presents supervisory issues; or
  may be adversely affected by activities or the condition of its holding company, affiliates, subsidiaries or other persons, or savings associations with which it has significant business relationships.

          The Bank is presently not required to meet any such individual minimum regulatory capital requirement.

          The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008. In October 2006, the U.S. federal banking agencies issued a notice of proposed rulemaking for comment to implement Basel II for U.S. banks with certain differences from the international Basel II framework and which would not be fully in effect for U.S. banks until 2012. Further, the U.S. banking agencies propose to retain the minimum leverage requirement and prompt corrective action regulatory standards. In December 2006, the federal banking agencies issued another notice of proposed rulemaking for comment, referred to as Basel IA, that proposed alternative capital requirements for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II. Additional guidance on Basel II issued in February 2007 stated the agencies’ expectation that to determine the extent to which banks should hold capital in excess of regulatory minimum levels, examiners would examine the combined implications of a bank’s compliance with qualification requirements for regulatory risk-based capital standards, the quality and results of the bank’s internal capital adequacy assessment process, and the examiners’ assessment of the bank’s risk profile and capital position. At this time the impact that proposed changes in capital requirements may have on the cost and availability of different types of credit and the potential compliance cost to us of implementing Basel II or Basel IA, as applicable, are uncertain.

Subprime Lending Guidelines

          Subprime lending involves extending credit to individuals with weakened credit histories. As a result of a number of federally insured financial institutions extending their lending risk selection standards to attract lower credit quality borrowers due to their loans having higher interest rates and fees, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending in 2001.

          The guidelines consider subprime lending a high-risk activity that is unsafe and unsound if the risks are not properly controlled. The guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that have:

  subprime assets equal to 25% or higher of Tier 1 capital, or subprime portfolios experiencing rapid growth or adverse performance trends, are administered by inexperienced management, or have inadequate or weak controls.

          Our subprime portfolio, pursuant to our definition, represented 58% of Tier 1 capital as of year-end 2006. We are required by the OTS to risk weight our subprime residential loans at a 75% risk weighting. This change increases the required regulatory capital associated with our subprime loans by one and one-half times that of prime residential loans.

Prompt Corrective Action

          The OTS’s prompt corrective action regulation requires the OTS to take mandatory actions and authorizes the OTS to take discretionary actions against a savings association that falls within any undercapitalized capital category specified in the regulation.

Page 13	Navigation Links

          The regulation establishes five categories of capital classification:

  "well capitalized;"
  "adequately capitalized;"
  "undercapitalized;"
  "significantly undercapitalized;" and
  "critically undercapitalized."

          The OTS regulation uses an institution’s risk-based capital, core capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2006, the Bank’s capital ratios exceed these minimum percentage requirements for well capitalized institutions.

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

          Savings associations are additionally authorized by order of the Director of OTS to make loans to one borrower in an amount not to exceed the lesser of $30 million or 30% of unimpaired capital and surplus to develop residential housing, provided:

  the savings association is in compliance with its capital requirements; and
  the loans comply with applicable loan-to-value requirements.

          At December 31, 2006, the Bank’s loans-to-one-borrower limit was $234 million based on the 15% of unimpaired capital and surplus measurement, or $390 million for loans secured by readily marketable collateral. The Bank’s largest lending relationship consisted of one loan to a non-related party totaling a commitment of $69 million, of which $55 million had been disbursed as of December 31, 2006.

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

Page 14	Navigation Links

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

          The Bank also is subject to certain restrictions imposed by the Federal Reserve Act and FRB Regulation W as well as the Home Owners’ Loan Act, on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. Some entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies and investment companies whereby the Bank or its affiliate serves as investment advisor. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See Prompt Corrective Action on page 13. Under the Home Owners’ Loan Act, no loan or other extension of credit may be made to an affiliate unless that affiliate is engaged only in activities permissible for a bank holding company, and no savings association may purchase or invest in securities issued by an affiliate other than with respect to shares of a subsidiary.

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

          Any other situation would require a savings association to file an application with the OTS. The OTS may disapprove an application or notice if the proposed capital distribution would:

  make the savings association undercapitalized, significantly undercapitalized or critically undercapitalized;
  raise safety or soundness concerns; or
  violate a statute, regulation or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS approved application or notice.

          As of December 31, 2006, the Bank’s capital distributions have met the foregoing conditions.

USA PATRIOT Act of 2001

          The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws.

Page 15	Navigation Links

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

          The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for us and the Bank.

Consumer Protection Laws and Regulations

          Examination and enforcement by bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below. We and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

          Regulations and banking agency guidelines aimed at curbing predatory lending significantly widen the pool of high-cost home-secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

          Privacy Policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

  initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to nonaffiliated third parties and affiliates;
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

Page 16	Navigation Links

          The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, the financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years. The agencies have also proposed guidelines required by the FACT Act for financial institutions and creditors which require financial institutions to identify patterns, practices and specific forms of activity, known as "Red Flags," that indicate the possible existence of identity theft and require financial institutions to establish reasonable policies and procedures for implementing these guidelines.

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

          The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In November 2006, the OTS issued a notice of proposed rulemaking to amend its CRA regulations in certain areas to align its CRA rule with the rule adopted by the other federal banking agencies. The agencies use the CRA assessment to rate the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." In its last examination for CRA compliance, as of December 2004, the Bank was rated "satisfactory."

          The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. In 2004, the FRB amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. This expanded reporting is being reviewed by federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank will raise material issues regarding the Bank’s compliance with the fair lending laws.

Page 17	Navigation Links

          The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

          The National Flood Insurance Act, or NFIA, requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance. Hurricane Katrina focused awareness on this requirement. Lenders are required to provide notice to borrowers of special flood hazard areas and require such coverage before making, increasing, extending or renewing such loans. Financial institutions which demonstrate a pattern and practice of lax compliance are subject to the issuance of cease and desist orders and the imposition of per loan civil money penalties, up to a maximum fine which currently is $125,000. Fine payments are remitted to the Federal Emergency Management Agency for deposit into the National Flood Mitigation Fund.

           Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the HOEPA, privacy laws and regulations, the FACT Act, Check 21, ECOA, TILA, FH Act, CRA, HMDA, RESPA and NFIA generally, the Bank may incur additional compliance costs or be required to expend additional funds for CRA investments.

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

Page 18	Navigation Links

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

          The Bank and its affiliates file a consolidated federal income tax return on a calendar-year basis.

State

          The Bank uses California’s financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2006 and 2005.

          The Bank files a California franchise tax return on a combined reporting basis. Additional income and franchise tax returns are filed in various other states.

          The Internal Revenue Service and state taxing authorities have examined the Bank’s tax returns for all tax years through 2003. Management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

Page 19	Navigation Links

ITEM 1A. RISK FACTORS

          In addition to the other information contained in this annual report, the following risks may affect us. If any of these risks occur, our business, financial condition, results of operations, cash flows and prospects could be adversely effected.

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
  the value of assets and collateral associated with our existing loans may decline; and
  the borrowers ability to repay their loans may diminish.

          In view of the concentration of our operations and the collateral securing our loan portfolio in California, we may be particularly susceptible to the effects from any of these consequences, which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

          A substantial portion of our income is derived from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of different basis and frequency in the repricing and maturities of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Changes in interest rates also affect the value of our recorded MSRs on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and other income and, in turn, our profitability. At December 31, 2006, our balance sheet was asset sensitive and, as a result, our net interest margin will tend to expand in a rising interest rate environment and contract in a declining interest rate environment. For additional information, see Asset/Liability Management and Market Risk on page 53. In addition, loan origination volumes and loan repayment rates are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations and declining repayment rates, while falling interest rates are usually associated with higher loan originations and increasing repayment rates. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared with the pace of increases in loan rates. Accordingly, changes in levels of market interest rates could adversely affect our net interest spread, other income, loan origination volume, business, financial condition, results of operations, cash flows and prospects.

Page 20	Navigation Links

          The types of loans in our portfolio have a higher degree of risk, and a downturn in our real estate markets could adversely affect our business.

          A downturn in our real estate markets could adversely affect our business. As of December 31, 2006, virtually all of the value of our loan portfolio consisted of loans collateralized by various types of real estate, of which 82% were subject to negative amortization. A negative amortization loan is one in which accrued interest exceeding the required monthly loan payment is added to loan principal. If a loan incurs significant negative amortization, the loan-to-value ratio could rise, which increases the Bank’s credit risk exposure and its susceptibility to a downturn in our real estate markets. For further information regarding loans subject to negative amortization and their contractual terms, see Residential Real Estate Lending on page 3.

          Real estate values and real estate markets are generally affected by changes in national, regional and local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, acts of nature and civil unrest. Most of our real estate collateral is located in California. If California real estate prices decline significantly, the value of real estate collateral securing our loans will be reduced and provide less security. Our ability to recover our investment on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values could also be affected by, among other things, earthquakes and natural disasters particular to California. Any such downturn could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We are exposed to credit risk with respect to underwriting guidelines related to income and asset verifications that could adversely affect our business.

           Our business could be hurt by a downturn in real estate markets from a concentration of loan products offered associated with particular underwriting guidelines related to income and asset verifications. At December 31, 2006, approximately 80% of our residential one-to-four unit loans held for investment were originated based on income as stated by the borrower and asset verification, while an additional 9% were underwritten with no verification of either borrower income or assets. To the extent borrowers overstated their income and/or assets, the ability of borrowers to repay their loans may be impaired, which could adversely affect the quality of our loan portfolio, business, financial condition, results of operations, cash flows and prospects. For further information regarding credit risk in our residential one-to-four unit investment loan portfolio, see Loans and Mortgage-Backed Securities on page 41.

          We are subject to extensive government regulation. These regulations may hamper our ability to increase our assets and earnings.

          Our operations and those of the Bank are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. In particular, we are assessing the final guidance given in September 2006 by federal banking agencies on alternative residential mortgage products, which may hamper our ability to increase our assets and earnings. The guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. We cannot assure you that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, financial condition, results of operations or cash flows and prospects.

Page 21	Navigation Links

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

          Our allowance for credit losses or loan sale indemnification reserve may not be adequate to cover actual losses.

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

          As with most lending institutions, we maintain an allowance for credit losses to provide for defaults and non-performance. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for credit losses reflects our estimate of the probable losses in our portfolio of loans and loan-related commitments at the relevant balance sheet date. Our allowance for credit losses is based on prior experience as well as an evaluation of the known risks in the current portfolio, composition and growth of the portfolio and economic factors. The determination of an appropriate level of credit loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans, loan-related commitments and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We sell loans to outside investors that are subject to repurchase risk in the event of breaches of representations or warranties we make in connection with the sales. While we establish secondary marketing reserves in connection with such sales, we cannot be sure that the amount reserved is sufficient to cover all potential losses that may result from such repurchases. Significant loan or servicing sale repurchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We are dependent on key personnel and the loss of one or more of those key personnel may adversely affect our business.

          Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and expertise in, the banking industry.

Page 22	Navigation Links

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

          We rely on communications, information, operating and financial control systems technology from internal sources as well as third-party service providers, and we may suffer an interruption in those systems that may result in lost business and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

          We rely on internal sources as well as third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, accounting, deposit, loan servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. If we or any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We face strong competition from financial services companies and other companies that offer banking services which could adversely affect our business.

          We conduct most of our operations in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our geographic service areas. These competitors include a variety of financial institutions such as banks, savings and loan associations, mortgage banks, finance companies, brokerage firms, insurance companies, credit unions and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates offered on loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

          Negative public opinion could adversely affect our business.

          Negative public opinion, inherent in business, can adversely affect our earnings and capital. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including practices in our loan origination, loan servicing and retail banking operations; our management of conflicts of interest and ethical issues; and our protection of confidential customer information. Our ability to keep and attract customers can be affected by negative public opinion and expose us to litigation and regulatory action. If we are unable to attract and retain customers, we may be unable to maintain loan and deposit levels and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

Page 23	Navigation Links

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

          Changes in the ability of the Bank to pay dividends to the holding company may adversely affect our ability to pay dividends and service our debt.

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

          At December 31, 2006, we had 168 branches throughout California and four in Arizona. We owned the building and land occupied by 63 of our branches. We also owned one branch building on leased land, one branch building under construction and one land pad designated for a future branch on which construction has not yet begun. We operate branches in 108 locations (including 91 in-store locations) with leases or licenses expiring at various dates through April 2015, with options to extend the terms.

Page 24	Navigation Links

          At December 31, 2006, the net book value of our owned branches, including the one on leased land, totaled $82 million, our leased branch offices totaled $2 million and our other properties totaled $6 million. The net book value of our furniture and fixtures was $13 million at December 31, 2006. We utilize a mainframe computer system and use various internally developed and third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $11 million at December 31, 2006.

          For additional information regarding our offices and equipment, see Note 1 on page 83 and Note 8 on page 98 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff sought class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. On December 4, 2006, the parties agreed to settle the lawsuit and in December 2006 the court preliminarily approved the settlement. Final approval by the court is anticipated in April 2007. Based upon the proposed settlement, management has adjusted its reserve for this matter and believes it constitutes a reasonable estimate of the loss of exposure. Management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled “Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid regular and overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at any time during the four years prior to October 29, 2004. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to stockholders during the fourth quarter of 2006.

Page 25	Navigation Links

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "DSL." At February 28, 2007, we had approximately ___ stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,853,783 outstanding shares of common stock.

          The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

	2006				2005

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$74.93	$71.28	$75.56	$70.19	$69.22	$80.51	$76.45	$64.86
Low	66.04	59.84	65.09	60.62	55.71	60.39	57.72	52.84
End of period	72.58	66.54	67.85	67.30	68.39	60.90	73.20	61.53

          During 2006 as well as 2005, we paid quarterly cash dividends of $0.10 per share, or $0.40 per share annually. Total cash dividends were $11.1 million in both 2006 and 2005. On February 26, 2007, we paid a $0.12 per share quarterly cash dividend, 20% above the previous cash dividend paid, totaling $3.3 million.

          We may pay additional dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors’ policy is to consider the declaration of dividends on a quarterly basis.

          The payment of dividends by the Bank to Downey is subject to OTS regulations. For further information regarding these regulations, see Capital Distribution Limitations on page 15.

Page 26	Navigation Links

PERFOMANCE GRAPH

          The table below compares the common stock performance of Downey with that of the S&P 500 composite index and the selected Peer Group. The selected Peer Group is SNL Financial’s Western Thrift Index for 18 publicly traded savings institution holding companies. The following table assumes $100 invested on December 31, 2001 in Downey, the S&P 500 and equally in the companies in the Peer Group, and assumes reinvestment of dividends on a daily basis.

Comparison of 5-year Cumulative Total Return
Downey, S&P 500 Index and Peer Group

250
200
150
100
50
2001
2002
2003
2004
2005
2006
Downey
S&P500
Peer Group

	2001	2002	2003	2004	2005	2006

Downey	$100.00	$95.32	$121.51	$141.57	$170.89	$182.45
S&P 500	100.00	77.90	100.24	111.14	116.59	135.00
Peer Group	100.00	113.46	149.09	171.10	185.95	213.98

Page 27	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2006	2005	2004	2003	2002

Income statement data
Total interest income	$1,133,805	$862,849	$594,075	$542,524	$652,715
Total interest expense	615,128	426,476	249,823	233,837	318,012

Net interest income	518,677	436,373	344,252	308,687	334,703
Provision for (reduction of) credit losses	26,604	2,263	2,895	(3,718)	939

Net interest income after provision for
(reduction of) credit losses	492,073	434,110	341,357	312,405	333,764

Other income, net:
Loan and deposit related fees	36,151	36,496	34,174	33,002	27,543
Real estate and joint ventures held for investment, net	10,953	6,734	13,902	9,835	10,250
Secondary marketing activities:
Loan servicing income (loss), net	(594)	2,059	(19,225)	(27,060)	(39,629)
Net gains on sales of loans and mortgage-backed
securities	43,615	119,961	54,443	61,436	45,860
Net gains on sales of mortgage servicing rights	-	1,000	616	23	331
Net losses on trading securities	-	-	-	(10,449)	-
Net gains (losses) on sales of investment securities	-	28	(16,103)	8	219
Litigation award	2,233	1,767	-	2,851	-
Loss on extinguishment of debt	-	-	(4,111)	-	-
Other	785	1,887	1,324	1,222	2,803

Total other income, net	93,143	169,932	65,020	70,868	47,377

Operating expense:
General and administrative expense	242,955	233,647	229,766	207,999	186,644
Net operation of real estate acquired in settlement of
loans	250	(96)	(256)	(929)	11

Total operating expense	243,205	233,551	229,510	207,070	186,655
Net income	$205,174	$217,434	$107,662	$101,741	$112,293

Per share data
Earnings per share—Basic	$7.37	$7.80	$3.86	$3.64	$3.99
Earnings per share—Diluted	7.36	7.80	3.85	3.64	3.99
Book value per share at end of period	50.35	43.38	36.18	32.83	29.47
Stock price at end of period	72.58	68.39	57.00	49.30	39.00
Cash dividends declared and paid	0.40	0.40	0.40	0.36	0.36

Selected financial ratios
Effective interest rate spread	3.09%	2.69%	2.54%	2.79%	3.09%
Efficiency ratio (a)	40.58	39.08	57.52	56.70	50.23
Return on average assets	1.19	1.31	0.77	0.89	1.00
Return on average equity	15.80	19.56	11.37	11.65	14.42
Dividend payout ratio	5.43	5.12	10.38	9.88	9.02

Loan activity
Loans originated	$7,803,175	$14,982,492	$15,399,403	$10,548,675	$10,445,978
Loans and mortgage-backed securities purchased	25,857	119,432	305,477	706,949	1,497,645
Loans and mortgage-backed securities sold	3,521,410	8,327,799	6,886,502	6,581,856	7,103,861

(a) The amount of general and administrative expense expressed as a percentage of net interest income plus other income, excluding income associated with real estate held for investment, loss on extinguishment of debt and litigation award.

Page 28	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

(Dollars in Thousands, Except Per Share Data)	2006	2005	2004	2003	2002

Balance sheet summary (end of period)
Total assets	$16,209,389	$17,095,663	$15,650,179	$11,646,999	$11,983,118
Loans and mortgage-backed securities	14,170,750	15,821,923	14,544,149	10,397,529	10,978,182
Investments, cash and cash equivalents	1,710,995	816,709	616,511	803,514	590,092
Deposits	11,784,869	11,876,848	9,657,978	8,293,758	9,238,350
Borrowings	2,809,016	3,755,602	4,757,546	2,253,022	1,747,795
Stockholders’ equity	1,402,457	1,208,219	1,007,651	917,018	823,104
Loans serviced for others	5,908,233	5,292,253	6,672,984	9,313,948	8,316,236

Average balance sheet data
Assets	$17,239,397	$16,641,119	$13,971,819	$11,458,956	$11,234,112
Loans	15,688,297	15,461,684	12,791,590	10,445,684	10,336,951
Deposits	11,962,834	10,995,933	9,097,861	8,787,851	8,768,204
Stockholders’ equity	1,298,823	1,111,644	947,153	873,051	778,463

Capital ratios
Average stockholders’ equity to average assets	7.53%	6.68%	6.78%	7.62%	6.93%
Bank only—end of period: (a)
Tangible and core capital	8.82	7.64	7.09	7.96	6.92
Risk-based capital	17.89	14.93	13.71	15.55	14.08

Selected asset quality data (end of period)
Total non-performing assets	$110,362	$35,221	$34,189	$48,631	$79,814
Non-performing assets as a percentage of total assets	0.68%	0.21%	0.22%	0.42%	0.67%
Allowance for loan losses:
Amount	$60,943	$34,601	$33,343	$29,311	$33,759
As a percentage of non-accrual loans	59.84%	100.84%	105.40%	68.44%	50.05%

(a) For more information regarding these ratios, see Regulatory Capital Compliance on page 12.

Page 29	Navigation Links

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation and factors, identified under Item 1A. Risk Factors on page 20. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

OVERVIEW

          Our net income for 2006 totaled $205.2 million or $7.36 per share on a diluted basis, down 5.6% from the record $217.4 million or $7.80 per share in 2005.

          The decline in net income between years was primarily due to:

  A $76.3 million decrease in net gains on sales of loans and mortgage-backed securities, primarily due to a lower volume of loans sold and, to a lesser extent, a lower gain per dollar of loan sold;
  A $24.3 million increase in provision for credit losses; and
  A $9.3 million or 4.0% increase in general and administrative expense.

Those unfavorable items were partially offset by:

  A $82.3 million or 18.9% increase in net interest income, primarily due to a higher effective interest rate spread of 3.09% compared with 2.69% in 2005; and
  A $4.2 million increase in income from real estate held for investment, primarily due to higher gains on sales.

          For 2006, our return on average assets was 1.19% and our return on average equity was 15.80%. These compare to our 2005 returns of 1.31% on average assets and 19.56% on average equity.

          At December 31, 2006, assets totaled $16.209 billion, down $886 million or 5.2% from year-end 2005, following a 9.2% increase during 2005. The decline was primarily in loans held for investment as payoffs outpaced originations, partially offset by an increase in securities available for sale. Included within loans held for investment at year end were $11.200 billion of one-to-four unit adjustable rate mortgage loans subject to negative amortization. These loans comprised 85% of the one-to-four unit residential portfolio at year end, compared with 91% a year ago. The amount of negative amortization included in loan balances increased $187 million during 2005 to $320 million or 2.86% of loans subject to negative amortization. At origination, these loans had a weighted average loan-to-value ratio of 73%. During the year, approximately 27% of loan interest income represented negative amortization, up from both 16% in the previous year and 4% in 2004.

          Loan originations (including purchases) totaled $7.829 billion in 2006, down $7.273 billion or 48.2% from $15.102 billion originated in 2005. Loans originated for sale declined $4.240 billion or 55.0% to $3.476 billion, while single family loans originated for portfolio declined $2.913 billion or 41.1% to $4.168 billion. In addition to single family loans, $185 million of other loans were originated during 2006.

          Deposits totaled $11.785 billion at December 31, 2006, down 0.8% from year-end 2005. At year end, the number of branches totaled 172 (168 in California and four in Arizona), down one branch from December 31, 2005. During the year, one traditional branch opened while a net two in-store branches closed due to the closure of the stores in which they were located. At year end, the average deposit size of our 81 traditional branches was $115 million, while the average deposit size of our 91 in-store branches was $27 million. Borrowings declined $947 million or 25.2 % during 2006 to a year-end level of $2.809 billion or 17.3% of total assets.

Page 30	Navigation Links

          Non-performing assets increased during the year by $75 million to $110 million and represented 0.68% of total assets, compared with 0.21% at year-end 2005. The increase was mainly in our single family one-to-four unit loans, but also included an $11 million land loan to develop residential lots. While this loan is deemed collateral dependent and value impaired, no significant loss is anticipated at this time.

          At December 31, 2006, the Bank exceeded all regulatory capital requirements, with capital-to-asset ratios of 8.82% for both tangible and core capital and 17.89% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Insurance of Deposit Accounts on page 12, Investments in Real Estate and Joint Ventures on page 48 and Regulatory Capital Compliance on page 71.

Critical Accounting Policies

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements beginning on page 83. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the future carrying value of assets and liabilities and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most judicious estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At December 31, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $197 million, with a change in fair value resulting in a loss of $0.7 million, compared with a notional amount of interest rate lock commitments of $285 million with a change in fair value resulting in a loss of $0.1 million at December 31, 2005. For further information, see Note 1 on page 83 and Note 21 on page 110 of Notes to the Consolidated Financial Statements.

Page 31	Navigation Links
  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities, and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios at the balance sheet date. On March 31, 2006, we reclassified to accounts payable and accrued liabilities our allowance for loan-related commitments which was previously included with the allowance for loan losses. We use an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit and real estate losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally determine the allowance for credit losses related to loans under $5 million through a statistical analysis of the expected performance of each loan based on historic trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. The allowance for credit and real estate losses totaled $62 million at December 31, 2006, compared with $36 million at December 31, 2005. For further information, see Allowance for Credit and Real Estate Losses on page 63 and Note 5 on page 93 and Note 6 on page 96 of Notes to the Consolidated Financial Statements.
  The valuation of mortgage servicing rights ("MSRs"). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgage loans. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss), net. During the first quarter of 2006, the coupon rate strata was reduced, which did not have a significant impact on the valuation allowance. At both December 31, 2006 and 2005, the MSR valuation allowance totaled less than $1 million. For further information, see Note 1 on page 83 and Note 10 on page 99 of Notes to the Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and of MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These loans and MSR sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. The reserve was less than $1 million at both December 31, 2006 and 2005. For further information, see Secondary Marketing Activities on page 37, Note 1 on page 83 and Note 10 on page 99 of Notes to the Consolidated Financial Statements.

Page 32	Navigation Links

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

          Our net interest income totaled $518.7 million in 2006, up $82.3 million or 18.9% from 2005 and $174.4 million or 50.7% from 2004. The improvement during 2006 reflected a higher effective interest rate spread and higher average interest-earning assets, which increased by $578 million or 3.6% to $16.8 billion. Our effective interest rate spread averaged 3.09% in 2006, up 0.40% from 2005 and 0.55% from 2004. The increase in the effective interest rate spread between 2006 and 2005 was primarily the result of two factors. First, interest-earning assets in the current year were funded with a higher proportion of interest free funds (the excess of interest-earning assets over interest-bearing deposits and borrowings), and the value of those funds was worth more due to the higher interest rate levels prevalent in the current year. Second, loan prepayment fees covered a higher proportion of the deferred loan costs that were written-off as a result of payoffs.

          The following table presents for the years indicated the total dollar amount of:

  interest income from average interest-earning assets and resultant yields; and
  interest expense on average interest-bearing liabilities and resultant costs, expressed as rates.

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

Page 33	Navigation Links

	2006			2005			2004

			Average			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average		Yield/
(Dollars in Thousands)	Balance		Rate	Balance		Rate	Balance	Interest	Rate

Interest-earning assets:
Loans:
Loan prepayment fees		$101,219	0.64%		$70,849	0.46%		$23,608	0.18%
Write-off of deferred costs and
premiums from loan payoffs		(102,204)	(0.65)		(80,243)	(0.52)		(41,547)	(0.32)
All other		1,081,776	6.90		842,934	5.45		584,442	4.57

Total loans	$15,688,297	$1,080,791	6.89%	$15,461,684	$833,540	5.39%	$12,791,590	$566,503	4.43%
Mortgage-backed securities	264	13	5.17	291	12	4.12	322	12	3.73
Investment securities (a)	1,113,878	53,001	4.76	762,131	29,297	3.84	770,190	27,560	3.58

Total interest-earning assets	16,802,439	1,133,805	6.75	16,224,106	862,849	5.32	13,562,102	594,075	4.38
Non-interest-earning assets	436,958			417,013			409,717

Total assets	$17,239,397			$16,641,119			$13,971,819

Transaction accounts:
Non-interest-bearing checking	$746,401	$-	-%	$748,273	$-	-%	$503,432	$-	-%
Interest-bearing checking (b)	499,978	1,718	0.34	530,112	1,886	0.36	537,295	2,007	0.37
Money market	156,629	1,632	1.04	160,550	1,679	1.05	146,806	1,539	1.05
Regular passbook	1,503,867	15,082	1.00	2,221,129	23,732	1.07	3,528,345	38,458	1.09

Total transaction accounts	2,906,875	18,432	0.63	3,660,064	27,297	0.75	4,715,878	42,004	0.89
Certificates of deposit	9,055,959	399,158	4.41	7,335,869	242,765	3.31	4,381,983	110,254	2.52

Total deposits	11,962,834	417,590	3.49	10,995,933	270,062	2.46	9,097,861	152,258	1.67
FHLB advances and other borrowings (c)	3,457,357	184,343	5.33	4,087,217	143,230	3.50	3,555,454	83,651	2.35
Senior notes and junior subordinated
debentures (d)	198,178	13,195	6.66	198,009	13,184	6.66	172,571	13,914	8.06

Total deposits and borrowings	15,618,369	615,128	3.94	15,281,159	426,476	2.79	12,825,886	249,823	1.95
Other liabilities	322,205			248,316			198,780
Stockholders’ equity	1,298,823			1,111,644			947,153

Total liabilities and stockholders’ equity	$17,239,397			$16,641,119			$13,971,819

Net interest income/interest rate spread		$518,677	2.81%		$436,373	2.53%		$344,252	2.43%
Excess of interest-earning assets over
deposits and borrowings	$1,184,070			$942,947			$736,216
Effective interest rate spread			3.09			2.69			2.54

(a) Yields for securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
(b) Included amounts swept into money market deposit accounts.
(c) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month London Inter-Bank Offered Rate ("LIBOR") variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(d) In June 2004, we issued $200 million of 6.5% 10-year senior notes. In July 2004, we redeemed our junior subordinated debentures before their maturity.

Page 34	Navigation Links

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

  changes in volume: changes in volume multiplied by comparative period rate;
  changes in rate: changes in rate multiplied by comparative period volume; and
  changes in rate/volume: changes in rate multiplied by changes in volume.

Interest-earning asset and interest-bearing liability balances used in the calculations represent annual average balances computed using the average of each month’s daily average balance during the years indicated.

	2006 Versus 2005				2005 Versus 2004
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$12,217	$231,639	$3,395	$247,251	$118,251	$123,092	$25,694	$267,037
Mortgage-backed securities	-	1	-	1	(1)	1	-	-
Investment securities	13,522	6,967	3,215	23,704	(288)	2,046	(21)	1,737

Change in interest income	25,739	238,607	6,610	270,956	117,962	125,139	25,673	268,774

Interest expense:
Transaction accounts:
Interest-bearing checking	(108)	(64)	4	(168)	(27)	(95)	1	(121)
Money market	(41)	(6)	-	(47)	140	-	-	140
Regular passbook	(7,663)	(1,457)	470	(8,650)	(14,248)	(759)	281	(14,726)

Total transaction accounts	(7,812)	(1,527)	474	(8,865)	(14,135)	(854)	282	(14,707)
Certificates of deposit	56,923	80,577	18,893	156,393	74,322	34,758	23,431	132,511

Total interest-bearing deposits	49,111	79,050	19,367	147,528	60,187	33,904	23,713	117,804
FHLB advances and other
borrowings	(22,071)	74,695	(11,511)	41,113	12,246	40,872	6,461	59,579
Senior notes and junior
subordinated debentures	11	-	-	11	2,059	(2,431)	(358)	(730)

Change in interest expense	27,051	153,745	7,856	188,652	74,492	72,345	29,816	176,653

Change in net interest income	$(1,312)	$84,862	$(1,246)	$82,304	$43,470	$52,794	$(4,143)	$92,121

Provision for Credit Losses

          During 2006, provision for credit losses totaled $26.6 million, compared with $2.3 million in 2005 and $2.9 million in 2004. During 2006, unsold housing inventory increased, home prices declined, negative amortization balances increased and loan defaults rose. These trends are typically leading indicators of increased losses inherent in the portfolio but as yet not explicitly identified and quantified. As a result, an increase in the allowance for credit losses was deemed appropriate. The prior year provision for credit losses was primarily due to increased credit risk associated with growth in our loan portfolio.

          For further information, see Allowance for Credit Real Estate Losses on page 63.

Other Income

          Our total other income was $93.1 million in 2006, down $76.8 million or 45.2% from $169.9 million in 2005 but up $28.1 million from 2004. The decline from 2005 primarily reflected:

  a $76.3 million decrease in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold and, to a lesser extent, a lower gain per dollar of loan sold; and
  a $2.7 million unfavorable change in loan servicing activities due primarily to increases in payoff and curtailment interest losses and an unfavorable change in the MSR valuations.

Page 35	Navigation Links

Those favorable items were partially offset by a $4.2 million increase in income from real estate and joint ventures held for investment due primarily to higher gains from sales.

          Total other income increased $104.9 million during 2005 due primarily to a $65.5 million increase in net gains on sales of loans and mortgage-backed securities due to a higher volume of loans sold and a higher gain per dollar of loan sold; $21.3 million improvement in loan servicing activities due primarily to a favorable change in MSR valuations; a $16.1 million favorable change in investment securities gains/losses, as 2004 included a loss associated with a partial economic hedge against value changes in MSRs; and a $4.1 million favorable change in loss on extinguishment of debt, as 2004 included the recognition of deferred issuance costs associated with the early redemption of junior subordinated debentures. Those favorable items were partially offset by a $7.2 million decline in income from real estate and joint ventures held for investment due primarily to lower gains from sales.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $36.2 million in 2006, down $0.3 million from 2005, but up $2.0 million from 2004. During 2006, our loan related fees declined $1.6 million or 29.5% due to lower loan originations, while our deposit related fees increased $1.3 million or 4.2%, due primarily to higher fees from our checking accounts. The increase in checking account fees was partially offset by lower automated teller machine fees as we removed over 200 stand alone automated teller machines located in certain grocery stores in the fourth quarter of 2005.

          The following table presents a breakdown of loan and deposit related fees during the years indicated.

(In Thousands)	2006	2005	2004

Loan related fees	$3,894	$5,525	$5,785
Deposit related fees:
Automated teller machine fees	9,324	10,588	9,503
Other fees	22,933	20,383	18,886

Total loan and deposit related fees	$36,151	$36,496	$34,174

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $11.0 million in 2006, up $4.2 million from 2005, but down $2.9 million from 2004. The current year increase was primarily attributed to a $7.6 million increase in gains on sales to $10.6 million (increases of $2.6 million in gains from sales of wholly owned real estate and $5.0 million in gains related to joint venture projects reported within equity in net income from joint ventures). The increase in gains from sales was partially offset by an unfavorable change in reduction of losses on real estate and joint ventures, as the prior year included a recapture of $1.3 million.

          The table below sets forth the key components comprising our income from real estate and joint venture operations during the years indicated.

(In Thousands)	2006	2005	2004

Net rental operations	$871	$1,342	$1,014
Net gains on sales of wholly owned real estate	3,051	477	5,657
Equity in net income from joint ventures	7,031	3,582	7,231
Reduction of losses on real estate and joint ventures	-	1,333	-

Total income from real estate and joint ventures held for investment, net	$10,953	$6,734	$13,902

          For additional information, see Investments in Real Estate and Joint Ventures on page 48, Allowance for Credit and Real Estate Losses on page 63 and Note 6 of Notes to Consolidated Financial Statements on page 96.

Page 36	Navigation Links

Secondary Marketing Activities

          A loss of $0.6 million was recorded from our loan servicing activities in 2006, compared with income of $2.1 million in 2005 and a loss of $19.2 million in 2004. The primary reason for the $2.7 million unfavorable change from 2005 was the current year included payoff and curtailment interest costs of $2.5 million, compared with $1.0 million in 2005 and a provision for impairment of MSRs of $0.1 million, compared with a recapture of impairment for MSRs of $1.2 million in 2005. At December 31, 2006, loans we serviced with capitalized MSRs totaled $2.4 billion, virtually unchanged from December 31, 2005, but up from $2.1 billion at December 31, 2004. In addition to the loans we serviced for others with capitalized MSRs, we serviced $3.5 billion of loans at December 31, 2006 on a sub-servicing basis for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month from the owner of the MSRs.

          The following table presents a breakdown of the components of our loan servicing income (loss) for the years indicated.

(In Thousands)	2006	2005	2004

Net cash servicing fees	$6,370	$7,091	$20,945
Payoff and curtailment interest cost (a)	(2,533)	(1,047)	(5,631)
Amortization of mortgage servicing rights	(4,370)	(5,156)	(17,789)
(Provision for) reduction of impairment of mortgage servicing rights	(61)	1,171	(16,750)

Total loan servicing income (loss), net	$(594)	$2,059	$(19,225)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing activities do not include the benefit of the use of total loan repayments to increase net interest income.

          Sales of loans and mortgage-backed securities we originated declined in 2006 to $3.5 billion, from $8.3 billion in 2005 and $6.9 billion in 2004. Net gains associated with these sales totaled $43.6 million in 2006, down from $120.0 million in 2005 and $54.4 million in 2004. Included in these gains was the SFAS 133 impact of valuing derivatives associated with the sale of loans, for which we recorded a loss of $1.1 million in 2006, compared with a gain of $3.6 million in 2005 and a loss of $2.4 million in 2004. Excluding the SFAS 133 impact, a gain of $44.7 million or 1.27% of loans sold was realized in 2006, down from 1.40% in 2005, but up from 0.82% in 2004. Net gains included capitalized MSRs of $5.3 million in 2006, compared with $6.4 million in 2005 and $32.0 million in 2004.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the years indicated.

(In Thousands)	2006	2005	2004

Mortgage servicing rights	$5,266	$6,424	$31,991
All other components excluding SFAS 133	39,457	109,925	24,817
SFAS 133	(1,108)	3,612	(2,365)

Total net gains on sales of loans and mortgage-backed securities	$43,615	$119,961	$54,443

Secondary marketing gain excluding SFAS 133 as a percentage of
associated sales	1.27%	1.40%	0.82%

          For additional information concerning MSRs, see Note 10 of Notes to Consolidated Financial Statements on page 99.

Securities Available for Sale

          We had no sales of investment securities in 2006, compared with gains from sales of less than $1 million in 2005 and a loss of $16.1 million in 2004 when we purchased and sold securities as a partial economic hedge against value changes in our MSRs. These securities were classified as available for sale. No securities were held as a partial economic hedge during or at year-end 2006.

Page 37	Navigation Links

Operating Expense

          Our operating expense totaled $243.2 million in 2006, an increase of 4.1% from $233.6 million in 2005 and an increase of 6.0% from $229.5 million in 2004. The current year increase was due to higher general and administrative expense, which increased by $9.3 million or 4.0%. Most major categories of general and administrative expense increased except for the other expense category, which declined primarily due to two special items. The current year included a reversal of a litigation reserve established in prior periods due to the successful outcome of a legal matter involving real estate investment activities, while 2005 included a contribution to the American Red Cross to help victims of Hurricane Katrina. Excluding the impact of these two items, our operating expense would have increased 5.0% in 2006.

          The following table presents a breakdown of key components comprising operating expense during the years indicated.

(In Thousands)	2006	2005	2004

Salaries and related costs	$161,060	$153,749	$148,221
Premises and equipment costs	34,959	32,271	33,980
Advertising expense	6,227	6,068	5,525
Deposit insurance premiums and regulatory assessments	6,439	3,795	3,151
Professional fees	1,793	1,208	1,828
Other general and administrative expense	32,477	36,556	37,061

Total general and administrative expense	242,955	233,647	229,766
Net operation of real estate acquired in settlement of loans	250	(96)	(256)

Total operating expense	$243,205	$233,551	$229,510

Provision for Income Taxes

          Our effective tax rate was 40.0% for 2006, compared with 41.3% for 2005 and 39.1% for 2004. The effective tax rates reflect reductions to federal tax expense from the settlement of prior year tax returns of $3.2 million for 2006 and 2005, and $5.6 million for 2004. In addition, the rate for 2006 reflected a $3.8 million decline in the income tax reserves related to management’s favorable assessment of our income tax exposure. See Note 1 on page 83 and Note 17 on page 104 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For a description of these business segments and the relevant accounting policies, see Item 1. Business on page 1 and Note 1 on page 83 and Note 23 on page 117 of Notes to Consolidated Financial Statements.

          The following table presents by business segment our net income for the years indicated.

(In Thousands)	2006	2005	2004

Banking net income	$196,867	$213,883	$99,478
Real estate investment net income	8,307	3,551	8,184

Total net income	$205,174	$217,434	$107,662

Page 38	Navigation Links

Banking

          Net income from our banking operations totaled $196.9 million in 2006, down from $213.9 million in 2005, but up from $99.5 million in 2004. The decline in 2006 primarily reflected the following:

  A $76.3 million decrease in net gains on sales of loans and mortgage-backed securities, primarily due to a lower volume of loans sold and, to a lesser extent, a lower gain per dollar of loan sold;
  A $24.3 million increase in provision for credit losses; and
  A $12.3 million or 5.3% increase in operating expense.

Those unfavorable items were partially offset by:

  A $81.6 million or 18.7% increase in net interest income, primarily due to a higher effective interest rate spread of 3.09% compared with 2.69% in 2005; and
  A reduction in the effective tax rate from 41.3% to 40.0%. Both years included a $3.2 million reduction to federal income tax expense from the settlement of prior-year tax returns, but 2006 also included an additional $3.8 million decline related to management’s favorable assessment of tax reserves relative to our income tax exposure.

          During 2005, net income from our banking operations increased $114.4 million. Contributing to the increase was $91.2 million increase in net interest income due to higher interest earning assets and effective interest rate spread; $65.5 million increase in net gains on sales of loans and mortgage-backed securities due to a higher volume and gain per dollar of loan sold; a $21.3 million favorable change in loan servicing activities, as 2005 included a $1.2 million recapture of the valuation allowance for mortgage servicing rights, compared with a $16.8 million addition in 2004; a $16.1 million favorable change associated with securities gains/losses, as 2004 included a loss associated with a partial economic hedge against value changes in mortgage servicing rights; and a $4.1 million favorable change in loss on extinguishment of debt, as 2004 included the recognition of deferred issuance costs associated with the early redemption of junior subordinated debentures. Those favorable items were partially offset by a $2.7 million increase in operating expense and an increase in the effective tax rate from 39.0% to 41.3%. Both years included reductions to federal income tax expense from the settlement of prior-year tax returns. However, the 2005 reduction of $3.2 million was below the $5.6 million recorded in 2004.

          The table below sets forth banking operational results and selected financial data for the years indicated.

(In Thousands)	2006	2005	2004

Net interest income	$517,321	$435,771	$344,543
Provision for credit losses	26,604	2,263	2,895
Other income, net	80,498	161,984	49,779
Operating expense	243,245	230,946	228,280
Net intercompany expense	(34)	(93)	(148)

Income before income taxes	327,936	364,453	162,999
Income taxes	131,069	150,570	63,521

Net income	$196,867	$213,883	$99,478

At period end
Assets:
Loans and mortgage-backed securities, net	$14,170,750	$15,821,923	$14,544,149
Other	2,027,797	1,265,220	1,097,534

Total assets	16,198,547	17,087,143	15,641,683

Equity	$1,402,457	$1,208,219	$1,007,651

Page 39	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $8.3 million in 2006, up from $3.6 million in 2005 and $8.2 million in 2004. The increase during 2006 was primarily due to a $7.6 million increase from gains on sales and a $1.2 million reversal of a litigation reserve established in prior periods due to the successful outcome of a legal matter.

          During 2005, net income from our real estate investment operations declined $4.6 million to $3.6 million primarily due to lower gains from sales of $8.7 million.

          The table below sets forth real estate investment operational results and selected financial data for the years indicated.

(In Thousands)	2006	2005	2004

Net interest income (expense)	$1,356	$602	$(291)
Other income	12,645	7,948	15,241
Operating expense	(40)	2,605	1,230
Net intercompany income	34	93	148

Income before income taxes	14,075	6,038	13,868
Income taxes	5,768	2,487	5,684

Net income	$8,307	$3,551	$8,184

At period end
Assets:
Investments in real estate and joint ventures	$59,843	$49,344	$55,411
Other	28,548	28,418	18,776

Total assets	88,391	77,762	74,187

Equity	$77,549	$69,242	$65,691

          For a further discussion regarding income from real estate investment, see Real Estate and Joint Ventures Held for Investment on page 36, and for information regarding related assets, see Investments in Real Estate and Joint Ventures on page 48.

Page 40	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $1.7 billion or 10.4% from year-end 2005 to a total of $14.2 billion or 87.4% of total assets at December 31, 2006. The decline occurred primarily in loans held for investment, which were down $1.5 billion as repayments exceeded portfolio originations.

          Our loan originations, including loans purchased, totaled $7.8 billion in 2006, down from $15.1 billion in 2005 and a record $15.7 billion in 2004. During 2006, originations of one-to-four unit residential loans declined by $7.2 billion to $7.6 billion. Of the total one-to-four unit residential loans originated, $4.2 billion or 55% were for portfolio, with the balance for sale in the secondary market. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment was 39% during 2006, similar to that experienced in 2005 and 2004. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 87% of originations during 2006, up from 80% during 2005 and 78% during 2004. Loan originations other than one-to-four unit residential declined $121 million to $185 million in 2006, primarily due to a lower level of originations of home equity loans and lines of credit.

          We originate one-to-four unit residential mortgage loans both with and without loan origination fees. In mortgage transactions for which we charge no origination fees, we receive a higher interest rate than those for which we charge fees. In addition, a prepayment fee on loans with no origination fees is generally required if prepaid within the first three years. These loans generally result in deferrable loan origination costs exceeding loan origination fees.

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $4.2 billion in 2006, down from $7.1 billion in 2005 and $8.3 billion in 2004. Of the 2006 total:

  65% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with virtually all originations in 2005. Of the current year total, loans tied to the COFI index represented 90% of originations, compared with 79% in 2005;
  27% were adjustable – fixed for 3-5 years, compared with less than 1% in 2005; and
  8% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index.

          The following table sets forth loans originated, including purchases, for investment and for sale during the years indicated.

(In Thousands)	2006	2005	2004	2003	2002

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$2,431,406	$5,578,906	$5,995,317	$1,077,726	$2,264,065
MTA	268,360	1,481,639	1,505,413	1,795,628	890,814
LIBOR	229,374	14,188	667,227	405,080	3,903
CMT	125,783	-	-	-	-
Adjustable – fixed for 3-5 years	1,113,255	5,827	124,008	1,353,320	1,288,389
Fixed	224	525	482	22,647	40,375

Total residential one-to-four units	4,168,402	7,081,085	8,292,447	4,654,401	4,487,546
Other	185,078	305,639	628,715	377,355	269,407

Total for investment portfolio	4,353,480	7,386,724	8,921,162	5,031,756	4,756,953
Sale portfolio (a)	3,475,552	7,715,200	6,783,718	6,223,868	6,172,572

Total for investment and sale portfolios	$7,829,032	$15,101,924	$15,704,880	$11,255,624	$10,929,525

(a)Primarily residential one-to-four unit loans.

Page 41	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	December 31,

	2006		2005		2004		2003		2002

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$9,231,837	77%	$10,733,770	76%	$8,461,835	72%	$4,819,852	61%	$6,831,649	85%
MTA	2,094,828	18	2,846,273	20	2,224,130	19	2,503,336	32	1,090,646	13
LIBOR	364,537	3	410,010	3	908,596	8	403,450	5	25,296	-
Other, primarily CMT	209,191	2	155,498	1	119,475	1	185,437	2	136,230	2

Total adjustable loans (a)	$11,900,393	100%	$14,145,551	100%	$11,714,036	100%	$7,912,075	100%	$8,083,821	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          As set forth in the following table, $11.2 billion or 85% of our residential one-to-four unit adjustable rate loans held for investment were subject to negative amortization at December 31, 2006, of which $320 million or 2.86% represented the amount of negative amortization included in the loan balance. The amount of negative amortization increased $187 million during 2006, as borrowers took advantage of the flexibility of this product. During 2006, approximately 27% of our loan interest income represented negative amortization, up from 16% in 2005 and 4% in 2004. At origination, these loans had a weighted average loan-to-value ratio of 73%. In addition, $1.6 billion or 12% of our residential one-to-four unit adjustable rate loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

	December 31,

			Negative	Loan to	Current	Weighted
			Amortization	Value	Loan to	Average
	Loan	% of	Included in	Ratio at	Value	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Ratio (a)	(Months)

Total loans subject to negative amortization
2006:
With negative amortization:
Balance less than or equal to original loan amount	$477,873	4%	$1,933	70%	69%	31
Balance greater than original loan amount	9,320,945	83	318,533	73	76	20

Total with negative amortization	9,798,818	87	320,466	73	75	21
Not utilizing negative amortization	1,401,052	13	-	69	65	41

Total loans subject to negative amortization	$11,199,870	100%	$320,466	73%	74%	23
As a percentage of total residential one-to-four unit
adjustable rate loans	85%

Total loans with interest only payments	$1,578,202			69%	68%	12
As a percentage of total residential one-to-four unit
adjustable rate loans	12%

2005:
With negative amortization:
Balance less than or equal to original loan amount	$1,340,285	10%	$3,037	71%	71%	16
Balance greater than original loan amount	8,551,362	64	130,029	73	74	15

Total with negative amortization	9,891,647	74	133,066	73	73	15
Not utilizing negative amortization	3,527,675	26	-	72	70	21

Total loans subject to negative amortization	$13,419,322	100%	$133,066	72%	72%	17
As a percentage of total residential one-to-four unit
adjustable rate loans	92%

Total loans with interest only payments	$630,709			71%	70%	25
As a percentage of total residential one-to-four unit
adjustable rate loans	4%

(a) Based on current loan balance relative to the lower of the appraised value or sales price at time of origination.

Page 42	Navigation Links

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest only payments. At December 31, 2006, these other credit risks included:

  89% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties;
  80% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 9% were underwritten with no verification of either borrower income or assets; and
  the loans are relatively new and unseasoned, as 29% of our residential one-to-four unit loans were originated in 2006, with an additional 36% originated in 2005.

          Those risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value limitations. For example, at December 31, 2006, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 72% when the loans were originated. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values. For example, while residential property values have increased over the past several years thereby further reducing our exposure to credit risk, home value declines emerged in certain markets we lend to in 2006. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 65% of these loans were originated in the last two years. For further information, see Residential Real Estate Lending on page 3, and Risk Factors on page 20.

          The following table sets forth our investment portfolio of residential one-to-four unit loans by the Fair Isaac Corporation credit score model ("FICO") of the borrower at origination at the dates indicated.

	December 31,

	2006		2005
	Loan	% of	Loan	% of
(In Thousands)	Balance	Total	Balance	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$645,004	5%	$1,080,468	7%
621 to 659	3,344,594	25	3,551,494	24
660 to 719	5,095,599	39	5,660,232	39
720 and above	3,964,348	30	4,153,800	28
Not available	177,459	1	228,696	2

Total residential one-to-four units	$13,227,004	100%	$14,674,690	100%

Weighted average FICO score for loan investment portfolio of
residential one-to-four units	692		689

Page 43	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, the loan-to-value ratios have been updated to reflect the current loan balance and appraisal if private mortgage insurance has been removed.

	December 31,

	2006		2005

		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,940,772	15%	$2,134,520	14%
61% to 70%	2,349,016	18	2,651,059	18
71% to 80%	8,271,605	62	8,895,393	61

Total 80% or below	12,561,393	95	13,680,972	93
81% to 85%:
With private mortgage insurance	96,683	1	152,784	1
Without private mortgage insurance	1,789	-	4,435	-

Total 81% to 85%	98,472	1	157,219	1
86% to 90%:
With private mortgage insurance	231,471	2	357,734	3
Without private mortgage insurance	5,960	-	6,916	-

Total 86% to 90%	237,431	2	364,650	3
90% and above:
With private mortgage insurance	300,546	2	441,854	3
Without private mortgage insurance (a)	25,569	-	26,146	-

Total 90% and above	326,115	2	468,000	3
Not available	3,593	-	3,849	-

Total Residential
one-to-four units	$13,227,004	100%	$14,674,690	100%

Weighted average loan-to-value ratio for loan investment portfolio
of residential one-to-four units	72%		72%

(a) Primarily related to Community Reinvestment Act activities.

          We originated $27 million of home equity loans and lines of credit in 2006, down from $159 million in 2005 and $528 million in 2004.

          We originated or purchased $70 million of loans secured by multi-family properties in 2006, compared with $22 million in 2004. We also originated $1 million of commercial real estate loans in 2006, compared with $10 million in 2004. No multi-family properties or commercial real estate loans were originated in 2005.

          During 2006, we originated $34 million of construction loans, principally for residential tracts. This compares to $97 million in 2005 and $37 million in 2004. Our origination of land development loans totaled $49 million in 2006, compared with $46 million in 2005 and $28 million in 2004.

          Origination of consumer loans totaled $5 million in 2006, up from $3 million in 2005 and $2 million in 2004.

          At December 31, 2006, our unfunded loan application pipeline totaled $905 million. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before expected fallout, of $393 million, of which $253 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $308 million and loans in process of $39 million. We believe our current sources of funds will be adequate relative to these obligations.

Page 44	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the years indicated.

(In Thousands)	2006	2005	2004	2003	2002

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$3,033,321	$7,012,206	$7,930,764	$3,260,914	$3,114,388
Adjustable – fixed for 3-5 years	1,113,255	5,827	124,008	704,318	866,211
Fixed	155	525	284	21,915	40,245

Total residential one-to-four units	4,146,731	7,018,558	8,055,056	3,987,147	4,020,844
Home equity loans and lines of credit	26,512	158,697	528,453	176,820	56,807
Residential five or more units – adjustable	69,668	-	20,801	46,774	2,806

Total residential	4,242,911	7,177,255	8,604,310	4,210,741	4,080,457
Commercial real estate	630	-	10,039	3,847	1,157
Construction	33,567	97,437	36,817	80,201	124,168
Land	49,389	46,218	28,053	19,589	56,362
Non-mortgage:
Commercial	-	200	1,375	2,585	13,671
Other consumer	5,312	3,087	2,124	8,906	14,436

Total loans originated	4,331,809	7,324,197	8,682,718	4,325,869	4,290,251
Real estate loans purchased:
One-to-four units	21,671	62,527	237,391	667,254	466,702
Other (a)	-	-	1,053	38,633	-

Total real estate loans purchased	21,671	62,527	238,444	705,887	466,702

Total loans originated and purchased	4,353,480	7,386,724	8,921,162	5,031,756	4,756,953
Loan repayments	(6,215,012)	(5,716,880)	(4,570,630)	(5,212,106)	(3,911,209)
Other net changes (b)	311,658	279,754	(1,059,114)	(24,171)	(41,411)

Increase (decrease) in loans held for investment, net	(1,549,874)	1,949,598	3,291,418	(204,521)	804,333

Sale Portfolio
Originated whole loans:
Residential one-to-four units	3,471,366	7,658,295	6,715,955	6,219,652	6,155,727
Non-mortgage loans	-	-	730	3,154	-
Loans purchased	4,186	56,905	67,033	1,062	16,845
Loans transferred from (to) the investment portfolio (b)	(44,163)	(31,582)	977,625	(7,274)	(2,928)
Originated whole loans sold	(2,588,250)	(7,298,576)	(5,090,301)	(939,373)	(919,211)
Loans exchanged for mortgage-backed securities	(933,160)	(1,029,223)	(1,796,201)	(5,642,483)	(5,104,433)
Capitalized basis adjustment (c)	733	3,625	(4,331)	(1,816)	12,414
Other net changes (d)	(11,985)	(31,241)	(15,278)	(7,135)	(1,048)

Increase (decrease) in loans held for sale, net	(101,273)	(671,797)	855,232	(374,213)	157,366

Mortgage-backed securities, net:
Received in exchange for loans	933,160	1,029,223	1,796,201	5,642,483	5,104,433
Sold	(933,160)	(1,029,223)	(1,796,201)	(5,642,483)	(6,184,650)
Purchased	-	-	-	-	1,014,098
Repayments	(26)	(24)	(24)	(1,882)	(51,956)
Other net changes	-	(3)	(6)	(37)	1,347

Decrease in mortgage-backed securities available for sale	(26)	(27)	(30)	(1,919)	(116,728)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(101,299)	(671,824)	855,202	(376,132)	40,638

Total increase (decrease) in loans and
mortgage-backed securities, net	$(1,651,173)	$1,277,774	$4,146,620	$(580,653)	$844,971

(a) Primarily five or more unit residential loans.
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
(c) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
(d) Primarily included repayments and the change in net deferred costs and premiums.

Page 45	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2006	2005	2004	2003	2002

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$11,786,038	$14,014,908	$11,657,649	$7,885,761	$8,036,523
Adjustable – fixed for 3-5 years	1,397,516	608,355	1,037,373	1,730,275	1,779,374
Fixed	43,450	51,427	68,497	109,474	217,413

Total residential one-to-four units	13,227,004	14,674,690	12,763,519	9,725,510	10,033,310
Home equity loans and lines of credit	187,939	274,014	276,666	84,215	44,721
Residential five or more units:
Adjustable	112,580	68,390	95,163	91,024	6,964
Fixed	908	1,141	1,424	1,904	3,676
Commercial real estate:
Adjustable	23,943	25,547	28,384	36,142	40,373
Fixed	2,757	3,244	4,294	13,144	31,042
Construction	52,922	82,379	67,519	105,706	103,547
Land	58,910	23,630	25,569	16,855	53,538
Non-mortgage:
Commercial	2,400	3,981	4,997	4,975	15,021
Automobile	17	116	858	3,823	11,641
Other consumer	6,761	6,577	7,132	11,104	12,061

Total loans held for investment	13,676,141	15,163,709	13,275,525	10,094,402	10,355,894
Increase (decrease) for:
Undisbursed loan funds	(40,208)	(51,838)	(49,089)	(56,543)	(95,002)
Net deferred costs and premiums	232,294	279,888	214,467	107,594	93,530
Allowance for losses	(60,943)	(34,601)	(33,343)	(29,311)	(33,759)

Total loans held for investment, net	13,807,284	15,357,158	13,407,560	10,116,142	10,320,663

Sale Portfolio
Loans held for sale:
Residential one-to-four units	358,128	459,081	1,122,534	276,295	649,964
Non-mortgage	-	-	-	3,090	-
Net deferred costs and premiums	4,789	5,841	17,810	1,396	3,214
Capitalized basis adjustment (a)	298	(434)	(4,059)	272	2,088

Total loans held for sale, net	363,215	464,488	1,136,285	281,053	655,266
Mortgage-backed securities available for sale:
Adjustable	251	277	304	334	2,253
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	251	277	304	334	2,253

Total loans held for sale and mortgage-backed
securities available for sale	363,466	464,765	1,136,589	281,387	657,519

Total loans and mortgage-backed securities, net	$14,170,750	$15,821,923	$14,544,149	$10,397,529	$10,978,182

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At December 31, 2006, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at December 31, 2006, was essentially equal to our cost basis.

Page 46	Navigation Links

          The table below sets forth the scheduled contractual maturities, including principal amortization, of our loan and mortgage-backed securities portfolio, including loans held for sale, at December 31, 2006.

		After 1 Year	After 2 Years	After 3 Years	After 5 Years	After 10 Years
	Within	Through 2	Through 3	Through 5	Through 10	Through 15	Beyond
(In Thousands)	1 Year	Years	Years	Years	Years	Years	15 Years	Total

Loans secured by real estate:
Residential:
One-to-four units:
Adjustable by index:
COFI	$65,344	$70,693	$76,481	$172,253	$570,246	$845,115	$7,431,705	$9,231,837
MTA (a)	17,801	19,163	20,631	46,122	149,978	216,870	1,853,216	2,323,781
LIBOR (b)	18,531	19,739	21,027	46,258	144,780	198,586	1,080,290	1,529,211
Other, primarily CMT (c)	5,413	5,720	6,044	13,137	39,946	52,650	207,030	329,940
Fixed	2,400	2,558	2,726	6,024	19,135	25,808	111,712	170,363
Home equity loans and
lines of credit (d)	-	-	-	-	187,939	-	-	187,939
Five or more units:
Adjustable	11,825	12,796	13,847	31,207	14,829	28,076	-	112,580
Fixed	24	24	24	53	362	275	146	908
Commercial real estate:
Adjustable	483	519	555	1,242	20,668	476	-	23,943
Fixed	139	156	2,122	230	110	-	-	2,757
Construction	45,129	7,793	-	-	-	-	-	52,922
Land	43,476	15,434	-	-	-	-	-	58,910
Non-mortgage:
Commercial	2,400	-	-	-	-	-	-	2,400
Automobile	17	-	-	-	-	-	-	17
Other consumer (c)	1,517	1,711	1,929	1,604	-	-	-	6,761

Total loans	214,499	156,306	145,386	318,130	1,147,993	1,367,856	10,684,099	14,034,269
Mortgage-backed securities	10	10	10	22	67	89	43	251

Total loans and mortgage-
backed securities	$214,509	$156,316	$145,396	$318,152	$1,148,060	$1,367,945	$10,684,142	$14,034,520

(a) Included $46 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(b) Included $1,165 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(c) Included $121 million of residential one-to-four adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(d) Home equity loans are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty. Maturity is based on the weighted average contractual maturities of home equity loans and lines of credit on a pooled basis.

          At December 31, 2006, the maximum amount the Bank could have loaned to any one borrower, and related entities, per regulatory limits was $234 million or $390 million for loans secured by readily marketable collateral, compared with $211 million or $351 million for loans secured by readily marketable collateral at year-end 2005. We do not expect these regulatory limitations will adversely impact our proposed lending activities during 2007.

Investment Securities

          The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2006	2005	2004	2003	2002

Federal funds	$1	$-	$-	$1,500	$2,555
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	1,433,113	626,249	496,944	690,281	457,797
Other	63	64	65	66	67
Municipal securities held to maturity	-	-	-	-	6,149

Total investment securities	$1,433,177	$626,313	$497,009	$691,847	$466,568

Page 47	Navigation Links

          The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2006 are presented in the following table. The $2.9 million unrealized loss on securities that have been in a loss position for less than 12 months and the $6.7 million unrealized loss on securities that have been in a loss position for more than 12 months are due to changes in market interest rates and are not considered to be other than temporary. We have the intent and ability to hold these securities until the temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	858,323	2,902	574,790	6,694	1,433,113	9,596
Other	-	-	-	-	-	-

Total temporarily impaired securities	$858,323	$2,902	$574,790	$6,694	$1,433,113	$9,596

          The following table sets forth the contractual maturities of our investment securities and their weighted average yields at December 31, 2006.

	Amount Due as of December 31, 2006

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$1	$-	$-	$-	$1
Weighted average yield	3.69%	-%	-%	-%	3.69%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	-	1,051,605	381,508	-	1,433,113
Weighted average yield	-%	5.54%	4.93%	-%	5.38%
Other	-	-	-	63	63
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$1	$1,051,605	$381,508	$63	$1,433,177
Weighted average yield	3.69%	5.54%	4.93%	6.25%	5.38%

(a) At December 31, 2006, 34% of our securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 2.00% at various specified dates ranging from February 2007 to December 2012. In addition, at December 31, 2006, all of these investment securities contained call provisions from January 2007 to September 2014. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.

Investments in Real Estate and Joint Ventures

          DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally residential developments and retail neighborhood shopping centers, most of which are located in California. For additional information regarding these real estate investments, see Note 6 of Notes to the Consolidated Financial Statements on page 96. At December 31, 2006, the Bank had no loan commitments to the joint ventures.

          DSL Service Company is entitled to a priority return on its equity invested in its joint venture projects after third-party debt, and it shares profits and losses with the developer partner generally on an equal basis. DSL Service Company has obtained guarantees from the principals of the developer partners. Partnership equity or deficit accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations. We have analyzed our variable interests in these joint venture projects and we have determined based on the dispersal of risks among the parties involved that we are not the primary beneficiary of any of these variable interest entities. Therefore, the joint venture projects are not consolidated into our financial results, but rather are accounted for under the equity method.

          As of December 31, 2006, DSL Service Company was involved with one joint venture partner. This partner was the operator of four residential housing development projects. DSL Service Company also had three wholly owned retail neighborhood shopping centers located in California and Arizona.

Page 48	Navigation Links

          Our investment in real estate and joint ventures amounted to $60 million at December 31, 2006, compared with $49 million at December 31, 2005 and $55 million at December 31, 2004. The increase during 2006 was primarily attributed to the purchase of an investment with a carrying value of $11 million, additional increases of $4 million in investments of community development funds and $2 million primarily in existing wholly owned projects. This was offset by the partial sale of a project with a carrying value of $6 million. The decrease during 2005 was primarily due to the sale of a wholly owned shopping center with a carrying value of $10 million, partially offset by new investments of $3 million in existing wholly owned projects.

          The following table sets forth the condensed balance sheet of DSL Service Company’s residential joint ventures at the dates indicated, on a historical cost basis.

	December 31,

(Dollars in Thousands)	2006	2005

Assets
Cash	$8,683	$12,678
Projects under development	74,659	77,618
Other assets	4,079	1,282

	$87,421	$91,578

Liabilities and Equity
Liabilities:
Notes payable	$56,088	$57,661
Other	4,743	8,167
Equity:
DSL Service Company (a)	24,791	25,346
Other partners (b)	1,799	404

Net equity	26,590	25,750

	$87,421	$91,578

Number of joint venture projects	4	4

(a) Included priority return payments from joint ventures to DSL Service Company.
(b) Represents the other partner’s equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of joint venture real estate assets, net of secured notes payable to others, to the partners’ equity investment. To the extent the net fair value of real estate assets is less than the partners’ equity investment, we make a provision to create a valuation allowance for DSL Service Company’s share of the loss. No valuation allowance was required at December 31, 2006 or 2005.

Page 49	Navigation Links

          The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2006 and 2005. For further information regarding the establishment of loss allowances, see Allowance for Credit Real Estate Losses on page 63.

		Retail
		Neighborhood
(Dollars in Thousands)	Residential	Shopping Centers	Land	Total

2006:
Investment in wholly owned projects (a)	$-	$911	$26,613	$27,524
Investment in community development funds	7,631	-	-	7,631
Allowance for losses	-	-	(103)	(103)

Net investment in real estate projects	$7,631	$911	$26,510	$35,052

Number of projects	9	3	6	18

2005:
Investment in wholly owned projects (a)	$-	$932	$18,887	$19,819
Investment in community development funds	4,282	-	-	4,282
Allowance for losses	-	-	(103)	(103)

Net investment in real estate projects	$4,282	$932	$18,784	$23,998

Number of projects	7	3	5	15

(a) Included five free-standing stores that are part of neighborhood shopping centers totaling less than $1 million, which we counted as one project at both December 31, 2006 and 2005.

          Real estate investments entail risks similar to those associated with our construction and commercial lending activities. In addition, California courts have imposed warranty-like responsibility on developers of new housing for defects in structure and the housing site, including soil conditions. This responsibility is not necessarily dependent upon a finding that the developer was negligent. Owners of real property also may incur liabilities with respect to environmental matters, including financial responsibility for clean-up of hazardous waste or other conditions, under various federal and state laws.

Deposits

          Our deposits declined $92 million or 0.8% in 2006 and totaled $11.8 billion at year end. Compared with the year-ago period, our certificates of deposit increased $442 million or 5.1%, which was more than offset by a decline in our lower-rate transaction accounts (i.e., checking, money market and regular passbook) of $534 million or 16.6%. Given the relatively low level of interest rates in prior periods, certain of our depositors moved monies from certificates of deposit to transaction accounts, primarily regular passbook accounts, as these depositors seemed more interested in liquidity. As market interest rates continued to rise in 2005 and 2006, monies continued to flow back into certificates of deposit.

           During 2006, four in-store branches were closed due to the closure or sale of the grocery stores in which they were located and one traditional and two in-store branches were opened. At December 31, 2006, our total number of branches was 172, of which 168 were in California and four were in Arizona. The average deposit size of our 81 traditional branches was $115 million, while the average deposit size of our 91 in-store branches was $27 million.

Page 50	Navigation Links

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	December 31,

	2006		2005		2004

	Weighted		Weighted		Weighted
	Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$769,086	-%	$705,077	-%	$601,588
Interest-bearing checking (a)	0.28	493,620	0.30	529,133	0.33	534,775
Money market	1.04	148,448	1.05	164,192	1.05	158,519
Regular passbook	0.97	1,269,420	1.04	1,816,635	1.12	2,813,078

Total transaction accounts	0.57	2,680,574	0.69	3,215,037	0.85	4,107,960
Certificates of deposit:
Less than 2.00%	1.29	22,566	1.68	86,992	1.59	912,234
2.00-2.49	2.29	686	2.41	147,632	2.38	3,003,000
2.50-2.99	2.80	25,375	2.78	215,297	2.80	495,119
3.00-3.49	3.30	128,294	3.27	1,001,901	3.19	327,552
3.50-3.99	3.89	237,155	3.78	4,114,751	3.84	94,611
4.00-4.49	4.31	692,386	4.17	2,622,618	4.26	257,369
4.50-4.99	4.82	2,722,829	4.81	455,192	4.83	424,937
5.00-5.49	5.19	5,008,378	5.07	14,516	5.08	15,317
5.50 and greater	5.54	266,626	5.61	2,912	6.03	19,879

Total certificates of deposit	4.94	9,104,295	3.83	8,661,811	2.66	5,550,018

Total deposits	3.95%	$11,784,869	2.98%	$11,876,848	1.89%	$9,657,978

(a) Included amounts swept into money market deposit accounts.

          The following table shows at December 31, 2006 our certificates of deposit maturities by interest rate category.

	Less
	Than	3.50% -	4.00% -	4.50% -	5.00% -	5.50%		Percent
(Dollars in Thousands)	3.49%	3.99%	4.49%	4.99%	5.49%	and Greater	Total (a)	of Total

Within 3 months	$60,990	$90,615	$408,539	$1,055,904	$2,157,959	$3,442	$3,777,449	41%
4 to 6 months	3,267	55,853	25,014	1,349,723	1,223,305	22,067	2,679,229	29
7 to 12 months	25,151	43,134	73,009	233,890	1,614,502	241,015	2,230,701	25
13 to 24 months	67,969	15,947	89,749	45,718	11,638	102	231,123	3
25 to 36 months	19,537	21,423	27,977	9,692	6	-	78,635	1
37 to 60 months	7	10,183	68,098	27,902	968	-	107,158	1
Over 60 months	-	-	-	-	-	-	-	-

Total	$176,921	$237,155	$692,386	$2,722,829	$5,008,378	$266,626	$9,104,295	100%

(a) Includes certificates of deposit of $100,000 and over totaling $1.6 billion with maturities within 3 months, $1.1 billion with maturities of 4 to 6 months, $0.9 billion with maturities of 7 to 12 months and $0.2 billion with a remaining term of more than 12 months.

Borrowings

          At December 31, 2006, borrowings totaled $2.8 billion, down from $3.8 billion at year-end 2005 and $4.8 billion at year-end 2004. The decrease during 2006 was due primarily to a decline of $1.4 billion in FHLB advances. During 2004, the holding company issued $200 million of 6.5% 10-year unsecured senior notes. The net proceeds, after deducting underwriting discounts and our offering expenses, were approximately $198 million. Those proceeds were used to redeem our $124 million of 10% junior subordinated debentures prior to their maturity and, in turn, to redeem the related capital securities and make a capital investment in the Bank to support its asset growth. We redeemed our junior subordinated debentures because of the lower interest rate at which we were able to issue the senior debt, which has resulted in lower interest expense.

Page 51	Navigation Links

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	December 31,

(Dollars in Thousands)	2006	2005	2004	2003	2002

Securities sold under agreements to repurchase	$469,971	$-	$-	$-	$-
Federal Home Loan Bank advances (a)	2,140,785	3,557,515	4,559,622	2,125,150	1,624,084
Real estate notes	-	-	-	4,161	-
Senior notes	198,260	198,087	197,924	-	-
Junior subordinated debentures (b)	-	-	-	123,711	123,711

Total borrowings	$2,809,016	$3,755,602	$4,757,546	$2,253,022	$1,747,795

Weighted average rate on borrowings during the year (a)	5.40%	3.65%	2.62%	4.46%	4.79%
Total borrowings as a percentage of total assets	17.33	21.97	30.40	19.35	14.59

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(b) On July 23, 2004, we redeemed our junior subordinated debentures before maturity.

          The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)	2006	2005	2004

FHLB advances with original maturities less than one year:
Balance at end of year	$1,660,000	$2,975,000	$3,552,000
Average balance outstanding during the year	2,666,010	3,337,865	2,261,018
Maximum amount outstanding at any month-end during the year	3,290,000	4,360,000	3,660,400
Weighted average interest rate during the year	5.04%	3.19%	1.59%
Weighted average interest rate at end of year	5.38	4.39	2.30
Securities sold under agreements to repurchase:
Balance at end of year	$469,971	$-	$-
Average balance outstanding during the year	234,412	-	155,204
Maximum amount outstanding at any month-end during the year	469,971	-	507,027
Weighted average interest rate during the year	5.32%	-%	0.87%
Weighted average interest rate at the end of year	5.30%	-%	-%
Total short-term borrowings:
Average balance outstanding during the year	$2,900,422	$3,337,865	$2,416,222
Weighted average interest rate during the year	5.06%	3.19%	1.54%

          At year-end 2006, intermediate and long-term borrowings totaled $679 million, down from $781 million at December 31, 2005. The weighted average rate on our intermediate and long-term borrowings at year-end 2006 was 7.30%.

          The following table sets forth the maturities of our intermediate and long-term borrowings at December 31, 2006.

(In Thousands)

2007	$65,000
2008	415,785
2009	-
2010	-
2011	-
Thereafter	198,260

Total intermediate and long-term borrowings	$679,045

Page 52	Navigation Links

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate in real estate joint ventures through our wholly-owned subsidiary, DSL Service Company. Our real estate joint ventures do not require consolidation as a result of applying the provisions of Financial Accounting Standards Board Interpretation 46 (revised December 2003). For further information regarding our real estate joint venture partnerships, see Note 6 of Notes to the Consolidated Financial Statements on page 96.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, and commitments to purchase loans and mortgage-backed securities for our portfolio. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 53, Contractual Obligations and Other Commitments on page 69 and Note 21 of Notes to the Consolidated Financial Statements on page 110.

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

Asset/Liability Management and Market Risk

          Market risk is the risk of loss or reduced earnings from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis and frequency than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income. Our primary strategy in managing interest rate risk is to emphasize the origination for investment of adjustable rate mortgage loans or loans with relatively short maturities. Interest rates on adjustable rate mortgage loans are primarily tied to COFI, MTA, LIBOR and CMT. We also may execute swap contracts to change interest rate characteristics of our interest-earning assets or interest-bearing liabilities to better manage interest rate risk.

Page 53	Navigation Links

          In addition to the interest rate risk associated with our lending for investment and deposit-taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgage loans, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through the use of loan forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various parties. These contracts are typically obtained at the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into derivative contracts for speculative purposes.

          Changes in mortgage interest rates also impact the value of our MSRs. Rising interest rates typically result in slower prepayment speeds on the loans being serviced for others which increase the value of MSRs. Declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs. Over time, we may use derivatives or securities to provide an economic hedge against value changes in our MSRs. However, no such hedges have been employed since 2004 when we sold approximately 80% of our MSRs.

          Our Asset/Liability Management Committee is responsible for implementing the Bank’s interest rate risk management policy which sets forth limits established by the Board of Directors of acceptable changes in net interest income and net portfolio value from specified changes in interest rates. The Office of Thrift Supervision ("OTS") defines net portfolio value as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. Our Asset/Liability Management Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and our current operating results, liquidity, capital and interest rate exposure. In addition, our Asset/Liability Management Committee monitors asset and liability maturities and repricing characteristics on a regular basis and reviews various simulations and other analyses to determine the potential impact of various business strategies in controlling the Bank’s interest rate risk and the potential impact of those strategies upon future earnings under various interest rate scenarios. Based on these reviews, our Asset/Liability Management Committee formulates a strategy that is intended to implement the objectives set forth in our business plan without exceeding the net interest income and net portfolio value limits set forth in our interest rate risk policy.

Page 54	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2006, as well as other information regarding the repricing and maturity differences between our interest-earning assets and the total of deposits and borrowings in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms"—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience to anticipate future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets may not respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	December 31, 2006

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$574,805	$282,940	$728,385	$-	$-	$1,586,130
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential:
Adjustable	12,520,130	331,204	843,817	-	-	13,695,151
Fixed	131,128	3,674	19,610	10,638	6,256	171,306
Home equity loans and lines of credit	185,947	132	710	112	-	186,901
Commercial real estate	18,617	2,326	4,877	32	-	25,852
Construction	37,540	-	-	-	-	37,540
Land	45,927	-	-	-	-	45,927
Non-mortgage loans:
Commercial	1,363	-	-	-	-	1,363
Consumer	6,452	7	-	-	-	6,459
Mortgage-backed securities	251	-	-	-	-	251

Total loans and mortgage-backed securities, net	12,947,355	337,343	869,014	10,782	6,256	14,170,750

Total interest-earning assets	$13,522,160	$620,283	$1,597,399	$10,782	$6,256	$15,756,880

Transaction accounts:
Non-interest-bearing checking	$769,086	$-	$-	$-	$-	$769,086
Interest-bearing checking (c)	493,620	-	-	-	-	493,620
Money market (d)	148,448	-	-	-	-	148,448
Regular passbook (d)	1,269,420	-	-	-	-	1,269,420

Total transaction accounts	2,680,574	-	-	-	-	2,680,574
Certificates of deposit (e)	6,456,679	2,230,701	416,915	-	-	9,104,295

Total deposits	9,137,253	2,230,701	416,915	-	-	11,784,869
FHLB advances and other borrowings	2,194,971	-	415,785	-	-	2,610,756
Senior notes	-	-	-	198,260	-	198,260
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$11,762,224	$2,230,701	$402,700	$198,260	$-	$14,593,885

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$1,759,936	$(1,610,418)	$1,194,699	$(187,478)	$6,256	$1,162,995
Cumulative gap	1,759,936	149,518	1,344,217	1,156,739	1,162,995
Cumulative gap – as a percentage of total assets:
December 31, 2006	10.86%	0.92%	8.29%	7.14%	7.17%
December 31, 2005	23.23	11.20	7.09	5.81	5.82
December 31, 2004	17.06	9.26	6.96	5.55	5.55

(a) Includes FHLB stock and is based upon contractual maturity and repricing date.
(b) Based upon contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based upon contractual maturity and repricing date.

Page 55	Navigation Links

          Our six-month gap at December 31, 2006 was a positive 10.86%. This means that more interest-earning assets mature or reprice within six months than the total of deposits and borrowings. This is down from a positive six-month gap of 23.22% at December 31, 2005 and 17.05% at December 31, 2004. We originated and purchased for investment loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less of approximately $4.4 billion during 2006, $7.4 billion during 2005 and $8.9 billion during 2004. These loans represented essentially all loans and mortgage-backed securities originated and purchased for investment during 2006, 2005 and 2004.

          At December 31, 2006, 2005 and 2004, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less. At December 31, 2006, these loans amounted to $13.6 billion, compared with $15.1 billion at December 31, 2005 and $13.2 billion at December 31, 2004. During 2007, we will continue to offer residential fixed rate loan products to our customers to meet customer demand. We originate fixed rate loans primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure. For further information, see Secondary Marketing and Loan Servicing Activities on page 5.

          In general, we are better protected against rising interest rates with a positive six-month gap. However, we remain subject to possible interest rate spread compression, which would adversely impact our net interest income if interest rates rise. This is primarily due to the lag in repricing of the indices, to which our adjustable rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on these adjustable rate loans and mortgage-backed securities. The amount of such interest rate spread compression would depend upon the frequency and severity of such interest rate fluctuations.

          In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates, primarily parallel, instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, are calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once this "base-case" has been estimated, we make calculations for each of the defined changes in interest rates, to include any anticipated differences in the prepayment speeds of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2006 and 2005. Since we base these estimates on numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-ending interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

	2006		2005

	Percentage Change in		Percentage Change in

Change in Interest Rates	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(In Basis Points)	Income (a)	Value (b)	Income (a)	Value (b)

+200	(7.7)%	(11.9)%	(3.2)%	(6.4)%
+100	(3.1)	(3.5)	(1.5)	(0.8)
(100)	3.8	0.1	1.1	(1.7)
(200)	5.9	(1.8)	2.2	(3.3)

(a) The percentage change in this column represents net interest income for 12 months in the base-case interest rate environment versus the net interest income in the various rate scenarios.
(b) The percentage change in this column represents the net portfolio value of the Bank in the base-case interest rate environment versus the net portfolio value in the various rate scenarios.

Page 56	Navigation Links

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2006. This data differs from that in the gap table as it is not based on the repricing characteristics of assets and liabilities. Rather, it reflects expected maturities for certificates of deposits and assets, other than loans originated for sale, based on contractual maturities, call provisions (if any) for investment securities, and prepayments of principal for loans based on our historical experience adjusted for current market conditions. The average projected constant prepayment rate ("CPR") is 16% on our fixed rate and 38% on our adjustable rate residential mortgage loan portfolios, and the expected maturities for loans originated for sale are based on their underlying sales contracts and prior sales experience, resulting in maturities of less than one year. For transaction accounts, we have applied "decay factors" to estimate deposit account runoff based on our historical experience adjusted for current market conditions. These decay factors average 20% per year for all transaction accounts on an aggregate basis. The actual maturities of the above noted instruments could vary substantially if future prepayments or deposit runoff differ from our historical experience.

          Market risk sensitive instruments are generally defined as on-and off-balance sheet derivatives and other financial instruments. The weighted average interest rates for the various fixed-rate and variable-rate assets and liabilities presented are based on the actual rates that existed at December 31, 2006. The fair value of our financial instruments is determined as follows:

  Fed funds and FHLB Stock equal their book values due to their short-term repricing characteristics.
  Investment securities and mortgage-backed securities are based on bid prices, or bid quotations received from securities dealers or readily available market quote systems.
  The fair value of single family residential loans is derived from bid prices or price indications from securities dealers or readily available market quote systems for loans with similar characteristics. The fair value of all other loans is derived by discounting expected future cash flows by estimated market interest rates for loans with similar characteristics.
  MSRs related to loans serviced for others are determined by computing the present value of the expected net servicing income from the portfolio by strata determined by key characteristics of the underlying loans, primarily coupon interest rate and whether the loans are fixed or variable rate.
  Interest rate lock commitments and loan forward sale and purchase contracts are based on dealer quoted market prices acquired from third parties.
  Demand deposits, money market and savings accounts are based on the carrying amounts reported in the balance sheet. .
  Time deposits and borrowings are based on the discounted value of contractual cash flows using discount rates equal to current FHLB of San Francisco borrowing rates for similar remaining terms.
  Senior notes are based on bid prices, or bid quotations received from securities dealers or readily available market quote systems.

The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures. Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in variables, including market rates of interest. Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated. As such, the potential loss from such market rate changes may be significantly larger.

Page 57	Navigation Links

	Expected Maturity at December 31, 2006

							Total	Fair
(Dollars in Thousands)	2007	2008	2009	2010	2011	Thereafter	Balance	Value

Investment securities and FHLB stock	$589,603	$453,194	$329,261	$36,191	$24,865	$153,016	$1,586,130	$1,586,130
Weighted average interest rate (a)	5.64%	5.19%	5.26%	4.70%	5.44%	5.37%	5.38%
Mortgage-backed securities
available for sale	84	56	38	25	17	31	251	251
Weighted average interest rate (a)	5.59%	5.59%	5.59%	5.59%	5.59%	5.59%	5.59%
Loans secured by real estate, net: (b)
Residential:
Adjustable	5,397,102	3,254,030	1,994,931	1,048,662	665,141	1,335,285	13,695,151	13,986,420
Weighted average interest rate	7.47%	7.68%	7.68%	7.63%	7.62%	7.49%	7.57%
Fixed	134,853	6,335	5,202	4,431	3,550	16,935	171,306	172,233
Weighted average interest rate	6.21%	7.03%	7.01%	6.96%	7.01%	7.01%	6.38%
Home equity loans and lines of credit	277	228	188	185,707	132	369	186,901	187,952
Weighted average interest rate	7.49%	7.49%	7.49%	8.57%	7.49%	7.49%	8.56%
Other	78,015	4,891	3,429	3,294	1,976	17,714	109,319	112,991
Weighted average interest rate	9.06%	7.30%	7.19%	7.32%	7.13%	8.59%	8.76%
Non-mortgage: (b)
Commercial	1,363	-	-	-	-	-	1,363	1,382
Weighted average interest rate	8.25%	-%	-%	-%	-%	-%	8.25%
Consumer	16	-	-	6,372	-	71	6,459	6,778
Weighted average interest rate	8.76%	-%	-%	12.10%	-%	9.55%	12.06%
MSR’s and loan servicing portfolio (c)	4,111	3,388	2,700	2,164	1,735	7,098	21,196	22,828
Interest rate lock commitments (d)	40	-	-	-	-	-	40	1,937
Undesignated loan forward sale contracts	573	-	-	-	-	-	573	573
Designated loan forward sale contracts	145	-	-	-	-	-	145	145

Total interest-sensitive assets	$6,206,182	$3,722,122	$2,335,749	$1,286,846	$697,416	$1,530,519	$15,778,834	$16,079,620

Transaction accounts:
Non-interest-bearing checking	$204,418	$100,326	$78,907	$58,386	$45,743	$281,306	$769,086	$769,086
Interest-bearing checking (e)	114,739	59,337	47,211	34,317	26,504	211,512	493,620	493,620
Money market	49,482	26,585	18,160	11,132	7,434	35,655	148,448	148,448
Regular passbook	333,933	200,009	158,892	129,089	102,563	344,934	1,269,420	1,269,420

Total transaction accounts	702,572	386,257	303,170	232,924	182,244	873,407	2,680,574	2,680,574
Weighted average interest rate	0.58%	0.62%	0.62%	0.63%	0.63%	0.49%	0.57%
Certificates of deposit	8,687,379	231,122	78,636	72,493	34,665	-	9,104,295	9,081,425
Weighted average interest rate	4.99%	4.04%	3.95%	4.34%	4.56%	-%	4.95%
FHLB advances and other borrowings (f)	2,194,971	415,785	-	-	-	-	2,610,756	2,614,383
Weighted average interest rate	5.36%	7.96%	-%	-%	-%	-%	5.77%
Interest rate swap contracts (f)	-	14,215	-	-	-	-	14,215	14,215
Senior notes	-	-	-	-	-	198,260	198,260	199,294
Weighted average interest rate	-%	-%	-%	-%	-%	6.50%	6.50%
Interest rate lock commitments (d)	701	-	-	-	-	-	701	(459)
Undesignated loan forward sale contracts	76	-	-	-	-	-	76	76
Designated loan forward sale contracts	368	-	-	-	-	-	368	368

Total interest-sensitive liabilities	$11,586,067	$1,047,379	$381,806	$305,417	$216,909	$1,071,667	$14,609,245	$14,589,816

(a) Yields for securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
(b) The carrying amount is stated net of undisbursed loan funds, unearned fees and discounts, and allowances for loan losses. Includes loans held for sale with capitalized basis adjustment reflecting the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
(c) Included the estimated fair value of MSRs acquired prior to January 1, 1996 when we began capitalizing the asset.
(d) The carrying value reflects the change in fair value of the interest rate lock derivative from the date of rate lock to December 31, 2006, with an increase in value recorded as an asset with an offsetting gain and a decline in value recorded as a liability with an offsetting loss. The estimated fair value of the derivatives also includes the initial value at interest rate lock and the value of MSRs not to be recognized in the financial statements until the anticipated loans are sold.
(e) Included amounts swept into money market deposit accounts.
(f) The impact of interest rate swap contracts was included in FHLB advances, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

Page 58	Navigation Links

          For further information regarding the sensitivity of our MSRs to changes in interest rates, see Note 10 of Notes to Consolidated Financial Statements on page 99. For further information regarding commitments, contingencies and hedging activities, see Note 21 of Notes to Consolidated Financial Statements on page 110.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	December 31,

	2006	2005	2004	2003	2002

Weighted average yield: (a)
Loans and mortgage-backed securities	7.59%	6.10%	4.67%	4.61%	5.83%
Investment securities (b)	5.38	4.37	3.88	3.02	3.07

Interest-earning assets yield	7.38	6.04	4.65	4.51	5.72

Weighted average cost:
Deposits	3.95	2.98	1.89	1.52	2.31
Borrowings:
Securities sold under agreements
to repurchase	5.30	-	-	-	-
Federal Home Loan Bank advances (c)	5.87	4.71	2.77	3.08	3.88
Real estate notes	-	-	-	6.63	-
Senior notes	6.50	6.50	6.50	-	-
Junior subordinated debentures (d)	-	-	-	10.00	10.00

Total borrowings	5.82	4.80	2.93	3.46	4.31

Combined funds cost	4.31	3.42	2.23	1.94	2.63

Interest rate spread	3.07%	2.62%	2.42%	2.57%	3.09%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, premiums and discounts, prepayment and late fees and FHLB stock dividends.
(b) Includes the yield on investment securities accounted for on a trade-date basis but for which interest income will not be recognized until settlement. Yields for securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
(c) Included the impact of interest rate swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(d) On July 23, 2004, we redeemed our junior subordinated debentures before maturity.

          The weighted average yield on our loan portfolio increased to 7.59% at December 31, 2006, up from 6.10% at December 31, 2005. The weighted average rate on new loans originated during 2006 was 3.60%, compared with 1.91% during 2005 and 2.31% during 2004. The higher rate in 2006 primarily reflects a lower volume of monthly adjustable loans at low initial incentive rates that typically last only one month. At December 31, 2006, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $13.5 billion and had a weighted average rate of 7.56%, compared with $15.2 billion that had a weighted average rate of 6.05% at December 31, 2005 and $13.9 billion that had a weighted average rate of 4.61% at December 31, 2004.

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market, real estate acquired in settlement of loans and repossessed automobiles. Our non-performing assets totaled $110 million at December 31, 2006, up from $35 million at December 31, 2005 and $34 million at December 31, 2004. The increase in our non-performing assets during 2006 was primarily due to increases in our residential one-to-four unit category of $56 million and land category of $11 million. The non-performing land category consists of a single loan to develop residential lots. While this loan is deemed collateral dependent and value impaired, no significant loss is anticipated at this time. Of the total non-performing assets, real estate acquired in settlement of loans represented $9 million at December 31, 2006, up from $1 million at December 31, 2005 and $3 million at December 31, 2004. Our non-performing assets as a percentage of total assets was 0.68% at year-end 2006, up from 0.21% at year-end 2005 and 0.22% at year-end 2004.

Page 59	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	December 31,

(Dollars in Thousands)	2006	2005	2004	2003	2002

Non-accrual loans:
Residential one-to-four units	$90,218	$34,271	$31,166	$42,305	$66,767
Land	11,345	-	-	-	-
Other	275	42	468	523	681

Total non-accrual loans	101,838	34,313	31,634	42,828	67,448
Real estate acquired in settlement of loans	8,524	908	2,555	5,803	12,360
Repossessed automobiles	-	-	-	-	6

Total non-performing assets	$110,362	$35,221	$34,189	$48,631	$79,814

Allowance for loan losses:
Amount	$60,943	$34,601	$33,343	$29,311	$33,759
As a percentage of non-accrual loans	59.84%	100.84%	105.40%	68.44%	50.05%
Non-performing assets as a percentage of total assets	0.68	0.21	0.22	0.42	0.67

          It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this either by working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances for them. For a discussion on our internal asset review policy, refer to Allowance for Credit and Real Estate Losses on page 63.

          At December 31, 2006, $18 million of our non-performing assets were located outside of California, compared with $8 million outside of California a year ago.

          We evaluate the need for appraisals of non-performing assets on a periodic basis. We will generally obtain a new appraisal when we believe there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing our loans. Our policy is to obtain new appraisals at least annually for all real estate acquired in settlement of loans.

Non-Accrual Loans

          It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2006, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2006, non-accrual loans aggregating $39 million were less than 90 days delinquent relative to their contractual terms.

Troubled Debt Restructurings

          We consider the restructuring of a debt to be a troubled debt restructuring when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2006, we had no troubled debt restructurings.

Page 60	Navigation Links

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $8.5 million at December 31, 2006. All represented one-to-four unit residential properties. We generally require private mortgage insurance on loans in excess of 80% of their appraised value. In 2006, subsequent to our acquiring real estate in the settlement of loans, we collected $0.3 million in private mortgage insurance to mitigate any losses incurred.

Delinquent Loans

          When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, we normally record a notice of default to commence foreclosure proceedings, so long as we have given the required prior notice to the borrower. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee’s sale, we may then sell the property at a foreclosure sale. In general, if we have elected to pursue a non-judicial foreclosure, we are not permitted under applicable law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. At these foreclosure sales, we generally acquire title to the property.

          At December 31, 2006, loans delinquent 30 days or more as a percentage of total loans was 1.03%, up from 0.36% at year-end 2005 and 0.33% at year-end 2004. The increase from the prior year occurred primarily in our residential one-to-four unit classification which, as a percentage of its loan category, increased from 0.37% at year-end 2005 to 1.06% at year-end 2006. A higher incidence of delinquency is expected when the minimum payments on our option ARM and hybrid ARM loans reset, particularly when our option ARM loans reach their maximum loan balance permitted under the terms of the loan. This increase in delinquency is contemplated when we analyze the adequacy of our loan loss allowance. For further information, see Provision for Credit Losses on page 35 and Allowance for Credit and Real Estate Losses on page 63.

Page 61	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	December 31,

	2006				2005

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$56,962	$24,100	$62,887	$143,949	$25,102	$7,197	$23,808	$56,107
Home equity loans and lines of credit	20	212	259	491	-	59	24	83
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	56,982	24,312	63,146	144,440	25,102	7,256	23,832	56,190
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Automobile	47	-	-	47	-	3	-	3
Other consumer	13	1	16	30	20	13	18	51

Total delinquent loans	$57,042	$24,313	$63,162	$144,517	$25,122	$7,272	$23,850	$56,244

Delinquencies as a percentage of total loans	0.41%	0.17%	0.45%	1.03%	0.16%	0.05%	0.15%	0.36%

	2004				2003

Loans secured by real estate:
Residential:
One-to-four units	$17,202	$6,232	$22,947	$46,381	$21,585	$10,045	$29,364	$60,994
Home equity loans and lines of credit	-	30	11	41	-	-	21	21
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	17,202	6,262	22,958	46,422	21,585	10,045	29,385	61,015
Non-mortgage:
Commercial	-	-	428	428	-	-	428	428
Automobile	22	2	-	24	34	4	7	45
Other consumer	31	14	29	74	41	22	67	130

Total delinquent loans	$17,255	$6,278	$23,415	$46,948	$21,660	$10,071	$29,887	$61,618

Delinquencies as a percentage of total loans	0.13%	0.04%	0.16%	0.33%	0.20%	0.10%	0.29%	0.59%

	2002

Loans secured by real estate:
Residential:
One-to-four units	$28,852	$14,010	$51,164	$94,026
Home equity loans and lines of credit	-	-	152	152
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	28,852	14,010	51,316	94,178
Non-mortgage:
Commercial	-	-	466	466
Automobile	98	13	4	115
Other consumer	48	47	59	154

Total delinquent loans	$28,998	$14,070	$51,845	$94,913

Delinquencies as a percentage of total loans	0.26%	0.13%	0.47%	0.86%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Page 62	Navigation Links

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

          Our Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all our loan and investment assets. Our Internal Asset Review Committee is responsible for the review and classification of assets. The Internal Asset Review Committee members include the Director of Internal Asset Review, President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director of Residential Lending, General Counsel, Director of Asset Management, Chief Appraiser, Chief Risk Officer and Director of Regulatory Affairs. The Internal Asset Review Committee meets quarterly to review and determine asset classifications and recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the Internal Asset Review Committee or the Director of Internal Asset Review as delegated by the Committee. The Audit Committee of the Board of Directors quarterly reviews the overall asset quality, the adequacy of valuation allowances on classified and non-classified assets, and our adherence to policies and procedures regarding asset classification and valuation through reports from the Director of Internal Asset Review and others.

          We use an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate allowance to cover asset and loan-related commitment losses. Our current monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk for determining the valuation allowance at a point in time. We currently use a six grade system to classify our assets. The current grades are:

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

Page 63	Navigation Links
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

          The allowance for credit and real estate losses are maintained at an amount management deems adequate to cover inherent losses at the balance sheet date. We have implemented and use an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally determine the allowance for credit losses related to loans under $5 million through a statistical analysis of the expected performance of each loan based on historic trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. Given the above evaluations, the amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance.

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
  Allocated allowances: This element relates to assets with well-defined deficiencies or weaknesses (i.e., assets classified special mention, substandard, doubtful or loss). We calculate losses on an ongoing basis by credit classification for each major asset type. Loss factors based on loss statistics are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then we record a specific allowance for the amount of that difference.
  Unallocated allowance: This element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general valuation and allocated allowances.

Page 64	Navigation Links

          During 2006, our provision for credit losses was $26.6 million, compared with $2.3 million in 2005 and $2.9 million in 2004. Our provision for credit losses and net loan charge-offs resulted in an increase of $26.1 million in our allowance for credit losses to $62.0 million at December 31, 2006. The increase in our allowance reflected an increase of $18.4 million in general valuation allowances to $49.1 million, and $7.7 million in allocated allowances, primarily in our one-to-four unit residential portfolio. There was no change in our unallocated allowance of $2.8 million. The allowance for credit losses was comprised of $61.0 million for loan losses and $1.0 million for loan-related commitments reported in accounts payable and accrued liabilities.

          Our 2005 provision for credit losses and net loan charge-offs resulted in an increase of $1.2 million in our allowance for credit losses to $35.9 million at December 31, 2005, primarily reflected growth in our loan portfolio. The increase in our allowance reflected an increase of $1.9 million in general valuation allowances to $30.7 million, partially offset by a decline of $0.7 million in allocated allowances, primarily in our commercial non-mortgage portfolio. There was no change in our unallocated allowance of $2.8 million. The allowance for credit losses was comprised of $34.6 million for loan losses and $1.3 million for loan-related commitments.

          The following table summarizes the activity in our allowance for loan losses for the years indicated.

(In Thousands)	2006	2005	2004	2003	2002

Allowance for loan losses
Balance at beginning of year	$34,601	$33,343	$29,311	$33,759	$35,322
Provision (reduction)	26,863	2,320	2,543	(3,497)	497
Charge-offs	(661)	(1,500)	(383)	(1,139)	(2,231)
Recoveries	140	438	1,872	188	171

Balance at end of year	$60,943	$34,601	$33,343	$29,311	$33,759

Allowance for loan-related commitments
Balance at beginning of year	$1,314	$1,371	$1,019	$1,240	$798
Provision (reduction)	(259)	(57)	352	(221)	442

Balance at end of year	$1,055	$1,314	$1,371	$1,019	$1,240

Total allowance for credit losses
Balance at beginning of year	$35,915	$34,714	$30,330	$34,999	$36,120
Provision (reduction)	26,604	2,263	2,895	(3,718)	939
Charge-offs	(661)	(1,500)	(383)	(1,139)	(2,231)
Recoveries	140	438	1,872	188	171

Balance at end of year	$61,998	$35,915	$34,714	$30,330	$34,999

          We had net loan charge-offs of $0.5 million in 2006, compared with $1.1 million in 2005, and net recoveries of $1.5 million in 2004.

Page 65	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the years indicated.

(Dollars in Thousands)	2006	2005	2004	2003	2002

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$549	$903	$206	$850	$601
Home equity loans and lines of credit	-	-	-	-	4
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	1,188
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	428	-	20	-
Automobile	1	9	22	54	104
Other consumer	111	160	155	215	334

Total gross loan charge-offs	661	1,500	383	1,139	2,231

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	120	410	26	164	111
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	1,819	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Automobile	-	-	12	4	47
Other consumer	20	28	15	20	13

Total gross loan recoveries	140	438	1,872	188	171

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	429	493	180	686	490
Home equity loans and lines of credit	-	-	-	-	4
Five or more units	-	-	-	-	-
Commercial real estate	-	-	(1,819)	-	1,188
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	428	-	20	-
Automobile	1	9	10	50	57
Other consumer	91	132	140	195	321

Total net loan charge-offs (recoveries)	$521	$1,062	$(1,489)	$951	$2,060

Net loan charge-offs (recoveries) as a
percentage of average loans	-%	0.01%	(0.01)%	0.01%	0.02%

Page 66	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2006	2005	2004	2003	2002

Loans secured by real estate:
Residential:
One-to-four units	$53,918	$28,594	$26,582	$22,422	$27,204
Home equity loans and lines of credit	999	1,386	1,399	427	125
Five or more units	1,030	521	724	697	80
Commercial real estate	267	295	492	1,127	1,364
Construction	581	501	416	648	538
Land	1,016	175	188	173	290
Non-mortgage:
Commercial	14	15	443	456	568
Automobile	-	3	13	38	100
Other consumer	318	311	286	523	690
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$60,943	$34,601	$33,343	$29,311	$33,759

          The following table indicates our allowance as a percentage of loan category balance for the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2006	2005	2004	2003	2002

Loans secured by real estate:
Residential:
One-to-four units	0.41%	0.19%	0.21%	0.23%	0.27%
Home equity loans and lines of credit	0.53	0.51	0.51	0.51	0.28
Five or more units	0.91	0.75	0.75	0.75	0.75
Commercial real estate	1.00	1.02	1.51	2.29	1.91
Construction	1.10	0.61	0.62	0.61	0.52
Land	1.72	0.74	0.74	1.03	0.54
Non-mortgage:
Commercial	0.58	0.38	8.87	9.17	3.78
Automobile	-	2.59	1.52	0.99	0.86
Other consumer	4.70	4.73	4.01	4.71	5.72

Total for loans held for investment	0.45%	0.23%	0.25%	0.29%	0.33%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	December 31,

(Dollars in Thousands)	2006	2005	2004	2003	2002

Loans secured by real estate:
Residential:
One-to-four units	96.71%	96.77%	96.14%	96.34%	96.88%
Home equity loans and lines of credit	1.37	1.81	2.08	0.83	0.43
Five or more units	0.83	0.46	0.73	0.92	0.10
Commercial real estate	0.20	0.19	0.25	0.49	0.69
Construction	0.39	0.54	0.51	1.05	1.00
Land	0.43	0.16	0.19	0.17	0.52
Non-mortgage:
Commercial	0.02	0.03	0.04	0.05	0.15
Automobile	-	-	0.01	0.04	0.11
Other consumer	0.05	0.04	0.05	0.11	0.12

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 67	Navigation Links

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

          In determining impairment, we consider large non-homogeneous loans that are on non-accrual, have been restructured or are performing but exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the net fair value of the loan’s collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows discounted at the loan’s effective rate or the loan’s observable market price. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan, in which case we may recognize interest income. We include impairment losses in the allowance for loan losses through a charge to provision for credit losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for credit losses. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. The recorded investment in loans for which we recognized impairment totaled $11 million at December 31, 2006 and consisted of one land loan. The allowance for loss related to this loan was less than $1 million at December 31, 2006. We had no recorded investment or allowance for losses related to impaired loans at December 31, 2005. There was no interest recognized following impairment on the impaired loan portfolio in 2006, compared with $0.1 million in 2005. For further information regarding impaired loans, see Note 5 of the Notes to Consolidated Financial Statements on page 93.

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the years indicated.

(In Thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$-	$193	$709	$725	$759
Provision (reduction) (a)	601	(193)	(516)	(16)	1,154
Charge-offs (a)	-	-	-	-	(1,188)
Recoveries	-	-	-	-	-

Balance at end of year	$601	$-	$193	$709	$725

(a) The provision of $1.2 million during 2002 and resultant $1.2 million charge-off related to a commercial real estate loan for which a short-pay was accepted in full consideration.

          In addition to losses charged against the allowance for credit losses, we have maintained a valuation allowance for losses on real estate and joint ventures held for investment. The prior year included a recapture of $1.3 million of valuation allowance from the sale of a neighborhood shopping center. The provision in 2003 was related to one property under construction. The provision reduction in 2002 was, in general, due to a continuing improvement in the real estate market which favorably impacted the valuation of certain neighborhood shopping center investments and joint venture investments.

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the years indicated.

(In Thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$103	$1,436	$1,436	$908	$2,690
Provision (reduction)	-	(1,333)	-	528	(448)
Charge-offs	-	-	-	-	(1,334)
Recoveries	-	-	-	-	-

Balance at end of year	$103	$103	$1,436	$1,436	$908

          We do not maintain an allowance for real estate acquired in settlement of loans as we record the related individual assets at the lower of cost or fair value and any losses are recorded as a direct write-off to net operations.

Page 68	Navigation Links

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

          Our primary sources of funds generated during 2006 were from:

  principal repayments of $5.4 billion on loans held for investment and mortgage-backed securities available for sale, including prepayments but excluding refinances of our existing loans;
  maturities or calls of $229 million of U.S. Treasury, government sponsored entities and other investment securities available for sale; and
  a net decline of $101 million in our loans held for sale.

          We used these funds to:

  originate and purchase $3.5 billion of loans held for investment, excluding refinances of our existing loans;
  purchase $1.0 billion of U.S. Treasury, government sponsored entities and other investment securities available for sale;
  reduce borrowings by $947 million; and
  absorb a $92 million reduction in deposits.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At December 31, 2006, our FHLB borrowings totaled $2.1 billion, representing 13.2% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year end, to borrow an additional $6.0 billion. To the extent 2007 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of December 31, 2006, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $393 million, of which $253 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $347 million and operating leases of $18 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of December 31, 2006, the Bank had the capacity to declare a dividend totaling $425 million subject to filing an application with the OTS at least 30 days prior to the distribution and the OTS approves the dividend. At December 31, 2006, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $108 million, up from $44 million at the end of 2005.

          Stockholders’ equity totaled $1.4 billion at December 31, 2006, $1.2 billion at December 31, 2005 and $1.0 billion at December 31, 2004.

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

Page 69	Navigation Links

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments does not represent future cash requirements. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 53 and Note 21 of Notes to the Consolidated Financial Statements on page 110.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the sale, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. We recorded repurchase or indemnification losses related to defects in the origination process of $1.2 million in 2006 and $0.5 million in 2005 and repurchased $3 million of loans in 2006 and $5 million in 2005. We anticipate the repurchase of $8 million of one-to-four single family residential loans from Fannie Mae in the first quarter of 2007, due to the loans being outside Fannie Mae’s underwriting guidelines. A negligible reserve for loan-related commitment losses was established for that repurchase, though none of the loans are delinquent as of December 31, 2006.

          The loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s settlement date. We reserved less than $1 million at December 31, 2006 and 2005 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of December 31, 2006, our maximum sales price premium refund would be $6 million. See Note 21 of Notes to the Consolidated Financial Statements on page 110.

Page 70	Navigation Links

          At December 31, 2006, scheduled maturities of obligations and commitments were as follows:

		After 1 Year	After 3 Years
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,687,380	$309,758	$107,157	$-	$9,104,295
FHLB advances and other borrowings	2,194,971	415,785	-	-	2,610,756
Senior notes	-	-	-	198,260	198,260
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	196,751	-	-	-	196,751
Associated loan forward sale contracts (a)	187,804	-	-	-	187,804
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	363,215	-	-	-	363,215
Associated loan forward sale contracts (a)	341,696	-	-	-	341,696
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed (a)	-	430,000	-	-	430,000
Associated interest rate swap contracts – pay-variable,
receive-fixed (a)	-	430,000	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	139,145	-	-	-	139,145
Undisbursed loan funds and unused lines of credit	19,511	15,473	-	312,354	347,338
Operating leases	5,201	8,029	3,957	1,072	18,259

Total obligations and commitments	$12,135,674	$1,609,045	$111,114	$511,686	$14,367,519

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $253 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 8.82% and its risk-based capital ratio was 17.89% at December 31, 2006. These levels are up from ratios of 7.64% for both core and tangible capital and 14.93% for risk-based capital at December 31, 2005. The Bank continues to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of December 31, 2006.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,499,195			$1,499,195		$1,499,195
Adjustments:
Deductions:
Investment in real estate subsidiary	(76,819)			(76,819)		(76,819)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,120)			(2,120)		(2,120)
Additions:
Unrealized losses on securities available for sale	5,204			5,204		5,204
Allowance for credit losses, net of specific
allowances (a)	-			-		61,895

Regulatory capital	1,422,310	8.82%		1,422,310	8.82%	1,484,205	17.89%
Well capitalized requirement	241,920	1.50	(b)	806,401	5.00	829,657	10.00	(c)

Excess	$1,180,390	7.32%		$615,909	3.82%	$654,548	7.89%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 17.14%.

Page 71	Navigation Links

Current Accounting standards

Financial Accounting Standards Board Interpretation No. 48

          In July of 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48," "the Interpretation"). The Interpretation establishes a "more likely than not" criterion for financial statement recognition and measurement of certain tax positions that result in differences between an entity’s financial statements and tax return income. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that adoption of the Interpretation will result in material changes to our financial statements.

Statement of Financial Accounting Standards No. 155

          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125" to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for us beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on us.

Statement of Financial Accounting Standards No. 156

          In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective for us beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to retained earnings as a result of the initial adoption of SFAS 156 is not expected to be material.

Statement of Financial Accounting Standards No. 157

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial condition and results of operations.

Page 72	Navigation Links

Statement of Financial Accounting Standards No. 158

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS 158"), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Adoption of SFAS 158 is not expected to have a material impact on us.

Staff Accounting Bulletin No. 108

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.

Statement of Financial Accounting Standards No. 159

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Adoption of SFAS 159 is not expected to have a material impact on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 53.

Page 73	Navigation Links

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page 74	Navigation Links

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

          As of December 31, 2006, management conducted an assessment of the effectiveness of Downey’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that Downey’s internal control over financial reporting as of December 31, 2006 is effective.

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

          KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Downey included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Downey’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Downey’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Page 75	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Downey Financial Corp.:

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Downey Financial Corp. and subsidiaries ("Downey") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Downey’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Downey’s internal control over financial reporting based on our audit.

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

          In our opinion, management’s assessment that Downey maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Downey maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Downey Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
February 28, 2007

Page 76	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Downey Financial Corp.:

          We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Downey’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Downey’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California
February 28, 2007

Page 77	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Balance Sheets

	December 31,

(Dollars in Thousands, Except Per Share Data)	2006	2005

Assets
Cash	$124,865	$190,396
Federal funds	1	-

Cash and cash equivalents	124,866	190,396
U.S. Treasury, government sponsored entities and other investment securities
available for sale, at fair value	1,433,176	626,313
Loans held for sale, at lower of cost or fair value	363,215	464,488
Mortgage-backed securities available for sale, at fair value	251	277
Loans held for investment	13,868,227	15,391,759
Allowance for loan losses	(60,943)	(34,601)

Loans held for investment, net	13,807,284	15,357,158
Investments in real estate and joint ventures	59,843	49,344
Real estate acquired in settlement of loans	8,524	908
Premises and equipment	114,052	109,574
Federal Home Loan Bank stock, at cost	152,953	179,844
Mortgage servicing rights, net	21,196	20,302
Other assets	124,029	97,059

	$16,209,389	$17,095,663

Liabilities and Stockholders’ Equity
Deposits	$11,784,869	$11,876,848
Securities sold under agreements to repurchase	469,971	-
Federal Home Loan Bank advances	2,140,785	3,557,515
Senior notes	198,260	198,087
Accounts payable and accrued liabilities	109,797	114,527
Deferred income taxes	103,250	140,467

Total liabilities	14,806,932	15,887,444

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at both December 31, 2006 and 2005;
outstanding 27,853,783 shares at both December 31, 2006 and 2005	282	282
Additional paid-in capital	93,792	93,792
Accumulated other comprehensive loss	(5,204)	(5,408)
Retained earnings	1,330,379	1,136,345
Treasury stock, at cost, 381,239 shares at both December 31, 2006 and 2005	(16,792)	(16,792)

Total stockholders’ equity	1,402,457	1,208,219

	$16,209,389	$17,095,663

See accompanying notes to consolidated financial statements.

Page 78	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,

(Dollars in Thousands, Except Per Share Data)	2006	2005	2004

Interest income
Loans	$1,080,791	$833,540	$566,503
U.S. Treasury and government sponsored entities securities	43,445	21,037	20,750
Mortgage-backed securities	13	12	12
Other investment securities	9,556	8,260	6,810

Total interest income	1,133,805	862,849	594,075

Interest expense
Deposits	417,590	270,062	152,258
Federal Home Loan Bank advances and other borrowings	184,343	143,230	83,651
Senior notes	13,195	13,184	6,881
Junior subordinated debentures	-	-	7,033

Total interest expense	615,128	426,476	249,823

Net interest income	518,677	436,373	344,252
Provision for credit losses	26,604	2,263	2,895

Net interest income after provision for credit losses	492,073	434,110	341,357

Other income, net
Loan and deposit related fees	36,151	36,496	34,174
Real estate and joint ventures held for investment, net	10,953	6,734	13,902
Secondary marketing activities:
Loan servicing income (loss), net	(594)	2,059	(19,225)
Net gains on sales of loans and mortgage-backed securities	43,615	119,961	54,443
Net gains on sales of mortgage servicing rights	-	1,000	616
Net gains (losses) on sales of investment securities	-	28	(16,103)
Litigation award	2,233	1,767	-
Loss on extinguishment of debt	-	-	(4,111)
Other	785	1,887	1,324

Total other income, net	93,143	169,932	65,020

Operating expense
Salaries and related costs	161,060	153,749	148,221
Premises and equipment costs	34,959	32,271	33,980
Advertising expense	6,227	6,068	5,525
Deposit insurance premiums and regulatory assessments	6,439	3,795	3,151
Professional fees	1,793	1,208	1,828
Other general and administrative expense	32,477	36,556	37,061

Total general and administrative expense	242,955	233,647	229,766
Net operation of real estate acquired in settlement of loans	250	(96)	(256)

Total operating expense	243,205	233,551	229,510

Income before income taxes	342,011	370,491	176,867
Income taxes	136,837	153,057	69,205

Net income	$205,174	$217,434	$107,662

Per share information
Basic	$7.37	$7.80	$3.86
Diluted	$7.36	$7.80	$3.85
Cash dividends declared and paid	$0.40	$0.40	$0.40
Weighted average shares outstanding
Basic	27,853,783	27,853,783	27,919,586
Diluted	27,883,867	27,883,251	27,948,179

See accompanying notes to consolidated financial statements.

Page 79	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,

(In Thousands)	2006	2005	2004

Net income	$205,174	$217,434	$107,662

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	(223)	(5,683)	44
Mortgage-backed securities available for sale, at fair value	-	(1)	(4)
Reclassification of realized amounts included in net income	-	(17)	(621)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	759	583	1,682
Reclassification of realized amounts included in net income	(332)	(608)	(1,590)

Total other comprehensive income (loss), net of income taxes (benefits)	204	(5,726)	(489)

Comprehensive income	$205,378	$211,708	$107,173

Consolidated Statements of Stockholders’ Equity

			Accumulated
		Additional	Other
(Dollars in Thousands, Except Per	Common	Paid-in	Comprehensive	Retained	Treasury
Share Data)	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balances at December 31, 2003	282	93,792	807	834,307	(12,170)	917,018
Cash dividends, $0.40 per share	-	-	-	(11,172)	-	(11,172)
Unrealized losses on securities
available for sale	-	-	(581)	-	-	(581)
Unrealized gains on cash flow hedges	-	-	92	-	-	92
Exercise of stock options	-	-	-	(746)	1,589	843
Purchase of treasury stock	-	-	-	-	(6,211)	(6,211)
Net income	-	-	-	107,662	-	107,662

Balances at December 31, 2004	$282	$93,792	$318	$930,051	$(16,792)	$1,007,651
Cash dividends, $0.40 per share	-	-	-	(11,140)	-	(11,140)
Unrealized loss on securities
available for sale	-	-	(5,701)	-	-	(5,701)
Unrealized losses on cash flow hedges	-	-	(25)	-	-	(25)
Net income	-	-	-	217,434	-	217,434

Balances at December 31, 2005	$282	$93,792	$(5,408)	$1,136,345	$(16,792)	$1,208,219
Cash dividends, $0.40 per share	-	-	-	(11,140)	-	(11,140)
Unrealized loss on securities
available for sale	-	-	(223)	-	-	(223)
Unrealized gains on cash flow hedges	-	-	427	-	-	427
Net income	-	-	-	205,174	-	205,174

Balances at December 31, 2006	$282	$93,792	$(5,204)	$1,330,379	$(16,792)	$1,402,457

See accompanying notes to consolidated financial statements.

Page 80	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$205,174	$217,434	$107,662
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	13,184	12,657	16,196
Amortization	117,952	97,007	74,015
Provision for (reduction of) losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing
rights, real estate acquired in settlement of loans and other assets	26,729	(25)	19,762
Net gains on sales of loans and mortgage-backed securities, mortgage
servicing rights, investment securities, real estate and other assets	(54,538)	(123,561)	(50,546)
Interest capitalized on loans (negative amortization)	(292,949)	(134,733)	(22,949)
Federal Home Loan Bank stock dividends	(9,507)	(10,325)	(5,804)
Loans originated and purchased for sale	(3,475,552)	(7,715,200)	(6,783,718)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	3,560,031	8,443,214	5,934,588
Proceeds from sales of mortgage servicing rights	-	-	62,279
Other, net	(126,664)	(137,295)	(100,907)

Net cash provided by (used for) operating activities	(36,140)	649,173	(749,422)

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury, government sponsored entities and other investment
securities available for sale	-	-	1,527,035
Loans originated for investment	-	-	983,014
Wholly owned real estate and real estate acquired in settlement
of loans	13,522	14,417	29,004
Federal Home Loan Bank stock	36,837	91,455	-
Redemption of common securities in Downey Financial Capital Trust I	-	-	3,711
Proceeds from maturities or calls of U.S. Treasury, government
sponsored entities and other investment securities available for sale	228,950	29,555	673,931
Purchase of:
U.S. Treasury, government sponsored entities and other investment
securities available for sale	(1,036,220)	(168,803)	(2,025,088)
Loans held for investment	(21,671)	(62,527)	(238,444)
Premises and equipment	(27,820)	(20,141)	(14,470)
Federal Home Loan Bank stock	(439)	(17,361)	(114,720)
Originations of loans held for investment (net of refinances of $815,457 for the year ended December 31, 2006, $695,217 for
the year ended December 31, 2005 and $636,459 for the year ended
December 31, 2004)	(3,516,352)	(6,628,854)	(8,046,161)
Principal payments on loans held for investment and mortgage-backed
securities available for sale	5,399,581	5,021,687	3,934,195
Net change in undisbursed loans and lines of credit funds	(62,449)	(48,218)	217,589
Investments in real estate and joint ventures held for investment	(4,048)	(267)	(29,380)
Other, net	10,424	4,992	3,337

Net cash provided by (used for) investing activities	1,020,315	(1,784,065)	(3,096,447)

See accompanying notes to consolidated financial statements.

Page 81	Navigation Links

Downey Financial Corp. And Subsidiaries
Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,

(In Thousands)	2006	2005	2004

Cash flows from financing activities
Net increase (decrease) in deposits	$(91,979)	$2,218,870	$1,364,220
Proceeds from FHLB advances and other borrowings	30,564,994	33,167,675	22,862,169
Repayments of FHLB advances and other borrowings	(31,515,323)	(34,160,425)	(20,423,430)
Proceeds from the issuance of senior notes	-	-	197,844
Redemption of junior subordinated debentures	-	-	(123,711)
Purchase of treasury stock	-	-	(6,211)
Proceeds from reissuance of treasury stock for exercise of
stock options	-	-	843
Cash dividends	(11,140)	(11,140)	(11,172)
Other, net	3,743	(9,194)	(8,348)

Net cash provided by (used for) financing activities	(1,049,705)	1,205,786	3,852,204

Net increase (decrease) in cash and cash equivalents	(65,530)	70,894	6,335
Cash and cash equivalents at beginning of period	190,396	119,502	113,167

Cash and cash equivalents at end of period	$124,866	$190,396	$119,502

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$616,415	$409,807	$243,094
Income taxes	177,255	143,991	20,907
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	46,528	31,912	18,071
Loans transferred from held for investment to held for sale	2,365	330	995,696
Loans exchanged for mortgage-backed securities	933,160	1,029,223	1,796,201
Real estate acquired in settlement of loans	11,208	1,939	3,415
Loans to facilitate the sale of real estate acquired in settlement
of loans	-	126	98

See accompanying notes to consolidated financial statements.

Page 82	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for credit, real estate and mortgage servicing rights ("MSRs") losses, the valuation of interest rate lock commitments and prepayment reserves related to sales of loans and MSRs. Management believes that the allowances established for credit, real estate and MSRs losses are adequate, that the valuations of interest rate lock commitments are reasonable and that the prepayment reserves are sufficient. While management uses available information to recognize losses on loans, loan-related commitments, real estate and MSRs; to value interest rate lock commitments; and to review the adequacy of prepayment reserves, future changes to the allowances, valuations or prepayment reserves that may be necessary based on changes in economic conditions, including market interest rates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Downey’s allowances for losses on loans, loan-related commitments, real estate and MSRs; valuation of interest rate lock commitments; and prepayment reserves. Such agencies may require Downey to recognize changes to the allowances, valuations or prepayment reserves based on their judgments about information available to them at the time of their examination.

Downey is required to carry its loans held for sale portfolio, mortgage-backed and investment securities available for sale portfolios, real estate acquired in settlement of loans, real estate held for investment or under development, derivatives and MSRs at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset or liability. Fair value for investment and mortgage-backed securities and loans held for sale, is based on bid prices or bid quotations received from security dealers or readily available market quote systems. Fair value for derivatives is based on dealer quoted market prices acquired from third parties. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value for MSRs is determined by computing the present value of the expected net servicing income from the portfolio by strata, determined by key characteristics of the underlying loans, primarily coupon interest rate and whether the loans are fixed or variable rate.

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

Mortgage-Backed Securities Purchased Under Resale Agreements, U.S. Treasury Securities and Government Sponsored Entity Securities, Other Investment Securities, Municipal Securities and Mortgage-Backed Securities

Downey has established written guidelines and objectives for its investing activities. At the time of purchase of a mortgage-backed security purchased under resale agreement, U.S. Treasury security and government sponsored entity security, , other investment security, municipal security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey’s investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

Held to Maturity.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held to maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts, adjusted for anticipated prepayments. It is the positive intent of Downey, and Downey has the ability, to hold these securities until maturity as part of its portfolio of long-term, interest-earning assets. If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations. Downey had no investment securities classified as held to maturity at December 31, 2006 or 2005.

Available for Sale.

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, adjusted for anticipated prepayments. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other than temporarily impaired.

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

Held for Trading.

Securities held for trading are carried at fair value. Realized and unrealized gains and losses are reflected in earnings. Downey had no investment securities classified as held for trading at December 31, 2006 or 2005.

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

Loans Held for Sale

Downey identifies those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or fair value, determined on an aggregate basis. Effective with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the carrying amount includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of rate lock to the date of funding. Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value. If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the allowance for loan losses.

Gains or Losses on Sales of Loans and MSRs

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. Downey capitalizes MSRs acquired through purchase or when mortgage loans are sold or securitized with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income (loss), net.

Allowance for MSRs Losses

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

Downey capitalizes and measures MSRs impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: mortgage loans by loan term and coupon rate (stratified in 50 basis point increments). Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss), net. An impairment is considered permanent when the underlying loans have repaid faster than the amortization of the associated MSRs, thereby requiring a reduction in the carrying value of the MSR.

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

Loan origination fees and related incremental direct loan origination costs are deferred and amortized to income using the interest method over the contractual life of the loans, adjusted for actual prepayments. Fees received for a commitment to originate or purchase a loan or group of loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment. The amortization of deferred fees and costs is discontinued on loans that are contractually ninety days past due or when collection of interest appears doubtful. Any remaining deferred fees or costs and prepayment fees associated with loans that payoff prior to contractual maturity are included in interest income in the period of payoff.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at an amount management deems adequate to cover inherent losses at the balance sheet date. The allowance for credit losses includes an allowance for loan losses reported as a reduction of loans held for investment and the allowance for loan-related commitments reported in accounts payable and accrued liabilities. In 2006, Downey reclassified to liabilities the allowance for loan-related commitments which was previously included with the allowance for loan losses. Previously reported periods were reclassified to conform to the current period presentation. Downey has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, Downey evaluates the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, generally, Downey reviews all loans under $5 million through a statistical analysis of the expected performance of each loan based on historic trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based on an analysis of macro-economic and other trends that are likely to affect the borrower’s ability to repay their loan according to their loan terms. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets with no well-defined deficiency or weakness and are determined by applying against such assets loss factors for each major asset type that consider past loss experience and asset duration. Allocated allowances relate to assets with well-defined deficiencies or weaknesses and are generally determined by loss factors based on loss statistics or are determined by the excess of the recorded investment in the asset over the fair value of the collateral, where appropriate. The unallocated allowance is more subjective and is reviewed quarterly to take into consideration estimation errors and other loss factors such as prevailing and forecasted economic conditions that are not necessarily captured in determining the general valuation and allocated allowances.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

observable market price. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for credit losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to real estate owned and the fair value of the property is less than the loan balance. Recoveries are credited to the allowance.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Impairment of Long-Lived Assets

Downey reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Securities Sold Under Agreements to Repurchase

Downey enters into sales of securities under agreements to repurchase. Repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in Downey’s consolidated financial statements. The securities collateralizing these repurchase agreements are delivered to several major national brokerage firms who arranged the transactions. These securities are reflected as assets in Downey’s consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to Downey at the maturity of the agreements.

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

Stock Option Plan

Downey has not issued stock options during 2006, 2005 or 2004 and all outstanding options were fully vested prior to 2004. Therefore for the years 2006, 2005 and 2004, Downey’s net income and income per share would not have been reduced had Downey applied the fair value method of accounting set forth in Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

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

Current Accounting Standards

Financial Accounting Standards Board Interpretation No. 48

In July of 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48," "the Interpretation"). The Interpretation establishes a "more likely than not" criterion for financial statement recognition and measurement of certain tax positions that result in differences between an entity’s financial statements and tax return income. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that adoption of the Interpretation will result in material changes to its financial statements.

Statement of Financial Accounting Standards No. 155

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125" to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for Downey beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on Downey.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective for Downey beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to retained earnings as a result of the initial adoption of SFAS 156 is not expected to be material.

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

Statement of Financial Accounting Standards No. 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS 158"), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Adoption of SFAS 158 is not expected to have a material impact on Downey.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Adoption of SFAS 159 is not expected to have a material impact on Downey.

Page 90	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(2) U.S. Treasury, Government Sponsored Entities and Other Investment Securities Available for Sale

The amortized cost and estimated fair value of U.S. Treasury, government sponsored entity and other investment securities available for sale are summarized as follows:

		Gross	Gross	Estimated
Amortized		Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$-	$-	$-	$-
Government sponsored entities securities	1,442,709	-	9,596	1,433,113
Other investment securities	63	-	-	63

December 31, 2006	$1,442,772	$-	$9,596	$1,433,176

U.S. Treasury securities	$-	$-	$-	$-
Government sponsored entities securities	635,459	8	9,218	626,249
Other investment securities	64	-	-	64

December 31, 2005	$635,523	$8	$9,218	$626,313

At December 31, 2006, 34% of Downey’s securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 2.00% at various specified times over a range from February 2007 to December 2012. In addition, at December 31, 2006, all of these investment securities contained call provisions ranging from January 2007 to September 2014.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2006:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Government sponsored entities
securities	858,323	2,902	574,790	6,694	1,433,113	9,596
Other investment securities	-	-	-	-	-	-

Total temporarily impaired
securities	$858,323	$2,902	$574,790	$6,694	$1,433,113	$9,596

December 31, 2005:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Government sponsored entities
securities	484,955	7,361	116,286	1,858	601,241	9,219
Other investment securities	-	-	-	-	-	-
Total temporarily impaired

securities	$484,955	7,361	116,286	1,858	601,241	9,219

The temporary impairment in both years is a result of the change in market interest rates and not the underlying issuers’ ability to repay. Downey has the intent and ability to hold these securities until the temporary impairment is eliminated. Accordingly, Downey has not recognized the temporary impairment in the earnings of either year.

Page 91	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The amortized cost and estimated fair value of U.S. Treasury, government sponsored entity and other investment securities available for sale at December 31, 2006, by contractual maturity, are shown below.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	1,055,614	1,051,605
Due after five years through ten years	387,095	381,508
Due after ten years	63	63

Total	$1,442,772	$1,433,176

Proceeds and gross realized gains and losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of U.S. Treasury, government sponsored entity and other investment securities available for sale are recorded using the specific identification method and are summarized as follows:

(In Thousands)	2006	2005	2004

Proceeds	$-	$-	$1,527,035

Gross realized gains	$-	$-	$4,916

Gross realized losses	$-	$-	$21,494

In 2006, no gains or losses were realized on called securities and no securities were sold. Net unrealized losses on investment securities available for sale were recognized in stockholders’ equity as accumulated other comprehensive income (loss) in the amount of $9.6 million, or $5.5 million net of income taxes, at December 31, 2006, and $9.2 million, or $5.3 million net of income taxes, at December 31, 2005.

(3) Loans and Mortgage-Backed Securities Purchased Under Resale Agreements

There were no loans and mortgage-backed securities purchased under resale agreements in either 2006 or 2005.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated fair value of the mortgage-backed securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

December 31, 2006:
Non-government sponsored entities certificates	$253	$-	$2	$251

Total	$253	$-	$2	$251

December 31, 2005:
Non-government sponsored entities certificates	$278	$-	$1	$277

Total	$278	$-	$1	$277

Net unrealized gains on mortgage-backed securities available for sale recognized in stockholders’ equity as accumulated other comprehensive income was less than $1,000 at both at December 31, 2006 and 2005.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Proceeds and gross realized gains and losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of mortgage-backed securities available for sale are recorded using the specific identification method and are summarized as follows:

(In Thousands)	2006	2005	2004

Proceeds	$933,896	$1,035,461	$1,800,927

Gross realized gains	$5,643	$8,261	$14,825

Gross realized losses	$791	$887	$2,522

(5) Loans

Loans are summarized as follows:

	December 31,

(In Thousands)	2006	2005

Held for investment:
Loans secured by real estate:
Residential:
One-to-four units	$13,227,004	$14,674,690
Home equity loans and lines of credit	187,939	274,014
Five or more units	113,488	69,531
Commercial real estate	26,700	28,791
Construction	52,922	82,379
Land	58,910	23,630
Non-mortgage:
Commercial	2,400	3,981
Automobile	17	116
Other consumer	6,761	6,577

Total loans held for investment	13,676,141	15,163,709
Increase (decrease) for:
Undisbursed loan funds	(40,208)	(51,838)
Net deferred costs and premiums	232,294	279,888
Allowance for losses	(60,943)	(34,601)

Total loans held for investment, net	$13,807,284	$15,357,158

Held for sale:
Loans secured by real estate:
Residential one-to-four units	$358,128	$459,081
Net deferred costs and premiums	4,789	5,841
Capitalized basis adjustment (a)	298	(434)

Total loans held for sale, net	$363,215	$464,488

(a) Reflected the change in fair value of the interest rate lock derivative from the commitment date to the date of funding.

At December 31, 2006, approximately 89% of the real estate securing Downey’s loans was located in California.

The combined weighted average interest yield on loans held for investment and sale was 7.59% and 6.10% at December 31, 2006 and 2005, respectively, and averaged 6.89%, 5.39% and 4.43% during 2006, 2005 and 2004, respectively.

Page 93	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Most of Downey’s adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments. At December 31, 2006, loans subject to negative amortization represented 85% of Downey’s residential one-to-four unit adjustable rate portfolio held for investment, of which $320 million represented the amount of negative amortization included in the loan balance. This compares to 91% and $133 million, respectively, at December 31, 2005. During 2006, approximately 27% of our loan interest income represented negative amortization, up from 16% in 2005 and 4% in 2004.

A summary of activity in the allowance for loan losses for loans held for investment during 2006, 2005 and 2004 follows:

					Not
	Real			Other	Specifically
(In Thousands)	Estate	Commercial	Automobile	Consumer	Allocated	Total

Balance at December 31, 2003	$25,494	$456	$38	$523	$2,800	$29,311
Provision for (reduction of)
loan losses	2,668	(13)	(15)	(97)	-	2,543
Charge-offs	(206)	-	(22)	(155)	-	(383)
Recoveries	1,845	-	12	15	-	1,872

Balance at December 31, 2004	29,801	443	13	286	2,800	33,343
Provision for (reduction of)
loan losses	2,164	-	(1)	157	-	2,320
Charge-offs	(903)	(428)	(9)	(160)	-	(1,500)
Recoveries	410	-	-	28	-	438

Balance at December 31, 2005	31,472	15	3	311	2,800	34,601
Provision for (reduction of)
loan losses	26,768	(1)	(2)	98	-	26,863
Charge-offs	(549)	-	(1)	(111)	-	(661)
Recoveries	120	-	-	20	-	140

Balance at December 31, 2006	$57,811	$14	$-	$318	$2,800	$60,943

During 2006, provision for loan losses totaled $26.9 million, compared with $2.3 million in 2005 and $2.5 million in 2004. During 2006, unsold housing inventory increased, home prices declined, negative amortization balances increased and loan defaults rose. These trends are typically leading indicators of increased losses inherent in the portfolio but as yet not explicitly identified and quantified. As a result, an increase in the allowance for loan losses was deemed appropriate. The prior year provision for loan losses was primarily due to increased credit risk associated with growth in our loan portfolio.

Net charge-offs were less than 0.01% of average loans in 2006 and were 0.01% in 2005, while net recoveries represented 0.01% of average loans in 2004.

A summary of activity in the allowance for loan-related commitment losses for loans held for investment, included in accounts payable and accrued liabilities, during 2006, 2005 and 2004 follows:

	Real		Other
(In Thousands)	Estate	Commercial	Consumer	Total

Balance at December 31, 2003	$959	$4	$56	$1,019
Provision for (reduction of) estimated losses	355	4	(7)	352

Balance at December 31, 2004	1,314	8	49	1,371
Reduction of estimated losses	(51)	(2)	(4)	(57)

Balance at December 31, 2005	1,263	6	45	1,314
Reduction of estimated losses	(252)	(3)	(4)	(259)

Balance at December 31, 2006	$1,011	$3	$41	$1,055

Page 94	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

There was one impaired loan at December 31, 2006 secured by land. There were no impaired loans at December 31, 2005, while there was one impaired loan at December 31, 2004 secured by commercial real estate. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

	Carrying	Specific	Net
(In Thousands)	Value	Allowance	Balance

December 31, 2006:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	11,345	-	11,345

Total impaired loans	$11,345	$-	$11,345

December 31, 2005:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	-	-	-

Total impaired loans	$-	$-	$-

December 31, 2004:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	2,750	-	2,750

Total impaired loans	$2,750	$-	$2,750

The average recorded investment in impaired loans totaled $0.9 million and $0.6 million in 2006 and 2005, respectively. There was no interest recognized following impairment on the impaired loan portfolio in 2006. Total interest recognized on the impaired loan portfolio was $0.1 million and $0.8 million in 2005 and 2004, respectively, which is virtually the same for interest recognized on a cash basis over the periods mentioned.

The aggregate amount of non-accrual loans that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $102 million and $34 million at December 31, 2006 and 2005, respectively. Downey had virtually no commitments to lend additional funds to borrowers whose loans were on non-accrual status. At December 31, 2006 and 2005, Downey had no troubled debt restructurings.

Interest due on non-accrual loans, but excluded from interest income, was approximately $3.8 million at December 31, 2006, compared to $1.2 million at December 31, 2005 and $1.1 million at December 31, 2004.

Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At both December 31, 2006 and 2005, the Bank had extended loans to one director and his associates totaling $21 million. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2006 and 2005:

(In Thousands)	2006	2005

Balance at beginning of period	$21,341	$21,341
Additions	-	948
Repayments	(667)	(948)

Balance at end of period	$20,674	$21,341

Page 95	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(6) Investments in Real Estate and Joint Ventures

Investments in real estate and joint ventures are summarized as follows:

	December 31,

(In Thousands)	2006	2005

Gross investments in real estate (a)	$38,173	$27,098
Accumulated depreciation	(3,018)	(2,997)
Allowance for losses	(103)	(103)

Investments in real estate	35,052	23,998

Equity in joint ventures	24,791	25,346
Joint venture valuation allowance	-	-

Investments in joint ventures	24,791	25,346

Total investments in real estate and joint ventures	$59,843	$49,344

(a) Included $8 million invested in community development funds in 2006 and $4 million in 2005.

The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of less than $1 million at December 31, 2006:

(In Thousands)	California	Arizona	Total

Shopping centers	$899	$12	$911
Residential (a)	32,422	-	32,422
Land	24,810	1,700	26,510

Total real estate before general valuation allowance	$58,131	$1,712	59,843
General valuation allowance			-

Net investment in real estate and joint ventures			$59,843

(a) Included $8 million invested in community development funds.

A summary of real estate and joint venture operations included in Downey’s results of operations is as follows:

(In Thousands)	2006	2005	2004

Wholly owned operations:
Rental operations:
Rental income	$1,501	$2,083	$2,336
Costs and expenses	(630)	(741)	(1,322)

Net rental operations	871	1,342	1,014
Net gains on sales of wholly owned real estate	3,051	477	5,657
Reduction of losses on real estate	-	1,333	-

Total wholly owned operations	3,922	3,152	6,671

Joint venture operations:
Equity in net income from joint ventures	7,031	3,582	7,231
Provision for losses provided by DSL Service Company	-	-	-

Total joint venture operations	7,031	3,582	7,231

Total	$10,953	$6,734	$13,902

Page 96	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Activity in the allowance for losses on investments in real estate and joint ventures for 2006, 2005 and 2004 is as follows:

	Real Estate	Shopping
	Held for	Centers	Investments
	or Under	Held for	In Joint
(In Thousands)	Development	Investment	Ventures	Total

Balance at December 31, 2003	$103	$1,333	$-	$1,436
Provision for estimated losses	-	-	-	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Balance at December 31, 2004	103	1,333	-	1,436
Reduction of estimated losses	-	(1,333)	-	(1,333)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Balance at December 31, 2005	103	-	-	103
Provision for estimated losses	-	-	-	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Balance at December 31, 2006	$103	$-	$-	$103

Condensed financial information of joint ventures reported on the equity method is as follows:

Condensed Combined Balance Sheets - Joint Ventures

	December 31,

(In Thousands)	2006	2005

Assets
Cash	$8,683	$12,678
Projects under development	74,659	77,618
Other assets	4,079	1,282

	$87,421	$91,578

Liabilities and Equity
Liabilities:
Notes payable	$56,088	$57,661
Other	4,743	8,167
Equity:
DSL Service Company (a)	24,791	25,346
Other partners (b)	1,799	404

Net equity	26,590	25,750

	$87,421	$91,578

(a) Included priority return payments from joint ventures to DSL Service Company.
(b) Represents the other partner’s equity interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of funding costs. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey’s internal asset review process, the fair value of the joint venture real estate assets, net of secured notes payable to others, is compared to the partners’ equity investment. To the extent the fair value of the real estate assets is less than the partners’ equity investment, a provision is made to create a valuation allowance for DSL Service Company’s share of the loss. No valuation allowance was required at both December 31, 2006 and 2005.

Page 97	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Combined Statements of Operations - Joint Ventures

(In Thousands)	2006	2005	2004

Real estate sales:
Sales	$62,878	$33,243	$32,966
Cost of sales	(50,786)	(26,707)	(21,886)

Net gains on sales	12,092	6,536	11,080
Other expenses	(795)	(80)	(473)

Net income	11,297	6,456	10,607
Less other partners’ share of net income	(4,266)	(2,874)	(3,376)

DSL Service Company’s share of net income	$7,031	$3,582	$7,231

(7) Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans was $8.5 million and $0.9 million at December 31, 2006 and 2005, respectively. A summary of net operation of real estate acquired in settlement of loans included in Downey’s results of operations follows:

(In Thousands)	2006	2005	2004

Net gains on sales	$(337)	$(438)	$(603)
Net operating expense	524	126	239
Provision for estimated losses	63	216	108

Net operations of real estate acquired in settlement of loans	$250	$(96)	$(256)

(8) Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,

(In Thousands)	2006	2005

Land	$29,697	$27,436
Building and improvements	110,363	104,501
Furniture, fixtures and equipment	101,809	102,324
Construction in progress	333	4,973
Other	107	107

Total premises and equipment	242,309	239,341
Accumulated depreciation	(128,257)	(129,767)

Total premises and equipment, net	$114,052	$109,574

The associated depreciation expense was $13.0 million for 2006 and $12.3 million for 2005. Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend. Rental expense was $5.7 million in 2006, $5.3 million in 2005 and $4.8 million in 2004. The following table summarizes future minimum rental commitments under noncancelable leases.

(In Thousands)

2007	$5,201
2008	4,375
2009	3,654
2010	2,523
2011	1,434
Thereafter (a)	1,072

Total future lease commitments	$18,259

(a) There are no lease commitments beyond the year 2015, though options to renew at that time are available.

Page 98	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(9) Federal Home Loan Bank Stock

The Bank’s required investment in Federal Home Loan Bank ("FHLB") of San Francisco stock, carried at cost, based on December 31, 2006 financial data, was $101 million. The investment in FHLB stock amounted to $153 million and $180 million at December 31, 2006 and 2005, respectively. Each member of the FHLB is required to own a minimum stock amount equal to the greater of 1% of membership asset value (capped at $25 million) or 4.7% of FHLB advances.

(10) Mortgage Servicing Rights

The following table summarizes the activity in MSRs and its related allowance for the years indicated and other related financial data:

(Dollars in Thousands)	2006	2005	2004

Gross balance at beginning of period	$21,157	$20,502	$95,183
Additions (a)	5,325	6,424	31,991
Amortization	(4,370)	(5,156)	(17,789)
Sales	-	(101)	(61,663)
Impairment write-down	(677)	(512)	(27,220)

Gross balance at end of period	21,435	21,157	20,502

Allowance balance at beginning of period	855	2,538	13,008
Provision for (reduction of) impairment	61	(1,171)	16,750
Impairment write-down	(677)	(512)	(27,220)

Allowance balance at end of period	239	855	2,538

Total mortgage servicing rights, net	$21,196	$20,302	$17,964

As a percentage of associated mortgage loans	0.89%	0.86%	0.86%
Estimated fair value (b)	22,828	20,351	17,968
Weighted average expected life (in months)	54	47	53
Custodial account earnings rate	5.28%	4.46%	2.69%
Weighted average discount rate	10.28	9.32	9.03

At period end
Mortgage loans serviced for others:
Total	$5,908,233	$5,292,253	$6,672,984
With capitalized mortgage servicing rights: (b)
Amount	2,394,754	2,362,539	2,100,452
Weighted average interest rate	5.75%	5.60%	5.59%
Total loans sub-serviced without mortgage servicing rights: (c)
Term – less than six months	93,074	123,552	610,263
Term – indefinite	3,404,342	2,785,090	3,931,483

Custodial account balances	$172,462	$117,451	$143,765

(a) Included minor amounts repurchased.
(b) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(c) Servicing is performed for a fixed fee per loan each month.

Key assumptions, which vary due to changes in market interest rates and are used to determine the fair value of MSRs, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impact the value of custodial accounts; and the discount rate used in valuing future cash flows. The following table summarizes the estimated changes in the fair value of MSRs for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. The table also summarizes the earnings impact associated with provisions for or reductions of the valuation allowance for MSRs. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate (stratified in 50 basis point increments). Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$2,227	$1,134	$(805)	$2,488
Reduction of (increase in) valuation allowance	153	111	(161)	172

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(5,660)	(1,157)	831	(6,649)
Reduction of (increase in) valuation allowance	(5,012)	(299)	73	(5,686)

(a) The weighted-average expected life of the MSRs portfolio becomes 65 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 33 months.

The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the years indicated:

(In Thousands)	2006	2005	2004

Net cash servicing fees	$6,370	$7,091	$20,945
Payoff and curtailment interest cost (a)	(2,533)	(1,047)	(5,631)
Amortization of mortgage servicing rights	(4,370)	(5,156)	(17,789)
(Provision for) reduction of impairment of mortgage servicing rights	(61)	1,171	(16,750)

Total loan servicing income (loss), net	$(594)	$2,059	$(19,225)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

Based on the key assumptions mentioned above, the following table presents Downey’s estimated MSR amortization for the next five years:

(In Thousands)

2007	$4,157
2008	3,426
2009	2,730
2010	2,188
2011	1,754
Thereafter	7,180

Total MSR amortization	$21,435

Page 100	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(11) Other Assets

Other assets are summarized as follows:

	December 31,

(In Thousands)	2006	2005

Accrued interest receivable	$91,192	$67,997
Commitments to invest in community development funds	11,993	10,720
Prepaid expenses	7,493	6,277
Loan forward sales contracts	718	1,619
Interest rate lock commitments	40	279
Excess of purchase price over fair value of
assets acquired and liabilities assumed, net (a)	3,150	3,150
Other	9,443	7,017

Total other assets	$124,029	$97,059

(a) No impairment existed at December 31, 2006 or 2005.
(12) Deposits

Deposits are summarized as follows:

	December 31,

	2006		2005

	Weighted		Weighted
	Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking	-%	$769,086	-%	$705,077
Interest-bearing checking (a)	0.28	493,620	0.30	529,133
Money market	1.04	148,448	1.05	164,192
Regular passbook	0.97	1,269,420	1.04	1,816,635

Total transaction accounts	0.57	2,680,574	0.69	3,215,037
Certificates of deposit:
Less than 2.00%	1.29	22,566	1.68	86,992
2.00-2.49	2.29	686	2.41	147,632
2.50-2.99	2.80	25,375	2.78	215,297
3.00-3.49	3.30	128,294	3.27	1,001,901
3.50-3.99	3.89	237,155	3.78	4,114,751
4.00-4.49	4.31	692,386	4.17	2,622,618
4.50-4.99	4.82	2,722,829	4.81	455,192
5.00-5.49	5.19	5,008,378	5.07	14,516
5.50 and greater	5.54	266,626	5.61	2,912

Total certificates of deposit	4.94	9,104,295	3.83	8,661,811

Total deposits	3.95%	$11,784,869	2.98%	$11,876,848

(a) Included amounts swept into money market deposit accounts.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $3.8 billion and $3.6 billion at December 31, 2006 and 2005, respectively.

Page 101	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

At December 31, 2006, scheduled maturities of certificates of deposit are as follows:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2007	4.99%	$8,687,380
2008	4.04	231,122
2009	3.95	78,636
2010	4.34	72,494
2011	4.56	34,663
Thereafter	-	-

Total	4.94%	$9,104,295

The weighted average cost of deposits averaged 3.49%, 2.46% and 1.67% during 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, public funds totaled $3.0 million and $1.7 million, respectively, and were secured by mortgage loans with a carrying value of approximately $7 million and $3 million, respectively.

Interest expense on deposits by type is summarized as follows:

(In Thousands)	2006	2005	2004

Interest-bearing checking (a)	$1,718	$1,886	$2,007
Money market	1,632	1,679	1,539
Regular passbook	15,082	23,732	38,458
Certificate accounts	399,158	242,765	110,254

Total deposit interest expense	$417,590	$270,062	$152,258

(a) Included amounts swept into money market deposit accounts.

Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $2.1 million at December 31, 2006 and $1.3 million at December 31, 2005.

(13) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized as follows:

(Dollars in Thousands)	2006	2005	2004

Balance at year end	$469,971	$-	$-
Average balance outstanding during the year	234,596	-	155,204
Maximum amount outstanding at any month-end during the year	469,971	-	507,027
Weighted average interest rate during the year	5.32%	-%	0.87%

The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various sale dates.

Page 102	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(14) Federal Home Loan Bank Advances

FHLB advances are summarized as follows:

(Dollars in Thousands)	2006	2005	2004

Balance at year end (a)	$2,140,785	$3,557,515	$4,559,622
Average balance outstanding during the year	3,202,630	4,068,551	3,395,547
Maximum amount outstanding at any month-end during the year	3,825,741	5,093,874	4,698,051
Weighted average interest rate during the year (a)	5.37%	3.52%	2.42%
Weighted average interest rate at year end (a)	5.87	4.71	2.77
Year-end loans securing advances	$2,555,555	$4,206,235	$5,374,176

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

In addition to the collateral securing existing advances, Downey had an additional $4.2 billion in loans available at the FHLB as collateral for any future advances as of December 31, 2006.

FHLB advances have the following maturities at December 31, 2006:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2007	5.37%	$1,725,000
2008 (a)	7.96	415,785
2009	-	-
2010	-	-
2011	-	-
Thereafter	-	-

Total	5.87%	$2,140,785

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.
(15) Senior Notes

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

(16) Junior Subordinated Debentures

On July 23, 2004, Downey redeemed the junior subordinated debentures before maturity and incurred a loss on extinguishment of $4.1 million. These debentures had a principal amount of $124 million payable by Downey Financial Corp. to Downey Financial Capital Trust I ("Trust"), a wholly owned special purpose entity. The Trust in turn redeemed all of its outstanding capital securities and common securities. On July 23, 1999, Downey issued through the Trust $120 million in 10.00% capital securities. The capital securities, which were sold in a public underwritten offering, paid quarterly cumulative cash distributions at an annual rate of 10.00% of the liquidation value of $25 per share. The capital securities represented undivided beneficial interests in the Trust. Downey owned all of the issued and outstanding common securities of the Trust aggregating $4 million and reported them separately on the balance sheet. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the junior subordinated debentures issued by Downey Financial Corp. The sole asset of the Trust was the junior subordinated debentures. The debentures carried an interest rate of 10.00% and were due September 15, 2029.

Page 103	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(17) Income Taxes

Current income taxes receivable of $2.3 million were recorded at December 31, 2006, while current income taxes payable of $1 million were recorded at December 31, 2005.

Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

	December 31,

(In Thousands)	2006	2005

Deferred tax liabilities:
Deferred loan costs	$116,782	$137,361
FHLB stock dividends	26,894	24,393
Tax reserves in excess of base year	3,179	7,353
Deferred loan fees	4,563	4,760
Mortgage servicing rights, net of allowances	8,131	7,748
Equity in joint ventures	4,171	3,568
Depreciation on premises and equipment	2,261	1,768
Derivative instrument adjustment	244	-

Total deferred tax liabilities	166,225	186,951

Deferred tax assets:
Loan valuation allowances, net of bad debt charge-offs	(28,061)	(16,013)
California franchise tax	(16,431)	(10,667)
Deferred compensation	(2,096)	(1,777)
Fair value adjustment on loans held for sale	(1,229)	(564)
Real estate and joint venture valuation allowances	(53)	(57)
Derivative instrument adjustment	-	(68)
Unrealized losses on investment securities	(4,060)	(3,897)
Other deferred income items	(11,045)	(13,441)

Total deferred tax assets	(62,975)	(46,484)
Deferred tax assets valuation allowance	-	-

Net deferred tax liability	$103,250	$140,467

Income taxes are summarized as follows:

(In Thousands)	2006	2005	2004

Federal:
Current	$131,172	$95,330	$56,092
Deferred	(26,643)	17,299	(6,139)

Total federal income taxes	$104,529	$112,629	$49,953

State:
Current	$43,032	$30,478	$13,936
Deferred	(10,724)	9,950	5,316

Total state income taxes	$32,308	$40,428	$19,252

Total:
Current	$174,204	$125,808	$70,028
Deferred	(37,367)	27,249	(823)

Total income taxes	$136,837	$153,057	$69,205

Page 104	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A reconciliation of income taxes to the expected statutory federal corporate income taxes follows:

	2006		2005		2004

(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Expected statutory income taxes	$119,704	35.0%	$129,672	35.0%	$61,904	35.0%
California franchise tax, net of federal income
tax benefit	23,544	6.9	26,278	7.1	12,514	7.1
Settlement of prior year tax return issues	(3,179)	(0.9)	(3,179)	(0.9)	(5,589)	(3.2)
Reduction to tax reserves	(3,819)	(1.1)	-	-	-	-
Increase resulting from other items	587	0.1	286	0.1	376	0.2

Income taxes	$136,837	40.0%	$153,057	41.3%	$69,205	39.1%

The effective tax rates reflected reductions to federal tax expense of $3.2 million for 2006 and 2005, and $5.6 million for 2004, from the settlement of prior-year tax return issues. In addition, the rate for 2006 reflected a $3.8 million decline in the income tax reserves related to management’s favorable assessment of Downey’s income tax exposure.

Downey made income and franchise tax payments, net of refunds, amounting to $177.3 million, $144.0 million and $20.9 million in 2006, 2005 and 2004, respectively.

Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service and state taxing authorities have examined Downey’s tax returns for all tax years through 2003. Downey’s management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

(18) Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follows:

	December 31,

(In Thousands)	2006	2005

Accumulated other comprehensive income (loss)
Net unrealized losses on securities available for sale	$(5,537)	$(5,314)
Net unrealized losses on mortgage-backed securities
available for sale, at fair value	(1)	(1)
Net unrealized gains (losses) on cash flow hedges	334	(93)

Balance at end of year	$(5,204)	$(5,408)

Regulatory Capital

The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2006 and 2005.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Downey’s subprime portfolio, pursuant to its definition, represented 58% of Tier 1 capital as of year-end 2006. The OTS notified Downey that as of March 31, 2003, it was required to risk weight the subprime residential loans at 75% versus a 50% risk weighting. This change increased the required regulatory capital associated with subprime loans by one and one-half times that of prime residential loans. Downey is not subject to any other regulatory capital requirements.

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

			Under Prompt Corrective Action Provisions

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2006:
Risk-based capital
(to risk-weighted assets)	$1,484,205	17.89%	$663,726	8.00%	$829,657	10.00%
Core capital
(to adjusted assets)	1,422,310	8.82	483,841	3.00	806,401	5.00
Tangible capital
(to adjusted assets)	1,422,310	8.82	241,920	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	1,422,310	17.14	-	- (a)	497,794	6.00

2005:
Risk-based capital
(to risk-weighted assets)	$1,336,650	14.93%	$716,353	8.00%	$895,442	10.00%
Core capital
(to adjusted assets)	1,300,752	7.64	510,620	3.00	851,033	5.00
Tangible capital
(to adjusted assets)	1,300,752	7.64	255,310	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	1,300,752	14.53	-	- (a)	537,265	6.00

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

As of December 31, 2006, the Bank had the capacity to declare a dividend totaling $425 million subject to filing an application with the OTS at least 30 days prior to the distribution and the OTS approves the dividend.

Page 106	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Treasury Stock

On July 24, 2002, the Board of Directors authorized a share repurchase program of up to $50 million of common stock. To initially fund the program, the Bank paid a special $50 million dividend during the third quarter of 2002 to the holding company. Shares were repurchased from time-to-time in open market transactions. The timing, volume and price of purchases were made at Downey’s discretion, and were contingent upon its overall financial condition, as well as market conditions in general. On September 27, 2004, the Board of Directors terminated the stock repurchase program due to significant asset growth. A total of 420,800 shares of common stock were repurchased at an average cost of $43.68 per share. During 2004, 39,561 shares of treasury stock were reissued below cost upon the exercise of Downey stock options at an average exercise price of $21.32.

Common stock repurchases were as follows:

	Common Stock
	Number of	Average	Available for
	Shares	Price	Repurchases

Authorized share repurchase program – July 24, 2002	-	$-	$50,000,000
August 2002	212,300	41.04	41,287,128
November 2002	94,000	36.78	37,829,808
August 2004	114,500	54.24	31,619,328

Balance (a)	420,800	$43.68	$-

(a) On September 27, 2004, the Board of Directors terminated the stock repurchase authorization.

Employee Stock Option Plans

During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan ("LTIP"). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At December 31, 2006, the Bank had 381,239 shares of treasury stock that may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

Options outstanding under the LTIP at December 31, 2006 and 2005 are summarized as follows:

Outstanding Options

	Number	Average
	of	Option
	Shares	Price

December 31, 2003	92,475	23.67
Options granted	-	-
Options exercised	(39,561)	21.32
Options canceled	-	-

December 31, 2004	52,914	25.44
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2005	52,914	$25.44
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2006	52,914	$25.44

Page 107	Navigation Links

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

At December 31, 2006, 2005 and 2004, options for 52,914 shares were outstanding and were exercisable at a weighted average option price per share of $25.44. At December 31, 2006, these options had a weighted average remaining contractual life of two years.

Downey measured its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore, for the years 2006, 2005, and 2004, Downey’s net income and income per share would not have been reduced.

(19) Earnings Per Share

Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. A reconciliation of the components used to derive basic and diluted earnings per share for 2006, 2005 and 2004 follows:

	Net	Weighted Average	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Shares Outstanding	Amount

2006:
Basic earnings per share	$205,174	27,853,783	$7.37
Effect of dilutive stock options	-	30,084.01

Diluted earnings per share	$205,174	27,883,867	$7.36

2005:
Basic earnings per share	$217,434	27,853,783	$7.80
Effect of dilutive stock options	-	29,468	-

Diluted earnings per share	$217,434	27,883,251	$7.80

2004:
Basic earnings per share	$107,662	27,919,586	$3.86
Effect of dilutive stock options	-	28,593	0.01

Diluted earnings per share	$107,662	27,948,179	$3.85

There were no options excluded from the computation of earnings per share due to anti-dilution.

(20) Employee Benefit Plans

Retirement and Savings Plan

The Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan ("the Plan") was established as a profit-sharing plan on January 1, 1978 and was originally called the Employees’ Profit-Sharing Plan of Downey Savings and Loan Association. The Plan was amended and restated in its entirety as of October 1, 1997 and July 1, 2002 and was a qualified cash or deferred arrangement under the Internal Revenue Code Sections 401(a) and 401(k). The Plan has been amended as of October 1, 2004 and is intended to be a qualified retirement plan under the Internal Revenue Code. Under the Plan, all employees of Downey are eligible to participate provided they complete three months of service, are at least 18 years of age and are not (1) covered by a collective bargaining agreement, (2) a leased employee, (3) a nonresident alien who does not receive any earning income, and (4) an employee within

Page 108	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

the meaning of Internal Revenue Code Section 401 (c) (3). Participants could contribute up to the lesser of 60% of eligible compensation or $15,000, for 2006. Legislation has increased the deferral limit to $15,500 for 2007 and then thereafter as adjusted by the Secretary of the Treasury. Downey makes a matching contribution to participants that meet the previously mentioned eligibility requirements and that complete one year of service. Downey makes matching contributions equal to 50% of participants’ pre-tax contributions subject to a maximum of 6% per pay period. Downey’s matching contributions made to employees vest at 20% per year after the employee enters the plan.

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

Downey’s contributions to the Plan totaled $2.3 million for 2006, compared to $2.1 million in 2005 and $1.8 million in 2004 and was recorded in salaries and related costs.

Downey has a Deferred Compensation Plan for key management employees and directors. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. As of December 31, 2006, 111 management employees and ten directors were eligible to participate in the program. During 2006, 17 management employees and no directors elected to defer compensation pursuant to the plan. Downey’s expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception. At December 31, 2006, the associated liability was $2.9 million.

Group Benefit Plan

Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey’s expense for health and welfare benefits was $9.5 million, $8.6 million and $8.2 million in 2006, 2005 and 2004, respectively.

(21) Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

Derivatives

Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the notional amount of the interest rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. At December 31, 2006, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $197 million, with a change in fair value resulting in a recorded loss of $0.7 million.

Downey does not generally enter into derivative transactions for purely speculative purposes.

Page 109	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Derivative Hedging Activities

As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains (losses) on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At December 31, 2006, the notional amount of loan forward sale contracts amounted to $530 million, with a change in fair value resulting in a gain of $0.3 million, of which $342 million were designated as cash flow hedges. There were no loan forward purchase contracts at December 31, 2006.

Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the Federal Home Loan Bank ("FHLB") under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which Downey pays variable interest based on the 3-month London Inter-Bank Offered Rate ("LIBOR") while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At December 31, 2006, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $14 million recorded on the balance sheet in other liabilities and as a decrease to the advances being hedged.

Page 110	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The following table summarizes Downey’s interest rate swap contracts at December 31, 2006:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	5.37%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	5.37	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	5.37	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	5.37	March 2004 – November 2008
Receive – Fixed	100,000	3.27

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

	December 31,

(In Thousands)	2006	2005

Net gains (losses) on non-qualifying hedge transactions	$(1,108)	$3,612
Net losses on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(1,108)	3,612
Other comprehensive income (loss)	427	(25)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$196,751	$285,002
Associated loan forward sale contracts	187,804	268,321
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	363,215	464,488
Associated loan forward sale contracts	341,696	449,923
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000
Associated interest rate swap contracts – pay-variable, receive-fixed	430,000	430,000

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

The following is a summary of commitments with off-balance sheet risk:

	December 31,

(In Thousands)	2006	2005

Commitments to originate adjustable rate loans held for investment	$139,145	$390,238
Undisbursed loan funds and unused lines of credit	347,338	409,555

Downey uses the same credit policies in making commitments to originate loans held for investment and lines and letters of credit as it does for on-balance sheet instruments. For commitments to originate loans held for investment, the commitment amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. Downey controls the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer’s creditworthiness.

Downey receives collateral to support commitments when deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey.

Other Contractual Obligations

Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the sale, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. Downey recorded repurchase or indemnification losses related to defects in the origination process of $1.2 million in 2006 and $0.5 million in 2005 and repurchased $3 million of loans in 2006 and $5 million in 2005. Downey anticipates the repurchase of $8 million of one-to-four single family residential loans from Fannie Mae in the first quarter of 2007, due to the loans being outside Fannie Mae’s underwriting guidelines. A negligible reserve for credit losses was established for that repurchase, though none of the loans are delinquent as of December 31, 2006.

Page 112	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s settlement date. Downey reserved less than $1 million at December 31, 2006 and 2005 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of December 31, 2006, Downey’s maximum sales price premium refund would be $6 million.

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

At December 31, 2006, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

		After 1 Year	After 3 Years
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,687,380	$309,758	$107,157	$-	$9,104,295
FHLB advances and other borrowings	2,194,971	415,785	-	-	2,610,756
Senior notes	-	-	-	198,260	198,260
Operating leases	5,201	8,029	3,957	1,072	18,259

Total other contractual obligations	$10,887,552	$733,572	$111,114	$199,332	$11,931,570

Litigation

On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff sought class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. On December 4, 2006, the parties agreed to settle the lawsuit and in December 2006 the court preliminarily approved the settlement. Final approval by the court is anticipated in April 2007. Based upon the proposed settlement, management has adjusted its reserve for this matter and believes it constitutes a reasonable estimate of the loss of exposure. Management believes that the ultimate outcome of this matter will not have a material adverse effect on its operations, cash flows or financial position.

On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled “Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid regular and overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at any time during the four years prior to October 29, 2004. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

Page 113	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(22) Fair Value of Financial Instruments

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

Cash, Federal Funds Sold and Securities Purchased Under Resale Agreements

Fair value equals their book values due to their short-term repricing characteristics.

Investment Securities Including U.S. Treasuries, Government Sponsored Entity and Mortgage-Backed Securities

Fair value is based upon bid prices, or bid quotations received from securities dealers or readily available market quote systems.

Loans

The fair value of single family residential loans is derived from bid prices or price indications from securities dealers or readily available market quote systems for loans with similar characteristics. The fair value of all other loans is derived by discounting expected future cash flows by estimated market interest rates for loans with similar characteristics.

Federal Home Loan Bank Stock

Fair value equals their book values due to their short-term repricing characteristics.

Mortgage Servicing Rights

The fair value of MSRs related to loans serviced for others is determined by computing the present value of the expected net servicing income from the portfolio by strata, determined by key characteristics of the underlying loans, primarily coupon interest rate and whether the loans are fixed or variable rate.

Derivative Assets and Liabilities

Fair values for interest rate lock commitments and loan forward sale and purchase contracts are based on dealer quoted market prices acquired from third parties.

Deposits

The fair value of deposits with no stated maturity such as regular passbook accounts, money market accounts and checking accounts, is the carrying amount reported in the balance sheet. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting value of contractual cash flows using discount rates equal to current FHLB of San Francisco borrowing rates for similar remaining terms.

FHLB Advances and other borrowings

The fair value of borrowings with a stated maturity is based on discounting future contractual cash flows by discount rates offered for wholesale borrowing rates with similar terms.

Senior Notes

Fair value is based on bid prices or bid quotations received from securities dealers or readily available market quote systems.

Page 114	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Off-Balance Sheet Financial Instruments

Outstanding commitments to originate loans and mortgage-backed securities held for investment, unused lines of credit, standby letters of credit and other contingent liabilities are not included in the table that follows. See Note 21, for information concerning the notional amount of such financial instruments.

Page 115	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Based on the above methods and assumptions, the following table presents the estimated fair value of Downey’s financial instruments:

	December 31, 2006		December 31, 2005

	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount (a)	Fair Value	Amount (a)	Fair Value

Assets:
Cash	$124,865	$124,865	$190,396	$190,396
Federal funds	1	1	-	-
U.S. Treasury, government sponsored entities and
other investment securities available for sale	1,433,176	1,433,176	626,313	626,313
Mortgage-backed securities available for sale	251	251	277	277
Loans secured by real estate:
Residential: (b)
Adjustable	13,695,151	13,986,420	15,310,929	15,331,895
Fixed	171,306	172,233	147,142	149,162
Home equity loans and lines of credit	186,901	187,952	272,577	274,014
Other	109,319	112,991	83,165	85,925
Non-mortgage loans:
Commercial	1,363	1,382	1,455	1,461
Consumer	6,459	6,778	6,378	6,695
Federal Home Loan Bank stock	152,953	152,953	179,844	179,844
Mortgage servicing rights and
loan servicing portfolio (c)	21,196	22,828	20,302	20,351
Interest rate lock commitments (d)	40	1,937	279	3,960
Undesignated loan forward sale contracts	573	573	671	671
Designated loan forward sale contracts	145	145	947	947

Liabilities:
Deposits:
Transaction accounts	2,680,574	2,680,574	3,215,037	3,215,037
Certificates of deposit	9,104,295	9,081,425	8,661,811	8,608,727
FHLB advances and other borrowings (e)	2,610,756	2,614,383	3,557,515	3,562,701
Interest rate swap contracts (e)	14,215	14,215	17,785	17,785
Senior notes	198,260	199,294	198,087	202,120
Interest rate lock commitments (d)	701	(459)	397	(2,523)
Undesignated loan forward sale contracts	76	76	406	406
Designated loan forward sale contracts	368	368	376	376

(a) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
(b) Included loans held for sale with capitalized basis adjustment reflecting the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
(c) The estimated fair value included MSRs acquired prior to January 1, 1996 when Downey began capitalizing the asset.
(d) The carrying value reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the end of the period, with an increase in value recorded as an asset with an offsetting gain and a decline in value recorded as a liability with an offsetting loss. The estimated fair value of the derivatives also includes the initial value at interest rate lock and the value of MSRs which will not be recognized in the financial statements until the expected loans are sold.
(e) The impact of interest rate swap contracts was included in FHLB advances, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

Page 116	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(23) Business Segment Reporting

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

Page 117	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Operating Results and Assets

The following table presents the operating results and selected financial data by business segments for 2006, 2005 and 2004:

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Year ended December 31, 2006
Net interest income	$517,321	$1,356	$-	$518,677
Provision for credit losses	26,604	-	-	26,604
Other income	80,498	12,645	-	93,143
Operating expense	243,245	(40)	-	243,205
Net intercompany income (expense)	(34)	34	-	-

Income before income taxes	327,936	14,075	-	342,011
Income taxes	131,069	5,768	-	136,837

Net income	$196,867	$8,307	$-	$205,174

At December 31, 2006
Assets:
Loans and mortgage-backed securities, net	$14,170,750	$-	$-	$14,170,750
Investments in real estate and joint ventures	-	59,843	-	59,843
Other	2,027,797	28,548	(77,549)	1,978,796

Total assets	16,198,547	88,391	(77,549)	16,209,389

Equity	$1,402,457	$77,549	$(77,549)	$1,402,457

Year ended December 31, 2005
Net interest income	$435,771	$602	$-	$436,373
Provision for credit losses	2,263	-	-	2,263
Other income	161,984	7,948	-	169,932
Operating expense	230,946	2,605	-	233,551
Net intercompany income (expense)	(93)	93	-	-

Income before income taxes	364,453	6,038	-	370,491
Income taxes	150,570	2,487	-	153,057

Net income	$213,883	$3,551	$-	$217,434

At December 31, 2005
Assets:
Loans and mortgage-backed securities, net	$15,821,923	$-	$-	$15,821,923
Investments in real estate and joint ventures	-	49,344	-	49,344
Other	1,265,220	28,418	(69,242)	1,224,396

Total assets	17,087,143	77,762	(69,242)	17,095,663

Equity	$1,208,219	$69,242	$(69,242)	$1,208,219

Year ended December 31, 2004
Net interest income (expense)	$344,543	$(291)	$-	$344,252
Provision of credit losses	2,895	-	-	2,895
Other income	49,779	15,241	-	65,020
Operating expense	228,280	1,230	-	229,510
Net intercompany income (expense)	(148)	148	-	-

Income before income taxes	162,999	13,868	-	176,867
Income taxes	63,521	5,684	-	69,205

Net income	$99,478	$8,184	$-	$107,662

At December 31, 2004
Assets:
Loans and mortgage-backed securities, net	$14,544,149	$-	$-	$14,544,149
Investments in real estate and joint ventures	-	55,411	-	55,411
Other	1,097,534	18,776	(65,691)	1,050,619

Total assets	15,641,683	74,187	(65,691)	15,650,179

Equity	$1,007,651	$65,691	$(65,691)	$1,007,651

Page 118	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(24) Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data are presented below by quarter for the years ended December 31, 2006 and 2005:

	December 31,	September 30,	June 30,	March 31,
(In Thousands, Except Per Share Data)	2006	2006	2006	2006

Total interest income	$290,633	$291,800	$286,409	$264,963
Total interest expense	160,458	161,561	154,062	139,047

Net interest income	130,175	130,239	132,347	125,916
Provision for credit losses	245	9,640	6,662	10,057

Net interest income after provision for
credit losses	129,930	120,599	125,685	115,859
Total other income, net	18,234	30,669	21,030	23,210
Total operating expense	62,041	58,689	60,943	61,532

Income before income taxes	86,123	92,579	85,772	77,537
Income taxes	32,422	35,403	36,232	32,780

Net income	$53,701	$57,176	$49,540	$44,757

Net income per share:
Basic	$1.94	$2.05	$1.77	$1.61
Diluted	1.93	2.05	1.77	1.61

Market range:
High bid	$74.93	$71.28	$75.56	$70.19
Low bid	66.04	59.84	65.09	60.62
End of period	72.58	66.54	67.85	67.30

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Total interest income	$235,588	$221,776	$214,196	$191,289
Total interest expense	124,598	111,750	103,830	86,298

Net interest income	110,990	110,026	110,366	104,991
Provision for (reduction of) credit losses	393	(751)	583	2,038

Net interest income after provision for
(reduction of) credit losses	110,597	110,777	109,783	102,953
Total other income, net	20,190	45,535	59,396	44,811
Total operating expense	58,337	58,708	58,282	58,224

Income before income taxes	72,450	97,604	110,897	89,540
Income taxes	30,561	37,868	46,827	37,801

Net income	$41,889	$59,736	$64,070	$51,739

Net income per share:
Basic	$1.50	$2.14	$2.30	$1.86
Diluted	1.50	2.14	2.30	1.86

Market range:
High bid	$69.22	$80.51	$76.45	$64.86
Low bid	55.71	60.39	57.72	52.84
End of period	68.39	60.90	73.20	61.53

Variation in total other income, net was primarily due to changes in the valuation allowance for MSRs and net gains on sales of loans and mortgage-backed securities.

Page 119	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(25) Parent Company Financial Information

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

Condensed Balance Sheets

	December 31,

(In Thousands)	2006	2005

Assets
Cash	$11	$11
Due from Bank – interest bearing	107,666	43,740
Investment in subsidiaries:
Bank	1,499,195	1,368,957
Downey Affiliated Insurance Agency	228	222
Other assets	730	532

	$1,607,830	$1,413,462

Liabilities and Stockholders’ Equity
Senior notes	$198,260	$198,087
Accounts payable and accrued expenses	7,113	7,156

Total liabilities	205,373	205,243
Stockholders’ equity	1,402,457	1,208,219

	$1,607,830	$1,413,462

Condensed Statements of Income and Other Comprehensive Income

	Years Ended December 31,

(In Thousands)	2006	2005	2004

Income
Dividends from the Bank	$82,275	$25,100	$23,542
Interest income	2,549	1,172	1,066
Loss on extinguishment of debt	-	-	(4,111)
Other income	76	74	299

Total income	84,900	26,346	20,796

Expense
Interest expense	13,195	13,184	13,914
General and administrative expense	1,534	1,424	1,359

Total expense	14,729	14,608	15,273

Income before income taxes and equity in undistributed
net income of subsidiaries	70,171	11,738	5,523
Income tax benefit	4,963	5,478	7,387

Income before equity in undistributed net income
of subsidiaries	75,134	17,216	12,910
Equity in undistributed net income of subsidiaries	130,040	200,218	94,752

Net income	205,174	217,434	107,662

Other comprehensive income (loss), net of
income tax (benefits) of subsidiaries	204	(5,726)	(489)

Comprehensive income	$205,378	$211,708	$107,173

Page 120	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,

(In Thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$205,174	$217,434	$107,662
Equity in undistributed net income of subsidiaries	(130,040)	(200,218)	(94,752)
Amortization	173	163	80
Increase (decrease) in liabilities	(43)	(396)	5,982
(Increase) decrease in other, net	(198)	5,731	(1,502)

Net cash provided by operating activities	75,066	22,714	17,470

Cash flows from investing activities
Capital contribution to the Bank	-	-	(117,000)
Redemption of common securities in Downey Financial Capital
Trust I	-	-	3,711
(Increase) decrease in due from Bank – interest bearing	(63,926)	(11,573)	38,226

Net cash used for investing activities	(63,926)	(11,573)	(75,063)

Cash flows from financing activities
Proceeds from the issuance of senior notes	-	-	197,844
Redemption of junior subordinated debentures	-	-	(123,711)
Dividends on common stock	(11,140)	(11,140)	(11,172)
Proceeds from exercise of stock options	-	-	843
Purchase of treasury stock	-	-	(6,211)

Net cash provided by (used for) financing activities	(11,140)	(11,140)	57,593

Net increase in cash and cash equivalents	-	1	-
Cash and cash equivalents at beginning of period	11	10	10

Cash and cash equivalents at end of period	$11	$11	$10

Page 121	Navigation Links

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          As of December 31, 2006, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes during the most recent fiscal quarter in Downey’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect Downey’s internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

CHANGE IN CONTROL AGREEMENTS

          As of February 28, 2007, the Bank entered into change in control agreements with each of its executive officers, including Messrs. Rosenthal, Prince, Cote, Piscitelli and MacDonald, who are collectively referred to as the named executive officers. The change in control agreements provide for certain payments to be made to the named executives in the event that a change in control of Downey or the Bank occurs and within 24 months after the change in control:

  the named executive’s employment is terminated by the Bank or Downey without cause; or
  the named executive voluntarily terminates employment with the Bank with good reason, as defined below.

          The Compensation Committee believes the conditions described above that must be satisfied for any change in control payments are appropriate because, when taken together, not only is a change of control required but also a material loss to the named executive due to termination of their employment with Downey or the Bank.

          In the event that the named executive’s employment terminates under the circumstances set forth in the change in control agreements, the named executive is entitled to:

  a lump-sum payment of three times (3x) in the case of Messrs. Rosenthal and Prince, and two times (2x) in the case of Messrs. Côté, MacDonald and Piscitelli, of the named executive’s annual compensation. For purposes of the change in control agreements, "annual compensation" is equal to the named executive’s base salary in effect immediately before the time of the change in control or the time of termination of employment, whichever is greater, plus the "target bonus." The "target bonus" means the product of the "target bonus percentage" and the annual base salary in effect immediately before the change in control or termination of employment, whichever is greater. The "target bonus percentage" means the target percentage, if any, in effect immediately before the time of the change in control or the time of termination of employment, whichever is greater, that would apply to the named executive’s annual base salary if all individual and corporate performance goals were met at target levels for purposes of determining the named executive’s annual bonus under Downey’s Annual Incentive Plan; and

Page 122	Navigation Links
  a lump sum amount equal to a prorata portion of the current year target bonus based on the number of days that the named executive officer has been employed in the calendar year in which employment terminates.

If payments to be made pursuant to the change-in-control agreements or any other payments the named executive receives from the Bank would result in the executive being subject to the 20% excise tax on excess parachute payments, then the payments to the executive will be reduced to the largest amount that is not subject to the excise tax if the executive will have a greater net amount after taxes from the reduced payment.

          In addition, for thirty six (36) months, in the case of Messrs. Rosenthal and Prince, and twenty four (24) months in the case of Messrs. Côté, MacDonald and Piscitelli, each named executive and his spouse and dependents would be entitled to all welfare benefits applicable prior to the termination of employment, including all health, dental, disability, life and similar benefit plans.

          For purposes of the change in control agreements, a change in control is deemed to have occurred if, among other things:

  any person or group becomes the beneficial owner or more than 50% of the outstanding capital stock of Downey or the Bank;
  during any period of not more than 12 consecutive months, the directors of Downey as of February 28, 2007 (or any successors whose nomination or selection was recommended or approved by a majority of directors in office at the time of the director’s nomination or selection), cease to constitute a majority of directors of Downey;
  the effective date of any merger or consolidation of Downey or the Bank in which the holders of capital stock of Downey or the Bank immediately prior to the transaction cease to represent a majority of the voting capital stock of the entity surviving the transaction; or
  a sale of all or substantially all of Downey’s or the Bank’s assets.

          For purposes of the change in control agreement, "good reason" means the occurrence of any of the following without the named executive’s consent:

  material diminution in the executive’s status, position or responsibilities, or the assignment to the named executive of any duties or responsibilities that are inconsistent with his status, position or responsibilities;
  a reduction in the named executive’s base salary or target bonus compensation;
  the failure of any successor-in-interest to assume all of the obligations of the Bank under the change in control agreement;
  an uncured material breach of the change in control agreement by the Bank; or
  a relocation of the named executive’s principal place of employment to a new work site requiring an increase in one-way commute from the named executive’s residence of more than thirty-five (35) miles.

          The change in control agreements also provide that within 30 days prior to a change in control or twelve months following a change in control, the Bank may unilaterally terminate its obligations under the change in control agreement (without regard to whether the named executive officer is terminated) if the Bank (i) pays the named executive officer the amount that the named executive officer would otherwise be entitled to under the change in control agreement (following receipt of an executed Separation Agreement and Release) and (ii) terminates all of its other change in control agreements at the same time.

          The change in control payments are conditioned upon the named executive executing a Separation Agreement and Release with the Bank, which provides for the executive’s release of Downey and the Bank from all liability. See exhibits 10.16 and 10.17 for forms of change in control agreements.

Page 123	Navigation Links

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement ("Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10K. Information required by this Item will appear under the captions "Proposal 1. Election of Directors," "Executive Officers," the first paragraph under the heading "Audit Committee Report," "Board Committees and Meeting Attendance," "Security Ownership of Directors and Officers," "Security Ownership of Certain Beneficial Owners," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee Report" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2007, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

          Information required by this Item will appear under the caption "Compensation Discussion and Analysis" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          During 1994, we adopted an equity compensation plan approved by shareholders as the 1994 Long Term Incentive Plan ("LTIP"), which terminated in 2004. Options granted and outstanding at termination of the LTIP remain exercisable until the specific termination date of the option. For further information, see Note 20 on page 109. The following table summarizes our outstanding options, their weighted average exercise price and number of options available for issuance at year-end 2006.

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available for
	upon Exercise of	Exercise Price of	Future Issuance under
Plan Category	Outstanding Options	Outstanding Options	Equity Compensation Plans

December 31, 2006:
Equity compensation plans approved
by security holders	52,914	$25.44	-
Equity compensation plans not approved
by security holders	-	-	-

Total equity compensation plans	52,914	$25.44	-

          Other information required by this Item will appear under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Page 124	Navigation Links

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

(3)          Exhibits.

Exhibit
Number		Description
3.1	(2)	Certificate of Incorporation of Downey Financial Corp.

3.2	(14)	Bylaws of Downey Financial Corp. (as amended).

4.1	(4)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp.
		and Wilmington Trust Company as Indenture Trustee.

4.2	(7)	Subordinated Debt Indenture dated as of November 15, 2000 between Downey Financial
		Corp. and Wilmington Trust Company, as trustee.

4.3	(7)	Senior Debt Indenture dated as of November 15, 2000 between Downey Financial Corp.
		and Wilmington Trust Company, as trustee.

4.4	(9)	First Supplemental Indenture dated as of June 23, 2004 between Downey Financial Corp. and
		Wilmington Trust Company, as trustee.

10.1	(3)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and
		Restated as of January 1, 1996).

10.2	(3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan.
		Amendment No. 1, Effective and Adopted January 22, 1997.

10.3	(2)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.4	(1)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.5	(5)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21,
		1989. Amendment No. 1, Effective and Adopted July 26, 2000.

10.6	(13)	Deferred Compensation Plan.

10.7	(8)	Director Retirement Benefits (Revised).

10.8	(6)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

10.9	(10)	Downey Financial Corp. Indemnification Agreement, dated December 15, 2004.

10.10	(10)	Downey Savings and Loan Association, F.A. Indemnification Agreement, dated December 15, 2004.

10.11	(15)	2007 Compensation for the Named Executive Officers.

Page 125	Navigation Links

(3)          Exhibits (Continued).

Exhibit
Number		Description
10.12	(11)	Non-Management Director Compensation.

10.13	(15)	Annual Incentive Plan for the Company for 2007.

10.16		Form A of Change in Control Agreements

10.17		Form B of Change in Control Agreements

21		Subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
(9) Filed as part of Downey’s report on Form 8-K filed June 22, 2004.
(10) Filed as part of Downey’s report on Form 8-K filed February 18, 2005.
(11) Filed as part of Downey’s report on Form 8-K filed February 25, 2005.
(12) Filed as part of Downey’s report on Form 8-K filed January 27, 2006.
(13) Filed as part of Downey’s report on Form 10-K filed March 1, 2006.
(14) Filed as part of Downey’s report on Form 10-Q filed August 9, 2006.
(15) Filed as part of Downey’s report on Form 8-K filed January 30, 2007.

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

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

Page 126	Navigation Links

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ DANIEL D. ROSENTHAL
Date: March 1, 2007	Daniel D. Rosenthal
President and Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE L. MCALISTER		March 1, 2007
Maurice L. McAlister	Chairman of the Board
Director

/s/ CHERYL E. OLSON		March 1, 2007
Cheryl E. Olson	Vice Chairman of the Board
Director

/s/ DANIEL D. ROSENTHAL		March 1, 2007
Daniel D. Rosenthal	President and
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN E. CÔTÉ		March 1, 2007
Brian E. Côté	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ MICHAEL ABRAHAMS		March 1, 2007
Michael Abrahams	Director

/s/ MICHAEL D. BOZARTH		March 1, 2007
Michael D. Bozarth	Director

/s/ GARY W. BRUMMETT		March 1, 2007
Gary W. Brummett	Director

/s/ GERALD E. FINNELL		March 1, 2007
Gerald E. Finnell	Director

/s/ JAMES H. HUNTER		March 1, 2007
James H. Hunter	Director

/s/ BRENT MCQUARRIE		March 1, 2007
Brent McQuarrie	Director

/s/ LESTER C. SMULL		March 1, 2007
Lester C. Smull	Director

/s/ JANE WOLFE		March 1, 2007
Jane Wolfe	Director

Page 127	Navigation Links

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

  Performance Graph

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
    (9) – Federal Home Loan Bank Stock
    (10) – Mortgage Servicing Rights
    (11) – Other Assets
    (12) – Deposits
    (13) – Securities Sold Under Agreements to Repurchase
    (14) – Federal Home Loan Bank Advances
    (15) – Senior Notes
    (16) – Junior Subordinated Debentures
    (17) – Income Taxes
    (18) – Stockholders’ Equity
    (19) – Earnings Per Share
    (20) – Employee Benefit Plans
    (21) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)
    (22) – Fair Value of Financial Instruments
    (23) – Business Segment Reporting
    (24) – Selected Quarterly Financial Data (Unaudited)
    (25) – Parent Company Financial Information

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. – CONTROLS AND PROCEDURES

ITEM 9B. – OTHER INFORMATION

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. – EXECUTIVE COMPENSATION

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

AVAILABILITY OF REPORTS

SIGNATURES

Exhibits Filed as Part of this Report on Form 10-K Filing:

  10.16 Form A of Change in Control Agreements
  10.17 Form B of Change in Control Agreements
  21 Subsidiaries
  23 Consent of Independent Registered Public Accounting Firm
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