Form 10-Q
period 2007-03-31
DOWNEY FINANCIAL CORP
filed 2007-05-04
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

          At March 31, 2007, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

March 31, 2007 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(Dollars in Thousands, Except Per Share Data)	2007	2006	2006

Assets
Cash	$157,084	$124,865	$168,822
Federal funds	-	1	-

Cash and cash equivalents	157,084	124,866	168,822
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	1,411,258	1,433,176	730,402
Loans held for sale, at lower of cost or fair value	267,862	363,215	561,511
Mortgage-backed securities available for sale, at fair value	117	251	271
Loans held for investment	13,002,795	13,868,227	15,912,318
Allowance for loan losses	(60,758)	(60,943)	(44,504)

Loans held for investment, net	12,942,037	13,807,284	15,867,814
Investments in real estate and joint ventures	61,663	59,843	49,182
Real estate acquired in settlement of loans	17,212	8,524	385
Premises and equipment	115,534	114,052	110,595
Federal Home Loan Bank stock, at cost	126,125	152,953	182,557
Mortgage servicing rights, net	20,689	21,196	20,165
Other assets	118,288	122,022	111,055

	$15,237,869	$16,207,382	$17,802,759

Liabilities and Stockholders’ Equity
Deposits	$11,647,431	$11,784,869	$12,198,903
Securities sold under agreements to repurchase	546,870	469,971	-
Federal Home Loan Bank advances	1,298,197	2,140,785	3,825,811
Senior notes	198,305	198,260	198,129
Accounts payable and accrued liabilities	93,977	220,262	317,976
Deferred income taxes	13,626	-	17,301

Total liabilities	13,798,406	14,814,147	16,558,120

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at March 31, 2007, December 31, 2006 and
March 31, 2006; outstanding 27,853,783 shares at March 31, 2007,
December 31, 2006 and March 31, 2006	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive loss	(1,676)	(5,204)	(6,196)
Retained earnings	1,363,857	1,321,157	1,173,553
Treasury stock, at cost, 381,239 shares at March 31, 2007,
December 31, 2006 and March 31, 2006	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,439,463	1,393,235	1,244,639

	$15,237,869	$16,207,382	$17,802,759

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended
	March 31,

(Dollars in Thousands, Except Per Share Data)	2007	2006

Interest income
Loans	$252,172	$255,345
U.S. Treasury and government sponsored entities securities	19,174	7,336
Mortgage-backed securities	3	3
Other investment securities	2,471	2,279

Total interest income	273,820	264,963

Interest expense
Deposits	113,575	91,835
Federal Home Loan Bank advances and other borrowings	31,830	43,914
Senior notes	3,301	3,298

Total interest expense	148,706	139,047

Net interest income	125,114	125,916
Provision for credit losses	617	10,057

Net interest income after provision for credit losses	124,497	115,859

Other income, net
Loan and deposit related fees	8,836	8,558
Real estate and joint ventures held for investment, net	476	2,289
Secondary marketing activities:
Loan servicing income (loss), net	(436)	189
Net gains on sales of loans and mortgage-backed securities	8,740	11,654
Other	72	520

Total other income, net	17,688	23,210

Operating expense
Salaries and related costs	42,234	40,780
Premises and equipment costs	8,809	8,538
Advertising expense	1,191	1,242
Deposit insurance premiums and regulatory assessments	2,764	1,014
Professional fees	559	792
Other general and administrative expense	9,795	9,175

Total general and administrative expense	65,352	61,541
Net operation of real estate acquired in settlement of loans	291	(9)

Total operating expense	65,643	61,532

Income before income taxes	76,542	77,537
Income taxes	33,679	33,840

Net income	$42,863	$43,697

Per share information
Basic	$1.54	$1.57
Diluted	$1.54	$1.57
Cash dividends declared and paid	$0.12	$0.10
Weighted average shares outstanding
Basic	27,853,783	27,853,783
Diluted	27,884,030	27,883,221

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

(In Thousands)	2007	2006

Net income	$42,863	$43,697

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	3,587	(1,367)
Mortgage-backed securities available for sale, at fair value	1	-
Reclassification of realized amounts included in net income	-	-
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	154	503
Reclassification of realized amounts included in net income	(214)	76

Total other comprehensive income (loss), net of income taxes (benefits)	3,528	(788)

Comprehensive income	$46,391	$42,909

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In Thousands)	2007	2006

Cash flows from operating activities
Net income	$42,863	$43,697
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,475	3,285
Amortization	30,523	26,076
Provision for losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing rights,
real estate acquired in settlement of loans, and other assets	692	10,018
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(8,921)	(12,618)
Interest capitalized on loans (negative amortization)	(77,796)	(64,827)
Federal Home Loan Bank stock dividends	(2,413)	(2,274)
Loans originated and purchased for sale	(640,669)	(980,164)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	721,268	887,037
Other, net	(113,184)	(17,817)

Net cash used by operating activities	(44,162)	(107,587)

Cash flows from investing activities
Proceeds from:
Sales of Federal Home Loan Bank stock	29,241	-
Maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	128,150	4,750
Sales of wholly owned real estate and real estate acquired in settlement of loans	2,871	681
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(100,000)	(61,225)
Loans held for investment	-	(12,218)
Premises and equipment	(5,455)	(9,902)
Federal Home Loan Bank stock	-	(439)
Originations of loans held for investment (net of refinances of $229,941 for the three months ended March 31, 2007 and $199,203 for the three months ended
March 31, 2006)	(390,457)	(1,621,617)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	1,330,381	1,194,760
Net change in undisbursed loan funds	(12,537)	(2,881)
Other, net	610	6,496

Net cash provided by (used for) investing activities	982,804	(501,595)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended
	March 31,

(In Thousands)	2007	2006

Cash flows from financing activities
Net increase (decrease) in deposits	$(137,438)	$322,055
Proceeds from Federal Home Loan Bank advances and other borrowings	5,276,899	7,148,170
Repayments of Federal Home Loan Bank advances and other borrowings	(6,045,000)	(6,877,100)
Cash dividends	(3,342)	(2,785)
Other, net	2,457	(2,732)

Net cash provided by (used for) financing activities	(906,424)	587,608

Net increase (decrease) in cash and cash equivalents	32,218	(21,574)
Cash and cash equivalents at beginning of period	124,866	190,396

Cash and cash equivalents at end of period	$157,084	$168,822

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$154,771	$151,688
Income taxes	119,608	393
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	17,545	4,006
Loans transferred from held for investment to held for sale	1,311	166
U.S. Treasury, government sponsored entities and other investment securities
available for sale, purchased and not settled	-	49,996
Loans exchanged for mortgage-backed securities	283,691	213,980
Real estate acquired in settlement of loans	11,881	104

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of March 31, 2007, December 31, 2006 and March 31, 2006, the results of operations and comprehensive income for the three months ended March 31, 2007 and 2006, and changes in cash flows for the three months ended March 31, 2007 and 2006. During the quarter ended March 31, 2007, Downey discovered that it had under reported income taxes for 2004 through 2006 by immaterial amounts. However, since the correction of our income taxes would be material to the current quarter, Downey has adjusted its previously reported results in the accompanying financial statements. For a discussion and summary of the impact of the amounts related to Downey’s adjustment of prior period data see Note (4) – Income Taxes on page 12 and Note (9) – Adjustment of Prior and Beginning Period Amounts on page 15.

          The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2006, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

Page 6	Navigation Links

NOTE (2) – Mortgage Servicing Rights (“MSRs”)

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2007	2006	2006	2006	2006

Gross balance at beginning of period	$21,435	$20,483	$20,665	$20,420	$21,157
Additions (a)	1,341	2,122	896	1,285	1,022
Amortization	(1,024)	(1,087)	(1,056)	(1,029)	(1,198)
Sales	(868)	-	-	-	-
Impairment write-down	(13)	(83)	(22)	(11)	(561)

Gross balance at end of period	20,871	21,435	20,483	20,665	20,420

Allowance balance at beginning of period	239	173	104	255	855
Provision for (reduction of) impairment	(44)	149	91	(140)	(39)
Impairment write-down	(13)	(83)	(22)	(11)	(561)

Allowance balance at end of period	182	239	173	104	255

Total mortgage servicing rights, net	$20,689	$21,196	$20,310	$20,561	$20,165

As a percentage of associated mortgage loans	0.88%	0.89%	0.87%	0.87%	0.85%
Estimated fair value (b)	$22,461	$22,828	$22,383	$23,644	$21,894
Weighted average expected life (in months)	56	54	51	56	51
Custodial account earnings rate	5.26%	5.28%	5.28%	5.39%	4.90%
Weighted average discount rate	10.27	10.28	9.41	9.39	9.45

At period end
Mortgage loans serviced for others:
Total	$6,021,673	$5,908,233	$6,595,462	$6,377,737	$5,794,067
With capitalized mortgage servicing rights:(b)
Amount	2,348,060	2,394,754	2,345,880	2,369,543	2,372,534
Weighted average interest rate	5.77%	5.75%	5.70%	5.66%	5.63%
Total loans sub-serviced without mortgage
servicing rights: (c)
Term – less than six months	$125,425	$93,074	$981,883	$228,455	$153,655
Term – indefinite	3,533,200	3,404,342	3,249,905	3,760,642	3,248,012

Custodial account balances	$176,171	$172,462	$171,481	$147,831	$124,324

(a) Included minor amounts repurchased.
(b) The estimated fair value may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(c) Servicing is performed for a fixed fee per loan each month.

          Downey capitalizes MSRs at fair value for residential one-to-four unit mortgage loans we originate and sell with servicing rights retained and at the lower of cost or fair value for MSRs acquired through purchase. Downey discloses MSRs associated with the origination and sale of loans in the financial statements as a component of the net gains on sales of loans and mortgage-backed securities. MSRs are amortized over the estimated servicing period as a component of loan servicing income (loss), net. Downey recognizes impairment losses on the MSRs through a valuation allowance and records any associated provision as a component of loan servicing income (loss), net category.

           Downey’s loan servicing portfolio normally increases in value as interest rates rise and loan prepayments decrease and declines in value as interest rates fall and loan prepayments increase. Key assumptions used to determine the fair value of MSRs, which vary due to changes in market interest rates, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impacts the value of custodial accounts; and the discount rate used in valuing future cash flows. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate (stratified in 50 basis point increments). Impairment losses are recognized through a valuation allowance for each impaired stratum. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance. Once a quarter, Downey conducts model validation procedures by obtaining three independent broker results for the fair value of MSRs and comparing them to the results of its MSR model.

Page 7	Navigation Links

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$2,207	$1,120	$(805)	$2,446
Reduction of (increase in) valuation allowance	98	64	(102)	117

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(5,844)	(1,143)	832	(6,833)
Reduction of (increase in) valuation allowance	(5,024)	(224)	40	(5,704)

(a) The weighted-average expected life of the MSRs portfolio becomes 67 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 32 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Net cash servicing fees	$1,607	$1,647	$1,583	$1,574	$1,566
Payoff and curtailment interest cost (a)	(1,063)	(1,269)	(813)	(233)	(218)
Amortization of mortgage servicing rights	(1,024)	(1,087)	(1,056)	(1,029)	(1,198)
(Provision for) reduction of impairment of
mortgage servicing rights	44	(149)	(91)	140	39

Total loan servicing income (loss), net	$(436)	$(858)	$(377)	$452	$189

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

NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the notional amount of interest rate lock commitments are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. At March 31, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $225 million, with a change in fair value resulting in a recorded loss of $0.8 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Page 8	Navigation Links

Derivative Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions that are not perfectly correlated are recorded in net gains on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At March 31, 2007, the notional amount of loan forward sale contracts amounted to $464 million, with a change in fair value resulting in a gain of $1.3 million, of which $254 million were designated as cash flow hedges. There were no loan forward purchase contracts at March 31, 2007.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which it pays variable interest based on the 3-month London Inter-Bank Offered Rate (“LIBOR”) while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At March 31, 2007, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $12 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at March 31, 2007.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	5.36%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	5.36	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	5.36	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	5.36	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 9	Navigation Links

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

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Net gains (losses) on non-qualifying hedge transactions	$251	$(309)	$(304)	$(733)	$238
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	251	(309)	(304)	(733)	238
Other comprehensive income (loss)	(60)	434	(201)	(385)	579

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$224,546	$196,751	$236,435	$237,867	$307,635
Associated loan forward sale contracts	209,818	187,804	213,783	209,815	261,359
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	267,862	363,215	323,428	417,691	561,511
Associated loan forward sale contracts	254,260	341,696	307,982	398,741	544,141
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amount represents the notional amount of the commitments or contracts reduced by an anticipated fallout factor for those commitments not expected to fund. The notional amount for interest rate lock commitments before the reduction of expected fallout was $290 million.

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Commitments to originate adjustable rate loans
held for investment	$340,849	$139,145	$201,662	$338,222	$508,426
Undisbursed loan funds and unused lines of credit	334,803	347,338	370,159	391,395	406,675

Page 10	Navigation Links

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at March 31, 2007, December 31, 2006 and March 31, 2006.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the note, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first three months of 2007, Downey recorded repurchase or indemnification losses related to defects in the origination process of $0.3 million and repurchased $9 million of loans. Included in the repurchased loans were $8 million of one-to-four single family residential loans from Fannie Mae, due to the loans being outside Fannie Mae’s underwriting guidelines.

          The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. Downey reserved less than $1 million at March 31, 2007, December 31, 2006 and March 31, 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of March 31, 2007, Downey’s maximum sales price premium refund would be $7.2 million.

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

          At March 31, 2007, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,541,202	$280,898	$106,693	$-	$8,928,793
Securities sold under agreements to repurchase	546,870				546,870
FHLB advances	880,000	418,197	-	-	1,298,197
Senior notes	-	-	-	198,305	198,305
Operating leases	5,259	7,901	3,613	760	17,533

Total other contractual obligations	$9,973,331	$706,996	$110,306	$199,065	$10,989,698

Page 11	Navigation Links

Litigation

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled “Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid regular and overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at any time during the four years prior to October 29, 2004. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff is seeking class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

NOTE (4) – Income Taxes

          During the first quarter of 2007, FIN 48 was adopted. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The impact of adoption resulted in an increase to the opening balance of retained earnings of $3.2 million, relating to the recognition of a previously unrecognized tax benefit associated with bad debt reserves for tax purposes. There are no other unrecognized tax benefits to be reported in Downey’s financial statements, and none are anticipated during the next 12 months. Accordingly, Downey’s effective tax rate has not been impacted by the adoption of FIN 48.

          The Internal Revenue Service ("IRS") is currently examining Downey’s tax returns for 2004. All tax years subsequent to 2002 are subject to federal examination, while state tax returns for years subsequent to 2001 are subject to examination by taxing authorities. Downey has determined there is ambiguity surrounding the treatment of certain loan origination costs on its tax returns for 2003 through 2005. Since year-end 2006, Downey has made payments of taxes (previously accrued in prior periods) and interest to federal and state taxing authorities in the amount of $88.9 million for the purpose of avoiding penalties and further interest pending resolution of this ambiguity. The potential after-tax interest assessment related to Downey’s tax returns for 2003 through 2005 totals $10.8 million through the first quarter of 2007. Of this amount, $1.6 million has been accrued and reflected as additional income taxes in the accompanying consolidated statement of income for the current quarter and $9.2 million has been reflected as additional income taxes for 2004 through 2006 in this Form 10-Q and will be reflected in subsequent SEC filings. When applicable, Downey classifies interest (net of tax) and penalties on the underpayment of taxes as income tax expense.

          While the IRS may assert a $9.2 million penalty (including penalty interest) against Downey related to its 2004 tax return, Downey has determined it is unlikely any such penalty would be sustained and it would vigorously contest any penalty that would be proposed, and, accordingly, has not accrued this amount.

Page 12	Navigation Links

          The following table sets forth the impact on beginning and ending retained earnings for the first quarter of 2007 from the prior period adjustments related to interest on taxes for the treatment of certain loan origination costs and the beginning of period adjustment related to bad debt reserves from the adoption of FIN 48.

Retained
(Dollars in Thousands, Except Per Share Data)	Earnings

Balance at December 31, 2006, as previously reported	$1,330,379
Prior period adjustment related to interest on taxes for the treatment of certain loan origination costs	(9,222)
Beginning of period adjustment for taxes related to tax bad debt reserves	3,179

Adjusted balance at January 1, 2007	1,324,336
Cash dividends on common stock—$0.12 per share	(3,342)
Net income for the quarter ending March 31, 2007	42,863

Balance at March 31, 2007	$1,363,857

          For discussion and summary of the amounts related to Downey’s adjustment of prior period data for the above mentioned tax matters, see Note (9) – Adjustment of Prior and Beginning Period Amounts.

NOTE (5) – Employee Stock Option Plans

          During 1994, Downey Savings and Loan Association ("Bank") adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At March 31, 2007, options for 52,914 shares were outstanding, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted and expire at December 31, 2008. At March 31, 2007, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options or for payment of other awards. No other stock based plan exists.

          Downey historically measured its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore, for the three months ended March 31, 2007 and 2006, Downey’s net income and income per share would not have been reduced.

NOTE (6) – Earnings Per Share

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

Page 13	Navigation Links

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,

	2007			2006

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$42,863	27,853,783	$1.54	$43,697	27,853,783	$1.57
Effect of dilutive stock options	-	30,247	-	-	29,438	-

Diluted earnings per share	$42,863	27,884,030	$1.54	$43,697	27,883,221	$1.57

          There were no options excluded from the computation of earnings per share due to anti-dilution.

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended March 31, 2007
Net interest income	$124,752	$362	$-	$125,114
Provision for credit losses	617	-	-	617
Other income	16,932	756	-	17,688
Operating expense	65,275	368	-	65,643
Net intercompany income (expense)	12	(12)	-	-

Income before income taxes	75,804	738	-	76,542
Income taxes	33,381	298	-	33,679

Net income	$42,423	$440	$-	$42,863

At March 31, 2007
Assets:
Loans and mortgage-backed securities, net	$13,210,016	$-	$-	$13,210,016
Investments in real estate and joint ventures	-	61,663	-	61,663
Other	2,015,777	28,402	(77,989)	1,966,190

Total assets	15,225,793	90,065	(77,989)	15,237,869

Equity	$1,439,463	$77,989	$(77,989)	$1,439,463

Three months ended March 31, 2006
Net interest income	$125,632	$284	$-	$125,916
Provision of credit losses	10,057	-	-	10,057
Other income	20,671	2,539	-	23,210
Operating expense	60,797	735	-	61,532
Net intercompany income (expense)	87	(87)	-	-

Income before income taxes	75,536	2,001	-	77,537
Income taxes	33,020	820	-	33,840

Net income	$42,516	$1,181	$-	$43,697

At March 31, 2006
Assets:
Loans and mortgage-backed securities, net	$16,429,596	$-	$-	$16,429,596
Investments in real estate and joint ventures	-	49,182	-	49,182
Other	1,364,430	29,974	(70,423)	1,323,981

Total assets	17,794,026	79,156	(70,423)	17,802,759

Equity	$1,244,639	$70,423	$(70,423)	$1,244,639

Page 14	Navigation Links

NOTE (8) – Recently Issued Accounting Standards

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

NOTE (9) – Adjustment of Prior and Beginning Period Amounts

          Adjustments have been made to prior period financial statements for the tax matters discussed in Note (4) – Income Taxes.

Page 15	Navigation Links

          The following table sets forth the impact to net income and earnings per share for financial statement purposes of the change in treatment of certain loan origination costs in Downey’s tax returns for 2003 through 2005. This table reflects by quarter for 2006 and by year for 2004 through 2006 the after-tax interest assessment that is recorded as additional income taxes, as interest begins accruing after the due date for filing each year’s tax return.

	Net Income				Earnings Per Share (diluted)

(Dollars in Thousands, Except Per	Previously				Previously
Share Data)	Reported	Adjusted	Change		Reported	Adjusted	Change

2006:
1st quarter	$44,757	$43,697	$(1,060)	(2.4)%	$1.61	$1.57	$(0.04)	(2.7)%
2nd quarter	49,540	48,224	(1,316)	(2.7)	1.77	1.73	(0.04)	(2.3)
3rd quarter	57,176	55,620	(1,556)	(2.7)	2.05	1.99	(0.06)	(2.7)
4th quarter	53,701	52,115	(1,586)	(3.0)	1.93	1.87	(0.06)	(3.2)

Total 2006	205,174	199,656	(5,518)	(2.7)	7.36	7.16	(0.20)	(2.7)
2005	217,434	214,477	(2,957)	(1.4)	7.80	7.69	(0.11)	(1.4)
2004	107,662	106,915	(747)	(0.7)	3.85	3.83	(0.02)	(0.6)

Grand Total	$530,270	$521,048	$(9,222)	(1.7)%	$19.01	$18.68	$(0.33)	(1.7)%

          The following table sets forth the impact on the balance sheet as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006 for the immaterial corrections.

(Dollars in Thousands)	As Reported	Adjustments	As Adjusted

Consolidated Balance Sheet at December 31, 2006
Assets:
Other assets	$124,029	$(2,007)	$122,022
Total assets	16,209,389	(2,007)	16,207,382
Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	109,797	110,465	220,262
Deferred income taxes	103,250	(103,250)	-
Total liabilities	14,806,932	7,215	14,814,147
Retained earnings	1,330,379	(9,222)	1,321,157
Total stockholders’ equity	1,402,457	(9,222)	1,393,235
Total liabilities and stockholders’ equity	$16,209,389	$(2,007)	$16,207,382

Consolidated Balance Sheet at September 30, 2006
Assets:
Other assets	$120,493	$(1,236)	$119,257
Total assets	16,982,793	(1,236)	16,981,557
Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	220,497	118,317	338,814
Deferred income taxes	121,869	(111,917)	9,952
Total liabilities	15,630,564	6,400	15,636,964
Retained earnings	1,279,463	(7,636)	1,271,827
Total stockholders’ equity	1,352,229	(7,636)	1,344,593
Total liabilities and stockholders’ equity	$16,982,793	$(1,236)	$16,981,557

Consolidated Balance Sheet at June 30, 2006
Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	$201,714	$125,467	$327,181
Deferred income taxes	132,498	(119,387)	13,111
Total liabilities	16,174,615	6,080	16,180,695
Retained earnings	1,225,072	(6,080)	1,218,992
Total stockholders’ equity	$1,290,165	$(6,080)	$1,284,085

Consolidated Balance Sheet at March 31, 2006
Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	$189,552	$128,424	$317,976
Deferred income taxes	140,961	(123,660)	17,301
Total liabilities	16,553,356	4,764	16,558,120
Retained earnings	1,178,317	(4,764)	1,173,553
Total stockholders’ equity	$1,249,403	$(4,764)	$1,244,639

          The immaterial adjustments to the balance sheet and income statement had no impact on total cash flows from operating investing or financing activities.

Page 16	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality, the outcome of the IRS audit currently underway and government regulation and factors, identified under Part II – Other Information Item 1A. – Risk Factors on page 50. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

OVERVIEW

          Our net income for the first quarter of 2007 totaled $42.9 million or $1.54 per share on a diluted basis, down $0.8 million or 1.9% from $43.7 million or $1.57 per share in the first quarter of 2006. For a discussion regarding revisions to prior period results, see Note (4) – Income Taxes on page 12 and Note (9) – Adjustment of Prior and Beginning Period Amounts on page 15 of Notes to Consolidated Financial Statements.

          The decline in our net income between first quarters primarily reflected:

  a $3.8 million or 6.2% increase in general and administrative expense;
  A $2.9 million decline in net gains on sales of loans and mortgage-backed securities, primarily due to a lower volume of loans sold and, to a lesser extent, a lower gain per dollar of loan sold;
  A $1.8 million decline in income from real estate and joint ventures held for investment;
  A $0.8 million decline in net interest income due to a lower level of interest-earning assets; and
  A $0.6 million unfavorable change in income from loan servicing activities.

Those unfavorable items were partially offset by a $9.4 million decline in provision for credit losses.

          For the first quarter, our return on average assets was 1.09%, up from 1.00% a year ago, while our return on average equity was 12.10%, down from 14.28% a year ago.

          At March 31, 2007, assets totaled $15.238 billion, down $2.565 billion or 14.4% from a year ago. During the current quarter, assets declined $970 million or 6.0 % due primarily to declines of $865 million in loans held for investment and $95 million in loans held for sale. Included within loans held for investment at quarter end were $10.055 billion of one-to-four unit adjustable rate mortgages subject to negative amortization, down $1.145 billion from year-end 2006. These loans comprised 81% of the residential one-to-four unit adjustable rate portfolio at quarter end, compared to 92% a year ago. The amount of negative amortization included in loan balances increased $37 million during the current quarter to $358 million or 3.56% of loans subject to negative amortization. During the current quarter, approximately 31% of loan interest income represented negative amortization, up from both 29% in the fourth quarter of 2006 and 25% in the year-ago first quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%.

          Loan originations (including purchases) totaled $1.261 billion in the current quarter, down $1.552 billion or 55.2% from $2.813 billion a year ago. Loans originated for sale declined $339 million or 34.6% to $641 million, while single family loans originated for portfolio declined $1.116 billion or 64.9% to $603 million. In addition to single family loans, $17 million of other loans were originated in the current quarter.

          Deposits totaled $11.647 billion at quarter end, down 4.5% from a year ago and down $137 million or 1.2% from year-end 2006. During the current quarter, one traditional branch was opened. At quarter end, the number of branches totaled 173 (169 in California and four in Arizona), up one branch from December 31, 2006. At quarter end, the average deposit size of our 82 traditional branches was $112 million, while the average deposit size of our 91 in-store branches was $27 million. Since the end of 2006, borrowings declined $766 million and represented 13.4% of total assets.

          Non-performing assets increased during the quarter by $33 million to $143 million and represented 0.94% of total assets, compared with 0.68% at year-end 2006 and 0.22% a year ago. The increase occurred in our residential loan category.

Page 17	Navigation Links

          At March 31, 2007, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, exceeded all regulatory capital requirements, with capital-to-asset ratios of 9.64% for both tangible and core capital and 19.57% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core capital and 10% for risk-based capital.

Page 18	Navigation Links

CRITICAL ACCOUNTING POLICIES

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Downey’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the future carrying value of assets and liabilities and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most judicious estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At March 31, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $225 million, with a change in fair value resulting in a loss of $0.8 million, compared with a notional amount of interest rate lock commitments of $308 million with a change in fair value resulting in a loss of $0.8 million at March 31, 2006. For further information, see Note 3 on page 8 of Notes to Consolidated Financial Statements.
  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities, and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios at the balance sheet date. We use an internal asset review system and credit loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit and real estate losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally determine the allowance for credit losses related to loans under $5 million through a statistical analysis of the expected performance of each loan based on historical trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. The allowance for credit and real estate losses totaled $62 million at March 31, 2007, compared with $46 million at March 31, 2006. For further information, see Allowance for Credit and Real Estate Losses on page 43.
  The valuation of mortgage servicing rights (“MSRs”). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgage loans. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss), net. The MSR valuation allowance totaled less than $1 million at March 31, 2007 and March 31, 2006. For further information, see Note 2 on page 7 of Notes to Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These loans and MSR sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the applicable period for actual payoffs. The reserve was less than $1 million at both March 31, 2007 and March 31, 2006. For further information, see Note 2 on page 7 and Note 3 on page 8 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 23.
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

          Our net interest income totaled $125.1 million in the first quarter of 2007, down $0.8 million or 0.6% from a year ago, reflecting a $1.7 billion or 10.2% decline in average interest-earning assets. The effective interest rate spread averaged 3.28% in the current quarter, up 0.31% from 2.97% a year ago, and up 0.06% from 3.22% in the fourth quarter of 2006. The increase in the effective interest rate spread between first quarters was primarily the result of two factors. First, interest-earning assets in the current quarter were funded with a higher proportion of interest free funds (the excess of interest-earning assets over interest-bearing deposits and borrowings), and the value of those funds was worth more due to the higher interest rate levels prevalent in the current quarter. Second, the yield on interest-earning assets rose more between first quarters than did the cost of interest-bearing liabilities. Those two favorable items were partially offset by a lower proportion of loan prepayment fees to the amount of deferred loan origination costs written-off as a result of those payoffs. Loan prepayment fees in the first quarter of 2007 represented 84.5% of deferred loan origination costs written-off, compared to 97.4% a year ago. The decline was the result of a higher proportion of loans being repaid that were no longer subject to a prepayment fee.

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

Page 20	Navigation Links

	Three Months Ended

	March 31, 2007			December 31, 2006			March 31, 2006

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		21,804	0.64		27,409	0.75		21,471	0.53
Write-off of deferred costs and
premiums from loan payoffs		(25,814)	(0.76)		(27,893)	(0.76)		(22,044)	(0.54)
All other		256,182	7.49		272,723	7.42		255,918	6.34

Total loans	$13,678,775	$252,172	7.37%	$14,703,050	$272,239	7.41%	$16,137,510	$255,345	6.33%
Mortgage-backed securities	152	3	5.80	254	4	5.60	276	3	4.35
Investment securities (a)	1,578,946	21,645	5.56	1,472,000	18,390	4.96	848,460	9,615	4.60

Total interest-earnings assets	15,257,873	273,820	7.18	16,175,304	290,633	7.19	16,986,246	264,963	6.24
Non-interest-earning assets	469,512			450,768			419,058

Total assets	$15,727,385			$16,626,072			$17,405,304

Transaction accounts:
Non-interest-bearing checking	$755,063	$-	-%	$776,986	$-	-%	$699,971	$-	-%
Interest-bearing checking (b)	488,174	395	0.33	488,383	418	0.34	515,516	435	0.34
Money market	150,385	385	1.04	146,991	384	1.04	164,212	423	1.04
Regular passbook	1,243,823	2,949	0.96	1,311,124	3,225	0.98	1,727,033	4,384	1.03

Total transaction accounts	2,637,445	3,729	0.57	2,723,484	4,027	0.59	3,106,732	5,242	0.68
Certificates of deposit	9,004,183	109,846	4.95	9,117,252	111,897	4.87	8,904,238	86,593	3.94

Total deposits	11,641,628	113,575	3.96	11,840,736	115,924	3.88	12,010,970	91,835	3.10
FHLB advances and other borrowings (c)	2,227,592	31,830	5.79	2,867,151	41,234	5.71	3,689,386	43,914	4.83
Senior notes	198,289	3,301	6.66	198,245	3,300	6.66	198,112	3,298	6.66

Total deposits and borrowings	14,067,509	148,706	4.29	14,906,132	160,458	4.27	15,898,468	139,047	3.55
Other liabilities	243,070			351,312			283,060
Stockholders’ equity	1,416,806			1,368,628			1,223,776

Total liabilities and stockholders’ equity	$15,727,385			$16,626,072			$17,405,304

Net interest income/interest rate spread		$125,114	2.89%		$130,175	2.92%		$125,916	2.69%
Excess of interest-earning assets over
deposits and borrowings	$1,190,364			$1,269,172			$1,087,778
Effective interest rate spread			3.28			3.22			2.97

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

	Three Months Ended March 31,
	2007 Versus 2006
	Changes Due To

			Rate/
(In Thousands)	Volume	Rate	Volume	Net

Interest income:
Loans	$(38,893)	$42,141	$(6,421)	$(3,173)
Mortgage-backed securities	(1)	1	-	-
Investment securities	8,278	2,016	1,736	12,030

Change in interest income	(30,616)	44,158	(4,685)	8,857

Interest expense:
Transaction accounts:
Interest-bearing checking	(23)	(18)	1	(40)
Money market	(38)	-	-	(38)
Regular passbook	(1,227)	(289)	81	(1,435)

Total transaction accounts	(1,288)	(307)	82	(1,513)
Certificates of deposit	972	22,034	247	23,253

Total interest-bearing deposits	(316)	21,727	329	21,740
FHLB advances and other
borrowings	(17,400)	8,804	(3,488)	(12,084)
Senior notes	3	-	-	3

Change in interest expense	(17,713)	30,531	(3,159)	9,659

Change in net interest income	$(12,903)	$13,627	$(1,526)	$(802)

Provision for Credit Losses

           During the current quarter, the provision for credit losses totaled $0.6 million, down $9.4 million from a year ago. Although the California residential real estate market continued to show signs of weakening during the current quarter, a $823 million or 6.2% drop in the single-family residential loan portfolio mitigated the need to increase the associated allowance for loan losses. For further information, see Allowance for Credit and Real Estate Losses on page 43.

Other Income

          Our total other income was $17.7 million in the current quarter, down $5.5 million from a year ago. Contributing to the decline between first quarters was:

  A $2.9 million decline in net gains on sales of loans and mortgage-backed securities, primarily due to a lower volume of loans sold.
  A $1.8 million decline in income from real estate and joint ventures held for investment, primarily due to higher operating charges from investments in joint ventures and lower gains from sales.
  A $0.6 million unfavorable change in income from loan servicing activities.

          Below is a further detailed discussion of the major other income categories.

Page 22	Navigation Links

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $8.8 million in the current quarter, up $0.3 million from a year ago. Loan related fees were down $0.2 million or 21.0%, while deposit related fees were up $0.5 million or 6.7%. Within deposit related fees, automated teller machine fees increased 7.3%, while other fees increased 6.5%.

          The following table presents a breakdown of loan and deposit related fees during the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Loan related fees	$842	$918	$901	$1,009	$1,066
Deposit related fees:
Automated teller machine fees	2,305	2,346	2,419	2,410	2,149
Other fees	5,689	5,879	5,959	5,752	5,343

Total loan and deposit related fees	$8,836	$9,143	$9,279	$9,171	$8,558

Real Estate and Joint Ventures Held for Investment

          Income from our real estate and joint ventures held for investment totaled $0.5 million in the current quarter, down $1.8 million from the year-ago quarter due primarily to higher operating charges from investments in joint ventures and lower gains from sales. The current quarter included gains of $0.5 million, compared with gains of $1.0 million a year ago.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Net rental operations	$545	$20	$124	$240	$487
Net gains on sales of wholly owned real estate	22		3,051	-	-
Equity (deficit) in net income (loss) from
joint ventures	(91)	760	2,156	2,313	1,802
Provision for losses on real estate and joint ventures	-	-	-	-	-

Total income from real estate and
joint ventures held for investment, net	$476	$780	$5,331	$2,553	$2,289

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $0.4 million in the current quarter, compared with income of $0.2 million in the year-ago quarter. The primary reason for the unfavorable change was an increase in payoff and curtailment interest costs of $0.8 million.

          At March 31, 2007, MSRs, net of a $0.2 million valuation allowance, totaled $20.7 million or 0.88% of the $2.348 billion of associated loans serviced for others, little changed from a year ago. In addition to the loans we serviced for others with capitalized MSRs, at March 31, 2007, we serviced $3.659 billion of loans on a sub-servicing basis where we receive a fixed fee per loan, with no risk associated with changing MSR values.

Page 23	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Net cash servicing fees	$1,607	$1,647	$1,583	$1,574	$1,566
Payoff and curtailment interest cost (a)	(1,063)	(1,269)	(813)	(233)	(218)
Amortization of mortgage servicing rights	(1,024)	(1,087)	(1,056)	(1,029)	(1,198)
(Provision for) reduction of impairment of
mortgage servicing rights	44	(149)	(91)	140	39

Total loan servicing income (loss), net	$(436)	$(858)	$(377)	$452	$189

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing activities do not include the benefit of the use of total loan repayments to increase net interest income.

          For further information regarding mortgage servicing rights, see Note 2 on page 7 of Notes to Consolidated Financial Statements.

          Net gains on sales of loans and mortgage-backed securities totaled $8.7 million in the current quarter, down $2.9 million from a year ago. The decline primarily reflected a lower volume of loans sold, as sales of loans and mortgage-backed securities we originated for sale declined from $876 million a year ago to $714 million in the current quarter. The current quarter included a $0.3 million gain due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 gain of $0.2 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain equal to 1.19% on secondary market sales was realized in the current quarter, down from the year-ago gain of 1.30%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Mortgage servicing rights	$1,341	$2,122	$837	$1,285	$1,022
All other components excluding SFAS 133	7,148	6,682	14,314	8,067	10,394
SFAS 133	251	(309)	(304)	(733)	238

Total net gains on sales of loans
and mortgage-backed securities	$8,740	$8,495	$14,847	$8,619	$11,654

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.19%	1.23%	1.68%	0.91%	1.30%

Operating Expense

          Operating expense totaled $65.6 million in the current quarter, up $4.1 million or 6.7% from a year ago. The increase primarily reflected a $1.8 million increase associated with higher deposit insurance premiums and regulatory assessments and a $1.5 million or 3.6% increase in salaries and related costs.

Page 24	Navigation Links

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Salaries and related costs	$42,234	$40,464	$38,943	$40,873	$40,780
Premises and equipment costs	8,809	9,207	8,804	8,410	8,538
Advertising expense	1,191	1,895	1,211	1,879	1,242
Deposit insurance premiums and regulatory
assessments	2,764	2,193	2,224	1,008	1,014
Professional fees	559	297	254	450	792
Other general and administrative expense	9,795	7,920	7,087	8,295	9,175

Total general and administrative expense	65,352	61,976	58,523	60,915	61,541
Net operation of real estate acquired in
settlement of loans	291	65	166	28	(9)

Total operating expense	$65,643	$62,041	$58,689	$60,943	$61,532

Provision for Income Taxes

          Our effective tax rate was 44.0% for the current quarter, compared with 43.6% a year ago. The difference in effective tax rates was due primarily to interest associated with a potential underpayment of taxes, as discussed in more detail below.

          The Internal Revenue Service ("IRS") is currently examining Downey’s tax return for 2004. Downey has determined there is substantial ambiguity surrounding the treatment of certain loan origination costs on its tax returns for 2003 through 2005. The potential after-tax interest assessment related to Downey’s tax returns for 2003 through 2005 totals $10.8 million. Of that amount, $1.6 million was accrued for 2007 and has been recorded as additional income taxes in the current quarter, and $9.2 million was accrued for 2004 through 2006 and will be reflected in income taxes in those prior periods in future SEC filings (including this Form 10-Q). For further information on the impact of these prior period adjustments on previously filed financial statements, see Note (4) – Income Taxes on page 12 and Note (9) – Adjustment of Prior and Beginning Period Amounts on page 15 of Notes to Consolidated Financial Statements.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 14.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Banking net income	$42,423	$50,907	$51,432	$46,494	$42,516
Real estate investment net income	440	1,208	4,188	1,730	1,181

Total net income	$42,863	$52,115	$55,620	$48,224	$43,697

Banking

          Net income from our banking operations for the current quarter totaled $42.4 million, down slightly from a year ago. The decline between first quarters primarily reflected:

  a $4.5 million or 7.4% increase in operating expense;
  A $2.9 million decline in net gains on sales of loans and mortgage-backed securities, primarily due to a lower volume of loans sold and, to a lesser extent, a lower gain per dollar of loan sold;
  A $0.9 million decline in net interest income due to a lower level of interest-earning assets; and
  A $0.6 million unfavorable change in income from loan servicing activities.
Page 25	Navigation Links

Those unfavorable items were mostly offset by a $9.4 million decline in provision for credit losses.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Net interest income	$124,752	$129,798	$129,870	$132,021	$125,632
Provision for credit losses	617	245	9,640	6,662	10,057
Other income	16,932	16,549	25,090	18,188	20,671
Operating expense	65,275	61,995	59,801	60,652	60,797
Net intercompany income (expense)	12	(29)	(38)	(54)	87

Income before income taxes	75,804	84,078	85,481	82,841	75,536
Income taxes	33,381	33,171	34,049	36,347	33,020

Net income	$42,423	$50,907	$51,432	$46,494	$42,516

At period end
Assets:
Loans and mortgage-backed securities, net	$13,210,016	$14,170,750	$15,135,543	$15,938,573	$16,429,596
Other	2,015,777	2,025,790	1,837,714	1,517,582	1,364,430

Total assets	15,225,793	16,196,540	16,973,257	17,456,155	17,794,026

Equity	$1,439,463	$1,393,235	$1,344,593	$1,284,085	$1,244,639

Real Estate Investment

          Net income from real estate investment operations totaled $0.4 million in the current quarter, down from $1.2 million a year ago. The decrease primarily reflected higher operating charges from investments in joint ventures and lower gains from sales, partially offset by lower operating expense. Gains from sales totaled $0.5 million in the current quarter, compared to $1.0 million a year ago.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Net interest income	$362	$377	$369	$326	$284
Other income	756	1,685	5,579	2,842	2,539
Operating expense	368	46	(1,112)	291	735
Net intercompany income (expense)	(12)	29	38	54	(87)

Income before income taxes	738	2,045	7,098	2,931	2,001
Income taxes	298	837	2,910	1,201	820

Net income	$440	$1,208	$4,188	$1,730	$1,181

At period end
Assets:
Investments in real estate and joint ventures	$61,663	$59,843	$55,663	$49,237	$49,182
Other	28,402	28,548	28,978	31,541	29,974

Total assets	90,065	88,391	84,641	80,778	79,156

Equity	$77,989	$77,549	$76,341	$72,153	$70,423

          Our investments in real estate and joint ventures amounted to $62 million at March 31, 2007, up from $60 million at December 31, 2006 and $49 million at March 31, 2006.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 43.

Page 26	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $961 million during the current quarter to a total of $13.2 billion or 86.7% of total assets at March 31, 2007. Loans held for investment declined $865 million, as loan payoffs exceeded originations and loans held for sale declined $95 million.

          Our loan originations, including loans purchased, totaled $1.261 billion in the current quarter, down $1.552 billion or 55.2% from the $2.813 billion we originated in the year-ago first quarter and 5.9% below the $1.340 billion we originated in the fourth quarter of 2006. Loans originated for sale declined $339 million or 34.6% from a year ago to $641 million, while single family loans originated for portfolio declined $1.116 billion or 64.9% to $603 million. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment increased from 34% a year ago to 44% in the current quarter and was up slightly from 43% in the fourth quarter of 2006. During the current quarter, 89% of our residential one-to-four unit originations represented refinance transactions, including new loans to refinance existing loans which we or other lenders originated. This is down from 91% from the fourth quarter of 2006 but up from 87% in the year-ago first quarter.

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

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $603 million in the current quarter, down from $1.719 billion in the year-ago quarter but up from $555 million in the fourth quarter of 2006. Of the current quarter total:

  57% were adjustable – fixed for 3-5 years, compared with 11% in the year-ago quarter;
  25% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index; and
  18% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with 88% in the year-ago quarter. Of the current quarter total, loans tied to the COFI index represented 94% of these originations, compared with 86% of originations in the year-ago quarter.
Page 27	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$99,782	$170,394	$339,128	$612,586	$1,309,298
MTA	6,838	44,200	11,820	3,206	209,134
LIBOR	123,226	70,457	69,768	77,753	11,396
CMT	31,047	28,175	53,633	43,975	-
Adjustable – fixed for 3-5 years	342,005	241,347	290,397	392,126	189,385
Fixed	-	-	-	69	155

Total residential one-to-four units	602,898	554,573	764,746	1,129,715	1,719,368
Other	17,500	6,605	15,744	49,059	113,670

Total for investment portfolio	620,398	561,178	780,490	1,178,774	1,833,038
Sale portfolio (a)	640,669	779,002	824,072	892,314	980,164

Total for investment and sale portfolios	$1,261,067	$1,340,180	$1,604,562	$2,071,088	$2,813,202

(a) All residential one-to-four unit loans.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$8,365,223	77%	$9,231,837	77%	$10,107,839	78%	$10,770,739	77%	11,172,831	77%
MTA	1,807,965	17	2,094,828	18	2,353,639	18	2,636,804	19	2,841,747	20
LIBOR	435,132	4	364,537	3	366,907	3	359,752	3	351,128	2
Other, primarily CMT	228,260	2	209,191	2	191,542	1	138,488	1	151,003	1

Total adjustable loans (a)	$10,836,580	100%	$11,900,393	100%	$13,019,927	100%	$13,905,783	100%	$14,516,709	100%

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

Page 28	Navigation Links

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

          Our loan portfolio held for investment does contain loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At March 31, 2007, loans with the higher 125% limit on the maximum loan balance represented only 3% of our adjustable rate one-to-four unit residential loan portfolio, while those with the 115% limit represented only 2% and those with the 110% limit represented 76%. We permit adjustable rate mortgage loans to be assumed by qualified borrowers.

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

Page 29	Navigation Links

          As set forth in the following table, $10.1 billion or 81% of our residential one-to-four unit adjustable rate loans held for investment were subject to negative amortization at March 31, 2007, of which $358 million or 3.6% represented the amount of negative amortization included in the loan balance. The amount of negative amortization had a net increase of $37 million during the current quarter, as borrowers took advantage of the flexibility of this product. During the current quarter, approximately 31% of our loan interest income represented negative amortization, up from 29% in the fourth quarter of 2006 and 25% in the year-ago first quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%. In addition, $1.9 billion or 15% of our residential one-to-four unit adjustable rate loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

			Negative	Loan to	Current	Weighted
			Amortization	Value	Loan to	Average
	Loan	% of	Included in the	Ratio at	Value	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Ratio (a)	(Months)

Loan Investment Portfolio
Residential one-to-four units subject to negative amortization:
At March 31, 2007:
With negative amortization:
Balance less than or equal to original loan amount	$365,466	3%	$1,740	70%	69%	34
Balance greater than original loan amount	8,608,796	86	355,890	74	77	23

Total with negative amortization	8,974,262	89	357,630	73	76	23
Not utilizing negative amortization	1,080,655	11	-	69	65	48

Total loans subject to negative amortization	$10,054,917	100%	$357,630	73%	75%	26
As a percentage of total residential one-to-four unit
adjustable rate loans	81%

Total loans with interest only payments	$1,876,201			68%	68%	11
As a percentage of total residential one-to-four unit
adjustable rate loans	15%

At December 31 2006:
With negative amortization:
Balance less than or equal to original loan amount	$477,873	4%	$1,933	70%	69%	31
Balance greater than original loan amount	9,320,945	83	318,533	73	76	20

Total with negative amortization	9,798,818	87	320,466	73	75	21
Not utilizing negative amortization	1,401,052	13	-	69	65	41

Total loans subject to negative amortization	$11,199,870	100%	$320,466	73%	74%	23
As a percentage of total residential one-to-four unit
adjustable rate loans	85%

Total loans with interest only payments	$1,578,202			69%	68%	12
As a percentage of total residential one-to-four unit
adjustable rate loans	12%

At March 31, 2006:
With negative amortization:
Balance less than or equal to original loan amount	$1,011,396	7%	$2,772	70%	70%	20
Balance greater than original loan amount	9,953,964	72	178,787	73	74	15

Total with negative amortization	10,965,360	79	181,559	73	74	16
Not utilizing negative amortization	2,900,585	21	-	71	69	24

Total loans subject to negative amortization	$13,865,945	100%	$181,559	72%	73%	17
As a percentage of total residential one-to-four unit
adjustable rate loans	92%

Total loans with interest only payments	$723,108			70%	70%	22
As a percentage of total residential one-to-four unit
adjustable rate loans	5%

(a) Based on current loan balance relative to the lower of the appraised value or sales price at time of origination.
Page 30	Navigation Links

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest-only payments. At March 31, 2007, these other credit risks included:

  88% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties;
  81% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 9% were underwritten with no verification of either borrower income or assets; and
  the loans are relatively new and unseasoned, as 5% of our residential one-to-four unit loans were originated in the current quarter, with an additional 29% originated in 2006 and 34% in 2005.

          Those risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value limitations. For example, at March 31, 2007, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 72%. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values. For example, while residential property values have increased over the past several years thereby further reducing our exposure to credit risk, home value declines emerged in certain markets we lend to in 2006. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 68% of these loans were originated since year-end 2004.

          While our historic credit experience has been good, option ARMs can present greater credit risk in sustained periods of rising interest rates, as borrowers may see their loan payments increase significantly when their payments recast to fully-amortizing payments. In addition, credit risk increases if home values decline. In light of continued increases in market interest rates and other unfavorable changes in the residential housing market, we increased the start rate on option ARM loans originated for portfolio beginning in March of 2006 in order to reduce the potential for negative amortization. Since our start rate remained higher than that of many of our competitors, our production of option ARM loans for portfolio did not offset loan payoffs for the last year. In September of 2006, we increased the competitiveness of our option ARM pricing by lowering the start rate for borrowers who have high FICO credit scores and low loan-to-value ratios, with the goal of stimulating additional loan production for our portfolio, while at the same time limiting our portfolio credit exposure. However, this pricing change has not resulted in loan production completely offsetting portfolio payoffs.

          In September, 2006, the federal banking agencies issued final guidance on non-traditional mortgage loan products that allow borrowers to defer repayment of principal and sometimes interest, including "interest-only" mortgage loans, and "payment option" adjustable rate mortgage loans where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the incentive interest rate period, (2) recognize that certain nontraditional mortgage loans are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. We have instituted some disclosure changes and are assessing what impact, if any, this new lending guidance will have on our loan underwriting guidelines; and we continue to closely monitor trends in residential housing and lending markets and will make adjustments, as deemed necessary.

           We also offer other types of adjustable rate product for portfolio that do not permit negative amortization and do not fall in the scope of the guidance, but those products are currently not as popular with borrowers.

Page 31	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit loans by the Fair Isaac Corporation credit score model ("FICO") of the borrower at origination at the dates indicated.

	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$564,407	5%	$645,004	5%	$741,310	5%	$855,396	6%	$984,652	7%
621 to 659	3,104,677	25	3,344,594	25	3,601,342	25	3,755,084	25	3,788,331	25
660 to 719	4,721,195	38	5,095,599	39	5,469,547	39	5,736,445	39	5,861,341	39
720 and above	3,848,112	31	3,964,348	30	4,184,865	30	4,295,868	29	4,306,399	28
Not available	165,629	1	177,459	1	186,141	1	196,686	1	210,006	1

Total residential one-to-four units	$12,404,020	100%	$13,227,004	100%	$14,183,205	100%	$14,839,479	100%	$15,150,729	100%

Weighted average FICO score for
loan investment portfolio of
residential one-to-four units	694		692		692		691		690

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, the loan-to-value ratios have been updated to reflect the current loan balance and appraisal if private mortgage insurance has been removed.

	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,839,882	15%	$1,940,772	15%	$2,048,086	14%	$2,148,624	14%	$2,187,876	14%
61% to 70%	2,176,103	18	2,349,016	18	2,505,972	18	2,628,314	18	2,717,204	18
71% to 80%	7,763,469	63	8,271,605	62	8,877,059	63	9,225,868	62	9,313,806	62

Total 80% or below	11,779,454	95	12,561,393	95	13,431,117	95	14,002,806	94	14,218,886	94
81% to 85%:
With private mortgage insurance	90,228	1	96,683	1	110,452	1	124,623	1	143,620	1
Without private mortgage insurance	1,210	-	1,789	-	2,319	-	3,293	-	4,243	-

Total 81% to 85%	91,438	1	98,472	1	112,771	1	127,916	1	147,863	1
86% to 89%:
With private mortgage insurance	218,546	2	231,471	2	261,422	2	291,605	2	331,008	2
Without private mortgage insurance	5,005	-	5,960	-	6,687	-	6,603	-	6,328	-

Total 86% to 89%	223,551	2	237,431	2	268,109	2	298,208	2	337,336	2
90% and above:
With private mortgage insurance	281,334	2	300,546	2	341,158	2	380,351	3	417,974	3
Without private mortgage insurance (a)	24,948	-	25,569	-	26,405	-	26,491	-	24,693	-

Total 90% and above	306,282	2	326,115	2	367,563	2	406,842	3	442,667	3
Not available	3,295	-	3,593	-	3,645	-	3,707	-	3,977	-
Total residential one-to-four units	$12,404,020	100%	$13,227,004	100%	$14,183,205	100%	$14,839,479	100%	$15,150,729	100%

Weighted average loan-to-value ratio
for loan investment portfolio of
residential one-to-four units		72		72		72		72		72

(a) Primarily related to Community Reinvestment Act activities.

          We continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market to the extent we can do so profitably. We sold $714 million of loans and mortgage-backed securities in the current quarter, unchanged from the fourth quarter of 2006 but down from $876 million in the year-ago first quarter. All amounts were secured by residential one-to-four unit property, and at March 31, 2007, loans held for sale totaled $268 million.

          In addition to single family loans, $17 million of other loans were originated in the current quarter, up from $7 million in the fourth quarter of 2006, but down from $114 million in the year-ago quarter.

Page 32	Navigation Links

          At March 31, 2007, our unfunded loan application pipeline totaled $1.3 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $630 million, of which $290 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at March 31, 2007, we had commitments for undrawn lines of credit of $292 million and loans in process of $43 million. We believe our current sources of funds will be adequate relative to these obligations.

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$260,893	$313,226	$473,072	$729,413	$1,517,610
Adjustable – fixed for 3-5 years	342,005	241,347	290,397	392,126	189,385
Fixed	-	-	-	-	155

Total residential one-to-four units	602,898	554,573	763,469	1,121,539	1,707,150
Home equity loans and lines of credit	2,812	3,018	6,388	8,313	8,793
Residential five or more units – adjustable	435	-	560	525	68,583

Total residential	606,145	557,591	770,417	1,130,377	1,784,526
Commercial real estate	-	-	-	-	630
Construction	12,897	1,730	7,516	4,458	19,863
Land	-	71	313	33,903	15,102
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	1,356	1,786	967	1,860	699

Total loans originated	620,398	561,178	779,213	1,170,598	1,820,820
Residential one-to-four unit loans purchased	-	-	1,277	8,176	12,218

Total loans originated and purchased	620,398	561,178	780,490	1,178,774	1,833,038
Loan repayments	(1,560,187)	(1,661,536)	(1,563,517)	(1,596,002)	(1,393,957)
Other net changes (a)	74,542	95,784	74,266	70,033	71,575

Increase (decrease) in loans held for investment, net	(865,247)	(1,004,574)	(708,761)	(347,195)	510,656

Sale Portfolio
Residential one-to-four unit loans:
Originated	631,268	778,519	823,656	890,191	979,000
Purchased	9,401	483	416	2,123	1,164
Loans transferred to the investment portfolio (a)	(16,234)	(22,819)	(10,722)	(6,782)	(3,840)
Originated whole loans sold	(430,739)	(474,578)	(699,664)	(751,702)	(662,306)
Loans exchanged for mortgage-backed securities	(283,691)	(239,396)	(203,492)	(276,292)	(213,980)
Capitalized basis adjustment (b)	(754)	(270)	815	1,254	(1,066)
Other net changes (c)	(4,604)	(2,152)	(5,272)	(2,612)	(1,949)

Increase (decrease) in loans held for sale, net	(95,353)	39,787	(94,263)	(143,820)	97,023

Mortgage-backed securities, net:
Received in exchange for loans	283,691	239,396	203,492	276,292	213,980
Sold	(283,691)	(239,396)	(203,492)	(276,292)	(213,980)
Repayments	(135)	(6)	(6)	(8)	(6)
Other net changes	1	-	-	-	-

Decrease in mortgage-backed securities
available for sale	(134)	(6)	(6)	(8)	(6)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(95,487)	39,781	(94,269)	(143,828)	97,017

Total increase (decrease) in loans and
mortgage-backed securities, net	$(960,734)	$(964,793)	$(803,030)	$(491,023)	$607,673

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(b) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
(c) Primarily included repayments and the change in net deferred costs and premiums.
Page 33	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$10,715,218	$11,786,038	$12,896,352	$13,774,904	$14,375,672
Adjustable – fixed for 3-5 years	1,639,381	1,397,516	1,240,644	1,017,059	724,442
Fixed	49,421	43,450	46,209	47,516	50,615

Total residential one-to-four units	12,404,020	13,227,004	14,183,205	14,839,479	15,150,729
Home equity loans and lines of credit	168,442	187,939	211,713	232,746	250,804
Residential five or more units:
Adjustable	109,330	112,580	115,174	117,060	134,340
Fixed	898	908	936	1,040	1,092
Commercial real estate:
Adjustable	23,580	23,943	24,117	24,254	25,967
Fixed	2,716	2,757	2,793	2,837	2,879
Construction	61,955	52,922	58,157	67,609	78,095
Land	58,795	58,910	59,394	59,682	27,379
Non-mortgage:
Commercial	2,200	2,400	3,400	3,400	3,481
Consumer	6,143	6,778	6,073	6,303	6,658

Total loans held for investment	12,838,079	13,676,141	14,664,962	15,354,410	15,681,424
Increase (decrease) for:
Undisbursed loan funds	(43,709)	(40,208)	(48,635)	(58,390)	(59,222)
Net deferred costs and premiums	208,425	232,294	256,315	275,797	290,116
Allowance for losses	(60,758)	(60,943)	(60,784)	(51,198)	(44,504)

Total loans held for investment, net	12,942,037	13,807,284	14,811,858	15,520,619	15,867,814

Sale Portfolio
Loans held for sale:
Residential one-to-four units	266,162	358,128	318,414	411,086	556,365
Net deferred costs and premiums	2,156	4,789	4,445	6,851	6,646
Capitalized basis adjustment (a)	(456)	298	569	(246)	(1,500)

Total loans held for sale, net	267,862	363,215	323,428	417,691	561,511
Mortgage-backed securities available for sale:
Adjustable	117	251	257	263	271
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	117	251	257	263	271

Total loans held for sale and mortgage-backed
securities available for sale	267,979	363,466	323,685	417,954	561,782

Total loans and mortgage-backed securities, net	$13,210,016	$14,170,750	$15,135,543	$15,938,573	$16,429,596

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At March 31, 2007, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at March 31, 2007, was essentially equal to our cost basis.

Page 34	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Federal funds	$-	$1	$1	$2	$-
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	1,411,196	1,433,113	1,162,551	892,109	730,338
Other	62	63	63	63	64

Total investment securities	$1,411,258	$1,433,177	$1,162,615	$892,174	$730,402

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are presented in the following table. The $1 million unrealized loss on investment securities that have been in a loss position for less than 12 months and the $3 million unrealized loss on investment securities that have been in a loss position for more than 12 months are due to changes in market interest rates and are not considered to be other than temporary. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	599,196	804	661,943	2,621	1,261,139	3,425
Other	-	-	-	-	-	-

Total temporarily impaired securities	$599,196	$804	$661,943	$2,621	$1,261,139	$3,425

          The following table sets forth the maturities of our investment securities and their weighted average yields at March 31, 2007.

	Amount Due as of March 31, 2007

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$-	$-	$-	$-	$-
Weighted average yield	-%	-%	-%	-%	-%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	41,531	987,680	381,985	-	1,411,196
Weighted average yield	4.24%	5.56%	5.01%	-%	5.37%
Other	-	-	-	62	62
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$41,531	$987,680	$381,985	$62	$1,411,258
Weighted average yield	4.24%	5.56%	5.01%	6.25%	5.37%

(a) At March 31, 2007, 35% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.50% to 2.00% at various specified dates ranging from June 2007 to December 2012. In addition, at March 31, 2007, all of these investment securities contained call provisions from April 2007 to August 2015. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
Page 35	Navigation Links

Deposits

          At March 31, 2007, our deposits totaled $11.6 billion, down $551 million or 4.5% from the year-ago level and $137 million or 1.2% from year-end 2006. Compared with the year-ago period, our transaction accounts (i.e., checking, money market and regular passbook) declined $384 million or 12.4% due to a decline of $425 million in regular passbook accounts. Given the relatively low level of interest rates in prior periods, certain of our depositors moved monies from certificates of deposit to transaction accounts, primarily regular passbook accounts, as they seemed more interested in liquidity. As market interest rates have risen, monies have flowed back into certificates of deposit. Checking accounts have increased $54 million or 4.2% from a year ago.

          During the current quarter, one traditional branch was opened. This brings our total number of branches to 173, of which 91 were in-store and four were located in Arizona. At March 31, 2007, the average deposit size of our 82 traditional branches was $112 million, while the average deposit size of our 91 in-store branches was $27 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$831,708	-%	$769,086	-%	$776,696	-%	$751,446	-%	$758,055
Interest-bearing
checking (a)	0.28	505,975	0.28	493,620	0.28	486,226	0.29	497,313	0.29	525,564
Money market	1.05	153,291	1.04	148,448	1.04	147,812	1.05	162,213	1.05	166,496
Regular passbook	0.95	1,227,664	0.97	1,269,420	0.98	1,355,595	1.00	1,483,890	1.02	1,652,549

Total transaction
accounts	0.54	2,718,638	0.57	2,680,574	0.58	2,766,329	0.62	2,894,862	0.65	3,102,664
Certificates of deposit:
Less than 2.00%	1.30	24,106	1.29	22,566	1.28	22,484	1.31	29,690	1.49	47,149
2.00-2.49	2.29	686	2.29	686	2.46	11,567	2.37	24,559	2.37	81,014
2.50-2.99	2.80	11,062	2.80	25,375	2.84	51,185	2.87	92,839	2.81	159,742
3.00-3.49	3.29	99,309	3.30	128,294	3.27	153,871	3.28	176,414	3.34	368,255
3.50-3.99	3.89	144,544	3.89	237,155	3.87	267,610	3.89	1,190,947	3.86	2,681,838
4.00-4.49	4.25	271,609	4.31	692,386	4.26	1,574,479	4.24	3,765,400	4.23	4,422,839
4.50-4.99	4.90	4,235,873	4.82	2,722,829	4.74	3,340,812	4.72	3,408,252	4.68	1,320,831
5.00-5.49	5.17	3,871,787	5.19	5,008,378	5.20	3,514,530	5.08	304,776	5.07	14,571
5.50 and greater	5.55	269,817	5.54	266,626	5.54	242,891	-	-	-	-

Total certificates
of deposit	4.97	8,928,793	4.94	9,104,295	4.78	9,179,429	4.36	8,992,877	4.10	9,096,239

Total deposits	3.94%	$11,647,431	3.95%	$11,784,869	3.81%	$11,945,758	3.45%	$11,887,739	3.22%	$12,198,903

(a) Included amounts swept into money market deposit accounts.
Page 36	Navigation Links

Borrowings

          At March 31, 2007, our borrowings totaled $2.0 billion, down $2.0 billion from a year ago and $766 million from year-end 2006. At quarter end, we borrowed $547 million of funds through transactions in which securities are sold under agreements to repurchase. These repurchase agreements are entered into with selected major securities dealers, using securities of government sponsored entities from our portfolio as collateral.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2007	2006	2006	2006	2006

Securities sold under agreements to repurchase	$546,870	$469,971	$463,678	$255,042	$-
Federal Home Loan Bank advances (a)	1,298,197	2,140,785	2,680,546	3,499,450	3,825,811
Senior notes	198,305	198,260	198,216	198,172	198,129

Total borrowings	$2,043,372	$2,809,016	$3,342,440	$3,952,664	$4,023,940

Weighted average rate on borrowings during
the quarter (a)	5.86%	5.77%	5.71%	5.33%	4.92%
Total borrowings as a percentage of total assets	13.41	17.33	19.68	22.63	22.60

(a) Included the impact of interest rate swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 38 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

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

Page 37	Navigation Links

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

Page 38	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of March 31, 2007, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience to anticipate future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets may not respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	March 31, 2007

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$859,672	$237,260	$440,451	$-	$-	$1,537,383
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	11,231,923	319,673	1,078,964	-	-	12,630,560
Fixed	150,040	4,091	22,132	11,945	6,529	194,737
Home equity loans and lines of credit	166,639	133	692	85	-	167,549
Residential five or more units:
Adjustable	71,118	17,091	6,687	-	-	94,896
Fixed	100	94	461	193	43	891
Commercial real estate	18,173	2,749	4,491	25	-	25,438
Construction	42,246	-	-	-	-	42,246
Land	46,600	-	-	-	-	46,600
Non-mortgage loans:
Commercial	1,128	-	-	-	-	1,128
Consumer	5,851	3	-	-	-	5,854
Mortgage-backed securities	117	-	-	-	-	117

Total loans and mortgage-backed securities, net	11,733,935	343,834	1,113,427	12,248	6,572	13,210,016

Total interest-earning assets	$12,593,607	$581,094	$1,553,878	$12,248	$6,572	$14,747,399

Transaction accounts:
Non-interest-bearing checking	$831,708	$-	$-	$-	$-	$831,708
Interest-bearing checking (c)	505,975	-	-	-	-	505,975
Money market (d)	153,291	-	-	-	-	153,291
Regular passbook (d)	1,227,664	-	-	-	-	1,227,664

Total transaction accounts	2,718,638	-	-	-	-	2,718,638
Certificates of deposit (e)	6,697,300	1,843,902	387,591	-	-	8,928,793

Total deposits	9,415,938	1,843,902	387,591	-	-	11,647,431
FHLB advances and other borrowings	1,426,870	-	418,197	-	-	1,845,067
Senior notes	-	-	-	198,305	-	198,305
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$11,272,808	$1,843,902	$375,788	$198,305	$-	$13,690,803

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$1,320,799	$(1,262,808)	$1,178,090	$(186,057)	$6,572	$1,056,596
Cumulative gap	1,320,799	57,991	1,236,081	1,050,024	1,056,596
Cumulative gap – as a percentage of total assets:
March 31, 2007	8.67%	0.38%	8.11%	6.89%	6.93%
December 31, 2006	10.86	0.92	8.29	7.14	7.18
March 31, 2006	19.61	8.60	7.27	6.24	6.29

(a) Includes FHLB stock and is based on contractual maturity and repricing date.
(b) Based on contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based on contractual maturity and repricing date.
Page 39	Navigation Links

          Our six-month gap at March 31, 2007 was a positive 8.67%. This means that more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 10.86% at December 31, 2006 and 19.61% a year ago, which reflected a larger repricing mismatch between interest-earning assets and deposits and borrowings.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio. For the twelve months ended March 31, 2007, we originated and purchased for investment $3.1 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At March 31, 2007, December 31, 2006 and March 31, 2006 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $12.8 billion at March 31, 2007, compared with $13.6 billion at December 31, 2006 and $15.6 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We originate fixed rate loans primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

Weighted average yield: (a)
Loans and mortgage-backed securities	7.61%	7.59%	7.38%	6.99%	6.52%
Investment securities (b)	5.37	5.38	5.26	4.97	4.66

Interest-earning assets yield	7.40	7.38	7.22	6.88	6.44

Weighted average cost:
Deposits	3.94	3.95	3.81	3.45	3.22
Borrowings:
Securities sold under agreements to repurchase	5.29	5.30	5.27	5.30	-
Federal Home Loan Bank advances (c)	6.15	5.87	5.75	5.57	4.94
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	5.95	5.82	5.73	5.60	5.02

Combined funds cost	4.24	4.31	4.23	3.99	3.67

Interest rate spread	3.16%	3.07%	2.99%	2.89%	2.77%

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

          The period-end weighted average yield on our loans and mortgage-backed securities increased to 7.61% at March 31, 2007, up from 7.59% at December 31, 2006 and 6.52% a year ago. At March 31, 2007, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $12.6 billion with a weighted average rate of 7.60%, compared with $13.5 billion with a weighted average rate of 7.56% at December 31, 2006, and $15.6 billion with a weighted average rate of 6.48% at March 31, 2006.

Page 40	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market and real estate acquired in settlement of loans. Our non-performing assets totaled $143 million at March 31, 2007, up from $110 million at December 31, 2006 and $39 million at March 31, 2006. The increase in our non-performing assets during the current quarter was primarily due to an increase in our residential one-to-four unit category of $25 million. The non-performing land category consists of a single loan to develop residential lots. While this loan is deemed collateral dependent and value impaired, no significant loss is anticipated at this time. Of the total non-performing assets, real estate acquired in settlement of loans represented $17 million at March 31, 2007, up from $9 million at December 31, 2006 and less than $1 million at March 31, 2006. Our non-performing assets as a percentage of total assets was 0.94% at March 31, 2007, up from 0.68% at year-end 2006 and 0.22% at March 31, 2006.

          The following table summarizes our non-performing assets at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2007	2006	2006	2006	2006

Non-accrual loans:
Residential one-to-four units	$114,833	$90,218	$60,461	$38,074	$38,503
Land	11,345	11,345	-	-	-
Other	28	275	306	-	1

Total non-accrual loans	126,206	101,838	60,767	38,074	38,504
Real estate acquired in settlement of loans	17,212	8,524	5,761	1,254	385

Total non-performing assets	$143,418	$110,362	$66,528	$39,328	$38,889

Allowance for loan losses:
Amount	$60,758	$60,943	$60,784	$51,198	$44,504
As a percentage of non-accrual loans	48.14%	59.84%	100.03%	134.47%	115.58%
Non-performing assets as a percentage of total assets	0.94	0.68	0.39	0.23	0.22

          At March 31, 2007, $26 million of our non-performing assets were located outside of California, compared with $10 million a year ago.

Delinquent Loans

          At March 31, 2007, loans delinquent 30 days or more as a percentage of total loans was 1.32%, up from 1.03% at December 31, 2006 and 0.37% at March 31, 2006. The increase from the prior year-ago quarter occurred primarily in our residential one-to-four units and land classifications. As a percentage of its loan category, delinquent residential one-to-four units increased from 0.38% at March 31, 2006 and 1.05% at December 31, 2006 to 1.27% at March 31, 2007. A higher incidence of delinquency is expected when the minimum payments on our option ARM and hybrid ARM loans reset, particularly when our option ARM loans reach their maximum loan balance permitted under the terms of the loan. Our land delinquency category consists of a single loan to develop residential lots. While this loan is deemed collateral dependent and value impaired, no significant loss is anticipated at this time. These increases in delinquency are considered when we analyze the adequacy of our loan loss allowance.

Page 41	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	March 31, 2007				December 31, 2006

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$47,770	$31,510	$82,091	$161,371	$56,962	$24,100	$62,887	$143,949
Home equity loans and lines of credit	256	32	15	303	20	212	259	491
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	11,345	11,345	-	-	-	-

Total real estate loans	48,026	31,542	93,451	173,019	56,982	24,312	63,146	144,440
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	6	50	13	69	60	1	16	77

Total delinquent loans	$48,032	$31,592	$93,464	$173,088	$57,042	$24,313	$63,162	$144,517

Delinquencies as a percentage of total loans	0.37%	0.24%	0.71%	1.32%	0.41%	0.17%	0.45%	1.03%

	September 30, 2006				June 30, 2006

Loans secured by real estate:
Residential:
One-to-four units	$42,522	$20,872	$37,214	$100,608	$28,007	$11,877	$23,879	$63,763
Home equity loans and lines of credit	-	173	297	470	400	-	-	400
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	42,522	21,045	37,511	101,078	28,407	11,877	23,879	64,163
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	63	10	9	82	13	31	-	44

Total delinquent loans	$42,585	$21,055	$37,520	$101,160	$28,420	$11,908	$23,879	$64,207

Delinquencies as a percentage of total loans	0.28%	0.14%	0.25%	0.68%	0.18%	0.08%	0.15%	0.41%

	March 31, 2006

Loans secured by real estate:
Residential:
One-to-four units	$26,669	$10,491	$22,110	$59,270
Home equity loans and lines of credit	61	-	-	61
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	26,730	10,491	22,110	59,331
Non-mortgage:
Commercial	-	-	-	-
Consumer	61	6	1	68

Total delinquent loans	$26,791	$10,497	$22,111	$59,399

Delinquencies as a percentage of total loans	0.17%	0.06%	0.14%	0.37%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 42	Navigation Links

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

          Provision for credit losses totaled $0.6 million in the first quarter of 2007, compared with $10.1 million a year ago. The California residential real estate market continued to show signs of weakening, with a decline in prices and an increase in loan defaults. In addition, capitalized interest balances continued to increase on negative amortizing loans. If this tendency continues, certain borrowers may reach their limit of negative amortization permitted under the terms of their loan, thereby resulting in an increase in their minimum monthly loan payment and the potential for higher delinquencies. Despite these trends, an $823 million or 6.2% drop in the single-family residential loan portfolio in the current quarter mitigated the need to increase the associated allowance for loan losses. The allowance declined $0.1 million in the current quarter, reflecting a decrease of $4.9 million in the general valuation allowance and an increase of $4.8 million in the allocated allowance. At March 31, 2007, the allowance for credit losses was $62 million, comprised of $61 million for loan losses and $1 million for unfunded loan commitments virtually unchanged from year-end. Unfunded loan commitments are reported in the category accounts payable and accrued liabilities. There was no change in our unallocated allowance of $2.8 million.

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Allowance for loan losses
Balance at beginning of period	$60,943	$60,784	$51,198	$44,504	$34,601
Provision	507	411	9,777	6,701	9,974
Charge-offs	(843)	(376)	(197)	(12)	(76)
Recoveries	151	124	6	5	5

Balance at end of period	$60,758	$60,943	$60,784	$51,198	$44,504

Allowance for loan-related commitments
Balance at beginning of period	$1,055	$1,221	$1,358	$1,397	$1,314
Provision (reduction)	110	(166)	(137)	(39)	83

Balance at end of period	$1,165	$1,055	$1,221	$1,358	$1,397

Total allowance for credit losses
Balance at beginning of period	$61,998	$62,005	$52,556	$45,901	$35,915
Provision	617	245	9,640	6,662	10,057
Charge-offs	(843)	(376)	(197)	(12)	(76)
Recoveries	151	124	6	5	5

Balance at end of period	$61,923	$61,998	$62,005	$52,556	$45,901

Page 43	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2007	2006	2006	2006	2006

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$823	$358	$166	$-	$25
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	20	18	31	12	51

Total gross loan charge-offs	843	376	197	12	76

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	150	120	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	1	4	6	5	5

Total gross loan recoveries	151	124	6	5	5

Net loan charge-offs
(recoveries)
Loans secured by real estate:
Residential:
One-to-four units	673	238	166	-	25
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	19	14	25	7	46

Total net loan charge-offs	$692	$252	$191	$7	$71

Net loan charge-offs as a percentage
of average loans	0.02%	0.01%	-%	-%	-%

Page 44	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2007	2006	2006	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	$53,931	$53,918	$53,918	$44,518	$37,874
Home equity loans and lines of credit	857	999	1,124	1,192	1,288
Five or more units	1,006	1,030	1,049	1,064	1,194
Commercial real estate	266	267	302	304	298
Construction	574	581	454	455	487
Land	1,025	1,016	838	570	251
Non-mortgage:
Commercial	11	14	14	14	16
Consumer	288	318	285	281	296
Not specifically allocated	2,800	2,800	2,800	2,800	2,800

Total for loans held for investment	$60,758	$60,943	$60,784	$51,198	$44,504

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2007	2006	2006	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	0.43%	0.41%	0.38%	0.30%	0.25%
Home equity loans and lines of credit	0.51	0.53	0.53	0.51	0.51
Five or more units	0.91	0.91	0.90	0.90	0.88
Commercial real estate	1.01	1.00	1.12	1.12	1.03
Construction	0.93	1.10	0.78	0.67	0.62
Land	1.74	1.72	1.41	0.96	0.92
Non-mortgage:
Commercial	0.50	0.58	0.41	0.41	0.46
Consumer	4.69	4.70	4.69	4.46	4.45

Total for loans held for investment	0.47%	0.45%	0.41%	0.33%	0.28%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2007	2006	2006	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	96.62%	96.71%	96.72%	96.65%	96.62%
Home equity loans and lines of credit	1.31	1.37	1.44	1.51	1.60
Five or more units	0.86	0.83	0.79	0.77	0.86
Commercial real estate	0.20	0.20	0.18	0.18	0.18
Construction	0.48	0.39	0.40	0.44	0.50
Land	0.46	0.43	0.41	0.39	0.18
Non-mortgage:
Commercial	0.02	0.02	0.02	0.02	0.02
Consumer	0.05	0.05	0.04	0.04	0.04

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

          At March 31, 2007, the recorded investment in loans for which we recognized impairment totaled $12 million, up from $11 million at December 31, 2006 and no loans at March 31, 2006. The allowance for losses related to these loans was less than $1 million at March 31, 2007 and December 31, 2006, with no allowance for losses at March 31, 2006. During the current quarter there was no interest recognized on the impaired loan portfolio.

Page 45	Navigation Links

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Balance at beginning of period	$601	$-	$-	$-	$-
Provision	56	601	-	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$657	$601	$-	$-	$-

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2007	2006	2006	2006	2006

Balance at beginning of period	$103	$103	$103	$103	$103
Provision	-	-	-	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$103	$103	$103	$103	$103

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

          Our primary sources of funds generated in the first quarter of 2007 were from:

  principal repayments of $1.3 billion on loans held for investment and mortgage-backed securities available for sale, including prepayments but excluding refinances of our existing loans;
  maturities or calls of $128 million of U.S. Treasury, government sponsored entities and other investment securities available for sale; and
  a net decline of $95 million in our loans held for sale.

          We used these funds to:

  reduce borrowings by $766 million;
  originate and purchase $390 million of loans held for investment, excluding refinances of our existing loans;
  absorb a $137 million reduction in deposits; and
  purchase $100 million of investment securities of government sponsored entities available for sale.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At March 31, 2007, our FHLB borrowings totaled $1.3 billion, representing 8.5% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $6.3 billion. To the extent deposit growth over the remainder of 2007 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of March 31, 2007, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $630 million, of which $290 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $335 million and operating leases of $18 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

Page 46	Navigation Links

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of March 31, 2007, the Bank had the capacity to declare a dividend totaling $366 million subject to filing an application with the Office of Thrift Supervision (“OTS”) at least 30 days prior to the distribution and the OTS approve the dividend. At March 31, 2007, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $99 million down from $108 million at the end of 2006.

          Stockholders’ equity totaled $1.4 billion at March 31, 2007, up $46 million from December 31, 2006 and up $195 million from March 31, 2006.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 38 and Note 3 of Notes to the Consolidated Financial Statements on page 8.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty we made to the investor in connection with the sale. If such a defect is identified, we may required us to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first three months of 2007, we recorded a $0.3 million repurchase or indemnification losses related to defects in the origination process and repurchased $9 million of loans. Included in the repurchased loans was $8 million of one-to-four single family residential loans from Fannie Mae, due to the loans being outside Fannie Mae’s underwriting guidelines.

          These loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. We reserved less than $1 million at March 31, 2007, December 31, 2006 and March 31, 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of March 31, 2007, our maximum sales price premium refund would be $7.2 million. See Note 3 of Notes to the Consolidated Financial Statements on page 8.

Page 47	Navigation Links

          At March 31, 2007, scheduled maturities of obligations and commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,541,202	$280,898	$106,693	$-	$8,928,793
Securities sold under agreements to repurchase	546,870	-	-	-	546,870
FHLB advances and other borrowings	880,000	418,197	-	-	1,298,197
Senior notes	-	-	-	198,305	198,305
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	224,546	-	-	-	224,546
Associated loan forward sale contracts (a)	209,818	-	-	-	209,818
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	267,862	-	-	-	267,862
Associated loan forward sale contracts (a)	254,260	-	-	-	254,260
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	430,000	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed (a)	-	430,000	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	340,849	-	-	-	340,849
Undisbursed loan funds and unused lines of credit	18,514	25,375	4,413	286,501	334,803
Operating leases	5,259	7,901	3,613	760	17,533

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $290 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 9.64% and its risk-based capital ratio was 19.57% at March 31, 2007. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of March 31, 2007.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,540,947			$1,540,947		$1,540,947
Adjustments:
Deductions:
Investment in real estate subsidiary	(77,314)			(77,314)		(77,314)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,069)			(2,069)		(2,069)
Additions:
Unrealized losses on investment securities
available for sale	1,676			1,676		1,676
Allowance for credit losses, net of specific
allowances (a)	-			-		61,698

Regulatory capital	1,460,090	9.64%		1,460,090	9.64%	1,521,788	19.57%
Well capitalized requirement	227,291	1.50	(b)	757,636	5.00	777,740	10.00	(c)

Excess	$1,232,799	8.14%		$702,454	4.64%	$744,048	9.57%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 18.77%.
Page 48	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 38.

ITEM 4. – CONTROLS AND PROCEDURES

          As of March 31, 2007, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes during the most recent fiscal quarter in Downey’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect Downey’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled “Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association.” The complaint seeks unspecified damages for alleged unpaid regular and overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at any time during the four years prior to October 29, 2004. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint seeks unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff is seeking class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

ITEM 1A. – Risk Factors

          There have been no other material changes in our risk factors since December 31, 2006, except that the IRS may assert a $9.2 million penalty (including penalty interest) against Downey related to its 2004 tax return. Downey has determined it is unlikely any such penalty would be sustained and it would vigorously contest any penalty that would be proposed. See Note (4) – Income Taxes on page 12 and Note (9) – Adjustment of Prior and Beginning Period Amounts on page 15 of Notes to Consolidated Financial Statements.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: May 4, 2007	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Brian E. Côté

Date: May 4, 2007	Brian E. Côté
Chief Financial Officer

Page 51	Navigation Links

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
    NOTE (5) – Employee Stock Option Plans
    NOTE (6) – Earnings Per Share
    NOTE (7) – Business Segment Reporting
    NOTE (8) – Recently Issued Accounting Standards
    NOTE (9) – Adjustment of Prior and Beginning Period Amounts

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