Form 10-Q
period 2007-06-30
DOWNEY FINANCIAL CORP
filed 2007-08-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

          At June 30, 2007, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

June 30, 2007 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(Dollars in Thousands, Except Per Share Data)	2007	2006	2006

Assets
Cash	$149,308	$124,865	$152,957
Federal funds	-	1	2

Cash and cash equivalents	149,308	124,866	152,959
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	1,917,603	1,433,176	892,172
Loans held for sale, at lower of cost or fair value	187,752	363,215	417,691
Mortgage-backed securities available for sale, at fair value	114	251	263
Loans held for investment	12,273,307	13,868,227	15,571,817
Allowance for loan losses	(69,107)	(60,943)	(51,198)

Loans held for investment, net	12,204,200	13,807,284	15,520,619
Investments in real estate and joint ventures	64,997	59,843	49,237
Real estate acquired in settlement of loans	29,925	8,524	1,254
Premises and equipment	115,823	114,052	110,537
Federal Home Loan Bank stock, at cost	72,429	152,953	184,796
Mortgage servicing rights, net	21,619	21,196	20,561
Other assets	139,200	122,022	114,691

	$14,902,970	$16,207,382	$17,464,780

Liabilities and Stockholders’ Equity
Deposits	$11,246,806	$11,784,869	$11,887,739
Securities sold under agreements to repurchase	587,544	469,971	255,042
Federal Home Loan Bank advances	1,104,373	2,140,785	3,499,450
Senior notes	198,351	198,260	198,172
Accounts payable and accrued liabilities	289,937	220,262	327,181
Deferred income taxes	11,486	-	13,111

Total liabilities	13,438,497	14,814,147	16,180,695

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at June 30, 2007, December 31, 2006 and
June 30, 2006; outstanding 27,853,783 shares at June 30, 2007,
December 31, 2006 and June 30, 2006	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive loss	(6,068)	(5,204)	(12,189)
Retained earnings	1,393,259	1,321,157	1,218,992
Treasury stock, at cost, 381,239 shares at June 30, 2007,
December 31, 2006 and June 30, 2006	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,464,473	1,393,235	1,284,085

	$14,902,970	$16,207,382	$17,464,780

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Thousands, Except Per Share Data)	2007	2006	2007	2006

Interest income
Loans	$230,383	$275,233	$482,555	$530,578
U.S. Treasury and government sponsored entities securities	20,120	8,930	39,294	16,266
Mortgage-backed securities	3	3	6	6
Other investment securities	1,718	2,243	4,189	4,522

Total interest income	252,224	286,409	526,044	551,372

Interest expense
Deposits	111,888	99,798	225,463	191,633
Federal Home Loan Bank advances and other borrowings	25,576	50,966	57,406	94,880
Senior notes	3,301	3,298	6,602	6,596

Total interest expense	140,765	154,062	289,471	293,109

Net interest income	111,459	132,347	236,573	258,263
Provision for credit losses	9,505	6,662	10,122	16,719

Net interest income after provision for credit losses	101,954	125,685	226,451	241,544

Other income, net
Loan and deposit related fees	9,338	9,171	18,174	17,729
Real estate and joint ventures held for investment, net	(111)	2,553	365	4,842
Secondary marketing activities:
Loan servicing income (loss), net	(789)	452	(1,225)	641
Net gains on sales of loans and mortgage-backed securities	8,978	8,619	17,718	20,273
Other	109	235	181	755

Total other income, net	17,525	21,030	35,213	44,240

Operating expense
Salaries and related costs	40,998	40,873	83,232	81,653
Premises and equipment costs	9,122	8,410	17,931	16,948
Advertising expense	1,878	1,879	3,069	3,121
Deposit insurance premiums and regulatory assessments	2,482	1,008	5,246	2,022
Professional fees	731	450	1,290	1,242
Other general and administrative expense	6,201	8,295	15,996	17,470

Total general and administrative expense	61,412	60,915	126,764	122,456
Net operation of real estate acquired in settlement of loans	948	28	1,239	19

Total operating expense	62,360	60,943	128,003	122,475

Income before income taxes	57,119	85,772	133,661	163,309
Income taxes	24,375	37,548	58,054	71,388

Net income	$32,744	$48,224	$75,607	$91,921

Per share information
Basic	$1.17	$1.73	$2.71	$3.30
Diluted	$1.17	$1.73	$2.71	$3.30
Cash dividends declared and paid	$0.12	$0.10	$0.24	$0.20
Weighted average shares outstanding
Basic	27,853,783	27,853,783	27,853,783	27,853,783
Diluted	27,884,062	27,884,281	27,884,046	27,883,751

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2007	2006	2007	2006

Net income	$32,744	$48,224	$75,607	$91,921

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	(4,306)	(5,608)	(718)	(6,975)
Mortgage-backed securities available for sale, at fair value	-	-	-	-
Reclassification of realized amounts included in net income	-	-	-	-
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	671	936	825	1,439
Reclassification of realized amounts included in net income	(757)	(1,321)	(971)	(1,245)

Total other comprehensive loss, net of income tax benefits	(4,392)	(5,993)	(864)	(6,781)

Comprehensive income	$28,352	$42,231	$74,743	$85,140

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In Thousands)	2007	2006

Cash flows from operating activities
Net income	$75,607	$91,921
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	7,138	6,543
Amortization	59,362	56,203
Provision for losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing rights,
real estate acquired in settlement of loans, and other assets	11,032	16,584
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(16,727)	(23,902)
Interest capitalized on loans (negative amortization)	(144,884)	(136,002)
Federal Home Loan Bank stock dividends	(4,036)	(4,513)
Loans originated and purchased for sale	(1,135,540)	(1,872,478)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	1,296,511	1,922,339
Other, net	(140,160)	(49,911)

Net cash provided by operating activities	8,303	6,784

Cash flows from investing activities
Proceeds from:
Sales of Federal Home Loan Bank stock	84,560	-
Maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	214,350	8,250
Sales of wholly owned real estate and real estate acquired in settlement of loans	8,034	866
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(500,000)	(211,220)
Loans held for investment	-	(20,394)
Premises and equipment	(9,013)	(14,778)
Federal Home Loan Bank stock	-	(439)
Originations of loans held for investment (net of refinances of $450,263 for the six months ended June 30, 2007 and $403,664 for the six months ended
June 30, 2006)	(884,248)	(2,587,754)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	2,600,061	2,586,310
Net change in undisbursed loan funds	(30,407)	(18,368)
Investments in real estate held for investment	(4,879)	3,771
Other, net	1,176	7,152

Net cash provided by (used for) investing activities	1,479,634	(246,604)

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended
	June 30,

(In Thousands)	2007	2006

Cash flows from financing activities
Net increase (decrease) in deposits	$(538,063)	$10,891
Proceeds from Federal Home Loan Bank advances and other borrowings	8,931,573	16,096,285
Repayments of Federal Home Loan Bank advances and other borrowings	(9,853,000)	(15,895,243)
Cash dividends	(6,684)	(5,570)
Other, net	2,679	(3,980)

Net cash provided by (used for) financing activities	(1,463,495)	202,383

Net increase (decrease) in cash and cash equivalents	24,442	(37,437)
Cash and cash equivalents at beginning of period	124,866	190,396

Cash and cash equivalents at end of period	$149,308	$152,959

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$291,738	$302,257
Income taxes	178,968	68,029
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	19,042	11,110
Loans transferred from held for investment to held for sale	2,151	488
U.S. Treasury, government sponsored entities and other investment securities
available for sale, purchased and not settled	199,980	75,000
Loans exchanged for mortgage-backed securities	621,651	490,272
Real estate acquired in settlement of loans	30,178	1,077
Loans to facilitate the sale of real estate acquired in settlement of loans	285	-

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of June 30, 2007, December 31, 2006 and June 30, 2006, the results of operations and comprehensive income for the three months and six months ended June 30, 2007 and 2006, and changes in cash flows for the six months ended June 30, 2007 and 2006. Certain prior period amounts have been reclassified to conform to the current period presentation. For a discussion and amounts related to Downey’s revision of prior period data for the tax treatment of certain loan origination costs and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007, see Note (4) – Income Taxes.

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

Page 6	Navigation Links

NOTE (2) – Mortgage Servicing Rights (“MSRs”)

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2007	2007	2006	2006	2006

Gross balance at beginning of period	$20,871	$21,435	$20,483	$20,665	$20,420
Additions (a)	1,926	1,341	2,122	896	1,285
Amortization	(967)	(1,024)	(1,087)	(1,056)	(1,029)
Sales	-	(868)	-	-	-
Impairment write-down	(123)	(13)	(83)	(22)	(11)

Gross balance at end of period	21,707	20,871	21,435	20,483	20,665

Allowance balance at beginning of period	182	239	173	104	255
Provision for (reduction of) impairment	29	(44)	149	91	(140)
Impairment write-down	(123)	(13)	(83)	(22)	(11)

Allowance balance at end of period	88	182	239	173	104

Total mortgage servicing rights, net	$21,619	$20,689	$21,196	$20,310	$20,561

As a percentage of associated mortgage loans	0.91%	0.88%	0.89%	0.87%	0.87%
Estimated fair value (b)	$25,080	$22,461	$22,828	$22,383	$23,644
Weighted average expected life (in months)	65	56	54	51	56
Custodial account earnings rate	5.35%	5.26%	5.28%	5.28%	5.39%
Weighted average discount rate	10.13	10.27	10.28	9.41	9.39

At period end
Mortgage loans serviced for others:
Total	$6,002,907	$6,021,673	$5,908,233	$6,595,462	$6,377,737
With capitalized mortgage servicing rights:(b)
Amount	2,383,290	2,348,060	2,394,754	2,345,880	2,369,543
Weighted average interest rate	5.79%	5.77%	5.75%	5.70%	5.66%
Total loans sub-serviced without mortgage
servicing rights: (c)
Term – less than six months	$398,530	$125,425	$93,074	$981,883	$228,455
Term – indefinite	3,207,087	3,533,200	3,404,342	3,249,905	3,760,642

Custodial account balances	$156,433	$176,171	$172,462	$171,481	$147,831

(a) Included minor amounts repurchased.
(b) The estimated fair value may exceed book value for certain asset strata and excludes loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(c) Servicing is performed for a fixed fee per loan each month.

          The following table summarizes the activity in MSRs and its related allowance for the year-to-date periods indicated.

	Six Months Ended June 30,

(Dollars in Thousands)	2007	2006

Gross balance at beginning of period	$21,435	$21,157
Additions (a)	3,267	2,307
Amortization	(1,991)	(2,227)
Sales	(868)	-
Impairment write-down	(136)	(572)

Gross balance at end of period	21,707	20,665

Allowance balance at beginning of period	239	855
Reduction of impairment	(15)	(179)
Impairment write-down	(136)	(572)

Allowance balance at end of period	88	104

Total mortgage servicing rights, net	$21,619	$20,561

(a) Includes minor amounts repurchased.
Page 7	Navigation Links

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$1,763	$1,104	$(980)	$1,839
Reduction of (increase in) valuation allowance	38	26	(14)	49

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(4,721)	(1,122)	1,030	(5,464)
Reduction of (increase in) valuation allowance	(2,284)	(32)	13	(2,690)

(a) The weighted-average expected life of the MSRs portfolio becomes 75 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 44 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Net cash servicing fees	$1,598	$1,607	$1,647	$1,583	$1,574
Payoff and curtailment interest cost (a)	(1,391)	(1,063)	(1,269)	(813)	(233)
Amortization of mortgage servicing rights	(967)	(1,024)	(1,087)	(1,056)	(1,029)
(Provision for) reduction of impairment of
mortgage servicing rights	(29)	44	(149)	(91)	140

Total loan servicing income (loss), net	$(789)	$(436)	$(858)	$(377)	$452

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing income (loss), net does not reflect interest income derived from the use of loan repayments which is included in net interest income.
Page 8	Navigation Links

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Net cash servicing fees	$3,205	$3,140
Payoff and curtailment interest cost (a)	(2,454)	(451)
Amortization of mortgage servicing rights	(1,991)	(2,227)
Reduction of impairment of mortgage servicing rights	15	179

Total loan servicing income (loss), net	$(1,225)	$641

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing income (loss), net does not reflect interest income derived from the use of loan repayments which is included in net interest income.

NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the notional amount of interest rate lock commitments are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. At June 30, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $123 million, with a change in fair value resulting in a recorded loss of $0.3 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Derivative Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions are recorded in net gains on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At June 30, 2007, the notional amount of loan forward sale contracts amounted to $303 million, with a change in fair value resulting in a gain of $2.8 million. Of the total loan forward sale contracts, $176 million were designated as cash flow hedges. There were no loan forward purchase contracts at June 30, 2007.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

Page 9	Navigation Links

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which it pays variable interest based on the 3-month London Inter-Bank Offered Rate (“LIBOR”) while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At June 30, 2007, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $12 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at June 30, 2007.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	5.36%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	5.36	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	5.36	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	5.36	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 10	Navigation Links

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

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Net gains (losses) on non-qualifying hedge transactions	$866	$251	$(309)	$(304)	$(733)
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	866	251	(309)	(304)	(733)
Other comprehensive income (loss)	(86)	(60)	434	(201)	(385)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$122,668	$224,546	$196,751	$236,435	$237,867
Associated loan forward sale contracts	126,675	209,818	187,804	213,783	209,815
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	187,752	267,862	363,215	323,428	417,691
Associated loan forward sale contracts	175,825	254,260	341,696	307,982	398,741
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amount represents the notional amount of the commitments or contracts reduced by an anticipated fallout factor for those commitments not expected to fund. The notional amount for interest rate lock commitments before the reduction of expected fallout was $159 million.

          The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Net gains (losses) on non-qualifying hedge transactions	$1,117	$(495)
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	1,117	(495)
Other comprehensive income (loss)	(146)	194

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

Page 11	Navigation Links

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Commitments to originate adjustable rate loans
held for investment	$138,510	$340,849	$139,145	$201,662	$338,222
Undisbursed loan funds and unused lines of credit	316,931	334,803	347,338	370,159	391,395

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at June 30, 2007 and December 31, 2006, and $2 million at June 30, 2006.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the note, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first six months of 2007, Downey recorded repurchase or indemnification losses related to defects in the origination process of $0.7 million and repurchased $10 million of loans.

          The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period typically 90 days, but never more than 120 days, from the sale’s settlement date. Downey reserved less than $1 million at June 30, 2007, December 31, 2006 and June 30, 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of June 30, 2007, Downey’s maximum sales price premium refund would be $5.3 million.

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

Page 12	Navigation Links

          At June 30, 2007, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,350,911	$260,079	$99,787	$-	$8,710,777
Securities sold under agreements to repurchase	587,544	-	-	-	587,544
FHLB advances	686,000	418,373	-	-	1,104,373
Senior notes	-	-	-	198,351	198,351
Operating leases	5,410	8,006	3,430	687	17,533

Total other contractual obligations	$9,629,865	$686,458	$103,217	$199,038	$10,618,578

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

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint sought unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff sought class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. During the current quarter, the court granted final approval of a settlement and all amounts due under the court approved settlement have been fully reflected in the financial statements.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

NOTE (4) – Income Taxes

          FIN 48 was adopted during the first quarter of 2007. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Adoption of FIN 48 resulted in an increase to the opening balance of retained earnings of $3.2 million, relating to the recognition of a previously unrecognized tax benefit associated with bad debt reserves for tax purposes. Management has determined that there are no additional unrecognized tax benefits to be reported in Downey’s financial statements, and none are anticipated during the next 12 months. Accordingly, Downey’s effective tax rate has not been impacted by the adoption of FIN 48.

          The Internal Revenue Service (“IRS”) is currently examining Downey’s tax returns for 2003 and 2004. All tax years subsequent to 2002 are subject to federal examination, while state tax returns for years subsequent to 2001 are subject to examination by taxing authorities. Downey has determined that its treatment of certain loan origination costs in tax years 2003 through 2005 was improper and has filed amended tax returns for those years and paid tax (previously provided in prior periods) and interest to federal and state taxing authorities in the amount of $145.0 million to resolve this issue. The after-tax interest assessment related to Downey’s tax returns for 2003 through 2005 totaled $11.1 million. Of that amount, $1.9 million was accrued for 2007 and has been recorded as additional income taxes, and $9.2 million was accrued for 2004 through 2006 and has been reflected in income taxes. When applicable, Downey classifies interest (net of tax) and penalties on the underpayment of taxes as income tax expense.

Page 13	Navigation Links

          Management has determined that it is unlikely that IRS will assert a penalty against Downey related to its treatment of loan origination costs on prior tax returns, and, accordingly, Downey has not accrued such penalty.

NOTE (5) – Employee Stock Option Plans

          During 1994, Downey Savings and Loan Association ("Bank") adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At June 30, 2007, options for 52,914 shares were outstanding, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted and expire at December 31, 2008. At June 30, 2007, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options or for payment of other awards. No other stock based plan exists.

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,

	2007			2006

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$32,744	27,853,783	$1.17	$48,224	27,853,783	$1.73
Effect of dilutive stock options	-	30,279	-	-	30,498	-

Diluted earnings per share	$32,744	27,884,062	$1.17	$48,224	27,884,281	$1.73

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the year-to-date periods indicated.

	Six Months Ended June 30,

	2007			2006

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$75,607	27,853,783	$2.71	$91,921	27,853,783	$3.30
Effect of dilutive stock options	-	30,263	-	-	29,968	-

Diluted earnings per share	$75,607	27,884,046	$2.71	$91,921	27,883,751	$3.30

          There were no options excluded from the computation of earnings per share due to anti-dilution.

Page 14	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended June 30, 2007
Net interest income	$111,097	$362	$-	$111,459
Provision for credit losses	9,505	-	-	9,505
Other income	17,368	157	-	17,525
Operating expense	62,060	300	-	62,360
Net intercompany income (expense)	19	(19)	-	-

Income before income taxes	56,919	200	-	57,119
Income taxes	24,305	70	-	24,375

Net income	$32,614	$130	$-	$32,744

At June 30, 2007
Assets:
Loans and mortgage-backed securities, net	$12,392,066	$-	$-	$12,392,066
Investments in real estate and joint ventures	-	64,997	-	64,997
Other	2,496,685	27,341	(78,119)	2,445,907

Total assets	14,888,751	92,338	(78,119)	14,902,970

Equity	$1,464,473	$78,119	$(78,119)	$1,464,473

Three months ended June 30, 2006
Net interest income	$132,021	$326	$-	$132,347
Provision of credit losses	6,662	-	-	6,662
Other income	18,188	2,842	-	21,030
Operating expense	60,652	291	-	60,943
Net intercompany income (expense)	(54)	54	-	-

Income before income taxes	82,841	2,931	-	85,772
Income taxes	36,347	1,201	-	37,548

Net income	$46,494	$1,730	$-	$48,224

At June 30, 2006
Assets:
Loans and mortgage-backed securities, net	$15,938,573	$-	$-	$15,938,573
Investments in real estate and joint ventures	-	49,237	-	49,237
Other	1,517,582	31,541	(72,153)	1,476,970

Total assets	17,456,155	80,778	(72,153)	17,464,780

Equity	$1,284,085	$72,153	$(72,153)	$1,284,085

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Six months ended June 30, 2007
Net interest income	$235,849	$724	$-	$236,573
Provision for loan losses	10,122	-	-	10,122
Other income	34,300	913	-	35,213
Operating expense	127,335	668	-	128,003
Net intercompany income (expense)	31	(31)	-	-

Income before income taxes	132,723	938	-	133,661
Income taxes	57,686	368	-	58,054

Net income	$75,037	$570	$-	$75,607

Six months ended June 30, 2006
Net interest income	$257,653	$610	$-	$258,263
Provision for loan losses	16,719	-	-	16,719
Other income	38,859	5,381	-	44,240
Operating expense	121,449	1,026	-	122,475
Net intercompany income (expense)	33	(33)	-	-

Income before income taxes	158,377	4,932	-	163,309
Income taxes	69,367	2,021	-	71,388

Net income	$89,010	$2,911	$-	$91,921

Page 15	Navigation Links

NOTE (8) – Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 157

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Downey is currently evaluating the impact, if any, that SFAS 157 will have on its financial condition and results of operations.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality, the outcome of ongoing audits by taxing authorities and government regulation and factors, identified under Part II – Other Information Item 1A. – Risk Factors on page 56. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

OVERVIEW

          Our net income for the second quarter of 2007 totaled $32.7 million or $1.17 per share on a diluted basis, down 32.1% from $48.2 million or $1.73 per share in the second quarter of 2006.

          The decline in our net income between second quarters primarily reflected:

  A $20.9 million decline in net interest income due to a lower level of interest-earning assets;
  A $2.8 million increase in the provision for credit losses;
  A $2.7 million decline in income from real estate and joint ventures held for investment;
  A $1.2 million decline in income from loan servicing activities; and
  A $0.9 million increase in the net operation of real estate acquired in settlement of loans.

          For the first six months of 2007, our net income totaled $75.6 million or $2.71 per share on a diluted basis, down 17.7% from the $91.9 million or $3.30 per share for the first six months of 2006. The decrease primarily reflected declines in net interest income, income from real estate and joint ventures held for investment and gains from sales of loans and mortgage-backed securities as well as higher operating expenses. Those unfavorable items were partially offset by a decline in provision for credit losses.

          For the second quarter, our return on average assets was 0.87%, down from 1.09% a year ago, while our return on average equity was 9.01%, down from 15.25% a year ago. For the first six-month periods, our return on average assets declined from 1.05% a year ago to 0.98%, while our return on average equity declined from 14.78% to 10.54%.

          At June 30, 2007, assets totaled $14.903 billion, down $2.562 billion or 14.7% from a year ago and down $1.304 billion or 8.0% from year-end 2006. During the current quarter, assets declined $335 million due primarily to declines of $738 million in loans held for investment and $80 million in loans held for sale. Those declines were partially offset by an increase of $506 million in securities available for sale. Included within loans held for investment at quarter end were $8.914 billion of single family adjustable rate mortgages subject to negative amortization, down $1.140 billion from March 31, 2007. These loans comprised 76% of the single family residential loan portfolio at quarter end, compared to 89% a year ago. The amount of negative amortization included in loan balances increased $20 million during the current quarter to $377 million or 4.23% of loans subject to negative amortization. During the current quarter, approximately 29% of loan interest income represented negative amortization, down from 31% in the first quarter of 2007 but up from 26% in the year-ago second quarter.

          Loan originations (including purchases) totaled $1.209 billion in the current quarter, down $862 million or 41.6% from $2.071 billion a year ago. Loans originated for sale declined $397 million or 44.5% to $495 million, while single family residential loans originated for portfolio declined $431 million or 38.1% to $699 million. In addition to single family residential loans, $15 million of other loans were originated in the current quarter. For the first six months of 2007, loan originations totaled $2.470 billion, down 49.4% from $4.884 billion in the same period a year ago.

Page 17	Navigation Links

          Deposits totaled $11.247 billion at quarter end, down $641 million or 5.4% from a year ago and down $538 million or 4.6% from year-end 2006. At quarter end, the number of branches totaled 172 (168 in California and four in Arizona), down one branch from March 31, 2007 due to the closure of the store in which it was located. At quarter end, the average deposit size of our 82 traditional branches was $108 million, while the average deposit size of our 90 in-store branches was $26 million. Since the end of 2006, borrowings have declined by $919 million and represented at the end of the current quarter 12.7% of total assets.

          Non-performing assets increased during the quarter by $84 million or 58.5% to $227 million and represented 1.53% of total assets, compared with 0.68% at year-end 2006 and 0.23% a year ago. Of the increase in the current quarter, $76 million was related to single family residential loans, while $7 million represented a construction loan to build single family homes on which no significant loss is expected at this time.

          At June 30, 2007, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, exceeded all regulatory capital requirements, with capital-to-asset ratios of 10.08% for both tangible and core capital and 20.86% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core capital and 10% for risk-based capital.

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

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At June 30, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $123 million, with a change in fair value resulting in a loss of $0.3 million, compared with a notional amount of interest rate lock commitments of $238 million with a change in fair value resulting in a loss of $0.3 million at June 30, 2006. For further information, see Note 3 on page 9 of Notes to Consolidated Financial Statements.
  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities, and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios at the balance sheet date. We use an internal asset review system and credit loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit and real estate losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally determine the allowance for credit losses related to loans under $5 million through a statistical analysis of the expected performance of each loan based on historical trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based upon an analysis of qualitative factors that are likely to affect a borrower’s ability to repay their loan according to their loan terms. The allowance for credit and real estate losses totaled $71 million at June 30, 2007, compared with $53 million at June 30, 2006. For further information, see Allowance for Credit and Real Estate Losses on page 47.
  The valuation of mortgage servicing rights (“MSRs”). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgage loans. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss), net. The MSR valuation allowance totaled less than $1 million at June 30, 2007 and June 30, 2006. For further information, see Note 2 on page 7 of Notes to Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These loans and MSR sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the applicable period for actual payoffs. The reserve was less than $1 million at both June 30, 2007 and June 30, 2006. For further information, see Note 2 on page 7 and Note 3 on page 9 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 25.
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

          Our net interest income totaled $111.5 million in the second quarter of 2007, down $20.9 million or 15.8% from a year ago. The decline reflected a $2.725 billion or 15.8% decline in average interest-earning assets. However, the effective interest rate spread of 3.07% in the current quarter remained unchanged from a year ago.

          Compared to a year ago, our current quarter effective interest rate spread was unfavorably impacted by a lower proportion of loan prepayment fees to the amount of deferred loan origination costs written-off as a result of those payoffs, which declined to 72.3% in the current quarter from 99.5% a year ago. This decline was the result of a higher proportion of loans being repaid that were no longer subject to a prepayment fee primarily due to the increasing age of our loan portfolio. In addition, our current quarter effective interest rate spread was unfavorably impacted by a higher proportion of earning assets being comprised of investment securities and hybrid adjustable rate mortgage loans, both of which have lower yields than those of option ARM loans that comprised a larger proportion of interest-earning assets a year ago. However, these unfavorable items were essentially offset by a higher proportion of interest-earning assets being funded with interest free funds (the excess of interest-earning assets over interest-bearing deposits and borrowings) and the value of those funds was worth more than a year ago due to the higher interest rates prevalent during the current quarter.

          For the first six months of 2007, net interest income totaled $236.6 million, down $21.7 million or 8.4% from the year-ago period. The decline was due to lower interest-earning asset levels, as our effective interest rate spread increased.

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

The table also sets forth our net interest-earning balance—the difference between the average balance of interest-earning assets and the average balance of total deposits and borrowings—for the quarters indicated. While we included non-accrual loans in the average interest-earning assets balance, interest from non-accrual loans has not been included in interest income unless we received payments and we believe the remaining principal balance of the loans will be recovered. We computed average balances for the quarter using the average of each month’s daily average balance during the periods indicated.

Page 20	Navigation Links

	Three Months Ended June 30,

	2007			2006

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$17,591	0.55%		$25,888	0.64%
Write-off of deferred costs and
premiums from loan payoffs		(24,325)	(0.76)		(26,019)	(0.64)
All other		237,117	7.39		275,364	6.76

Total loans	$12,835,907	230,383	7.18	$16,283,301	275,233	6.76
Mortgage-backed securities	116	3	5.92	267	3	4.49
Investment securities (a)	1,698,378	21,838	5.16	975,373	11,173	4.59

Total interest-earnings assets	14,534,401	$252,224	6.94%	17,258,941	$286,409	6.64%
Non-interest-earning assets	480,034			426,727

Total assets	$15,014,435			$17,685,668

Transaction accounts:
Non-interest-bearing checking	$800,910	$-	-%	$744,440	$-	-%
Interest-bearing checking (b)	486,909	382	0.31	508,205	439	0.35
Money market	145,230	376	1.04	161,537	421	1.05
Regular passbook	1,190,524	2,814	0.95	1,563,990	3,940	1.01

Total transaction accounts	2,623,573	3,572	0.55	2,978,172	4,800	0.65
Certificates of deposit	8,768,716	108,316	4.95	9,033,473	94,998	4.22

Total deposits	11,392,289	111,888	3.94	12,011,645	99,798	3.33
FHLB advances and other borrowings (c)	1,734,014	25,576	5.92	3,886,870	50,966	5.26
Senior notes	198,333	3,301	6.66	198,157	3,298	6.66

Total deposits and borrowings	13,324,636	140,765	4.24	16,096,672	154,062	3.84
Other liabilities	235,991			324,475
Stockholders’ equity	1,453,808			1,264,521

Total liabilities and stockholders’ equity	$15,014,435			$17,685,668

Net interest income/interest rate spread		$111,459	2.70%		$132,347	2.80%
Excess of interest-earning assets over
deposits and borrowings	$1,209,765			$1,162,269
Effective interest rate spread			3.07			3.07

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
Page 21	Navigation Links

	Six Months Ended June 30,

	2007			2006

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$39,395	0.59%		$47,359	0.58%
Write-off of deferred costs and
premiums from loan payoffs		(50,139)	(0.75)		(48,063)	(0.59)
All other		493,299	7.44		531,282	6.55

Total loans	$13,257,340	482,555	7.28	$16,210,406	530,578	6.55
Mortgage-backed securities	134	6	5.89	272	6	4.41
Investment securities (a)	1,638,663	43,483	5.35	911,916	20,788	4.60

Total interest-earnings assets	14,896,137	$526,044	7.06%	17,122,594	$551,372	6.44%
Non-interest-earning assets	474,773			422,893

Total assets	$15,370,910			$17,545,487

Transaction accounts:
Non-interest-bearing checking	$777,986	$-	-%	$722,205	$-	-%
Interest-bearing checking (b)	487,542	777	0.32	511,861	874	0.34
Money market	147,807	761	1.04	162,875	844	1.04
Regular passbook	1,217,173	5,763	0.95	1,645,512	8,324	1.02

Total transaction accounts	2,630,508	7,301	0.56	3,042,453	10,042	0.67
Certificates of deposit	8,886,450	218,162	4.95	8,968,856	181,591	4.08

Total deposits	11,516,958	225,463	3.95	12,011,309	191,633	3.22
FHLB advances and other borrowings (c)	1,980,803	57,406	5.84	3,788,128	94,880	5.05
Senior notes	198,311	6,602	6.66	198,135	6,596	6.66

Total deposits and borrowings	13,696,072	289,471	4.26	15,997,572	293,109	3.69
Other liabilities	239,531			303,766
Stockholders’ equity	1,435,307			1,244,149

Total liabilities and stockholders’ equity	$15,370,910			$17,545,487

Net interest income/interest rate spread		$236,573	2.80%		$258,263	2.75%
Excess of interest-earning assets over
deposits and borrowings	$1,200,065			$1,125,022
Effective interest rate spread			3.18			3.02

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007 Versus 2006				2007 Versus 2006
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$(58,271)	$17,025	$(3,604)	$(44,850)	$(96,656)	$59,466	$(10,833)	$(48,023)
Mortgage-backed securities	-	-	-	-	(1)	1	-	-
Investment securities	8,283	1,368	1,014	10,665	16,567	3,410	2,718	22,695

Change in interest income	(49,988)	18,393	(2,590)	(34,185)	(80,090)	62,877	(8,115)	(25,328)

Interest expense:
Transaction accounts:
Interest-bearing checking	(18)	(41)	2	(57)	(42)	(58)	3	(97)
Money market	(42)	(3)	-	(45)	(84)	-	1	(83)
Regular passbook	(941)	(243)	58	(1,126)	(2,167)	(533)	139	(2,561)

Total transaction accounts	(1,001)	(287)	60	(1,228)	(2,293)	(591)	143	(2,741)
Certificates of deposit	(2,784)	16,588	(486)	13,318	(1,668)	38,594	(355)	36,571

Total interest-bearing deposits	(3,785)	16,301	(426)	12,090	(3,961)	38,003	(212)	33,830
FHLB advances and other
borrowings	(28,229)	6,364	(3,525)	(25,390)	(45,267)	14,904	(7,111)	(37,474)
Senior notes	3	-	-	3	6	-	-	6

Change in interest expense	(32,011)	22,665	(3,951)	(13,297)	(49,222)	52,907	(7,323)	(3,638)

Change in net interest income	$(17,977)	$(4,272)	$1,361	$(20,888)	$(30,868)	$9,970	$(792)	$(21,690)

Provision for Credit Losses

           During the current quarter, our provision for credit losses totaled $9.5 million, up $2.8 million from a year ago. The increase reflected the continued weakness of the California residential real estate market. In addition, a shift in the yield curve has resulted in higher mortgage interest rates which negatively affects the ability of certain borrowers to refinance which, in turn, increases their probability of default.

          For the first six months of 2007, the provision for credit losses totaled $10.1 million, compared with $16.7 million a year ago. For further information, see Allowance for Credit and Real Estate Losses on page 47.

Page 23	Navigation Links

Other Income

          Our other income totaled $17.5 million in the current quarter, down $3.5 million or 16.7% from a year ago. Contributing to the decline between second quarters was:

  A $2.7 million decline in income from real estate and joint ventures held for investment, primarily due to lower gains from sales as well as a provision for losses on real estate and joint ventures; and
  A $1.2 million unfavorable change in income from loan servicing activities.

          For the first six months of 2007, other income totaled $35.2 million, down $9.0 million or 20.4% from the same period a year ago. The decline primarily reflected lower income from real estate and joint ventures held for investment and net gains from sales of loans and mortgage-backed securities.

          Below is a further detailed discussion of the major other income categories.

Loan and Deposit Related Fees

          Our loan and deposit related fees totaled $9.3 million in the current quarter, up $0.2 million from a year ago. Loan related fees were down $0.2 million or 18.8%, while deposit related fees were up $0.4 million or 4.4%. Most of the increase in deposit related fees was in categories other than automated teller machine fees.

          The following table presents a breakdown of loan and deposit related fees during the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Loan related fees	$819	$842	$918	$901	$1,009
Deposit related fees:
Automated teller machine fees	2,440	2,305	2,346	2,419	2,410
Other fees	6,079	5,689	5,879	5,959	5,752

Total loan and deposit related fees	$9,338	$8,836	$9,143	$9,279	$9,171

          For the first six months of 2007, loan and deposit related fees totaled $18.2 million, up $0.4 million from the same period of 2006. Loan related fees were down $0.4 million or 20.0%, while deposit related fees were up $0.9 million or 5.5%.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Loan related fees	$1,661	$2,075
Deposit related fees:
Automated teller machine fees	4,745	4,559
Other fees	11,768	11,095

Total loan and deposit related fees	$18,174	$17,729

Real Estate and Joint Ventures Held for Investment

          Our income from real estate and joint ventures held for investment represented a loss of $0.1 million in the current quarter, compared to $2.6 million of income a year ago. The unfavorable change of $2.7 million was due to lower gains from sales as well as a $0.4 million provision for losses on real estate and joint ventures. Our gains from sales totaled $0.4 million in the current quarter, compared to $2.6 million a year ago.

Page 24	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Net rental operations	$49	$545	$20	$124	$240
Net gains on sales of wholly owned real estate	-	22	-	3,051	-
Equity (deficit) in net income (loss) from
joint ventures	193	(91)	760	2,156	2,313
Provision for losses on real estate and joint ventures	(353)	-	-	-	-

Total income (loss) from real estate and
joint ventures held for investment, net	$(111)	$476	$780	$5,331	$2,553

          For the first six months of 2007, income from real estate and joint ventures held for investment totaled $0.4 million, down $4.5 million from the same period of 2006 due primarily to lower gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Net rental operations	$594	$727
Net gains on sales of wholly owned real estate	22	-
Equity in net income from joint ventures	102	4,115
Provision for losses on real estate and joint ventures	(353)	-

Total income from real estate and joint ventures held for investment, net	$365	$4,842

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $0.8 million in the current quarter, compared with income of $0.5 million in the year-ago quarter. The primary reason for the unfavorable change was an increase in payoff and curtailment interest costs of $1.2 million, which represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing income (loss), net does not reflect the interest income we derive from the use of those loan repayments as it is included in net interest income.

          At June 30, 2007, MSRs, net of a $0.1 million valuation allowance, totaled $21.6 million or 0.91% of the $2.383 billion of associated loans serviced for others, little changed from a year ago. In addition to the loans we serviced for others with capitalized MSRs, at June 30, 2007, we serviced $3.606 billion of loans on a sub-servicing basis where we receive a fixed fee per loan, with no risk associated with changing MSR values.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Net cash servicing fees	$1,598	$1,607	$1,647	$1,583	$1,574
Payoff and curtailment interest cost (a)	(1,391)	(1,063)	(1,269)	(813)	(233)
Amortization of mortgage servicing rights	(967)	(1,024)	(1,087)	(1,056)	(1,029)
(Provision for) reduction of impairment of
mortgage servicing rights	(29)	44	(149)	(91)	140

Total loan servicing income (loss), net	$(789)	$(436)	$(858)	$(377)	$452

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing activities do not include the benefit of the use of total loan repayments to increase net interest income.

          For the first six months of 2007, a loss of $1.2 million was recorded from loan servicing activities, down from income of $0.6 million for the same period of 2006. The unfavorable change primarily reflected a $2.0 million increase in payoff and curtailment interest costs from the year-ago period.

Page 25	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income, net during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Net cash servicing fees	$3,205	$3,140
Payoff and curtailment interest cost (a)	(2,454)	(451)
Amortization of mortgage servicing rights	(1,991)	(2,227)
Reduction of impairment of mortgage servicing rights	15	179

Total loan servicing income (loss), net	$(1,225)	$641

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

          Our net gains on sales of loans and mortgage-backed securities totaled $9.0 million in the current quarter, up $0.4 million from a year ago. The current quarter included a $0.9 million gain due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 loss of $0.7 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain equal to 1.42% was realized in the current quarter, up from the year-ago gain of 0.91%. Despite this favorable change, the dollar gain on loan sales (excluding the impact of SFAS 133) declined $1.2 million due to a lower volume of loans sold, as loan sales declined from $1.0 billion a year ago to $0.6 billion in the current quarter.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Mortgage servicing rights	$1,926	$1,341	$2,122	$837	$1,285
All other components excluding SFAS 133	6,186	7,148	6,682	14,314	8,067
SFAS 133	866	251	(309)	(304)	(733)

Total net gains on sales of loans
and mortgage-backed securities	$8,978	$8,740	$8,495	$14,847	$8,619

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.42%	1.19%	1.23%	1.68%	0.91%

          For the first six months of 2007, our sales of loans and mortgage-backed securities totaled $1.3 billion, down from $1.9 billion a year ago. Net gains associated with these sales totaled $17.7 million, $2.6 million lower than the prior year amount. Excluding the impact of SFAS 133, a gain equal to 1.29% was realized in the current year, up from the year-ago gain of 1.09%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Mortgage servicing rights	$3,267	$2,307
All other components excluding SFAS 133	13,334	18,461
SFAS 133	1,117	(495)

Total net gains on sales of loans and mortgage-backed securities	$17,718	$20,273

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	1.29%	1.09%

Page 26	Navigation Links

Operating Expense

          Our operating expense totaled $62.4 million in the current quarter, up $1.4 million or 2.3% from a year ago. The increase reflected increases of $0.9 million in net operations of real estate owned due to a higher number of foreclosed properties and $0.5 million in general and administrative expense. All major categories of general and administrative expense were unchanged or above a year ago except for the other general and administrative expense category, with the largest increases being $1.5 million in deposit insurance premiums and regulatory assessments and $0.7 million in premises and equipment costs. The other general and administrative expense category was $2.1 million below a year ago, primarily due to an adjustment to reserves associated with workers’ compensation insurance claims.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Salaries and related costs	$40,998	$42,234	$40,464	$38,943	$40,873
Premises and equipment costs	9,122	8,809	9,207	8,804	8,410
Advertising expense	1,878	1,191	1,895	1,211	1,879
Deposit insurance premiums and regulatory
assessments	2,482	2,764	2,193	2,224	1,008
Professional fees	731	559	297	254	450
Other general and administrative expense	6,201	9,795	7,920	7,087	8,295

Total general and administrative expense	61,412	65,352	61,976	58,523	60,915
Net operation of real estate acquired in
settlement of loans	948	291	65	166	28

Total operating expense	$62,360	$65,643	$62,041	$58,689	$60,943

          For the first six months of 2007, operating expense totaled $128.0 million, up $5.5 million or 4.5% from the same period of 2006, primarily reflecting higher deposit insurance premiums, salaries and related costs, and premises and equipment costs. Those increases were partially offset by a decline in the other general and administrative expense category.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Salaries and related costs	$83,232	$81,653
Premises and equipment costs	17,931	16,948
Advertising expense	3,069	3,121
Deposit insurance premiums and regulatory assessments	5,246	2,022
Professional fees	1,290	1,242
Other general and administrative expense	15,996	17,470

Total general and administrative expense	126,764	122,456
Net operation of real estate acquired in settlement of loans	1,239	19

Total operating expense	$128,003	$122,475

Page 27	Navigation Links

Provision for Income Taxes

          Our effective tax rate was 42.7% for the current quarter, compared with 43.8% a year ago. For the first six months of 2007, our effective tax was 43.4% versus 43.7% a year ago. The difference in effective tax rates is due primarily to interest associated with an underpayment of taxes.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 15.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Banking net income	$32,614	$42,423	$50,907	$51,432	$46,494
Real estate investment net income	130	440	1,208	4,188	1,730

Total net income	$32,744	$42,863	$52,115	$55,620	$48,224

          The following table presents by business segment our net income for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Banking net income	$75,037	$89,010
Real estate investment net income	570	2,911

Total net income	$75,607	$91,921

Page 28	Navigation Links

Banking

          Our net income from banking operations totaled $32.6 million in the current quarter, down $13.9 million from a year ago. The decline between second quarters primarily reflected:

  a $20.9 million decline in net interest income due to a lower level of interest-earning assets;
  A $2.8 million increase in the provision for credit losses due to continued weakness of the California residential real estate market coupled with a shift in the yield curve which increases the probability of certain borrowers to default by adversely affecting their ability to refinance due to higher mortgage loan rates;
  A $1.2 million decline in income from loan servicing activities due to an increase in payoff and curtailment interest costs; and
  A $1.4 million increase in operating expense due primarily to a higher number of foreclosed properties, which resulted in a $0.9 million increase in net operation of real estate acquired in settlement of loans.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Net interest income	$111,097	$124,752	$129,798	$129,870	$132,021
Provision for credit losses	9,505	617	245	9,640	6,662
Other income	17,368	16,932	16,549	25,090	18,188
Operating expense	62,060	65,275	61,995	59,801	60,652
Net intercompany income (expense)	19	12	(29)	(38)	(54)

Income before income taxes	56,919	75,804	84,078	85,481	82,841
Income taxes	24,305	33,381	33,171	34,049	36,347

Net income	$32,614	$42,423	$50,907	$51,432	$46,494

At period end
Assets:
Loans and mortgage-backed securities, net	$12,392,066	$13,210,016	$14,170,750	$15,135,543	$15,938,573
Other	2,496,685	2,015,777	2,025,790	1,837,714	1,517,582

Total assets	14,888,751	15,225,793	16,196,540	16,973,257	17,456,155

Equity	$1,464,473	$1,439,463	$1,393,235	$1,344,593	$1,284,085

          For the first six months of 2007, net income from our banking operations totaled $75.0 million, down $14.0 million from the same period a year ago. The decrease primarily reflected declines in net interest income, gains from sales of loans and mortgage-backed securities and higher operating expenses. Those unfavorable items were partially offset by a decline in provision for credit losses.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Net interest income	$235,849	$257,653
Provision for credit losses	10,122	16,719
Other income	34,300	38,859
Operating expense	127,335	121,449
Net intercompany income	31	33

Income before income taxes	132,723	158,377
Income taxes	57,686	69,367

Net income	$75,037	$89,010

Page 29	Navigation Links

Real Estate Investment

          Net income from our real estate investment operations totaled $0.1 million in the current quarter, down from $1.7 million a year ago. The decline primarily reflected a $2.2 million decline in gains from sales, as well as a $0.4 million provision for losses on real estate and joint ventures.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Net interest income	$362	$362	$377	$369	$326
Other income	157	756	1,685	5,579	2,842
Operating expense	300	368	46	(1,112)	291
Net intercompany income (expense)	(19)	(12)	29	38	54

Income before income taxes	200	738	2,045	7,098	2,931
Income taxes	70	298	837	2,910	1,201

Net income	$130	$440	$1,208	$4,188	$1,730

At period end
Assets:
Investments in real estate and joint ventures	$64,997	$61,663	$59,843	$55,663	$49,237
Other	27,341	28,402	28,548	28,978	31,541

Total assets	92,338	90,065	88,391	84,641	80,778

Equity	$78,119	$77,989	$77,549	$76,341	$72,153

          For the first six months of 2007, our net income from real estate investment operations totaled $0.6 million, down $2.3 million from the same period of 2006. The decline primarily reflected lower gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Net interest income	$724	$610
Other income	913	5,381
Operating expense	668	1,026
Net intercompany expense	(31)	(33)

Income before income taxes	938	4,932
Income taxes	368	2,021

Net income	$570	$2,911

          Our investments in real estate and joint ventures amounted to $65 million at June 30, 2007, up from $60 million at December 31, 2006 and $49 million at June 30, 2006.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 47.

Page 30	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $818 million during the current quarter to a total of $12.4 billion or 83.2% of total assets at June 30, 2007. Loans held for investment declined $738 million, as loan payoffs exceeded originations and loans held for sale declined $80 million.

          Our loan originations, including loans purchased, totaled $1.209 billion in the current quarter, down $862 million or 41.6% from the $2.071 billion we originated in the year-ago second quarter and 4.2% below the $1.261 billion we originated in the first quarter of 2007. Loans originated for sale declined $397 million or 44.5% from a year ago to $495 million, while single family loans originated for portfolio declined $431 million or 38.1% to $699 million. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment increased from 38% a year ago to 45% in the current quarter and was up slightly from 44% in the first quarter of 2007. During the current quarter, 88% of our residential one-to-four unit originations represented refinance transactions, including new loans to refinance existing loans which we or other lenders originated. This is down from 89% from the first quarter of 2007 but up from 86% in the year-ago second quarter.

          We originate one-to-four unit residential mortgage loans both with and without loan origination fees. In mortgage transactions for which we charge no origination fees, we receive a higher interest rate than those for which we charge fees. In addition, a prepayment fee on loans with no origination fees may be required if prepaid within the first three years. These loans generally result in deferrable loan origination costs exceeding loan origination fees.

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $699 million in the current quarter, down from $1.130 billion in the year-ago quarter but up from $603 million in the first quarter of 2007. Of the current quarter total:

  51% were adjustable – fixed for 3-5 years, compared with 35% in the year-ago quarter;
  41% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index; and
  8% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with 55% in the year-ago quarter. Of the current quarter total, loans tied to the COFI index represented 98% of these originations, compared with 99% of originations in the year-ago quarter.

          The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$55,721	$99,782	$170,394	$339,128	$612,586
MTA	960	6,838	44,200	11,820	3,206
LIBOR	253,875	123,226	70,457	69,768	77,753
CMT	29,081	31,047	28,175	53,633	43,975
Adjustable – fixed for 3-5 years	359,030	342,005	241,347	290,397	392,126
Fixed	285	-	-	-	69

Total residential one-to-four units	698,952	602,898	554,573	764,746	1,129,715
Other	14,876	17,500	6,605	15,744	49,059

Total for investment portfolio	713,828	620,398	561,178	780,490	1,178,774
Sale portfolio (a)	494,871	640,669	779,002	824,072	892,314

Total for investment and sale portfolios	$1,208,699	$1,261,067	$1,340,180	$1,604,562	$2,071,088

(a) All residential one-to-four unit loans.
Page 31	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$155,503	$1,921,884
MTA	7,798	212,340
LIBOR	377,101	89,149
CMT	60,128	43,975
Adjustable – fixed for 3-5 years	701,035	581,511
Fixed	285	224

Total residential one-to-four units	1,301,850	2,849,083
Other	32,376	162,729

Total for investment portfolio	1,334,226	3,011,812
Sale portfolio (a)	1,135,540	1,872,478

Total for investment and sale portfolios	$2,469,766	$4,884,290

(a) Primarily residential one-to-four unit loans.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$7,487,290	76%	$8,365,223	77%	$9,231,837	77%	$10,107,839	78%	10,770,739	77%
MTA	1,536,480	16	1,807,965	17	2,094,828	18	2,353,639	18	2,636,804	19
LIBOR	601,083	6	435,132	4	364,537	3	366,907	3	359,752	3
Other, primarily CMT	228,284	2	228,260	2	209,191	2	191,542	1	138,488	1

Total adjustable loans (a)	$9,853,137	100%	$10,836,580	100%	$11,900,393	100%	$13,019,927	100%	$13,905,783	100%

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

          Our option ARM products have an interest rate that adjusts monthly and a minimum monthly loan payment that adjusts annually. The start rate is lower than the fully-indexed rate and is the effective interest rate for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The start rate, however, is used to calculate the required minimum monthly loan payment for the first twelve months. If the borrower chooses to make the required minimum monthly loan payment and the interest accrual, based on the fully-indexed rate, results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. Payment options, including the required minimum monthly loan payment, are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement.

Page 32	Navigation Links

          More particularly, our current production of ARM loans:

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

          Our loan portfolio held for investment contains loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At June 30, 2007, loans with the higher 125% limit on the maximum loan balance represented 2% of our one-to-four unit residential loan portfolio, while those with the 115% limit represented 3% and those with the 110% limit represented 71%. We permit adjustable rate mortgage loans to be assumed by qualified borrowers.

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

Page 33	Navigation Links

          As set forth in the following table, $8.9 billion or 76% of our residential one-to-four unit loans held for investment were subject to negative amortization at June 30, 2007, of which $377 million or 4.2% represented the amount of negative amortization included in the loan balance subject to negative amortization. The amount of negative amortization increased by $20 million during the current quarter, as borrowers took advantage of the flexibility of this product. During the current quarter, approximately 29% of our loan interest income represented negative amortization, down from 31% in the first quarter of 2007 but up from 26% in the year-ago second quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%. In addition, $2.3 billion or 19% of our residential one-to-four unit loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

			Negative	Loan to	Current	Weighted
			Amortization	Value	Loan to	Average
	Loan	% of	Included in the	Ratio at	Value	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Ratio (a)	(Months)

Loan Investment Portfolio
Residential one-to-four units subject to negative amortization:
At June 30, 2007:
With negative amortization:
Balance less than or equal to original loan amount	$272,216	3%	$1,467	70%	68%	36
Balance greater than original loan amount	7,752,141	87	375,860	74	77	25

Total with negative amortization	8,024,357	90	377,327	74	77	25
Not utilizing negative amortization	890,091	10	-	69	65	53

Total loans subject to negative amortization	$8,914,448	100%	$377,327	73%	76%	28
As a percentage of total residential one-to-four units	76%

Total loans with interest only payments	$2,258,102			69%	68%	11
As a percentage of total residential one-to-four units	19%

At December 31 2006:
With negative amortization:
Balance less than or equal to original loan amount	$477,873	4%	$1,933	70%	69%	31
Balance greater than original loan amount	9,320,945	83	318,533	73	76	20

Total with negative amortization	9,798,818	87	320,466	73	75	21
Not utilizing negative amortization	1,401,052	13	-	69	65	41

Total loans subject to negative amortization	$11,199,870	100%	$320,466	73%	74%	23
As a percentage of total residential one-to-four units	85%

Total loans with interest only payments	$1,578,202			69%	68%	12
As a percentage of total residential one-to-four units	12%

At June 30, 2006:
With negative amortization:
Balance less than or equal to original loan amount	$780,220	6%	$2,401	70%	70%	23
Balance greater than original loan amount	10,352,284	78	226,651	73	74	16

Total with negative amortization	11,132,504	84	229,052	73	74	17
Not utilizing negative amortization	2,089,180	16	-	71	68	31

Total loans subject to negative amortization	$13,221,684	100%	$229,052	73%	73%	19
As a percentage of total residential one-to-four units	89%

Total loans with interest only payments	$1,101,415			70%	69%	14
As a percentage of total residential one-to-four units	7%

(a) Based on current loan balance relative to the lower of the appraised value or sales price at time of origination.
Page 34	Navigation Links

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest-only payments. At June 30, 2007, these other credit risks included:

  89% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Riverside counties;
  82% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 8% were underwritten with no verification of either borrower income or assets; and
  the loans are relatively new and unseasoned, as 11% of our residential one-to-four unit loans were originated in 2007, with an additional 28% originated in 2006 and 33% in 2005.

          Those risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value limitations. For example, at June 30, 2007, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 72%. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values. For example, while residential property values have increased over the past several years thereby further reducing our exposure to credit risk, home value declines emerged in certain markets we lend to in 2006. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 72% of these loans were originated since year-end 2004.

          While our historic credit experience has been good, option ARMs can present greater credit risk in sustained periods of rising interest rates, as borrowers may see their loan payments increase significantly when their payments recast to fully-amortizing payments. In addition, credit risk increases if home values decline. In light of continued increases in market interest rates and unfavorable changes in the residential housing market, we increased the start rate on option ARM loans originated for portfolio beginning in March of 2006 in order to reduce the potential for negative amortization. Since our start rate remained higher than that of many of our competitors, our production of option ARM loans for portfolio did not offset loan payoffs for the last year. In September of 2006, we increased the competitiveness of our option ARM pricing by lowering the start rate for borrowers who have high FICO credit scores and low loan-to-value ratios, with the goal of stimulating additional loan production for our portfolio, while at the same time limiting our portfolio credit exposure. However, this pricing change has not resulted in loan production completely offsetting portfolio payoffs.

          In September, 2006, the federal banking agencies issued final guidance on non-traditional mortgage loan products that allow borrowers to defer repayment of principal and sometimes interest, including "interest-only" mortgage loans, and "payment option" adjustable rate mortgage loans where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the incentive interest rate period, (2) recognize that certain nontraditional mortgage loans are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. We have instituted some disclosure changes and, as of July 1, 2007, our loan underwriting guidelines are in line with regulatory guidance. We continue to closely monitor trends in residential housing and lending markets and will make any other adjustments, as deemed necessary.

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

	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$487,877	4%	$564,407	5%	$645,004	5%	$741,310	5%	$855,396	6%
621 to 659	2,868,183	25	3,104,677	25	3,344,594	25	3,601,342	25	3,755,084	25
660 to 719	4,417,141	38	4,721,195	38	5,095,599	39	5,469,547	39	5,736,445	39
720 and above	3,787,318	32	3,848,112	31	3,964,348	30	4,184,865	30	4,295,868	29
Not available	154,116	1	165,629	1	177,459	1	186,141	1	196,686	1

Total residential one-to-four units	$11,714,635	100%	$12,404,020	100%	$13,227,004	100%	$14,183,205	100%	$14,839,479	100%

Weighted average FICO score for
loan investment portfolio of
residential one-to-four units	695		694		692		692		691

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, the loan-to-value ratios have been updated to reflect the current loan balance and appraisal if private mortgage insurance has been removed.

	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,751,248	15%	$1,839,882	15%	$1,940,772	15%	$2,048,086	14%	$2,148,624	14%
61% to 70%	2,067,210	18	2,176,103	18	2,349,016	18	2,505,972	18	2,628,314	18
71% to 80%	7,311,692	62	7,763,469	63	8,271,605	62	8,877,059	63	9,225,868	62

Total 80% or below	11,130,150	95	11,779,454	95	12,561,393	95	13,431,117	95	14,002,806	94
81% to 85%:
With private mortgage insurance	88,360	1	90,228	1	96,683	1	110,452	1	124,623	1
Without private mortgage insurance	1,161	-	1,210	-	1,789	-	2,319	-	3,293	-

Total 81% to 85%	89,521	1	91,438	1	98,472	1	112,771	1	127,916	1
86% to 89%:
With private mortgage insurance	204,250	2	218,546	2	231,471	2	261,422	2	291,605	2
Without private mortgage insurance	4,407	-	5,005	-	5,960	-	6,687	-	6,603	-

Total 86% to 89%	208,657	2	223,551	2	237,431	2	268,109	2	298,208	2
90% and above:
With private mortgage insurance	257,801	2	281,334	2	300,546	2	341,158	2	380,351	3
Without private mortgage insurance (a)	25,277	-	24,948	-	25,569	-	26,405	-	26,491	-

Total 90% and above	283,078	2	306,282	2	326,115	2	367,563	2	406,842	3
Not available	3,229	-	3,295	-	3,593	-	3,645	-	3,707	-

Total residential one-to-four units	$11,714,635	100%	$12,404,020	100%	$13,227,004	100%	$14,183,205	100%	$14,839,479	100%

Weighted average loan-to-value ratio
for loan investment portfolio of
residential one-to-four units		72		72		72		72		72

(a) Primarily related to Community Reinvestment Act activities.

          We continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We expect to sell some of our production of adjustable rate loans into the secondary market to the extent we can do so profitably. We sold $570 million of loans and mortgage-backed securities in the current quarter, down from $714 million in the first quarter of 2007 and $1.028 billion in the year-ago second quarter. All amounts were secured by residential one-to-four unit property, and at June 30, 2007, loans held for sale totaled $188 million.

          In addition to single family loans, $15 million of other loans were originated in the current quarter, down from $17 million in the first quarter of 2007 and $49 million in the year-ago quarter.

Page 36	Navigation Links

          At June 30, 2007, our unfunded loan application pipeline totaled $709 million. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $292 million, of which $159 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at June 30, 2007, we had commitments for undrawn lines of credit of $276 million and loans in process of $41 million. We believe our current sources of funds will be adequate relative to these obligations.

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$339,637	$260,893	$313,226	$473,072	$729,413
Adjustable – fixed for 3-5 years	359,030	342,005	241,347	290,397	392,126
Fixed	285	-	-	-	-

Total residential one-to-four units	698,952	602,898	554,573	763,469	1,121,539
Home equity loans and lines of credit	3,365	2,812	3,018	6,388	8,313
Residential five or more units – adjustable	750	435	-	560	525

Total residential	703,067	606,145	557,591	770,417	1,130,377
Commercial real estate	1,350	-	-	-	-
Construction	2,187	12,897	1,730	7,516	4,458
Land	5,661	-	71	313	33,903
Non-mortgage:
Commercial	500	-	-	-	-
Consumer	1,063	1,356	1,786	967	1,860

Total loans originated	713,828	620,398	561,178	779,213	1,170,598
Residential one-to-four unit loans purchased	-	-	-	1,277	8,176

Total loans originated and purchased	713,828	620,398	561,178	780,490	1,178,774
Loan repayments	(1,489,999)	(1,560,187)	(1,661,536)	(1,563,517)	(1,596,002)
Other net changes (a)	38,334	74,542	95,784	74,266	70,033

Decrease in loans held for investment, net	(737,837)	(865,247)	(1,004,574)	(708,761)	(347,195)

Sale Portfolio
Residential one-to-four unit loans:
Originated	494,045	631,268	778,519	823,656	890,191
Purchased	826	9,401	483	416	2,123
Loans transferred to the investment portfolio (a)	(658)	(16,234)	(22,819)	(10,722)	(6,782)
Originated whole loans sold	(231,980)	(430,739)	(474,578)	(699,664)	(751,702)
Loans exchanged for mortgage-backed securities	(337,960)	(283,691)	(239,396)	(203,492)	(276,292)
Capitalized basis adjustment (b)	(1,266)	(754)	(270)	815	1,254
Other net changes (c)	(3,117)	(4,604)	(2,152)	(5,272)	(2,612)

Increase (decrease) in loans held for sale, net	(80,110)	(95,353)	39,787	(94,263)	(143,820)

Mortgage-backed securities, net:
Received in exchange for loans	337,960	283,691	239,396	203,492	276,292
Sold	(337,960)	(283,691)	(239,396)	(203,492)	(276,292)
Repayments	(3)	(135)	(6)	(6)	(8)
Other net changes	-	1	-	-	-

Decrease in mortgage-backed securities
available for sale	(3)	(134)	(6)	(6)	(8)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(80,113)	(95,487)	39,781	(94,269)	(143,828)

Total decrease in loans and
mortgage-backed securities, net	$(817,950)	$(960,734)	$(964,793)	$(803,030)	$(491,023)

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(b) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
(c) Primarily included repayments and the change in net deferred costs and premiums.
Page 37	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$9,750,788	$10,715,218	$11,786,038	$12,896,352	$13,774,904
Adjustable – fixed for 3-5 years	1,916,107	1,639,381	1,397,516	1,240,644	1,017,059
Fixed	47,740	49,421	43,450	46,209	47,516

Total residential one-to-four units	11,714,635	12,404,020	13,227,004	14,183,205	14,839,479
Home equity loans and lines of credit	154,980	168,442	187,939	211,713	232,746
Residential five or more units:
Adjustable	107,416	109,330	112,580	115,174	117,060
Fixed	886	898	908	936	1,040
Commercial real estate:
Adjustable	24,092	23,580	23,943	24,117	24,254
Fixed	2,675	2,716	2,757	2,793	2,837
Construction	52,699	61,955	52,922	58,157	67,609
Land	64,262	58,795	58,910	59,394	59,682
Non-mortgage:
Commercial	2,700	2,200	2,400	3,400	3,400
Consumer	6,346	6,143	6,778	6,073	6,303

Total loans held for investment	12,130,691	12,838,079	13,676,141	14,664,962	15,354,410
Increase (decrease) for:
Undisbursed loan funds	(42,486)	(43,709)	(40,208)	(48,635)	(58,390)
Net deferred costs and premiums	185,102	208,425	232,294	256,315	275,797
Allowance for losses	(69,107)	(60,758)	(60,943)	(60,784)	(51,198)

Total loans held for investment, net	12,204,200	12,942,037	13,807,284	14,811,858	15,520,619

Sale Portfolio
Loans held for sale:
Residential one-to-four units	189,189	266,162	358,128	318,414	411,086
Net deferred costs and premiums	285	2,156	4,789	4,445	6,851
Capitalized basis adjustment (a)	(1,722)	(456)	298	569	(246)

Total loans held for sale, net	187,752	267,862	363,215	323,428	417,691
Mortgage-backed securities available for sale:
Adjustable	114	117	251	257	263
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	114	117	251	257	263

Total loans held for sale and mortgage-backed
securities available for sale	187,866	267,979	363,466	323,685	417,954

Total loans and mortgage-backed securities, net	$12,392,066	$13,210,016	$14,170,750	$15,135,543	$15,938,573

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At June 30, 2007, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at June 30, 2007, was essentially equal to our cost basis.

Page 38	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Federal funds	$-	$-	$1	$1	$2
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	1,917,541	1,411,196	1,433,113	1,162,551	892,109
Other	62	62	63	63	63

Total investment securities	$1,917,603	$1,411,258	$1,433,177	$1,162,615	$892,174

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2007 are presented in the following table. The $6.3 million unrealized loss on investment securities that have been in a loss position for less than 12 months and the $4.5 million unrealized loss on investment securities that have been in a loss position for more than 12 months are due to changes in market interest rates and are not considered to be other than temporary. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	1,318,707	6,273	598,834	4,532	1,917,541	10,805
Other	-	-	-	-	-	-

Total temporarily impaired securities	$1,318,707	$6,273	$598,834	$4,532	$1,917,541	$10,805

          The following table sets forth the maturities of our investment securities and their weighted average yields at June 30, 2007.

	Amount Due as of June 30, 2007

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$-	$-	$-	$-	$-
Weighted average yield	-%	-%	-%	-%	-%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	31,601	1,305,973	579,967	-	1,917,541
Weighted average yield	5.00%	5.58%	5.36%	-%	5.50%
Other	-	-	-	62	62
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$31,601	$1,305,973	$579,967	$62	$1,917,603
Weighted average yield	5.00%	5.58%	5.36%	6.25%	5.50%

(a) At June 30, 2007, 21% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.50% to 2.00% at various specified dates ranging from August 2007 to December 2012. In addition, at June 30, 2007, all of these investment securities contained call provisions from June 2007 to August 2015. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
Page 39	Navigation Links

Deposits

          At June 30, 2007, our deposits totaled $11.2 billion, down $641 million or 5.4% from the year-ago level and $538 million or 4.6% from year-end 2006. Compared with the year-ago period, our transaction accounts (i.e., checking, money market and regular passbook) declined $359 million or 12.4% due primarily to a decline of $333 million in regular passbook accounts. Checking accounts declined by $4 million or 0.3% from a year ago. Certificates of deposit declined $282 million or 3.1%.

          During the current quarter, one in-store branch was closed due to the closure of the store in which it was located. This brings our total number of branches to 172, of which four were located in Arizona, with the remainder in California. At June 30, 2007, the average deposit size of our 82 traditional branches was $108 million, while the average deposit size of our 90 in-store branches was $26 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking	-%	$767,694	-%	$831,708	-%	$769,086	-%	$776,696	-%	$751,446
Interest-bearing
checking (a)	0.27	476,884	0.28	505,975	0.28	493,620	0.28	486,226	0.29	497,313
Money market	1.04	140,143	1.05	153,291	1.04	148,448	1.04	147,812	1.05	162,213
Regular passbook	0.95	1,151,308	0.95	1,227,664	0.97	1,269,420	0.98	1,355,595	1.00	1,483,890

Total transaction
accounts	0.54	2,536,029	0.54	2,718,638	0.57	2,680,574	0.58	2,766,329	0.62	2,894,862
Certificates of deposit:
Less than 2.00%	1.29	20,875	1.30	24,106	1.29	22,566	1.28	22,484	1.31	29,690
2.00-2.49	2.27	322	2.29	686	2.29	686	2.46	11,567	2.37	24,559
2.50-2.99	2.83	8,586	2.80	11,062	2.80	25,375	2.84	51,185	2.87	92,839
3.00-3.49	3.29	96,880	3.29	99,309	3.30	128,294	3.27	153,871	3.28	176,414
3.50-3.99	3.87	86,557	3.89	144,544	3.89	237,155	3.87	267,610	3.89	1,190,947
4.00-4.49	4.26	240,373	4.25	271,609	4.31	692,386	4.26	1,574,479	4.24	3,765,400
4.50-4.99	4.91	4,615,314	4.90	4,235,873	4.82	2,722,829	4.74	3,340,812	4.72	3,408,252
5.00-5.49	5.15	3,391,831	5.17	3,871,787	5.19	5,008,378	5.20	3,514,530	5.08	304,776
5.50 and greater	5.55	250,039	5.55	269,817	5.54	266,626	5.54	242,891	-	-

Total certificates
of deposit	4.96	8,710,777	4.97	8,928,793	4.94	9,104,295	4.78	9,179,429	4.36	8,992,877

Total deposits	3.97%	$11,246,806	3.94%	$11,647,431	3.95%	$11,784,869	3.81%	$11,945,758	3.45%	$11,887,739

(a) Included amounts swept into money market deposit accounts.
Page 40	Navigation Links

Borrowings

          At June 30, 2007, our borrowings totaled $1.9 billion, down $2.1 billion from a year ago and $919 million from year-end 2006. At quarter end, we had borrowed funds through transactions in which securities are sold under agreements to repurchase that totaled $588 million. These repurchase agreements are entered into with selected major securities dealers, using securities of government sponsored entities from our portfolio as collateral.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2007	2007	2006	2006	2006

Securities sold under agreements to repurchase	$587,544	$546,870	$469,971	$463,678	$255,042
Federal Home Loan Bank advances (a)	1,104,373	1,298,197	2,140,785	2,680,546	3,499,450
Senior notes	198,351	198,305	198,260	198,216	198,172

Total borrowings	$1,890,268	$2,043,372	$2,809,016	$3,342,440	$3,952,664

Weighted average rate on borrowings during
the quarter (a)	6.00%	5.86%	5.77%	5.71%	5.33%
Total borrowings as a percentage of total assets	12.68	13.41	17.33	19.68	22.63

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 42 and Note 3 of Notes to the Consolidated Financial Statements on page 9.

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

Page 41	Navigation Links

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

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of June 30, 2007, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially our entire loan portfolio based upon our historical loan prepayment experience to anticipate future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets may not respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	June 30, 2007

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$189,981	$202,621	$1,597,430	$-	$-	$1,990,032
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	10,304,692	385,762	1,153,344	-	-	11,843,798
Fixed	136,810	3,430	19,873	12,292	8,350	180,755
Home equity loans and lines of credit	153,304	90	563	180	-	154,137
Residential five or more units:
Adjustable	68,700	16,264	8,118	-	-	93,082
Fixed	99	93	455	190	42	879
Commercial real estate	18,196	3,735	3,798	14	-	25,743
Construction	34,111	-	-	-	-	34,111
Land	52,316	-	-	-	-	52,316
Non-mortgage loans:
Commercial	1,087	-	-	-	-	1,087
Consumer	6,038	6	-	-	-	6,044
Mortgage-backed securities	114	-	-	-	-	114

Total loans and mortgage-backed securities, net	10,775,467	409,380	1,186,151	12,676	8,392	12,392,066

Total interest-earning assets	$10,965,448	$612,001	$2,783,581	$12,676	$8,392	$14,382,098

Transaction accounts:
Non-interest-bearing checking	$767,694	$-	$-	$-	$-	$767,694
Interest-bearing checking (c)	476,884	-	-	-	-	476,884
Money market (d)	140,143	-	-	-	-	140,143
Regular passbook (d)	1,151,308	-	-	-	-	1,151,308

Total transaction accounts	2,536,029	-	-	-	-	2,536,029
Certificates of deposit (e)	6,690,594	1,660,317	359,866	-	-	8,710,777

Total deposits	9,226,623	1,660,317	359,866	-	-	11,246,806
FHLB advances and other borrowings	1,273,544	-	418,373	-	-	1,691,917
Senior notes	-	-	-	198,351	-	198,351
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$10,930,167	$1,660,317	$348,239	$198,351	$-	$13,137,074

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$35,281	$(1,048,316)	$2,435,342	$(185,675)	$8,392	$1,245,024
Cumulative gap	35,281	(1,013,035)	1,422,307	1,236,632	1,245,024
Cumulative gap – as a percentage of total assets:
June 30, 2007	0.24%	(6.80)%	9.54%	8.30%	8.35%
December 31, 2006	10.86	0.92	8.29	7.14	7.18
June 30, 2006	16.02	5.45	7.74	6.68	6.73

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

          Our six-month gap at June 30, 2007 was a positive 0.24%. This means more interest-earning assets mature or reprice within six months than total deposits and borrowings. This compares to our positive six-month gap of 10.86% at December 31, 2006 and 16.02% a year ago, which reflected a larger repricing mismatch between interest-earning assets and deposits and borrowings.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio. For the twelve months ended June 30, 2007, we originated and purchased for investment $2.7 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At June 30, 2007, December 31, 2006 and June 30, 2006 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $12.1 billion at June 30, 2007, compared with $13.6 billion at December 31, 2006 and $15.3 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We originate fixed rate loans primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006

Weighted average yield: (a)
Loans and mortgage-backed securities	7.49%	7.61%	7.59%	7.38%	6.99%
Investment securities (b)	5.45	5.37	5.38	5.26	4.97

Interest-earning assets yield	7.22	7.40	7.38	7.22	6.88

Weighted average cost:
Deposits	3.97	3.94	3.95	3.81	3.45
Borrowings:
Securities sold under agreements to repurchase	5.30	5.29	5.30	5.27	5.30
Federal Home Loan Bank advances (c)	6.28	6.15	5.87	5.75	5.57
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	6.00	5.95	5.82	5.73	5.60

Combined funds cost	4.26	4.24	4.31	4.23	3.99

Interest rate spread	2.96%	3.16%	3.07%	2.99%	2.89%

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

          The period-end weighted average yield on our loans and mortgage-backed securities was 7.49% at June 30, 2007, down from 7.59% at December 31, 2006 but up from 6.99% a year ago. At June 30, 2007, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $11.7 billion with a weighted average rate of 7.47%, compared with $13.5 billion with a weighted average rate of 7.56% at December 31, 2006, and $15.2 billion with a weighted average rate of 6.94% at June 30, 2006.

Page 44	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market and real estate acquired in settlement of loans. Our non-performing assets totaled $227 million at June 30, 2007, up from $110 million at December 31, 2006 and $39 million at June 30, 2006. The increase in our non-performing assets during the current quarter was primarily due to an increase in our residential one-to-four unit category of $76 million and a $7 million construction loan to build single family homes on which no significant loss is expected at this time. The non-performing land category consists of a single loan to develop residential lots. While this loan is deemed collateral dependent and value impaired, no significant loss is anticipated at this time. Of the total non-performing assets, real estate acquired in settlement of loans represented $30 million at June 30, 2007, up from $9 million at December 31, 2006 and up from $1 million at June 30, 2006. Our non-performing assets as a percentage of total assets was 1.53% at June 30, 2007, up from 0.68% at year-end 2006 and 0.23% at June 30, 2006.

          The following table summarizes our non-performing assets at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2007	2007	2006	2006	2006

Non-accrual loans:
Residential one-to-four units	$178,504	$114,833	$90,218	$60,461	$38,074
Construction	7,067	-	-	-	-
Land	11,345	11,345	11,345	-	-
Other	525	28	275	306	-

Total non-accrual loans	197,441	126,206	101,838	60,767	38,074
Real estate acquired in settlement of loans	29,925	17,212	8,524	5,761	1,254

Total non-performing assets	$227,366	$143,418	$110,362	$66,528	$39,328

Allowance for loan losses:
Amount	$69,107	$60,758	$60,943	$60,784	$51,198
As a percentage of non-accrual loans	35.00%	48.14%	59.84%	100.03%	134.47%
Non-performing assets as a percentage of total assets	1.53	0.94	0.68	0.39	0.23

          At June 30, 2007, $32 million of our non-performing assets were located outside of California, compared with $10 million a year ago.

Delinquent Loans

          At June 30, 2007, loans delinquent 30 days or more as a percentage of total loans was 2.11%, up from 1.03% at December 31, 2006 and 0.41% at June 30, 2006. The increase from the prior year-ago quarter occurred primarily in our residential one-to-four unit and land loan classifications. As a percentage of its loan category, delinquent residential one-to-four units increased from 0.41% at June 30, 2006 and 1.05% at December 31, 2006 to 2.08% at June 30, 2007, reflecting the continued weakness in the California residential real estate market. Additionally, a higher incidence of delinquency is expected when the minimum payments on our option ARM and hybrid ARM loans reset, particularly when our option ARM loans reach their maximum loan balance permitted under the terms of the loan. Our land delinquency category consists of a single loan to develop residential lots. While this loan is deemed collateral dependent and value impaired, no significant loss is anticipated at this time. These increases in delinquency are considered when we analyze the adequacy of our loan loss allowance.

Page 45	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	June 30, 2007				March 31, 2007

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$77,332	$57,065	$113,413	$247,810	$47,770	$31,510	$82,091	$161,371
Home equity loans and lines of credit	177	-	463	640	256	32	15	303
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	11,345	11,345	-	-	11,345	11,345

Total real estate loans	77,509	57,065	125,221	259,795	48,026	31,542	93,451	173,019
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	18	11	62	91	6	50	13	69

Total delinquent loans	$77,527	$57,076	$125,283	$259,886	$48,032	$31,592	$93,464	$173,088

Delinquencies as a percentage of total loans	0.63%	0.46%	1.02%	2.11%	0.37%	0.24%	0.71%	1.32%

	December 31, 2006				September 30, 2006

Loans secured by real estate:
Residential:
One-to-four units	$56,962	$24,100	$62,887	$143,949	$42,522	$20,872	$37,214	$100,608
Home equity loans and lines of credit	20	212	259	491	-	173	297	470
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	56,982	24,312	63,146	144,440	42,522	21,045	37,511	101,078
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	60	1	16	77	63	10	9	82

Total delinquent loans	$57,042	$24,313	$63,162	$144,517	$42,585	$21,055	$37,520	$101,160

Delinquencies as a percentage of total loans	0.41%	0.17%	0.45%	1.03%	0.28%	0.14%	0.25%	0.68%

	June 30, 2006

Loans secured by real estate:
Residential:
One-to-four units	$28,007	$11,877	$23,879	$63,763
Home equity loans and lines of credit	400	-	-	400
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	28,407	11,877	23,879	64,163
Non-mortgage:
Commercial	-	-	-	-
Consumer	13	31	-	44

Total delinquent loans	$28,420	$11,908	$23,879	$64,207

Delinquencies as a percentage of total loans	0.18%	0.08%	0.15%	0.41%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 46	Navigation Links

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

          We use an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate allowance to cover asset and loan-related commitment losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and an unallocated allowance. General valuation allowances relate to assets and loan-related commitments with no well-defined deficiency or weakness and take into consideration losses that are imbedded within the portfolio but have not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. If we determine the carrying value of our asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference. The previously reported unallocated allowance of $2.8 million that was more subjective and took into consideration estimation errors and economic trends is now taken into account in the general valuation allowance for residential one-to-four unit loans. Prior periods were reclassified for conformity.

          Provision for credit losses totaled $9.5 million in the second quarter of 2007, compared with $6.7 million a year ago. The California residential real estate market continued to show signs of weakening, with a decline in prices and an increase in loan defaults. This unfavorable trend was coupled with a shift in the yield curve which increases the probability of certain borrowers to default by adversely affecting their ability to refinance due to higher mortgage loan rates. In addition, capitalized interest balances continued to increase on negative amortizing loans. If this tendency continues, certain borrowers may reach their limit of negative amortization permitted under the terms of their loan, thereby resulting in an increase in their minimum monthly loan payment and the potential for higher delinquencies. In consideration of these trends, an increase in the allowance for loan losses was deemed appropriate. The allowance increased $8.5 million in the current quarter, reflecting a decrease of $5.6 million in the general valuation allowance and an increase of $14.1 million in the allocated allowance. At June 30, 2007, the allowance for credit losses was $70 million, comprised of $69 million for loan losses and $1 million for unfunded loan commitments. That compares to an allowance for credit losses of $62 million at year-end 2006, comprised of $61 million for loan losses and $1 million for loan-related commitments. Unfunded loan commitments are reported on the balance sheet in the category accounts payable and accrued liabilities.

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Allowance for loan losses
Balance at beginning of period	$60,758	$60,943	$60,784	$51,198	$44,504
Provision	9,379	507	411	9,777	6,701
Charge-offs	(1,133)	(843)	(376)	(197)	(12)
Recoveries	103	151	124	6	5

Balance at end of period	$69,107	$60,758	$60,943	$60,784	$51,198

Allowance for loan-related commitments
Balance at beginning of period	$1,165	$1,055	$1,221	$1,358	$1,397
Provision (reduction)	126	110	(166)	(137)	(39)

Balance at end of period	$1,291	$1,165	$1,055	$1,221	$1,358

Total allowance for credit losses
Balance at beginning of period	$61,923	$61,998	$62,005	$52,556	$45,901
Provision	9,505	617	245	9,640	6,662
Charge-offs	(1,133)	(843)	(376)	(197)	(12)
Recoveries	103	151	124	6	5

Balance at end of period	$70,398	$61,923	$61,998	$62,005	$52,556

Page 47	Navigation Links

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Allowance for loan losses
Balance at beginning of period	$60,943	$34,601
Provision	9,886	16,675
Charge-offs	(1,976)	(88)
Recoveries	254	10

Balance at end of period	$69,107	$51,198

Allowance for loan-related commitments
Balance at beginning of period	$1,055	$1,314
Provision	236	44

Balance at end of period	$1,291	$1,358

Total allowance for credit losses
Balance at beginning of period	$61,998	$35,915
Provision	10,122	16,719
Charge-offs	(1,976)	(88)
Recoveries	254	10

Balance at end of period	$70,398	$52,556

Page 48	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(Dollars in Thousands)	2007	2007	2006	2006	2006	2007	2006

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$1,097	$823	$358	$166	$-	$1,920	$25
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	20	-	-	-	-	20	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	16	20	18	31	12	36	63

Total gross loan charge-offs	1,133	843	376	197	12	1,976	88

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	101	150	120	-	-	251	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	2	1	4	6	5	3	10

Total gross loan recoveries	103	151	124	6	5	254	10

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	996	673	238	166	-	1,669	25
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	20	-	-	-	-	20	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	14	19	14	25	7	33	53

Total net loan charge-offs	$1,030	$692	$252	$191	$7	$1,722	$78

Net loan charge-offs
as a percentage of average loans	0.03%	0.02%	0.01%	-%	-%	0.03%	-%

Page 49	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2007	2007	2006	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	$64,700	$56,731	$56,718	$56,718	$47,318
Home equity loans and lines of credit	843	857	999	1,124	1,192
Five or more units	992	1,006	1,030	1,049	1,064
Commercial real estate	301	266	267	302	304
Construction	860	574	581	454	455
Land	1,098	1,025	1,016	838	570
Non-mortgage:
Commercial	11	11	14	14	14
Consumer	302	288	318	285	281

Total for loans held for investment	$69,107	$60,758	$60,943	$60,784	$51,198

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2007	2007	2006	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	0.55%	0.46%	0.43%	0.40%	0.32%
Home equity loans and lines of credit	0.54	0.51	0.53	0.53	0.51
Five or more units	0.92	0.91	0.91	0.90	0.90
Commercial real estate	1.12	1.01	1.00	1.12	1.12
Construction	1.63	0.93	1.10	0.78	0.67
Land	1.71	1.74	1.72	1.41	0.96
Non-mortgage:
Commercial	0.41	0.50	0.58	0.41	0.41
Consumer	4.76	4.69	4.70	4.69	4.46

Total for loans held for investment	0.57%	0.47%	0.45%	0.41%	0.33%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2007	2007	2006	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	96.57%	96.62%	96.71%	96.72%	96.65%
Home equity loans and lines of credit	1.28	1.31	1.37	1.44	1.51
Five or more units	0.89	0.86	0.83	0.79	0.77
Commercial real estate	0.22	0.20	0.20	0.18	0.18
Construction	0.44	0.48	0.39	0.40	0.44
Land	0.53	0.46	0.43	0.41	0.39
Non-mortgage:
Commercial	0.02	0.02	0.02	0.02	0.02
Consumer	0.05	0.05	0.05	0.04	0.04

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

          At June 30, 2007, the recorded investment in loans for which we recognized impairment totaled $19 million, up from $11 million at December 31, 2006 and no loans at June 30, 2006. The allowance for losses related to these loans was $1 million at June 30, 2007 and less than $1 million at December 31, 2006, with no allowance for losses at June 30, 2006. During the current quarter there was no interest recognized from the impaired loan portfolio.

Page 50	Navigation Links

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Balance at beginning of period	$657	$601	$-	$-	$-
Provision	581	603	601	-	-
Charge-offs	-	(547)	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$1,238	$657	$601	$-	$-

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Balance at beginning of period	$601	$-
Provision	1,184	-
Charge-offs	(547)	-
Recoveries	-	-

Balance at end of period	$1,238	$-

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2007	2007	2006	2006	2006

Balance at beginning of period	$103	$103	$103	$103	$103
Provision	353	-	-	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$456	$103	$103	$103	$103

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2007	2006

Balance at beginning of period	$103	$103
Provision	353	-
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$456	$103

Page 51	Navigation Links

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

          Our primary sources of funds generated in the second quarter of 2007 were from:

  principal repayments of $1.270 billion on loans held for investment and mortgage-backed securities available for sale, including prepayments but excluding refinances of our existing loans;
  maturities or calls of $142 million of U.S. Treasury, government sponsored entities and other investment securities available for sale; and
  a net decline of $80 million in our loans held for sale.

          We used these funds to:

  originate and purchase $494 million of loans held for investment, excluding refinances of our existing loans;
  absorb a $401 million reduction in deposits;
  purchase $400 million of investment securities of government sponsored entities available for sale; and
  reduce borrowings by $153 million.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At June 30, 2007, our FHLB borrowings totaled $1.1 billion, representing 7.4% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $6.3 billion. To the extent deposit growth over the remainder of 2007 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of June 30, 2007, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $292 million, of which $159 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $317 million and operating leases of $18 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of June 30, 2007, the Bank had the capacity to declare a dividend totaling $400 million subject to filing an application with the Office of Thrift Supervision (“OTS”) at least 30 days prior to the distribution and the OTS approves the dividend. At June 30, 2007, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $98 million down from $108 million at the end of 2006.

          Stockholders’ equity totaled $1.5 billion at June 30, 2007, up $71 million from December 31, 2006 and up $180 million from June 30, 2006.

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

Page 52	Navigation Links

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 42 and Note 3 of Notes to the Consolidated Financial Statements on page 9.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty we made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first six months of 2007, we repurchased $10 million of loans and recorded $0.7 million of repurchase or indemnification losses related to defects in the origination process. Included in the repurchased loans was $8 million of one-to-four single family residential loans from Fannie Mae, due to the loans being outside Fannie Mae’s underwriting guidelines.

          These loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. We reserved less than $1 million at June 30, 2007, December 31, 2006 and June 30, 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of June 30, 2007, our maximum sales price premium refund would be $5.3 million. See Note 3 of Notes to the Consolidated Financial Statements on page 9.

          At June 30, 2007, scheduled maturities of obligations and commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$8,350,911	$260,079	$99,787	$-	$8,710,777
Securities sold under agreements to repurchase	587,544	-	-	-	587,544
FHLB advances and other borrowings	686,000	418,373	-	-	1,104,373
Senior notes	-	-	-	198,351	198,351
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	122,668	-	-	-	122,668
Associated loan forward sale contracts (a)	126,675	-	-	-	126,675
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	187,752	-	-	-	187,752
Associated loan forward sale contracts (a)	175,825	-	-	-	175,825
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	430,000	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed (a)	-	430,000	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	138,510	-	-	-	138,510
Undisbursed loan funds and unused lines of credit	22,412	21,641	6,277	266,601	316,931
Operating leases	5,410	8,006	3,430	687	17,533

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $159 million.
Page 53	Navigation Links

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 10.08% and its risk-based capital ratio was 20.86% at June 30, 2007. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of June 30, 2007.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,570,734			$1,570,734		$1,570,734
Adjustments:
Deductions:
Investment in real estate subsidiary	(77,720)			(77,720)		(77,720)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,162)			(2,162)		(2,162)
Additions:
Unrealized losses on investment securities
available for sale	6,068			6,068		6,068
General loss allowance – investment in DSL
Service Company	353			353		353
Allowance for credit losses, net of specific
allowances (a)	-			-		69,312

Regulatory capital	1,494,123	10.08%		1,494,123	10.08%	1,563,435	20.86%
Well capitalized requirement	222,302	1.50	(b)	741,006	5.00	749,355	10.00	(c)

Excess	$1,271,821	8.58%		$753,117	5.08%	$814,080	10.86%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 19.94%.
Page 54	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 42.

ITEM 4. – CONTROLS AND PROCEDURES

          As of June 30, 2007, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

          On June 21, 2005, a former loan underwriting employee brought an action in Contra Costa Superior Court, Case No. C05-01293, entitled "Teresa Sims, et al. v. Downey Savings and Loan Association." The complaint sought unspecified damages for alleged unpaid overtime wages and bonuses, inadequate meal and rest breaks, and related claims. The plaintiff sought class action status to represent all other current and former Downey Savings employees that held the position of loan underwriter, including, but not limited to, the job title of Senior Loan Underwriter within the State of California (a) at any time during the four years prior to June 21, 2005 and/or (b) who was employed by Downey Savings on or about September 30, 2002, when Downey Savings terminated an annual bonus program. During the current quarter, the court granted final approval of a settlement and all amounts due under the court approved settlement have been fully reflected in the financial statements.

Page 55	Navigation Links

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

ITEM 1A. – Risk Factors

          There have been no other material changes in our risk factors since December 31, 2006, except that the IRS may assert a $9.2 million penalty (including penalty interest) against Downey related to its 2004 tax return. Downey has determined it is unlikely any such penalty would be sustained and it would vigorously contest any penalty that would be proposed. See Note (4) – Income Taxes on page 13.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          On April 25, 2007, Downey held its annual meeting of shareholders to elect four Class 3 Directors for terms of three years each and to ratify the Board of Directors’ appointment of KPMG LLP as auditors for the year ending December 31, 2007. The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	Election of Directors:

	Nominees	Votes For	Votes Withheld	Unvoted

	Michael D. Bozarth	25,306,189	436,966	2,110,628
	James H. Hunter	23,353,264	2,389,891	2,110,628
	Brent McQuarrie	25,311,017	432,138	2,110,628
	Jane Wolfe	24,030,449	1,712,706	2,110,628

	The Directors whose terms continued and the years their terms expire are as follows:

	Continuing Directors	Year Term Expires

	Gary W. Brummett	2008
	Gerald E. Finnell	2008
	Maurice L. McAlister	2008
	Daniel D. Rosenthal	2008
	Michael B. Abrahams	2009
	Cheryl E. Olson	2009
	Lester C. Smull	2009

2.	Ratification of appointment of KPMG LLP as auditors for the year ending December 31, 2007:

	Votes For	Votes Against	Abstain	Unvoted

	25,571,536	163,615	8,004	2,110,628

ITEM 5. – Other Information

          None.

Page 56	Navigation Links

ITEM 6. – Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: August 1, 2007	Daniel D. Rosenthal
President and Chief Executive Officer

/s/ Brian E. Côté

Date: August 1, 2007	Brian E. Côté
Chief Financial Officer

Page 57	Navigation Links

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