Form 10-Q
period 2007-09-30
DOWNEY FINANCIAL CORP
filed 2007-11-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

          At Septmeber 30, 2007, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

September 30, 2007 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(Dollars in Thousands, Except Per Share Data)	2007	2006	2006

Assets
Cash	$86,072	$124,865	$179,780
Federal funds	1,551	1	1

Cash and cash equivalents	87,623	124,866	179,781
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	2,142,278	1,433,176	1,162,614
Loans held for sale, at lower of cost or fair value	90,228	363,215	323,428
Mortgage-backed securities available for sale, at fair value	112	251	257
Loans held for investment	11,744,063	13,868,227	14,872,642
Allowance for loan losses	(142,218)	(60,943)	(60,784)

Loans held for investment, net	11,601,845	13,807,284	14,811,858
Investments in real estate and joint ventures	58,715	59,843	55,663
Real estate acquired in settlement of loans	59,773	8,524	5,761
Premises and equipment, net	117,535	114,052	115,442
Federal Home Loan Bank stock, at cost	70,058	152,953	187,186
Mortgage servicing rights, net	21,849	21,196	20,310
Other assets	167,701	122,022	119,257

	$14,417,717	$16,207,382	$16,981,557

Liabilities and Stockholders’ Equity
Deposits	$10,662,618	$11,784,869	$11,945,758
Securities sold under agreements to repurchase	566,350	469,971	463,678
Federal Home Loan Bank advances	1,308,867	2,140,785	2,680,546
Senior notes	198,398	198,260	198,216
Accounts payable and accrued liabilities	237,258	220,262	338,814
Deferred income taxes	-	-	9,952

Total liabilities	12,973,491	14,814,147	15,636,964

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at September 30, 2007, December 31, 2006 and
September 30, 2006; outstanding 27,853,783 shares at September 30, 2007,
December 31, 2006 and September 30, 2006	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	388	(5,204)	(4,516)
Retained earnings	1,366,556	1,321,157	1,271,827
Treasury stock, at cost, 381,239 shares at September 30, 2007,
December 31, 2006 and September 30, 2006	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,444,226	1,393,235	1,344,593

	$14,417,717	$16,207,382	$16,981,557

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands, Except Per Share Data)	2007	2006	2007	2006

Interest income
Loans	$208,314	$277,974	$690,869	$808,552
U.S. Treasury and government sponsored entities securities	26,350	11,404	65,644	27,670
Mortgage-backed securities	3	3	9	9
Other investment securities	1,207	2,419	5,396	6,941

Total interest income	235,874	291,800	761,918	843,172

Interest expense
Deposits	108,514	110,033	333,977	301,666
Federal Home Loan Bank advances and other borrowings	26,088	48,229	83,494	143,109
Senior notes	3,302	3,299	9,904	9,895

Total interest expense	137,904	161,561	427,375	454,670

Net interest income	97,970	130,239	334,543	388,502
Provision for credit losses	81,562	9,640	91,684	26,359

Net interest income after provision for credit losses	16,408	120,599	242,859	362,143

Other income, net
Loan and deposit related fees	8,913	9,279	27,087	27,008
Real estate and joint ventures held for investment, net	(7,892)	5,331	(7,527)	10,173
Secondary marketing activities:
Loan servicing income (loss), net	(294)	(377)	(1,519)	264
Net gains on sales of loans and mortgage-backed securities	2,506	14,847	20,224	35,120
Litigation award	-	1,625	-	1,625
Other	(197)	(36)	(16)	719

Total other income, net	3,036	30,669	38,249	74,909

Operating expense
Salaries and related costs	36,699	38,943	119,931	120,596
Premises and equipment costs	9,736	8,804	27,667	25,752
Advertising expense	1,400	1,211	4,469	4,332
Deposit insurance premiums and regulatory assessments	2,413	2,224	7,659	4,246
Professional fees	489	254	1,779	1,496
Other general and administrative expense	8,275	7,087	24,271	24,557

Total general and administrative expense	59,012	58,523	185,776	180,979
Net operation of real estate acquired in settlement of loans	3,664	166	4,903	185

Total operating expense	62,676	58,689	190,679	181,164

Income (loss) before income taxes (tax benefits)	(43,232)	92,579	90,429	255,888
Income taxes (tax benefits)	(19,871)	36,959	38,183	108,347

Net income (loss)	$(23,361)	$55,620	$52,246	$147,541

Per share information
Basic	$(0.84)	$2.00	$1.87	$5.30
Diluted	$(0.84)	$1.99	$1.87	$5.29
Cash dividends declared and paid	$0.12	$0.10	$0.36	$0.30
Weighted average shares outstanding
Basic	27,853,783	27,853,783	27,853,783	27,853,783
Diluted	27,853,783	27,883,198	27,882,804	27,883,567

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2007	2006	2007	2006

Net income (loss)	$(23,361)	$55,620	$52,246	$147,541

Other comprehensive income (loss), net of income taxes (benefits)
Unrealized gains on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	6,644	7,874	5,926	899
Mortgage-backed securities available for sale, at fair value	1	-	1	-
Reclassification of realized amounts included in net income	-	-	-	-
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	(216)	(516)	609	923
Reclassification of realized amounts included in net income	27	315	(944)	(930)

Total other comprehensive income, net of income taxes	6,456	7,673	5,592	892

Comprehensive income (loss)	$(16,905)	$63,293	$57,838	$148,433

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In Thousands)	2007	2006

Cash flows from operating activities
Net income	$52,246	$147,541
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	10,811	9,809
Amortization	79,541	86,356
Provision for losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing rights,
real estate acquired in settlement of loans, and other assets	94,833	26,282
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(21,952)	(44,535)
Interest capitalized on loans (negative amortization)	(199,382)	(212,744)
Federal Home Loan Bank stock dividends	(5,185)	(6,903)
Loans originated and purchased for sale	(1,380,371)	(2,696,550)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	1,635,997	2,839,563
Other, net	(196,610)	(84,734)

Net cash provided by operating activities	69,928	64,085

Cash flows from investing activities
Proceeds from:
Sales of Federal Home Loan Bank stock	95,046	-
Maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	276,200	51,450
Sales of wholly owned real estate and real estate acquired in settlement of loans	20,560	11,080
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(825,030)	(486,220)
Loans held for investment	-	(21,671)
Premises and equipment	(17,134)	(25,413)
Federal Home Loan Bank stock	(6,967)	(439)
Originations of loans held for investment (net of refinances of $572,331 for the nine months ended September 30, 2007 and $608,708 for the nine months ended
September 30, 2006)	(1,209,487)	(3,161,923)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	3,457,620	3,944,788
Net change in undisbursed loan funds	(36,655)	(39,625)
Investments in real estate held for investment	2,061	(3,810)
Other, net	4,293	9,690

Net cash provided by investing activities	$1,760,507	$277,907

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	September 30,

(In Thousands)	2007	2006

Cash flows from financing activities
Net increase (decrease) in deposits	$(1,122,251)	$68,910
Proceeds from Federal Home Loan Bank advances and other borrowings	12,583,559	23,999,521
Repayments of Federal Home Loan Bank advances and other borrowings	(13,326,330)	(24,415,143)
Cash dividends	(10,027)	(8,355)
Other, net	7,371	2,460

Net cash used for financing activities	(1,867,678)	(352,607)

Net increase (decrease) in cash and cash equivalents	(37,243)	(10,615)
Cash and cash equivalents at beginning of period	124,866	190,396

Cash and cash equivalents at end of period	$87,623	$179,781

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$431,774	$459,210
Income taxes	186,100	125,671
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	26,417	22,297
Loans transferred from held for investment to held for sale	2,856	953
U.S. Treasury, government sponsored entities and other investment securities
available for sale, purchased and not settled	150,000	100,000
Real estate acquired in settlement of loans	74,886	5,937
Loans to facilitate the sale of real estate acquired in settlement of loans	1,413	-

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of September 30, 2007, December 31, 2006 and September 30, 2006, the results of operations and comprehensive income for the three months and nine months ended September 30, 2007 and 2006, and changes in cash flows for the nine months ended September 30, 2007 and 2006. Certain prior period amounts have been reclassified to conform to the current period presentation. For a discussion and amounts related to Downey’s revision of prior period data for the tax treatment of certain loan origination costs and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007, see Note (4) – Income Taxes.

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

Page 6	Navigation Links

NOTE (2) – Mortgage Servicing Rights (“MSRs”)

          The following table summarizes the activity in MSRs and its related allowance for the periods indicated and other related financial data.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2007	2007	2007	2006	2006

Gross balance at beginning of period	$21,707	$20,871	$21,435	$20,483	$20,665
Additions (a)	1,394	1,926	1,341	2,122	896
Amortization	(950)	(967)	(1,024)	(1,087)	(1,056)
Sales	-	-	(868)	-	-
Impairment write-down	(37)	(123)	(13)	(83)	(22)

Gross balance at end of period	22,114	21,707	20,871	21,435	20,483

Allowance balance at beginning of period	88	182	239	173	104
Provision for (reduction of) impairment	214	29	(44)	149	91
Impairment write-down	(37)	(123)	(13)	(83)	(22)

Allowance balance at end of period	265	88	182	239	173

Total mortgage servicing rights, net	$21,849	$21,619	$20,689	$21,196	$20,310

As a percentage of associated mortgage loans	0.90%	0.91%	0.88%	0.89%	0.87%
Estimated fair value (b)	$23,935	$25,080	$22,461	$22,828	$22,383
Weighted average expected life (in months)	69	65	56	54	51
Custodial account earnings rate	4.57%	5.35%	5.26%	5.28%	5.28%
Weighted average discount rate	11.63	10.13	10.27	10.28	9.41

At period end
Mortgage loans serviced for others:
Total	$5,622,331	$6,002,907	$6,021,673	$5,908,233	$6,595,462
With capitalized mortgage servicing rights:(b)
Amount	2,419,432	2,383,290	2,348,060	2,394,754	2,345,880
Weighted average interest rate	5.83%	5.79%	5.77%	5.75%	5.70%
Total loans sub-serviced without mortgage
servicing rights: (c)
Term – less than six months	$76,870	$398,530	$125,425	$93,074	$981,883
Term – indefinite	3,112,895	3,207,087	3,533,200	3,404,342	3,249,905

Custodial account balances	$84,819	$156,433	$176,171	$172,462	$171,481

(a) Included minor amounts repurchased.
(b) The estimated fair value may exceed book value for certain asset strata and excludes loans sold or securitized prior to 1996 and loans sub-serviced without capitalized MSRs.
(c) Servicing is performed for a fixed fee per loan each month.

          The following table summarizes the activity in MSRs and its related allowance for the year-to-date periods indicated.

	Nine Months Ended September 30,

(Dollars in Thousands)	2007	2006

Gross balance at beginning of period	$21,435	$21,157
Additions (a)	4,661	3,203
Amortization	(2,941)	(3,283)
Sales	(868)	-
Impairment write-down	(173)	(594)

Gross balance at end of period	22,114	20,483

Allowance balance at beginning of period	239	855
Provision for (reduction of) impairment	199	(88)
Impairment write-down	(173)	(594)

Allowance balance at end of period	265	173

Total mortgage servicing rights, net	$21,849	$20,310

(a) Includes minor amounts repurchased.
Page 7	Navigation Links

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

          The following table summarizes the estimated changes in the fair value of MSRs for changes in those assumptions individually and in combination associated with an immediate 100 basis point increase or decrease in market rates. The table also summarizes the earnings impact associated with provisions for or reductions of the valuation allowance for MSRs . The sensitivity analysis in the table below is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 100 basis point variation in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$2,549	$1,213	$(773)	$2,606
Reduction of (increase in) valuation allowance	191	179	(271)	227

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(5,786)	(1,557)	497	(6,665)
Reduction of (increase in) valuation allowance	(4,709)	(452)	130	(5,343)

(a) The weighted-average expected life of the MSRs portfolio becomes 84 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 42 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Net cash servicing fees	$1,657	$1,598	$1,607	$1,647	$1,583
Payoff and curtailment interest cost (a)	(787)	(1,391)	(1,063)	(1,269)	(813)
Amortization of mortgage servicing rights	(950)	(967)	(1,024)	(1,087)	(1,056)
(Provision for) reduction of impairment of
mortgage servicing rights	(214)	(29)	44	(149)	(91)

Total loan servicing loss, net	$(294)	$(789)	$(436)	$(858)	$(377)

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

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Net cash servicing fees	$4,862	$4,723
Payoff and curtailment interest cost (a)	(3,241)	(1,264)
Amortization of mortgage servicing rights	(2,941)	(3,283)
(Provision for) reduction of impairment of mortgage servicing rights	(199)	88

Total loan servicing income (loss), net	$(1,519)	$264

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

NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the notional amount of interest rate lock commitments are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. At September 30, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $93 million, with a change in fair value resulting in a recorded loss of less than $0.1 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Derivative Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions are recorded in net gains on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At September 30, 2007, the notional amount of loan forward sale contracts amounted to $172 million, with virtually no change in fair value. Of the total loan forward sale contracts, $77 million were designated as cash flow hedges. The notional amount of loan forward purchase contracts at September 30, 2007 amounted to $10 million, with a change in fair value resulting in a loss of $0.4 million.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

Page 9	Navigation Links

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which it pays variable interest based on the 3-month London Inter-Bank Offered Rate (“LIBOR”) while receiving fixed interest. The swaps were designated as a hedge against changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At September 30, 2007, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $7.0 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at September 30, 2007.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	5.54%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	5.54	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	5.54	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	5.54	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 10	Navigation Links

          The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the periods indicated. Also shown are the notional amounts or balances for Downey’s non-qualifying and qualifying hedge transactions.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Net gains (losses) on non-qualifying hedge transactions	$(553)	$866	$251	$(309)	$(304)
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(553)	866	251	(309)	(304)
Other comprehensive income (loss)	(189)	(86)	(60)	434	(201)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$92,742	$122,668	$224,546	$196,751	$236,435
Associated loan forward sale contracts	94,567	126,675	209,818	187,804	213,783
Associated loan forward purchase contracts	10,000	-	-	-	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	90,228	187,752	267,862	363,215	323,428
Associated loan forward sale contracts	77,433	175,825	254,260	341,696	307,982
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amount represents the notional amount of the commitments or contracts reduced by an anticipated fallout factor for those commitments not expected to fund. The notional amount for interest rate lock commitments before the reduction of expected fallout was $119 million.

          The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Net gains (losses) on non-qualifying hedge transactions	$564	$(799)
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	564	(799)
Other comprehensive income (loss)	(335)	(7)

          These loan forward sale and swap contracts expose Downey to credit risk in the event of nonperformance by the other parties—primarily government-sponsored enterprises such as Federal National Mortgage Association, securities firms and the FHLB. This risk consists primarily of the termination value of agreements where Downey is in an unfavorable position. Downey manages the credit risk associated with its other parties to the various derivative agreements through credit review, exposure limits and monitoring procedures. Downey does not anticipate nonperformance by the other parties.

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

          Commitments to originate fixed and variable rate mortgage loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds on construction projects and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments issued by Downey to guarantee the performance of a customer to a third party. Downey also enters into commitments to purchase loans and mortgage-backed securities, investment securities and to invest in community development funds.

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Commitments to originate adjustable rate loans
held for investment	$211,277	$138,510	$340,849	$139,145	$201,662
Undisbursed loan funds and unused lines of credit	310,677	316,931	334,803	347,338	370,159

          Downey uses the same credit policies in making commitments to originate loans held for investment and lines and letters of credit as it does for on-balance sheet instruments. For commitments to originate loans held for investment, the commitment amounts represent exposure to loss from market fluctuations as well as credit loss. In regard to these commitments, adverse changes from market fluctuations are generally not hedged. Downey manages the credit risk of its commitments to originate loans held for investment through credit approvals, limits and monitoring procedures. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. Downey evaluates each customer’s creditworthiness.

          Downey receives collateral to support commitments when deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with Downey.

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at September 30, 2007, December 31, 2006 and September 30, 2006.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the note, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first nine months of 2007, Downey recorded repurchase or indemnification losses related to defects in the origination process of $0.5 million and repurchased $15 million of loans. Included in the repurchased loans were $8 million of one-to-four single family residential loans from Fannie Mae, due to loans being outside Fannie Mae’s underwriting guidelines.

          The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period typically 90 days, but never more than 120 days, from the sale’s settlement date. Downey reserved less than $1 million at September 30, 2007, December 31, 2006 and September 30, 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of September 30, 2007, Downey’s maximum sales price premium refund would be $2.6 million.

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

          At September 30, 2007, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,996,545	$227,439	$86,529	$-	$8,310,513
Securities sold under agreements to repurchase	566,350	-	-	-	566,350
FHLB advances	885,850	423,017	-	-	1,308,867
Senior notes	-	-	-	198,398	198,398
Operating leases	5,494	8,224	3,527	622	17,867

Total other contractual obligations	$9,454,239	$658,680	$90,056	$199,020	$10,401,995

Litigation

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled “Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association.” The first amended complaint seeks unspecified damages for alleged unpaid regular and overtime wages, inadequate meal breaks, failure to pay split-shift and reporting time wages, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at Downey Savings’ in-store branches at any time from October 29, 2000 to date. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

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

          The Internal Revenue Service (“IRS”) is currently examining Downey’s tax returns for 2003, 2004 and 2005. All tax years subsequent to 2002 are subject to federal examination, while state tax returns for years subsequent to 2001 are subject to examination by taxing authorities. Downey has determined that its treatment of certain loan origination costs in tax years 2003 through 2005 was improper and has filed amended tax returns for those years and paid tax (previously provided in prior periods) and interest to federal and state taxing authorities in the amount of $145.0 million to resolve this issue. The after-tax interest assessment related to Downey’s tax returns for 2003 through 2005 totaled $11.1 million. Of that amount, $1.9 million was accrued for 2007 and has been recorded as additional income taxes, and $9.2 million was accrued for 2004 through 2006 and has been reflected in income taxes. When applicable, Downey classifies interest (net of tax) and penalties on the underpayment of taxes as income tax expense.

          Management has determined that it is unlikely that IRS will assert a penalty against Downey related to its treatment of loan origination costs on prior tax returns, and, accordingly, Downey has not accrued such penalty.

Page 13	Navigation Links

NOTE (5) – Employee Stock Option Plans

          During 1994, Downey Savings and Loan Association, F.A. ("Bank") adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At September 30, 2007, options for 52,914 shares were outstanding, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted and expire at December 31, 2008. At September 30, 2007, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options or for payment of other awards. No other stock based plan exists.

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,

	2007			2006

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Loss	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings (loss) per share	$(23,361)	27,853,783	$(0.84)	$55,620	27,853,783	$2.00
Effect of dilutive stock options (a)	-	-	-	-	29,415	(0.01)

Diluted earnings (loss) per share	$(23,361)	27,853,783	$(0.84)	$55,620	27,883,198	$1.99

(a) For the 3 months ended September 30, 2007, the dilutive effect of 26,534 shares from our 52,914 outstanding stock options was excluded from the computation of earnings per share due to anti-dilution.

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the year-to-date periods indicated.

	Nine Months Ended September 30,

	2007			2006

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings per share	$52,246	27,853,783	$1.87	$147,541	27,853,783	$5.30
Effect of dilutive stock options	-	29,021	-	-	29,784	(0.01)

Diluted earnings per share	$52,246	27,882,804	$1.87	$147,541	27,883,567	$5.29

          For the nine months ended September 30, 2007 and 2006, there were no options excluded from the computation of earnings per share due to anti-dilution.

Page 14	Navigation Links

NOTE (7) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended September 30, 2007
Net interest income	$97,656	$314	$-	$97,970
Provision for credit losses	81,562	-	-	81,562
Other income (loss)	10,756	(7,720)	-	3,036
Operating expense	62,365	311	-	62,676
Net intercompany income (expense)	22	(22)	-	-

Loss before income tax benefits	(35,493)	(7,739)	-	(43,232)
Income tax benefits	(16,642)	(3,229)	-	(19,871)

Net loss	$(18,851)	$(4,510)	$-	$(23,361)

At September 30, 2007
Assets:
Loans and mortgage-backed securities, net	$11,692,185	$-	$-	$11,692,185
Investments in real estate and joint ventures	-	58,715	-	58,715
Other	2,710,006	30,420	(73,609)	2,666,817

Total assets	14,402,191	89,135	(73,609)	14,417,717

Equity	$1,444,226	$73,609	$(73,609)	$1,444,226

Three months ended September 30, 2006
Net interest income	$129,870	$369	$-	$130,239
Provision of credit losses	9,640	-	-	9,640
Other income	25,090	5,579	-	30,669
Operating expense	59,801	(1,112)	-	58,689
Net intercompany income (expense)	(38)	38	-	-

Income before income taxes	85,481	7,098	-	92,579
Income taxes	34,049	2,910	-	36,959

Net income	$51,432	$4,188	$-	$55,620

At September 30, 2006
Assets:
Loans and mortgage-backed securities, net	$15,135,543	$-	$-	$15,135,543
Investments in real estate and joint ventures	-	55,663	-	55,663
Other	1,837,714	28,978	(76,341)	1,790,351

Total assets	16,973,257	84,641	(76,341)	16,981,557

Equity	$1,344,593	$76,341	$(76,341)	$1,344,593

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Nine months ended September 30, 2007
Net interest income	$333,505	$1,038	$-	$334,543
Provision for loan losses	91,684	-	-	91,684
Other income (loss)	45,056	(6,807)	-	38,249
Operating expense	189,700	979	-	190,679
Net intercompany income (expense)	53	(53)	-	-

Income (loss) before income taxes (tax benefits)	97,230	(6,801)	-	90,429
Income taxes (tax benefits)	41,044	(2,861)	-	38,183

Net income (loss)	$56,186	$(3,940)	$-	$52,246

Nine months ended September 30, 2006
Net interest income	$387,523	$979	$-	$388,502
Provision for loan losses	26,359	-	-	26,359
Other income	63,949	10,960	-	74,909
Operating expense	181,250	(86)	-	181,164
Net intercompany income (expense)	(5)	5	-	-

Income before income taxes	243,858	12,030	-	255,888
Income taxes	103,416	4,931	-	108,347

Net income	$140,442	$7,099	$-	$147,541

Page 15	Navigation Links

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

NOTE (9) – Subsequent Event

          In late October, wild fires erupted in Southern California, primarily in Los Angeles, Orange, Riverside, San Bernardino, San Diego, Santa Barbara and Ventura counties, causing partial or total destruction to numerous homes. While it is likely some homes we have financed have been damaged, we do not expect any significant loss, as our borrowers are required to have fire insurance. As of the filing of this Form 10-Q, none of our branch offices have been damaged.

Page 16	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality, the outcome of ongoing audits by regulatory and taxing authorities and government regulation and factors, identified under Part II – Other Information Item 1A. – Risk Factors on page 56. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

OVERVIEW

          A net loss was recorded for the third quarter of 2007 of $23.4 million or $0.84 per share on a diluted basis, compared to net income of $55.6 million or $1.99 per share in the third quarter of 2006.

          Our $135.8 million unfavorable change in pre-tax income/(loss) between third quarters was due primarily to:

  A $71.9 million increase in provision for credit losses;
  A $32.3 million or 24.8% decline in net interest income due to a lower level of interest-earning assets and, to a lesser extent, a lower effective interest rate spread;
  A $13.2 million unfavorable change in income from real estate and joint ventures held for investment, as the current quarter included a writedown of $9.0 million to reflect declines in the value of single family home lots in which the company is a joint venture partner and net gains from sales were below a year ago; and
  A $12.3 million or 83.1% decline in net gains on the sale of loans due to both a lower level of loans sold and gain per dollar of loan sold.

          For the first nine months of 2007, our net income totaled $52.2 million or $1.87 per share on a diluted basis, down 64.6% from the $147.5 million or $5.29 per share for the first nine months of 2006. The decline primarily reflected an increase in our provision for credit losses, lower net interest income, an unfavorable change in income from real estate held for investment, a decline in net gains from sales of loans and mortgage-backed securities, and higher operating expenses.

          For the third quarter, our return on average assets was a negative 0.64%, and our return on equity was a negative 6.36%. These compare to year-ago positive returns of 1.29% on average assets and 16.94% on average equity. For the first nine-month periods, our return on average assets declined from 1.13% a year ago to 0.46%, while our return on average equity declined from 15.52% to 4.82%.

          At September 30, 2007, assets totaled $14.418 billion, down $2.564 billion or 15.1% from a year ago and down $1.790 billion or 11.0% from year-end 2006. During the current quarter, assets declined $485 million due primarily to declines of $602 million in loans held for investment and $98 million in loans held for sale. Those declines were partially offset by an increase of $225 million in securities available for sale. Included within loans held for investment at quarter end were $8.255 billion of single family adjustable rate mortgages subject to negative amortization, down $659 million from June 30, 2007. These loans comprised 74% of the single family residential loan portfolio held for investment at quarter end, compared to 87% a year ago. The amount of negative amortization included in loan balances increased $11 million during the current quarter to $388 million or 4.70% of loans subject to negative amortization. During the current quarter, approximately 26% of loan interest income represented negative amortization, down from 29% in the second quarter of 2007 and down from 28% in the year-ago third quarter.

          Loan originations (including purchases) totaled $694 million in the current quarter, down $911 million or 56.8% from $1.605 billion a year ago. Loans originated for sale declined $579 million or 70.3% to $245 million, while single family residential loans originated for portfolio declined $332 million or 43.5% to $432 million. In addition to single family residential loans, $17 million of other loans were originated in the current quarter, similar to the amount a year ago. For the first nine months of 2007, loan originations totaled $3.164 billion, down 51.2% from $6.489 billion in the same period a year ago.

Page 17	Navigation Links

          Deposits totaled $10.663 billion at quarter end, down $1.283 billion or 10.7% from a year ago and down $1.122 billion or 9.5% from year-end 2006. At quarter end, the number of branches totaled 172 (168 in California and four in Arizona). At quarter end, the average deposit size of our 82 traditional branches was $103 million, while the average deposit size of our 90 in-store branches was $25 million. Since the end of 2006, borrowings have declined by $735 million and at the end of the current quarter represented 14.4% of total assets.

          Non-performing assets increased during the quarter by $97 million or 42.5% to $324 million and represented 2.25% of total assets, compared with 0.68% at year-end 2006 and 0.39% a year ago. Virtually all of the increase in the current quarter was related to single family residential loans.

          At September 30, 2007, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, exceeded all regulatory capital requirements, with capital-to-asset ratios of 10.21% for both tangible and core capital and 21.34% for risk-based capital. These capital levels are significantly above the “well capitalized” standards defined by the federal banking regulators of 5% for core capital and 10% for risk-based capital.

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

  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At September 30, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $93 million, with virtually no change in fair value, compared with a notional amount of interest rate lock commitments of $236 million with a change in fair value resulting in a gain of $0.1 million at September 30, 2006. For further information, see Note 3 on page 9 of Notes to Consolidated Financial Statements.
  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities, and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios at the balance sheet date. We use an internal asset review system and credit loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit and real estate losses. In determining the allowance for credit losses related to loan relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Unless an individual loan or borrower relationship warrants separate analysis, we generally determine the allowance for credit losses related to loans under $5 million through a statistical analysis of the expected performance of each loan based on historical trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based upon an analysis of qualitative factors that are likely to affect a borrower’s ability to repay their loan according to their loan terms. The allowance for credit and real estate losses totaled $144 million at September 30, 2007, compared with $62 million at September 30, 2006. For further information, see Allowance for Credit and Real Estate Losses on page 48.
  The valuation of mortgage servicing rights (“MSRs”). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgage loans. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss), net. The MSR valuation allowance totaled less than $1 million at September 30, 2007 and September 30, 2006. For further information, see Note 2 on page 7 of Notes to Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These loans and MSR sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the applicable period for actual payoffs. The reserve was less than $1 million at both September 30, 2007 and September 30, 2006. For further information, see Note 2 on page 7 and Note 3 on page 9 of Notes to Consolidated Financial Statements and Secondary Marketing Activities on page 25.
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

          Our net interest income totaled $98.0 million in the third quarter of 2007, down $32.3 million or 24.8% from a year ago, reflecting a $2.747 billion or 16.4% decline in average interest-earning assets and a decline in the effective interest rate spread. The effective interest rate spread averaged 2.79% in the current quarter, down 0.31% from a year ago and down 0.28% from the second quarter of 2007.

          Compared to a year ago, our current quarter effective interest rate spread was unfavorably impacted by a lower proportion of loan prepayment fees to the amount of deferred loan origination costs written-off as a result of those payoffs, which declined to 52.4% in the current quarter from 100.8% a year ago. This decline was the result of a higher proportion of loans being repaid that were no longer subject to a prepayment fee primarily due to the increasing age of our loan portfolio. In addition, our current quarter effective interest rate spread was unfavorably impacted by a higher proportion of earning assets being comprised of investment securities and hybrid adjustable rate mortgage loans, both of which have lower yields than those of option ARM loans that comprised a larger proportion of interest-earning assets a year ago. However, these unfavorable items were essentially offset by a higher proportion of interest-earning assets being funded with interest free funds (the excess of interest-earning assets over interest-bearing deposits and borrowings).

          For the first nine months of 2007, net interest income totaled $334.5 million, down $54.0 million or 13.9% from the year-ago period. The decline was due to lower interest-earning assets in the current period, as the effective interest rate spread was unchanged between periods.

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

The table also sets forth the difference between the average balance of interest-earning assets and the average balance of total deposits and borrowings for the quarters indicated. While we included non-accrual loans in the average interest-earning assets balance, interest from non-accrual loans has not been included in interest income unless we received payments and we believe the remaining principal balance of the loans will be recovered. We computed average balances for the quarter using the average of each month’s daily average balance during the periods indicated.

Page 20	Navigation Links

	Three Months Ended September 30,

	2007			2006

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$8,542	0.29%		$26,451	0.67%
Write-off of deferred costs and
premiums from loan payoffs		(16,315)	(0.55)		(26,248)	(0.67)
All other		216,087	7.22		277,771	7.11

Total loans	$11,973,516	208,314	6.96	$15,629,328	277,974	7.11
Mortgage-backed securities	113	3	5.77	260	3	4.62
Investment securities (a)	2,068,187	27,557	5.29	1,159,674	13,823	4.73

Total interest-earnings assets	14,041,816	$235,874	6.72%	16,789,262	$291,800	6.95%
Non-interest-earning assets	485,648			451,281

Total assets	$14,527,464			$17,240,543

Transaction accounts:
Non-interest-bearing checking (b)	$730,179	$-	-%	$764,207	$-	-%
Interest-bearing checking (b)	470,516	340	0.29	487,811	426	0.35
Money market	139,808	367	1.04	153,777	404	1.04
Regular passbook	1,117,084	2,660	0.94	1,413,319	3,533	0.99

Total transaction accounts	2,457,587	3,367	0.54	2,819,114	4,363	0.61
Certificates of deposit	8,455,461	105,147	4.93	9,168,872	105,670	4.57

Total deposits	10,913,048	108,514	3.94	11,987,986	110,033	3.64
FHLB advances and other borrowings (c)	1,766,933	26,088	5.86	3,386,019	48,229	5.65
Senior notes	198,381	3,302	6.66	198,199	3,299	6.66

Total deposits and borrowings	12,878,362	137,904	4.25	15,572,204	161,561	4.12
Other liabilities	179,944			354,897
Stockholders’ equity	1,469,158			1,313,442

Total liabilities and stockholders’ equity	$14,527,464			$17,240,543

Net interest income/interest rate spread		$97,970	2.47%		$130,239	2.83%
Excess of interest-earning assets over
deposits and borrowings	$1,163,454			$1,217,058
Effective interest rate spread			2.79			3.10

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
Page 21	Navigation Links

	Nine Months Ended September 30,

	2007			2006

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$47,937	0.50%		$73,810	0.61%
Write-off of deferred costs and
premiums from loan payoffs		(66,454)	(0.69)		(74,311)	(0.62)
All other		709,386	7.37		809,053	6.74

Total loans	$12,829,398	690,869	7.18	$16,016,713	808,552	6.73
Mortgage-backed securities	127	9	5.85	268	9	4.48
Investment securities (a)	1,781,837	71,040	5.33	994,502	34,611	4.65

Total interest-earnings assets	14,611,362	$761,918	6.95%	17,011,483	$843,172	6.61%
Non-interest-earning assets	478,398			432,356

Total assets	$15,089,760			$17,443,839

Transaction accounts:
Non-interest-bearing checking (b)	$762,050	$-	-%	$736,206	$-	-%
Interest-bearing checking (b)	481,867	1,117	0.31	503,844	1,300	0.34
Money market	145,141	1,128	1.04	159,842	1,248	1.04
Regular passbook	1,183,810	8,423	0.95	1,568,114	11,857	1.01

Total transaction accounts	2,572,868	10,668	0.55	2,968,006	14,405	0.65
Certificates of deposit	8,742,787	323,309	4.94	9,035,528	287,261	4.25

Total deposits	11,315,655	333,977	3.95	12,003,534	301,666	3.36
FHLB advances and other borrowings (c)	1,909,513	83,494	5.85	3,654,092	143,109	5.24
Senior notes	198,334	9,904	6.66	198,156	9,895	6.66

Total deposits and borrowings	13,423,502	427,375	4.26	15,855,782	454,670	3.83
Other liabilities	219,667			320,811
Stockholders’ equity	1,446,591			1,267,246

Total liabilities and stockholders’ equity	$15,089,760			$17,443,839

Net interest income/interest rate spread		$334,543	2.69%		$388,502	2.78%
Excess of interest-earning assets over
deposits and borrowings	$1,187,860			$1,155,701
Effective interest rate spread			3.05			3.05

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007 Versus 2006				2007 Versus 2006
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$(65,020)	$(6,057)	$1,417	$(69,660)	$(160,901)	$53,955	$(10,737)	$(117,683)
Mortgage-backed securities	-	-	-	-	-	-	-	-
Investment securities	10,829	1,629	1,276	13,734	27,401	5,039	3,989	36,429

Change in interest income	(54,191)	(4,428)	2,693	(55,926)	(133,500)	58,994	(6,748)	(81,254)

Interest expense:
Transaction accounts:
Interest-bearing checking	(15)	(74)	3	(86)	(57)	(132)	6	(183)
Money market	(36)	-	(1)	(37)	(120)	-	-	(120)
Regular passbook	(740)	(168)	35	(873)	(2,905)	(700)	171	(3,434)

Total transaction accounts	(791)	(242)	37	(996)	(3,082)	(832)	177	(3,737)
Certificates of deposit	(8,222)	8,349	(650)	(523)	(9,307)	46,874	(1,519)	36,048

Total interest-bearing deposits	(9,013)	8,107	(613)	(1,519)	(12,389)	46,042	(1,342)	32,311
FHLB advances and other
borrowings	(23,061)	1,764	(844)	(22,141)	(68,325)	16,667	(7,957)	(59,615)
Senior notes	3	-	-	3	9	-	-	9

Change in interest expense	(32,071)	9,871	(1,457)	(23,657)	(80,705)	62,709	(9,299)	(27,295)

Change in net interest income	$(22,120)	$(14,299)	$4,150	$(32,269)	$(52,795)	$(3,715)	$2,551	$(53,959)

Provision for Credit Losses

           During the current quarter, our provision for credit losses totaled $81.6 million, up $71.9 million from a year ago. The continued weakening and uncertainty relative to the housing market, coupled with the current quarter disruption in the secondary markets, unfavorably impacted our borrowers and the value of their loan collateral which led to the increase in the provision for credit losses. This impact has been particularly true in certain geographic areas such as the greater Sacramento and Stockton areas of Northern California and San Diego County.

          For the first nine months of 2007, the provision for credit losses totaled $91.7 million, compared with $26.4 million a year ago. For further information, see Allowance for Credit and Real Estate Losses on page 48.

Other Income

          Our other income totaled $3.0 million in the current quarter, down $27.6 million or 90.1% from a year ago. Contributing to the decline between third quarters was:

  A $13.2 million unfavorable change in income from real estate and joint ventures held for investment, as the current quarter included a writedown of $9.0 million to reflect declines in the value of single family home lots in which the company is a joint venture partner and gains from sales were below a year ago; and
  A $12.3 million decline in net gains on sale of loans and mortgage-backed securities, reflecting both a decline in loans sold and a lower gain per dollar of loan sold.
Page 23	Navigation Links

          For the first nine months of 2007, other income totaled $38.2 million, down $36.7 million or 48.9% from the same period a year ago. The decline reflected an unfavorable change in income from real estate and joint ventures held for investment and a decline in net gains from the sale of loans and mortgage-backed securities.

          Below is a further detailed discussion of the major other income categories.

Loan and Deposit Related Fees

          Our loan and deposit related fees totaled $8.9 million in the current quarter, down $0.4 million from a year ago. The decline was primarily related to a 36.5% decline in loan related fees due to lower loan originations in the current quarter, as deposit related fees were relatively unchanged.

          The following table presents a breakdown of loan and deposit related fees during the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Loan related fees	$572	$819	$842	$918	$901
Deposit related fees:
Automated teller machine fees	2,287	2,440	2,305	2,346	2,419
Other fees	6,054	6,079	5,689	5,879	5,959

Total loan and deposit related fees	$8,913	$9,338	$8,836	$9,143	$9,279

          For the first nine months of 2007, loan and deposit related fees totaled $27.1 million, up $0.1 million from the same period of 2006. Loan related fees were down $0.7 million or 25.0%, while deposit related fees were up $0.8 million or 3.4%.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Loan related fees	$2,233	$2,976
Deposit related fees:
Automated teller machine fees	7,032	6,978
Other fees	17,822	17,054

Total loan and deposit related fees	$27,087	$27,008

Real Estate and Joint Ventures Held for Investment

          A loss of $7.9 million was recorded from our real estate and joint ventures held for investment, compared to $5.3 million of income a year ago. This unfavorable change was due to the current quarter including a $9.0 million writedown to reflect declines in the value of single family lots in which we are a joint venture partner and gains from sales being below a year ago. Our gains from sales totaled $0.7 million in the current quarter, compared to $5.7 million a year ago.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Net rental operations and income from community
development funds	$576	$49	$545	$20	$124
Net gains on sales of wholly owned real estate	-	-	22	-	3,051
Equity (deficit) in net income (loss) from
joint ventures	(8,492)	193	(91)	760	2,156
(Provision) reduction for losses on real estate and
joint ventures	24	(353)	-	-	-

Total income (loss) from real estate and
joint ventures held for investment, net	$(7,892)	$(111)	$476	$780	$5,331

Page 24	Navigation Links

          For the first nine months of 2007, loss of $7.5 million was recorded from real estate and joint ventures held for investment, compared to income of $10.2 million a year ago. The unfavorable change primarily reflected writedowns in the current period and lower gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Net rental operations and income from community development funds	$1,170	$851
Net gains on sales of wholly owned real estate	22	3,051
Equity (deficit) in net income (loss) from joint ventures	(8,390)	6,271
Provision for losses on real estate and joint ventures	(329)	-

Total income (loss) from real estate and joint ventures held for investment, net	$(7,527)	$10,173

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $0.3 million in the current quarter, compared with a loss of $0.4 million in the year-ago quarter.

          At September 30, 2007, MSRs, net of a $0.3 million valuation allowance, totaled $21.8 million or 0.90% of the $2.419 billion of associated loans serviced for others, little changed from a year ago. In addition to the loans we serviced for others with capitalized MSRs, at September 30, 2007, we serviced $3.190 billion of loans on a sub-servicing basis where we receive a fixed fee per loan, with no risk associated with changing MSR values.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Net cash servicing fees	$1,657	$1,598	$1,607	$1,647	$1,583
Payoff and curtailment interest cost (a)	(787)	(1,391)	(1,063)	(1,269)	(813)
Amortization of mortgage servicing rights	(950)	(967)	(1,024)	(1,087)	(1,056)
(Provision for) reduction of impairment of
mortgage servicing rights	(214)	(29)	44	(149)	(91)

Total loan servicing loss, net	$(294)	$(789)	$(436)	$(858)	$(377)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing activities do not include the benefit of the use of total loan repayments to increase net interest income.

          For the first nine months of 2007, a loss of $1.5 million was recorded from loan servicing activities, compared to income of $0.3 million for the same period of 2006. The unfavorable change primarily reflected a $2.0 million increase in payoff and curtailment interest costs from the year-ago period. Payoff and curtailment interest costs represent the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. Loan servicing income (loss), net does not reflect the interest income we derive from the use of those loan repayments as it is included in net interest income.

Page 25	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income, net during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Net cash servicing fees	$4,862	$4,723
Payoff and curtailment interest cost (a)	(3,241)	(1,264)
Amortization of mortgage servicing rights	(2,941)	(3,283)
(Provision for) reduction of impairment of mortgage servicing rights	(199)	88

Total loan servicing income (loss), net	$(1,519)	$264

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing activities do not include the benefit of the use of total loan repayments to increase net interest income.

          For further information regarding MSRs , see Note 2 on page 7 of Notes to Consolidated Financial Statements.

          Our net gains on sales of loans and mortgage-backed securities totaled $2.5 million in the current quarter, down $12.3 million from a year ago. The current quarter included a $0.6 million loss due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 loss of $0.3 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain equal to 0.91% per dollar of loan sold was realized in the current quarter, down from the year-ago gain of 1.68%. In addition to a lower gain per dollar of loan sold, net gains from the sale of loans and mortgage-backed securities declined due to a lower volume of loans sold. Sales totaled $337 million in the current quarter, compared to $903 million a year ago.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Mortgage servicing rights	$1,394	$1,926	$1,341	$2,122	$837
All other components excluding SFAS 133	1,665	6,186	7,148	6,682	14,314
SFAS 133	(553)	866	251	(309)	(304)

Total net gains on sales of loans
and mortgage-backed securities	$2,506	$8,978	$8,740	$8,495	$14,847

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	0.91%	1.42%	1.19%	1.23%	1.68%

          For the first nine months of 2007, our sales of loans and mortgage-backed securities totaled $1.6 billion, down from $2.8 billion a year ago. Net gains associated with these sales totaled $20.2 million, or $14.9 million lower than the prior year amount. Excluding the impact of SFAS 133, a gain equal to 1.21% per dollar of loan sold was realized in the current year, down from the year-ago gain of 1.28%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Mortgage servicing rights	$4,661	$3,144
All other components excluding SFAS 133	14,999	32,775
SFAS 133	564	(799)

Total net gains on sales of loans and mortgage-backed securities	$20,224	$35,120

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	1.21%	1.28%

Page 26	Navigation Links

Operating Expense

          Our operating expense totaled $62.7 million in the current quarter, up $4.0 million or 6.8% from a year ago. The increase primarily reflected an increase of $3.5 million in net operations of real estate acquired in the settlement of loans due to a higher number of foreclosed properties, including 113 single family lots acquired through foreclosure of a land loan during the quarter. In addition, general and administrative expense increased $0.5 million or 0.8%. All major categories of general and administrative expense were above a year ago except for salaries and related costs, which were $2.2 million or 5.8% below the prior period. The decline in salaries and related costs primarily reflected the reversal in the current quarter of certain management incentive plan accruals.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Salaries and related costs	$36,699	$40,998	$42,234	$40,464	$38,943
Premises and equipment costs	9,736	9,122	8,809	9,207	8,804
Advertising expense	1,400	1,878	1,191	1,895	1,211
Deposit insurance premiums and regulatory
assessments	2,413	2,482	2,764	2,193	2,224
Professional fees	489	731	559	297	254
Other general and administrative expense	8,275	6,201	9,795	7,920	7,087

Total general and administrative expense	59,012	61,412	65,352	61,976	58,523
Net operation of real estate acquired in
settlement of loans	3,664	948	291	65	166

Total operating expense	$62,676	$62,360	$65,643	$62,041	$58,689

          For the first nine months of 2007, operating expense totaled $190.7 million, up $9.5 million or 5.3% from a year ago. The increase primarily reflected higher net operations of real estate acquired in the settlement of loans, deposit insurance premiums, and premises and equipment costs. Those increases were partially offset by a decline in salaries and related costs.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Salaries and related costs	$119,931	$120,596
Premises and equipment costs	27,667	25,752
Advertising expense	4,469	4,332
Deposit insurance premiums and regulatory assessments	7,659	4,246
Professional fees	1,779	1,496
Other general and administrative expense	24,271	24,557

Total general and administrative expense	185,776	180,979
Net operation of real estate acquired in settlement of loans	4,903	185

Total operating expense	$190,679	$181,164

Provision for Income Taxes

          Our effective tax rate was a benefit of 45.96% for the current quarter, compared with expense of 39.92% a year ago. The change in the effective tax rate between third quarters primarily reflected a reduction in tax expense in the year-ago quarter related to a settlement of prior-year tax returns. For the first nine months of 2007, our effective tax was 42.22% versus 42.34% a year ago.

Page 27	Navigation Links

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For further information, see Note 7 of Notes to Consolidated Financial Statements on page 15.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Banking net income (loss)	$(18,851)	$32,614	$42,423	$50,907	$51,432
Real estate investment net income (loss)	(4,510)	130	440	1,208	4,188

Total net income (loss)	$(23,361)	$32,744	$42,863	$52,115	$55,620

          The following table presents by business segment our net income for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Banking net income	$56,186	$140,442
Real estate investment net income (loss)	(3,940)	7,099

Total net income	$52,246	$147,541

Banking

          A net loss of $18.9 million was recorded in the current quarter related to our banking operations, compared to income of $51.4 million a year ago. The unfavorable change between third quarters primarily reflected:

  a $71.9 million increase in provision for credit losses;
  A $32.3 million or 24.8% decline in net interest income due to a lower level of interest-earning assets and, to a lesser extent, a lower effective interest rate spread;
  A $12.3 million or 83.1% decline in net gains on the sale of loans and mortgage-backed securities due to both a lower level of loans sold and gain per dollar of loan sold; and
  A $2.6 million or 4.3% increase in operating expenses, primarily due to higher costs from real estate acquired in settlement of loans.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Net interest income	$97,656	$111,097	$124,752	$129,798	$129,870
Provision for credit losses	81,562	9,505	617	245	9,640
Other income	10,756	17,368	16,932	16,549	25,090
Operating expense	62,365	62,060	65,275	61,995	59,801
Net intercompany income (expense)	22	19	12	(29)	(38)

Income (loss) before income taxes (tax benefits)	(35,493)	56,919	75,804	84,078	85,481
Income taxes (tax benefits)	(16,642)	24,305	33,381	33,171	34,049

Net income (loss)	$(18,851)	$32,614	$42,423	$50,907	$51,432

At period end
Assets:
Loans and mortgage-backed securities, net	$11,692,185	$12,392,066	$13,210,016	$14,170,750	$15,135,543
Other	2,710,006	2,496,685	2,015,777	2,025,790	1,837,714

Total assets	14,402,191	14,888,751	15,225,793	16,196,540	16,973,257

Equity	$1,444,226	$1,464,473	$1,439,463	$1,393,235	$1,344,593

Page 28	Navigation Links

          For the first nine months of 2007, net income from our banking operations totaled $56.2 million, down $84.3 million from the same period a year ago. The decrease primarily reflected increases in provision for credit losses and operating expenses, as well as declines in net interest income and gains from sales of loans and mortgage-backed securities.

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Net interest income	$333,505	$387,523
Provision for credit losses	91,684	26,359
Other income	45,056	63,949
Operating expense	189,700	181,250
Net intercompany income (expense)	53	(5)

Income before income taxes	97,230	243,858
Income taxes	41,044	103,416

Net income	$56,186	$140,442

Real Estate Investment

          A net loss of $4.5 million was recorded in the current quarter from our real estate investment operations, compared to income of $4.2 million a year ago. The unfavorable change primarily reflected a writedown of $9.0 million to reflect declines in the value of single family home lots in which we are a joint venture partner and net gains from sales being below the prior year’s level. In addition, the year-ago quarter included a $1.2 million reversal of a litigation accrual within operating expense related to a settled legal matter.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Net interest income	$314	$362	$362	$377	$369
Other income (loss)	(7,720)	157	756	1,685	5,579
Operating expense	311	300	368	46	(1,112)
Net intercompany income (expense)	(22)	(19)	(12)	29	38

Income (loss) before income taxes (tax benefits)	(7,739)	200	738	2,045	7,098
Income taxes (tax benefits)	(3,229)	70	298	837	2,910

Net income (loss)	$(4,510)	$130	$440	$1,208	$4,188

At period end
Assets:
Investments in real estate and joint ventures	$58,715	$64,997	$61,663	$59,843	$55,663
Other	30,420	27,341	28,402	28,548	28,978

Total assets	89,135	92,338	90,065	88,391	84,641

Equity	$73,609	$78,119	$77,989	$77,549	$76,341

Page 29	Navigation Links

          For the first nine months of 2007, a net loss of $3.9 million was recorded related to our real estate investment operations, compared to income of $7.1 million a year ago. The unfavorable change primarily reflected writedowns in the current period and lower gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Net interest income	$1,038	$979
Other income (loss)	(6,807)	10,960
Operating expense	979	(86)
Net intercompany income (expense)	(53)	5

Income (loss) before income taxes (tax benefits)	(6,801)	12,030
Income taxes (tax benefits)	(2,861)	4,931

Net income (loss)	$(3,940)	$7,099

          Our investments in real estate and joint ventures amounted to $59 million at September 30, 2007, down from $60 million at December 31, 2006, but up from $56 million at September 30, 2006.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 48.

Page 30	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $700 million during the current quarter to a total of $11.7 billion or 81.1% of total assets at September 30, 2007. Loans held for investment declined $602 million, as loan payoffs exceeded originations and loans held for sale declined $98 million.

          Our loan originations, including loans purchased, totaled $694 million in the current quarter, down $911 million or 56.8% from the $1.605 billion we originated in the year-ago third quarter and 42.6% below the $1.209 billion we originated in the second quarter of 2007. Loans originated for sale declined $579 million or 70.3% from a year ago to $245 million, while single family loans originated for portfolio declined $332 million or 43.5% to $432 million. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment decreased from 39% a year ago to 32% in the current quarter and was down from 45% in the second quarter of 2007. During the current quarter, 79% of our residential one-to-four unit originations represented refinance transactions, including new loans to refinance existing loans which we or other lenders originated. This is down from 88% in the second quarter of 2007 and 86% in the year-ago third quarter. Not included in the above originations are loans in which we modify the terms of the loans for borrowers. During the current quarter, we modified $99 million of loans through our portfolio retention efforts and $3 million of loans through troubled debt restructurings. Most of the modifications related to option ARM loans that were modified into adjustable rate mortgages where the interest rate is fixed for the first five years.

          We originate one-to-four unit residential mortgage loans both with and without loan origination fees. In mortgage transactions for which we charge no origination fees, we receive a higher interest rate than those for which we charge fees. These loans generally result in deferrable loan origination costs exceeding loan origination fees. A prepayment fee on these loans may be required if prepaid within the first three years.

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $432 million in the current quarter, down from $765 million in the year-ago quarter and $699 million in the second quarter of 2007. Of the current quarter total:

  74% were adjustable – fixed for 3-5 years, compared with 38% in the year-ago quarter;
  23% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with 46% in the year-ago quarter. Of the current quarter total, loans tied to the COFI index represented virtually all of these originations, compared with 97% of originations in the year-ago quarter; and
  3% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index.
Page 31	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$101,698	$55,721	$99,782	$170,394	$339,128
MTA (a)	(177)	960	6,838	44,200	11,820
LIBOR	5,968	253,875	123,226	70,457	69,768
CMT	6,415	29,081	31,047	28,175	53,633
Adjustable – fixed for 3-5 years	317,770	359,030	342,005	241,347	290,397
Fixed	588	285	-	-	-

Total residential one-to-four units	432,262	698,952	602,898	554,573	764,746
Other	16,743	14,876	17,500	6,605	15,744

Total for investment portfolio	449,005	713,828	620,398	561,178	780,490
Sale portfolio (b)	244,831	494,871	640,669	779,002	824,072

Total for investment and sale portfolios	$693,836	$1,208,699	$1,261,067	$1,340,180	$1,604,562

(a) Originations for the quarter ending September 30, 2007 are net of $1.0 million of cancelled loans that were originated in the previous quarter.
(b) All residential one-to-four unit loans.

          The following table sets forth loans originated, including purchases, for investment and for sale during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$257,201	$2,261,012
MTA	7,621	224,160
LIBOR	383,069	158,917
CMT	66,543	97,608
Adjustable – fixed for 3-5 years	1,018,805	871,908
Fixed	873	224

Total residential one-to-four units	1,734,112	3,613,829
Other	49,119	178,473

Total for investment portfolio	1,783,231	3,792,302
Sale portfolio (a)	1,380,371	2,696,550

Total for investment and sale portfolios	$3,163,602	$6,488,852

(a) Primarily residential one-to-four unit loans.
Page 32	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$6,899,483	76%	$7,487,290	76%	$8,365,223	77%	$9,231,837	77%	10,107,839	78%
MTA	1,398,540	15	1,536,480	16	1,807,965	17	2,094,828	18	2,353,639	18
LIBOR	586,143	7	601,083	6	435,132	4	364,537	3	366,907	3
Other, primarily CMT	204,513	2	228,284	2	228,260	2	209,191	2	191,542	1

Total adjustable loans (a)	$9,088,679	100%	$9,853,137	100%	$10,836,580	100%	$11,900,393	100%	$13,019,927	100%

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

          Our option ARM products have an interest rate that adjusts monthly and a minimum monthly loan payment that adjusts annually. The start rate is lower than the fully-indexed rate and is the rate at which we earn interest for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The start rate, however, is used to calculate the required minimum monthly loan payment for the first twelve months. If the borrower chooses to make the required minimum monthly loan payment and the interest accrual, based on the fully-indexed rate, results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. Payment options, including the required minimum monthly loan payment, are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement.

          More particularly, our current production of option ARM loans:

  limit the maximum loan balance to 110% of the original loan amount if the original loan-to-value ratio (a loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination) is greater than 75% and 115% if the loan-to-value ratio is 75% or less;
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

Page 33	Navigation Links

          Our loan portfolio held for investment contains loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At September 30, 2007, loans with the higher 125% limit on the maximum loan balance represented 2% of our one-to-four unit residential loan portfolio, while those with the 115% limit represented 4% and those with the 110% limit represented 68%. We permit adjustable rate mortgage loans to be assumed by qualified borrowers.

          While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify an applicant for adjustable rate mortgage loans using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently, for our:

  lower risk applicants:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  higher risk applicants:
    7.00% for owner occupied; or
    7.25% for non-owner occupied.

For interest-only loans, we qualify applicants at the fully-amortizing payment amount based on the interest rate applicable to the fixed rate period of the loan program. For neg-am loans, we qualify applicants using a fully-amortizing payment calculated using the maximum loan amount, which includes the maximum amount of negative amortization that may be added to the loan balance.

Page 34	Navigation Links

          As set forth in the following table, $8.3 billion or 74% of our residential one-to-four unit loans held for investment were subject to negative amortization at September 30, 2007, of which $388 million or 4.7% represented the amount of negative amortization included in the loan balance subject to negative amortization. The amount of negative amortization increased by $11 million during the current quarter, as borrowers took advantage of the flexibility of this product. During the current quarter, approximately 26% of our loan interest income represented negative amortization, down from 29% in the second quarter of 2007 and 28% in the year-ago third quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%. In addition, $2.5 billion or 22% of our residential one-to-four unit loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years. Assuming no prepayments as well as no changes in interest rates or borrower use of negative amortization, approximately $3.4 billion or 30% of our residential one-to-four unit loans held for investment are subject to having their payment recast to a fully amortizing payment at the fully-indexed interest rate by year-end 2008. In addition, only $7 million or 0.1% of our residential one-to-four unit adjustable rate loans wherein the interest rate is fixed for the first three to five years are subject to having their payment recast during the same time period. Of the loans subject to payment recast, some portion may refinance prior to that time.

			Negative	Loan to	Current	Weighted
			Amortization	Value	Loan to	Average
	Loan	% of	Included in the	Ratio at	Value	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Ratio (a)	(Months)

Loan Investment Portfolio
Residential one-to-four units subject to negative amortization:
At September 30, 2007:
With negative amortization:
Balance less than or equal to original loan amount	$213,427	3%	$1,358	70%	69%	36
Balance greater than original loan amount	7,104,531	86	386,626	74	78	27

Total with negative amortization	7,317,958	89	387,984	74	78	28
Not utilizing negative amortization	937,431	11	-	69	65	50

Total loans subject to negative amortization	$8,255,389	100%	$387,984	73%	76%	30
As a percentage of total residential one-to-four units	74%

Total loans with interest only payments	$2,456,416			69%	69%	13
As a percentage of total residential one-to-four units	22%

At December 31 2006:
With negative amortization:
Balance less than or equal to original loan amount	$477,873	4%	$1,933	70%	69%	31
Balance greater than original loan amount	9,320,945	83	318,533	73	76	20

Total with negative amortization	9,798,818	87	320,466	73	75	21
Not utilizing negative amortization	1,401,052	13	-	69	65	41

Total loans subject to negative amortization	$11,199,870	100%	$320,466	73%	74%	23
As a percentage of total residential one-to-four units	85%

Total loans with interest only payments	$1,578,202			69%	68%	12
As a percentage of total residential one-to-four units	12%

At September 30, 2006:
With negative amortization:
Balance less than or equal to original loan amount	$610,515	5%	$2,269	70%	69%	26
Balance greater than original loan amount	9,983,641	81	274,678	73	75	18

Total with negative amortization	10,594,156	86	276,947	73	75	19
Not utilizing negative amortization	1,732,844	14	-	70	67	36

Total loans subject to negative amortization	$12,327,000	100%	$276,947	73%	74%	21
As a percentage of total residential one-to-four units	87%

Total loans with interest only payments	$1,376,010			69%	69%	12
As a percentage of total residential one-to-four units	10%

(a) Based on current loan balance relative to the lower of the appraised value or sales price at time of origination.
Page 35	Navigation Links

          We have other credit risk elements within our real estate loans held for investment besides loans subject to negative amortization or loans with interest-only payments. At September 30, 2007, these other credit risks included:

  89% of our real estate loans were concentrated and secured by properties located in California, principally in Los Angeles, San Diego, Orange, Santa Clara and Alameda counties;
  82% of our residential one-to-four unit loans were underwritten based on borrower stated income and asset verification and an additional 7% were underwritten with no verification of either borrower income or assets; and
  the loans are relatively new and unseasoned, as 15% of our residential one-to-four unit loans were originated in 2007, with an additional 27% originated in 2006 and 32% in 2005.

          Those risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value limitations. At September 30, 2007, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 73%. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values. Home value declines emerged in certain markets we lend to in 2006 and are continuing. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 75% of these loans were originated since year-end 2004.

          While our historic credit experience has been good, option ARMs can present greater credit risk in sustained periods of rising interest rates, as borrowers may see their loan payments increase significantly when their payments recast to fully-amortizing payments. In addition, credit risk increases if home values decline. For example, given the recent decline in home values, our credit losses on option ARMs have increased.

          In September, 2006, the federal banking agencies issued final guidance on non-traditional mortgage loan products that allow borrowers to defer repayment of principal and sometimes interest, including "interest-only" mortgage loans, and "payment option" adjustable rate mortgage loans where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the incentive interest rate period, (2) recognize that certain nontraditional mortgage loans are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. We have instituted disclosure changes and, as of July 1, 2007, our loan underwriting guidelines are in line with regulatory guidance. We continue to closely monitor trends in residential housing and lending markets and will make any other adjustments, as deemed necessary.

          The following table sets forth our investment portfolio of residential one-to-four unit loans by the Fair Isaac Corporation credit score model ("FICO") of the borrower at origination at the dates indicated.

	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$443,748	4%	$487,877	4%	$564,407	5%	$645,004	5%	$741,310	5%
621 to 659	2,697,313	24	2,868,183	25	3,104,677	25	3,344,594	25	3,601,342	25
660 to 719	4,232,819	38	4,417,141	38	4,721,195	38	5,095,599	39	5,469,547	39
720 and above	3,705,685	33	3,787,318	32	3,848,112	31	3,964,348	30	4,184,865	30
Not available	147,996	1	154,116	1	165,629	1	177,459	1	186,141	1

Total residential one-to-four units	$11,227,561	100%	$11,714,635	100%	$12,404,020	100%	$13,227,004	100%	$14,183,205	100%

Weighted average FICO score for
loan investment portfolio of
residential one-to-four units	696		695		694		692		692

Page 36	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, the loan-to-value ratios have been updated to reflect the current loan balance and appraisal if private mortgage insurance has been removed.

	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,628,047	14%	$1,751,248	15%	$1,839,882	15%	$1,940,772	15%	$2,048,086	14%
61% to 70%	1,966,339	18	2,067,210	18	2,176,103	17	2,349,016	18	2,505,972	18
71% to 80%	7,067,710	63	7,311,692	62	7,763,469	63	8,271,605	62	8,877,059	63

Total 80% or below	10,662,096	95	11,130,150	95	11,779,454	95	12,561,393	95	13,431,117	95
81% to 85%:
With private mortgage insurance	84,488	1	88,360	1	90,228	1	96,683	1	110,452	1
Without private mortgage insurance	1,145	-	1,161	-	1,210	-	1,789	-	2,319	-

Total 81% to 85%	85,633	1	89,521	1	91,438	1	98,472	1	112,771	1
86% to 89%:
With private mortgage insurance	194,968	2	204,250	2	218,546	2	231,471	2	261,422	2
Without private mortgage insurance	4,355	-	4,407	-	5,005	-	5,960	-	6,687	-

Total 86% to 89%	199,323	2	208,657	2	223,551	2	237,431	2	268,109	2
90% and above:
With private mortgage insurance	249,758	2	257,801	2	281,334	2	300,546	2	341,158	2
Without private mortgage insurance (a)	27,786	-	25,277	-	24,948	-	25,569	-	26,405	-

Total 90% and above	277,544	2	283,078	2	306,282	2	326,115	2	367,563	2
Not available	2,965	-	3,229	-	3,295	-	3,593	-	3,645	-

Total residential one-to-four units	$11,227,561	100%	$11,714,635	100%	$12,404,020	100%	$13,227,004	100%	$14,183,205	100%

Weighted average loan-to-value ratio
for loan investment portfolio of
residential one-to-four units		73		72		72		72		72

(a) Primarily related to Community Reinvestment Act activities.

          We continue to originate residential fixed interest rate mortgage loans to meet consumer demand, but we intend to sell the majority of these loans. We sold $337 million of loans and mortgage-backed securities in the current quarter, down from $570 million in the second quarter of 2007 and $903 million in the year-ago third quarter. All amounts were secured by residential one-to-four unit property, and at September 30, 2007, loans held for sale totaled $90 million.

          In addition to single family loans, $17 million of other loans were originated in the current quarter, up from $15 million in the second quarter of 2007 and $16 million in the year-ago quarter.

          At September 30, 2007, our unfunded loan application pipeline totaled $862 million. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $330 million, of which $119 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, at September 30, 2007, we had commitments for undrawn lines of credit of $267 million and loans in process of $44 million. We believe our current sources of funds will be adequate relative to these obligations.

Page 37	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$113,585	$339,637	$260,893	$313,226	$473,072
Adjustable – fixed for 3-5 years	318,089	359,030	342,005	241,347	290,397
Fixed	588	285	-	-	-

Total residential one-to-four units	432,262	698,952	602,898	554,573	763,469
Home equity loans and lines of credit	3,048	3,365	2,812	3,018	6,388
Residential five or more units – adjustable	-	750	435	-	560

Total residential	435,310	703,067	606,145	557,591	770,417
Commercial real estate	-	1,350	-	-	-
Construction	11,551	2,187	12,897	1,730	7,516
Land	135	5,661	-	71	313
Non-mortgage:
Commercial	300	500	-	-	-
Consumer	1,709	1,063	1,356	1,786	967

Total loans originated	449,005	713,828	620,398	561,178	779,213
Residential one-to-four unit loans purchased	-	-	-	-	1,277

Total loans originated and purchased	449,005	713,828	620,398	561,178	780,490
Loan repayments	(979,625)	(1,489,999)	(1,560,187)	(1,661,536)	(1,563,517)
Other net changes (a)	(71,735)	38,334	74,542	95,784	74,266

Decrease in loans held for investment, net	(602,355)	(737,837)	(865,247)	(1,004,574)	(708,761)

Sale Portfolio
Residential one-to-four unit loans:
Originated	240,423	494,045	631,268	778,519	823,656
Purchased	4,408	826	9,401	483	416
Loans transferred to the investment portfolio (a)	(6,669)	(658)	(16,234)	(22,819)	(10,722)
Originated whole loans sold	(93,774)	(231,980)	(430,739)	(474,578)	(699,664)
Loans exchanged for mortgage-backed securities	(243,546)	(337,960)	(283,691)	(239,396)	(203,492)
Capitalized basis adjustment (b)	2,103	(1,266)	(754)	(270)	815
Other net changes (c)	(469)	(3,117)	(4,604)	(2,152)	(5,272)

Increase (decrease) in loans held for sale, net	(97,524)	(80,110)	(95,353)	39,787	(94,263)

Mortgage-backed securities, net:
Received in exchange for loans	243,546	337,960	283,691	239,396	203,492
Sold	(243,546)	(337,960)	(283,691)	(239,396)	(203,492)
Repayments	(2)	(3)	(135)	(6)	(6)
Other net changes	-	-	1	-	-

Decrease in mortgage-backed securities
available for sale	(2)	(3)	(134)	(6)	(6)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(97,526)	(80,113)	(95,487)	39,781	(94,269)

Total decrease in loans and
mortgage-backed securities, net	$(699,881)	$(817,950)	$(960,734)	$(964,793)	$(803,030)

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(b) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
(c) Primarily included repayments and the change in net deferred costs and premiums.
Page 38	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$8,999,273	$9,750,788	$10,715,218	$11,786,038	$12,896,352
Adjustable – fixed for 3-5 years	2,180,099	1,916,107	1,639,381	1,397,516	1,240,644
Fixed	48,189	47,740	49,421	43,450	46,209

Total residential one-to-four units	11,227,561	11,714,635	12,404,020	13,227,004	14,183,205
Home equity loans and lines of credit	143,948	154,980	168,442	187,939	211,713
Residential five or more units:
Adjustable	103,798	107,416	109,330	112,580	115,174
Fixed	874	886	898	908	936
Commercial real estate:
Adjustable	23,966	24,092	23,580	23,943	24,117
Fixed	2,632	2,675	2,716	2,757	2,793
Construction	58,231	52,699	61,955	52,922	58,157
Land	50,864	64,262	58,795	58,910	59,394
Non-mortgage:
Commercial	5,000	2,700	2,200	2,400	3,400
Consumer	6,057	6,346	6,143	6,778	6,073

Total loans held for investment	11,622,931	12,130,691	12,838,079	13,676,141	14,664,962
Increase (decrease) for:
Undisbursed loan funds	(48,063)	(42,486)	(43,709)	(40,208)	(48,635)
Net deferred costs and premiums	169,195	185,102	208,425	232,294	256,315
Allowance for losses	(142,218)	(69,107)	(60,758)	(60,943)	(60,784)

Total loans held for investment, net	11,601,845	12,204,200	12,942,037	13,807,284	14,811,858

Sale Portfolio
Loans held for sale:
Residential one-to-four units	89,794	189,189	266,162	358,128	318,414
Net deferred costs and premiums	53	285	2,156	4,789	4,445
Capitalized basis adjustment (a)	381	(1,722)	(456)	298	569

Total loans held for sale, net	90,228	187,752	267,862	363,215	323,428
Mortgage-backed securities available for sale:
Adjustable	112	114	117	251	257
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	112	114	117	251	257

Total loans held for sale and mortgage-backed
securities available for sale	90,340	187,866	267,979	363,466	323,685

Total loans and mortgage-backed securities, net	$11,692,185	$12,392,066	$13,210,016	$14,170,750	$15,135,543

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At September 30, 2007, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at September 30, 2007, was essentially equal to our cost basis.

Page 39	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Federal funds	$1,551	$-	$-	$1	$1
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	2,142,216	1,917,541	1,411,196	1,433,113	1,162,551
Other	62	62	62	63	63

Total investment securities	$2,143,829	$1,917,603	$1,411,258	$1,433,177	$1,162,615

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2007 are presented in the following table. The less than $0.1 million unrealized loss on investment securities that have been in a loss position for less than 12 months and the $0.4 million unrealized loss on investment securities that have been in a loss position for more than 12 months are due to changes in market interest rates and are not considered to be other than temporary. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	99,965	35	403,616	395	503,581	430
Other	-	-	-	-	-	-

Total temporarily impaired securities	$99,965	$35	$403,616	$395	$503,581	$430

          The following table sets forth the maturities of our investment securities and their weighted average yields at September 30, 2007.

	Amount Due as of September 30, 2007

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$1,551	$-	$-	$-	$1,551
Weighted average yield	3.00%	-%	-%	-%	3.00%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	41,690	1,494,697	605,829	-	2,142,216
Weighted average yield	5.00%	5.64%	5.22%	-%	5.51%
Other	-	-	-	62	62
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$43,241	$1,494,697	$605,829	$62	$2,143,829
Weighted average yield	4.93%	5.64%	5.22%	6.25%	5.50%

(a) At September 30, 2007, 25% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.20% to 2.00% at various specified dates ranging from October 2007 to August 2016. In addition, at September 30, 2007, all of these investment securities contained call provisions from October 2007 to May 2017. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
Page 40	Navigation Links

Deposits

          At September 30, 2007, our deposits totaled $10.7 billion, down $1.3 billion or 10.7% from the year-ago level and $1.1 billion or 9.5% from year-end 2006. Compared with the year-ago period, our transaction accounts (i.e., checking, money market and regular passbook) declined $414 million or 15.0% due to declines of $284 million in regular passbook accounts and $121 million in checking accounts. Of the decline in checking, $87 million reflected the decline in custodial accounts related to loan servicing reflecting the concurrent decline in loan prepayments. Certificates of deposit declined $869 million or 9.5%.

          Our number of branches was unchanged during the quarter at 172 at quarter end, of which four were located in Arizona, with the remainder in California. At September 30, 2007, the average deposit size of our 82 traditional branches was $103 million, while the average deposit size of our 90 in-store branches was $25 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking (a)	-%	$679,148	-%	$767,694	-%	$831,708	-%	$769,086	-%	$776,696
Interest-bearing
checking (a)	0.27	462,973	0.27	476,884	0.28	505,975	0.28	493,620	0.28	486,226
Money market	1.04	138,256	1.04	140,143	1.05	153,291	1.04	148,448	1.04	147,812
Regular passbook	0.95	1,071,728	0.95	1,151,308	0.95	1,227,664	0.97	1,269,420	0.98	1,355,595

Total transaction
accounts	0.55	2,352,105	0.54	2,536,029	0.54	2,718,638	0.57	2,680,574	0.58	2,766,329
Certificates of deposit:
Less than 2.00%	1.28	20,070	1.29	20,875	1.30	24,106	1.29	22,566	1.28	22,484
2.00-2.49	2.33	163	2.27	322	2.29	686	2.29	686	2.46	11,567
2.50-2.99	2.83	8,068	2.83	8,586	2.80	11,062	2.80	25,375	2.84	51,185
3.00-3.49	3.28	87,110	3.29	96,880	3.29	99,309	3.30	128,294	3.27	153,871
3.50-3.99	3.84	49,390	3.87	86,557	3.89	144,544	3.89	237,155	3.87	267,610
4.00-4.49	4.26	189,990	4.26	240,373	4.25	271,609	4.31	692,386	4.26	1,574,479
4.50-4.99	4.91	5,225,991	4.91	4,615,314	4.90	4,235,873	4.82	2,722,829	4.74	3,340,812
5.00-5.49	5.11	2,728,452	5.15	3,391,831	5.17	3,871,787	5.19	5,008,378	5.20	3,514,530
5.50 and greater	5.82	1,279	5.55	250,039	5.55	269,817	5.54	266,626	5.54	242,891

Total certificates
of deposit	4.93	8,310,513	4.96	8,710,777	4.97	8,928,793	4.94	9,104,295	4.78	9,179,429

Total deposits	3.96%	$10,662,618	3.97%	$11,246,806	3.94%	$11,647,431	3.95%	$11,784,869	3.81%	$11,945,758

(a) Included amounts swept into money market deposit accounts.
Page 41	Navigation Links

Borrowings

          At September 30, 2007, our borrowings totaled $2.1 billion, down $1.3 billion from a year ago and $735 million from year-end 2006. At quarter end, we had borrowed funds through transactions in which securities are sold under agreements to repurchase that totaled $566 million. These repurchase agreements are entered into with selected major securities dealers, using securities of government sponsored entities from our portfolio as collateral.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2007	2007	2007	2006	2006

Securities sold under agreements to repurchase	$566,350	$587,544	$546,870	$469,971	$463,678
Federal Home Loan Bank advances (a)	1,308,867	1,104,373	1,298,197	2,140,785	2,680,546
Senior notes	198,398	198,351	198,305	198,260	198,216

Total borrowings	$2,073,615	$1,890,268	$2,043,372	$2,809,016	$3,342,440

Weighted average rate on borrowings during
the quarter (a)	5.94%	6.00%	5.86%	5.77%	5.71%
Total borrowings as a percentage of total assets	14.38	12.68	13.41	17.33	19.68

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

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 43 and Note 3 of Notes to the Consolidated Financial Statements on page 9.

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

Page 42	Navigation Links

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

          In addition to the interest rate risk associated with our lending for investment and deposit-taking activities, we also have market risk associated with our secondary marketing activities. Changes in mortgage interest rates, primarily fixed rate mortgage loans, impact the fair value of loans held for sale as well as our interest rate lock commitment derivatives, where we have committed to an interest rate with a potential borrower for a loan we intend to sell. Our objective is to hedge against fluctuations in interest rates through the use of loan forward sale and purchase contracts with government-sponsored enterprises and whole loan sale contracts with various other parties. These contracts are typically obtained at or about the time the interest rate lock commitments are made. Therefore, as interest rates fluctuate, the changes in the fair value of our interest rate lock commitments and loans held for sale tend to be offset by changes in the fair value of the hedge contracts. We continue to hedge as previously done before the issuance of SFAS 133. As applied to our risk management strategies, SFAS 133 may increase or decrease reported net income and stockholders’ equity, depending on interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the overall economics of the transactions. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge. We generally do not enter into derivative contracts for speculative purposes.

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

Page 43	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of September 30, 2007, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. We assume prepayment rates on substantially our entire loan portfolio based upon our historical loan prepayment experience to anticipate future prepayments. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets may not respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	September 30, 2007

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$1,781,468	$170,852	$261,567	$-	$-	$2,213,887
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	9,260,325	272,346	1,689,560	-	-	11,222,231
Fixed	87,563	3,858	21,304	11,942	6,821	131,488
Home equity loans and lines of credit	142,330	110	588	70	-	143,098
Residential five or more units:
Adjustable	70,521	11,381	7,629	-	-	89,531
Fixed	97	92	449	188	41	867
Commercial real estate	18,546	4,268	2,848	4	-	25,666
Construction	32,602	-	-	-	-	32,602
Land	39,730	-	-	-	-	39,730
Non-mortgage loans:
Commercial	1,142	-	-	-	-	1,142
Consumer	5,718		-	-	-	5,718
Mortgage-backed securities	112	-	-	-	-	112

Total loans and mortgage-backed securities, net	9,658,686	292,055	1,722,378	12,204	6,862	11,692,185

Total interest-earning assets	$11,440,154	$462,907	$1,983,945	$12,204	$6,862	$13,906,072

Transaction accounts:
Non-interest-bearing checking	$679,148	$-	$-	$-	$-	$679,148
Interest-bearing checking (c)	462,973	-	-	-	-	462,973
Money market (d)	138,256	-	-	-	-	138,256
Regular passbook (d)	1,071,728	-	-	-	-	1,071,728

Total transaction accounts	2,352,105	-	-	-	-	2,352,105
Certificates of deposit (e)	6,357,127	1,639,418	313,968	-	-	8,310,513

Total deposits	8,709,232	1,639,418	313,968	-	-	10,662,618
FHLB advances and other borrowings	1,452,200	-	423,017	-	-	1,875,217
Senior notes	-	-	-	198,398	-	198,398
Impact of swap contracts hedging borrowings	430,000	-	(430,000)	-	-	-

Total deposits and borrowings	$10,591,432	$1,639,418	$306,985	$198,398	$-	$12,736,233

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$848,722	$(1,176,511)	$1,676,960	$(186,194)	$6,862	$1,169,839
Cumulative gap	848,722	(327,789)	1,349,171	1,162,977	1,169,839
Cumulative gap – as a percentage of total assets:
September 30, 2007	5.89%	(2.27)%	9.36%	8.07%	8.11%
December 31, 2006	10.86	0.92	8.29	7.14	7.17
September 30, 2006	14.51	3.22	8.10	7.00	7.05

(a) Includes FHLB stock and is based on contractual maturity and repricing date.
(b) Based on contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(d) Subject to immediate repricing.
(e) Based on contractual maturity and repricing date.
Page 44	Navigation Links

          Our six-month gap at September 30, 2007 was a positive 5.89%. This means more interest-earning assets than total deposits and borrowings mature or reprice within six months. This compares to our positive six-month gap of 10.86% at December 31, 2006 and 14.51% a year ago, which reflected a larger repricing mismatch between interest-earning assets and total deposits and borrowings.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio. For the twelve months ended September 30, 2007, we originated and purchased for investment $2.3 billion of adjustable rate loans which represented essentially all of the loans we originated and purchased for investment during the period.

          At September 30, 2007, December 31, 2006 and September 30, 2006 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $11.6 billion at September 30, 2007, compared with $13.6 billion at December 31, 2006 and $14.6 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We originate fixed rate loans primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Weighted average yield: (a)
Loans and mortgage-backed securities	7.45%	7.49%	7.61%	7.59%	7.38%
Investment securities (b)	5.50	5.45	5.37	5.38	5.26

Interest-earning assets yield	7.15	7.22	7.40	7.38	7.22

Weighted average cost:
Deposits	3.96	3.97	3.94	3.95	3.81
Borrowings:
Securities sold under agreements to repurchase	5.14	5.30	5.29	5.30	5.27
Federal Home Loan Bank advances (c)	5.96	6.28	6.15	5.87	5.75
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	5.79	6.00	5.95	5.82	5.73

Combined funds cost	4.26	4.26	4.24	4.31	4.23

Interest rate spread	2.89%	2.96%	3.16%	3.07%	2.99%

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

          The period-end weighted average yield on our loans and mortgage-backed securities was 7.45% at September 30, 2007, down from 7.59% at December 31, 2006 but up from 7.38% a year ago. At September 30, 2007, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $11.2 billion with a weighted average rate of 7.41%, compared with $13.5 billion with a weighted average rate of 7.56% at December 31, 2006, and $14.4 billion with a weighted average rate of 7.34% at September 30, 2006.

Page 45	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market and real estate acquired in settlement of loans. Our non-performing assets totaled $324 million at September 30, 2007, up from $110 million at December 31, 2006 and $67 million at September 30, 2006. The increase in our non-performing assets during the current quarter was primarily due to an increase in our residential one-to-four unit category. Of the total non-performing assets, real estate acquired in settlement of loans represented $60 million at September 30, 2007, up from $9 million at December 31, 2006 and $6 million at September 30, 2006. Included within real estate acquired in settlement of loans at quarter end were 113 single family lots acquired through foreclosure of a land loan valued at $7 million as well as 162 single family homes valued at $53 million. Our non-performing assets as a percentage of total assets was 2.25% at September 30, 2007, up from 0.68% at year-end 2006 and 0.39% at September 30, 2006.

          The following table summarizes our non-performing assets at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2007	2007	2007	2006	2006

Non-accrual loans:
Residential one-to-four units	$255,839	$178,504	$114,833	$90,218	$60,461
Construction	7,808	7,067	-	-	-
Land	-	11,345	11,345	11,345	-
Other	511	525	28	275	306

Total non-accrual loans	264,158	197,441	126,206	101,838	60,767
Real estate acquired in settlement of loans	59,773	29,925	17,212	8,524	5,761

Total non-performing assets	$323,931	$227,366	$143,418	$110,362	$66,528

Allowance for loan losses:
Amount	$142,218	$69,107	$60,758	$60,943	$60,784
As a percentage of non-accrual loans	53.84%	35.00%	48.14%	59.84%	100.03%
Non-performing assets as a percentage of total assets	2.25	1.53	0.94	0.68	0.39

          At September 30, 2007, $54 million of our non-performing assets were located outside of California, compared with $17 million a year ago.

          We consider a restructuring of a debt a troubled debt restructuring when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate, reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. All restructured loans were on non-accrual status at September 30, 2007.

Delinquent Loans

          At September 30, 2007, loans delinquent 30 days or more as a percentage of total loans was 3.30%, up from 1.03% at December 31, 2006 and 0.68% at September 30, 2006. The increase from the prior year-ago quarter occurred primarily in our residential one-to-four unit loan classification. As a percentage of its loan category, delinquent residential one-to-four units increased from 0.69% at September 30, 2006 and 1.05% at December 31, 2006 to 3.41% at September 30, 2007, reflecting the continued weakness in the residential real estate market. Additionally, a higher incidence of delinquency is expected when the minimum payments on our option ARM and hybrid ARM loans reset, particularly when our option ARM loans reach their maximum loan balance permitted under the terms of the loan. These increases in delinquency are considered when we analyze the adequacy of our loan loss allowance.

Page 46	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	September 30, 2007				June 30, 2007

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$129,329	$75,757	$180,422	$385,508	$77,332	$57,065	$113,413	$247,810
Home equity loans and lines of credit	212	195	444	851	177	-	463	640
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	11,345	11,345

Total real estate loans	129,541	75,952	180,866	386,359	77,509	57,065	125,221	259,795
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	22	6	67	95	18	11	62	91

Total delinquent loans	$129,563	$75,958	$180,933	$386,454	$77,527	$57,076	$125,283	$259,886

Delinquencies as a percentage of total loans	1.11%	0.65%	1.54%	3.30%	0.63%	0.46%	1.02%	2.11%

	March 31, 2007				December 31, 2006

Loans secured by real estate:
Residential:
One-to-four units	$47,770	$31,510	$82,091	$161,371	$56,962	$24,100	$62,887	$143,949
Home equity loans and lines of credit	256	32	15	303	20	212	259	491
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	11,345	11,345	-	-	-	-

Total real estate loans	48,026	31,542	93,451	173,019	56,982	24,312	63,146	144,440
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	6	50	13	69	60	1	16	77

Total delinquent loans	$48,032	$31,592	$93,464	$173,088	$57,042	$24,313	$63,162	$144,517

Delinquencies as a percentage of total loans	0.37%	0.24%	0.71%	1.32%	0.41%	0.17%	0.45%	1.03%

	September 30, 2006

Loans secured by real estate:
Residential:
One-to-four units	$42,522	$20,872	$37,214	$100,608
Home equity loans and lines of credit	-	173	297	470
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	42,522	21,045	37,511	101,078
Non-mortgage:
Commercial	-	-	-	-
Consumer	63	10	9	82

Total delinquent loans	$42,585	$21,055	$37,520	$101,160

Delinquencies as a percentage of total loans	0.28%	0.14%	0.25%	0.68%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 47	Navigation Links

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

          We use an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate allowance to cover asset and loan-related commitment losses. The amount of the allowance is based upon the total of general valuation allowances and allocated allowances. General valuation allowances relate to assets and loan-related commitments with no well-defined deficiency or weakness and take into consideration losses that are imbedded within the portfolio but have not yet been realized. Allocated allowances relate to assets with well-defined deficiencies or weaknesses. If we determine the carrying value of our asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference.

          Provision for credit losses totaled $81.6 million in the third quarter of 2007, compared with $9.6 million a year ago. An increase in the allowance for loan losses was deemed appropriate in consideration of the following trends:

  The continued weakening and uncertainty of the residential real estate housing market, coupled with the current quarter disruption in the secondary markets, unfavorably impacted our borrowers and the value of their loan collateral. This has been particularly true in certain geographic areas such as the greater Sacramento and Stockton areas of Northern California and San Diego County; and
  The continued increase in capitalized interest balances on negative amortizing loans, whereby certain borrowers are nearing or reaching their limit of negative amortization permitted under the terms of their loan. Upon reaching this limit, their minimum monthly loan payment will increase thereby increasing the potential for higher delinquencies.

The allowance for credit losses increased $73.2 million in the current quarter, reflecting an increase of $32.1 million in the general valuation allowance and an increase of $41.1 million in the allocated allowance. At September 30, 2007, the allowance for credit losses was $144 million, comprised of $142 million for loan losses and $2 million for loan-related commitments. That compares to an allowance for credit losses of $62 million at year-end 2006, comprised of $61 million for loan losses and $1 million for loan-related commitments. Loan-related commitments are reported on the balance sheet in the category accounts payable and accrued liabilities.

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Allowance for loan losses
Balance at beginning of period	$69,107	$60,758	$60,943	$60,784	$51,198
Provision	81,435	9,379	507	411	9,777
Charge-offs	(8,368)	(1,133)	(843)	(376)	(197)
Recoveries	44	103	151	124	6

Balance at end of period	$142,218	$69,107	$60,758	$60,943	$60,784

Allowance for loan-related commitments
Balance at beginning of period	$1,291	$1,165	$1,055	$1,221	$1,358
Provision (reduction)	127	126	110	(166)	(137)

Balance at end of period	$1,418	$1,291	$1,165	$1,055	$1,221

Total allowance for credit losses
Balance at beginning of period	$70,398	$61,923	$61,998	$62,005	$52,556
Provision	81,562	9,505	617	245	9,640
Charge-offs	(8,368)	(1,133)	(843)	(376)	(197)
Recoveries	44	103	151	124	6

Balance at end of period	$143,636	$70,398	$61,923	$61,998	$62,005

Page 48	Navigation Links

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Allowance for loan losses
Balance at beginning of period	$60,943	$34,601
Provision	91,321	26,452
Charge-offs	(10,344)	(285)
Recoveries	298	16

Balance at end of period	$142,218	$60,784

Allowance for loan-related commitments
Balance at beginning of period	$1,055	$1,314
Provision (reduction)	363	(93)

Balance at end of period	$1,418	$1,221

Total allowance for credit losses
Balance at beginning of period	$61,998	$35,915
Provision	91,684	26,359
Charge-offs	(10,344)	(285)
Recoveries	298	16

Balance at end of period	$143,636	$62,005

          Net charge-offs of loans totaled $8.3 million in the current quarter, compared to $0.2 million a year ago. Included in the current quarter was a $4.0 million net charge-off associated with a $11.3 million land loan that was foreclosed upon during the quarter. The balance of net charge-offs in the current quarter was primarily related to residential one-to-four unit loans, with an annualized net charge-off ratio associated with these loans increasing to 0.15% from less than 0.01% a year ago.

Page 49	Navigation Links

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(Dollars in Thousands)	2007	2007	2007	2006	2006	2007	2006

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$4,301	$1,097	$823	$358	$166	$6,221	$191
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	20	-	-	-	20	-
Land	4,022	-	-	-	-	4,022	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	45	16	20	18	31	81	94

Total gross loan charge-offs	8,368	1,133	843	376	197	10,344	285

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	40	101	150	120	-	291	-
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	4	2	1	4	6	7	16

Total gross loan recoveries	44	103	151	124	6	298	16

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	4,261	996	673	238	166	5,930	191
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	20	-	-	-	20	-
Land	4,022	-	-	-	-	4,022	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	41	14	19	14	25	74	78

Total net loan charge-offs	$8,324	$1,030	$692	$252	$191	$10,046	$269

Net loan charge-offs
as a percentage of average loans	0.28%	0.03%	0.02%	0.01%	-%	0.10%	-%

Page 50	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2007	2007	2007	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	$134,947	$64,700	$56,731	$56,718	$56,718
Home equity loans and lines of credit	850	843	857	999	1,124
Five or more units	965	992	1,006	1,030	1,049
Commercial real estate	298	301	266	267	302
Construction	1,726	860	574	581	454
Land	3,081	1,098	1,025	1,016	838
Non-mortgage:
Commercial	12	11	11	14	14
Consumer	339	302	288	318	285

Total for loans held for investment	$142,218	$69,107	$60,758	$60,943	$60,784

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2007	2007	2007	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	1.20%	0.55%	0.46%	0.43%	0.40%
Home equity loans and lines of credit	0.59	0.54	0.51	0.53	0.53
Five or more units	0.92	0.92	0.91	0.91	0.90
Commercial real estate	1.12	1.12	1.01	1.00	1.12
Construction	2.96	1.63	0.93	1.10	0.78
Land	6.06	1.71	1.74	1.72	1.41
Non-mortgage:
Commercial	0.24	0.41	0.50	0.58	0.41
Consumer	5.60	4.76	4.69	4.70	4.69

Total for loans held for investment	1.22%	0.57%	0.47%	0.45%	0.41%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2007	2007	2007	2006	2006

Loans secured by real estate:
Residential:
One-to-four units	96.60%	96.57%	96.62%	96.71%	96.72%
Home equity loans and lines of credit	1.24	1.28	1.31	1.37	1.44
Five or more units	0.90	0.89	0.86	0.83	0.79
Commercial real estate	0.23	0.22	0.20	0.20	0.18
Construction	0.50	0.44	0.48	0.39	0.40
Land	0.44	0.53	0.46	0.43	0.41
Non-mortgage:
Commercial	0.04	0.02	0.02	0.02	0.02
Consumer	0.05	0.05	0.05	0.05	0.04

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

          At September 30, 2007, the recorded investment in loans for which we recognized impairment totaled $12 million, up from $11 million at December 31, 2006 and no loans at September 30, 2006. The allowance for losses related to these loans was less than $1 million at September 30, 2007 and December 31, 2006, with no allowance for losses at September 30, 2006. During the current quarter there was no interest recognized from the impaired loan portfolio.

Page 51	Navigation Links

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Balance at beginning of period	$1,238	$657	$601	$-	$-
Provision (reduction)	(412)	581	603	601	-
Charge-offs	(105)	-	(547)	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$721	$1,238	$657	$601	$-

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Balance at beginning of period	$601	$-
Provision	772	-
Charge-offs	(652)	-
Recoveries	-	-

Balance at end of period	$721	$-

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2007	2007	2007	2006	2006

Balance at beginning of period	$456	$103	$103	$103	$103
Provision (reduction)	(24)	353	-	-	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$432	$456	$103	$103	$103

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2007	2006

Balance at beginning of period	$103	$103
Provision	329	-
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$432	$103

Page 52	Navigation Links

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

          Our primary sources of funds generated in the third quarter of 2007 were from:

  principal repayments of $858 million on loans held for investment and mortgage-backed securities available for sale, including prepayments but excluding refinances of our existing loans;
  a net increase of $183 million in borrowings;
  a net reduction of $98 million in our loans held for sale; and
  maturities or calls of $62 million of U.S. Treasury, government sponsored entities and other investment securities available for sale.

          We used these funds to:

  absorb a $584 million reduction in deposits, primarily higher cost certificates of deposit;
  originate and purchase $325 million of loans held for investment, excluding refinances of our existing loans; and
  purchase $325 million of government sponsored entities investment securities available for sale.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At September 30, 2007, our FHLB borrowings totaled $1.3 billion, representing 9.1% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $5.9 billion. To the extent deposit growth over the remainder of 2007 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of September 30, 2007, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $330 million, of which $119 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $311 million, operating leases of $18 million, and loan forward purchase contracts of $10 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of September 30, 2007, the Bank had the capacity to declare a dividend totaling $365 million subject to filing an application with the Office of Thrift Supervision (“OTS”) at least 30 days prior to the distribution and the OTS approves the dividend. At September 30, 2007, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $103 million down from $108 million at the end of 2006.

          Stockholders’ equity totaled $1.4 billion at September 30, 2007, unchanged from December 31, 2006 and up from $1.3 billion from September 30, 2006.

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

Page 53	Navigation Links

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments do not represent future cash requirements. For further information, see Asset/Liability Management and Market Risk on page 43 and Note 3 of Notes to the Consolidated Financial Statements on page 9.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty we made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first nine months of 2007, we repurchased $15 million of loans and recorded $0.5 million of repurchase or indemnification losses related to defects in the origination process. Included in the repurchased loans was $8 million of one-to-four single family residential loans from Fannie Mae, due to the loans being outside Fannie Mae’s underwriting guidelines.

          These loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. We reserved less than $1 million at September 30, 2007, December 31, 2006 and September 30, 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of September 30, 2007, our maximum sales price premium refund would be $2.6 million. See Note 3 of Notes to the Consolidated Financial Statements on page 9.

          At September 30, 2007, scheduled maturities of obligations and commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,996,545	$227,439	$86,529	$-	$8,310,513
Securities sold under agreements to repurchase	566,350	-	-	-	566,350
FHLB advances and other borrowings	885,850	423,017	-	-	1,308,867
Senior notes	-	-	-	198,398	198,398
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	92,742	-	-	-	92,742
Associated loan forward sale contracts (a)	94,567	-	-	-	94,567
Associated loan forward purchase contracts	10,000				10,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	90,228	-	-	-	90,228
Associated loan forward sale contracts (a)	77,433	-	-	-	77,433
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	-	430,000	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed (a)	-	430,000	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	211,277	-	-	-	211,277
Undisbursed loan funds and unused lines of credit	20,904	29,152	7,857	252,764	310,677
Operating leases	5,494	8,224	3,527	622	17,867

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $119 million.
Page 54	Navigation Links

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 10.21% and its risk-based capital ratio was 21.34% at September 30, 2007. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of September 30, 2007.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,541,978			$1,541,978		$1,541,978
Adjustments:
Deductions:
Investment in real estate subsidiary	(72,949)			(72,949)		(72,949)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(2,185)			(2,185)		(2,185)
Unrealized gains on investment securities
available for sale	(388)			(388)		(388)
Additions:
General loss allowance – investment in DSL
Service Company	329			329		329
Allowance for credit losses, net of specific
allowances (a)	-			-		91,061

Regulatory capital	1,463,635	10.21%		1,463,635	10.21%	1,554,696	21.34%
Well capitalized requirement	214,977	1.50	(b)	716,589	5.00	728,485	10.00	(c)

Excess	$1,248,658	8.71%		$747,046	5.21%	$826,211	11.34%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 20.09%.
Page 55	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 43.

ITEM 4. – CONTROLS AND PROCEDURES

          As of September 30, 2007, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled “Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association.” The first amended complaint seeks unspecified damages for alleged unpaid regular and overtime wages, inadequate meal breaks, failure to pay split-shift and reporting time wages, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at Downey Savings’ in-store branches at any time from October 29, 2000 to date. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

ITEM 1A. – Risk Factors

          There have been no other material changes in our risk factors since December 31, 2006, except that the IRS may assert a $9.2 million penalty (including penalty interest) against Downey related to its 2004 tax return. Downey has determined it is unlikely any such penalty would be asserted and it would vigorously contest any penalty that would be proposed. See Note (4) – Income Taxes on page 13.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: November 1, 2007	Daniel D. Rosenthal
Chief Executive Officer

/s/ Brian E. Côté

Date: November 1, 2007	Brian E. Côté
Chief Financial Officer

Page 57	Navigation Links

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