Form 10-K
period 2007-12-31
DOWNEY FINANCIAL CORP
filed 2008-02-29
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-K filing.

United States Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
Yes ☐  No ☑

          The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates on June 30, 2007, based upon the closing sale price on that date of $65.98, as quoted on the New York Stock Exchange, was $1,393,021,630.

          At February 29, 2008, 27,853,783 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

          Documents Incorporated by Reference:   Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 23, 2008 are incorporated by reference in Part III hereof.

Page	Navigation Links

Page i	Navigation Links

Page ii	Navigation Links

PART I

          Certain matters discussed in this Annual Report may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality, the outcome of ongoing audits by regulatory and taxing authorities and government regulation and factors, identified under Item 1A. Risk Factors on page 22. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

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

          The Bank was formed in 1957 as a California-licensed savings and loan association and converted to a federal charter in 1995. As of December 31, 2007, the Bank conducts its business primarily through 172 retail deposit branches, including 90 full-service, in-store branches.

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

          General economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities significantly influence our operations. Additionally, interest rates on competing investments and general market interest rates influence our deposit flows and the costs we incur on deposits and borrowings, which represent our cost of funds. Similarly, market interest rates and other factors that affect the supply of, and demand for, housing and the availability of funds affect our loan volume, our yields on loans and mortgage-backed securities ("MBS"), as well as the valuation of our mortgage servicing rights ("MSRs") associated with the loans we service for others.

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

Mortgage-backed securities include mortgage pass-through securities issued by other entities and securities issued or guaranteed by government-sponsored enterprises ("GSE") like the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

          Our primary sources of revenue from our banking business are:

  interest we earn on loans, investment securities and mortgage-backed securities;
  fees we earn on loans and deposits;
  gains on sales of loans, investment securities and mortgage-backed securities; and
  income we earn on loans that we service for investors.

          Our principal expenses and losses in connection with our banking business are:

  interest we incur on our interest-bearing liabilities, including deposits and borrowings;
  credit related losses; and
  general and administrative costs.

          Our primary sources of funds from our banking business are:

  retail deposits;
  principal and interest payments on our loans and investment securities;
  proceeds from sales of loans, investment securities and mortgage-backed securities; and
  borrowings.

Scheduled payments we receive on our loans and mortgage-backed securities and certain fees from loans and deposits are a relatively stable source of funds. However, the funds we receive from sales and prepayment of loans and mortgage-backed securities can vary widely. Below is a more detailed discussion of our banking activities.

Page 2	Navigation Links

Lending Activities

          Our lending activities emphasize originating first mortgage loans secured by residential properties. We continue to focus on the origination of adjustable rate single family mortgage loans for our portfolio. To a lesser extent, we originate for portfolio other loans including:

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

          For more information, see Secondary Marketing and Loan Servicing Activities on page 6. For additional information on the composition of our loan and mortgage-backed securities portfolio, see Loans and Mortgage-Backed Securities on page 45.

Loan and Mortgage-Backed Securities Portfolio

          We carry loans held for investment at cost. Net loans are adjusted for unamortized premiums and unearned discounts, which are amortized into interest income over the life of the underlying loans using the interest method. Investments in mortgage-backed securities represent participating interests in pools of first mortgage loans and are typically serviced by the issuers of the securities. We carry mortgage-backed securities held to maturity at unpaid principal balances, which are adjusted for unamortized premiums and unearned discounts. We amortize premiums and discounts on mortgage-backed securities over the life of the underlying securities using the interest method.

          We identify loans that may be sold before their maturity. In our balance sheets, we classify these as loans held for sale and record them at the lower of amortized cost or fair value on an aggregate basis. The cost includes a basis adjustment to the loan at funding resulting from the change in the fair value of the associated interest rate lock derivative from the date of rate lock to the date of funding. We recognize net unrealized losses on these loans, if any, in a valuation allowance by making charges to our income. Downey may sell loans which had been held for investment. In such instances, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value. If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the allowance for loan losses.

          Loans are transferred from held for sale to held for investment at the lower of cost or fair value. If there is an adjustment due to a decline in fair value, the loss is recorded in current earnings within the category of net gains on sales of loans at the time of transfer.

          We carry mortgage-backed securities available for sale at fair value. In stockholders’ equity on our balance sheet, we report net unrealized gains or losses on these securities, net of income taxes, as accumulated other comprehensive income until realized, unless we deem the security other than temporarily impaired. If we determine the security is other than temporarily impaired, we charge the amount of the impairment to current earnings.

Page 3	Navigation Links

Residential Real Estate Lending

          Our primary lending activity is originating mortgage loans secured by residential one-to-four unit properties located primarily in California. Residential loans are originated:

  by loan officers located in our branches, loan centers and in a centralized call center, who also solicit loans from realtors and other business sources, including the internet; and
  by wholesale loan representatives who obtain loans submitted by mortgage brokers.

We provide these loans for borrowers to purchase residences or to refinance their existing mortgage loans, and they typically have contractual maturities at origination of 15 to 40 years. To limit the interest rate risk associated with these 15- to 40-year maturities, we, among other things, principally originate adjustable rate mortgage loans for our own loan portfolio. For more information, see Asset/Liability Management on page 8. We also originate residential fixed rate mortgage loans to meet consumer demand, but we sell the majority of these loans in the secondary market. We may, however, place residential fixed rate loans in our portfolio of loans held for investment if these fixed rate loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate our sale of real estate acquired in settlement of loans. The average term of the fixed rate mortgage loans we originate for our own portfolio historically has been significantly shorter than their contractual maturity as a result of home sales, refinancings and prepayments. For more information, see Secondary Marketing and Loan Servicing Activities on page 6.

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
  provide that the maximum interest rate cannot exceed the original rate by more than six to twelve percentage points, depending on the type of loan and the initial rate offered; and
  limit interest rate adjustments, for loans that adjust both the interest rate and payment amount simultaneously, to 1% per adjustment for those that adjust semi-annually and 2% per adjustment for those that adjust annually.

          Most of our adjustable rate mortgage loans are adjustable rate loan products subject to negative amortization with an interest rate that adjusts monthly and a minimum monthly loan payment that adjusts annually. The start rate is lower than the fully-indexed rate and is the effective interest rate for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The start rate, however, is used to calculate the minimum monthly loan payment for the first twelve months. The borrower is required to make at least the minimum monthly payment, but retains the option to make a larger payment to reduce loan principal and avoid negative amortization, (the addition to loan principal of accrued interest that exceeds the required minimum monthly loan payment). If the borrower chooses to make the required minimum monthly loan payment, and the interest accrual based on the fully-indexed rate results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. These payment options are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement.

          More particularly, these loans currently:

  limit the maximum loan balance to 110% of the original loan amount if the original loan-to-value ratio (a loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination) is greater than 75%, 115% if the loan-to-value ratio is 75% or less;
  have a lifetime interest rate cap, but no periodic cap on interest rate adjustments; and
  include a payment cap that limits the change in required minimum monthly loan payments to 7.5% per year, unless the loan is recast (i.e., a new monthly loan payment is calculated using the fully-indexed interest rate and provides for amortization of the loan balance over the remaining term of the loan). A loan is recast every five years and additionally when the loan balance reaches the maximum level of loan balance permitted.

Page 4	Navigation Links

          The maximum home loan we currently make for our own portfolio, except for limited amounts related to Community Reinvestment Act (CRA) activities, is equal to 85% of a property’s appraised value; however, any loan in excess of 80% of appraised value generally requires private mortgage insurance. Typically, this insures the loan down to a 75% loan-to-value ratio, consistent with secondary marketing requirements. If a loan incurs negative amortization, the loan-to-value ratio could rise, which increases credit risk, and the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation in the event of a loan default.

          Our loan portfolio held for investment does contain loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At December 31, 2007, loans with the higher 125% limit on the maximum loan balance represented 2% of our one-to-four unit residential loan portfolio, while those with the 115% limit represented 5% and those with the 110% limit represented 62%. We permit adjustable rate mortgage loans to be assumed by qualified borrowers. For more information, see Loans and Mortgage-Backed Securities on page 45.

          While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify an applicant for adjustable rate mortgage loans using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently, for our:

  lower risk applicants:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  higher risk applicants:
    7.00% for owner occupied; or
    7.25% for non-owner occupied.

For loans subject to negative amortization, applicants also are qualified based on the full amount of negative amortization permitted by their loans. For interest-only loans, we qualify applicants at the fully amortizing payment amount based on a fully indexed rate.

          During 2007, approximately 65% of our one-to-four unit residential real estate loans were originated or purchased through outside mortgage brokers with the remaining amount originated by our residential loan officers. Mortgage brokers do not operate from our offices and are not our employees.

          We require that our residential real estate loans be approved at various levels of management, depending upon the amount of the loan and credit risk it presents. On a single family residential loan we originate for our portfolio, the maximum amount we generally will lend is $3 million. Our average loan size, however, is much lower. In 2007, our average loan size was $505,000.

          In the approval process for the loans we originate or purchase, we assess both the value of the property securing the loan and the applicant’s ability to repay the loan. Qualified staff appraisers or outside appraisers establish the value of the collateral through appraisals or alternative valuation formats that meet regulatory requirements. Based on risk-based criteria, certain appraisal reports prepared by outside appraisers are reviewed by our staff appraisers or by approved fee appraisers. We obtain information about the applicant’s income, financial condition, employment and credit history. Depending on the loan product type, borrower credit history, loan-to-value ratio and other underwriting criteria and judgment, we may not deem it necessary to verify stated borrower income and/or reported assets. We also require that borrowers obtain hazard insurance for all residential real estate loans covering the lower of the loan amount or the replacement value of the residence and, as required, flood insurance.

          When underwriting a home equity loan or line of credit, all loans secured by a property are taken into account. The maximum amount Downey will lend is 80% of all combined loans to the property’s appraised value. The loan-to-value ratio is calculated using the full credit line and, with respect to first mortgage loans subject to negative amortization, the maximum permissible loan balance. For these reasons, the risk involved with our home equity loans and home equity lines of credit is similar to the risk involved with our residential real estate loans.

Page 5	Navigation Links

Secondary Marketing and Loan Servicing Activities

          As part of our secondary marketing activities, we originate residential real estate adjustable rate mortgage loans and fixed rate mortgage loans that we intend to sell. These loans are primarily secured by first liens on one-to-four unit residential properties and generally have maturities of 40 years or less.

          We believe that servicing loans for others can be an important asset/liability management tool because it provides an asset whose value tends to move opposite to changes in market interest rates. In contrast to other components of the Bank’s balance sheet, a loan servicing portfolio normally increases in value as interest rates rise and loan prepayments decrease and declines in value as interest rates fall and loan prepayments increase. In addition, increased levels of servicing activity and the opportunity to offer our other financial services in servicing loans for others can provide us with additional income with minimal additional overhead costs.

          Depending upon market pricing for servicing, we sell loans either servicing retained or servicing released. When we sell loans servicing retained, we record gains or losses from these loans at the time of sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize MSRs at fair value for residential one-to-four unit mortgage loans we originate and sell with servicing rights retained and for MSRs acquired through purchase at the lower of cost or fair value. We disclose MSRs associated with the origination and sale of loans in our financial statements as a component of the net gains on sales of loans and mortgage-backed securities. We recognize impairment losses on the MSRs through a valuation allowance and record any associated provision as a component of the loan servicing income (loss), net category. For further information, see Note 1 on page 92 and Note 10 on page 109 of Notes to the Consolidated Financial Statements.

          Generally, we use hedging programs to manage the interest rate risk of our secondary marketing activities. For further information, see Asset/Liability Management and Market Risk on page 60.

          As part of our secondary marketing activity, we enter into forward sales commitments with investors to deliver an MBS collateralized by our loans. This is accomplished through a securitization transaction, which involves the receipt of an MBS from a GSE in exchange for loans that we sell to that GSE. Settlement of the forward sales commitment and the securitization transaction occurs on the same day, whereby we do not retain the MBS. However, based on market conditions in the future, we may retain the MBS for a period of time prior to selling it in the capital markets. In this event, we will not record a gain or loss from the exchange on the date of securitization. However, if we intend to sell the MBS, we will designate the MBS as a trading security in our Consolidated Balance Sheet with changes in fair value included in our Consolidated Statement of Income.

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

Page 6	Navigation Links

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

          We carry securities held to maturity at amortized cost. We adjust these costs for amortization of premiums and accretion of discounts, which we recognize in interest income using the interest method. We carry securities available for sale at fair value. We exclude unrealized holding gains and losses, or valuation allowances established for net unrealized losses, from our earnings and report them as a separate component of our stockholders’ equity as accumulated other comprehensive income, net of income taxes, until realized unless the security is deemed other than temporarily impaired. If the security is determined to be other than temporarily impaired, we charge the amount of the impairment to operations. For further information on the composition of our investment portfolio, see Investment Securities on page 54.

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

          For further information, see Deposits on page 57.

Page 7	Navigation Links

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

          For further information, see Borrowings on page 58.

Earnings Spread

          Net interest income is our primary source of earnings. We determine our net interest income or the interest rate spread by calculating the difference between:

  the interest and dividends we earn on our interest-earning assets like loans and investment securities; and
  the cost we pay on our interest-bearing liabilities like deposits and borrowings.

Our net interest income is also affected by the relative dollar amounts of our interest-earning assets and interest-bearing liabilities.

          Our effective interest rate spread, which reflects the relative level of our interest-earning assets to our interest-bearing liabilities, equals:

  the difference between interest income and dividends on our interest-earning assets and interest expense on our interest-bearing liabilities, divided by our average interest-earning assets for the period.

          For information regarding our net income and the components thereof and for management’s analysis of our financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33. For information regarding the return on our assets and other selected financial data, see Selected Financial Data on page 31.

Asset/Liability Management

          We are affected by interest rate risk to the degree our interest-bearing liabilities, consisting principally of retail deposits and FHLB advances, reprice or mature on a different basis and frequency than our interest-earning assets, which primarily consist of adjustable rate and fixed rate real estate loans and investment securities. While having liabilities that on average mature or reprice more frequently than assets may be beneficial in times of declining interest rates, this asset/liability structure may result in declining net interest income during periods of rising interest rates. Our principal objective is to actively monitor and manage the adverse effects of fluctuations in interest rates on our net interest income.

          For further information, see Lending Activities on page 3 and Asset/Liability Management and Market Risk on page 60.

Page 8	Navigation Links

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

          For further information, see Investments in Real Estate and Joint Ventures on page 55.

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

EMPLOYEES

          At December 31, 2007, we had 1,850 full-time employees and 633 part-time employees. We provide our employees with health and welfare benefits and a retirement and savings plan. Additionally, we offer qualifying employees participation in our stock purchase plan. Our employees are not represented by any union or collective bargaining group, and we consider our employee relations to be good.

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

Page 9	Navigation Links

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

Restrictions on Acquisitions and Changes of Control

          Prior to acquiring control of any additional insured depository institution, we must obtain bank regulatory approval from the appropriate agencies. The OTS generally prohibits acquisitions that result in a structure involving a multiple savings and loan holding company controlling savings associations in more than one state. However, the OTS does permit interstate acquisitions and mergers of depository institutions where the transaction is either approved by specific state authorization or is a supervisory acquisition of a failing savings association.

          Federal law generally provides that no person or company, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of a federally insured savings association unless the person gives at least 60 days prior written notice to the OTS. The OTS then has the opportunity to disapprove the proposed acquisition on financial, reputation or other grounds.

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

          Regulation and supervision by the banking agencies establishes a comprehensive framework of activities in which an institution may engage. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and adequate credit loss reserves for regulatory purposes.

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

Page 10	Navigation Links

          The Bank must file reports with the OTS concerning its activities and financial condition. In addition, the Bank must file notices or obtain regulatory approvals before entering into some transactions. A savings association that seeks to establish a new subsidiary, acquires control of an existing company, or conducts a new activity through a subsidiary must provide 30 days prior notice to the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS may require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Federal Home Loan Bank System

          The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB of San Francisco member, we are required to own a certain amount of capital stock in the FHLB of San Francisco. At December 31, 2007, we were in compliance with the stock requirements.

Cease and Desist Order

          On August 30, 2007, the Bank consented to the issuance of a Cease and Desist Order (the "Order") by the OTS as a result of certain concerns of the OTS relating to the Bank’s compliance with specific provisions of the Bank Secrecy Act ("BSA").  No fine or civil money penalty was imposed in connection with the Order.  The Order does not restrict the business operations of the Bank. The Order requires the Bank to take certain affirmative actions to ensure its compliance with BSA, including, among other things: strengthening the Bank’s written program for compliance with federal anti-money laundering ("AML") and BSA requirements; engaging an independent consultant to review and enhance compliance with AML and BSA requirements; expanding and improving customer identification policies and procedures; adopting policies and procedures to identify higher risk customers and report suspicious activities more effectively; conducting a comprehensive review and independent testing and audit of its AML/BSA program; developing a comprehensive BSA training program for appropriate personnel; and making periodic progress reports to the OTS Regional Director.

          We do not expect compliance with the Order to have a material impact on our financial condition or results of operations.  We expect some additional expenses to be incurred in connection with making the improvements necessary to strengthen our BSA program.

Regulatory Lending Operations Requirements

          Some notable regulatory changes applicable to our lending operations are discussed below.

Subprime Lending Guidelines

          Subprime lending involves extending credit to individuals with weakened credit histories. As a result of a number of federally insured financial institutions extending their lending risk selection standards to attract lower credit quality borrowers due to their loans having higher interest rates and fees, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending in 2001. The guidelines consider subprime lending a high-risk activity that is unsafe and unsound if the risks are not properly controlled. The guidelines set forth the expectations of regulatory capital at one and one-half to three times higher than that typically set aside for prime assets for institutions that have:

  subprime assets equal to 25% or higher of Tier 1 capital, or subprime portfolios experiencing rapid growth or adverse performance trends, are administered by inexperienced management, or have inadequate or weak controls.

          Our subprime portfolio, pursuant to our definition, represented 38.1% of Tier 1 capital as of year-end 2007. We are required by the OTS to risk weight our subprime residential loans at a 75% risk weighting. This change increases the required regulatory capital associated with our subprime loans by one and one-half times that of prime residential loans.

          On June 29, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to adjustable rate mortgage products marketed to subprime borrowers. Although the guidance focuses on subprime borrowers, the principles contained in the guidance are also relevant to adjustable rate mortgages offered to prime borrowers. Consistent with the Guidance on Nontraditional Mortgage Products (discussed below), this guidance continues to encourage financial institutions to evaluate a borrower’s repayment

Page 11	Navigation Links

capacity. In addition, it emphasizes the need to evaluate a borrower’s debt-to-income ratio. The guidance recommends that institutions refer to Real Estate Guidelines (12 CFR §§560.101, App.), which provide underwriting standards for all real estate loans. The guidance promotes consumer protection principles relevant to the marketing of mortgage loans and states that financial institutions should provide consumers with information about costs, terms, features and risks of the loan to borrowers.

          The federal banking agencies announced their intention to scrutinize more closely underwriting, risk management and consumer compliance processes, policies and procedures of its supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices or otherwise engage in unsafe or unsound lending practices.

Guidance on Nontraditional Mortgage Products

          In September 2006, the federal banking agencies issued final guidance on alternative residential mortgage loan products that allow borrowers to defer repayment of principal and sometimes interest, including "interest-only" mortgage loans, and "payment option" adjustable rate mortgage loans where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the incentive interest rate period, (2) recognize that certain nontraditional mortgage loans are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. Management believes the Bank has implemented appropriate measures to comply with this guidance.

          As of December 31, 2007, the Bank held residential one-to-four unit portfolio loans with balances of $9.7 billion under reduced documentation programs.

Commercial Real Estate Lending

          In December 2006, the federal banking agencies finalized guidance for banks and thrifts with high and increasing concentrations of commercial real estate (CRE) lending. The OTS issued separate CRE guidance which provides that OTS institutions actively engaged in CRE lending should implement sound risk management procedures commensurate with the size and risks of their CRE portfolios and establish concentration thresholds for internal reporting and monitoring. The Bank has established such risk management procedures and internal concentration thresholds. We believe the Bank has sufficient capital levels appropriate for the risk associated with our CRE concentration.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages

          On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate. The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contracts. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

          The guidance encourages servicers to take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities’, conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.

Pending Subprime Legislation and Regulatory Proposals

          As a result of the subprime mortgage crisis, federal and state legislative agencies are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on Downey or the Bank and whether any of these initiatives will change the competitive landscape in the mortgage industry.

Page 12	Navigation Links

Qualified Thrift Lender Test

          The OTS requires savings associations to meet a qualified thrift lender or "QTL" test. The test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners’ Loan Act or by meeting the definition of a "domestic building and loan association" " in the Internal Revenue Code. Qualified thrift investments are primarily residential mortgage loans and related investments, including some mortgage-related securities. The required percentage of investments under the Home Owners’ Loan Act is 65% of assets while the "domestic building and loan association" definition under the Internal Revenue Code requires investments of 60% of assets. The qualified thrift investment asset test requires that compliance be met on a monthly basis in nine out of every twelve months, while the "domestic building and loan association" test under the Internal Revenue Code is measured as of the close of each tax year. Associations failing to meet the qualified thrift lender test are generally allowed only to engage in activities permitted for both national banks and savings associations.

          The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2007, the Bank was in compliance with its qualified thrift lender test requirement and met the definition of a domestic building and loan association.

Insurance of Deposit Accounts

          The DIF, as administered by the FDIC, insures the Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system during 2007, DIF members paid within a range of 0% to 0.27% of insured domestic deposits. The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The enactment in February 2006, of the Federal Deposit Insurance Reform Act of 2005 ("FDIRA") provided, among other things, changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC issued final regulations, effective January 1, 2007, implementing the provisions of FDIRA and in February 2007 issued for comment guidelines, including business line concentrations and risk of failure and severity of loss in the event of failure, to be used by the FDIC for possibly raising premiums by up to 0.50 basis points for large banks with $10 billion or more in assets. The Bank received a one-time assessment credit that reduced assessments by the FDIC in 2007.

          The Bank, as a former member of the Savings Association Insurance Fund, also pays, in addition to its normal deposit insurance premium, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2007, this assessment was equal to .0114% of insured deposits.

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

          At December 31, 2007, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements. See Regulatory Capital Compliance on page 80.

Page 13	Navigation Links

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

          The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008. In November 2007, the federal banking agencies adopted a final rule to implement Basel II in the United States that requires compliance for U.S. financial institutions with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more (referred to as "core banks"). The final rule will be effective as of April 1, 2008. It adopts the most complex regime of risk-based capital referred to by the Basel Committee on Banking Supervision as the advanced measurement approach. Other financial institutions can elect to be governed by Basel II. The advanced measurement approach would not apply to Downey or the Bank, and management does not contemplate electing to calculate its risk-based capital based on the Basel II capital framework.

          One of the tensions created by the adoption of the advanced measurement approach for core-banks has been the prediction that this approach would lower capital requirements for institutions adopting this approach. This has raised significant concern by other U.S. financial institutions as they may be at a competitive disadvantage under Basel I. To address these concerns and provide more flexibility to U.S. financial institutions that have not adopted the advanced measurement approach, the agencies agreed to proceed promptly to issue a proposed rule that would provide all financial institutions that are not core banks with the option to continue under Basel I standards or to adopt a "standardized approach" under Basel II. The standardized approach would provide non-core banks with an alternative that affords more risk-sensitive capital requirements and simpler approaches for both credit risk and operational risk. The proposal is also expected to provide greater differentiation across corporate exposures based on borrowers’ underlying credit quality and to recognize a broader spectrum of credit-risk mitigation techniques. The agencies intend that the proposed standardized option would be finalized before the core banks begin the first transition period year under Basel II. Neither Downey nor the Bank have made any decision as to whether they will attempt to adopt the standardized approach.

Consumer Relief Initiative for Borrowers

          In October 2007, Treasury Secretary Paulson announced the Homeowner Assistance Initiative to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes. The initiative, called HOPE NOW, is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission.

Economic Stimulus Plan for Home Buyers and Home Owners

          Congress recently enacted an economic stimulus plan that President Bush signed into law on February 13, 2008. While the main thrust of the plan is to stimulate the economy with a significant infusion of cash to consumers, the plan also addresses the current lack of liquidity in the mortgage market. The plan will temporarily increase the maximum size of mortgage loans (the conforming loan limit) that Fannie Mae and Freddie Mac purchase from the current $417,000 cap to a maximum of $729,750. The plan would also permanently raise the cap on the Federal Housing Administration’s conforming loan limit from $362,000 to $729,750. These changes are intended to, among other purposes, provide more liquidity for originators of larger mortgage loans, make lower interest rates available to homebuyers for such loans and enable homeowners to refinance such loans at lower interest rates.

Page 14	Navigation Links

FFIEC Guidance on Pandemic Planning

          The Federal Financial Institutions Examination Council ("FFIEC") issued guidance on December 12, 2007, for use by financial institutions in identifying the continuity planning that should be in place to minimize the potential adverse effects of a pandemic. This guidance expanded upon the contents of an Interagency Advisory on Influenza Pandemic Preparedness issued in March 2006. The guidance asserts that pandemic planning presents unique challenges to financial institutions. It further explains that unlike most natural or technical disasters and malicious acts, the impact of a pandemic is much more difficult to determine because of the anticipated difference in scale and duration, and as a result of these differences, no individual or organization is safe from the potential adverse effects of a pandemic event. The guidance cites experts who believe the most significant challenge may be the severe staffing shortages that will likely result from a pandemic outbreak.

          The guidance states that the FFIEC agencies believe the potentially significant effects a pandemic could have on an institution justify establishing plans to address how each institution will manage a pandemic event.

          Accordingly, the guidance recommends that an institution’s business continuity plan should include:

  A preventive program to reduce the likelihood an institution’s operations will be significantly affected by a pandemic event;
  A documented strategy that provides for scaling pandemic efforts commensurate with the particular stages of a pandemic outbreak;
  A comprehensive framework of facilities, systems, or procedures to continue critical operations if large numbers of staff members are unavailable for prolonged periods;
  A testing program to ensure the institution’s pandemic planning practices and capabilities are effective and will allow critical operations to continue; and
  An oversight program to ensure ongoing review and updates to the pandemic plan.

Downey and the Bank are evaluating how to incorporate pandemic planning into their business continuity plans.

Prompt Corrective Action

          The OTS’s prompt corrective action regulation requires the OTS to take mandatory actions and authorizes the OTS to take discretionary actions against a savings association that falls within any undercapitalized capital category specified in the regulation.

          The regulation establishes five categories of capital classification:

  "well capitalized;"
  "adequately capitalized;"
  "undercapitalized;"
  "significantly undercapitalized;" and
  "critically undercapitalized."

          The OTS regulation uses an institution’s risk-based capital, core capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2007, the Bank’s capital ratios exceed these minimum percentage requirements for well capitalized institutions.

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

Page 15	Navigation Links

Loans-to-One-Borrower

          Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including some related entities of the borrower, at one time may not exceed:

  15% of the unimpaired capital and surplus of the institution plus an additional 10% of unimpaired capital and surplus if the loans are fully secured by readily marketable collateral.

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

          At December 31, 2007, the Bank’s loans-to-one-borrower limit was $229 million based on the 15% of unimpaired capital and surplus measurement, or $381 million for loans secured by readily marketable collateral. The Bank’s largest lending relationship consisted of one loan to a non-related party totaling a commitment of $69 million, of which $57 million had been disbursed as of December 31, 2007 with the borrower paying as agreed.

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

          The Bank also is subject to certain restrictions imposed by the Federal Reserve Act and FRB Regulation W as well as the Home Owners’ Loan Act, on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. Some entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies and investment companies whereby the Bank or its affiliate serves as investment advisor. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See Prompt Corrective Action on page 15. Under the Home Owners’ Loan Act, no loan or other extension of credit may be made to an affiliate unless that affiliate is engaged only in activities permissible for a bank holding company, and no savings association may purchase or invest in securities issued by an affiliate other than with respect to shares of a subsidiary.

Page 16	Navigation Links

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

          As of December 31, 2007, the Bank’s capital distributions have been made in accordance with regulatory requirements.

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

Page 17	Navigation Links

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

          On November 7, 2007, the federal banking agencies adopted regulations to implement the affiliate marketing provisions contained in section 214 of the FACT Act. Full compliance is required by October 1, 2008. The regulations generally prohibit a company from using information received from an affiliate to solicit a consumer for marketing purposes, unless the consumer is given notice and an opportunity and simple method to opt out of such solicitations. The regulations provide that (i) notice must be given by an affiliate that has or has previously had a pre-existing business relationship with the consumer and (ii) the election of a consumer to opt out must be effective for a period of at least five years, unless the consumer subsequently revokes the opt-out in writing or, if the consumer agrees, electronically. Bank and Downey do not share information with affiliates for the purpose of allowing an affiliate to market its products or services to consumers. Information shared between affiliates is limited to information permitted to be shared without consumer consent.

Page 18	Navigation Links

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

          The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In November, 2006, the OTS issued a notice of proposed rulemaking to amend its CRA regulations in certain areas to align its CRA rule with the rule adopted by the other federal banking agencies. The agencies use the CRA assessment to rate the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." In its last examination for CRA compliance, as of December 2004, the Bank was rated "satisfactory."

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

Page 19	Navigation Links

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

          With regard to environmental matters, the construction products industry is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in some states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal, and current owners.

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

          The Bank and its affiliates file a consolidated federal income tax return on a calendar-year basis.

Page 20	Navigation Links

State

          The Bank uses California’s financial corporation income tax rate to compute its California franchise tax liability. This rate is higher than the California non-financial corporation income tax rate because the financial corporation rate reflects an amount "in lieu" of local personal property and business license taxes that are paid by non-financial corporations, but not by banks or other financial corporations. The financial corporation income tax rate was 10.84% for both 2007 and 2006.

          The Bank files a California franchise tax return on a combined reporting basis. Additional income and franchise tax returns are filed in various other states.

          The Internal Revenue Service and state taxing authorities have examined the Bank’s tax returns for all tax years through 2001. Management believes it has adequately provided for potential exposure to issues that may be raised by tax auditors in years which remain open to review.

Page 21	Navigation Links

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

          A substantial portion of our income is derived from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of different basis and frequency in the repricing and maturities of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Changes in interest rates also affect the value of our recorded MSRs on loans we service for others, generally increasing in value as interest rates rise and declining as interest rates fall. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and other income and, in turn, our profitability. At December 31, 2007, our balance sheet was asset sensitive and, as a result, our net interest margin will tend to expand in a rising interest rate environment and contract in a declining interest rate environment. For additional information, see Asset/Liability Management and Market Risk on page 60. In addition, loan origination volumes and loan repayment rates are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations and declining repayment rates, while falling interest rates are usually associated with higher loan originations and increasing repayment rates. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared with the pace of increases in loan rates. Accordingly, changes in levels of market interest rates could adversely affect our net interest spread, other income, loan origination volume, business, financial condition, results of operations, cash flows and prospects.

          We seek to mitigate our interest rate risks through various strategies. However, there can be no assurance that these strategies (including assumptions concerning the correlation thought to exist between different types of instruments) or their implementation will be successful in any particular interest rate environment, as market volatility cannot be predicted.

Page 22	Navigation Links

          The types of loans in our portfolio have a higher degree of risk, and a downturn in our real estate markets could adversely affect our business.

          A downturn in our real estate markets could adversely affect our business. As of December 31, 2007, virtually all of the value of our loan portfolio consisted of loans collateralized by various types of real estate, of which 67% were subject to negative amortization. A negative amortization loan is one in which accrued interest exceeding the required monthly loan payment is added to loan principal. If a loan incurs significant negative amortization, the loan-to-value ratio could rise, which increases the Bank’s credit risk exposure and its susceptibility to a downturn in the real estate markets in which we lend. For further information regarding loans subject to negative amortization and their contractual terms, see Residential Real Estate Lending on page 4.

          Real estate values and real estate markets are generally affected by changes in national, regional and local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, acts of nature and civil unrest. Most of our real estate collateral is located in California. If California real estate prices continue to decline, the value of real estate collateral securing our loans will be reduced and provide less security. Our ability to recover our investment on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values could also be affected by, among other things, earthquakes and natural disasters particular to California. Any such downturn could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We are exposed to credit risk with respect to underwriting guidelines related to income and asset verifications that could adversely affect our business.

           Our business could be hurt by a downturn in real estate markets from a concentration of loan products offered associated with particular underwriting guidelines related to income and asset verifications. At December 31, 2007, approximately 82% of our residential one-to-four unit loans held for investment were originated based on income as stated by the borrower and asset verification, while an additional 7% were underwritten with no verification of either borrower income or assets. To the extent borrowers overstated their income and/or assets, the ability of borrowers to repay their loans may be impaired, which could adversely affect the quality of our loan portfolio, business, financial condition, results of operations, cash flows and prospects. For further information regarding credit risk in our residential one-to-four unit investment loan portfolio, see Loans and Mortgage-Backed Securities on page 45.

          Recent adverse conditions in the secondary mortgage market could negatively affect our business.

          As part of our secondary marketing activities, we originate residential real estate adjustable rate mortgage loans and fixed rate mortgage loans that we intend to sell. However the secondary mortgage market is currently experiencing unprecedented disruptions, which could have an adverse effect on our ability to securitize and sell mortgage loans and the gain that we may realize from sales of mortgage loans. In addition, the private secondary mortgage markets are experiencing disruptions resulting from reduced investor demand for "non-conforming" mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future.

          In light of current conditions, we may retain a larger portion of mortgage loans and mortgage-backed securities than we would in other environments. While our capital and liquidity positions are currently adequate and we believe we have sufficient capacity to hold additional mortgage loans and mortgage backed securities until investor demand improves and yield requirements moderate, our capacity to retain mortgage loans and mortgage backed securities is not unlimited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could adversely affect our secondary marketing activities (including loan servicing income (loss), net and net gains on sales of loans and mortgage-backed securities categories) and financial condition.

Page 23	Navigation Links

          Current and further deterioration in the housing market may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves.

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

          In addition, we sell loans to outside investors that are subject to repurchase risk in the event of breaches of representations or warranties we make in connection with the sales. While we establish secondary marketing reserves in connection with such sales, we cannot be sure that the amount reserved is sufficient to cover all potential losses that may result from such repurchases. Significant loan or servicing sale repurchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          Recently, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned. In addition, the homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets. Our builders/borrowers face a greater difficulty in selling their homes in markets where these trends are more pronounced. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to this portfolio may occur.

          Our ratio of non-performing assets as a percentage of total assets increased from 0.68% at December 31, 2006 to 7.77% at December 31, 2007. During 2007, our provision for credit losses was $310.1 million, compared with $26.6 million in 2006 and $2.3 million in 2005. While we believe our allowance for credit losses is adequate to cover losses currently imbedded in our loan portfolio at year-end 2007, we cannot assure you that we will not increase the allowance for credit losses further or that our regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

          We are subject to extensive government regulation. These regulations may hamper our ability to increase our assets and earnings.

          Our operations and those of the Bank are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. In particular, we are assessing the final guidance given in September 2006 by federal banking agencies on alternative residential mortgage products, the additional guidance issued in June 2007 on subprime mortgage lending, and the guidance issued in September 2007 on loss mitigation strategies for services of residential mortgages. All of these issuances may hamper our ability to increase our assets and earnings. We cannot assure you that this guidance, together with various proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance

Page 24	Navigation Links

much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, financial condition, results of operations or cash flows and prospects.

          We are subject to changes in accounting standards.

          Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board ("FASB") changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, possibly resulting in a restatement of prior period financial statements. In addition, changes in accounting and reporting standards could materially disrupt our business planning efforts, as changes may occur in the profitability of certain lines of business due to accounting changes.

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

          There is significant competition among employers in the financial services industry and we experience turnover of employees. Should we be subjected to unusual turnover of employees, it may have a negative effect on our business and operating results.

Page 25	Navigation Links

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

Page 26	Navigation Links

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

          We are exposed to many types of operational risks.

          Operational risk includes fraud by employees or outsiders as well as the risk of operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given our high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully corrected. Our dependence on automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering with, or manipulation of, those systems will result in losses that are difficult to detect. We may be subject to disruptions in our systems, arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. Some of our vendors may rely on offshore services from vendors in foreign countries for certain functions and this creates the risk of incurring losses arising from unfavorable political, economic and legal developments in those countries. We also face the risk that the design of our controls and procedures may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information.

          Although we maintain a system of controls designed to keep operational risk at appropriate levels, it is possible that any lapse in the effective operations of its controls and procedures could materially affect our earnings or harm our reputation. In an organization as large and complex as Downey, lapses or deficiencies in internal control over financial reporting could be material to Downey.

          Economic downturns or disasters in our principal lending markets could adversely impact our earnings

          A majority of our loans are geographically concentrated in California. Any adverse economic conditions in this market could have a significant adverse impact on Downey. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.

Page 27	Navigation Links

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

          At December 31, 2007, we had 168 branches throughout California and four in Arizona. We owned the building and land occupied by 63 of our branches. We also owned one branch building on leased land and two branch buildings under construction. We operate branches in 108 locations (including 90 in-store locations) with leases or licenses expiring at various dates through April 2015, with options to extend the terms.

          At December 31, 2007, the net book value of our owned branches, including the one on leased land, totaled $82 million, our leased branch offices totaled $1 million and our other properties totaled $7 million. The net book value of our furniture and fixtures was $12 million at December 31, 2007. We utilize a mainframe computer system and use various internally developed and third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions, including our operations conducted over the Internet. The net book value of our electronic data processing equipment, including personal computers and software, was $14 million at December 31, 2007.

          For additional information regarding our offices and equipment, see Note 1 on page 92 and Note 8 on page 108 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled "Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association." The first amended complaint seeks unspecified damages for alleged unpaid regular and overtime wages, inadequate meal breaks, failure to pay split-shift and reporting time wages, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at Downey’s in-store branches at any time from October 29, 2000 to date. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to stockholders during the fourth quarter of 2007.

Page 28	Navigation Links

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "DSL." At February 27, 2008, we had approximately 924 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,853,783 outstanding shares of common stock.

          The following table sets forth for the quarters indicated the range of high and low sale prices per share of our common stock as reported on the NYSE Composite Tape.

	2007				2006

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$59.74	$66.95	$74.12	$73.93	$74.93	$71.28	$75.56	$70.19
Low	29.99	45.43	61.85	62.36	66.04	59.84	65.09	60.62
End of period	31.11	57.80	65.98	64.54	72.58	66.54	67.85	67.30

          During 2007, we increased our quarterly cash dividends paid to $0.12 per share, or $0.48 per share annually, from our quarterly cash dividends paid in 2006 of $0.10 per share, or $0.40 per share annually. Total cash dividends were $13.4 million in 2007 and $11.1 million in 2006. On February 26, 2008, we paid a $0.12 per share quarterly cash dividend, totaling $3.3 million.

          We may pay additional dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors’ policy is to consider the declaration of dividends on a quarterly basis.

          The payment of dividends by the Bank to Downey is subject to OTS regulations. For further information regarding these regulations, see Capital Distribution Limitations on page 17.

Page 29	Navigation Links

PERFOMANCE GRAPH

          The table below compares the common stock performance of Downey with that of the S&P 500 composite index and the selected Peer Group. The selected Peer Group is SNL Financial’s Western Thrift Index for 19 publicly traded savings institution holding companies. The following table assumes $100 invested on December 31, 2002 in Downey, the S&P 500 and equally in the companies in the Peer Group, and assumes reinvestment of dividends on a daily basis.

Comparison of 5-year Cumulative Total Return
Downey, S&P 500 Index and Peer Group

	2002	2003	2004	2005	2006	2007

Downey	$100.00	$127.47	$148.52	$179.28	$191.40	$82.81
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group	100.00	131.40	150.80	163.89	188.60	66.87

Page 30	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2007	2006	2005	2004	2003

Income statement data
Total interest income	$980,097	$1,133,805	$862,849	$594,075	$542,524
Total interest expense	556,259	615,128	426,476	249,823	233,837

Net interest income	423,838	518,677	436,373	344,252	308,687
Provision for (reduction of) credit losses	310,131	26,604	2,263	2,895	(3,718)

Net interest income after provision for
(reduction of) credit losses	113,707	492,073	434,110	341,357	312,405

Other income, net:
Loan and deposit related fees	36,054	36,151	36,496	34,174	33,002
Real estate and joint ventures held for investment, net	(6,885)	10,953	6,734	13,902	9,835
Secondary marketing activities:
Loan servicing income (loss), net	(3,179)	(594)	2,059	(19,225)	(27,060)
Net gains on sales of loans and mortgage-backed
securities	20,316	43,615	119,961	54,443	61,436
Net gains on sales of mortgage servicing rights	-	-	1,000	616	23
Net losses on trading securities	-	-	-	-	(10,449)
Net gains (losses) on sales of investment securities	-	-	28	(16,103)	8
Litigation award	155	2,233	1,767	-	2,851
Loss on extinguishment of debt	-	-	-	(4,111)	-
Other	15	785	1,887	1,324	1,222

Total other income, net	46,476	93,143	169,932	65,020	70,868

Operating expense:
General and administrative expense	248,522	242,955	233,647	229,766	207,999
Net operation of real estate acquired in settlement of
loans	9,486	250	(96)	(256)	(929)

Total operating expense	258,008	243,205	233,551	229,510	207,070
Net income (loss)	$(56,599)	$199,656	$214,477	$106,915	$101,741

Per share data
Earnings (loss) per share—Basic	$(2.03)	$7.17	$7.70	$3.83	$3.64
Earnings (loss) per share—Diluted	(2.03)	7.16	7.69	3.83	3.64
Book value per share at end of period	47.91	50.02	43.24	36.15	32.83
Stock price at end of period	31.11	72.58	68.39	57.00	49.30
Cash dividends declared and paid	0.48	0.40	0.40	0.40	0.36

Selected financial ratios
Effective interest rate spread	2.96%	3.09%	2.69%	2.54%	2.79%
Efficiency ratio (a)	52.10	40.58	39.08	57.52	56.70
Return on average assets	(0.38)	1.16	1.29	0.77	0.89
Return on average equity	(3.92)	15.45	19.33	11.29	11.65
Dividend payout ratio	(b)	5.58	5.19	10.45	9.88

Loan activity
Loans originated	$3,765,960	$7,803,175	$14,982,492	$15,399,403	$10,548,675
Loans and mortgage-backed securities purchased	15,872	25,857	119,432	305,477	706,949
Loans and mortgage-backed securities sold	1,797,598	3,521,410	8,327,799	6,886,502	6,581,856

(a) The amount of general and administrative expense expressed as a percentage of net interest income plus other income, excluding income associated with real estate held for investment, loss on extinguishment of debt and litigation award.
(b) In years where we experience a net loss, this ratio is not relevant.

Page 31	Navigation Links

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

(Dollars in Thousands, Except Per Share Data)	2007	2006	2005	2004	2003

Balance sheet summary (end of period)
Total assets	$13,409,057	$16,207,382	$17,095,663	$15,650,179	$11,646,999
Loans and mortgage-backed securities	11,136,655	14,170,750	15,821,923	14,544,149	10,397,529
Investments, cash and cash equivalents	1,639,619	1,558,042	816,709	616,511	803,514
Deposits	10,496,041	11,784,869	11,876,848	9,657,978	8,293,758
Borrowings	1,395,545	2,809,016	3,755,602	4,757,546	2,253,022
Stockholders’ equity	1,334,417	1,393,235	1,204,515	1,006,904	917,018
Loans serviced for others	5,525,357	5,908,233	5,292,253	6,672,984	9,313,948

Average balance sheet data
Assets	$14,802,586	$17,239,397	$16,641,119	$13,971,819	$11,458,956
Loans	12,495,977	15,688,297	15,461,684	12,791,590	10,445,684
Deposits	11,137,388	11,962,834	10,995,933	9,097,861	8,787,851
Stockholders’ equity	1,442,165	1,292,592	1,109,709	946,856	873,051

Capital ratios
Average stockholders’ equity to average assets	9.74%	7.50%	6.67%	6.78%	7.62%
Bank only—end of period: (a)
Tangible and core capital	10.18	8.76	7.62	7.09	7.98
Risk-based capital	19.01	17.78	14.89	13.70	15.63

Selected asset quality data (end of period)
Total non-performing assets (b)	$1,041,769	$110,362	$35,221	$34,189	$48,631
Non-performing assets as a percentage of total assets:
Performing troubled debt restructurings (b)	2.99%	-%	-%	-%	-%
All other non-performing assets	4.78	0.68	0.21	0.22	0.42

Total non-performing assets	7.77	0.68	0.21	0.22	0.42
Allowance for loan losses:
Amount	$348,167	$60,943	$34,601	$33,343	$29,311
As a percentage of non-accrual loans	37.59%	59.84%	100.84%	105.40%	68.44%
Total net loan charge-offs (recoveries):
Amount	$22,264	$521	$1,062	$(1,489)	$951
As a percentage of average loans	0.18%	-%	0.01%	(0.01)%	0.01%

(a) For more information regarding these ratios, see Regulatory Capital Compliance on page 80.
(b) Includes $401 million at December 31, 2007 of loans modified pursuant to Downey’s borrower retention program. These loans are considered troubled debt restructurings and have been placed on non-accrual status even through the interest rate following modification was no less than that offered new borrowers at the time of modification. To the extent borrowers whose loans were modified pursuant to our borrower retention program are current with their loan payments, it is relevant to distinguish them from total non-performing assets because, unlike other loans classified as non-performing assets, these loans are paying interest at rates no less than those offered new borrowers. At December 31, 2007, approximately 95% of loans modified pursuant to our borrower retention program had made all payments due. For further information, see Troubled Debt Restructurings on page 69.

Page 32	Navigation Links

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain matters discussed in this Annual Report may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Downey Financial Corp. ("Downey," "we," "us" and "our") operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality, the outcome of ongoing audits by regulatory and taxing authorities and government regulation and factors, identified under Item 1A. Risk Factors on page 22. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

OVERVIEW

          In 2007, we incurred a net loss of $56.6 million or $2.03 per share on a diluted basis, compared to net income of $199.7 million or $7.16 per share in 2006.

          The $439.8 million unfavorable change in pre-tax income/(loss) between years was due primarily to:

  A $283.5 million increase in provision for credit losses;
  A $94.8 million or 18.3% decline in net interest income due to a lower level of interest-earning assets and a lower effective interest rate spread;
  A $23.3 million or 53.4% decline in net gains on the sale of loans and mortgage-backed securities due to both a lower level of loans sold and gain per dollar of loan sold;
  A $17.8 million unfavorable change in income from real estate and joint ventures held for investment, as the current year included writedowns to reflect declines in the value of single family home lots in which the company is a joint venture partner and net gains from sales were below a year ago; and
  A $14.8 million increase in operating expense, of which $9.2 million related to higher costs related to the operation of real estate acquired in settlement of loans.

          For 2007, our return on average assets was a negative 0.38% and our return on average equity was a negative 3.92%. These compare to our 2006 returns of 1.16% on average assets and 15.45% on average equity.

          At December 31, 2007, assets totaled $13.409 billion, down $2.798 billion or 17.3% from a year ago. The decline was primarily in loans held for investment as payoffs outpaced originations, partially offset by an increase in securities available for sale. Included within loans held for investment at year end were $7.531 billion of residential one-to-four unit adjustable rate mortgages subject to negative amortization. These loans comprised 69% of the single family residential loan portfolio held for investment at year end, compared to 85% a year ago. The amount of negative amortization included in loan balances increased $58 million during 2007 to $379 million or 5.03% of loans subject to negative amortization. At origination, these loans had a weighted average loan-to-value ratio of 73%. During the year, approximately 28% of loan interest income represented negative amortization, compared to 27% in the previous year and 16% in 2005.

          Loan originations (including purchases) totaled $3.782 billion in 2007, down $4.047 billion or 51.7% from $7.829 billion originated in 2006. Loans originated for sale declined $1.903 billion or 54.8% to $1.572 billion, while single family loans originated for portfolio declined $2.040 billion or 48.9% to $2.129 billion. In addition to single family loans, $81 million of other loans were originated during 2007, down from $185 million a year ago.

Page 33	Navigation Links

          Not included in the above originations are loans in which we modify the terms of the note for borrowers. During 2007, we modified $420 million of loans associated with our borrower retention program, wherein borrowers were current with their loan payments and the new interest rates were no less than those offered new borrowers, and $12 million of loans at below market interest rates in loan workout situations. Most of the modifications related to adjustable rate loans subject to negative amortization that were modified into adjustable rate loans where the interest rate is fixed for the first three to five years or adjustable rate loans with interest rates that adjust annually. Both of these products do not permit negative amortization.

          Deposits totaled $10.496 billion at year end, down $1.289 billion or 10.9% from a year ago. Although deposits declined during the year, the number of checking accounts increased 5.7%. At year end, the number of branches totaled 172 (168 in California and four in Arizona). At year end, the average deposit size of our 82 traditional branches was $102 million, while the average deposit size of our 90 in-store branches was $24 million. During the year, borrowings declined by $1.413 billion and at year end represented 10.4% of total assets.

          Non-performing assets increased during the year by $931 million to $1.042 billion and represented 7.77% of total assets, compared with 0.68% at year-end 2006. Of the increase, $401 million or about 43% represented loans modified as part of our borrower retention program that are current on their loan payments at December 31, 2007. This program was initiated at the beginning of the third quarter of 2007 to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loan subject to negative amortization to a less costly financing alternative. These loans are considered troubled debt restructurings because the modified interest rates were lower than the interest rates on the original loans and the loans were not re-underwritten to prove the new interest rates were, in fact, market interest rates for borrowers with similar credit quality. Even though the interest rates following modification were no less than those offered new borrowers, these loans have been placed on non-accrual status. Interest income will be recorded as these borrowers make their loan payments on a cash basis. If these borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status and, while still reported as troubled debt restructurings, they will no longer be classified as non-performing assets because the borrowers will have demonstrated an ability to perform in accordance with the loan modification and the interest rates are no less than those offered new borrowers at the time of modification.

          To the extent borrowers whose loans were modified pursuant to our borrower retention program are current with their loan payments, it is relevant to distinguish them from total non-performing assets because, unlike other loans classified as non-performing assets, these loans are paying interest at interest rates no less than those offered new borrowers. At year-end 2007, approximately 95% of such borrowers had made all loan payments due. Accordingly, when these performing modified loans are excluded from the ratio of non-performing assets to total assets, the adjusted ratio drops to 4.78%, compared to the actual ratio of 7.77%.

          At December 31, 2007, the Bank exceeded all regulatory capital requirements, with capital-to-asset ratios of 10.18% for both tangible and core capital and 19.01% for risk-based capital. These capital levels are significantly above the "well capitalized" standards defined by the federal banking regulators of 5% for core and tangible capital and 10% for risk-based capital. For further information, see Insurance of Deposit Accounts on page 13, Investments in Real Estate and Joint Ventures on page 55 and Regulatory Capital Compliance on page 80.

Page 34	Navigation Links

Critical Accounting Policies

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements beginning on page 92. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the future carrying value of assets and liabilities and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

          We believe the following are critical accounting policies that require the most judicious estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  The allowance for credit and real estate losses. The allowance for credit losses, which includes an allowance for loan losses reported as a reduction of outstanding loans and an allowance for loan-related commitments included in accounts payable and accrued liabilities, and the allowance for real estate losses reported as a reduction to real estate held for investment are maintained at amounts management deems adequate to cover inherent losses in the portfolios at the balance sheet date. We use an internal asset review system and credit loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover credit and real estate losses. Unless an individual loan or borrower relationship warrants separate analysis, we generally determine the allowance for credit losses related to loans under $5 million through a statistical analysis of the expected performance of each loan based on historic trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. In determining the allowance for credit losses related to borrower relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. For troubled debt restructures of residential one-to-four unit loans, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan based on an expected life). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid. The allowance for credit and real estate losses totaled $350 million at December 31, 2007, compared with $62 million at December 31, 2006. For further information, see Allowance for Credit and Real Estate Losses on page 72 and Note 5 on page 102 and Note 6 on page 105 of Notes to the Consolidated Financial Statements.
  The valuation of interest rate lock commitments. We enter into commitments to make loans that we intend to sell to investors whereby the interest rate on the loan is set prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded at fair value. This value is calculated using market sources, reduced by an anticipated fallout factor for interest rate lock commitments that are not expected to fund. At December 31, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $53 million, with a fair value gain of $0.2 million, compared with a notional amount of interest rate lock commitments of $197 million with a fair value loss of $0.7 million at December 31, 2006. For further information, see Note 1 on page 92 and Note 20 on page 120 of Notes to the Consolidated Financial Statements.

Page 35	Navigation Links
  The valuation of mortgage servicing rights ("MSRs"). The fair value of MSRs is measured using a discounted cash flow analysis based on available market quotes, anticipated prepayment speeds, a custodial account rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing per loan, inflation rate, and default and interest rates for mortgage loans. MSRs are reviewed for impairment based on their fair value. Impairment is measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate stratified at 50 basis point increments. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (loss), net. An impairment is considered permanent when the underlying loans have repaid faster than the amortization of the associated MSRs, thereby requiring a reduction in the carrying value of the MSR. The MSR valuation allowance totaled $2 million at December 31, 2007 and less than $1 million at December 31, 2006. For further information, see Note 1 on page 92 and Note 10 on page 109 of Notes to the Consolidated Financial Statements.
  The prepayment reserves related to sales of loans and of MSRs. The gains on sales of loans and of MSRs are recorded net of reserves for anticipated prepayments. These loans and MSR sales contracts typically contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s settlement date. Loan and MSR sales reserves are estimated using the prepayment experience of similar products. The estimates are updated during the 120 day period for actual payoffs. The reserve was less than $1 million at both December 31, 2007 and 2006. For further information, see Secondary Marketing Activities on page 41, Note 1 on page 92 and Note 10 on page 109 of Notes to the Consolidated Financial Statements.

Page 36	Navigation Links

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

          Our net interest income totaled $423.8 million in 2007, down $94.8 million or 18.3% from 2006 and $12.5 million or 2.9% from 2005. The decline during 2007 reflected a lower level of interest-earning assets, which declined by $2.5 billion or 14.8% to $14.3 billion, and a lower effective interest rate spread, which averaged 2.96% in 2007, down 0.13% from 2006 but up 0.27% from 2005. Compared to a year ago, the effective interest rate spread was unfavorably impacted by a lower proportion of loan prepayment fees to the amount of deferred loan origination costs written-off as a result of those payoffs, which declined to 69% in the current year from 99% a year ago. This decline was primarily the result of a higher proportion of loans being repaid that were no longer subject to prepayment fees primarily due to the increasing age of the loan portfolio. In addition, the current year effective interest rate spread was unfavorably impacted by a higher proportion of non-performing assets and a higher proportion of interest-earning assets comprised of investment securities and adjustable rate mortgage loans where the interest rate is fixed for the first three to five years, both of which have lower yields than those of adjustable rate loans subject to negative amortization that comprised a larger proportion of interest-earning assets a year ago.

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

Page 37	Navigation Links

	2007			2006			2005

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans:
Loan prepayment fees		$52,054	0.42%		$101,219	0.64%		$70,849	0.46%
Write-off of deferred costs and
premiums from loan payoffs		(74,995)	(0.60)		(102,204)	(0.65)		(80,243)	(0.52)
All other		908,397	7.27		1,081,776	6.90		842,934	5.45

Total loans	$12,495,977	885,456	7.09	$15,688,297	1,080,791	6.89	$15,461,684	833,540	5.39
Mortgage-backed securities	123	12	5.83	264	13	5.17	291	12	4.12
Investment securities (a)	1,812,913	94,629	5.22	1,113,878	53,001	4.76	762,131	29,297	3.84

Total interest-earning assets	14,309,013	$980,097	6.85%	16,802,439	$1,133,805	6.75%	16,224,106	$862,849	5.32%
Non-interest-earning assets	493,573			436,958			417,013

Total assets	$14,802,586			$17,239,397			$16,641,119

Transaction accounts:
Non-interest-bearing checking (b)	$740,747	$-	-%	$746,401	$-	-%	$748,273	$-	-%
Interest-bearing checking (b)	478,223	1,459	0.31	499,978	1,718	0.34	530,112	1,886	0.36
Money market	142,805	1,482	1.04	156,629	1,632	1.04	160,550	1,679	1.05
Regular passbook	1,152,565	10,946	0.95	1,503,867	15,082	1.00	2,221,129	23,732	1.07

Total transaction accounts	2,514,340	13,887	0.55	2,906,875	18,432	0.63	3,660,064	27,297	0.75
Certificates of deposit	8,623,048	425,174	4.93	9,055,959	399,158	4.41	7,335,869	242,765	3.31

Total deposits	11,137,388	439,061	3.94	11,962,834	417,590	3.49	10,995,933	270,062	2.46
FHLB advances and other borrowings (c)	1,789,993	103,991	5.81	3,457,357	184,343	5.33	4,087,217	143,230	3.50
Senior notes	198,358	13,207	6.66	198,178	13,195	6.66	198,009	13,184	6.66

Total deposits and borrowings	13,125,739	$556,259	4.24%	15,618,369	$615,128	3.94%	15,281,159	$426,476	2.79%
Other liabilities	234,682			328,436			250,251
Stockholders’ equity	1,442,165			1,292,592			1,109,709

Total liabilities and stockholders’ equity	$14,802,586			$17,239,397			$16,641,119

Net interest income/interest rate spread		$423,838	2.61%		$518,677	2.81%		$436,373	2.53%
Excess of interest-earning assets over
deposits and borrowings	$1,183,274			$1,184,070			$942,947
Effective interest rate spread			2.96			3.09			2.69

(a) Yields for securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
(b) Included amounts swept into money market deposit accounts.
(c) Included the impact of interest rate swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month London Inter-Bank Offered Rate ("LIBOR") variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.

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

	2007 Versus 2006				2006 Versus 2005
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$(219,924)	$30,871	$(6,282)	$(195,335)	$12,217	$231,639	$3,395	$247,251
Mortgage-backed securities	(2)	2	(1)	(1)	-	1	-	1
Investment securities	33,262	5,140	3,226	41,628	13,522	6,967	3,215	23,704

Change in interest income	(186,664)	36,013	(3,057)	(153,708)	25,739	238,607	6,610	270,956

Interest expense:
Transaction accounts:
Interest-bearing checking	(75)	(192)	8	(259)	(108)	(64)	4	(168)
Money market	(144)	-	(6)	(150)	(41)	(6)	-	(47)
Regular passbook	(3,523)	(800)	187	(4,136)	(7,663)	(1,457)	470	(8,650)

Total transaction accounts	(3,742)	(992)	189	(4,545)	(7,812)	(1,527)	474	(8,865)
Certificates of deposit	(19,081)	47,361	(2,264)	26,016	56,923	80,577	18,893	156,393

Total interest-bearing deposits	(22,823)	46,369	(2,075)	21,471	49,111	79,050	19,367	147,528
FHLB advances and other
borrowings	(88,902)	16,515	(7,965)	(80,352)	(22,071)	74,695	(11,511)	41,113
Senior notes	12	-	-	12	11	-	-	11

Change in interest expense	(111,713)	62,884	(10,040)	(58,869)	27,051	153,745	7,856	188,652

Change in net interest income	$(74,951)	$(26,871)	$6,983	$(94,839)	$(1,312)	$84,862	$(1,246)	$82,304

Provision for Credit Losses

          During 2007, provision for credit losses totaled $310.1 million, compared with $26.6 million in 2006 and $2.3 million in 2005. The increase to the allowance this year primarily reflected further increases in delinquent loans and declines in the value of underlying home collateral due to the continued weakening and uncertainty relative to the housing market. This has been particularly true in certain geographic areas such as the greater Sacramento, Stockton, Modesto and Monterey areas of Northern California, the Inland Empire and San Diego County. As a result, an increase in the allowance for credit losses was deemed appropriate. Also, of the current year provision for credit losses, $39.5 million is related to the creation of a specific allowance associated with certain troubled debt restructurings resulting from our borrower retention program which is discussed more fully in the section entitled Non-Performing Assets and Troubled Debt Restructurings on page 67. The increase in the prior year provision for credit losses reflected an increase in unsold housing inventory, a decline in home prices, and increases in both negative amortization balances and loan defaults. These trends are typically leading indicators of increased losses.

          For further information, see Allowance for Credit Real Estate Losses on page 72.

Page 39	Navigation Links

Other Income

          Our total other income was $46.5 million in 2007, down $46.7 million or 50.1% from $93.1 million in 2006 and down $123.5 million from 2005. The decline from 2006 primarily reflected:

  a $23.3 million decrease in net gains on sales of loans and mortgage-backed securities due to declines in both the volume of loans sold and gain per dollar of loan sold; and
  a $17.8 million unfavorable change in income from real estate and joint ventures held for investment, as the current year included writedowns to reflect declines in the value of single family home lots in which the company is a joint venture partner and net gains from sales were below a year ago.

          Total other income declined $76.8 million during 2006 due primarily to a $76.3 million decrease in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold and, to a lesser extent, a lower gain per dollar of loan sold; and a $2.7 million unfavorable change in loan servicing activities due primarily to increases in payoff curtailment interest losses and a unfavorable change in MSR valuations. Those favorable items were partially offset by a $4.2 million increase in income from real estate and joint ventures held for investment due primarily to higher gains from sales.

          Below is a further discussion of the major other income categories.

Loan and Deposit Related Fees

          Loan and deposit related fees totaled $36.1 million in 2007, down $0.1 million from 2006 and $0.4 million from 2005. During 2007, our loan related fees declined $1.2 million or 30.7% due to lower loan originations, while our deposit related fees increased $1.1 million or 3.4%, due primarily to higher fees from our checking accounts.

          The following table presents a breakdown of loan and deposit related fees during the years indicated.

(In Thousands)	2007	2006	2005

Loan related fees	$2,700	$3,894	$5,525
Deposit related fees:
Automated teller machine fees	9,317	9,324	10,588
Other fees	24,037	22,933	20,383

Total loan and deposit related fees	$36,054	$36,151	$36,496

Real Estate and Joint Ventures Held for Investment

          We recorded a loss in our real estate and joint ventures held for investment of $6.9 million in 2007, compared to income of $11.0 million in 2006 and $6.7 million in 2005. The current year unfavorable change was primarily attributed to writedowns of $8.8 million to reflect declines in the value of single family home lots in which the company is a joint venture partner and lower net gains from sales of $8.9 million (declines of $3.0 million in gains from sales of wholly owned real estate and $5.9 million in gains related to joint venture projects). The writedowns and lower gains related to joint ventures is reported within equity (deficit) in net income (loss) from joint ventures.

          The table below sets forth the key components comprising our income (loss) from real estate and joint venture operations during the years indicated.

(In Thousands)	2007	2006	2005

Net rental operations and income from community development funds	$1,121	$871	$1,342
Net gains on sales of wholly owned real estate	22	3,051	477
Equity (deficit) in net income (loss) from joint ventures	(7,709)	7,031	3,582
(Provision for) reduction of losses on real estate and joint ventures	(319)	-	1,333

Total income (loss) from real estate and joint ventures held for
investment, net	$(6,885)	$10,953	$6,734

          For additional information, see Investments in Real Estate and Joint Ventures on page 55, Allowance for Credit and Real Estate Losses on page 72 and Note 6 of Notes to Consolidated Financial Statements on page 105.

Page 40	Navigation Links

Secondary Marketing Activities

          A loss of $3.2 million was recorded from our loan servicing activities in 2007, compared with a loss of $0.6 million in 2006 and income of $2.1 million in 2005. The primary reason for the $2.6 million unfavorable change from 2006 was a $2.4 million provision for impairment of MSRs, compared to $0.1 million in 2006. Also, the current year payoff and curtailment interest cost category increased $1.3 million from 2006. These unfavorable changes were partially offset by higher cash servicing fees of $0.7 million. At December 31, 2007, loans we serviced with capitalized MSRs totaled $2.4 billion, virtually unchanged from both December 31, 2006 and December 31, 2005. In addition to the loans we serviced for others with capitalized MSRs, we serviced $3.1 billion of loans at December 31, 2007 on a sub-servicing basis for which we have no risk associated with changing MSR values. On loans we sub-service, we receive a fixed fee per loan each month from the owner of the MSRs.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the years indicated.

(In Thousands)	2007	2006	2005

Net cash servicing fees	$7,028	$6,370	$7,091
Payoff and curtailment interest cost (a)	(3,785)	(2,533)	(1,047)
Amortization of mortgage servicing rights	(4,026)	(4,370)	(5,156)
(Provision for) reduction of impairment of mortgage servicing rights	(2,396)	(61)	1,171

Total loan servicing income (loss), net	$(3,179)	$(594)	$2,059

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing activities do not include the benefit of the use of total loan repayments to increase net interest income.

          Sales of loans and mortgage-backed securities we originated declined in 2007 to $1.8 billion, from $3.5 billion in 2006 and $8.3 billion in 2005. Of those sold in 2007, $769 million were nontraditional residential one-to-four unit loans. Net gains associated with sales in 2007 totaled $20.3 million, down from $43.6 million in 2006 and $120.0 million in 2005. Included in these gains was the SFAS 133 impact of valuing derivatives associated with the sale of loans, for which we recorded a gain of $0.1 million in 2007, compared with a loss of $1.1 million in 2006 and a gain of $3.6 million in 2005. Excluding the SFAS 133 impact, a gain of $20.2 million or 1.12% of loans sold was realized in 2007, down from both 1.27% in 2006 and 1.40% in 2005. Net gains included capitalized MSRs of $5.6 million in 2007, compared with $5.3 million in 2006 and $6.4 million in 2005.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the years indicated.

(In Thousands)	2007	2006	2005

Mortgage servicing rights	$5,606	$5,266	$6,424
All other components excluding SFAS 133	14,606	39,457	109,925
SFAS 133	104	(1,108)	3,612

Total net gains on sales of loans and mortgage-backed securities	$20,316	$43,615	$119,961

Secondary marketing gain excluding SFAS 133 as a percentage of
associated sales	1.12%	1.27%	1.40%

          For additional information concerning MSRs, see Note 10 of Notes to Consolidated Financial Statements on page 109.

Securities Available for Sale

          We had no sales of investment securities in 2007 or 2006, compared with gains from sales of less than $1 million in 2005. These securities were classified as available for sale. No securities were held as a partial economic hedge during or at year-end 2007.

Page 41	Navigation Links

Operating Expense

          Our operating expense totaled $258.0 million in 2007, an increase of 6.1% from $243.2 million in 2006 and an increase of 10.5% from $233.6 million in 2005. The current year increase was due primarily to higher costs from our operations of real estate acquired in settlement of loans, which increased $9.2 million to $9.5 million. Our increase in costs of operations of real estate acquired in settlement of loans was due to a higher number of foreclosed properties, as the inventory of single family homes available for sale totaled 326 at year end, up from 33 a year ago, and we had one property comprising 113 single family lots. Our general and administrative expense increased $5.6 million or 2.3%. The increase was primarily in deposit insurance premiums, up $3.7 million, premises and equipment cost, up $3.0 million, and professional fees, up $0.9 million. Those increases were partially offset by lower salaries and related costs of $2.2 million. In 2007, the FDIC changed the deposit insurance premium rates and issued a one-time assessment credit of $5.8 million to recognize our past contributions to the deposit insurance fund. Excluding that credit, our deposit insurance premiums and regulatory assessments would have increased by $9.6 million from a year ago.

          The following table presents a breakdown of key components comprising operating expense during the years indicated.

(In Thousands)	2007	2006	2005

Salaries and related costs	$158,813	$161,060	$153,749
Premises and equipment costs	37,924	34,959	32,271
Advertising expense	5,912	6,227	6,068
Deposit insurance premiums and regulatory assessments	10,175	6,439	3,795
Professional fees	2,695	1,793	1,208
Other general and administrative expense	33,003	32,477	36,556

Total general and administrative expense	248,522	242,955	233,647
Net operation of real estate acquired in settlement of loans	9,486	250	(96)

Total operating expense	$258,008	$243,205	$233,551

Provision for Income Taxes

          Our effective tax rate was 42.1% for 2007, compared with 41.6% for 2006 and 42.1% for 2005. The effective tax rate in each year is affected by various items, including interest expense related to payments of prior year taxes, reductions to federal tax expense due to the settlement of prior year tax return issues and adjustments to income tax reserves related to management’s favorable assessment of our income tax exposure. The net impact of these items was $0.2 million of expense in 2007 and expense reductions of $1.5 million in 2006 and $0.2 million in 2005. See Note 1 on page 92 and Note 16 on page 114 of Notes to the Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For a description of these business segments and the relevant accounting policies, see Item 1. Business on page 1 and Note 1 on page 92 and Note 22 on page 127 of Notes to Consolidated Financial Statements.

          The following table presents by business segment our net income for the years indicated.

(In Thousands)	2007	2006	2005

Banking net income (loss)	$(53,096)	$191,349	$210,926
Real estate investment net income (loss)	(3,503)	8,307	3,551

Total net income (loss)	$(56,599)	$199,656	$214,477

Page 42	Navigation Links

Banking

          Our banking operations had a net loss of $53.1 million in 2007, compared to net income of $191.3 million in 2006 and $210.9 million in 2005. The $419.7 million unfavorable change in 2007 of pre-tax income/(loss) primarily reflected the following:

  A $283.5 million increase in provision for credit losses;
  A $94.8 million or 18.3% decline in net interest income due to a lower level of interest-earning assets and a lower effective interest rate spread;
  A $23.3 million or 53.4% decline in net gains on the sale of loans and mortgage-backed securities due to both a lower level of loans sold and gain per dollar of loan sold; and
  A $13.5 million increase in operating expense, of which $9.2 million related to higher costs associated with the operation of real estate acquired in settlement of loans.

          During 2006, net income from our banking operations decreased $19.6 million. Contributing to the decline was a $76.3 million decrease in net gains on sales of loans and mortgage-backed securities due to a lower volume of loans sold and, to a lesser extent, a lower gain per dollar of loan sold; a $24.3 million increase in provision for credit losses; and a $12.3 million or 5.3% increase in operating expense. Those unfavorable items were partially offset by a $81.6 million or 18.7% increase in net interest income, primarily due to a higher effective interest rate spread.

          The table below sets forth banking operational results and selected financial data for the years indicated.

(In Thousands)	2007	2006	2005

Net interest income	$422,564	$517,321	$435,771
Provision for credit losses	310,131	26,604	2,263
Other income, net	52,480	80,498	161,984
Operating expense	256,738	243,245	230,946
Net intercompany income (expense)	68	(34)	(93)

Income (loss) before income taxes (tax benefits)	(91,757)	327,936	364,453
Income taxes (tax benefits)	(38,661)	136,587	153,527

Net income (loss)	$(53,096)	$191,349	$210,926

At period end
Assets:
Loans and mortgage-backed securities, net	$11,136,655	$14,170,750	$15,821,923
Other	2,258,746	2,025,790	1,265,220

Total assets	13,395,401	16,196,540	17,087,143

Equity	$1,334,417	$1,393,235	$1,204,515

Page 43	Navigation Links

Real Estate Investment

          Our real estate investment operations had a loss of $3.5 million in 2007, compared to income of $8.3 million in 2006 and $3.6 million in 2005. The unfavorable pretax change of $20.1 million during 2007 was due primarily to impairment writedowns of $8.8 million to reflect declines in the value of single family home lots in which the company is a joint venture partner and declines in net gains from sales of $8.9 million.

          The increase during 2006 was primarily due to a $7.6 million increase from gains on sales and a $1.2 million reversal of a litigation reserve established in prior periods due to the successful outcome of a legal matter.

          The table below sets forth real estate investment operational results and selected financial data for the years indicated.

(In Thousands)	2007	2006	2005

Net interest income	$1,274	$1,356	$602
Other income	(6,004)	12,645	7,948
Operating expense	1,270	(40)	2,605
Net intercompany income (expense)	(68)	34	93

Income (loss) before income taxes (tax benefits)	(6,068)	14,075	6,038
Income taxes (tax benefits)	(2,565)	5,768	2,487

Net income (loss)	$(3,503)	$8,307	$3,551

At period end
Assets:
Investments in real estate and joint ventures	$68,679	$59,843	$49,344
Other	19,023	28,548	28,418

Total assets	87,702	88,391	77,762

Equity	$74,046	$77,549	$69,242

          For a further discussion regarding income from real estate investment, see Real Estate and Joint Ventures Held for Investment on page 40, and for information regarding related assets, see Investments in Real Estate and Joint Ventures on page 55.

Page 44	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $3.0 billion or 21.4% from year-end 2006 to a total of $11.1 billion or 83.1% of total assets at December 31, 2007. The decline occurred primarily in loans held for investment, which were down $2.8 billion as repayments exceeded portfolio originations.

          Our loan originations, including loans purchased, totaled $3.8 billion in 2007, down from $7.8 billion in 2006 and $15.1 billion in 2005. During 2007, originations of one-to-four unit residential loans declined by $3.9 billion to $3.7 billion. Of the total one-to-four unit residential loans originated, $2.1 billion or 58% were for portfolio, with the balance for sale in the secondary market. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment was 37% during 2007, compared with 39% in 2006 and 38% in 2005. Refinancing activities related to residential one-to-four unit loans, including new loans to refinance existing loans which we or other lenders originated, constituted 85% of originations during 2007, down from 87% during 2006 but up from 80% during 2005. Loan originations other than one-to-four unit residential declined $104 million to $81 million in 2007, primarily due to a lower level of originations of residential five or more units and land development loans.

          Not included in the above originations are loans in which we modified the terms of the note for borrowers. During 2007, we modified $420 million of loans associated with our borrower retention program. This program provided borrowers who were current with their loan payments to change from an adjustable rate loan subject to negative amortization to less costly financing alternatives, albeit at new interest rates that were no less than those offered new borrowers. Most of these modifications involved adjustable rate loans subject to negative amortization that were modified into either adjustable rate loans whereby the interest rate is fixed for the first three to five years or adjustable rate loans whereby the interest rate adjusts annually. Neither of these products permit negative amortization. An additional $12 million of loans were modified at below market interest rates in loan workout situations.

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

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $2.1 billion in 2007, down from $4.2 billion in 2006 and $7.1 billion in 2005. Of the 2007 total:

  62% were adjustable – fixed for 3-5 years, compared with 27% in 2006;
  22% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index; and
  16% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with 65% in 2006. Of these two indexes, loans tied to the COFI index represented 96% of originations, compared with 90% in 2006.

Page 45	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the years indicated.

(In Thousands)	2007	2006	2005	2004	2003

Loans originated and purchased
Loan investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$334,364	$2,431,406	$5,578,906	$5,995,317	$1,077,726
MTA	12,574	268,360	1,481,639	1,505,413	1,795,628
LIBOR	385,171	229,374	14,188	667,227	405,080
CMT	74,115	125,783	-	-	-
Adjustable – fixed for 3-5 years	1,321,510	1,113,255	5,827	124,008	1,353,320
Fixed	873	224	525	482	22,647

Total residential one-to-four units	2,128,607	4,168,402	7,081,085	8,292,447	4,654,401
Other	80,801	185,078	305,639	628,715	377,355

Total for investment portfolio	2,209,408	4,353,480	7,386,724	8,921,162	5,031,756
Sale portfolio (a)	1,572,424	3,475,552	7,715,200	6,783,718	6,223,868

Total for investment and sale portfolios	$3,781,832	$7,829,032	$15,101,924	$15,704,880	$11,255,624

(a)Primarily residential one-to-four unit loans.

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	December 31,

	2007		2006		2005		2004		2003

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$6,383,837	75%	$9,231,837	77%	$10,733,770	76%	$8,461,835	72%	$4,819,852	61%
MTA	1,256,672	15	2,094,828	18	2,846,273	20	2,224,130	19	2,503,336	32
LIBOR	444,483	5	364,537	3	410,010	3	908,596	8	403,450	5
Other, primarily CMT	394,829	5	209,191	2	155,498	1	119,475	1	185,437	2

Total adjustable loans (a)	$8,479,821	100%	$11,900,393	100%	$14,145,551	100%	$11,714,036	100%	$7,912,075	100%

(a) Excludes residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.

          At December 31, 2007, $7.5 billion or 69% of our total residential one-to-four unit loans held for investment were subject to negative amortization, of which $379 million or 5.03% represented the amount of negative amortization included in the loan balance. The amount of negative amortization included in the loan balance increased $58 million during 2007, as borrowers took advantage of the flexibility of this product. During 2007, approximately 28% of our loan interest income represented negative amortization, compared to 27% in 2006 and 16% in 2005. At origination, these loans had a weighted average loan-to-value ratio of 73%. In addition, $2.7 billion or 25% of our residential one-to-four unit loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

Page 46	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans subject to negative amortization and with interest only payments, along with negative amortization included in the loan balance, loan to value ratio information and weighted average age of the loans, at the dates indicated.

	December 31,

			Negative	Loan to	Current	Weighted
			Amortization	Value	Loan to	Average
	Loan	% of	Included in the	Ratio at	Value	Age
(Dollars in Thousands)	Balance	Total	Loan Balance	Origination	Ratio (a)	(Months)

Loan Investment Portfolio
Residential one-to-four units subject to negative
amortization:
2007:
With negative amortization:
Balance less than or equal to original loan amount	$189,508	3%	$1,253	70%	69%	37
Balance greater than original loan amount	6,501,649	86	377,411	74	78	29

Total with negative amortization	6,691,157	89	378,664	74	78	30
Not utilizing negative amortization	839,433	11	-	69	65	55

Total loans subject to negative amortization	$7,530,590	100%	$378,664	73%	77%	32
As a percentage of total residential one-to-four unit loans	69%

Total loans with interest only payments	$2,745,117			70%	70%	16
As a percentage of total residential one-to-four unit loans	25%

2006:
With negative amortization:
Balance less than or equal to original loan amount	$477,873	4%	$1,933	70%	69%	31
Balance greater than original loan amount	9,320,945	83	318,533	73	76	20

Total with negative amortization	9,798,818	87	320,466	73	75	21
Not utilizing negative amortization	1,401,052	13	-	69	65	41

Total loans subject to negative amortization	$11,199,870	100%	$320,466	73%	74%	23
As a percentage of total residential one-to-four unit loans	85%

Total loans with interest only payments	$1,578,202			69%	68%	12
As a percentage of total residential one-to-four unit loans	12%

(a) Based on current loan balance relative to the lower of the appraised value or sales price at time of origination.

          Our adjustable rate loans subject to negative amortization require a payment recast every five years and additionally when the loan balance reaches the maximum permissible level of negative amortization, while interest only loans require a payment recast when the initial fixed rate or interest only period expires. At payment recast, the fully-indexed interest rate is used to calculate a new monthly loan payment that provides for full amortization of the loan balance over the remaining term of the loan. Generally, the new loan payment is significantly higher and therefore default risk typically increases. We have other adjustable rate loans that also are subject to payment recasts but the new loan payments are not likely to be as severe as those associated with loans subject to negative amortization or interest only payments because the original loan payments already include principal amortization.

Page 47	Navigation Links

          The following table sets forth projected first-time loan payment recasts for our residential one-to-four unit adjustable rate loans subject to negative amortization and interest only payments for the four quarters of 2008 and the annual periods of 2008, 2009 and 2010, but excludes payment recasts projected beyond 2010. To determine projected first-time loan payment recasts, we assumed that borrowers will continue to utilize negative amortization at the same rate as they did in the preceding 12 months and no loans prepay. Therefore, the projected recast amounts may be overstated as some portion of these loans is likely to prepay or be modified as part of our borrower retention or loan workout programs. For example, at the end of 2006, we forecasted that $1.4 billion of loans subject to negative amortization would recast for the first-time in 2007, of which $527 million did recast while:

  $552 million paid off;
  $162 million were modified during 2007 as part of our borrower retention program prior to recast;
  $106 million did not recast during 2007 as borrowers reduced their utilization of negative amortization;
  $17 million were foreclosed upon; and
  $6 million were modified as part of our loan workout program.
	Projected First-Time Loan Recasts at December 31, 2007 for

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year Ended	Year Ended	Year Ended
(Dollars in Thousands)	2008	2008	2008	2008	2008	2009	2010

Loan Investment Portfolio
Residential one-to-four units:
Loans subject to negative amortization	$705,018	$967,339	$865,604	$593,525	$3,131,486	$1,776,267	$901,161
Loans with interest only payments	-	96,532	12,567	2,218	111,317	181,898	30,366

Total	$705,018	$1,063,871	$878,171	$595,743	$3,242,803	$1,958,165	931,527
As a percentage of total residential
one-to-four unit loans	6%	10%	8%	5%	30%	18%	9%

          At year-end 2007, 17% of our residential one-to-four unit loans were originated in 2007, with an additional 27% in 2006 and 32% in 2005, which are relatively new and unseasoned. The following table sets forth our investment portfolio of residential one-to-four unit loans by year of origination segregated by those subject to negative amortization, those with interest only payments and all others at the dates indicated. From year to year, loans may change categories due to modification.

	Loans by Year of Origination

(Dollars in Thousands)	2003 and Prior	2004	2005	2006	2007	Balance

Loan Investment Portfolio
Residential one-to-four units:
At December 31, 2007:
Loans subject to negative amortization	$624,937	$1,440,183	$3,144,364	$1,888,298	$432,808	$7,530,590
Loans with interest only payments	125,118	108,723	183,345	1,024,462	1,303,469	2,745,117
All other loans	214,360	47,660	99,946	78,344	161,211	601,521

Total residential one-to-four units	$964,415	$1,596,566	$3,427,655	$2,991,104	$1,897,488	$10,877,228
As a percentage of total residential

one-to-four unit loans	9%	15%	32%	27%	17%	100%

	2002 and Prior	2003	2004	2005	2006	Balance

At December 31, 2006:
Loans subject to negative amortization	$676,964	$463,638	$2,862,683	$4,713,128	$2,483,457	$11,199,870
Loans with interest only payments	-	178,416	97,103	12,446	1,290,237	1,578,202
All other loans	225,312	78,341	28,146	7,329	109,804	448,932

Total residential one-to-four units	$902,276	$720,395	$2,987,932	$4,732,903	$3,883,498	$13,227,004
As a percentage of total residential

one-to-four unit loans	7%	5%	23%	36%	29%	100%

Page 48	Navigation Links

          At year-end 2007, 89% of our real estate loans were concentrated and secured by properties located in California. The following table sets forth the major geographic distribution of our investment portfolio of residential one-to-four unit loans at the dates indicated.

	December 31,

	2007		2006
		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$2,000,364	18%	$2,503,267	19%
San Diego	1,255,132	12	1,524,947	11
Orange	877,618	8	1,066,863	8
Santa Clara	849,659	8	936,406	7
Alameda	538,137	5	618,164	5
Riverside	537,485	5	677,960	5
Contra Costa	476,209	4	563,727	4
San Bernardino	338,590	3	431,193	3
Sacramento	325,473	3	395,679	3
San Mateo	273,983	3	340,691	3
All other counties	2,182,131	20	2,642,564	20

Total California	9,654,781	89	11,701,461	88
Arizona	466,600	4	523,532	4
All other states	755,847	7	1,002,011	8

Total residential one-to-four units	$10,877,228	100%	13,227,004	100%

          The following table sets forth our investment portfolio of residential one-to-four unit loans by the Fair Isaac Corporation credit score model ("FICO") of the borrower at origination at the dates indicated.

	December 31,

	2007		2006

		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$407,764	4%	$645,004	5%
621 to 659	2,573,185	24	3,344,594	25
660 to 719	4,122,326	38	5,095,599	39
720 and above	3,630,721	33	3,964,348	30
Not available	143,232	1	177,459	1

Total residential one-to-four units	$10,877,228	100%	$13,227,004	100%

Weighted average FICO score for loan investment portfolio of
residential one-to-four units	697		692

Page 49	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, if private mortgage insurance has been removed, the loan-to-value ratios have been updated to reflect the current loan balance and an updated appraisal.

	December 31,

	2007			2006

		% of	% of		% of	% of
(Dollars in Thousands)	Amount	Total	Total	Amount	Total	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,539,989	15%	14%	$1,940,772	15%	15%
61% to 70%	1,931,397	19	18	2,349,016	19	18
71% to 80%	6,866,261	66	63	8,271,605	66	62

Total 80% or below	10,337,647	100	95	12,561,393	100	95
81% to 85%:
With private mortgage insurance:
MGIC	7,805	9		5,935	6
RMIC	42,231	51		45,584	47
UGI	31,131	38		42,779	44
All others	1,452	2		2,385	3

Total with private mortgage insurance	82,619	100	1	96,683	100	1
Without private mortgage insurance	1,728		-	1,789		-

Total 81% to 85%	84,347		1	98,472		1
86% to 90%:
With private mortgage insurance:
MGIC	19,563	10		20,411	9
RMIC	107,673	58		129,320	56
UGI	53,423	29		73,780	32
All others	4,959	3		7,960	3

Total with private mortgage insurance	185,618	100	2	231,471	100	2
Without private mortgage insurance	4,624		-	5,960		-

Total 86% to 90%	190,242		2	237,431		2
90% and above:
With private mortgage insurance:
MGIC	19,981	9		24,574	8
RMIC	132,823	57		164,307	55
UGI	73,066	31		100,030	33
All others	7,398	3		11,635	4

Total with private mortgage insurance	233,268	100%	2	300,546	100%	2
Without private mortgage insurance (a)	28,778		-	25,569		-

Total 90% and above	262,046		2	326,115		2
Not available	2,946		-	3,593		-

Total residential one-to-four units	$10,877,228		100%	$13,227,004		100%

Weighted average loan-to-value ratio for loan investment
portfolio of residential one-to-four units	72%			72%

(a) Primarily related to Community Reinvestment Act activities.

Page 50	Navigation Links

          In addition to the other credit risks already identified, 82% of our residential one-to-four unit loans held for investment at year-end 2007 were underwritten based on borrower stated income and asset verification and an additional 7% were underwritten with no verification of either borrower income or assets.

          Credit risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value ratio limitations. For example, at December 31, 2007, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 72%. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values after the loans were originated. For example, while residential property values increased in the past thereby further reducing our exposure to credit risk, home value declines emerged in 2006 and are continuing in most markets in which we lend. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 44% of these loans were originated in the last two years. For further information, see Residential Real Estate Lending on page 4, and Risk Factors on page 22.

          We originated $11 million of home equity loans and lines of credit in 2007, down from $27 million in 2006 and $159 million in 2005. We originated $1 million of loans secured by multi-family properties in 2007, compared with $70 million in 2006 and none in 2005. During 2007, we originated $55 million of construction loans, compared to $34 million in 2006 and $97 million in 2005. Our origination of land development loans totaled $6 million in 2007, down from $49 million in 2006 and $46 million in 2005. Origination of commercial non-mortgage loans totaled $1 million in 2007, with none in 2006. Origination of consumer loans totaled $5 million in 2007, unchanged from 2006 and up from $3 million in 2005.

          At December 31, 2007, our unfunded loan application pipeline totaled $741 million. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $278 million, of which $82 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $248 million and loans in process of $59 million. We believe our current sources of funds will be adequate relative to these obligations.

Page 51	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities during the years indicated.

(In Thousands)	2007	2006	2005	2004	2003

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$806,224	$3,033,321	$7,012,206	$7,930,764	$3,260,914
Adjustable – fixed for 3-5 years	1,321,510	1,113,255	5,827	124,008	704,318
Fixed	873	155	525	284	21,915

Total residential one-to-four units	2,128,607	4,146,731	7,018,558	8,055,056	3,987,147
Home equity loans and lines of credit	11,493	26,512	158,697	528,453	176,820
Residential five or more units – adjustable	1,185	69,668	-	20,801	46,774

Total residential	2,141,285	4,242,911	7,177,255	8,604,310	4,210,741
Commercial real estate	1,350	630	-	10,039	3,847
Construction	55,159	33,567	97,437	36,817	80,201
Land	5,899	49,389	46,218	28,053	19,589
Non-mortgage:
Commercial	800	-	200	1,375	2,585
Consumer	4,915	5,312	3,087	2,124	8,906

Total loans originated	2,209,408	4,331,809	7,324,197	8,682,718	4,325,869
Real estate loans purchased:
One-to-four units	-	21,671	62,527	237,391	667,254
Other (a)	-	-	-	1,053	38,633

Total real estate loans purchased	-	21,671	62,527	238,444	705,887

Total loans originated and purchased	2,209,408	4,353,480	7,386,724	8,921,162	5,031,756
Loan repayments	(4,777,673)	(6,215,012)	(5,716,880)	(4,570,630)	(5,212,106)
Other net changes (b, c)	(205,859)	311,658	279,754	(1,059,114)	(24,171)

Increase (decrease) in loans held for investment, net	(2,774,124)	(1,549,874)	1,949,598	3,291,418	(204,521)

Sale Portfolio
Originated whole loans:
Residential one-to-four units	1,556,552	3,471,366	7,658,295	6,715,955	6,219,652
Non-mortgage loans	-	-	-	730	3,154
Residential one-to-four unit loans purchased	15,872	4,186	56,905	67,033	1,062
Loans transferred from (to) the investment portfolio (c)	(24,140)	(44,163)	(31,582)	977,625	(7,274)
Originated whole loans sold	(758,492)	(2,588,250)	(7,298,576)	(5,090,301)	(939,373)
Loans exchanged for mortgage-backed securities (d)	(1,039,106)	(933,160)	(1,029,223)	(1,796,201)	(5,642,483)
Capitalized basis adjustment (e)	(125)	733	3,625	(4,331)	(1,816)
Other net changes (f)	(10,392)	(11,985)	(31,241)	(15,278)	(7,135)

Increase (decrease) in loans held for sale, net	(259,831)	(101,273)	(671,797)	855,232	(374,213)

Mortgage-backed securities, net:
Received in exchange for loans (d)	1,039,106	933,160	1,029,223	1,796,201	5,642,483
Sold (c)	(1,039,106)	(933,160)	(1,029,223)	(1,796,201)	(5,642,483)
Repayments	(141)	(26)	(24)	(24)	(1,882)
Other net changes	1	-	(3)	(6)	(37)

Decrease in mortgage-backed securities available for sale	(140)	(26)	(27)	(30)	(1,919)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(259,971)	(101,299)	(671,824)	855,202	(376,132)

Total increase (decrease) in loans and
mortgage-backed securities, net	$(3,034,095)	$(1,651,173)	$1,277,774	$4,146,620	$(580,653)

(a) Primarily five or more unit residential loans.
(b) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(c) During the fourth quarter of 2004, we transferred to our sale portfolio and sold approximately $1 billion of our loans held for investment.
(d) These transactions typically involve creation of an MBS by a government sponsored entity (GSE) from loans sold by, and delivered by, us to the GSE. While the GSE is obligated to provide us with the MBS in exchange for the sold loans, the GSE typically fulfills this commitment through delivery of the MBS directly to the third-party purchaser based on a forward sales commitment made by us to that third party. The sales of both the loans and MBS are settled typically on a same-day basis such that we do not retain the MBS. If the MBS were to be retained with an intent to sell, we would classify the security as held for trading and record changes in fair value in our consolidated statement of income.
(e) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
(f) Primarily included repayments and the change in net deferred costs and premiums.

Page 52	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2007	2006	2005	2004	2003

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$8,302,538	$11,786,038	$14,014,908	$11,657,649	$7,885,761
Adjustable – fixed for 3-5 years	2,528,287	1,397,516	608,355	1,037,373	1,730,275
Fixed	46,403	43,450	51,427	68,497	109,474

Total residential one-to-four units	10,877,228	13,227,004	14,674,690	12,763,519	9,725,510
Home equity loans and lines of credit	138,305	187,939	274,014	276,666	84,215
Residential five or more units:
Adjustable	100,098	112,580	68,390	95,163	91,024
Fixed	865	908	1,141	1,424	1,904
Commercial real estate:
Adjustable	23,837	23,943	25,547	28,384	36,142
Fixed	2,590	2,757	3,244	4,294	13,144
Construction	81,098	52,922	82,379	67,519	105,706
Land	49,521	58,910	23,630	25,569	16,855
Non-mortgage:
Commercial	5,000	2,400	3,981	4,997	4,975
Consumer	5,989	6,778	6,693	7,990	14,927

Total loans held for investment	11,284,531	13,676,141	15,163,709	13,275,525	10,094,402
Increase (decrease) for:
Undisbursed loan funds	(60,057)	(40,208)	(51,838)	(49,089)	(56,543)
Net deferred costs and premiums	156,853	232,294	279,888	214,467	107,594
Allowance for loan losses	(348,167)	(60,943)	(34,601)	(33,343)	(29,311)

Total loans held for investment, net	11,033,160	13,807,284	15,357,158	13,407,560	10,116,142

Sale Portfolio
Loans held for sale:
Residential one-to-four units	103,320	358,128	459,081	1,122,534	276,295
Non-mortgage	-	-	-	-	3,090
Net deferred costs and premiums	(109)	4,789	5,841	17,810	1,396
Capitalized basis adjustment (a)	173	298	(434)	(4,059)	272

Total loans held for sale, net	103,384	363,215	464,488	1,136,285	281,053
Mortgage-backed securities available for sale:
Adjustable	111	251	277	304	334
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	111	251	277	304	334

Total loans held for sale and mortgage-backed
securities available for sale	103,495	363,466	464,765	1,136,589	281,387

Total loans and mortgage-backed securities, net	$11,136,655	$14,170,750	$15,821,923	$14,544,149	$10,397,529

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.

          We carry loans for sale at the lower of cost or fair value. At December 31, 2007, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at December 31, 2007, was essentially equal to our cost basis.

Page 53	Navigation Links

          The table below sets forth the scheduled contractual maturities, including principal amortization, of our loan and mortgage-backed securities portfolio, including loans held for sale, at December 31, 2007.

		After 1 Year	After 2 Years	After 3 Years	After 5 Years	After 10 Years
	Within	Through 2	Through 3	Through 5	Through 10	Through 15	Beyond
(In Thousands)	1 Year	Years	Years	Years	Years	Years	15 Years	Total

Loans secured by real estate:
Residential:
One-to-four units:
Adjustable by index:
COFI	$49,929	$54,001	$58,407	$131,503	$434,948	$643,804	$5,022,080	$6,394,672
MTA (a)	10,458	11,307	12,222	27,496	90,794	134,079	1,078,363	1,364,719
LIBOR (b)	31,735	33,806	36,016	79,237	248,046	340,316	1,803,829	2,572,985
Other, primarily CMT (c)	8,422	8,910	9,423	20,507	62,573	82,833	306,938	499,606
Fixed	2,182	2,327	2,719	5,450	17,104	23,529	95,255	148,566
Home equity loans and
lines of credit (d)	393	635	854	5,476	130,947	-	-	138,305
Five or more units:
Adjustable	16,785	18,019	19,343	22,947	2,604	20,400	-	100,098
Fixed	27	27	28	204	202	294	83	865
Commercial real estate:
Adjustable	486	524	562	1,253	20,909	103	-	23,837
Fixed	140	157	2,061	232	-	-	-	2,590
Construction	53,416	27,682	-	-	-	-	-	81,098
Land	47,522	30	33	74	248	374	1,240	49,521
Non-mortgage:
Commercial	5,000	-	-	-	-	-	-	5,000
Consumer	1,353	1,517	1,705	1,414	-	-	-	5,989

Total loans	227,848	158,942	143,373	295,793	1,008,375	1,245,732	8,307,788	11,387,851
Mortgage-backed securities	3	4	4	8	25	34	33	111

Total loans and mortgage-
backed securities	$227,851	$158,946	$143,377	$295,801	$1,008,400	$1,245,766	$8,307,821	$11,387,962

(a) Included $19 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(b) Included $213 million of residential one-to-four unit adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(c) Included $2.2 billion of residential one-to-four adjustable–fixed for 3-5 year loans still in their initial fixed rate period.
(d) Home equity loans are interest only, with balances due at the end of the term. All or part of the outstanding balances may be paid off at any time during the term without penalty.

          At December 31, 2007, the maximum amount the Bank could have loaned to any one borrower, and related entities, per regulatory limits was $229 million or $381 million for loans secured by readily marketable collateral, compared with $234 million or $390 million for loans secured by readily marketable collateral at year-end 2006. We do not expect these regulatory limitations will adversely impact our proposed lending activities during 2008.

Investment Securities

          The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,

(In Thousands)	2007	2006	2005	2004	2003

Federal funds	$5,900	$1	$-	$-	$1,500
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	1,549,818	1,433,113	626,249	496,944	690,281
Other	61	63	64	65	66

Total investment securities	$1,555,779	$1,433,177	$626,313	$497,009	$691,847

Page 54	Navigation Links

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2007 are presented in the following table. The unrealized losses on investment securities that have been in a loss position for less than 12 months and 12 months or longer are due to changes in market interest rates and are not considered to be other than temporary. We have the intent and ability to hold these securities until the temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	99,980	20	4,997	3	104,977	23
Other	-	-	-	-	-	-

Total temporarily impaired securities	$99,980	$20	$4,997	$3	$104,977	$23

          The following table sets forth the contractual maturities of our investment securities and their weighted average yields at December 31, 2007.

	Amount Due as of December 31, 2007

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$5,900	$-	$-	$-	$5,900
Weighted average yield	1.00%	-%	-%	-%	1.00%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	-	941,453	508,385	99,980	1,549,818
Weighted average yield	-%	5.16%	5.02%	5.00%	5.11%
Other	-	-	-	61	61
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$5,900	$941,453	$508,385	$100,041	$1,555,779
Weighted average yield	1.00%	5.16%	5.02%	5.00%	5.09%

(a) At December 31, 2007, 14% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 1.00% at various specified dates ranging from November 2008 to November 2021. In addition, at December 31, 2007, all of these investment securities contained call provisions from January 2008 to August 2022. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.

Investments in Real Estate and Joint Ventures

          DSL Service Company participates as an owner of, or a partner in, a variety of real estate development projects, principally residential developments and retail neighborhood shopping centers, most of which are located in California. At December 31, 2007, the Bank had no loan commitments to the joint ventures. For additional information regarding these real estate investments, see Note 6 of Notes to the Consolidated Financial Statements on page 105.

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

          As of December 31, 2007, DSL Service Company was involved with one joint venture partner. This partner was the operator of three residential housing development projects. DSL Service Company also had three wholly owned retail neighborhood shopping centers located in California and Arizona.

Page 55	Navigation Links

          Our investment in real estate and joint ventures amounted to $69 million at December 31, 2007, compared with $60 million at December 31, 2006 and $49 million at December 31, 2005. The increase during 2007 was primarily attributed to additional investments of $10 million primarily in existing wholly owned projects, $3 million in investments of community development funds and $3 million for the purchase of land. These increases were partially offset by our share of net losses on joint ventures of $7 million. The increase during 2006 was primarily attributed to the purchase of an investment with a carrying value of $11 million, additional increases of $4 million in investments of community development funds and $2 million primarily in existing wholly owned projects. This was offset by the partial sale of a project with a carrying value of $6 million.

          The following table sets forth the condensed balance sheet of DSL Service Company’s residential joint ventures at the dates indicated, on a historical cost basis.

	December 31,

(Dollars in Thousands)	2007	2006

Assets
Cash	$5,157	$8,683
Projects under development	48,763	74,659
Other assets	264	4,079

	$54,184	$87,421

Liabilities and Equity
Liabilities:
Notes payable	$41,110	$56,088
Other	4,448	4,743
Equity (deficit):
DSL Service Company (a)	17,365	24,791
Allowance for losses provided by DSL Service Company (b)	319	-
Other partners (b)	(9,058)	1,799

Net equity	8,626	26,590

	$54,184	$87,421

Number of joint venture projects	3	4

(a) Included priority return payments from joint ventures to DSL Service Company.
(b) Represents the other partner’s equity (deficit) interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of funding costs and asset impairment writedowns. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of our internal asset review process, we compare the fair value of joint venture real estate assets, net of secured notes payable to others, to the partners’ equity (deficit) investment. To the extent the net fair value of real estate assets is less than the partners’ equity (deficit) investment, we make a provision to create a valuation allowance for DSL Service Company’s share of the loss. No valuation allowance was required at December 31, 2006.

Page 56	Navigation Links

          The following table sets forth by property type our investments in real estate and related allowances for losses at December 31, 2007 and 2006. For further information regarding the establishment of loss allowances, see Allowance for Credit and Real Estate Losses on page 72.

		Retail
		Neighborhood
(Dollars in Thousands)	Residential	Shopping Centers	Land	Total

2007:
Investment in wholly owned projects (a)	$-	$890	$39,698	$40,588
Investment in community development funds	10,829	-	-	10,829
Allowance for losses	-	-	(103)	(103)

Net investment in real estate projects	$10,829	$890	$39,595	$51,314

Number of projects	9	3	8	20

2006:
Investment in wholly owned projects (a)	$-	$911	$26,613	$27,524
Investment in community development funds	7,631	-	-	7,631
Allowance for losses	-	-	(103)	(103)

Net investment in real estate projects	$7,631	$911	$26,510	$35,052

Number of projects	9	3	6	18

(a) Included five free-standing stores that are part of neighborhood shopping centers totaling less than $1 million, which we counted as one project at both December 31, 2007 and 2006.

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

Deposits

          Our deposits declined $1.3 billion or 10.9% in 2007 and totaled $10.5 billion at year end. Compared with the year-ago period, our certificates of deposit declined $890 million or 9.8%, while our lower-rate transaction accounts (i.e., checking, money market and regular passbook) declined $399 million or 14.9%, due primarily to a decline of $233 million in regular passbook accounts. Although deposits declined during the year, the number of checking accounts increased 5.7%.

           During 2007, one in-store branch was closed due to the closure or sale of the grocery stores in which it was located and one traditional branch was opened. At December 31, 2007, our total number of branches was 172, of which 168 were in California and four were in Arizona. The average deposit size of our 82 traditional branches was $102 million, while the average deposit size of our 90 in-store branches was $24 million.

Page 57	Navigation Links

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	December 31,

	2007		2006		2005

	Weighted		Weighted		Weighted
	Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking (a)	-%	$645,730	-%	$769,086	-%	$705,077
Interest-bearing checking (a)	0.27	464,980	0.28	493,620	0.30	529,133
Money market	1.04	134,640	1.04	148,448	1.05	164,192
Regular passbook	0.95	1,035,964	0.97	1,269,420	1.04	1,816,635

Total transaction accounts	0.55	2,281,314	0.57	2,680,574	0.69	3,215,037
Certificates of deposit:
Less than 2.00%	1.25	21,915	1.29	22,566	1.68	86,992
2.00-2.49	2.31	148	2.29	686	2.41	147,632
2.50-2.99	2.83	6,889	2.80	25,375	2.78	215,297
3.00-3.49	3.28	72,288	3.30	128,294	3.27	1,001,901
3.50-3.99	3.86	43,481	3.89	237,155	3.78	4,114,751
4.00-4.49	4.29	306,302	4.31	692,386	4.17	2,622,618
4.50-4.99	4.85	6,026,108	4.82	2,722,829	4.81	455,192
5.00-5.49	5.10	1,736,673	5.19	5,008,378	5.07	14,516
5.50 and greater	6.00	923	5.54	266,626	5.61	2,912

Total certificates of deposit	4.85	8,214,727	4.94	9,104,295	3.83	8,661,811

Total deposits	3.92%	$10,496,041	3.95%	$11,784,869	2.98%	$11,876,848

(a) Included amounts swept into money market deposit accounts.

          The following table shows at December 31, 2007 our certificates of deposit maturities by interest rate category.

	Less
	Than	3.50% -	4.00% -	4.50% -	5.00% -	5.50%		Percent
(Dollars in Thousands)	3.49%	3.99%	4.49%	4.99%	5.49%	and Greater	Total (a)	of Total

Within 3 months	$47,776	$12,563	$26,578	$2,515,872	$990,838	$233	$3,593,860	44%
4 to 6 months	9,355	509	32,749	2,117,216	487,099	683	2,647,611	32
7 to 12 months	26,345	2,058	155,070	1,223,459	255,802	7	1,662,741	20
13 to 24 months	17,753	18,993	33,439	83,841	1,970	-	155,996	2
25 to 36 months	10	9,271	46,927	16,107	526	-	72,841	1
37 to 60 months	1	87	11,539	69,613	438	-	81,678	1
Over 60 months	-	-	-	-	-	-	-	-

Total	$101,240	$43,481	$306,302	$6,026,108	$1,736,673	$923	$8,214,727	100%

(a) Includes certificates of deposit of $100,000 and over totaling $1.7 billion with maturities within 3 months, $1.2 billion with maturities of 4 to 6 months, $0.7 billion with maturities of 7 to 12 months and $0.1 billion with a remaining term of more than 12 months.

Borrowings

          At December 31, 2007, borrowings totaled $1.4 billion, down from $2.8 billion at year-end 2006 and $3.8 billion at year-end 2005. The decrease during 2007 was due primarily to a decline of $944 million in FHLB advances and $470 million in securities sold under agreements to repurchase. During 2004, the holding company issued $200 million of 6.5% 10-year unsecured senior notes. The net proceeds, after deducting underwriting discounts and our offering expenses, were approximately $198 million. Those proceeds were used to redeem our $124 million of 10% junior subordinated debentures prior to their maturity and, in turn, to redeem the related capital securities and make a capital investment in the Bank to support its asset growth. We redeemed our junior subordinated debentures because of the lower interest rate at which we were able to issue the senior debt, which has resulted in lower interest expense.

Page 58	Navigation Links

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	December 31,

(Dollars in Thousands)	2007	2006	2005	2004	2003

Securities sold under agreements to repurchase	$-	$469,971	$-	$-	$-
Federal Home Loan Bank advances (a)	1,197,100	2,140,785	3,557,515	4,559,622	2,125,150
Real estate notes	-	-	-	-	4,161
Senior notes	198,445	198,260	198,087	197,924	-
Junior subordinated debentures (b)	-	-	-	-	123,711

Total borrowings	$1,395,545	$2,809,016	$3,755,602	$4,757,546	$2,253,022

Weighted average rate on borrowings during the year (a)	5.89%	5.40%	3.65%	2.62%	4.46%
Total borrowings as a percentage of total assets	10.41	17.33	21.97	30.40	19.35

(a) Starting in the first quarter of 2004, the impact of interest rate swap contracts was included, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
(b) On July 23, 2004, we redeemed our junior subordinated debentures before maturity.

          The following table sets forth certain information with respect to our short-term borrowings.

(Dollars in Thousands)	2007	2006	2005

FHLB advances with original maturities less than one year:
Balance at end of year	$745,490	$1,660,000	$2,975,000
Average balance outstanding during the year	839,336	2,666,010	3,337,865
Maximum amount outstanding at any month-end during the year	1,399,600	3,290,000	4,360,000
Weighted average interest rate during the year	5.23%	5.04%	3.19%
Weighted average interest rate at end of year	4.55	5.38	4.39
Securities sold under agreements to repurchase:
Balance at end of year	$-	$469,971	$-
Average balance outstanding during the year	507,099	234,596	-
Maximum amount outstanding at any month-end during the year	666,575	469,971	-
Weighted average interest rate during the year	5.25%	5.32%	-%
Weighted average interest rate at the end of year	-%	5.30%	-%
Total short-term borrowings:
Average balance outstanding during the year	$1,346,435	$2,900,422	$3,337,865
Weighted average interest rate during the year	5.24%	5.06%	3.19%

          At year-end 2007, intermediate and long-term borrowings totaled $650 million, down from $679 million at December 31, 2006. The weighted average rate on our intermediate and long-term borrowings at year-end 2007 was 7.13%.

          The following table sets forth the maturities of our intermediate and long-term borrowings at December 31, 2007.

(In Thousands)

2008	$426,610
2009	-
2010	-
2011	-
2012	25,000
Thereafter	198,445

Total intermediate and long-term borrowings	$650,055

Page 59	Navigation Links

Off-Balance Sheet Arrangements

          We consolidate majority-owned subsidiaries that we control. We account for other affiliates, including joint ventures, in which we do not exhibit significant control or have majority ownership, by the equity method of accounting. For those relationships in which we own less than 20%, we generally carry them at cost. In the course of our business, we participate in real estate joint ventures through our wholly-owned subsidiary, DSL Service Company. Our real estate joint ventures do not require consolidation as a result of applying the provisions of Financial Accounting Standards Board Interpretation 46 (revised December 2003). For further information regarding our real estate joint venture partnerships, see Note 6 of Notes to the Consolidated Financial Statements on page 105.

          We also utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, and commitments to purchase loans, mortgage-backed securities for our portfolio, and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information regarding these commitments, see Asset/Liability Management and Market Risk on page 60, Contractual Obligations and Other Commitments on page 79 and Note 20 of Notes to the Consolidated Financial Statements on page 120.

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

Transactions with Related Parties

          There are no related party transactions required to be disclosed in accordance with FASB Statement No. 57, Related Party Disclosures. Loans to our executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.

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

Page 60	Navigation Links

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

Page 61	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of December 31, 2007, as well as other information regarding the repricing and maturity differences between our interest-earning assets and the total of deposits and borrowings in future periods. We refer to these differences as "gap." We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and "repricing mechanisms" (i.e., provisions for changes in the interest and dividend rates of assets and liabilities). We assume prepayment rates on substantially all of our loan portfolio based upon our historical loan prepayment experience to anticipate future prepayments. Since the repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, these assets may not respond to changes in market interest rates as completely or as rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	December 31, 2007

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$1,093,958	$532,724	$61	$-	$-	$1,626,743
Loans and mortgage-backed securities, net: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	8,690,792	232,279	1,729,791	-	-	10,652,862
Fixed	104,835	3,799	20,783	11,398	6,215	147,030
Home equity loans and lines of credit	137,233	8	41	4	-	137,286
Residential five or more units:
Adjustable	72,289	9,267	5,689	-	-	87,245
Fixed	98	104	431	187	39	859
Commercial real estate	20,107	3,043	2,399	-	-	25,549
Construction	39,051	-	-	-	-	39,051
Land	37,407	-	-	-	-	37,407
Non-mortgage loans:
Commercial	3,595	-	-	-	-	3,595
Consumer	5,660	-	-	-	-	5,660
Mortgage-backed securities	111					111

Total loans and mortgage-backed securities, net	9,111,178	248,500	1,759,134	11,589	6,254	11,136,655

Total interest-earning assets	$10,205,136	$781,224	$1,759,195	$11,589	$6,254	$12,763,398

Transaction accounts:
Non-interest-bearing checking (c)	$645,730	$-	$-	$-	$-	$645,730
Interest-bearing checking (d)	464,980	-	-	-	-	464,980
Money market (e)	134,640	-	-	-	-	134,640
Regular passbook (e)	1,035,964	-	-	-	-	1,035,964

Total transaction accounts	2,281,314	-	-	-	-	2,281,314
Certificates of deposit (f)	6,241,471	1,662,741	310,515	-	-	8,214,727

Total deposits	8,522,785	1,662,741	310,515	-	-	10,496,041
FHLB advances and other borrowings	770,490	426,610	-	-	-	1,197,100
Senior notes	-	-	-	198,445	-	198,445
Impact of swap contracts hedging borrowings	430,000	(430,000)	-	-	-	-

Total deposits and borrowings	$9,723,275	$1,659,351	$310,515	$198,445	$-	$11,891,586

Excess (shortfall) of interest-earning assets over
deposits and borrowings	$481,861	$(878,127)	$1,448,680	$(186,856)	$6,254	$871,812
Cumulative gap	481,861	(396,266)	1,052,414	865,558	871,812
Cumulative gap – as a percentage of total assets:
December 31, 2007	3.59%	(2.96)%%	7.85%	6.46%	6.50%
December 31, 2006	10.86	0.92	8.29	7.14	7.18
December 31, 2005	23.22	11.19	7.08	5.80	5.82

(a) Includes FHLB stock and is based on contractual maturity and repricing/call date.
(b) Based on contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Even though no interest is paid on these accounts, they are classified as repricing within 6 months, which increases negative gap.
(d) Included amounts swept into money market deposit accounts and is subject to immediate repricing.
(e) Subject to immediate repricing.
(f) Based on contractual maturity.

Page 62	Navigation Links

          Our cumulative gap at December 31, 2007 was a positive 6.50%. This means more interest-earning assets mature or reprice compared with deposits and borrowings. This is down from a positive cumulative gap of 7.18% at December 31, 2006 and up from a positive cumulative gap of 5.82% at December 31, 2005.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio. We originated and purchased for investment loans and mortgage-backed securities with adjustable interest rates or maturities of five years or less of approximately $2.2 billion during 2007, $4.4 billion during 2006 and $7.4 billion during 2005. These loans represented essentially all loans and mortgage-backed securities originated and purchased for investment during 2007, 2006 and 2005.

          At December 31, 2007, 2006 and 2005, essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less. At December 31, 2007, these loans amounted to $11.2 billion, compared with $13.6 billion at December 31, 2006, and $15.1 billion at December 31, 2005. During 2007, we will continue to offer residential fixed rate loan products to our customers primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure. For further information, see Secondary Marketing and Loan Servicing Activities on page 6.

          In general, we are better protected against rising interest rates with a positive cumulative gap. However, we remain subject to possible interest rate spread compression, which would adversely impact our net interest income if interest rates rise. This is primarily due to the lag in repricing of the indices, to which our adjustable rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on these adjustable rate loans and mortgage-backed securities. The amount of such interest rate spread compression would depend upon the frequency and severity of such interest rate fluctuations.

          In addition to measuring interest rate risk via a gap analysis, we establish limits on, and measure the sensitivity of, our net interest income and net portfolio value to changes in interest rates, primarily parallel, instantaneous and sustained movements in interest rates in 100 basis point increments. We utilize an internally maintained asset/liability management simulation model to make the calculations which, for net portfolio value, are calculated on a discounted cash flow basis. First, we estimate our net interest income for the next twelve months and the current net portfolio value assuming no change in interest rates from those at period end. Once this "base-case" has been estimated, we make calculations for each of the defined changes in interest rates, to include any anticipated differences in the prepayment speeds of loans. We then compare those results against the base case to determine the estimated change to net interest income and net portfolio value due to the changes in interest rates. The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2007 and 2006. Since we base these estimates on numerous assumptions, like the expected maturities of our interest-bearing assets and liabilities and the shape of the period-ending interest rate yield curve, our actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

	2007		2006

	Percentage Change in		Percentage Change in

Change in Interest Rates	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(In Basis Points)	Income (a)	Value (b)	Income (a)	Value (b)

+200	(17.2)%	(11.1)%	(7.7)%	(11.9)%
+100	(8.7)	(3.1)	(3.1)	(3.5)
(100)	6.1	(1.1)	3.8	0.1
(200)	12.3	(7.1)	5.9	(1.8)

(a) The percentage change in this column represents net interest income for 12 months in the base-case interest rate environment versus the net interest income in the various rate scenarios.
(b) The percentage change in this column represents the net portfolio value of the Bank in the base-case interest rate environment versus the net portfolio value in the various rate scenarios.

Page 63	Navigation Links

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2007. This data differs from that in the gap table as it is not based on the repricing characteristics of assets and liabilities. Rather, it reflects expected maturities for certificates of deposits and assets, other than loans originated for sale, based on contractual maturities, call provisions (if any) for investment securities, and prepayments of principal for loans based primarily on our recent experience. The average projected constant prepayment rate ("CPR") is 18% on our residential mortgage loan portfolios, excluding the impact of loans modified pursuant to our borrower retention program. The expected maturities for loans originated for sale are based on their underlying sales contracts and prior sales experience, resulting in maturities of less than one year. For transaction accounts, we have applied "decay factors" to estimate deposit account runoff based on our historical experience adjusted for current market conditions. These decay factors average 26% per year for all transaction accounts on an aggregate basis. The actual maturities of the above noted instruments could vary substantially if future prepayments or deposit runoff differ from our assumptions.

          Market risk sensitive instruments are generally defined as on-and off-balance sheet derivatives and other financial instruments. The weighted average interest rates for the various fixed-rate and variable-rate assets and liabilities presented are based on the actual rates that existed at December 31, 2007. The fair value of our financial instruments is determined as follows:

  Fed funds and FHLB Stock equal their book values due to their short-term repricing characteristics.
  Investment securities and mortgage-backed securities are based on bid prices, or bid quotations received from securities dealers or readily available market quote systems.
  The fair value of single family residential loans is derived from bid prices or price indications from securities dealers or readily available market quote systems for loans with similar characteristics. The fair value of all other loans is derived by discounting future contractual cash flows by estimated market interest rates for loans with similar characteristics, adjusted for anticipated losses.
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

Page 64	Navigation Links

	Expected Maturity at December 31, 2007

							Total	Fair
(Dollars in Thousands)	2008	2009	2010	2011	2012	Thereafter	Balance	Value

Investment securities and FHLB stock	$1,555,718	$-	$-	$-	$-	$71,025	$1,626,743	$1,626,743
Weighted average interest rate (a)	5.09%	-%	-%	-%	-%	5.49%	5.11%
Mortgage-backed securities
available for sale	47	27	16	9	5	7	111	111
Weighted average interest rate (a)	5.80%	5.80%	5.80%	5.80%	5.80%	5.80%	5.80%
Loans secured by real estate, net: (b)
Residential:
Adjustable (g)	1,927,587	1,593,298	1,291,378	1,048,896	852,542	4,026,406	10,740,107	10,470,083
Weighted average interest rate	7.45%	7.46%	7.46%	7.46%	7.45%	7.35%	7.42%
Fixed	24,917	20,717	17,455	14,456	12,089	58,255	147,889	148,481
Weighted average interest rate	6.46%	6.42%	6.40%	6.41%	6.40%	6.39%	6.41%
Home equity loans and lines of credit	16	13	11	136,463	8	775	137,286	137,286
Weighted average interest rate	7.41%	7.41%	7.41%	7.84%	7.41%	8.32%	7.84%
Other	41,689	4,136	3,960	2,389	1,864	47,969	102,007	103,574
Weighted average interest rate	8.13%	7.20%	7.33%	7.15%	7.14%	8.68%	8.28%
Non-mortgage: (b)
Commercial	3,595	-	-	-	-	-	3,595	3,590
Weighted average interest rate	7.35%	-%	-%	-%	-%	-%	7.35%
Consumer	36	-	-	5,624	-	-	5,660	5,660
Weighted average interest rate	9.55%	-%	-%	11.73%	-%	-%	11.72%
MSR’s and loan servicing portfolio (c)	3,395	3,114	2,515	1,953	1,547	6,988	19,512	20,991
Interest rate lock commitments (d)	237	-	-	-	-	-	237	521
Undesignated loan forward sale contracts	36	-	-	-	-	-	36	36
Designated loan forward sale contracts	19	-	-	-	-	-	19	19

Total interest-sensitive assets	$3,557,292	$1,621,305	$1,315,335	$1,209,790	$868,055	$4,211,425	$12,783,202	$12,517,095

Transaction accounts:
Non-interest-bearing checking	$519,376	$22,449	$17,657	$13,065	$10,236	$62,947	$645,730	$645,730
Interest-bearing checking (e)	396,691	10,695	8,509	6,185	4,777	38,123	464,980	464,980
Money market	44,880	24,112	16,471	10,096	6,743	32,338	134,640	134,640
Regular passbook	272,810	164,858	130,960	106,383	84,568	276,385	1,035,964	1,035,964

Total transaction accounts	1,233,757	222,114	173,597	135,729	106,324	409,793	2,281,314	2,281,314
Weighted average interest rate	0.33%	0.85%	0.85%	0.85%	0.85%	0.76%	0.55%
Certificates of deposit	7,904,212	155,996	72,841	28,940	52,738	-	8,214,727	8,231,832
Weighted average interest rate	4.87%	4.34%	4.38%	4.57%	4.61%	-%	4.85%
FHLB advances and other borrowings (f)	1,172,100	-	-	-	25,000	-	1,197,100	1,200,991
Weighted average interest rate	5.61%	-%	-%	-%	5.75%	-%	5.61%
Interest rate swap contracts (f)	3,390	-	-	-	-	-	3,390	3,390
Senior notes	-	-	-	-	-	198,445	198,445	153,344
Weighted average interest rate	-%	-%	-%	-%	-%	6.50%	6.50%
Interest rate lock commitments (d)	39	-	-	-	-	-	39	48
Undesignated loan forward sale contracts	269	-	-	-	-	-	269	269
Designated loan forward sale contracts	892	-	-	-	-	-	892	892

Total interest-sensitive liabilities	$10,314,659	$378,110	$246,438	$164,669	$184,062	$608,238	$11,896,176	$11,872,080

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
(d) The carrying value reflects the change in fair value of the interest rate lock derivative from the date of rate lock to December 31, 2007, with an increase in value recorded as an asset with an offsetting gain and a decline in value recorded as a liability with an offsetting loss. The estimated fair value of the derivatives also includes the initial value at interest rate lock and the value of MSRs not to be recognized in the financial statements until the anticipated loans are sold.
(e) Included amounts swept into money market deposit accounts.
(f) The impact of interest rate swap contracts was included in FHLB advances, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.
(g) The fair value of adjustable rate loans subject to negative amortization was adversely impacted by the dislocation of the secondary mortgage market in August 2007.

Page 65	Navigation Links

          For further information regarding the sensitivity of our MSRs to changes in interest rates, see Note 10 of Notes to Consolidated Financial Statements on page 109. For further information regarding commitments, contingencies and hedging activities, see Note 20 of Notes to Consolidated Financial Statements on page 120.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	December 31,

	2007	2006	2005	2004	2003

Weighted average rate: (a)
Loans and mortgage-backed securities	7.41%	7.59%	6.10%	4.67%	4.61%
Investment securities (b)	5.09	5.38	4.37	3.88	3.02

Interest-earning assets yield	7.14	7.38	6.04	4.65	4.51

Weighted average cost:
Deposits	3.92	3.95	2.98	1.89	1.52
Borrowings:
Securities sold under agreements
to repurchase	-	5.30	-	-	-
Federal Home Loan Bank advances (c)	5.61	5.87	4.71	2.77	3.08
Real estate notes	-	-	-	-	6.63
Senior notes	6.50	6.50	6.50	6.50	-
Junior subordinated debentures (d)	-	-	-	-	10.00

Total borrowings	5.74	5.82	4.80	2.93	3.46

Combined funds cost	4.14	4.31	3.42	2.23	1.94

Interest rate spread	3.00%	3.07%	2.62%	2.42%	2.57%

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

          The period-end weighted average rate on our loans and mortgage-backed securities declined to 7.41% at December 31, 2007, down from 7.59% at December 31, 2006. The weighted average rate on new loans originated during 2007 was 5.44%, compared with 3.60% during 2006 and 1.91% during 2005. The higher rate in 2007 primarily reflects a higher volume of adjustable rate loans with interest rates fixed for the first three to five years. At December 31, 2007, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $10.8 billion and had a weighted average rate of 7.29%, compared with $13.5 billion that had a weighted average rate of 7.56% at December 31, 2006 and $15.2 billion that had a weighted average rate of 6.05% at December 31, 2005.

Page 66	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets and Troubled Debt Restructurings ("TDRs")

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market and real estate acquired in settlement of loans. Our non-performing assets totaled $1.042 billion at December 31, 2007, up from $110 million at December 31, 2006 and $35 million at December 31, 2005. The increase in 2007 reflected the following:

  A $790 million increase in non-accrual residential one-to-four unit loans, of which $401 million represented loans modified as part of our borrower retention program that were current on their loan payments and $19 million that were not current on their loan payments at December 31, 2007 and $12 million represented loans modified in loan workout situations. Our borrower retention program was initiated at the beginning of the third quarter of 2007 to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loan subject to negative amortization to a less costly financing alternative. Those loans are considered troubled debt restructurings and have been placed on non-accrual status even though the interest rates following modifications were no less than those offered new borrowers. See Troubled Debt Restructurings on page 69 for further information on this program.
  A $107 million increase in real estate acquired in settlement of loans to $116 million, of which $109 million represents 326 one-to-four unit residential properties and $7 million represents one land property with 113 single family lots.
  A $18 million increase in the land category.
  A $16 million increase in the construction category.

          Our non-performing assets as a percentage of total assets was 7.77% at year-end 2007, up from 0.68% at year-end 2006 and 0.21% at year-end 2005. To the extent borrowers whose loans were modified pursuant to the borrower retention program are current with their loan payments, it is relevant to distinguish those from total non-performing assets because, unlike other loans classified as non-performing assets, these loans are paying interest at interest rates no less than those offered new borrowers. At year-end 2007, approximately 95% of such borrowers had made all loan payments due. Accordingly, when these performing modified loans are excluded from the ratio of non-performing assets to total assets, the adjusted ratio drops to 4.78%, compared to the actual ratio of 7.77%.

Page 67	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	December 31,

(Dollars in Thousands)	2007	2006	2005	2004	2003

Non-accrual loans:
Residential one-to-four units
Performing troubled debt restructurings (a)	$400,562	$-	$-	$-	$-
Other troubled debt restructurings	31,218	-	-	-	-
All other	448,516	90,218	34,271	31,166	42,305
Construction	15,933	-	-	-	-
Land	29,080	11,345	-	-	-
Other	837	275	42	468	523

Total non-accrual loans	926,146	101,838	34,313	31,634	42,828
Real estate acquired in settlement of loans	115,623	8,524	908	2,555	5,803

Total non-performing assets	$1,041,769	$110,362	$35,221	$34,189	$48,631

Allowance for loan losses:
Amount	$348,167	$60,943	$34,601	$33,343	$29,311
As a percentage of non-accrual loans	37.59%	59.84%	100.84%	105.40%	68.44%
Non-performing assets as a percentage of total assets:
Performing troubled debt restructurings (a)	2.99	-	-	-	-
All other non-performing assets	4.78	0.68	0.21	0.22	0.42
Total non-performing assets	7.77%	0.68%	0.21%	0.22%	0.42%

(a) Represents TDRs associated with loans modified pursuant to Downey’s borrower retention program. These loans are considered TDRs and have been placed on non-accrual status even though the interest rate following modification was no less than that offered new borrowers at the time of loan modification. These TDR loans will be on non-accrual status until six consecutive months of successful payment history has been established, at which time they will be removed from non-accrual status and from non-performing assets; however, they will continue to be reported as TDRs. While these loans are on non-accrual status, interest income is recognized only when paid by borrowers on a cash basis. For further information, see Troubled Debt Restructurings on page 69.

          It is our policy to take appropriate, timely and aggressive action when necessary to resolve non-performing assets. When resolving problem loans, it is our policy to determine collectibility under various circumstances which are intended to result in our maximum financial benefit. We accomplish this either by working with the borrower to bring the loan current or by foreclosing and selling the asset. We perform ongoing reviews of loans that display weaknesses and maintain adequate loss allowances for them. For a discussion on our internal asset review policy, refer to Allowance for Credit and Real Estate Losses on page 72.

Page 68	Navigation Links

          At year-end 2007, 91% of our residential one-to-four unit non-performing assets were located in California, compared to 81% at year-end 2006. The following table summarizes by major geographical area our residential one-to-four unit non-performing assets at the dates indicated.

	December 31, 2007				December 31, 2006

	Non-		Non-	% of	Non-		Non-	% of
	Performing		Performing	Related	Performing		Performing	Related
(Dollars in Thousands)	Loans	REO	Assets	Assets	Loans	REO	Assets	Assets

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$91,221	$4,483	$95,704	4.8%	$14,743	$-	$14,743	0.6%
San Diego	162,282	23,005	185,287	14.8	12,919	952	13,871	0.9
Orange	60,942	3,203	64,145	7.3	4,903	686	5,589	0.5
Santa Clara	33,267	5,051	38,318	4.5	2,857	529	3,386	0.4
Alameda	40,526	2,602	43,128	8.0	4,996	-	4,996	0.8
Riverside	71,815	11,405	83,220	15.5	3,002	1,159	4,161	0.6
Contra Costa	45,446	5,952	51,398	10.8	3,368	-	3,368	0.6
San Bernardino	28,847	3,534	32,381	9.6	2,833	302	3,135	0.7
Sacramento	47,888	9,923	57,811	17.8	6,044	713	6,757	1.7
San Mateo	15,508	1,397	16,905	6.2	1,311	-	1,311	0.4
All other counties	209,266	25,928	235,194	10.8	17,077	1,954	19,031	0.7

Total California	807,008	96,483	903,491	9.4	74,053	6,295	80,348	0.7
Arizona	19,759	3,728	23,487	5.0	2,873	-	2,873	0.5
All other states	53,529	8,088	61,617	8.2	13,292	2,229	15,521	1.5

Total residential
one-to-four units	$880,296	$108,299	$988,595	9.1%	$90,218	$8,524	$98,742	0.7%

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

Non-Accrual Loans Excluding Troubled Debt Restructurings

          It is our general policy to account for a loan as non-accrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. In a number of cases, loans may remain on accrual status past 90 days when we determine that continued accrual is warranted because the loan is well-secured and in process of collection. As of December 31, 2007, we had no loans 90 days or more delinquent which remained on accrual status. We reverse and charge against interest income any interest previously accrued with respect to non-accrual loans. We recognize interest income on non-accrual loans to the extent that we receive payments and to the extent that we believe we will recover the remaining principal balance of the loan. We restore these loans to an accrual status only if all past due payments are made by the borrower and the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 2007, non-accrual loans excluding troubled debt restructurings aggregating $135 million were less than 90 days delinquent relative to their contractual terms.

Troubled Debt Restructurings

          We consider the restructuring of a debt to be a TDR when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At December 31, 2007, we had $432 million of TDRs of which $420 million related to the borrower retention program and $12 million related to other residential one-to four unit loans.

Page 69	Navigation Links

          At the beginning of the third quarter of 2007, a borrower retention program for residential one-to-four unit loans was implemented to provide qualified borrowers with a cost effective means to change from an adjustable rate loan subject to negative amortization to a less costly financing alternative. We contacted borrowers whose loans were current and we offered them the opportunity to modify their loans into adjustable rate loans whereby the interest rate is fixed for the first three to five years or adjustable rate loans with interest rates that adjust annually but do not permit negative amortization. The interest rates associated with these modifications were the same or no less than those rates offered new borrowers but they were below the interest rates on the original loans. These loans are considered TDRs because the modified interest rates were lower than the interest rates on the original loans and the loans were not re-underwritten to prove the new interest rates were, in fact, market interest rates for borrowers with similar credit quality. Since these TDRs have been placed on non-accrual status, interest income will be recognized when paid by borrowers on a cash basis. If borrowers perform pursuant to the terms of their modified loans for six consecutive months, the loans will be placed back on accrual status and, while still reported as TDRs, they will no longer be classified as non-performing assets because the borrowers will have demonstrated an ability to perform and the interest rates are no less than those offered new borrowers at the time of the modifications.

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $116 million at December 31, 2007. Of this amount, $109 million represented residential one-to-four unit properties and $7 million represented one land loan. We generally require private mortgage insurance on loans in excess of 80% of their appraised value. In 2007, subsequent to our acquiring real estate in the settlement of loans, we collected $3.2 million in private mortgage insurance to mitigate any losses incurred.

	2007	2006	2005	2004	2003

Number of properties acquired in settlement
of loans
Balance at beginning of year	33	3	10	27	60
New	405	40	7	16	58
Sold	(111)	(10)	(14)	(33)	(91)

Count at end of year	327	33	3	10	27

Gain (loss) given default (a)	(14.4)%	1.5%	2.9%	(4.6)%	(2.8)%

(a) Reflects the difference between the net sales proceeds and loan principal balance at foreclosure adjusted for associated deferred costs and fees, premiums and discounts, and collection of mortgage insurance as a percentage of their loan principal balance at foreclosure. The ratio does not include the cost to carry or real estate related costs, such as property taxes, which are expensed as incurred.

Delinquent Loans

          When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, we normally record a notice of default to commence foreclosure proceedings, so long as we have given the required prior notice to the borrower. If the loan is not reinstated within the time permitted by law, which is normally five business days prior to the date set for the non-judicial trustee’s sale, we may then sell the property at a foreclosure sale. In general, if we have elected to pursue a non-judicial foreclosure, we are not permitted under applicable law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. At these foreclosure sales, we generally acquire title to the property.

          At December 31, 2007, loans delinquent 30 days or more as a percentage of total loans was 6.05%, up from 1.03% at year-end 2006 and 0.36% at year-end 2005. The increase from the prior year occurred primarily in our residential one-to-four units classification which, as a percentage of its loan category, increased from 1.06% at year-end 2006 to 5.96% at year-end 2007. A higher incidence of delinquency is expected when the minimum payments reset on our adjustable rate loans subject to negative amortization or interest only payments, whereby the interest rate is fixed for the first three to five years. For example, at year-end 2007, we had $607 million in loans subject to negative amortization or with interest only payments that had recast during the year, of which 26.1% were delinquent 30 or more days at December 31, 2007. This expected increase in delinquency is contemplated when we analyze the adequacy of our credit loss allowance. For further information, see Provision for Credit Losses on page 39 and Allowance for Credit and Real Estate Losses on page 72.

Page 70	Navigation Links

          The following table represents at the dates indicated the amounts of our past due loans per the regulatory standards, whereby a loan is delinquent if a monthly payment is not received by the loan’s due date in the following month.

	December 31,

	2007				2006

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$205,737	$134,715	$313,528	$653,980	$56,962	$24,100	$62,887	$143,949
Home equity loans and lines of credit	-	450	776	1,226	20	212	259	491
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	33,580	-	-	33,580	-	-	-	-

Total real estate loans	239,317	135,165	314,304	688,786	56,982	24,312	63,146	144,440
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	21	12	61	94	60	1	16	77

Total delinquent loans	$239,338	135,177	$314,365	$688,880	$57,042	$24,313	$63,162	$144,517

Delinquencies as a percentage of total loans	2.10%	1.19%	2.76%	6.05%	0.41%	0.17%	0.45%	1.03%

	2005				2004

Loans secured by real estate:
Residential:
One-to-four units	$25,102	7,197	23,808	56,107	$17,202	$6,232	$22,947	$46,381
Home equity loans and lines of credit	-	59	24	83	-	30	11	41
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	25,102	7,256	23,832	56,190	17,202	6,262	22,958	46,422
Non-mortgage:
Commercial	-				-	-	428	428
Other consumer	20	16	18	54	53	16	29	98

Total delinquent loans	$25,122	$7,272	$23,850	$56,244	$17,255	$6,278	$23,415	$46,948

Delinquencies as a percentage of total loans	0.16%	0.05%	0.15%	0.36%	0.13%	0.04%	0.16%	0.33%

	2003

Loans secured by real estate:
Residential:
One-to-four units	$21,585	$10,045	$29,364	$60,994
Home equity loans and lines of credit	-	-	21	21
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	21,585	$10,045	$29,385	$61,015
Non-mortgage:
Commercial	-	-	428	428
Consumer	75	26	74	175

Total delinquent loans	$21,660	$10,071	$29,887	$61,618

Delinquencies as a percentage of total loans	0.20%	0.10%	0.29%	0.59%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.

Page 71	Navigation Links

Allowance for Credit and Real Estate Losses

          We maintain a valuation allowance for credit and real estate losses to provide for losses inherent in those portfolios at the balance sheet date. The allowance for credit losses includes an allowance for loan losses reported as a reduction of loans held for investment and the allowance for loan-related commitments reported in accounts payable and accrued liabilities. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for inherent losses at the balance sheet date.

          Our Internal Asset Review Department conducts independent reviews to evaluate the risk and quality of all our loan and real estate investment assets. Our Internal Asset Review Committee is responsible for the review and classification of assets. The Internal Asset Review Committee members include the Credit Risk Manager, Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Director of Residential Lending, General Counsel, Director of Asset Management, Chief Appraiser, and Director of Operational and Compliance Risk. The Internal Asset Review Committee meets quarterly to review and determine asset classifications and recommend any changes to asset valuation allowances. With the exception of payoffs or asset sales, the classification of an asset, once established, can be removed or upgraded only upon approval of the Internal Asset Review Committee or the Credit Risk Manager as delegated by the Committee. The Audit Committee of the Board of Directors quarterly reviews the overall asset quality, the adequacy of valuation allowances on our loan and real estate investment assets, and our adherence to policies and procedures regarding asset classification and valuation through reports from the Credit Risk Manager and others.

          We use an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate allowance to cover asset and loan-related commitment losses. Our current monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time. We currently use a six grade system to classify our assets. The current grades are:

  pass;
  watch;
  special mention;
  substandard;
  doubtful; and
  loss.

          We consider substandard, doubtful and loss assets adversely "classified assets" for regulatory purposes. A brief description of these classifications follows:

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

Page 72	Navigation Links
  For an asset or a portion thereof classified as loss, it is considered probable that we will not collect all amounts due according to the terms of the loan or contract. A loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer writing off or providing a loss reserve for all or a portion of the asset even though partial recovery may occur. We will generally record a specific valuation allowance for the balance of the asset that is greater than the net fair value of the asset unless we can expect payment from another source. Specific valuation allowances are not included in determining the Bank’s total regulatory capital.

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

          The majority of our loans are evaluated for credit losses on a collective basis based on FASB Statement No. 5, Accounting for Contingencies. Unless an individual borrower relationship warrants separate analysis, we generally determine the allowance for credit losses related to loans under $5 million through a statistical analysis of the expected performance of each loan based on historic trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based upon an analysis of macro-economic and other trends that are likely to affect a borrower’s ability to repay their loan according to their loan terms. In determining the allowance for credit losses related to borrower relationships of $5 million or more, we evaluate the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral. Loans evaluated individually that are deemed to be impaired are separated from our other credit loss analysis in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. Given the above evaluations, the amount of the allowance is based upon the total of general valuation allowances, allocated allowances and specific allowances.

          We utilize the asset classifications from our internal asset review process in the following manner to determine the amount of our allowances:

  General valuation allowances: This element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not yet been realized. Generally, we believe that borrowers are impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss. Examples of such loss-causing events would be housing value declines, payment recasts and inability to refinance, job loss, divorce or medical crisis in the case of single family residential and consumer loans, or loss of a major tenant in the case of commercial real estate loans. We determine general valuation allowances by applying against asset balances the associated loss factors for each major asset type that consider past loss experience and asset duration.
  Allocated allowances: This element relates to assets with well-defined deficiencies or weaknesses (i.e., assets classified special mention, substandard or doubtful). We calculate losses on an ongoing basis by credit classification for each major asset type. Loss factors based on loss statistics are applied against current classified asset balances to determine the amount of allocated allowances.
  Specific allowances: This element relates to amounts associated with assets where it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. If we determine our carrying value of the asset exceeds the net fair value and no alternative payment source exists, then we record a specific allowance for the amount of that difference. The specific valuation allowance for troubled debt restructurings is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan based on an expected life). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans. We include adjustments to impairment losses due to the change in cash flows from changes over time as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

Page 73	Navigation Links

          During 2007, our provision for credit losses was $310.1 million, compared with $26.6 million in 2006 and $2.3 million in 2005. Our provision for credit losses less net loan charge-offs and the TDR yield adjustment resulted in an increase of $287.4 million in our allowance for credit losses to $349.4 million at December 31, 2007. The increase in our allowance reflected an increase of $144.4 million in general valuation allowances to $196.3 million, an increase of $98.5 million in allocated valuation allowances to $108.0 million and an increase in specific valuation allowances of $44.5 million to $45.1 million. All increases were primarily related to our one-to-four unit residential portfolio. The allowance for credit losses was comprised of $348.2 million for loan losses and $1.2 million for loan-related commitments reported in accounts payable and accrued liabilities.

          Our 2006 provision for credit losses less net loan charge-offs resulted in an increase of $26.1 million in our allowance for credit losses to $62.0 million at December 31, 2006. The increase in our allowance reflected an increase of $18.4 million in general valuation allowances to $51.9 million, and an increase of $7.7 million in allocated allowances to $10.1 million, primarily related to our one-to-four unit residential portfolio. The allowance for credit losses was comprised of $61.0 million for loan losses and $1.0 million for loan-related commitments.

          The following table summarizes the activity in our allowance for loan losses for the years indicated.

(In Thousands)	2007	2006	2005	2004	2003

Allowance for loan losses
Balance at beginning of year	$60,943	$34,601	$33,343	$29,311	$33,759
Provision (reduction)	309,971	26,863	2,320	2,543	(3,497)
TDR yield adjustment (a)	(483)	-	-	-	-
Charge-offs	(22,564)	(661)	(1,500)	(383)	(1,139)
Recoveries	300	140	438	1,872	188

Balance at end of year	$348,167	$60,943	$34,601	$33,343	$29,311

Allowance for loan-related commitments
Balance at beginning of year	$1,055	$1,314	$1,371	$1,019	$1,240
Provision (reduction)	160	(259)	(57)	352	(221)

Balance at end of year	$1,215	$1,055	$1,314	$1,371	$1,019

Total allowance for credit losses
Balance at beginning of year	$61,998	$35,915	$34,714	$30,330	$34,999
Provision (reduction)	310,131	26,604	2,263	2,895	(3,718)
TDR yield adjustment (a)	(483)	-	-	-	-
Charge-offs	(22,564)	(661)	(1,500)	(383)	(1,139)
Recoveries	300	140	438	1,872	188

Balance at end of year	$349,382	$61,998	$35,915	$34,714	$30,330

(a) For TDRs of residential one-to-four unit loans, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan based on an expected life). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

Page 74	Navigation Links

          We had net loan charge-offs of $22.3 million in 2007, compared with $0.5 million in 2006, and $1.1 million in 2005.

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the years indicated.

(Dollars in Thousands)	2007	2006	2005	2004	2003

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$18,409	$549	$903	$206	$850
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	17	-	-	-	-
Land	4,022	-	-	-	-
Non-mortgage:
Commercial	-	-	428	-	20
Consumer	116	112	169	177	269

Total gross loan charge-offs	22,564	661	1,500	383	1,139

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	291	120	410	26	164
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	- -	-	-	-
Commercial real estate	-	-	-	1,819	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	9	20	28	27	24

Total gross loan recoveries	300	140	438	1,872	188

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	18,118	429	493	180	686
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	(1,819)	-
Construction	17	-	-	-	-
Land	4,022	-	-	-	-
Non-mortgage:
Commercial	-	-	428	-	20
Consumer	107	92	141	150	245

Total net loan charge-offs (recoveries)	$22,264	$521	$1,062	$(1,489)	$951

Net loan charge-offs (recoveries) as a
percentage of average loans	0.18%	-%	0.01%	(0.01)%	0.01%

Page 75	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2007	2006	2005	2004	2003

Loans secured by real estate:
Residential:
One-to-four units	$339,424	$56,718	$31,394	$29,382	$25,222
Home equity loans and lines of credit	1,019	999	1,386	1,399	427
Five or more units	976	1,030	521	724	697
Commercial real estate	297	267	295	492	1,127
Construction	1,857	581	501	416	648
Land	4,229	1,016	175	188	173
Non-mortgage:
Commercial	36	14	15	443	456
Consumer	329	318	314	299	561

Total for loans held for investment	$348,167	$60,943	$34,601	$33,343	$29,311

          The following table indicates our allowance as a percentage of loan category balance for the various categories of loans at the dates indicated.

	December 31,

(Dollars in Thousands)	2007	2006	2005	2004	2003

Loans secured by real estate:
Residential:
One-to-four units	3.12%	0.43%	0.21%	0.23%	0.26%
Home equity loans and lines of credit	0.74	0.53	0.51	0.51	0.51
Five or more units	0.97	0.91	0.75	0.75	0.75
Commercial real estate	1.12	1.00	1.02	1.51	2.29
Construction	2.29	1.10	0.61	0.62	0.61
Land	8.54	1.72	0.74	0.74	1.03
Non-mortgage:
Commercial	0.72	0.58	0.38	8.87	9.17
Consumer	5.49	4.69	4.69	3.74	3.76

Total for loans held for investment	3.09%	0.45%	0.23%	0.25%	0.29%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	December 31,

(Dollars in Thousands)	2007	2006	2005	2004	2003

Loans secured by real estate:
Residential:
One-to-four units	96.40%	96.71%	96.77%	96.14%	96.34%
Home equity loans and lines of credit	1.23	1.37	1.81	2.08	0.83
Five or more units	0.89	0.83	0.46	0.73	0.92
Commercial real estate	0.23	0.20	0.19	0.25	0.49
Construction	0.72	0.39	0.54	0.51	1.05
Land	0.44	0.43	0.16	0.19	0.17
Non-mortgage:
Commercial	0.04	0.02	0.03	0.04	0.05
Consumer	0.05	0.05	0.04	0.06	0.15

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 76	Navigation Links

          We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, all TDRs, including portfolio retention modifications, are considered to be impaired. We carry impaired loans at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the net fair value of the collateral securing the loan. Impaired loans exclude large groups of smaller balance homogeneous loans that we collectively evaluate for impairment. Generally, loans we collectively review for impairment include all single family loans and performing multi-family and non-residential loans having principal balances of less than $5 million, unless an individual loan or borrower relationship warrants separate analysis.

          In determining impairment, we consider large non-homogeneous loans that are on non-accrual, have been restructured or are performing but exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the net fair value of the loan’s collateral. We value non-collateral dependent loans based on a present value calculation of expected future cash flows discounted at the loan’s effective rate or the loan’s observable market price. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan, in which case we may recognize interest income. We include impairment losses in the allowance for loan losses through a charge to provision for credit losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for credit losses. For TDRs of residential one-to-four unit loans, we include adjustments to impairment losses due to the change in cash flow as an adjustment to loan yield. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses. The recorded investment in loans for which we recognized impairment totaled $486 million at December 31, 2007. Of the total, $441 million related to residential one-to-four unit loan TDRs with an allowance for loss of $39 million, $29 million related to one land loan with an allowance for loss of $4 million, $15 million related to two construction loans with an allowance for loss of $2 million, and $1 million related to one residential one-to-four unit loan with no allowance for loss. This is up from an $11 million recorded investment in one land loan at December 31, 2006 with an allowance for loss of less than $1 million. During 2007, the total interest recognized on the impaired portfolio was $3.4 million, compared to no interest recognized in 2006. For further information regarding impaired loans, see Note 5 of the Notes to Consolidated Financial Statements on page 102.

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the years indicated.

(In Thousands)	2007	2006	2005	2004	2003

Balance at beginning of year	$601	$-	$193	$709	$725
Provision (reduction)	49,374	601	(193)	(516)	(16)
TDR yield adjustment (a)	(483)	-	-	-	-
Charge-offs	(4,569)	-	-	-	-
Recoveries	143	-	-	-	-

Balance at end of year	$45,066	$601	$-	$193	$709

(a) For TDRs of residential one-to-four unit loans, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan based on an expected life). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

          The provision of $49.4 million during 2007 is primarily due to $39.5 million associated with certain TDRs resulting from our borrower retention program which is discussed more fully in the section entitled "Non-Performing Assets," $7.5 million related to two land loans, and $1.5 million related to two construction loans.

          The current year net charge-offs of $4.4 million are primarily related to a $4.0 million charge-off for one land loan that is reported as real estate acquired through foreclosure at year end.

Page 77	Navigation Links

          In addition to losses charged against the allowance for credit losses, we maintain a valuation allowance for losses on real estate and joint ventures held for investment. The following table summarizes the activity in our allowance for real estate and joint ventures held for investment during the years indicated.

(In Thousands)	2007	2006	2005	2004	2003

Balance at beginning of year	$103	$103	$1,436	$1,436	$908
Provision (reduction)	319	-	(1,333)	-	528
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of year	$422	$103	$103	$1,436	$1,436

          We do not maintain an allowance for real estate acquired in settlement of loans as we record the related individual assets at fair value and any subsequent losses are recorded as a direct write-off to net operations. For a discussion on our real estate acquired in settlement of loans, refer to Real Estate Acquired in Settlement of Loans on page 70.

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

          Our primary sources of funds generated during 2007 were from:

  principal repayments of $4.1 billion on loans held for investment and mortgage-backed securities available for sale, including prepayments but excluding refinances of our existing loans;
  maturities or calls of $2.0 billion of U.S. Treasury, government sponsored entities and other investment securities available for sale; and
  a net decline of $260 million in our loans held for sale.

          We used these funds to:

  purchase $2.0 billion of U.S. Treasury, government sponsored entities and other investment securities available for sale;
  originate and purchase $1.6 billion of loans held for investment, excluding refinances of our existing loans;
  reduce borrowings by $1.4 billion; and
  absorb a $1.3 billion reduction in deposits.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At December 31, 2007, our FHLB borrowings totaled $1.2 billion, representing 8.9% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year end, to borrow an additional $5.5 billion. To the extent 2008 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of December 31, 2007, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $278 million, of which $82 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $307 million and operating leases of $18 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

Page 78	Navigation Links

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of December 31, 2007, the Bank had the capacity to declare a dividend totaling $258 million subject to filing an application with the OTS at least 30 days prior to the distribution and the OTS approves the dividend. At December 31, 2007, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $102 million, down from $108 million at the end of 2006.

          Stockholders’ equity totaled $1.3 billion at December 31, 2007, $1.4 billion at December 31, 2006 and $1.2 billion at December 31, 2005.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments does not represent future cash requirements. For further information regarding our derivative instruments, see Asset/Liability Management and Market Risk on page 60 and Note 20 of Notes to the Consolidated Financial Statements on page 120.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the note, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. We recorded repurchase or indemnification losses related to defects in the origination process of $1.1 million in 2007 and $1.2 million in 2006 and repurchased $16 million of loans and $2 million of real estate acquired in settlement of loans in 2007 and $3 million in 2006.

          The loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s settlement date. We reserved less than $1 million at December 31, 2007 and 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of December 31, 2007, our maximum sales price premium refund would be $1 million. See Note 20 of Notes to the Consolidated Financial Statements on page 120.

Page 79	Navigation Links

          At December 31, 2007, scheduled maturities of obligations and commitments, excluding accrued interest, were as follows:

		After 1 Year	After 3 Years
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,904,212	$228,837	$81,678	$-	$8,214,727
FHLB advances	1,172,100	-	25,000	-	1,197,100
Senior notes	-	-	-	198,445	198,445
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	53,250	-	-	-	53,250
Associated loan forward sale contracts (a)	57,924				57,924
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	103,384	-	-	-	103,384
Associated loan forward sale contracts (a)	93,576				93,576
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	-	-	-	430,000
Associated interest rate swap contracts – pay-variable,
receive-fixed (a)	430,000	-	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	196,471	-	-	-	196,471
Undisbursed loan funds and unused lines of credit	26,019	31,593	-	248,920	306,532
Operating leases	5,680	8,424	3,341	550	17,995

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $81.6 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 10.18% and its risk-based capital ratio was 19.01% at December 31, 2007. These levels are up from ratios of 8.76% for both core and tangible capital and 17.78% for risk-based capital at December 31, 2006. The Bank continues to exceed the "well capitalized" standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of December 31, 2007.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,436,990			$1,436,990		$1,436,990
Adjustments:
Deductions:
Investment in real estate subsidiary	(73,478)			(73,478)		(73,478)
Excess cost over fair value of branch acquisitions	(3,150)			(3,150)		(3,150)
Non-permitted mortgage servicing rights	(1,951)			(1,951)		(1,951)
Additions:
Unrealized losses on securities available for sale
and cash flow hedges	(2,768)			(2,768)		(2,768)
General loss allowance – investment in DSL
Service Company	319			319		319
Allowance for credit losses, net of specific
allowances (a)						95,418

Regulatory capital	1,355,962	10.18%		1,355,962	10.18%	1,451,380	19.01%
Well capitalized requirement	199,859	1.50	(b)	666,195	5.00	763,343	10.00	(c)

Excess	$1,156,103	8.68%		$689,767	5.18%	$688,037	9.01%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no "well capitalized" requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 17.76%.

Page 80	Navigation Links

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption of SFAS 157 is not expected to have a material impact on us.

Statement of Financial Accounting Standards No. 158

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS 158"), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Adoption of the measurement provisions of SFAS 158 is not expected to have a material impact on us.

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

Staff Accounting Bulletin No. 109

          In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB. 109"). SAB 109 provides the staff’s views on the accounting for written loan commitments recorded at fair value. To make the staff’s views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principals to Loan Commitments, and specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at face value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. Adoption of SAB 109 is not expected to have a material impact on us.

Financial Interpretation No. 48

          FIN 48 was adopted during the first quarter of 2007. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Adoption of FIN 48 resulted in an increase to the opening balance of retained earnings of $3.2 million, relating to the recognition of a previously unrecognized tax benefit associated with bad debt reserves for tax purposes. Management has determined there are no additional unrecognized tax benefits to be reported in Downey’s financial statements, and none are anticipated during the next 12 months. For the cumulative effect from the adoption of FIN 48, see Consolidated Statements of Stockholders’ Equity on page 89.

Page 81	Navigation Links

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 60.

Page 82	Navigation Links

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page 83	Navigation Links

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

          Throughout 2007 and as of December 31, 2007, management conducted an assessment of the effectiveness of Downey’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that Downey’s internal control over financial reporting as of December 31, 2007 is effective.

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

          KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Downey included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Downey’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of Downey’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Page 84	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Downey Financial Corp.:

          We have audited Downey Financial Corp.’s ("Downey") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Downey’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on Downey’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, Downey maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Downey Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California

February 28, 2008

Page 85	Navigation Links

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Downey Financial Corp.:

          We have audited the accompanying consolidated balance sheets of Downey Financial Corp. and subsidiaries ("Downey") as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of Downey’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Downey Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Downey’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of, internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California

February 28, 2008

Page 86	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Balance Sheets

	December 31,

(Dollars in Thousands, Except Per Share Data)	2007	2006

Assets
Cash	$83,840	$124,865
Federal funds	5,900	1

Cash and cash equivalents	89,740	124,866
U.S. Treasury, government sponsored entities and other investment securities
available for sale, at fair value	1,549,879	1,433,176
Loans held for sale, at lower of cost or fair value	103,384	363,215
Mortgage-backed securities available for sale, at fair value	111	251
Loans held for investment	11,381,327	13,868,227
Allowance for loan losses	(348,167)	(60,943)

Loans held for investment, net	11,033,160	13,807,284
Investments in real estate and joint ventures	68,679	59,843
Real estate acquired in settlement of loans	115,623	8,524
Premises and equipment, net	115,846	114,052
Federal Home Loan Bank stock, at cost	70,964	152,953
Mortgage servicing rights, net	19,512	21,196
Other assets	120,073	121,746
Deferred tax asset	122,086	276

	$13,409,057	$16,207,382

Liabilities and Stockholders’ Equity
Deposits	$10,496,041	$11,784,869
Securities sold under agreements to repurchase	-	469,971
Federal Home Loan Bank advances	1,197,100	2,140,785
Senior notes	198,445	198,260
Accounts payable and accrued liabilities	183,054	220,262

Total liabilities	12,074,640	14,814,147

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at both December 31, 2007 and 2006;
outstanding 27,853,783 shares at both December 31, 2007 and 2006	282	282
Additional paid-in capital	93,792	93,792
Accumulated other comprehensive income (loss)	2,768	(5,204)
Retained earnings	1,254,367	1,321,157
Treasury stock, at cost, 381,239 shares at both December 31, 2007 and 2006	(16,792)	(16,792)

Total stockholders’ equity	1,334,417	1,393,235

	$13,409,057	$16,207,382

See accompanying notes to consolidated financial statements.

Page 87	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,

(Dollars in Thousands, Except Per Share Data)	2007	2006	2005

Interest income
Loans	$885,456	$1,080,791	$833,540
U.S. Treasury and government sponsored entities securities	88,274	43,445	21,037
Mortgage-backed securities	12	13	12
Other investment securities	6,355	9,556	8,260

Total interest income	980,097	1,133,805	862,849

Interest expense
Deposits	439,061	417,590	270,062
Federal Home Loan Bank advances and other borrowings	103,991	184,343	143,230
Senior notes	13,207	13,195	13,184

Total interest expense	556,259	615,128	426,476

Net interest income	423,838	518,677	436,373
Provision for credit losses	310,131	26,604	2,263

Net interest income after provision for credit losses	113,707	492,073	434,110

Other income, net
Loan and deposit related fees	36,054	36,151	36,496
Real estate and joint ventures held for investment, net	(6,885)	10,953	6,734
Secondary marketing activities:
Loan servicing income (loss), net	(3,179)	(594)	2,059
Net gains on sales of loans and mortgage-backed securities	20,316	43,615	119,961
Net gains on sales of mortgage servicing rights	-	-	1,000
Net gains on sales of investment securities	-	-	28
Litigation award	155	2,233	1,767
Other	15	785	1,887

Total other income, net	46,476	93,143	169,932

Operating expense
Salaries and related costs	158,813	161,060	153,749
Premises and equipment costs	37,924	34,959	32,271
Advertising expense	5,912	6,227	6,068
Deposit insurance premiums and regulatory assessments	10,175	6,439	3,795
Professional fees	2,695	1,793	1,208
Other general and administrative expense	33,003	32,477	36,556

Total general and administrative expense	248,522	242,955	233,647
Net operation of real estate acquired in settlement of loans	9,486	250	(96)

Total operating expense	258,008	243,205	233,551

Income (loss) before income taxes (tax benefits)	(97,825)	342,011	370,491
Income taxes (tax benefits)	(41,226)	142,355	156,014

Net income (loss)	$(56,599)	$199,656	$214,477

Per share information
Basic	$(2.03)	$7.17	$7.70
Diluted	$(2.03)	$7.16	$7.69
Cash dividends declared and paid	$0.48	$0.40	$0.40
Weighted average shares outstanding
Basic	27,853,783	27,853,783	27,853,783
Diluted	27,853,783	27,883,867	27,883,251

See accompanying notes to consolidated financial statements.

Page 88	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,

(In Thousands)	2007	2006	2005

Net income (loss)	$(56,599)	$199,656	$214,477

Other comprehensive income (loss), net of income taxes (tax benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	8,406	(223)	(5,683)
Mortgage-backed securities available for sale, at fair value	2	-	(1)
Reclassification of realized amounts included in net income	-	-	(17)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	147	759	583
Reclassification of realized amounts included in net income	(583)	(332)	(608)

Total other comprehensive income (loss), net of income taxes (tax benefits)	7,972	204	(5,726)

Comprehensive income (loss)	$(48,627)	$199,860	$208,751

Consolidated Statements of Stockholders’ Equity

			Accumulated
		Additional	Other
(Dollars in Thousands, Except Per	Common	Paid-in	Comprehensive	Retained	Treasury
Share Data)	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balance at December 31, 2004	$282	$93,792	$318	$929,304	$(16,792)	$1,006,904
Cash dividends, $0.40 per share	-	-	-	(11,140)	-	(11,140)
Unrealized losses on securities
available for sale	-	-	(5,701)	-	-	(5,701)
Unrealized losses on cash flow hedges	-	-	(25)	-	-	(25)
Net income	-	-	-	214,477	-	214,477

Balance at December 31, 2005	$282	$93,792	$(5,408)	$1,132,641	$(16,792)	$1,204,515
Cash dividends, $0.40 per share	-	-	-	(11,140)	-	(11,140)
Unrealized losses on securities
available for sale	-	-	(223)	-	-	(223)
Unrealized gains on cash flow hedges	-	-	427	-	-	427
Net income	-	-	-	199,656	-	199,656

Balance at December 31, 2006	$282	$93,792	$(5,204)	$1,321,157	$(16,792)	$1,393,235 6
Cumulative effect from the adoption of
FIN 48	-	-	-	3,179	-	3,179
Cash dividends, $0.48 per share	-	-	-	(13,370)	-	(13,370)
Unrealized gains on securities
available for sale	-	-	8,408		-	8,408
Unrealized losses on cash flow hedges	-	-	(436)		-	(436)
Net loss	-	-	-	(56,599)	-	(56,599)

Balance at December 31, 2007	$282	$93,792	$2,768	$1,254,367	$(16,792)	$1,334,417

See accompanying notes to consolidated financial statements.

Page 89	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,

(In Thousands)	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$(56,599)	$199,656	$214,477
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	14,452	13,184	12,657
Amortization	85,644	117,952	97,007
Provision for (reduction of) losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing
rights, real estate acquired in settlement of loans and other assets	316,584	26,729	(25)
Net gains on sales of loans and mortgage-backed securities, mortgage
servicing rights, investment securities, real estate and other assets	(21,495)	(54,538)	(123,561)
Interest capitalized on loans (negative amortization)	(245,395)	(292,949)	(134,733)
Federal Home Loan Bank stock dividends	(6,090)	(9,507)	(10,325)
Loans originated and purchased for sale	(1,572,424)	(3,475,552)	(7,715,200)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	1,811,578	3,560,031	8,443,214
Other, net	(281,200)	(121,146)	(134,338)

Net cash provided by (used for) operating activities	45,055	(36,140)	649,173

Cash flows from investing activities
Proceeds from sales of:
U.S. Treasury, government sponsored entities and other investment
securities available for sale	-	-	-
Loans originated for investment	-	-	-
Wholly owned real estate and real estate acquired in settlement
of loans	35,590	13,522	14,417
Federal Home Loan Bank stock	95,046	36,837	91,455
Proceeds from maturities or calls of U.S. Treasury, government
sponsored entities and other investment securities available for sale	2,026,797	228,950	29,555
Purchase of:
U.S. Treasury, government sponsored entities and other investment
securities available for sale	(2,019,172)	(1,036,220)	(168,803)
Loans held for investment	-	(21,671)	(62,527)
Premises and equipment	(23,566)	(27,820)	(20,141)
Federal Home Loan Bank stock	(6,967)	(439)	(17,361)
Originations of loans held for investment (net of refinances of $656,466 for the year ended December 31, 2007, $815,457 for
the year ended December 31, 2006 and $695,217 for the year ended
December 31, 2005)	(1,552,632)	(3,516,352)	(6,628,854)
Principal payments on loans held for investment and mortgage-backed
securities available for sale	4,121,348	5,399,581	5,021,687
Net change in undisbursed loans and lines of credit funds	(41,423)	(62,449)	(48,218)
Investments in real estate and joint ventures held for investment	(7,807)	(4,048)	(267)
Other, net	8,275	10,424	4,992

Net cash provided by (used for) investing activities	2,635,489	1,020,315	(1,784,065)

See accompanying notes to consolidated financial statements.

Page 90	Navigation Links

Downey Financial Corp. And Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,

(In Thousands)	2007	2006	2005

Cash flows from financing activities
Net increase (decrease) in deposits	$(1,288,828)	$(91,979)	$2,218,870
Proceeds from FHLB advances and other borrowings	16,842,536	30,564,994	33,167,675
Repayments of FHLB advances and other borrowings	(18,267,017)	(31,515,323)	(34,160,425)
Cash dividends	(13,370)	(11,140)	(11,140)
Other, net	11,009	3,743	(9,194)

Net cash provided by (used for) financing activities	(2,715,670)	(1,049,705)	1,205,786

Net increase (decrease) in cash and cash equivalents	(35,126)	(65,530)	70,894
Cash and cash equivalents at beginning of period	124,866	190,396	119,502

Cash and cash equivalents at end of period	$89,740	$124,866	$190,396

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$564,326	$616,415	$409,807
Income taxes	200,018	177,255	143,991
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	28,073	46,528	31,912
Loans transferred from held for investment to held for sale	3,933	2,365	330
US Treasury, government sponsored entities and other investment
securities available for sale, purchased and not settled	109,750	-	-
Real estate acquired in settlement of loans	144,052	11,208	1,939
Loans to facilitate the sale of real estate acquired in settlement
of loans	310	-	126

See accompanying notes to consolidated financial statements.

Page 91	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

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

Downey is required to carry its loans held for sale portfolio, mortgage-backed and investment securities available for sale portfolios, real estate acquired in settlement of loans, real estate held for investment or under development, derivatives and MSRs at the lower of cost or fair value or in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset or liability. Fair value for investment and mortgage-backed securities and loans held for sale, is based on bid prices or bid quotations received from security dealers or readily available market quote systems. Fair value for derivatives is based on dealer quoted prices acquired from third parties. Fair value estimates for real estate acquired in settlement of loans and real estate held for investment or under development is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value for MSRs is determined by computing the present value of the expected net servicing income from the portfolio by strata, determined by using key characteristics of the underlying loans, primarily coupon interest rate and whether the loans are fixed or variable rate.

Page 92	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit with maturities of three months or less and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

Mortgage-Backed Securities Purchased Under Resale Agreements, U.S. Treasury Securities and Government Sponsored Entity Securities, Other Investment Securities, Municipal Securities and Mortgage-Backed Securities

Downey has established written guidelines and objectives for its investing activities. At the time of purchase of a mortgage-backed security purchased under resale agreement, U.S. Treasury security and government sponsored entity security, other investment security, municipal security or a mortgage-backed security, management of Downey designates the security as either held to maturity, available for sale or held for trading based on Downey’s investment objectives, operational needs and intent. Downey then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

Held to Maturity.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held to maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts, adjusted for anticipated prepayments. It is the positive intent of Downey, and Downey has the ability, to hold these securities until maturity as part of its portfolio of long-term, interest-earning assets. If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations. Downey had no investment securities classified as held to maturity at December 31, 2007 or 2006.

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

Held for Trading.

Securities held for trading are carried at fair value. Realized and unrealized gains and losses are reflected in earnings. Downey had no investment securities classified as held for trading at December 31, 2007 or 2006.

Page 93	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Derivatives and Hedges

Derivative financial instruments are recorded at fair value and reported as either assets or liabilities on the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives is reported in current earnings or other comprehensive income, net of tax, if they qualify for hedge accounting and if the hedge is highly effective in achieving offsetting changes in fair values or the cash flows of the asset or liability being hedged. Derivative instruments designated in a hedge relationship to mitigate exposure to the variability in fair values or expected future cash flows are considered fair value hedges or cash flow hedges, respectively. The method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedge.

Loans Held for Sale

Downey identifies at origination those loans which foreseeably may be sold prior to maturity. These loans have been classified as held for sale in the Consolidated Balance Sheets and are recorded at the lower of amortized cost or fair value, determined on an aggregate basis. Effective with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the carrying amount includes a basis adjustment to the loan at funding resulting from the change in the fair value of the interest rate lock derivative from the date of rate lock to the date of funding. Downey may sell loans which had been held for investment. In such occurrences, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value. If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the allowance for loan losses at the time of transfer.

Downey may transfer loans held for sale to held for investment. In such occurrences, the loans are transferred at the lower of cost or fair value. If there is an adjustment due to a decline in fair value, the loss is recorded in current earnings within the category of net gains on sales of loans and mortgage-backed securities at the time of transfer.

Gains or Losses on Sales of Loans and MSRs

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the basis of the loans sold. Downey capitalizes MSRs at fair value for residential one-to-four unit mortgage loans we originate and sell with servicing rights retained and for MSRs acquired through purchase. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income (loss), net.

Allowance for MSR Losses

MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on available market information, anticipated prepayment speeds, a custodial account earnings rate and market-adjusted discount rates. Market sources are used to determine prepayment speeds, the net cost of servicing a loan, inflation rate and default and interest rates for mortgages.

Downey measures MSR impairment on a disaggregated basis based on the following predominant risk characteristics of the underlying mortgage loans: by loan term and coupon rate (stratified in 50 basis point increments). Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision or reduction recorded as a component of loan servicing income (loss), net. Certain stratum may have impairment, while other stratum may have gains. Since strata with impairment losses cannot be netted against strata with gains, changes in overall MSR fair value may not equal provisions for, or reductions of, the valuation allowance. Once a quarter, Downey conducts model validation procedures by obtaining three independent broker results for the fair value of MSRs and compares them to the results of its MSR model. An impairment is considered permanent when the underlying loans have repaid faster than the amortization of the associated MSRs, thereby requiring a reduction in the carrying value of the MSRs.

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

For troubled debt restructurings of residential one-to-four unit loans, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

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

Unless an individual loan or borrower relationship warrants separate analysis, Downey generally reviews all loans under $5 million through a statistical analysis of the expected performance of each loan based on historic trends for similar types of borrowers, loans, collateral and economic circumstances. Those amounts may be adjusted based on an analysis of macro-economic and other trends that are likely to affect the borrower’s ability to repay their loan according to their loan terms. Given the above evaluations, the amount of the allowance is based upon the summation of general valuation allowances and allocated allowances.

In determining the allowance for credit losses related to borrower relationships of $5 million or more, Downey evaluates the loans on an individual basis, including an analysis of the borrower’s creditworthiness, cash flows and financial status, and the condition and the estimated value of the collateral.

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

Downey considers a loan to be impaired when, based upon current information and events, it believes it is probable that Downey will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, Downey considers large non-homogeneous loans that are on non-accrual, have been restructured or are performing but exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. Downey bases the measurement of collateral dependent impaired loans on the net fair value of the loan’s collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan’s effective rate or the loan’s observable market price. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan unless Downey believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for credit losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

In 2007, Downey recorded a specific valuation allowance for troubled debt restructurings of residential one-to-four unit loans related to a borrower retention program. This program was initiated at the beginning of the third quarter of 2007 to provide borrowers who are current with their loan payments a cost effective means to change from an ARM subject to negative amortization to a less costly financing alternative. These loans are considered troubled debt restructurings because the modified interest rates were lower than the interest rates on the original loans and the loans were not re-underwritten to prove the new interest rates were, in fact, market interest rates for borrowers with similar credit quality. Even though the interest rates following the modifications were no less than those offered new borrowers, these loans have been placed on non-accrual status. Interest income will be recorded as these borrowers make their loan payments on a cash basis. If these borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status but they will still be reported as troubled debt restructurings. The specific valuation allowance for these troubled debt restructurings has been calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan based on an expected life). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans or as a reduction of the provision if the loan is prepaid. We include adjustments to impairment losses due to the change in cash flows from changes over time as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to real estate acquired in settlement of loans and the fair value of the property is less than the loan’s recorded investment. Recoveries are credited to the allowance.

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

Real Estate Acquired in Settlement of Loans

Real estate acquired through foreclosure is recorded at fair value less cost to sell on the date of foreclosure and any subsequent fair value losses are recorded as a loss provision, included in net operations, with a corresponding charge-off to the asset. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

Premises and Equipment

Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are 15 years. The estimated useful life for furniture, fixtures and equipment, including computer equipment and software, is three to ten years.

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

Stock Option Plan

Downey has not issued stock options during 2007, 2006 or 2005 and all outstanding options were fully vested prior to 2004. Therefore, for the years 2007, 2006 and 2005, Downey’s net income and income per share would not have been reduced had Downey applied the fair value method of accounting set forth in Statement of Financial Accounting Standards No. 123R "Accounting for Stock-Based Compensation."

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption of SFAS 157 is not expected to have a material impact.

Page 98	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Statement of Financial Accounting Standards No. 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS 158"), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Adoption of the measurement provisions of SFAS 158 is not expected to have a material impact.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Adoption of SFAS 159 is not expected to have a material impact.

Staff Accounting Bulletin No. 109

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB. 109"). SAB 109 provides the staff’s views on the accounting for written loan commitments recorded at fair value. To make the staff’s views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principals to Loan Commitments, and specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at face value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. Adoption of SAB 109 is not expected to have a material impact.

Financial Interpretation No. 48

FIN 48 was adopted during the first quarter of 2007. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Adoption of FIN 48 resulted in an increase to the opening balance of retained earnings of $3.2 million, relating to the recognition of a previously unrecognized tax benefit associated with bad debt reserves for tax purposes. Management has determined there are no additional unrecognized tax benefits to be reported in Downey’s financial statements, and none are anticipated during the next 12 months. For the cumulative effect from the adoption of FIN 48, see Consolidated Statements of Stockholders’ Equity on page 89.

Page 99	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(2) U.S. Treasury, Government Sponsored Entities and Other Investment Securities Available for Sale

The amortized cost and estimated fair value of U.S. Treasury, government sponsored entity and other investment securities available for sale are summarized as follows:

		Gross	Gross	Estimated
Amortized		Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$-	$-	$-	$-
Government sponsored entities securities	1,544,864	4,977	23	1,549,818
Other investment securities	61	-	-	61

December 31, 2007	$1,544,925	$4,977	$23	$1,549,879

U.S. Treasury securities	$-	$-	$-	$-
Government sponsored entities securities	1,442,709	-	9,596	1,433,113
Other investment securities	63	-	-	63

December 31, 2006	$1,442,772	$-	$9,596	$1,433,176

At December 31, 2007, 14% of Downey’s securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 1.00% at various specified times over a range from November 2008 to November 2021. In addition, at December 31, 2007, all of these investment securities contained call provisions ranging from January 2008 to August 2022.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows:

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Government sponsored entities
securities	99,980	20	4,997	3	104,977	23
Other investment securities	-	-	-	-	-	-

Total temporarily impaired
securities	$99,980	$20	$4,997	$3	$104,977	$23

December 31, 2006:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Government sponsored entities
securities	858,323	2,902	574,790	6,694	1,433,113	9,596
Other investment securities	-	-	-	-	-	-
Total temporarily impaired

securities	$858,323	$2,902	$574,790	$6,694	$1,433,113	$9,596

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The amortized cost and estimated fair value of U.S. Treasury, government sponsored entity and other investment securities available for sale at December 31, 2007, by contractual maturity, are shown below.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	937,940	941,453
Due after five years through ten years	506,924	508,385
Due after ten years	100,061	100,041

Total	$1,544,925	$1,549,879

There were no proceeds and gross realized gains or losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of U.S. Treasury, government sponsored entities and other investment securities available for sale recorded using the specific identification method in 2007, 2006 or 2005.

In 2007, no gains or losses were realized on called securities and no securities were sold. Net unrealized losses on investment securities available for sale were recognized in stockholders’ equity as accumulated other comprehensive income (loss) in the amount of $5.0 million, or $2.9 million net of income taxes, at December 31, 2007, and $9.6 million, or $5.5 million net of income taxes, at December 31, 2006.

(3) Loans and Mortgage-Backed Securities Purchased Under Resale Agreements

There were no outstanding loans and mortgage-backed securities purchased under resale agreements at December 31, 2007, and no resale agreements executed during 2006. The average balance for the resale agreements purchased in 2007 was $1.0 million at an average interest rate of 5.18%, with the maximum balance at any month end of $9.7 million.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated fair value of the mortgage-backed securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

December 31, 2007:
Non-government sponsored entities certificates	$110	$1	$-	$111

Total	$110	$1	$-	$111

December 31, 2006:
Non-government sponsored entities certificates	$253	$-	$2	$251

Total	$253	$-	$2	$251

Net unrealized gains on mortgage-backed securities available for sale recognized in stockholders’ equity as accumulated other comprehensive income was less than $1,000 at both at December 31, 2007 and 2006.

As part of Downey’s secondary marketing activity, Downey enters into forward sales commitments with investors to deliver mortgage-backed securities collateralized by our loans. This is accomplished through a securitization transaction, which involves the receipt of mortgage-backed securities in exchange for loans that Downey sells to a government sponsored entity. Settlement of the forward sales commitment and the securitization transaction occur on the same day, whereby Downey does not retain the mortgage-backed securities. However, based on market conditions in the future, Downey may retain the mortgage-backed securities for a period of time prior to selling it in the capital markets. In this event, Downey will not record a gain or loss from the exchange on the date of securitization. However, if Downey has the intention to sell the mortgage-backed securities in the future, Downey will designate the mortgage-backed securities as a trading security in the Consolidated Balance Sheet with changes in fair value included in the Consolidated Statement of Income.

Page 101	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Proceeds and gross realized gains and losses, including amounts reclassified out of accumulated other comprehensive income into earnings, on the sales of mortgage-backed securities available for sale are recorded using the specific identification method and are summarized as follows:

(In Thousands)	2007	2006	2005

Proceeds	$1,039,708	$933,896	$1,035,461

Gross realized gains	$7,238	$5,643	$8,261

Gross realized losses	$619	$791	$887

(5) Loans

Loans are summarized as follows:

	December 31,

(In Thousands)	2007	2006

Held for investment:
Loans secured by real estate:
Residential:
One-to-four units	$10,877,228	$13,227,004
Home equity loans and lines of credit	138,305	187,939
Five or more units	100,963	113,488
Commercial real estate	26,427	26,700
Construction	81,098	52,922
Land	49,521	58,910
Non-mortgage:
Commercial	5,000	2,400
Consumer	5,989	6,778

Total loans held for investment	11,284,531	13,676,141
Increase (decrease) for:
Undisbursed loan funds	(60,057)	(40,208)
Net deferred costs and premiums	156,853	232,294
Allowance for loan losses	(348,167)	(60,943)

Total loans held for investment, net	$11,033,160	$13,807,284

Held for sale:
Loans secured by real estate:
Residential one-to-four units	$103,320	$358,128
Net deferred costs and premiums	(109)	4,789
Capitalized basis adjustment (a)	173	298

Total loans held for sale, net	$103,384	$363,215

(a) Reflects the change in fair value of the interest rate lock derivative from date of rate lock to the date of funding.

At December 31, 2007, approximately 89% of the real estate securing Downey’s loans was located in California. As a result, the value of the underlying collateral for a significant portion of our loans may be unfavorably impacted by adverse changes in the California economy and real estate market.

The combined weighted average interest rate on loans held for investment and sale was 7.41% and 7.59% at December 31, 2007 and 2006, respectively. These rates exclude adjustments for non-accrual loans; amortization of net deferred costs to originate loans, premiums and discounts; and prepayment and late fees.

Page 102	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Most of Downey’s adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments. At December 31, 2007, loans subject to negative amortization represented 69% of Downey’s residential one-to-four unit adjustable rate portfolio held for investment, of which $379 million represented the amount of negative amortization included in the loan balance. This compares to 85% and $320 million, respectively, at December 31, 2006. During 2007, approximately 28% of our loan interest income represented negative amortization, up from 27% in 2006 and 16% in 2005.

A summary of activity in the allowance for loan losses for loans held for investment during 2007, 2006 and 2005 follows:

	Real
(In Thousands)	Estate	Commercial	Consumer	Total

Balance at December 31, 2004	$32,601	$443	$299	$33,343
Provision for loan losses	2,164	-	156	2,320
Charge-offs	(903)	(428)	(169)	(1,500)
Recoveries	410	-	28	438

Balance at December 31, 2005	34,272	15	314	34,601
Provision for (reduction of) loan losses	26,768	(1)	96	26,863
Charge-offs	(549)	-	(112)	(661)
Recoveries	120	-	20	140

Balance at December 31, 2006	60,611	14	318	60,943
Provision for loan losses	309,831	22	118	309,971
TDR yield adjustment (a)	(483)	-	-	(483)
Charge-offs	(22,448)	-	(116)	(22,564)
Recoveries	291		9	300

Balance at December 31, 2007	$347,802	$36	$329	$348,167

(a) For troubled debt restructurings of residential one-to-four unit loans, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan based on an expected life). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

During 2007, provision for loan losses totaled $310.0 million, compared with $26.9 million in 2006 and $2.3 million in 2005. The increase to the allowance in 2007 primarily reflected further increases in delinquent loans and declines in the value of underlying home collateral due to the continued weakening and uncertainty relative to the housing market. This has been particularly true in certain geographic areas such as the greater Sacramento, Stockton, Modesto and Monterey areas of Northern California, the Inland Empire and San Diego County. As a result, an increase in the allowance for loan losses was deemed appropriate. Included within the 2007 provision for loan losses was $39.5 million related to the creation of a specific allowance associated with certain troubled debt restructurings resulting from a borrower retention program. The allowance related to the troubled debt restructurings is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan based on an expected life). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield, thereby decreasing the allowance balance, or as a reduction of the provision if the loan is prepaid. The increase in 2006 provision for loan losses reflected an increase in unsold housing inventory, a decline in home prices, and increases in both negative amortization balances and loan defaults. These trends are typically leading indicators of increased losses.

Net charge-offs to average loans was 0.18% in 2007, less than 0.01% in 2006, and 0.01% in 2005.

Page 103	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A summary of activity in the allowance for loan-related commitment losses for loans held for investment, included in accounts payable and accrued liabilities, during 2007, 2006 and 2005 follows:

	Real
(In Thousands)	Estate	Commercial	Consumer	Total

Balance at December 31, 2004	$1,314	$8	$49	$1,371
Reduction of estimated losses	(51)	(2)	(4)	(57)

Balance at December 31, 2005	1,263	6	45	1,314
Reduction of estimated losses	(252)	(3)	(4)	(259)

Balance at December 31, 2006	1,011	3	41	1,055
Provision for (reduction of) estimated losses	163	-	(3)	160

Balance at December 31, 2007	$1,174	$3	$38	$1,215

There were 1,003 impaired loans at December 31, 2007. There was one impaired loan at December 31, 2006 secured by land, while there were no impaired loans at December 31, 2005. The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

	Investment	Specific	Carrying
(In Thousands)	Value	Allowance	Value

December 31, 2007:
Loans with specific allowances	$485,017	$(45,066)	$439,951
Loans without specific allowances	676	-	676

Total impaired loans	$485,693	$(45,066)	$440,627

December 31, 2006:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	11,345	-	11,345

Total impaired loans	$11,345	$-	$11,345

December 31, 2005:
Loans with specific allowances	$-	$-	$-
Loans without specific allowances	-	-	-

Total impaired loans	$-	$-	$-

The average recorded investment in impaired loans totaled $98.7 million and $0.9 million in 2007 and 2006, respectively. In 2007, there was $3.4 million of interest recognized following impairment on the impaired loan portfolio, while there was no interest recognized following impairment on the impaired loan portfolio in 2006. Total interest recognized on the impaired loan portfolio was $0.1 million in 2005, which is virtually the same for interest recognized on a cash basis over that period.

The aggregate amount of non-accrual loans that are in the foreclosure process, restructured, contractually past due 90 days or more as to principal or interest, or upon which interest collection is doubtful were $926 million and $102 million at December 31, 2007 and 2006, respectively. Downey had $3 million of commitments to lend additional funds to borrowers whose loans were on non-accrual status. At December 31, 2007, Downey’s troubled debt restructurings were $432 million, all of which were on non-accrual status, while at December 31, 2006 there were no troubled debt restructurings.

Interest due on non-accrual loans, but excluded from interest income, was approximately $21.0 million at December 31, 2007, compared to $3.8 million at December 31, 2006 and $1.2 million at December 31, 2005.

Page 104	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At December 31, 2007, the Bank had extended loans to one director and his associates totaling $19 million compared to $21 million at December 31, 2006. All such loans are performing in accordance with their loan terms. Presented below is a summary of activity with respect to such loans for the years ending December 31, 2007 and 2006:

(In Thousands)	2007	2006

Balance at beginning of period	$20,674	$21,341
Additions	-	-
Repayments	(1,905)	(667)

Balance at end of period	$18,769	$20,674

(6) Investments in Real Estate and Joint Ventures

Investments in real estate and joint ventures are summarized as follows:

	December 31,

(In Thousands)	2007	2006

Gross investments in real estate (a)	$54,457	$38,173
Accumulated depreciation	(3,040)	(3,018)
Allowance for losses	(103)	(103)

Investments in real estate	51,314	35,052

Equity in joint ventures	17,684	24,791
Joint venture valuation allowance	(319)	-

Investments in joint ventures	17,365	24,791

Total investments in real estate and joint ventures	$68,679	$59,843

(a) Included $11 million invested in community development funds in 2007 and $8 million in 2006.

The table set forth below describes the type, location and amount invested in real estate and joint ventures, net of specific valuation allowances of less than $1 million at December 31, 2007:

(In Thousands)	California	Arizona	Total

Shopping centers	$883	$7	$890
Residential (a)	28,513	-	28,513
Land	34,644	4,951	39,595

Total real estate before general valuation allowance	$64,040	$4,958	68,998
General valuation allowance			(319)

Net investment in real estate and joint ventures			$68,679

(a) Included $11 million invested in community development funds.

Page 105	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A summary of real estate and joint venture operations included in Downey’s results of operations is as follows:

(In Thousands)	2007	2006	2005

Wholly owned operations:
Rental operations:
Rental income	$2,111	$1,501	$2,083
Costs and expenses	(990)	(630)	(741)

Net rental operations	1,121	871	1,342
Net gains on sales of wholly owned real estate	22	3,051	477
Reduction of losses on real estate	-	-	1,333

Total wholly owned operations	1,143	3,922	3,152

Joint venture operations:
Equity (deficit) in net income (loss) from joint ventures	(7,709)	7,031	3,582
Provision for losses provided by DSL Service Company	(319)	-	-

Total joint venture operations	(8,028)	7,031	3,582

Total	$(6,885)	$10,953	$6,734

Activity in the allowance for losses on investments in real estate and joint ventures for 2007, 2006 and 2005 is as follows:

	Real Estate	Shopping
	Held for	Centers	Investments
	or Under	Held for	In Joint
(In Thousands)	Development	Investment	Ventures	Total

Balance at December 31, 2004	$103	$1,333	$-	$1,436
Reduction of estimated losses	-	(1,333)	-	(1,333)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Balance at December 31, 2005	103	-	-	103
Provision for estimated losses	-	-	-	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Balance at December 31, 2006	103	-	-	103
Provision for estimated losses	-	-	319	319
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Balance at December 31, 2007	$103	$-	$319	$422

Page 106	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed financial information of joint ventures reported on the equity method is as follows:

Condensed Combined Balance Sheets - Joint Ventures

	December 31,

(In Thousands)	2007	2006

Assets
Cash	$5,157	$8,683
Projects under development	48,763	74,659
Other assets	264	4,079

	$54,184	$87,421

Liabilities and Equity
Liabilities:
Notes payable	$41,110	$56,088
Other	4,448	4,743
Equity (deficit):
DSL Service Company (a)	17,365	24,791
Allowance for losses provided by DSL Service Company (b)	319	-
Other partners (b)	(9,058)	1,799

Net equity	8,626	26,590

	$54,184	$87,421

(a) Included priority return payments from joint ventures to DSL Service Company.
(b) Represents the other partner’s equity (deficit) interest in the accumulated retained earnings of the respective joint ventures. Those results include the net profit on sales and the operating results of the real estate assets, net of funding costs and asset impairment writedowns. Except for any secured financing which has been obtained, DSL Service Company has provided all other financing. As part of Downey’s internal asset review process, the fair value of the joint venture real estate assets, net of secured notes payable to others, is compared to the partners’ equity (deficit) investment. To the extent the fair value of the real estate assets is less than the partners’ equity (deficit) investment, a provision is made to create a valuation allowance for DSL Service Company’s share of the loss. No valuation allowance was required at December 31, 2006.

Condensed Combined Statements of Operations - Joint Ventures

(In Thousands)	2007	2006	2005

Real estate sales:
Sales	$36,606	$62,878	$33,243
Cost of sales	(51,552)	(50,786)	(26,707)

Net gains (losses) on sales	(14,946)	12,092	6,536
Other expenses	(4,193)	(795)	(80)

Net income (loss)	(19,139)	11,297	6,456
Less other partners’ share of net loss	(11,430)	(4,266)	(2,874)
Provision for losses	(319)	-	-

DSL Service Company’s share of net income (loss)	$(8,028)	$7,031	$3,582

Page 107	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(7) Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans was $115.6 million and $8.5 million at December 31, 2007 and 2006, respectively. A summary of net operation of real estate acquired in settlement of loans included in Downey’s results of operations follows:

(In Thousands)	2007	2006	2005

Net gains on sales	$(58)	$(337)	$(438)
Net operating expense	5,805	524	126
Provision for estimated losses	3,739	63	216

Net operations of real estate acquired in settlement of loans	$9,486	$250	$(96)

(8) Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,

(In Thousands)	2007	2006

Land	$30,266	$29,697
Building and improvements	112,966	110,363
Furniture, fixtures and equipment	110,375	101,809
Construction in progress	747	333
Other	97	107

Total premises and equipment	254,451	242,309
Accumulated depreciation	(138,605)	(128,257)

Total premises and equipment, net	$115,846	$114,052

The associated depreciation expense was $14.3 million for 2007 and $13.0 million for 2006. Downey has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend. Rental expense was $6.4 million in 2007, $5.7 million in 2006 and $5.3 million in 2005. The following table summarizes future minimum rental commitments under noncancelable leases.

(In Thousands)

2008	$5,680
2009	4,864
2010	3,560
2011	2,375
2012	966
Thereafter (a)	550

Total future lease commitments	$17,995

(a) There are no lease commitments beyond the year 2015, though options to renew at that time are available.
(9) Federal Home Loan Bank Stock

The Bank’s required investment in Federal Home Loan Bank ("FHLB") of San Francisco stock, carried at cost, based on December 31, 2007 financial data, was $56 million. The investment in FHLB stock amounted to $71 million and $153 million at December 31, 2007 and 2006, respectively. Each member of the FHLB is required to own a minimum stock amount equal to the greater of 1% of membership asset value (capped at $25 million) or 4.7% of FHLB advances.

Page 108	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(10) Mortgage Servicing Rights

The following table summarizes the activity in MSRs and its related allowance for the years indicated and other related financial data:

(Dollars in Thousands)	2007	2006	2005

Gross balance at beginning of period	$21,435	$21,157	$20,502
Additions (a)	5,606	5,325	6,424
Amortization	(4,026)	(4,370)	(5,156)
Sales	(868)	-	(101)
Impairment write-down	(174)	(677)	(512)

Gross balance at end of period	21,973	21,435	21,157

Allowance balance at beginning of period	239	855	2,538
Provision for (reduction of) impairment	2,396	61	(1,171)
Impairment write-down	(174)	(677)	(512)

Allowance balance at end of period	2,461	239	855

Total mortgage servicing rights, net	$19,512	$21,196	$20,302

As a percentage of associated mortgage loans	0.80%	0.89%	0.86%
Estimated fair value (b)	20,991	22,828	20,351
Weighted average expected life (in months)	53	54	47
Custodial account earnings rate	4.53%	5.28%	4.46%
Weighted average discount rate	11.45	10.28	9.32

At period end
Mortgage loans serviced for others:
Total	$5,525,357	$5,908,233	$5,292,253
With capitalized mortgage servicing rights: (b)
Amount	2,436,278	2,394,754	2,362,539
Weighted average interest rate	5.88%	5.75%	5.60%
Total loans sub-serviced without mortgage servicing rights: (c)
Term – less than six months	81,123	93,074	123,552
Term – indefinite	2,995,119	3,404,342	2,785,090

Custodial account balances	$81,778	$172,462	$117,451

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$3,980	$1,510	$(323)	$4,223
Reduction of (increase in) valuation allowance	2,310	959	(510)	2,384

Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(6,687)	(1,523)	357	(7,841)
Reduction of (increase in) valuation allowance	(6,422)	(969)	545	(7,349)

(a) The weighted-average expected life of the MSRs portfolio becomes 72 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 28 months.

The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the years indicated:

(In Thousands)	2007	2006	2005

Net cash servicing fees	$7,028	$6,370	$7,091
Payoff and curtailment interest cost (a)	(3,785)	(2,533)	(1,047)
Amortization of mortgage servicing rights	(4,026)	(4,370)	(5,156)
(Provision for) reduction of impairment of mortgage servicing rights	(2,396)	(61)	1,171

Total loan servicing income (loss), net	$(3,179)	$(594)	$2,059

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. This does not include the benefit of the use of repaid loan funds to increase net interest income.

Based on the key assumptions mentioned above, the following table presents Downey’s estimated MSR amortization for the next five years:

(In Thousands)

2008	$3,823
2009	3,507
2010	2,832
2011	2,200
2012	1,743
Thereafter	7,868

Total MSR amortization	$21,973

Page 110	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(11) Other Assets

Other assets are summarized as follows:

	December 31,

(In Thousands)	2007	2006

Accrued interest receivable	$70,367	$91,192
Advances on loans	11,861	2,350
Advances on investor owned loans	8,947	1,317
Commitments to invest in community development funds	6,433	11,993
Current tax receivable	6,312	-
Prepaid expenses	4,923	7,493
Interest rate lock commitments	237	40
Loan forward sales contracts	55	718
Other	10,938	6,643

Total other assets	$120,073	$121,746

(12) Deposits

Deposits are summarized as follows:

	December 31,

	2007		2006

	Weighted		Weighted
	Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing checking (a)	-%	$645,730	-%	$769,086
Interest-bearing checking (a)	0.27	464,980	0.28	493,620
Money market	1.04	134,640	1.04	148,448
Regular passbook	0.95	1,035,964	0.97	1,269,420

Total transaction accounts	0.55	2,281,314	0.57	2,680,574
Certificates of deposit:
Less than 2.00%	1.25	21,915	1.29	22,566
2.00-2.49	2.31	148	2.29	686
2.50-2.99	2.83	6,889	2.80	25,375
3.00-3.49	3.28	72,288	3.30	128,294
3.50-3.99	3.86	43,481	3.89	237,155
4.00-4.49	4.29	306,302	4.31	692,386
4.50-4.99	4.85	6,026,108	4.82	2,722,829
5.00-5.49	5.10	1,736,673	5.19	5,008,378
5.50 and greater	6.00	923	5.54	266,626

Total certificates of deposit	4.85	8,214,727	4.94	9,104,295

Total deposits	3.92%	$10,496,041	3.95%	$11,784,869

(a) Included amounts swept into money market deposit accounts.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $3.7 billion and $3.8 billion at December 31, 2007 and 2006, respectively.

Page 111	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

At December 31, 2007, scheduled maturities of certificates of deposit are as follows:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2008	4.87%	$7,904,212
2009	4.34	155,996
2010	4.38	72,841
2011	4.57	28,940
2012	4.61	52,738
Thereafter	-	-

Total	4.85%	$8,214,727

The weighted average cost of deposits averaged 3.94%, 3.49% and 2.46% during 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, public funds totaled $2 million and $3 million, respectively, and were secured by mortgage loans with a carrying value of approximately $11 million and $7 million, respectively.

Interest expense on deposits by type is summarized as follows:

(In Thousands)	2007	2006	2005

Interest-bearing checking (a)	$1,459	$1,718	$1,886
Money market	1,482	1,632	1,679
Regular passbook	10,946	15,082	23,732
Certificate accounts	425,174	399,158	242,765

Total deposit interest expense	$439,061	$417,590	$270,062

(a) Included amounts swept into money market deposit accounts.

Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $2 million at December 31, 2007 and 2006.

(13) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized as follows:

(Dollars in Thousands)	2007	2006	2005

Balance at year end	$-	$469,971	$-
Average balance outstanding during the year	507,099	234,596	-
Maximum amount outstanding at any month-end during the year	666,575	469,971	-
Weighted average interest rate during the year	5.25%	5.32%	-%

The securities collateralizing these transactions were delivered to major national brokerage firms who arranged the transactions. Securities sold under agreements to repurchase generally mature within 30 days of the various sale dates.

Page 112	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(14) Federal Home Loan Bank Advances

FHLB advances are summarized as follows:

(Dollars in Thousands)	2007	2006	2005

Balance at year end (a)	$1,197,100	$2,140,785	$3,557,515
Average balance outstanding during the year	1,270,701	3,202,630	4,068,551
Maximum amount outstanding at any month-end during the year	1,835,091	3,825,741	5,093,874
Weighted average interest rate during the year (a)	6.09%	5.37%	3.52%
Weighted average interest rate at year end (a)	5.61	5.87	4.71
Year-end loans securing advances	$1,564,352	$2,555,555	$4,206,235

(a) Included the impact of interest rate swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of FHLB advances.

In addition to the collateral securing existing advances, Downey had an additional $4.5 billion in loans available at the FHLB as collateral for any future advances as of December 31, 2007.

FHLB advances have the following maturities at December 31, 2007:

	Weighted
(Dollars in Thousands)	Average Rate	Amount

2008 (a)	5.61%	$1,172,100
2009	-	-
2010	-	-
2011	-	-
2012	5.75	25,000
Thereafter	-	-

Total	5.61%	$1,197,100

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(16) Income Taxes

At December 31, 2007, Downey had a current income tax receivable of $6.3 million, compared to a current income tax payable of $94.6 million at December 31, 2006.

Deferred tax liabilities (assets) are comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets:

	December 31,

(In Thousands)	2007	2006

Deferred tax liabilities:
FHLB stock dividends	$16,362	$26,894
Mortgage servicing rights, net of allowances	8,944	8,131
Deferred loan costs	6,104	11,207
Equity in joint ventures	5,607	4,171
Deferred loan fees	4,249	4,563
Unrealized gains (losses) on investment securities	2,087	(4,060)
Depreciation on premises and equipment	1,608	2,261
Housing credit amortization	291	-
Tax reserves in excess of base year	-	3,179
Other deferred expense items	10,190	-

Total deferred tax liabilities	55,442	56,346

Deferred tax assets:
Loan valuation allowances, net of bad debt charge-offs	(160,314)	(28,061)
California franchise tax	(8,708)	(7,693)
Real estate and joint venture valuation allowances	(3,666)	(53)
Fair value adjustment on loans held for sale	(2,766)	(1,229)
Deferred compensation	(2,000)	(2,096)
Derivative instrument adjustment	(74)	244
Interest on tax deficiencies	-	(7,294)
Other deferred income items	-	(10,440)

Total deferred tax assets	(177,528)	(56,622)
Deferred tax assets valuation allowance	-	-

Net deferred tax asset	$(122,086)	$(276)

Income taxes are summarized as follows:

(In Thousands)	2007	2006	2005

Federal:
Current	$69,944	$131,172	$95,330
Deferred	(100,835)	(21,125)	20,256

Total federal income taxes (tax benefits)	$(30,891)	$110,047	$115,586

State:
Current	$27,386	$43,032	$30,478
Deferred	(37,721)	(10,724)	9,950

Total state income taxes (tax benefits)	$(10,335)	$32,308	$40,428

Total:
Current	$97,330	$174,204	$125,808
Deferred	(138,556)	(31,849)	30,206

Total income taxes (tax benefits)	$(41,226)	$142,355	$156,014

Page 114	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

A reconciliation of income taxes to the expected statutory federal corporate income taxes follows:

	2007		2006		2005

(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Expected statutory income taxes (tax benefits)	$(34,239)	35.0%	$119,704	35.0%	$129,672	35.0%
California franchise tax, (tax benefits) net of
federal income tax effect	(6,718)	6.9	23,544	6.9	26,278	7.1
Settlement of prior year tax return issues	-	-	(3,179)	(0.9)	(3,179)	(0.9)
Reduction to tax reserves	(1,500)	1.5	(3,819)	(1.1)	-	-
Interest expense reported as tax	1,714	(1.8)	5,518	1.6	2,957	0.8
Increase resulting from other items	(483)	0.5	587	0.1	286	0.1

Income taxes (tax benefits)	$(41,226)	42.1%	$142,355	41.6%	$156,014	42.1%

The effective tax rates for 2007, 2006, and 2005 include interest expense of $1.7 million, $5.5 million, and $3.0 million, respectively, related to payments of prior year taxes. The rates for 2006 and 2005 reflect a reduction to federal tax expense of $3.2 million in each year from the settlement of prior year tax return issues. In addition, income taxes for 2007 and 2006 were reduced by $1.5 million and $3.8 million, respectively, due to a decline in the income tax reserves related to management’s favorable assessment of our income tax exposure.

Downey made income and franchise tax payments, net of refunds, amounting to $200.0 million, $177.3 million, and $144.0 million in 2007, 2006, and 2005, respectively.

Downey and its wholly owned subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns on a calendar year basis. The Internal Revenue Service ("IRS") is currently examining Downey’s tax returns for 2003, 2004, and 2005. All tax years subsequent to 2002 are subject to federal examination, while state tax returns for years subsequent to 2001 are subject to examination by taxing authorities. Downey has determined that its treatment of certain loan origination costs in tax years 2003 through 2005 was improper and has filed amended tax returns for those years and paid tax (previously provided in prior periods) and interest to federal and state taxing authorities in the amount of $144.7 million to resolve this issue. The after-tax interest assessment related to Downey’s tax returns for 2003 through 2005 totaled $10.9 million. Of that amount, $1.7 million was accrued for 2007 and has been recorded as additional income taxes, and $9.2 million was accrued for 2004 through 2006 and has been reflected in income taxes. When applicable, Downey classifies interest (net of tax) and penalties on the underpayment of taxes as income tax expense.

Adoption of FIN 48 in the first quarter of 2007 resulted in an increase to the opening balance of retained earnings of $3.2 million, relating to the recognition of a previously unrecognized tax benefit associated with bad debt reserves for tax purposes. Management has determined there are no additional unrecognized tax benefits to be reported in Downey’s financial statements, and none are anticipated during the next 12 months.

(17) Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follows:

	December 31,

(In Thousands)	2007	2006

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale	$2,869	$(5,537)
Net unrealized gains (losses) on mortgage-backed securities
available for sale, at fair value	1	(1)
Net unrealized gains (losses) on cash flow hedges	(102)	334

Balance at end of year	$2,768	$(5,204)

Page 115	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Regulatory Capital

The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") which has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. The Bank is in compliance with the Capital Regulations at December 31, 2007 and 2006.

Regulatory guidance considers subprime lending a high-risk activity that is unsafe and unsound if the risks associated with subprime lending are not properly controlled. Specifically, this guidance sets forth expectations of regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

  have subprime assets equal to 25% or higher of Tier 1 capital, or have subprime portfolios experiencing rapid growth or adverse performance trends, are administered by inexperienced management, or have inadequate or weak controls.

Downey’s subprime portfolio, pursuant to its definition, represented 38% of Tier 1 capital as of year-end 2007. The OTS notified Downey that as of March 31, 2003, it was required to risk weight the subprime residential loans at 75% versus a 50% risk weighting. This change increased the required regulatory capital associated with subprime loans by one and one-half times that of prime residential loans. Downey is not subject to any other regulatory capital requirements.

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

			Under Prompt Corrective Action Provisions

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2007:
Risk-based capital
(to risk-weighted assets)	$1,451,380	19.01%	$610,674	8.00%	$763,343	10.00%
Core capital
(to adjusted assets)	1,355,962	10.18	399,717	3.00	666,195	5.00
Tangible capital
(to adjusted assets)	1,355,962	10.18	199,859	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	1,355,962	17.76	-	- (a)	458,006	6.00

2006:
Risk-based capital
(to risk-weighted assets)	$1,474,983	17.78%	$663,726	8.00%	$829,657	10.00%
Core capital
(to adjusted assets)	1,413,088	8.76	483,841	3.00	806,401	5.00
Tangible capital
(to adjusted assets)	1,413,088	8.76	241,920	1.50	-	- (a)
Tier I capital
(to risk-weighted assets)	1,413,088	17.04	-	- (a)	497,794	6.00

(a) Ratio is not specified under capital regulations.

Page 116	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Capital Distributions

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

As of December 31, 2007, the Bank’s capital distributions have been made in accordance with regulatory requirements. Also as of December 31, 2007, the Bank had the capacity to declare a dividend totaling $258 million subject to filing an application with the OTS at least 30 days prior to the distribution and the OTS approving the dividend.

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

Common stock repurchases were as follows:

	Common Stock
	Number of	Average	Available for
	Shares	Price	Repurchase

Authorized share repurchase program – July 24, 2002	-	$-	$50,000,000
August 2002	212,300	41.04	41,287,128
November 2002	94,000	36.78	37,829,808
August 2004	114,500	54.24	31,619,328

Balance (a)	420,800	$43.68	$-

(a) On September 27, 2004, the Board of Directors terminated the stock repurchase authorization.

Page 117	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Employee Stock Option Plans

During 1994, the Bank adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan ("LTIP"). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At December 31, 2007, 381,239 shares of treasury stock may be used to satisfy the exercise of options or for payment of other awards. No other stock based plan exists.

Options outstanding under the LTIP at December 31, 2007 and 2006 are summarized as follows:

Outstanding Options

	Number	Average
	of	Option
	Shares	Price

December 31, 2004	52,914	$25.44
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2005	52,914	25.44
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2006	52,914	25.44
Options granted	-	-
Options exercised	-	-
Options canceled	-	-

December 31, 2007	52,914	$25.44

Under the LTIP, options are exercisable over vesting periods specified in each grant and, unless exercised, the options terminate between five or ten years from the date of the grant. Further, under the LTIP, the option price shall at least equal or exceed the fair market value of such shares on the date the options are granted.

At December 31, 2007, 2006 and 2005, options for 52,914 shares were outstanding and were exercisable at a weighted average option price per share of $25.44. At December 31, 2007, these options had a weighted average remaining contractual life of 12 months.

Downey measured its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for Downey’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, stock-based compensation would have been fully expensed over the vesting period as of December 31, 2002. Therefore, for the years 2007, 2006, and 2005, Downey’s net income and income per share would not have been reduced.

Page 118	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(18) Earnings Per Share

Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings per share excludes dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings.

A reconciliation of the components used to derive basic and diluted earnings per share for 2007, 2006 and 2005 follows:

	Net	Weighted Average	Per Share
(Dollars in Thousands, Except Per Share Data)	Income (loss)	Shares Outstanding	Amount

2007:
Basic earnings per share	$(56,599)	27,853,783	$(2.03)
Effect of dilutive stock options	-	-	-

Diluted earnings per share	$(56,599)	27,853,783	$(2.03)

2006:
Basic earnings per share	$199,656	27,853,783	$7.17
Effect of dilutive stock options	-	30,084.01

Diluted earnings per share	$199,656	27,883,867	$7.16

2005:
Basic earnings per share	$214,477	27,853,783	$7.70
Effect of dilutive stock options	-	29,468.01

Diluted earnings per share	$214,477	27,883,251	$7.69

(19) Employee Benefit Plans

Retirement and Savings Plan

The Downey Savings and Loan Association, F.A. Employees’ Retirement and Savings Plan ("the Plan") was established as a profit-sharing plan on January 1, 1978 and was originally called the Employees’ Profit-Sharing Plan of Downey Savings and Loan Association. The Plan was amended and restated in its entirety as of October 1, 1997 and July 1, 2002 and was a qualified cash or deferred arrangement under the Internal Revenue Code Sections 401(a) and 401(k). The Plan has been amended as of October 1, 2004 and is intended to be a qualified retirement plan under the Internal Revenue Code. Under the Plan, all employees of Downey are eligible to participate provided they complete three full months of service, provided they are at least 18 years of age and are not (1) covered by a collective bargaining agreement, (2) a leased employee, (3) a nonresident alien who does not receive any earning income, and (4) an employee within the meaning of Internal Revenue Code Section 401 (c) (3). Participants could contribute up to 60% of their eligible compensation, not to exceed the IRS limit in a calendar year or $15,500 in 2007. In addition, participants who reach age 50 or older by December 31 of the Plan year may contribute an additional amount of their eligible compensation as a catch-up contribution as provided by the Economic Growth and Tax Relief Reconciliation Act. The limit for 2007 is $5,000. Downey makes a matching contribution to participants that meet the previously mentioned eligibility requirements and that complete one year of service. Downey makes matching contributions up to 50% of the participants’ pre-tax contributions subject to a maximum of 6% per pay period of eligible compensation. Participants may rollover into the Plan amounts representing distributions from other qualified plans.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Downey’s contributions to the Plan totaled $2.3 million for both 2007 and 2006, compared to $2.1 million in 2005 and was recorded in salaries and related costs.

Downey has a Deferred Compensation Plan for key management employees and directors. Participants are eligible to defer compensation on a pre-tax basis, including director fees, and earn a competitive interest rate on the amounts deferred. As of December 31, 2007, 117 management employees and 10 directors were eligible to participate in the program. During 2007, 20 management employees and no directors elected to defer compensation pursuant to the plan. Downey’s expense related to the Deferred Compensation Plan has been less than $0.1 million each year since inception. At December 31, 2007, the associated liability was $2.7 million.

Group Benefit Plan

Downey provides certain health and welfare benefits for active employees under a cafeteria plan ("Benefit Plan") as defined by section 125 of the Internal Revenue Code. Under the Benefit Plan, employees make appropriate selections as to the type of benefits and the amount of coverage desired. The benefits are provided through insurance companies and other health organizations and are funded by contributions from Downey, employees and retirees and include deductibles, co-insurance provisions and other limitations. Downey’s expense for health and welfare benefits was $11.5 million, $9.5 million and $8.6 million in 2007, 2006 and 2005, respectively.

(20) Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)

Derivatives

Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Associated fair value adjustments to the notional amount of interest rate lock commitments are recorded in current earnings under net gains (losses) on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. At December 31, 2007, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $53 million, with a fair value gain of $0.2 million.

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

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income, net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At December 31, 2007, the notional amount of loan forward sale contracts amounted to $152 million, with a fair value loss of $1.1 million, of which 94 million were designated as cash flow hedges. There were no loan forward purchase contracts at December 31, 2007.

Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements ("swap contracts") with certain national investment banking firms or the Federal Home Loan Bank ("FHLB") under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which it pays variable interest based on the 3-month London Inter-Bank Offered Rate ("LIBOR") while receiving fixed interest. The swaps were designated as a hedge of changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At December 31, 2007, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value loss of $3.4 million recorded on the balance sheet in other liabilities and as a decrease to the advances being hedged.

The following table summarizes Downey’s interest rate swap contracts at December 31, 2007:

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	5.08%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	5.08	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	5.08	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	5.08	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 121	Navigation Links

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

	December 31,

(In Thousands)	2007	2006

Net gains (losses) on non-qualifying hedge transactions	$104	$(1,108)
Net losses on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	104	(1,108)
Other comprehensive income (loss)	(436)	427

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$53,250	$196,751
Associated loan forward sale contracts	57,924	187,804
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	103,384	363,215
Associated loan forward sale contracts	93,576	341,696
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000
Associated interest rate swap contracts – pay-variable, receive-fixed	430,000	430,000

(a) Amount represents the notional amount of the commitment or contracts reduced by an anticipated fallout factor for those commitments not expected to fund. The notional amount for interest rate lock commitments before the reduction of expected fall out was $81.6 million.

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

Page 122	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

The following is a summary of commitments with off-balance sheet risk at the years indicated:

	December 31,

(In Thousands)	2007	2006

Commitments to originate adjustable rate loans held for investment	$196,471	$139,145
Undisbursed loan funds and unused lines of credit	306,532	347,338

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

Downey maintains an allowance for credit losses to provide for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at December 31, 2007 and 2006.

Other Contractual Obligations

Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the sale, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. Downey recorded repurchase or indemnification losses related to defects in the origination process of $1.1 million in 2007 and $1.2 million in 2006, and repurchased $16 million of loans and $2 million of real estate acquired in settlement of loans in 2007 and $3 million of loans in 2006.

The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period not to exceed 120 days from the sale’s settlement date. Downey reserved less than $1 million at December 31, 2007 and 2006 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of December 31, 2007, Downey’s maximum sales price premium refund would be $1 million.

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

Page 123	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

At December 31, 2007, scheduled maturities of certificates of deposit, FHLB advances, senior notes and future operating minimum lease commitments were as follows:

		After 1 Year	After 3 Years
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,904,212	$228,837	$81,678	$-	$8,214,727
FHLB advances	1,172,100	-	25,000	-	1,197,100
Senior notes	-	-	-	198,445	198,445
Operating leases	5,680	8,424	3,341	550	17,995

Total other contractual obligations	$9,081,992	$237,261	$110,019	$198,995	$9,628,267

Litigation

On October 29, 2004, two former traditional branch employees brought an action in Los Angeles Superior Court, Case No. BC323796, entitled "Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association." The first amended complaint seeks unspecified damages for alleged unpaid regular and overtime wages, inadequate meal breaks, failure to pay split-shift and reporting time wages, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings employees who held the position of Customer Service Supervisor and/or Customer Service Representative at Downey’s in-store branches at any time from October 29, 2000 to date. Based on a review of the current facts and circumstances with retained outside counsel, (i) Downey Savings plans to oppose the claim and assert all appropriate defenses and (ii) management has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

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

Page 124	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Federal Home Loan Bank Stock

Fair value equals their book value due to their short-term repricing characteristics.

Mortgage Servicing Rights

The fair value of MSRs related to loans serviced for others is determined by computing the present value of the expected net servicing income from the portfolio by strata, determined by key characteristics of the underlying loans, primarily coupon interest rate and whether the loans have a fixed or variable rate.

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

Off-Balance Sheet Financial Instruments

Outstanding commitments to originate loans and mortgage-backed securities held for investment, unused lines of credit, standby letters of credit and other contingent liabilities are not included in the table that follows. See Note 20, for information concerning the notional amount of such financial instruments.

Page 125	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Based on the above methods and assumptions, the following table presents the estimated fair value of Downey’s financial instruments:

	December 31, 2007		December 31, 2006

	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount (a)	Fair Value	Amount (a)	Fair Value

Assets:
Cash	$83,840	$83,840	$124,865	$124,865
Federal funds	5,900	5,900	1	1
U.S. Treasury, government sponsored entities and
other investment securities available for sale	1,549,879	1,549,879	1,433,176	1,433,176
Mortgage-backed securities available for sale	111	111	251	251
Loans secured by real estate:
Residential: (b)
Adjustable	10,740,107	10,470,083	13,695,151	13,986,420
Fixed	147,889	148,481	171,306	172,233
Home equity loans and lines of credit	137,286	137,286	186,901	187,952
Other	102,007	103,574	109,319	112,991
Non-mortgage loans:
Commercial	3,595	3,590	1,363	1,382
Consumer	5,660	5,660	6,459	6,778
Federal Home Loan Bank stock	70,964	70,964	152,953	152,953
Mortgage servicing rights and
loan servicing portfolio (c)	19,512	20,991	21,196	22,828
Interest rate lock commitments (d)	237	521	40	1,937
Undesignated loan forward sale contracts	36	36	573	573
Designated loan forward sale contracts	19	19	145	145

Liabilities:
Deposits:
Transaction accounts	2,281,314	2,281,314	2,680,574	2,680,574
Certificates of deposit	8,214,727	8,231,832	9,104,295	9,081,425
FHLB advances and other borrowings (e)	1,197,100	1,200,991	2,610,756	2,614,383
Interest rate swap contracts (e)	3,390	3,390	14,215	14,215
Senior notes	198,445	153,344	198,260	199,294
Interest rate lock commitments (d)	39	48	701	(459)
Undesignated loan forward sale contracts	269	269	76	76
Designated loan forward sale contracts	892	892	368	368

(a) The carrying amount of loans is stated net of undisbursed loan funds, unearned fees and discounts and allowances for losses.
(b) Included loans held for sale with capitalized basis adjustments reflecting the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding.
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

Page 126	Navigation Links

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

In its joint ventures, DSL Service Company is entitled to a priority return on its equity invested in the projects after third-party debt and shares profits and losses with the developer partner, generally on an equal basis. Partnership equity (deficit) accounts are affected by current period results of operations, additional partner advances, partnership distributions and partnership liquidations.

This segment’s primary sources of revenue are net rental income and gains from the sale of real estate investment assets. This segment’s principal expenses are interest expense and general and administrative expense.

Page 127	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Operating Results and Assets

The following table presents the operating results and selected financial data by business segment for 2007, 2006 and 2005:

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Year ended December 31, 2007
Net interest income	$422,564	$1,274	$-	$423,838
Provision for credit losses	310,131	-	-	310,131
Other income	52,480	(6,004)	-	46,476
Operating expense	256,738	1,270	-	258,008
Net intercompany income (expense)	68	(68)	-	-

Loss before income tax benefits	(91,757)	(6,068)	-	(97,825)
Tax benefits	(38,661)	(2,565)	-	(41,226)

Net loss	$(53,096)	$(3,503)	$-	$(56,599)

At December 31, 2007
Assets:
Loans and mortgage-backed securities, net	$11,136,655	$-	$-	$11,136,655
Investments in real estate and joint ventures	-	68,679		68,679
Other	2,258,746	19,023	(74,046)	2,203,723

Total assets	13,395,401	87,702	(74,046)	13,409,057

Equity	$1,334,417	$74,046	$(74,046)	$1,334,417

Year ended December 31, 2006
Net interest income	$517,321	$1,356	$-	$518,677
Provision for credit losses	26,604	-	-	26,604
Other income	80,498	12,645	-	93,143
Operating expense	243,245	(40)	-	243,205
Net intercompany income (expense)	(34)	34	-	-

Income before income taxes	327,936	14,075	-	342,011
Income taxes	136,587	5,768	-	142,355

Net income	$191,349	$8,307	$-	$199,656

At December 31, 2006
Assets:
Loans and mortgage-backed securities, net	$14,170,750	$-	$-	$14,170,750
Investments in real estate and joint ventures	-	59,843	-	59,843
Other	2,025,790	28,548	(77,549)	1,976,789

Total assets	16,196,540	88,391	(77,549)	16,207,382

Equity	$1,393,235	$77,549	$(77,549)	$1,393,235

Year ended December 31, 2005
Net interest income	$435,771	$602	$-	$436,373
Provision of credit losses	2,263	-	-	2,263
Other income	161,984	7,948	-	169,932
Operating expense	230,946	2,605	-	233,551
Net intercompany income (expense)	(93)	93	-	-

Income before income taxes	364,453	6,038	-	370,491
Income taxes	153,527	2,487	-	156,014

Net income	$210,926	$3,551	$-	$214,477

At December 31, 2005
Assets:
Loans and mortgage-backed securities, net	$15,821,923	$-	$-	$15,821,923
Investments in real estate and joint ventures	-	49,344	-	49,344
Other	1,265,220	28,418	(69,242)	1,224,396

Total assets	17,087,143	77,762	(69,242)	17,095,663

Equity	$1,204,515	$69,242	$(69,242)	$1,204,515

Page 128	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

(23) Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data are presented below by quarter for the years ended December 31, 2007 and 2006:

	December 31,	September 30,	June 30,	March 31,
(In Thousands, Except Per Share Data)	2007	2007	2007	2007

Total interest income	$218,179	$235,874	$252,224	$273,820
Total interest expense	128,884	137,904	140,765	148,706

Net interest income	89,295	97,970	111,459	125,114
Provision for credit losses	218,447	81,562	9,505	617

Net interest income (loss) after provision
for credit losses	(129,152)	16,408	101,954	124,497
Total other income, net	8,227	3,036	17,525	17,688
Total operating expense	67,329	62,676	62,360	65,643

Income (loss) before income taxes
(tax benefits)	(188,254)	(43,232)	57,119	76,542
Income taxes (tax benefits)	(79,409)	(19,871)	24,375	33,679

Net income (loss)	$(108,845)	$(23,361)	$32,744	$42,863

Net income (loss) per share:
Basic	$(3.90)	$(0.84)	$1.17	$1.54
Diluted	(3.90)	(0.84)	1.17	1.54

Market range:
High bid	$59.74	$66.95	$74.12	$73.93
Low bid	29.99	45.43	61.85	62.36
End of period	31.11	57.80	65.98	64.54

	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Total interest income	$290,633	$291,800	$286,409	$264,963
Total interest expense	160,458	161,561	154,062	139,047

Net interest income	130,175	130,239	132,347	125,916
Provision for credit losses	245	9,640	6,662	10,057

Net interest income after provision for
credit losses	129,930	120,599	125,685	115,859
Total other income, net	18,234	30,669	21,030	23,210
Total operating expense	62,041	58,689	60,943	61,532

Income before income taxes	86,123	92,579	85,772	77,537
Income taxes	34,008	36,959	37,548	33,840

Net income	$52,115	$55,620	$48,224	$43,697

Net income per share:
Basic	$1.87	$2.00	$1.73	$1.57
Diluted	1.87	1.99	1.73	1.57

Market range:
High bid	$74.93	$71.28	$75.56	$70.19
Low bid	66.04	59.84	65.09	60.62
End of period	72.58	66.54	67.85	67.30

Variation in total other income, net was primarily due to changes in the valuation allowance for MSRs and net gains on sales of loans and mortgage-backed securities.

Page 129	Navigation Links

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

Condensed Balance Sheets

	December 31,

(In Thousands)	2007	2006

Assets
Cash	$11	$11
Due from Bank – interest bearing	102,221	107,666
Investment in subsidiaries:
Bank	1,436,990	1,489,973
Downey Affiliated Insurance Agency	235	228
Other assets	400	730

	$1,539,857	$1,598,608

Liabilities and Stockholders’ Equity
Senior notes	$198,445	$198,260
Accounts payable and accrued expenses	6,995	7,113

Total liabilities	205,440	205,373
Stockholders’ equity	1,334,417	1,393,235

	$1,539,857	$1,598,608

Condensed Statements of Income and Other Comprehensive Income

	Year Ended December 31,

(In Thousands)	2007	2006	2005

Income
Dividends from the Bank	$13,250	$82,275	$25,100
Interest income	5,104	2,549	1,172
Other income	79	76	74

Total income	18,433	84,900	26,346

Expense
Interest expense	13,207	13,195	13,184
General and administrative expense	1,632	1,534	1,424

Total expense	14,839	14,729	14,608

Income before income taxes and equity in undistributed
net income of subsidiaries	3,594	70,171	11,738
Income tax benefit	3,934	4,963	5,478

Income before equity in undistributed net income
of subsidiaries	7,528	75,134	17,216
Equity (deficit) in undistributed net income (loss) of subsidiaries	(64,127)	124,522	197,261

Net income (loss)	(56,599)	199,656	214,477

Other comprehensive income (loss), net of
income tax (tax benefits) of subsidiaries	7,972	204	(5,726)

Comprehensive income (loss)	$(48,627)	$199,860	$208,751

Page 130	Navigation Links

Downey Financial Corp. And Subsidiaries
Notes to Consolidated Financial Statements---(Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,

(In Thousands)	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$(56,599)	$199,656	$214,477
Equity (deficit) in undistributed net income (loss) of subsidiaries	64,127	(124,522)	(197,261)
Amortization	185	173	163
Decrease in liabilities	(118)	(43)	(396)
(Increase) decrease in other, net	330	(198)	5,731

Net cash provided by operating activities	7,925	75,066	22,714

Cash flows from investing activities
Capital contribution to the Bank	-	-	-
(Increase) decrease in due from Bank – interest bearing	5,445	(63,926)	(11,573)

Net cash provided by (used for) investing activities	5,445	(63,926)	(11,573)

Cash flows from financing activities
Dividends on common stock	(13,370)	(11,140)	(11,140)

Net cash provided by (used for) financing activities	(13,370)	(11,140)	(11,140)

Net increase in cash and cash equivalents	-	-	1
Cash and cash equivalents at beginning of period	11	11	10

Cash and cash equivalents at end of period	$11	$11	$11

Page 131	Navigation Links

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          As of December 31, 2007, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes during the most recent fiscal quarter in Downey’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect Downey’s internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

          None.

Page 132	Navigation Links

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Downey Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement ("Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10K. Information required by this Item will appear under the captions "Proposal 1. Election of Directors," "Executive Officers," the first paragraph under the heading "Audit Committee Report," "Board Committees and Meeting Attendance," "Security Ownership of Directors and Officers," "Security Ownership of Certain Beneficial Owners," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee Report" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2008, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

          Information required by this Item will appear under the caption "Compensation Discussion and Analysis" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          During 1994, we adopted an equity compensation plan approved by shareholders as the 1994 Long Term Incentive Plan ("LTIP"), which terminated in 2004. Options granted and outstanding at termination of the LTIP remain exercisable until the specific termination date of the option. For further information, see Note 17 on page 115. The following table summarizes our outstanding options, their weighted average exercise price and number of options available for issuance at year-end 2007.

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available for
	upon Exercise of	Exercise Price of	Future Issuance under
Plan Category	Outstanding Options	Outstanding Options	Equity Compensation Plans

December 31, 2007:
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

Page 133	Navigation Links

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

(3)          Exhibits.

Exhibit
Number		Description
3.1	(2)	Certificate of Incorporation of Downey Financial Corp.

3.2	(14)	Bylaws of Downey Financial Corp. (as amended).

4.1	(4)	Junior Subordinated Indenture dated as of July 23, 1999 between Downey Financial Corp.
		and Wilmington Trust Company as Indenture Trustee.

4.2	(7)	Subordinated Debt Indenture dated as of November 15, 2000 between Downey Financial
		Corp. and Wilmington Trust Company, as trustee.

4.3	(7)	Senior Debt Indenture dated as of November 15, 2000 between Downey Financial Corp.
		and Wilmington Trust Company, as trustee.

4.4	(9)	First Supplemental Indenture dated as of June 23, 2004 between Downey Financial Corp. and
		Wilmington Trust Company, as trustee.

10.1	(3)	Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan (Amended and
		Restated as of January 1, 1996).

10.2	(3)	Amendment No. 1, Downey Savings and Loan Association, F.A. Employee Stock Purchase Plan.
		Amendment No. 1, Effective and Adopted January 22, 1997.

10.3	(2)	Downey Savings and Loan Association 1994 Long-Term Incentive Plan (as amended).

10.4	(1)	Founder Retirement Agreement of Maurice L. McAlister, dated December 21, 1989.

10.5	(5)	Amendment No. 1, Founders Retirement Agreement of Maurice L. McAlister, dated December 21,
		1989. Amendment No. 1, Effective and Adopted July 26, 2000.

10.6	(13)	Deferred Compensation Plan.

10.7	(8)	Director Retirement Benefits (Revised).

10.8	(6)	Director Retirement Benefits Agreement of Sam Yellen, dated January 15, 2003.

10.9	(10)	Downey Financial Corp. Indemnification Agreement, dated December 15, 2004.

10.10	(10)	Downey Savings and Loan Association, F.A. Indemnification Agreement, dated December 15, 2004.

10.11	(11)	Non-Management Director Compensation.

10.12	(15)	Discretionary Incentive Plan for 2008.

Page 134	Navigation Links

(3)          Exhibits (Continued).

Exhibit
Number		Description
10.13	(16)	Annual Incentive Plan for 2008.

10.14	(12)	Form A of Change in Control Agreements

10.15	(12)	Form B of Change in Control Agreements

10.16	(13)	Employment Agreement between Bank and Frederic R. McGill, dated September 26, 2007.

21		Subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
(8) Filed as part of Downey’s report on Form 10-Q filed May 3, 2004.
(9) Filed as part of Downey’s report on Form 8-K filed June 22, 2004.
(10) Filed as part of Downey’s report on Form 8-K filed February 18, 2005.
(11) Filed as part of Downey’s report on Form 8-K filed February 25, 2005.
(12) Filed as part of Downey’s report on Form 10-K filed March 1, 2006.
(13) Filed as part of Downey’s report on Form 8-K filed September 28, 2007.
(14) Filed as part of Downey’s report on Form 8-K filed December 20, 2007.
(15) Filed as part of Downey’s report on Form 8-K filed January 29, 2008.
(16) Filed as part of Downey’s report on Form 8-K filed February 8, 2008.

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

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

Page 135	Navigation Links

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ DANIEL D. ROSENTHAL
Date: February 29, 2008	Daniel D. Rosenthal
Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE L. MCALISTER		February 29, 2008
Maurice L. McAlister	Chairman of the Board
Director

/s/ DANIEL D. ROSENTHAL		February 29, 2008
Daniel D. Rosenthal	Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN E. CÔTÉ		February 29, 2008
Brian E. Côté	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ MICHAEL ABRAHAMS		February 29, 2008
Michael Abrahams	Director

/s/ MICHAEL D. BOZARTH		February 29, 2008
Michael D. Bozarth	Director

/s/ GARY W. BRUMMETT		February 29, 2008
Gary W. Brummett	Director

/s/ JAMES H. HUNTER		February 29, 2008
James H. Hunter	Director

/s/ BRENT MCQUARRIE		February 29, 2008
Brent McQuarrie	Director

/s/ LESTER C. SMULL		February 29, 2008
Lester C. Smull	Director

/s/ JANE WOLFE		February 29, 2008
Jane Wolfe	Director

Page 136	Navigation Links

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
  Recently Issued Accounting Standards

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
    (10) – Mortgage Servicing Rights
    (11) – Other Assets
    (12) – Deposits
    (13) – Securities Sold Under Agreements to Repurchase
    (14) – Federal Home Loan Bank Advances
    (15) – Senior Notes
    (16) – Income Taxes
    (17) – Stockholders’ Equity
    (18) – Earnings Per Share
    (19) – Employee Benefit Plans
    (20) – Derivatives, Hedging Activities, Off-Balance Sheet Arrangements and Contractual Obligations (Risk Management)
    (21) – Fair Value of Financial Instruments
    (22) – Business Segment Reporting
    (23) – Selected Quarterly Financial Data (Unaudited)
    (24) – Parent Company Financial Information

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