Form 10-Q
period 2008-03-31
DOWNEY FINANCIAL CORP
filed 2008-05-01
CIK 935063

Navigation Links          Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

          At March 31, 2008, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

March 31, 2008 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2007

Assets
Cash	$88,776	$83,840	$157,084
Federal funds	-	5,900	-

Cash and cash equivalents	88,776	89,740	157,084
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	1,603,100	1,549,879	1,411,258
Loans held for sale, at lower of cost or fair value	109,253	103,384	267,862
Mortgage-backed securities available for sale, at fair value	109	111	117
Loans held for investment	11,163,254	11,381,327	13,002,795
Allowance for loan losses	(546,751)	(348,167)	(60,758)

Loans held for investment, net	10,616,503	11,033,160	12,942,037
Investments in real estate and joint ventures	71,196	68,679	61,663
Real estate acquired in settlement of loans, net	189,127	115,623	17,212
Premises and equipment, net	113,602	115,846	115,534
Federal Home Loan Bank stock, at cost	71,397	70,964	126,125
Mortgage servicing rights:
Measured at fair value	19,425	-	-
Lower of amortized cost or fair value	-	19,512	20,689
Other assets	165,487	120,073	118,288
Deferred tax asset, net	83,374	122,086	-

	$13,131,349	$13,409,057	$15,237,869

Liabilities and Stockholders’ Equity
Deposits	$10,244,289	$10,496,041	$11,647,431
Securities sold under agreements to repurchase	103,000	-	546,870
Federal Home Loan Bank advances	1,434,602	1,197,100	1,298,197
Senior notes	198,494	198,445	198,305
Accounts payable and accrued liabilities	60,480	183,054	93,977
Deferred income taxes	-	-	13,626

Total liabilities	12,040,865	12,074,640	13,798,406

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at March 31, 2008, December 31, 2007 and
March 31, 2007; outstanding 27,853,783 shares at March 31, 2008,
December 31, 2007 and March 31, 2007	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	8,982	2,768	(1,676)
Retained earnings	1,004,220	1,254,367	1,363,857
Treasury stock, at cost, 381,239 shares at March 31, 2008,
December 31, 2007 and March 31, 2007	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	1,090,484	1,334,417	1,439,463

	$13,131,349	$13,409,057	$15,237,869

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,

(Dollars in Thousands, Except Per Share Data)	2008	2007

Interest income
Loans	$177,557	$252,172
U.S. Treasury and government sponsored entities securities	20,488	19,174
Mortgage-backed securities	3	3
Other investment securities	1,078	2,471

Total interest income	199,126	273,820

Interest expense
Deposits	96,428	113,575
Federal Home Loan Bank advances and other borrowings	15,669	31,830
Senior notes	3,304	3,301

Total interest expense	115,401	148,706

Net interest income	83,725	125,114
Provision for credit losses	236,870	617

Net interest income (loss) after provision for credit losses	(153,145)	124,497

Other income, net
Loan and deposit related fees	8,239	8,836
Real estate and joint ventures held for investment, net	(605)	476
Secondary marketing activities:
Loan servicing loss, net	(1,196)	(436)
Net gains on sales of loans and mortgage-backed securities	1,649	8,740
Net gains on sales of investment securities	837	-
Other	14	72

Total other income, net	8,938	17,688

Operating expense
Salaries and related costs	39,702	42,234
Premises and equipment costs	8,997	8,809
Advertising expense	461	1,191
Deposit insurance premiums and regulatory assessments	3,703	2,764
Professional fees	303	559
Impairment writedown of goodwill	3,149	-
Other general and administrative expense	8,480	9,795

Total general and administrative expense	64,795	65,352
Net operation of real estate acquired in settlement of loans	24,196	291

Total operating expense	88,991	65,643

Income (loss) before income taxes	(233,198)	76,542
Income taxes	14,499	33,679

Net income (loss)	$(247,697)	$42,863

Per share information
Basic	$(8.89)	$1.54
Diluted	$(8.89)	$1.54
Cash dividends declared and paid	$0.12	$0.12
Weighted average shares outstanding
Basic	27,853,783	27,853,783
Diluted	27,853,783	27,884,030

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,

(In Thousands)	2008	2007

Net income (loss)	$(247,697)	$42,863

Other comprehensive income (loss), net of income taxes
Unrealized gains on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	6,820	3,587
Mortgage-backed securities available for sale, at fair value	-	1
Reclassification of realized amounts included in net income	-	-
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	(955)	154
Reclassification of realized amounts included in net income	349	(214)

Total other comprehensive income, net of income taxes	6,214	3,528

Comprehensive income (loss)	$(241,483)	$46,391

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,

(In Thousands)	2008	2007

Cash flows from operating activities
Net income (loss)	$(247,697)	$42,863
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,588	3,475
Amortization	7,231	30,523
Impairment writedown of goodwill	3,149
Provision for losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing rights,
real estate acquired in settlement of loans, and other assets	254,725	692
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(1,834)	(8,921)
Interest capitalized on loans (negative amortization)	(34,869)	(77,796)
Changes in fair value of mortgage servicing rights due to:		-
Changes in valuation model inputs or assumptions	1,751	-
Other changes	739	-
Federal Home Loan Bank stock dividends	(965)	(2,413)
Loans originated and purchased for sale	(237,356)	(640,669)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	229,481	721,268
Other, net	(120,694)	(113,184)

Net cash used for operating activities	(142,751)	(44,162)

Cash flows from investing activities
Proceeds from:
Sales of wholly owned real estate and real estate acquired in settlement of loans	19,056	2,871
Sales of Federal Home Loan Bank stock	2,400	29,241
Maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	215,950	128,150
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(262,500)	(100,000)
Premises and equipment	(2,230)	(5,455)
Federal Home Loan Bank stock	(1,868)	-
Originations of loans held for investment (net of refinances of $74,889 for the three months ended March 31, 2008 and $229,941 for the three months ended
March 31, 2007)	(362,197)	(390,457)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	478,055	1,330,381
Net change in undisbursed loan funds	(30,045)	(12,537)
Investments in real estate held for investment	(3,358)	-
Other, net	3,068	610

Net cash provided by investing activities	$56,331	$982,804

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended
	March 31,

(In Thousands)	2008	2007

Cash flows from financing activities
Net decrease in deposits	$(251,752)	$(137,438)
Proceeds from Federal Home Loan Bank advances and other borrowings	3,722,422	5,276,899
Repayments of Federal Home Loan Bank advances and other borrowings	(3,387,322)	(6,045,000)
Cash dividends	(3,342)	(3,342)
Other, net	5,450	2,457

Net cash provided by (used for) financing activities	85,456	(906,424)

Net increase (decrease) in cash and cash equivalents	(964)	32,218
Cash and cash equivalents at beginning of period	89,740	124,866

Cash and cash equivalents at end of period	$88,776	$157,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$118,561	$154,771
Income taxes	1,614	119,608
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	1,448	17,545
Loans transferred from held for investment to held for sale	1,325	1,311
Real estate acquired in settlement of loans	114,453	11,881
Loans to facilitate the sale of real estate acquired in settlement of loans	1,622	-

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of March 31, 2008, December 31, 2007 and March 31, 2007, the results of operations and comprehensive income for the three months ended March 31, 2008 and 2007, and changes in cash flows for the three months ended March 31, 2008 and 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income and cash flows. The information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2007, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Mortgage Servicing Rights (“MSRs”)

          Effective January 1, 2008, Downey adopted the fair value provision of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”) and remeasured its mortgage servicing rights ("MSRs") at fair value. Downey recorded a pretax adjustment to increase MSRs by $1.5 million and a corresponding cumulative effect adjustment of $0.9 million, after tax, to increase the 2008 beginning balance of retained earnings in stockholders’ equity. The following table shows the adjustment recorded to the opening balance of MSRs, income taxes, and retained earnings for the remeasurment of Downey’s MSRs at fair value.

(Dollars in Thousands)	MSRs	Deferred Tax Asset	Retained Earnings

Balance at December 31, 2007	$19,512	$122,086	$1,254,367
Remeasurement of MSRs upon adoption of SFAS 156	1,543	(651)	892

Balance at January 1, 2008	$21,055	$121,435	$1,255,259

Page 6	Navigation Links

          The following table summarizes the activity in MSRs using the fair value method and, prior to 2008, using the amortized cost method for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Balance at beginning of period	$21,973	$22,114	$21,707	$20,871	$21,435
Remeasurement of mortgage servicing rights
to fair value (a)	(918)	-	-	-	-

Adjusted balance at beginning of period	21,055	22,114	21,707	20,871	21,435
Additions (b)	1,122	945	1,394	1,926	1,341
Amortization	-	(1,085)	(950)	(967)	(1,024)
Sales	(262)	-	-	-	(868)
Impairment write-down	-	(1)	(37)	(123)	(13)
Changes in fair value due to:
Changes in valuation model inputs or
assumptions (c)	(1,751)	-	-	-	-
Other changes (d)	(739)	-	-	-	-

Balance at end of period	19,425	21,973	22,114	21,707	20,871

Allowance balance at beginning of period	2,461	265	88	182	239
Remeasurement of mortgage servicing rights
to fair value (a)	(2,461)	-	-	-	-

Adjusted balance at beginning of period	-	265	88	182	239
Provision for (reduction of) impairment	-	2,197	214	29	(44)
Impairment write-down	-	(1)	(37)	(123)	(13)

Allowance balance at end of period	-	2,461	265	88	182

Total mortgage servicing rights, net	$19,425	$19,512	$21,849	$21,619	$20,689

As a percentage of associated mortgage loans	0.80%	0.80%	0.90%	0.91%	0.88%
Fair value (e)	$19,425	$20,991	$23,935	$25,080	$22,461
Weighted average expected life (in months)	50	53	69	65	56
Custodial account earnings rate	3.72%	4.53%	4.57%	5.35%	5.26%
Weighted average discount rate	11.47	11.45	11.63	10.13	10.27

At period end
Mortgage loans serviced for others:
Total	$5,431,475	$5,525,357	$5,622,331	$6,002,907	$6,021,673
With capitalized mortgage servicing rights:(e)
Amount	2,428,098	2,436,278	2,419,432	2,383,290	2,348,060
Weighted average interest rate	5.88%	5.88%	5.83%	5.79%	5.77%
Total loans sub-serviced without mortgage
servicing rights: (f)
Term – less than six months	$69,810	$81,123	$76,870	$398,530	$125,425
Term – indefinite	2,933,567	2,995,119	3,112,895	3,207,087	3,533,200

Custodial account balances	$71,479	$81,778	$84,819	$156,433	$176,171

(a) Effective January 1, 2008, Downey adopted the fair value provision of SFAS 156 and remeasured its MSRs at fair value. Downey recorded a pretax adjustment to increase MSRs by $1.5 million and a corresponding cumulative effect adjustment of $0.9 million, after tax, to increase the 2008 beginning balance of retained earnings in stockholders’ equity.
(b) Included minor amounts repurchased.
(c) Reflects changes in assumptions for such items as discount rates and prepayment speeds.
(d) Represents changes due to realization of expected cash flows over time.
(e) Excludes loans sub-serviced without capitalized mortgage servicing rights. The estimated fair values for periods presented prior to 2008 may exceed book value for certain asset strata and excluded loans sold or securitized prior to 1996.
(f) Servicing is performed for a fixed fee per loan each month.

          Upon adoption in 2008 of the fair value provision of SFAS 156, Downey capitalizes MSRs at fair value for residential one-to-four unit mortgage loans we originate and sell with servicing rights retained or acquired through purchase. Downey discloses MSRs associated with the origination and sale of loans in the financial statements as a component of the net gains on sales of loans and mortgage-backed securities. MSR fair value adjustments are recorded as a component of loan servicing income (loss), net. Prior to 2008, Downey capitalized MSRs at fair value except for those acquired through purchase, which were recorded at the lower of cost or fair value. MSRs were amortized over the estimated servicing period with impairment losses recorded through a valuation allowance with both the associated provisions and amortization recorded as a component of loan servicing income (loss), net category.

Page 7	Navigation Links

           Downey’s loan servicing portfolio normally increases in value as interest rates rise and loan prepayments decrease and declines in value as interest rates fall and loan prepayments increase. The change in fair value for MSRs reflects changes in assumptions and changes due to the realization of expected cash flows over time. Key assumptions used to determine the fair value of MSRs, which vary due to changes in market interest rates, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impacts the value of custodial accounts; and the discount rate used in valuing future cash flows. Once a quarter, Downey conducts model validation procedures by obtaining three independent broker results for the fair value of MSRs and compares them to the results of its MSR model.

          Prior to 2008, under the amortization method of recording MSRs, impairment was measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate (stratified in 50 basis point increments). Impairment losses were recognized through a valuation allowance for each impaired stratum. Certain stratum may have impairment, while other stratum may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$4,515	$1,560	$(247)	$4,791
Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(7,232)	(1,368)	497	(8,489)

(a) The weighted-average expected life of the MSRs portfolio becomes 72 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 23 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Net cash servicing fees	$1,765	$2,166	$1,657	$1,598	$1,607
Payoff and curtailment interest cost (a)	(471)	(544)	(787)	(1,391)	(1,063)
Change in fair value of mortgage servicing
rights (b)
Changes in valuation model inputs or
assumptions (c)	(1,751)	-	-	-	-
Other changes (d)	(739)	-	-	-	-
Amortization of mortgage servicing rights	-	(1,085)	(950)	(967)	(1,024)
(Provision for) reduction of impairment of
mortgage servicing rights	-	(2,197)	(214)	(29)	44

Total loan servicing loss, net	$(1,196)	$(1,660)	$(294)	$(789)	$(436)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing income (loss), net does not reflect interest income derived from the use of loan repayments which is included in net interest income.
(b) Effective January 1, 2008, Downey adopted the fair value provision of SFAS 156 and remeasured its MSRs at fair value. Downey recorded a pretax adjustment to increase MSRs by $1.5 million and a corresponding cumulative effect adjustment of $0.9 million, after tax, to increase the 2008 beginning balance of retained earnings in stockholders’ equity.
(c) Reflects changes in assumptions for such items as discount rates and prepayment speeds.
(d) Represents changes due to realization of expected cash flows over time.
Page 8	Navigation Links

NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Effective January 1, 2008, Downey adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, that specifically states the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Associated fair value adjustments to the notional amount of interest rate lock commitments, and beginning in 2008, the associated MSRs are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. Fair values for the associated MSRs are determined by computing the present value of the expected net servicing income from the portfolio by strata, determined by key characteristics of the underlying loans, primarily coupon interest rate and whether the loans have a fixed or variable rate. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative, and beginning in 2008, the associated MSRs from the date of rate lock to the date of funding. At March 31, 2008, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $78 million, with a change in fair value resulting in a recorded gain of $0.1 million. The notional amount of loan forward purchase contracts at March 31, 2008 amounted to $13 million, with a change in fair value resulting in a gain of $0.1 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Derivative Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions are recorded in net gains on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At March 31, 2008, the notional amount of loan forward sale contracts amounted to $192 million, with a change in fair value resulting in a loss of $0.6 million, of which $97 million were designated as cash flow hedges.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

Page 9	Navigation Links

          In connection with its interest rate risk management, Downey from time-to-time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which it pays variable interest based on the 3-month London Inter-Bank Offered Rate (“LIBOR”) while receiving fixed interest. The swaps were designated as a hedge against changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At March 31, 2008, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value gain of $2.0 million recorded on the balance sheet in accounts payable and accrued liabilities and as a decrease to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at March 31, 2008.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	3.09%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	3.09	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	3.09	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	3.09	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 10	Navigation Links

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

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Net gains (losses) on non-qualifying hedge transactions	$(69)	$(460)	$(553)	$866	$251
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(69)	(460)	(553)	866	251
Other comprehensive loss	(606)	(101)	(189)	(86)	(60)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$78,131	$53,250	$92,742	$122,668	$224,546
Associated loan forward sale contracts	94,676	57,924	94,567	126,675	209,818
Associated loan forward purchase contracts	13,000	-	10,000	-	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	109,253	103,384	90,228	187,752	267,862
Associated loan forward sale contracts	96,868	93,576	77,433	175,825	254,260
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Commitments to originate adjustable rate loans
held for investment	$524,978	$196,471	$211,277	$138,510	$340,849
Undisbursed loan funds and unused lines of credit	265,493	306,532	310,677	316,931	334,803

Page 11	Navigation Links

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at March 31, 2008, December 31, 2007 and March 31, 2007.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the note, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first three months of 2008, Downey recorded repurchase or indemnification losses related to defects in the origination process of $0.2 million and repurchased $1 million of loans and $1 million of real estate acquired in settlement of loans.

          The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period of typically 90 days, but never more than 120 days, from the sale’s settlement date. Downey reserved less than $1 million at March 31, 2008, December 31, 2007 and March 31, 2007 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of March 31, 2008, Downey’s maximum sales price premium refund would be $1.6 million.

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

          At March 31, 2008, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,640,709	$211,872	$79,893	$-	$7,932,474
Securities sold under agreements to repurchase	103,000	-	-	-	103,000
FHLB advances	1,109,602	200,000	125,000	-	1,434,602
Senior notes	-	-	-	198,494	198,494
Operating leases	5,485	7,919	2,977	481	16,862

Total other contractual obligations	$8,858,796	$419,791	$207,870	$198,975	$9,685,432

Page 12	Navigation Links

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

NOTE (4) – Income Taxes

          FASB Interpretation 48: Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there are no unrecognized tax benefits to be reported in Downey’s financial statements, and none are anticipated during the next 12 months.

          The Internal Revenue Service (“IRS”) is currently examining Downey’s tax returns for 2003, 2004 and 2005. All tax years subsequent to 2002 are subject to federal examination, while state tax returns for years subsequent to 2001 are subject to examination by taxing authorities. During 2007, Downey determined that its treatment of certain loan origination costs in tax years 2003 through 2005 was improper and filed amended tax returns for those years and paid tax and interest to federal and state taxing authorities in the amount of $144.7 million to resolve this issue. When applicable, Downey classifies interest (net of tax) and penalties on the underpayment of taxes as income tax expense.

          SFAS 109, Accounting for Income Taxes, requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.

          Downey’s deferred tax asset resulted from a significant increase in its loan loss allowance. To the extent the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance.

          Downey has recorded a valuation allowance of $111.3 million against its deferred tax asset as of March 31, 2008, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized.

NOTE (5) – Employee Stock Option Plans

          During 1994, Downey Savings and Loan Association, F.A. ("Bank") adopted and the stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, Downey Financial Corp. and the Bank executed an amendment to the LTIP by which Downey Financial Corp. adopted and ratified the LTIP such that shares of Downey Financial Corp. shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At March 31, 2008, options for 52,914 shares were outstanding, all of which were exercisable

Page 13	Navigation Links

at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted and expire at December 31, 2008. At March 31, 2008, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options or for payment of other awards. No other stock based plan exists.

NOTE (6) – Earnings (Loss) Per Share

          Earnings (loss) per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,

	2008			2007

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Loss	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings (loss) per share	$(247,697)	27,853,783	$(8.89)	$42,863	27,853,783	$1.54
Effect of dilutive stock options (a)	-	-	-	-	30,247	-

Diluted earnings (loss) per share	$(247,697)	27,853,783	$(8.89)	$42,863	27,884,030	$1.54

(a) For the 3 months ended March 31, 2008, the dilutive effect of 850 shares from our 52,914 outstanding stock options was excluded from the computation of earnings per share due to anti-dilution.

NOTE (7) – Fair Value of Financial Instruments

          Fair value measurements for Downey’s financial instruments are determined at a specific point in time based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, we have established a fair value hierarchy as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of Downey (observable inputs) and (2) Downey’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs allows for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Because no active market exists for a portion of Downey’s financial instruments, fair value estimates are subjective in nature. Additionally, the fair value estimates do not necessarily reflect the price Downey might receive if it were to sell at one time its entire holding of a particular financial instrument.

          Fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The highest priority (Level 1 inputs) is for quoted prices (unadjusted) in active markets for identical assets or liabilities, the next priority (Level 2 inputs) is for other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, and the lowest priority (Level 3 inputs) is for unobservable inputs. In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment considering factors specific to the asset or liability and could significantly affect the fair value estimate.

Page 14	Navigation Links

          The following table presents for each of these hierarchy levels, Downey’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated.

				March 31,
(In Thousands)	Level 1	Level 2	Level 3	2008

U.S. Treasury, government sponsored entities and other
investment securities, available for sale	$1,603,039	$-	$61	$1,603,100
Mortgage-backed securities available for sale	-	-	109	109
Mortgage servicing rights	-	-	19,425	19,425
Net derivative assets (liabilities)	-	1,516	86	1,602

Total	$1,603,039	$1,516	$19,681	$1,624,236

          The following table summarizes the activity in the Level 3 fair value category for the year-to-date period indicated.

			Net Unrealized
		Net Realized	Gains/(Losses)	Net
	At	Gains/(Losses)	In Other	Purchases	Transfers	At	Net
	December 31,	In Net	Comprehensive	Sales and	In/out of	March 31,	Unrealized
(In Thousands)	2007	Income	Income	Settlements	Level 3	2008	Gains/(Losses)

U.S. Treasury, government sponsored
entities and other investment
securities, available for sale	$61	$-	$-	$-	$-	$61	$-
Mortgage-backed securities
available for sale	111	-	-	(2)	-	109	-
Mortgage servicing rights (a)	19,512	175	-	(262)	-	19,425	(1,751)
Net derivative assets (liabilities)	198	(112)	-	-	-	86	86

Total	$19,882	$63	$-	$(264)	$-	$19,681	$(1,665)

(a) Effective January 1, 2008, Downey adopted the fair value provision of SFAS 156 and remeasured its MSRs at fair value. Downey recorded a pretax adjustment to increase MSRs by $1.5 million and a corresponding cumulative effect adjustment of $0.9 million, after tax, to increase the 2008 beginning balance of retained earnings in stockholders’ equity. Amount in Net Unrealized Gains/(Losses) column excludes changes in fair value due to changes from the realization of expected cash flows over time.

          Also, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with U. S. generally accepted accounting principles. The adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

          The following table provides a level of valuation assumptions used to determine each adjustment and the carrying value of assets measured at fair value on a nonrecurring basis at the date and for the period indicated.

					Gains/(Losses)
					for the Three
					Months Ended
				At	March 31,
(In Thousands)	Level 1	Level 2	Level 3	March 31,	2008

Loans held for investment	$-	$13,840	$-	$13,840	$(6,549)
Real estate acquired in settlement of loans (a)	-	189,127	-	189,127	(20,097)
Investment in real estate and joint ventures	-	27,139	-	27,139	(627)

Total	$-	$230,106	$-	$230,106	$(27,273)

(a) Amount at March 31, 2008 includes a $12 million general valuation allowance related to Downey’s single family residential properties which reflects recent loss experience from sales compared to their fair value prior to sale.
Page 15	Navigation Links

NOTE (8) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended March 31, 2008
Net interest income	$83,601	$124	$-	$83,725
Provision for credit losses	236,870	-	-	236,870
Other income (loss)	9,439	(501)	-	8,938
Operating expense	88,672	319	-	88,991
Net intercompany income (expense)	46	(46)	-	-

Loss before income tax benefits	(232,456)	(742)	-	(233,198)
Income taxes (tax benefits)	14,802	(303)	-	14,499

Net loss	$(247,258)	$(439)	$-	$(247,697)

At March 31, 2008
Assets:
Loans and mortgage-backed securities, net	$10,725,865	$-	$-	$10,725,865
Investments in real estate and joint ventures	-	71,196	-	71,196
Other	2,392,047	15,848	(73,607)	2,334,288

Total assets	13,117,912	87,044	(73,607)	13,131,349

Equity	$1,090,484	$73,607	$(73,607)	$1,090,484

Three months ended March 31, 2007
Net interest income	$124,752	$362	$-	$125,114
Provision of credit losses	617	-	-	617
Other income	16,932	756	-	17,688
Operating expense	65,275	368	-	65,643
Net intercompany income (expense)	12	(12)	-	-

Income before income taxes	75,804	738	-	76,542
Income taxes	33,381	298	-	33,679

Net income	$42,423	$440	$-	$42,863

At March 31, 2007
Assets:
Loans and mortgage-backed securities, net	$13,210,016	$-	$-	$13,210,016
Investments in real estate and joint ventures	-	61,663	-	61,663
Other	2,015,777	28,402	(77,989)	1,966,190

Total assets	15,225,793	90,065	(77,989)	15,237,869

Equity	$1,439,463	$77,989	$(77,989)	$1,439,463

NOTE (9) – Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 161

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SAFS 161”). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Downey is currently evaluating the impact, if any, that this statement will have on its disclosures related to hedging activities.

Page 16	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality, the outcome of ongoing audits by regulatory and taxing authorities and government regulation and factors, identified under Part II – Other Information Item 1A. – Risk Factors on page 55. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law. We are not able to make any assurances, including but not limited to any assurances that the increased rate of sale of foreclosed homes will continue in future periods, the percentage of unsold homes in escrow or under negotiation will be representative of the number or percentage of homes sold in future periods, the improved quality of our loan portfolio will continue in future periods, we will have adequate liquidity in future periods, or capital levels will exceed “well-capitalized” levels in future periods.

OVERVIEW

          A net loss was recorded for the first quarter of 2008 of $247.7 million or $8.89 per share on a diluted basis, compared to net income of $42.9 million or $1.54 per share in the first quarter of 2007.

          A significant factor contributing to the unfavorable change in net income/(loss) between first quarters was the recording of a $111.3 million valuation allowance against deferred tax assets in the current quarter within income taxes due to uncertainty regarding their realization.  In addition, the $309.7 million unfavorable change in pre-tax income/(loss) between first quarters was due primarily to:

  A $236.3 million increase in provision for credit losses;
  A $41.4 million or 33.1% decline in net interest income due to a lower level of interest-earning assets and a lower effective interest rate spread;
  A $23.3 million increase in operating expense due to higher costs related to the operation of real estate acquired in settlement of loans, while general and administrative expense was 0.9% lower; and
  A $7.1 million decline in net gains from the sale of loans and mortgage-backed securities due to both a lower level of loans sold and gain per dollar of loan sold.

          For the first quarter, our return on average assets was a negative 7.38%, and our return on equity was a negative 76.96%. These compare to year-ago positive returns of 1.09% on average assets and 12.10% on average equity.

          At March 31, 2008, assets totaled $13.131 billion, down $2.107 billion or13.8% from a year ago. During the current quarter, assets declined $278 million due primarily to a decline of $417 million in loans held for investment as loan payoffs exceeded originations and the reduction due to the increase in the allowance for loan losses. That decline was partially offset by a $74 million increase in real estate acquired in settlement of loans and a $53 million increase in investment securities available for sale. Included within loans held for investment at quarter end were $7.0 billion of single family adjustable rate mortgages subject to negative amortization, down $567 million from December 31, 2007. These loans comprised 65% of the single family residential loan portfolio held for investment at quarter end, compared to 81% a year ago. The amount of negative amortization included in loan balances declined $3 million during the current quarter to $375 million or 5.39% of loans subject to negative amortization. During the current quarter, approximately 20% of loan interest income represented negative amortization, down from 24% in the fourth quarter of 2007 and 31% in the year-ago first quarter.

          Loan originations (including purchases) totaled $676 million in the current quarter, down $585 million or 46.4% from $1.261 billion a year ago. Loans originated for sale declined $403 million or 63.0% to $237 million, while single family residential loans originated for portfolio declined $168 million or 27.8% to $435 million. In addition to single family residential loans, $3 million of other loans were originated in the current quarter, down from $17 million a year ago.

Page 17	Navigation Links

          Not included in the above originations are loans for which we modify the terms of a borrower’s loan. During the current quarter, we modified $280 million of loans associated with the portfolio retention program, wherein the borrower was current with their loan payments and the new interest rate was no less than that afforded new borrowers, and $40 million of loans at below market interest rates in loan workout situations. Most of the modifications related to adjustable rate loans subject to negative amortization that were modified into adjustable rate loans with interest rates that adjust annually but do not permit negative amortization.

          Deposits totaled $10.244 billion at quarter end, down $1.403 billion or 12.0% from a year ago. Although deposits declined from a year ago, the number of checking accounts increased 1.7%. At quarter end, the number of branches totaled 174 (169 in California and five in Arizona). At quarter end, the average deposit size of our 84 traditional branches was $97 million, while the average deposit size of our 90 in-store branches was $23 million. During the current quarter, borrowings increased by $341 million and at quarter end represented 13% of total assets.

          Non-performing assets increased during the quarter by $521 million or 50.0% to $1.562 billion and represented 11.90% of total assets, compared with 7.77% at year-end 2007 and 0.94% a year ago. Virtually all of the increase in the current quarter was related to single family residential loans. Of the current quarter increase, $189 million or 36% represented loans modified as part of our previously disclosed borrower retention program initiated at the beginning of the third quarter of 2007 to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loans subject to negative amortization to a less costly financing alternative. At March 31, 2008, approximately 91% of such borrowers had made all loan payments due. Accordingly, when those performing troubled debt restructurings are excluded from the ratio of non-performing assets to total assets, the adjusted ratio drops to 7.41% compared to the actual ratio of 11.90%.

          At March 31, 2008, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, exceeded all regulatory capital requirements, with capital-to-asset ratios of 8.43% for both tangible and core capital and 15.04% for risk-based capital. These capital levels are above the “well capitalized” standards defined by the federal banking regulators of 5% for core capital and 10% for risk-based capital.

CRITICAL ACCOUNTING POLICIES

          We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Certain accounting policies require us to make significant estimates and assumptions which could have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the future carrying value of assets and liabilities and our results of operations for the reporting periods. We believe the following four critical accounting policies require the most judicious estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements:

  the valuation of interest rate lock commitments;
  the allowance for credit and real estate losses;
  the valuation of mortgage servicing rights (“MSRs”); and
  the prepayment reserves related to sales of loans and MSRs.

The nature of these judgments, estimates and assumptions are described in greater detail in Downey’s Annual Report on Form 10-K for the year ended December 31, 2007 in the "Critical Accounting Policies" section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

          In addition to those critical accounting policies addressed in Downey’s Annual Report on Form 10-K for the year ended December 31, 2007, we have added the calculation of our income tax provision and related tax accruals as they could have a material impact on the future value of assets and liabilities and our results of operations. The provision for income taxes is based on amounts reported in the consolidated statements of income which are adjusted to reflect the permanent and temporary differences in the tax and financial accounting for certain assets and liabilities. Accrued income taxes represent the estimated amounts due or to be received from the various taxing jurisdictions where we have established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficient based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits.

Page 18	Navigation Links

          Deferred income taxes represent the tax effect of the basis differences in tax and financial reporting arising from temporary differences in accounting treatment. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including our current and future tax outlook, the expected timing of reversal of temporary differences, tax carryforwards and carrybacks available to us, and whether tax planning strategies exist that support our deferred tax assets. To the extent a deferred tax asset is no longer considered "more likely than not" to be realized, a valuation allowance is established. At March 31, 2008, we recorded a valuation allowance of $111.3 million against our deferred tax assets.

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

          Our net interest income totaled $83.7 million in the first quarter of 2008, down $41.4 million or 33.1% from a year ago, reflecting a $2.513 billion or 16.5% decline in average interest-earning assets to $12.744 billion and a decline in the effective interest rate spread. The average effective interest rate spread was 2.63% in the current quarter, down 0.65% from a year ago and down 0.04% from the fourth quarter of 2007.

          Compared to a year ago, the current quarter effective interest rate spread was unfavorably impacted by a higher proportion of non-performing assets and a higher proportion of interest-earning assets comprised of investment securities and hybrid adjustable rate mortgage loans, both of which have lower yields than those of adjustable rate loans subject to negative amortization that comprised a larger proportion of interest-earning assets a year ago. In addition, the current quarter effective interest rate spread was unfavorably impacted by a lower proportion of loan prepayment fees to the amount of deferred loan origination costs written-off as a result of those payoffs, which declined to 27% in the current quarter from 84% a year ago. This decline was primarily the result of a higher proportion of loans being repaid that were no longer subject to prepayment fees primarily due to the increasing age of the loan portfolio.

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
Page 20	Navigation Links

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

	Three Months Ended

	March 31, 2008			December 31, 2007			March 31, 2007

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$1,970	0.07%		$4,117	0.15%		$21,804	0.64%
Write-off of deferred costs and
premiums from loan payoffs		(7,431)	(0.27)		(8,541)	(0.30)		(25,814)	(0.76)
All other		183,018	6.67		199,011	6.92		256,182	7.49

Total loans	$10,976,680	177,557	6.47	$11,495,709	194,587	6.77	$13,678,775	252,172	7.37
Mortgage-backed securities	111	3	5.78	111	3	5.77	152	3	5.80
Investment securities (a)	1,767,618	21,566	4.91	1,906,138	23,589	4.91	1,578,946	21,645	5.56

Total interest-earnings assets	12,744,409	199,126	6.25	13,401,958	218,179	6.51	15,257,873	273,820	7.18
Non-interest-earning assets	685,179			539,099			469,512

Total assets	$13,429,588			$13,941,057			$15,727,385

Transaction accounts:
Non-interest-bearing checking (b)	$651,304	$-	-%	$676,835	$-	-%	$755,063	$-	-%
Interest-bearing checking (b)	459,560	565	0.49	467,291	342	0.29	488,174	395	0.33
Money market	135,072	349	1.04	135,798	354	1.03	150,385	385	1.04
Regular passbook	1,033,362	2,389	0.93	1,058,830	2,523	0.95	1,243,823	2,949	0.96

Total transaction accounts	2,279,298	3,303	0.58	2,338,754	3,219	0.55	2,637,445	3,729	0.57
Certificates of deposit	8,069,098	93,125	4.64	8,263,836	101,865	4.89	9,004,183	109,846	4.95

Total deposits	10,348,396	96,428	3.75	10,602,590	105,084	3.93	11,641,628	113,575	3.96
FHLB advances and other borrowings (c)	1,410,913	15,669	4.47	1,431,431	20,497	5.68	2,227,592	31,830	5.79
Senior notes	198,476	3,304	6.66	198,428	3,303	6.66	198,289	3,301	6.66

Total deposits and borrowings	11,957,785	115,401	3.88	12,232,449	128,884	4.18	14,067,509	148,706	4.29
Other liabilities	184,420			279,722			243,070
Stockholders’ equity	1,287,383			1,428,886			1,416,806

Total liabilities and stockholders’ equity	$13,429,588			$13,941,057			$15,727,385

Net interest income/interest rate spread		$83,725	2.37%		$89,295	2.33%		$125,114	2.89%
Excess of interest-earning assets over
deposits and borrowings	$786,624			$1,169,509			$1,190,364
Effective interest rate spread			2.63			2.67			3.28

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

	Three Months Ended March 31,				Three Months Ended March 31,
	2008 Versus 2007				2007 Versus 2006
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$(49,814)	$(30,906)	$6,105	$(74,615)	$(38,893)	$42,141	$(6,421)	$(3,173)
Mortgage-backed securities	-	-	-	-	(1)	1	-	-
Investment securities	792	(779)	(92)	(79)	8,278	2,016	1,736	12,030

Change in interest income	(49,022)	(31,685)	6,013	(74,694)	(30,616)	44,158	(4,685)	8,857

Interest expense:
Transaction accounts:
Interest-bearing checking	(23)	205	(12)	170	(23)	(18)	1	(40)
Money market	(36)	-	-	(36)	(38)	-	-	(38)
Regular passbook	(482)	(94)	16	(560)	(1,227)	(289)	81	(1,435)

Total transaction accounts	(541)	111	4	(426)	(1,288)	(307)	82	(1,513)
Certificates of deposit	(10,907)	(6,488)	674	(16,721)	972	22,034	247	23,253

Total interest-bearing deposits	(11,448)	(6,377)	678	(17,147)	(316)	21,727	329	21,740
FHLB advances and other
borrowings	(11,578)	(7,237)	2,654	(16,161)	(17,400)	8,804	(3,488)	(12,084)
Senior notes	3	-	-	3	3	-	-	3

Change in interest expense	(23,023)	(13,614)	3,332	(33,305)	(17,713)	30,531	(3,159)	9,659

Change in net interest income	$(25,999)	$(18,071)	$2,681	$(41,389)	$(12,903)	$13,627	$(1,526)	$(802)

Provision for Credit Losses

           During the current quarter, our provision for credit losses totaled $236.9 million, up $236.3 million from a year ago. The increase in the provision for credit losses reflects the continued weakening and uncertainty relative to the housing market and disruption in the secondary markets which have unfavorably impacted our borrowers and the value of their loan collateral. Declines in the value of underlying home collateral and further increases in delinquent loans have been particularly prevalent in certain geographic areas such as the greater Sacramento, Stockton, Modesto and Contra Costa areas of Northern California, the Inland Empire and San Diego County. For further information, see Allowance for Credit and Real Estate Losses on page 47.

Other Income

          Our other income totaled $8.9 million in the current quarter, down $8.8 million or 49.5% from a year ago. Contributing to the decline between first quarters was:

  A $7.1 million decline in net gains on sale of loans and mortgage-backed securities, reflecting both a decline in loans sold and a lower gain per dollar of loan sold; and
  A $1.1 million unfavorable change in income from real estate and joint ventures held for investment, as the current quarter included a writedown of $0.7 million to reflect declines in the value of single family home lots in which the company is a joint venture partner and net gains from sales were below a year ago.

          Below is a further detailed discussion of the major other income categories.

Page 22	Navigation Links

Loan and Deposit Related Fees

          Our loan and deposit related fees totaled $8.2 million in the current quarter, down $0.6 million from a year ago. The decline was primarily related to a 49.9% decline in loan related fees due to lower loan originations in the current quarter, while deposit related fees were relatively unchanged.

          The following table presents a breakdown of loan and deposit related fees during the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Loan related fees	$422	$467	$572	$819	$842
Deposit related fees:
Automated teller machine fees	1,997	2,285	2,287	2,440	2,305
Other fees	5,820	6,215	6,054	6,079	5,689

Total loan and deposit related fees	$8,239	$8,967	$8,913	$9,338	$8,836

Real Estate and Joint Ventures Held for Investment

          A loss of $0.6 million was recorded from our real estate and joint ventures held for investment, compared to $0.5 million of income a year ago. The $1.1 million unfavorable change was due to the current quarter including a $0.7 million writedown to reflect declines in the value of single family lots in which we are a joint venture partner and gains from sales being below a year ago. Our gains from sales in the current quarter were less than $0.1 million, compared to $0.5 million a year ago.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Net rental operations and income from community
development funds	$331	$(49)	$576	$49	$545
Net gains on sales of wholly owned real estate	-	-	-	-	22
Equity (deficit) in net income (loss) from
joint ventures, including impairment writedowns	(945)	681	(8,492)	193	(91)
(Provision for) reduction of losses on real estate and
joint ventures	9	10	24	(353)	-

Total income (loss) from real estate and
joint ventures held for investment, net	$(605)	$642	$(7,892)	$(111)	$476

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $1.2 million in the current quarter, up from a loss of $0.4 million in the year-ago quarter. Effective January 1, 2008, we adopted the fair value provision of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”) and remeasured our MSRs at fair value. For further information regarding the adoption of SFAS 156 and our MSRs, see Note 2 of Notes to Consolidated Financial Statements on page 6.

          At March 31, 2008, MSRs totaled $19.4 million or 0.80% of the $2.428 billion of associated loans serviced for others, down $1.3 million from the year ago balance accounted for under the amortized cost method. In addition to the loans we serviced for others with capitalized MSRs, at March 31, 2008, we serviced $3.003 billion of loans on a sub-servicing basis where we receive a fixed fee per loan, with no risk associated with changing MSR values.

Page 23	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Net cash servicing fees	$1,765	$2,166	$1,657	$1,598	$1,607
Payoff and curtailment interest cost (a)	(471)	(544)	(787)	(1,391)	(1,063)
Change in fair value of mortgage servicing
rights (b)
Changes in valuation model inputs or
assumptions (c)	(1,751)	-	-	-	-
Other changes (d)	(739)	-	-	-	-
Amortization of mortgage servicing rights	-	(1,085)	(950)	(967)	(1,024)
(Provision for) reduction of impairment of
mortgage servicing rights	-	(2,197)	(214)	(29)	44

Total loan servicing loss, net	$(1,196)	$(1,660)	$(294)	$(789)	$(436)

(a) Represents the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. However, loan servicing activities do not include the benefit of the use of total loan repayments to increase net interest income.
(b) Effective January 1, 2008, Downey adopted the fair value provision of SFAS 156 and remeasured its MSRs at fair value. Downey recorded a pretax adjustment to increase MSRs by $1.5 million and a corresponding cumulative effect adjustment of $0.9 million, after tax, to increase the 2008 beginning balance of retained earnings in stockholders’ equity.
(c) Reflects changes in assumptions for such items as discount rates and prepayment speeds.
(d) Represents changes due to realization of expected cash flows over time.

          Our net gains on sales of loans and mortgage-backed securities totaled $1.6 million in the current quarter, down $7.1 million from a year ago, reflecting both a decline in loans sold and a lower gain per dollar of loan sold. The current quarter included a $0.1 million loss due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 gain of $0.3 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain was realized equal to 0.75% on secondary market sales of $229 million, compared with the year-ago gain of 1.19% on secondary market sales of $714 million.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Mortgage servicing rights	$1,122	$945	$1,394	$1,926	$1,341
All other components excluding SFAS 133	596	(393)	1,665	6,186	7,148
SFAS 133	(69)	(460)	(553)	866	251

Total net gains on sales of loans
and mortgage-backed securities	$1,649	$92	$2,506	$8,978	$8,740

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	0.75%	0.31%	0.91%	1.42%	1.19%

Operating Expense

          Our operating expense totaled $89.0 million in the current quarter, up $23.3 million or 35.6% from a year ago. The increase primarily reflected an increase of $23.9 million in net operations of real estate acquired in the settlement of loans due to property writedowns and, to a much lesser extent, expenses related to property maintenance from a higher number of foreclosed properties, while general and administrative expense declined $0.6 million or 0.9% between first quarters. The decline in general and administrative expense was primarily attributable to a $2.5 million or 6.0% decline in salaries and related costs due to a decline in staff from a year ago and a $1.3 million decline in the other general and administrative expense category. Partially offsetting those declines was a $3.1 million goodwill impairment charge in the current quarter to eliminate the remaining goodwill balance and a $0.9 million increase in deposit insurance premiums and regulatory assessments.

Page 24	Navigation Links

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Salaries and related costs	$39,702	$38,882	$36,699	$40,998	$42,234
Premises and equipment costs	8,997	10,257	9,736	9,122	8,809
Advertising expense	461	1,443	1,400	1,878	1,191
Deposit insurance premiums and regulatory
assessments	3,703	2,516	2,413	2,482	2,764
Professional fees	303	916	489	731	559
Impairment writedown of goodwill	3,149	-	-	-	-
Other general and administrative expense	8,480	8,732	8,275	6,201	9,795

Total general and administrative expense	64,795	62,746	59,012	61,412	65,352
Net operation of real estate acquired in
settlement of loans	24,196	4,583	3,664	948	291

Total operating expense	$88,991	$67,329	$62,676	$62,360	$65,643

Provision for Income Taxes

          Due to providing a $111.3 million valuation allowance for deferred tax assets, a $14.5 million tax expense was recorded in the current quarter even though there was a loss before income taxes. In the year-ago quarter, the effective tax rate was 44.0% and reflected $1.6 million of interest expense associated with an underpayment of taxes related to certain loan origination costs. For further information, see Note 4 of Notes to Consolidated Financial Statements on page 13.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For further information, see Note 8 of Notes to Consolidated Financial Statements on page 16.

          The following table presents by business segment our net income for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Banking net income (loss)	$(247,258)	$(109,282)	$(18,851)	$32,614	$42,423
Real estate investment net income (loss)	(439)	437	(4,510)	130	440

Total net income (loss)	$(247,697)	$(108,845)	$(23,361)	$32,744	$42,863

Banking

          A net loss of $247.3 million was recorded in the current quarter related to our banking operations, compared to income of $42.4 million a year ago. A significant factor contributing to the unfavorable change in net income/(loss) between first quarters was the recording of a $111.3 million valuation allowance against deferred tax assets in the current quarter within income taxes due to uncertainty regarding their realization.  In addition, the unfavorable change between first quarters primarily reflected:

  A $236.3 million increase in provision for credit losses;
  A $41.2 million or 33.0% decline in net interest income due to a lower level of interest-earning assets and a lower effective interest rate spread;
  A $23.4 million increase in operating expense due primarily to higher costs related to the operation of real estate acquired in settlement of loans; and
  A $7.1 million decline in net gains from the sale of loans and mortgage-backed securities due to both a lower level of loans sold and gain per dollar of loan sold.
Page 25	Navigation Links

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Net interest income	$83,601	$89,059	$97,656	$111,097	$124,752
Provision for credit losses	236,870	218,447	81,562	9,505	617
Other income	9,439	7,424	10,756	17,368	16,932
Operating expense	88,672	67,038	62,365	62,060	65,275
Net intercompany income	46	15	22	19	12

Income (loss) before income taxes (tax benefits)	(232,456)	(188,987)	(35,493)	56,919	75,804
Income taxes (tax benefits)	14,802	(79,705)	(16,642)	24,305	33,381

Net income (loss)	$(247,258)	$(109,282)	$(18,851)	$32,614	$42,423

At period end
Assets:
Loans and mortgage-backed securities, net	$10,725,865	$11,136,655	$11,692,185	$12,392,066	$13,210,016
Other	2,392,047	2,258,746	2,710,006	2,496,685	2,015,777

Total assets	13,117,912	13,395,401	14,402,191	14,888,751	15,225,793

Equity	$1,090,484	$1,334,417	$1,444,226	$1,464,473	$1,439,463

Real Estate Investment

          A net loss of $0.4 million was recorded in the current quarter from our real estate investment operations, compared to net income of $0.4 million a year ago. The current quarter included a writedown of $0.7 million to reflect declines in the value of single family home lots in which we are a joint venture partner and net gains from sales of less than $0.1 million were below the $0.5 million a year ago.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Net interest income	$124	$236	$314	$362	$362
Other income (loss)	(501)	803	(7,720)	157	756
Operating expense	319	291	311	300	368
Net intercompany expense	(46)	(15)	(22)	(19)	(12)

Income (loss) before income taxes (tax benefits)	(742)	733	(7,739)	200	738
Income taxes (tax benefits)	(303)	296	(3,229)	70	298

Net income (loss)	$(439)	$437	$(4,510)	$130	$440

At period end
Assets:
Investments in real estate and joint ventures	$71,196	$68,679	$58,715	$64,997	$61,663
Other	15,848	19,023	30,420	27,341	28,402

Total assets	87,044	87,702	89,135	92,338	90,065

Equity	$73,607	$74,046	$73,609	$78,119	$77,989

          Our investments in real estate and joint ventures amounted to $71 million at March 31, 2008, up from $69 million at December 31, 2007, and $62 million at March 31, 2007.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 47.

Page 26	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, declined $411 million during the current quarter to a total of $10.7 billion or 81.7% of total assets at March 31, 2008. Loans held for investment declined $417 million, as loan payoffs exceeded originations and a reduction due to an increase in the allowance for loan losses, while loans held for sale were virtually unchanged.

          Our loan originations, including loans purchased, totaled $676 million in the current quarter, down $585 million or 46.4% from the $1.261 billion we originated in the year-ago first quarter but 9.4% above the $618 million we originated in the fourth quarter of 2007. Loans originated for sale declined $403 million or 63.0% from a year ago to $237 million, while single family loans originated for portfolio declined $168 million or 27.8% to $435 million. Our prepayment speed, which measures the annualized percentage of loans repaid, for one-to-four unit residential loans held for investment declined from 44% a year ago to 22% in the current quarter and was down from 27% in the fourth quarter of 2007. During the current quarter, 78% of our residential one-to-four unit originations represented refinance transactions, including new loans to refinance existing loans which we or other lenders originated. This is up slightly from 77% in the fourth quarter of 2007 but down from 89% in the year-ago first quarter.

          Not included in the above originations are loans in which we modified the terms of the notes for borrowers. During the current quarter, we modified $280 million of loans associated with our borrower retention program. This program provided borrowers who were current with their loan payments to change from an adjustable rate loan subject to negative amortization to less costly financing alternatives, albeit at new interest rates that were no less than those offered new borrowers. The majority of these modifications were modified into adjustable rate loans whereby the interest rate adjusts annually but does not permit negative amortization. An additional $40 million of loans were modified at below market interest rates in loan workout situations.

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

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $435 million in the current quarter, down from $603 million in the year-ago quarter but up from $394 million in the fourth quarter of 2007. Of the current quarter total:

  98% were adjustable – fixed for 3-5 years, compared with 57% in the year-ago quarter;
  2% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with 18% in the year-ago quarter. Of the current quarter total, loans tied to the COFI index represented 91% of these originations, compared with 94% of originations in the year-ago quarter; and
  Less than 1% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index, compared with 25% in the year-ago quarter.
Page 27	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$7,170	$77,163	$101,698	$55,721	$99,782
MTA (a)	740	4,953	(177)	960	6,838
LIBOR	490	2,102	5,968	253,875	123,226
CMT	1,285	7,572	6,415	29,081	31,047
Adjustable – fixed for 3-5 years	424,939	302,705	317,770	359,030	342,005
Fixed	702	-	588	285	-

Total residential one-to-four units	435,326	394,495	432,262	698,952	602,898
Other	3,382	31,682	16,743	14,876	17,500

Total for investment portfolio	438,708	426,177	449,005	713,828	620,398
Sale portfolio (b)	237,356	192,053	244,831	494,871	640,669

Total for investment and sale portfolios	$676,064	$618,230	$693,836	$1,208,699	$1,261,067

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

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$5,893,818	74%	$6,383,837	75%	$6,899,483	76%	$7,487,290	76%	8,365,223	77%
MTA	1,163,661	15	1,256,672	15	1,398,540	15	1,536,480	16	1,807,965	17
LIBOR	274,555	3	444,483	5	586,143	7	601,083	6	435,132	4
Other, primarily CMT	595,695	8	394,829	5	204,513	2	228,284	2	228,260	2

Total adjustable loans (a)	$7,927,729	100%	$8,479,821	100%	$9,088,679	100%	$9,853,137	100%	$10,836,580	100%

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

          Our adjustable rate loans subject to negative amortization have an interest rate that adjusts monthly and a minimum monthly loan payment that adjusts annually. The start rate is lower than the fully-indexed rate and is the rate at which we earn interest for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The start rate, however, is used to calculate the minimum monthly loan payment, for the first twelve months. The borrower is required to make at least the minimum monthly payment, but retains the option to make a larger payment to reduce loan principal and avoid negative amortization, (the addition to loan principal of accrued interest that exceeds the required minimum monthly loan payment). If the borrower chooses to make the required minimum monthly loan payment, and the

Page 28	Navigation Links

interest accrual based on the fully-indexed rate results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. These payment options are clearly defined in the loan documents signed by the borrower at funding and explained again on the borrower’s monthly statement.

          More particularly, our current production of adjustable rate loans subject to negative amortization, including those fixed for the first 3 – 5 years, totaled $29 million during the current quarter:

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

          The maximum home loan we currently make for our own portfolio, except for a limited amount related to Community Reinvestment Act ("CRA") activities and loans to facilitate the sale of real estate acquired in settlement of loans, is equal to 85% of a property’s appraised value; however, any loan in excess of 80% of appraised value generally requires private mortgage insurance. Typically, this insures the loan down to a 75% loan-to-value ratio, consistent with secondary marketing requirements. A loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination. If a loan incurs negative amortization, the loan-to-value ratio could rise, which increases credit risk, and the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation in the event of a loan default.

          Our loan portfolio held for investment contains loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At March 31, 2008, loans with the higher 125% limit on the maximum loan balance represented 2% of our one-to-four unit residential loan portfolio, while those with the 115% limit represented 5% and those with the 110% limit represented 58%. We permit adjustable rate mortgage loans with an incentive interest rate or considered high-risk to be assumed by qualified borrowers.

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

          At March 31, 2008, $7.0 billion or 65% of our total residential one-to-four unit loans held for investment were subject to negative amortization. The amount of negative amortization included in the loan balance declined $3 million during the quarter to $375 million or 5.4% of loans subject to negative amortization. During the current quarter, approximately 20% of our loan interest income represented negative amortization, down from 24% in fourth quarter and 31% in year-ago first quarter. At origination, these loans had a weighted average loan-to-value ratio of 74%. In addition, $3.1 billion or 29% of our residential one-to-four unit loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

Page 29	Navigation Links

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

Loan Investment Portfolio
Residential one-to-four units subject to negative amortization:
At March 31, 2008:
With negative amortization:
Balance less than or equal to original loan amount	$161,059	2%	$1,222	70%	69%	39
Balance greater than original loan amount	6,100,410	88	374,178	74	79	32

Total with negative amortization	6,261,469	90	375,400	74	79	32
Not utilizing negative amortization	701,696	10	-	69	64	64

Total loans subject to negative amortization	$6,963,165	100%	$375,400	74%	77%	35
As a percentage of total residential one-to-four unit loans	65%

Total loans with interest only payments	$3,118,092			70%	70%	18
As a percentage of total residential one-to-four unit loans	29%

At December 31 2007:
With negative amortization:
Balance less than or equal to original loan amount	$189,508	3%	$1,253	70%	69%	37
Balance greater than original loan amount	6,501,649	86	377,411	74	78	29

Total with negative amortization	6,691,157	89	378,664	74	78	30
Not utilizing negative amortization	839,433	11	-	69	65	55

Total loans subject to negative amortization	$7,530,590	100%	$378,664	73%	77%	32
As a percentage of total residential one-to-four unit loans	69%

Total loans with interest only payments	$2,745,117			70%	70%	16
As a percentage of total residential one-to-four unit loans	25%

At March 31, 2007:
With negative amortization:
Balance less than or equal to original loan amount	$365,466	3%	$1,740	70%	69%	34
Balance greater than original loan amount	8,608,796	86	355,890	74	77	23

Total with negative amortization	8,974,262	89	357,630	73	76	23
Not utilizing negative amortization	1,080,655	11	-	69	65	48

Total loans subject to negative amortization	$10,054,917	100%	$357,630	73%	75%	26
As a percentage of total residential one-to-four unit loans	81%

Total loans with interest only payments	$1,876,201			68%	68%	11
As a percentage of total residential one-to-four unit loans	15%

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

Page 30	Navigation Links

          The following table sets forth projected first-time loan payment recasts for our residential one-to-four unit adjustable rate loans subject to negative amortization and interest only payments for five consecutive quarters starting with the second quarter of 2008 and thereafter. To determine projected first-time loan payment recasts, we assumed that borrowers will continue to utilize negative amortization at the same rate as they did in the preceding 12 months and no loans prepay. Therefore, the projected recast amounts may be overstated as some portion of these loans is likely to prepay or be modified as part of our borrower retention or loan workout programs. For example, at the end of 2007, we forecasted that $705 million of loans subject to negative amortization and loans with interest only payments would recast for the first-time during the first quarter of 2008, of which $493 million did recast while:

  $96 million were modified during the quarter as part of our borrower retention program;
  $46 million paid off;
  $40 million did not recast during the quarter as borrowers reduced their utilization of negative amortization;
  $20 million were foreclosed upon; and
  $10 million were modified as part of our loan workout program.
	Projected First-Time Loan Recasts at March 31, 2008 for

	2nd Quarter	3rd Quarter	4th Quarter	Year Ended	Year Ended
(Dollars in Thousands)	2008	2008	2008	2009	2010

Loan Investment Portfolio
Residential one-to-four units:
Loans subject to negative amortization	$730,575	$728,581	$576,480	$1,685,675	$1,010,443
Loans with interest only payments	93,968	12,561	2,062	171,572	29,644

Total	$824,543	$741,142	$578,542	$1,857,247	$1,040,087
As a percentage of total residential
one-to-four unit loans	8%	7%	5%	17%	10%

          At March 31, 2008, 4% of our residential one-to-four unit loans were originated in 2008, with an additional 17% in 2007 and 27% in 2006, which are relatively new and unseasoned. The following table sets forth our investment portfolio of residential one-to-four unit loans by year of origination segregated by those subject to negative amortization, those with interest only payments and all others at the dates indicated. From year to year, loans may change categories due to modification.

	Loans by Year of Origination

(Dollars in Thousands)	2004 and Prior	2005	2006	2007	2008	Balance

Loan Investment Portfolio
Residential one-to-four units:
At March 31, 2008:
Loans subject to negative amortization	$1,829,681	$2,863,652	$1,814,875	$426,069	$28,888	$6,963,165
Loans with interest only payments	261,558	271,190	1,004,484	1,230,951	349,909	3,118,092
All other loans	252,371	112,804	78,440	132,655	54,708	630,978

Total residential one-to-four units	$2,343,610	$3,247,646	$2,897,799	$1,789,675	$433,505	$10,712,235
As a percentage of total residential

one-to-four unit loans	22%	30%	27%	17%	4%	100%

	2004 and Prior	2005	2006	2007	2008	Balance

At March 31, 2007:
Loans subject to negative amortization	$3,431,926	$4,210,327	$2,306,925	$105,739	$-	$10,054,917
Loans with interest only payments	216,371	10,040	1,222,313	427,477	-	1,876,201
All other loans	294,537	13,006	99,085	66,274	-	472,902

Total residential one-to-four units	$3,942,834	$4,233,373	$3,628,323	$599,490	$-	$12,404,020
As a percentage of total residential
one-to-four unit loans	32%	34%	29%	5%	-%	100%

Page 31	Navigation Links

          At March 31, 2008, 89% of our residential one-to-four unit loans were concentrated and secured by properties located in California. The following table sets forth the major geographic distribution of our investment portfolio of residential one-to-four unit loans at the dates indicated.

	March 31,

	2008		2007
		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$1,982,651	18%	$2,305,427	19%
San Diego	1,241,650	12	1,429,865	11
Santa Clara	891,283	8	902,673	7
Orange	866,138	8	988,059	8
Alameda	522,561	5	595,204	5
Riverside	516,760	5	629,529	5
Contra Costa	458,712	4	543,322	4
San Bernardino	329,029	3	391,495	3
Sacramento	312,577	3	374,267	3
San Mateo	280,449	3	318,197	3
All other counties	2,144,357	20	2,479,760	20

Total California	9,546,167	89	10,957,798	88
Arizona	453,459	4	512,825	4
All other states	712,609	7	933,397	8

Total residential one-to-four units	$10,712,235	100%	12,404,020	100%

          The following table sets forth our investment portfolio of residential one-to-four unit loans by the Fair Isaac Corporation credit score model ("FICO") of the borrower at origination at the dates indicated.

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$384,320	4%	$407,764	4%	$443,748	4%	$487,877	4%	$564,407	5%
621 to 659	2,463,700	23	2,573,185	24	2,697,313	24	2,868,183	25	3,104,677	25
660 to 719	4,046,287	38	4,122,326	38	4,232,819	38	4,417,141	38	4,721,195	38
720 and above	3,683,490	34	3,630,721	33	3,705,685	33	3,787,318	32	3,848,112	31
Not available	134,438	1	143,232	1	147,996	1	154,116	1	165,629	1

Total residential one-to-four units	$10,712,235	100%	$10,877,228	100%	$11,227,561	100%	$11,714,635	100%	$12,404,020	100%

Weighted average FICO score for
loan investment portfolio of
residential one-to-four units	698		697		696		695		694

Page 32	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, the loan-to-value ratios have been updated to reflect the current loan balance and appraisal if private mortgage insurance has been removed.

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,504,295	14%	$1,539,989	14%	$1,628,047	14%	$1,751,248	15%	$1,839,882	15%
61% to 70%	1,972,543	18	1,931,397	18	1,966,339	18	2,067,210	18	2,176,103	17
71% to 80%	6,717,851	63	6,866,261	63	7,067,710	63	7,311,692	62	7,763,469	63

Total 80% or below	10,194,689	95	10,337,647	95	10,662,096	95	11,130,150	95	11,779,454	95
81% to 85%:
With private mortgage insurance:
MGIC	8,923		7,805		7,782		6,855		6,516
RMIC	40,032		42,231		42,630		44,052		43,497
UGI	29,176		31,131		32,290		35,377		38,135
All others	1,448		1,452		1,786		2,076		2,080

Total with private mortgage
insurance	79,579	1	82,619	1	84,488	1	88,360	1	90,228	1
Without private mortgage insurance	2,805	-	1,728	-	1,145	-	1,161	-	1,210	-

Total 81% to 85%	82,384	1	84,347	1	85,633	1	89,521	1	91,438	1
86% to 89%:
With private mortgage insurance:
MGIC	20,552		19,563		21,252		21,216		21,394
RMIC	104,558		107,673		111,908		116,674		123,561
UGI	50,402		53,423		55,757		59,447		66,284
All others	4,941		4,959		6,051		6,913		7,307

Total with private mortgage
insurance	180,453	2	185,618	2	194,968	2	204,250	2	218,546	2
Without private mortgage insurance	4,532	-	4,624	-	4,355	-	4,407	-	5,005	-

Total 86% to 89%	184,985	2	190,242	2	199,323	2	208,657	2	223,551	2
90% and above:
With private mortgage insurance
MGIC	19,348		19,981		22,614		21,913		24,054
RMIC	126,184		132,823		140,568		143,101		157,571
UGI	66,047		73,066		77,989		83,373		89,032
All others	7,179		7,398		8,587		9,414		10,677

Total with private mortgage
insurance	218,758	2	233,268	2	249,758	2	257,801	2	281,334	2
Without private mortgage insurance (a)	28,534	-	28,778	-	27,786	-	25,277	-	24,948	-

Total 90% and above	247,292	2	262,046	2	277,544	2	283,078	2	306,282	2
Not available	2,885	-	2,946	-	2,965	-	3,229	-	3,295	-

Total residential one-to-four units	$10,712,235	100%	$10,877,228	100%	$11,227,561	100%	$11,714,635	100%	$12,404,020	100%

Weighted average loan-to-value ratio
for loan investment portfolio of
residential one-to-four units		72		72		73		72		72

(a) Primarily related to Community Reinvestment Act activities.

          In addition to the other credit risks already identified, 81% of our residential one-to-four unit loans held for investment at March 31, 2008 were underwritten based on borrower stated income and asset verification and an additional 6% were underwritten with no verification of either borrower income or assets. In April 2008, we changed our guidelines to no longer permit stated income programs.

Page 33	Navigation Links

          Credit risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value ratio limitations. For example, at March 31, 2008, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 72%. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values after the loans were originated. For example, while residential property values increased in the past thereby further reducing our exposure to credit risk, home value declines emerged in 2006 and are continuing in most markets in which we lend. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 48% of these loans were originated since 2006.

          We originated $2 million of home equity loans and lines of credit in the current quarter of 2008, unchanged from the fourth quarter of 2007 but down from $3 million in the year-ago first quarter. During the current quarter, we originated less than $0.1 million of construction loans, down from $29 million in the fourth quarter of 2007 and $13 million in the year-ago first quarter. Consumer loan originations totaled $1 million in the current quarter, unchanged from the fourth quarter of 2007 and year-ago first quarter.

          At March 31, 2008, our unfunded loan application pipeline totaled $1.3 billion. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $525 million, of which $119 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $215 million and loans in process of $50 million. We believe our current sources of funds will be adequate relative to these obligations.

Page 34	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$9,685	$92,109	$113,585	$339,637	$260,893
Adjustable – fixed for 3-5 years	424,939	302,386	318,089	359,030	342,005
Fixed	702	-	588	285	-

Total residential one-to-four units	435,326	394,495	432,262	698,952	602,898
Home equity loans and lines of credit	2,019	2,268	3,048	3,365	2,812
Residential five or more units – adjustable	-	-	-	750	435

Total residential	437,345	396,763	435,310	703,067	606,145
Commercial real estate	-	-	-	1,350	-
Construction	275	28,524	11,551	2,187	12,897
Land	41	103	135	5,661	-
Non-mortgage:
Commercial	305	-	300	500	-
Consumer	742	787	1,709	1,063	1,356

Total loans originated	438,708	426,177	449,005	713,828	620,398
Loan repayments	(552,942)	(747,862)	(979,625)	(1,489,999)	(1,560,187)
Other net changes (a)	(302,423)	(247,000)	(71,735)	38,334	74,542

Decrease in loans held for investment, net	(416,657)	(568,685)	(602,355)	(737,837)	(865,247)

Sale Portfolio
Residential one-to-four unit loans:
Originated	236,568	190,816	240,423	494,045	631,268
Purchased	788	1,237	4,408	826	9,401
Loans transferred to the investment portfolio (a)	(123)	(579)	(6,669)	(658)	(16,234)
Originated whole loans sold	(1,505)	(1,999)	(93,774)	(231,980)	(430,739)
Loans exchanged for mortgage-backed securities (b)	(227,482)	(173,909)	(243,546)	(337,960)	(283,691)
Capitalized basis adjustment (c)	(1,243)	(208)	2,103	(1,266)	(754)
Other net changes (d)	(1,134)	(2,202)	(469)	(3,117)	(4,604)

Increase (decrease) in loans held for sale, net	5,869	13,156	(97,524)	(80,110)	(95,353)

Mortgage-backed securities, net:
Received in exchange for loans (b)	227,482	173,909	243,546	337,960	283,691
Sold (b)	(227,482)	(173,909)	(243,546)	(337,960)	(283,691)
Repayments	(2)	(1)	(2)	(3)	(135)
Other net changes	-	-	-	-	1

Decrease in mortgage-backed securities
available for sale	(2)	(1)	(2)	(3)	(134)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	5,867	13,155	(97,526)	(80,113)	(95,487)

Total decrease in loans and
mortgage-backed securities, net	$(410,790)	$(555,530)	$(699,881)	$(817,950)	$(960,734)

(a) Primarily included changes in undisbursed funds for lines of credit and construction loans, in loss allowances, in net deferred costs and premiums, in interest capitalized on loans (negative amortization), and from loans transferred to real estate acquired in settlement of loans or from (to) the held for sale portfolio.
(b) These transactions typically involve creation of an MBS by a government sponsored entity (GSE) from loans sold by, and delivered by, us to the GSE. While the GSE is obligated to provide us with the MBS in exchange for the sold loans, the GSE typically fulfills this commitment through delivery of the MBS directly to the third-party purchaser based on a forward sales commitment made by us to that third party. The sales of both the loans and MBS are settled typically on a same-day basis such that we do not retain the MBS. If the MBS were to be retained with an intent to sell, we would classify the security as held for trading and record changes in fair value in our consolidated statement of income.
(c) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. Effective January 2008, we included the fair value of MSRs in the fair value of interest rate lock derivatives in accordance with Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
(d) Primarily included repayments and the change in net deferred costs and premiums.
Page 35	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$7,781,332	$8,302,538	$8,999,273	$9,750,788	$10,715,218
Adjustable – fixed for 3-5 years	2,884,877	2,528,287	2,180,099	1,916,107	1,639,381
Fixed	46,026	46,403	48,189	47,740	49,421

Total residential one-to-four units	10,712,235	10,877,228	11,227,561	11,714,635	12,404,020
Home equity loans and lines of credit	133,338	138,305	143,948	154,980	168,442
Residential five or more units:
Adjustable	99,522	100,098	103,798	107,416	109,330
Fixed	852	865	874	886	898
Commercial real estate:
Adjustable	23,651	23,837	23,966	24,092	23,580
Fixed	1,098	2,590	2,632	2,675	2,716
Construction	74,730	81,098	58,231	52,699	61,955
Land	10,373	49,521	50,864	64,262	58,795
Non-mortgage:
Commercial	5,305	5,000	5,000	2,700	2,200
Consumer	5,934	5,989	6,057	6,346	6,143

Total loans held for investment	11,067,038	11,284,531	11,622,931	12,130,691	12,838,079
Increase (decrease) for:
Undisbursed loan funds	(51,595)	(60,057)	(48,063)	(42,486)	(43,709)
Net deferred costs and premiums	147,811	156,853	169,195	185,102	208,425
Allowance for losses	(546,751)	(348,167)	(142,218)	(69,107)	(60,758)

Total loans held for investment, net	10,616,503	11,033,160	11,601,845	12,204,200	12,942,037

Sale Portfolio
Loans held for sale:
Residential one-to-four units	110,685	103,320	89,794	189,189	266,162
Net deferred costs and premiums	(362)	(109)	53	285	2,156
Capitalized basis adjustment (a)	(1,070)	173	381	(1,722)	(456)

Total loans held for sale, net	109,253	103,384	90,228	187,752	267,862
Mortgage-backed securities available for sale:
Adjustable	109	111	112	114	117
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	109	111	112	114	117

Total loans held for sale and mortgage-backed
securities available for sale	109,362	103,495	90,340	187,866	267,979

Total loans and mortgage-backed securities, net	$10,725,865	$11,136,655	$11,692,185	$12,392,066	$13,210,016

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. Effective January 2008, we included the fair value of MSRs in the fair value of the interest rate lock derivatives in accordance with Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

          We carry loans for sale at the lower of cost or fair value. At March 31, 2008, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at March 31, 2008, was essentially equal to our cost basis.

Page 36	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Federal funds	$-	$5,900	$1,551	$-	$-
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	1,603,039	1,549,818	2,142,216	1,917,541	1,411,196
Other	61	61	62	62	62

Total investment securities	$1,603,100	$1,555,779	$2,143,829	$1,917,603	$1,411,258

          No securities were temporarily impaired as of March 31, 2008.

          The following table sets forth the maturities of our investment securities and their weighted average yields at March 31, 2008.

	Amount Due as of March 31, 2008

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds	$-	$-	$-	$-	$-
Weighted average yield	-%	-%	-%	-%	-%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	-	961,928	389,688	251,423	1,603,039
Weighted average yield	-%	5.11%	4.87%	4.81%	5.01%
Other	-	-	-	61	61
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$-	$961,928	$389,688	$251,484	$1,603,100
Weighted average yield	-%	5.11%	4.87%	4.81%	5.01%

(a) At March 31, 2008, 22% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 1.43% at various specified dates ranging from November 2008 to November 2021. In addition, at March 31, 2008, all of these investment securities contained call provisions from April 2008 to November 2022. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.

Deposits

          At March 31, 2008, our deposits totaled $10.2 billion, down $1.4 billion or 12.0% from the year-ago level and $252 million or 2.4% from year-end 2007. Compared with the year-ago period, certificates of deposit declined $996 million or 11.2% and our transaction accounts (i.e., checking, money market and regular passbook) declined $407 million or 15.0%. Within our transaction accounts, checking accounts declined $197 million and regular passbook accounts declined $194 million. Of the decline in checking, $103 million reflected the decline in custodial accounts related to loan servicing reflecting the concurrent decline in loan prepayments.

          During the first quarter, we opened two new traditional branches and one in-store branch, while closing one in-store branch due to the closure of the grocery store in which it was located. At March 31, 2008, our total number of branches was 174, of which 169 were located in California and five in Arizona. The average deposit size of our 84 traditional branches was $97 million, while the average deposit size of our 90 in-store branches was $23 million.

Page 37	Navigation Links

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking (a)	-%	$673,717	-%	$645,730	-%	$679,148	-%	$767,694	-%	$831,708
Interest-bearing
checking (a)	0.29	467,051	0.27	464,980	0.27	462,973	0.27	476,884	0.28	505,975
Money market	1.04	137,745	1.04	134,640	1.04	138,256	1.04	140,143	1.05	153,291
Regular passbook	0.93	1,033,302	0.95	1,035,964	0.95	1,071,728	0.95	1,151,308	0.95	1,227,664

Total transaction
accounts	0.54	2,311,815	0.55	2,281,314	0.55	2,352,105	0.54	2,536,029	0.54	2,718,638
Certificates of deposit:
Less than 2.00%	1.28	26,374	1.25	21,915	1.28	20,070	1.29	20,875	1.30	24,106
2.00-2.49	2.44	118,716	2.31	148	2.33	163	2.27	322	2.29	686
2.50-2.99	2.90	370,206	2.83	6,889	2.83	8,068	2.83	8,586	2.80	11,062
3.00-3.49	3.29	1,094,117	3.28	72,288	3.28	87,110	3.29	96,880	3.29	99,309
3.50-3.99	3.75	894,761	3.86	43,481	3.84	49,390	3.87	86,557	3.89	144,544
4.00-4.49	4.23	618,422	4.29	306,302	4.26	189,990	4.26	240,373	4.25	271,609
4.50-4.99	4.81	4,061,873	4.85	6,026,108	4.91	5,225,991	4.91	4,615,314	4.90	4,235,873
5.00-5.49	5.09	747,306	5.10	1,736,673	5.11	2,728,452	5.15	3,391,831	5.17	3,871,787
5.50 and greater	6.06	699	6.00	923	5.82	1,279	5.55	250,039	5.55	269,817

Total certificates
of deposit	4.33	7,932,474	4.85	8,214,727	4.93	8,310,513	4.96	8,710,777	4.97	8,928,793

Total deposits	3.47%	$10,244,289	3.92%	$10,496,041	3.96%	$10,662,618	3.97%	$11,246,806	3.94%	$11,647,431

(a) Included amounts swept into money market deposit accounts.

Borrowings

          At March 31, 2008, our borrowings totaled $1.7 billion, down $307 million from a year ago but up $341 million from year-end 2007. At quarter end, we had borrowed funds through transactions in which securities are sold under agreements to repurchase that totaled $103 million. These repurchase agreements are entered into with selected major securities dealers, using securities of government sponsored entities from our portfolio as collateral.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Securities sold under agreements to repurchase	$103,000	$-	$566,350	$587,544	$546,870
Federal Home Loan Bank advances (a)	1,434,602	1,197,100	1,308,867	1,104,373	1,298,197
Senior notes	198,494	198,445	198,398	198,351	198,305

Total borrowings	$1,736,096	$1,395,545	$2,073,615	$1,890,268	$2,043,372

Weighted average rate on borrowings during
the quarter (a)	4.74%	5.80%	5.94%	6.00%	5.86%
Total borrowings as a percentage of total assets	13.22	10.41	14.38	12.68	13.41

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

Page 38	Navigation Links

          We utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 39 and Note 3 of Notes to the Consolidated Financial Statements on page 9.

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

          We do not dispose of loans or assets by means of unconsolidated special purpose entities.

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

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of March 31, 2008, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and

Page 39	Navigation Links

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

	March 31, 2008

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$1,092,036	$582,400	$61	$-	$-	$1,674,497
Loans and mortgage-backed securities: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	8,021,470	288,913	1,966,980	-	-	10,277,363
Fixed	113,708	7,043	24,504	4,989	668	150,912
Home equity loans and lines of credit	131,896	109	546	20	-	132,571
Residential five or more units:
Adjustable	75,712	5,388	5,523	-	-	86,623
Fixed	105	107	437	166	29	844
Commercial real estate	20,519	1,885	1,374	159	-	23,937
Construction	36,390	-	-	-	-	36,390
Land	7,624	-	-	-	-	7,624
Non-mortgage loans:
Commercial	3,892	-	-	-	-	3,892
Consumer	5,600	-	-	-	-	5,600
Mortgage-backed securities	109	-	-	-	-	109

Total loans and mortgage-backed securities	8,417,025	303,445	1,999,364	5,334	697	10,725,865

Total interest-earning assets	$9,509,061	$885,845	$1,999,425	$5,334	$697	$12,400,362

Transaction accounts:
Non-interest-bearing checking (c)	$673,717	$-	$-	$-	$-	$673,717
Interest-bearing checking (d)	467,051	-	-	-	-	467,051
Money market (e)	137,745	-	-	-	-	137,745
Regular passbook (e)	1,033,302	-	-	-	-	1,033,302

Total transaction accounts	2,311,815	-	-	-	-	2,311,815
Certificates of deposit (f)	6,600,016	1,040,693	291,765	-	-	7,932,474

Total deposits	8,911,831	1,040,693	291,765	-	-	10,244,289
FHLB advances and other borrowings (g)	805,590	432,012	300,000	-	-	1,537,602
Senior notes	-	-	-	198,494	-	198,494
Impact of swap contracts hedging borrowings	430,000	(430,000)	-	-	-	-

Total deposits and borrowings	$10,147,421	$1,042,705	$591,765	$198,494	$-	$11,980,385

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$(638,360)	$(156,860)	$1,407,660	$(193,160)	$697	$419,977
Cumulative gap	(638,360)	(795,220)	612,440	419,280	419,977
Cumulative gap – as a percentage of total assets:
March 31, 2008	(4.86)%	(6.06)%	4.66%	3.19%	3.20%
December 31, 2007	3.59	(2.96)	7.85	6.46	6.50
March 31, 2007	8.67	0.38	8.11	6.89	6.93

(a) Includes FHLB stock and is based on contractual maturity and repricing/call date.
(b) Based on contractual maturity, repricing date and projected repayment and prepayments of principal.
(c) Even though no interest is paid on these accounts, they are classified as repricing within six months, which increases negative gap.
(d) Includes amounts swept into money market deposit accounts and is subject to immediate repricing.
(e) Subject to immediate repricing.
(f) Based on contractual maturity.
(g) Excludes embedded interest rate caps with a notional amount of $50 million and a three-month LIBOR strike rate equal to 5.50%.
Page 40	Navigation Links

          Our six-month gap at March 31, 2008 was a negative 4.86%. This means more deposits and borrowings mature or reprice within six months than total interest-earning assets. This compares to our positive six-month gap of 3.59% at December 31, 2007 and 8.67% a year ago, which reflected more interest-earning assets repricing within six months than total deposits and borrowings.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio, which includes our adjustable – fixed for 3-5 years loans that carry a fixed interest rate for a period of three to five years then adjust semi-annually or annually thereafter. For the twelve months ended March 31, 2008, we originated and purchased for investment $2.0 billion of adjustable rate loans, of which $ 1.7 billion or 86% were adjustable – fixed for 3-5 years loans, which represented essentially all of the loans we originated and purchased for investment during the period.

          At March 31, 2008, December 31, 2007 and March 31, 2007 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $11.0 billion at March 31, 2008, compared with $11.2 billion at December 31, 2007 and $12.8 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We originate fixed rate loans primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007

Weighted average yield:
Loans and mortgage-backed securities (a)	7.10%	7.41%	7.45%	7.49%	7.61%
Investment securities (b)	5.01	5.09	5.50	5.45	5.37

Interest-earning assets yield	6.84	7.14	7.15	7.22	7.40

Weighted average cost:
Deposits	3.47	3.92	3.96	3.97	3.94
Borrowings:
Securities sold under agreements to repurchase	2.92	-	5.14	5.30	5.29
Federal Home Loan Bank advances (c)	3.49	5.61	5.96	6.28	6.15
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	3.80	5.74	5.79	6.00	5.95

Combined funds cost	3.52	4.14	4.26	4.26	4.24

Interest rate spread	3.32%	3.00%	2.89%	2.96%	3.16%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, premiums and discounts, prepayment and late fees.
(b) Excludes FHLB stock dividends and includes the yield on investment securities accounted for on a trade-date basis but for which interest income will not be recognized until settlement. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.
(c) Included the impact of interest rate swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.

          The period-end weighted average yield on our loans and mortgage-backed securities was 7.10% at March 31, 2008, down from 7.41% at December 31, 2007 and 7.61% a year ago. At March 31, 2008, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $10.7 billion with a weighted average rate of 7.11%, compared with $10.8 billion with a weighted average rate of 7.29% at December 31, 2007, and $12.6 billion with a weighted average rate of 7.60% at March 31, 2007.

Page 41	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets and Troubled Debt Restructurings (“TDRs”)

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market and real estate acquired in settlement of loans. At the beginning of the third quarter of 2007, we initiated our borrower retention program to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loans subject to negative amortization to a less costly financing alternative. Those loans are considered TDRs and have been placed on non-accrual status even though the interest rates following modification were no less than those offered new borrowers. The reason for this is because the modified interest rate was lower than the interest rate on the original loan and the loan was not re-underwritten to prove that the new interest rate was, in fact, a market interest rate for a borrower with similar credit quality. Interest income is recorded as these borrowers make their loan payments and, in the current quarter, $8.8 million of interest income was recognized. If these borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status and, while still reported as TDRs, they will no longer be classified as non-performing assets because the borrower will have demonstrated an ability to perform in accordance with the loan modification and the interest rate was no less than those afforded new borrowers at the time of modification. At March 31, 2008, $49 million met the performance threshold and were removed from non-performing status.

          Our non-performing assets totaled $1.562 billion at March 31, 2008, up from $1.042 billion at December 31, 2007 and $143 million at March 31, 2007. The increase in our non-performing assets during the current quarter reflected the following:

  A $478 million increase in non-accrual residential one-to-four unit loans, of which $189 million represented loans modified as part of our borrower retention program and $79 million represented loans modified in loan workout situations.
  A $74 million increase in real estate acquired in settlement of loans to $189 million of which $56 million was associated with single family homes and $18 million was associated with one property consisting of raw land for approximately 545 single family lots.

          Our non-performing assets as a percentage of total assets was 11.90 % at March 31, 2008, up from 7.77% at year-end 2007 and 0.94% at March 31, 2007. To the extent borrowers whose loans were modified pursuant to the borrower retention program are current with their loan payments and included in non-performing assets, it is relevant to distinguish those from total non-performing assets because, these loans are paying interest at interest rates no less than those offered new borrowers. At March 31, 2008, approximately 91% of such borrowers had made all loan payments due. Accordingly, when those performing TDRs are excluded from the ratio of non-performing assets to total assets, the adjusted ratio drops to 7.41% compared to the actual ratio of 11.90%.

Page 42	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Non-accrual loans:
Residential one-to-four units:
Performing troubled debt restructurings (a)	$589,304	$400,562	$-	$-	$-
Other troubled debt restructurings (b)	110,368	31,218	-	-	-
All other	658,334	448,516	255,839	178,504	114,833
Construction	14,869	15,933	7,808	7,067	-
Land	-	29,080	-	11,345	11,345
Other	487	837	511	525	28

Total non-accrual loans	1,373,362	926,146	264,158	197,441	126,206
Real estate acquired in settlement of loans	189,127	115,623	59,773	29,925	17,212

Total non-performing assets	$1,562,489	$1,041,769	$323,931	$227,366	$143,418

Allowance for loan losses:
Amount	$546,751	$348,167	$142,218	$69,107	$60,758
As a percentage of non-accrual loans	39.81%	37.59%	53.84%	35.00%	48.14%
Non-performing assets as a percentage of total assets:
Performing troubled debt restructurings (a)	4.49	2.99	-	-	-
All other non-performing assets	7.41	4.78	2.25	1.53	0.94

Total non-performing assets	11.90%	7.77%	2.25%	1.53%	0.94%

Performing troubled debt restructurings excluded
from non-performing assets (c)	$49,141	$-	$-	$-	$-

(a) Represents TDRs associated with loans modified pursuant to our borrower retention program. These loans are considered TDRs and have been placed on non-accrual status even though the interest rate following modification was no less than that offered new borrowers at the time of loan modification. These TDR loans will be on non-accrual status until six consecutive months of successful payment history has been established, at which time they will be removed from non-accrual status and from non-performing assets; however, they will continue to be reported as TDRs. While these loans are on non-accrual status, interest income is recognized only when paid by borrowers on a cash basis.
(b) There were no TDR loans modified in loan workout situations that are currently accruing interest.
(c) Represents loans where the borrower has made six consecutive months of successful loan payments and the loan has been placed on accrual status.

          We evaluate the need for appraisals of non-performing assets on a periodic basis. We generally will obtain a new property valuation when we believe there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing our loans. Our policy is to obtain new appraisals at least annually for all real estate acquired in settlement of loans.

Page 43	Navigation Links

          At March 31, 2008, 90% of our non-performing assets were located in California, compared with 80% a year ago. The following table summarizes by major geographical area our residential one-to-four unit non-performing assets at the dates indicated.

	March 31, 2008				March 31, 2007

	Non-		Non-	% of	Non-		Non-	% of
	Performing		Performing	Related	Performing		Performing	Related
(Dollars in Thousands)	Loans	REO	Assets	Assets	Loans	REO	Assets	Assets

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$139,425	$13,119	$152,544	7.6%	$13,307	$376	$13,683	0.6%
San Diego	243,365	27,653	271,018	21.4	16,008	2,471	18,479	1.3
Santa Clara	58,999	7,455	66,454	7.4	3,330	1,086	4,416	0.5
Orange	87,491	10,321	97,812	11.2	6,014	318	6,332	0.6
Alameda	62,411	8,526	70,937	13.4	4,982	332	5,314	0.9
Riverside	95,442	14,748	110,190	20.7	6,301	1,594	7,895	1.3
Contra Costa	75,180	9,350	84,530	18.1	3,865	-	3,865	0.7
San Bernardino	38,128	6,150	44,278	13.2	4,554	220	4,774	1.2
Sacramento	75,071	12,755	87,826	27.0	6,951	1,885	8,836	2.3
San Mateo	27,624	2,089	29,713	10.5	2,534	-	2,534	0.8
All other counties	323,874	47,255	371,129	16.9	25,963	4,101	30,064	1.2

Total California	1,227,010	159,421	1,386,431	14.3	93,809	12,383	106,192	1.0
Arizona	42,939	6,798	49,737	10.8	3,637	243	3,880	0.8
All other states	88,057	9,984	98,041	13.6	17,387	4,586	21,973	2.3

Total residential
one-to-four units	$1,358,006	$176,203	$1,534,209	14.1%	$114,833	$17,212	$132,045	1.1%

Troubled Debt Restructurings

          We consider a restructuring of a debt a TDR when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. TDRs may include changing repayment terms, reducing the stated interest rate, reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. At March 31, 2008, we had $749 million of TDRs of which $697 million related to the borrower retention program and $52 million related to other residential one-to-four unit loans. Of those TDRs related to our borrower retention program, $49 million have demonstrated six consecutive months of successful payment history and are accruing interest and no longer reported as a non-performing asset at March 31, 2008. During the current quarter, we recorded $8.8 million of interest income from loan payments made by borrowers whose loans were modified as part of our borrower retention program and are still included in non-performing assets. There are no TDR loans modified in loan workout situations that are currently accruing interest.

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $189 million at March 31, 2008. Of this amount, $164 million, net of a $12 million general valuation allowance which reflects recent loss experience from sales compared to their fair value prior to sale, was for 575 residential one-to-four unit properties, $18 million represented one property consisting of raw land for approximately 545 single family lots and $7 million represented one property consisting of 113 single family lots. We generally require private mortgage insurance on loans in excess of 80% of their appraised value. In the current quarter, subsequent to our acquiring real estate in the settlement of loans, we collected $3.2 million in private mortgage insurance to mitigate any losses incurred.

Page 44	Navigation Links

          The following table summarizes the activity of our number of residential one-to-four unit properties acquired in settlement of loans and the loss given default on those sold for the quarters indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Number of properties acquired in settlement
of loans
Count at beginning of period	326	162	90	53	33
New	316	212	109	50	32
Sold	(67)	(48)	(37)	(13)	(12)

Count at end of period	575	326	162	90	53

Loss given default (a)	(22.3)%	(22.2)%	(8.1)%	(6.8)%	(5.5)%

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

          At March 31, 2008, 62 of our one-to-four unit residential properties were in escrow to be sold and offers were being negotiated on an additional 72 properties.

Delinquent Loans

          At March 31, 2008, loans delinquent 30 days or more as a percentage of total loans was 8.62%, up from 6.05% at December 31, 2007 and 1.32% at March 31, 2007. The increase from the year-ago quarter occurred primarily in our residential one-to-four unit loan classification. As a percentage of its loan category, delinquent residential one-to-four units increased from 1.27% at March 31, 2007 to 8.90% at March 31, 2008, reflecting the continued weakness in the residential real estate market. A higher incidence of delinquency is expected when the minimum payments reset on our adjustable rate loans subject to negative amortization or interest only payments, whereby the interest rate is fixed for the first three to five years. For example, as of March 31, 2008, there were $976 million of loans subject to negative amortization or with interest only payments within our loans held for investment that have not been modified but had first time payment recasts since December 31, 2006, of which 36.1% were delinquent 30 or more days at March 31, 2008. The increase in delinquency is considered when we analyze the adequacy of our credit loss allowance.

Page 45	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	March 31, 2008				December 31, 2007

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$226,100	$160,775	$576,130	$963,005	$205,737	$134,715	$313,528	$653,980
Home equity loans and lines of credit	131	-	422	553	-	450	776	1,226
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	33,580	-	-	33,580

Total real estate loans	226,231	160,775	576,552	963,558	239,317	135,165	314,304	688,786
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	19	9	65	93	21	12	61	94

Total delinquent loans	$226,250	$160,784	$576,617	$963,651	$239,338	$135,177	$314,365	$688,880

Delinquencies as a percentage of total loans	2.02%	1.44%	5.16%	8.62%	2.10%	1.19%	2.76%	6.05%

	September 30, 2007				June 30, 2007

Loans secured by real estate:
Residential:
One-to-four units	$129,329	$75,757	$180,422	$385,508	$77,332	$57,065	$113,413	$247,810
Home equity loans and lines of credit	212	195	444	851	177	-	463	640
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	11,345	11,345

Total real estate loans	129,541	75,952	180,866	386,359	77,509	57,065	125,221	259,795
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	22	6	67	95	18	11	62	91

Total delinquent loans	$129,563	$75,958	$180,933	$386,454	$77,527	$57,076	$125,283	$259,886

Delinquencies as a percentage of total loans	1.11%	0.65%	1.54%	3.30%	0.63%	0.46%	1.02%	2.11%

	March 31, 2007

Loans secured by real estate:
Residential:
One-to-four units	$47,770	$31,510	$82,091	$161,371
Home equity loans and lines of credit	256	32	15	303
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	11,345	11,345

Total real estate loans	48,026	31,542	93,451	173,019
Non-mortgage:
Commercial	-	-	-	-
Consumer	6	50	13	69

Total delinquent loans	$48,032	$31,592	$93,464	$173,088

Delinquencies as a percentage of total loans	0.37%	0.24%	0.71%	1.32%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 46	Navigation Links

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

          We use an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate allowance to cover asset and loan-related commitment losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and specific allowances. General valuation allowances relate to assets and loan-related commitments with no well-defined deficiency or weakness and take into consideration losses that are imbedded within the portfolio but have not yet been realized. Allocated allowances relate to assets segregated into different classifications with well-defined deficiencies or weaknesses. Loans evaluated individually that are deemed to be impaired are separated from our other credit loss analysis in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. If we determine the carrying value of our asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference.

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

          Provision for credit losses totaled $236.9 million in the first quarter of 2007, compared with $0.6 million a year ago. Our current quarter provision for credit losses less net loan charge-offs and the TDR yield adjustment resulted in an increase of $198.4 million in our allowance for credit losses. The increase in the allowance was primarily related to our one-to-four unit residential portfolio due to the unfavorable impact to our borrowers from the continued weakening and uncertainty of the residential housing market and increased delinquency due, in part, to payment recasts and high debt burdens where borrowers obtained additional financing subsequent to the funding of our loan.

          At March 31, 2008, the allowance for credit losses was $548 million, comprised of $547 million for loan losses and $1 million for loan-related commitments. That compares to an allowance for credit losses of $349 million at year-end 2007, comprised of $348 million for loan losses and $1 million for loan-related commitments. Loan-related commitments are reported on the balance sheet in the category accounts payable and accrued liabilities.

Page 47	Navigation Links

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Allowance for loan losses
Balance at beginning of period	$348,167	$142,218	$69,107	$60,758	$60,943
Provision	237,087	218,650	81,435	9,379	507
TDR yield adjustment (a)	(1,461)	(483)	-	-	-
Charge-offs	(37,043)	(12,220)	(8,368)	(1,133)	(843)
Recoveries	1	2	44	103	151

Balance at end of period	$546,751	$348,167	$142,218	$69,107	$60,758

Allowance for loan-related commitments
Balance at beginning of period	$1,215	$1,418	$1,291	$1,165	$1,055
Provision (reduction)	(217)	(203)	127	126	110

Balance at end of period	$998	$1,215	$1,418	$1,291	$1,165

Total allowance for credit losses
Balance at beginning of period	$349,382	$143,636	$70,398	$61,923	$61,998
Provision	236,870	218,447	81,562	9,505	617
TDR yield adjustment (a)	(1,461)	(483)	-	-	-
Charge-offs	(37,043)	(12,220)	(8,368)	(1,133)	(843)
Recoveries	1	2	44	103	151

Balance at end of period	$547,749	$349,382	$143,636	$70,398	$61,923

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
Page 48	Navigation Links

          Net charge-offs of loans totaled $37.0 million in the current quarter, compared to $0.7 million a year ago. The current quarter net charge-offs primarily related to residential one-to-four unit loans, with an annualized net charge-off ratio associated with these loans increasing to 0.97% from 0.02% a year ago. In addition, current quarter net charge-offs included $10.6 million associated with a residential lot land loan that was foreclosed upon during the quarter.

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$26,207	$12,188	$4,301	$1,097	$823
Home equity loans and lines of credit	169	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	(3)	-	20	-
Land	10,639	-	4,022	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	28	35	45	16	20

Total gross loan charge-offs	37,043	12,220	8,368	1,133	843

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	40	101	150
Home equity loans and lines of credit	-	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	1	2	4	2	1

Total gross loan recoveries	1	2	44	103	151

Net loan charge-offs
(recoveries)
Loans secured by real estate:
Residential:
One-to-four units	26,207	12,188	4,261	996	673
Home equity loans and lines of credit	169	-	-	-	-
Five or more units	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	(3)	-	20	-
Land	10,639	-	4,022	-	-
Non-mortgage:
Commercial	-	-	-	-	-
Consumer	27	33	41	14	19

Total net loan charge-offs	$37,042	$12,218	$8,324	$1,030	$692

Net loan charge-offs as a percentage
of average loans	1.35%	0.43%	0.28%	0.03%	0.02%

Page 49	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	$542,248	$339,424	$134,947	$64,700	$56,731
Home equity loans and lines of credit	767	1,019	850	843	857
Five or more units	1,005	976	965	992	1,006
Commercial real estate	247	297	298	301	266
Construction	1,916	1,857	1,726	860	574
Land	195	4,229	3,081	1,098	1,025
Non-mortgage:
Commercial	39	36	12	11	11
Consumer	334	329	339	302	288

Total for loans held for investment	$546,751	$348,167	$142,218	$69,107	$60,758

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	5.06%	3.12%	1.20%	0.55%	0.46%
Home equity loans and lines of credit	0.58	0.74	0.59	0.54	0.51
Five or more units	1.00	0.97	0.92	0.92	0.91
Commercial real estate	1.00	1.12	1.12	1.12	1.01
Construction	2.56	2.29	2.96	1.63	0.93
Land	1.88	8.54	6.06	1.71	1.74
Non-mortgage:
Commercial	0.74	0.72	0.24	0.41	0.50
Consumer	5.63	5.49	5.60	4.76	4.69

Total for loans held for investment	4.94%	3.09%	1.22%	0.57%	0.47%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in Thousands)	2008	2007	2007	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	96.80%	96.40%	96.60%	96.57%	96.62%
Home equity loans and lines of credit	1.20	1.23	1.24	1.28	1.31
Five or more units	0.91	0.89	0.90	0.89	0.86
Commercial real estate	0.22	0.23	0.23	0.22	0.20
Construction	0.68	0.72	0.50	0.44	0.48
Land	0.09	0.44	0.44	0.53	0.46
Non-mortgage:
Commercial	0.05	0.04	0.04	0.02	0.02
Consumer	0.05	0.05	0.05	0.05	0.05

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 50	Navigation Links

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

          At March 31, 2008, the recorded investment in loans for which we recognized impairment totaled $779 million, up from $486 million at December 31, 2007 and $12 million at March 31, 2007. Of the current quarter total, $764 million related to residential one-to-four unit loan TDRs with an allowance for loss of $65 million, $14 million related to two construction loans with an allowance for loss of $2 million, and $1 million related to one residential one-to-four unit loan with no allowance for loss. This is up from 2007 year-end totals of $441 million related to residential one-to-four unit loan TDRs with an allowance for loss of $39 million, $29 million related to one land loan with an allowance for loss of $4 million, $15 million related to two construction loans with an allowance for loss of $2 million, and $1 million related to one residential one-to-four unit loan with no allowance for loss; and up from the year-ago quarter total of $12 million with an allowance of less than $1 million. During the current quarter, the total interest recognized on the impaired portfolio was $10.5 million, compared to $3.4 million in the fourth quarter of 2007 and no interest recognized in the year-ago quarter.

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Balance at beginning of period	$45,066	$721	$1,238	$657	$601
Provision (reduction)	33,900	48,602	(412)	581	603
TDR yield adjustment (a)	(1,461)	(483)	-	-	-
Charge-offs	(10,704)	(3,917)	(105)	-	(547)
Recoveries	-	143	-	-	-

Balance at end of period	$66,801	$45,066	$721	$1,238	$657

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

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Balance at beginning of period	$422	$432	$456	$103	$103
Provision (reduction)	(9)	(10)	(24)	353	-
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$413	$422	$432	$456	$103

Page 51	Navigation Links

          The following table summarizes the activity in our allowance for real estate acquired in settlement of loans for the quarters indicated.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
(In Thousands)	2008	2007	2007	2007	2007

Balance at beginning of period	$-	$-	$-	$-	$-
Provision	19,892	1,118	2,058	444	119
Charge-offs	(7,558)	(1,118)	(2,058)	(444)	(119)
Recoveries	-	-	-	-	-

Balance at end of period	$12,334	$-	$-	$-	$-

          We value real estate acquired through foreclosure at fair value less cost to sell, with any subsequent losses recorded as a direct write-off to net operations. Given the decline in home values in the residential market, we established a valuation allowance in the current quarter of $12 million for our one-to-four unit residential properties acquired through foreclosure. This valuation allowance reflects recent loss experience from sales compared to their fair value prior to sale. As that loss experience changes over time, our estimate of the valuation allowance will be reassessed.

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

          Our primary sources of funds generated in the first quarter of 2008 were from:

  principal repayments of $478 million on loans held for investment and mortgage-backed securities available for sale, including prepayments but excluding refinances of our existing loans;
  a net increase of $341 million in borrowings; and
  maturities or calls of $216 million of U.S. Treasury, government sponsored entities and other investment securities available for sale.

          We used these funds to:

  originate and purchase $362 million of loans held for investment, excluding refinances of our existing loans;
  purchase $263 million of government sponsored entities investment securities available for sale; and
  absorb a $252 million reduction in deposits, primarily higher cost certificates of deposit.

          Our principal source of liquidity is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At March 31, 2008, our FHLB borrowings totaled $1.4 billion, representing 10.9% of total assets. We currently are approved by the FHLB to borrow up to 50% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of quarter end, to borrow an additional $5.1 billion. To the extent deposit growth over the remainder of 2008 falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments and continue branch improvement programs, we may utilize the additional capacity from our FHLB borrowing arrangement or other sources. As of March 31, 2008, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $525 million, of which $119 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $265 million, loan forward purchase contracts of $13 million and operating leases of $17 million. We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

Page 52	Navigation Links

          The holding company currently has adequate liquid assets to meet its obligations and can obtain further funds by means of dividends from subsidiaries, subject to certain limitations, or issuance of further debt or equity. As of March 31, 2008, recent operating losses have prohibited the Bank, in accordance with regulations, from providing a dividend to the holding company. At March 31, 2008, the holding company’s liquid assets, including due from Bank—interest bearing balances, totaled $106 million up from $102 million at the end of 2007.

          Stockholders’ equity totaled $1.1 billion at March 31, 2008, down from $1.3 billion at December 31, 2007 and down from $1.4 billion March 31, 2007. The Board of Directors declared a quarterly cash dividend of $0.12 per share payable on May 20, 2008, to shareholders of record on May 6, 2008. The Board also decided to reduce future quarterly per share dividend payments from $0.12 to $0.01 to allow Downey to preserve capital during this difficult operating environment. The Board plans to reassess the dividend as economic conditions change.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments does not represent future cash requirements. At March 31, 2008, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $78 million, with a change in fair value resulting in a gain of $0.1 million, compared with a notional amount of interest rate lock commitments of $225 million with a change in fair value resulting in a loss of $0.8 million at March 31, 2007. For further information, see Asset/Liability Management and Market Risk on page 39 and Note 3 of Notes to the Consolidated Financial Statements on page 9.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty we made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first three months of 2008, we repurchased $1 million of loans and $1 million of real estate acquired in settlement of loans and recorded $0.2 million of repurchase or indemnification losses related to defects in the origination process.

          These loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. We reserved less than $1 million at March 31, 2008, December 31, 2007 and March 31, 2007 to cover the estimated loss

Page 53	Navigation Links

exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of March 31, 2008, our maximum sales price premium refund would be $1.6 million. See Note 3 of Notes to the Consolidated Financial Statements on page 9.

          At March 31, 2008, scheduled maturities of obligations and commitments, excluding accrued interest, were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,640,709	$211,872	$79,893	$-	$7,932,474
Securities sold under agreements to repurchase	103,000	-	-	-	103,000
FHLB advances	1,109,602	200,000	125,000	-	1,434,602
Senior notes	-	-	-	198,494	198,494
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	78,131	-	-	-	78,131
Associated loan forward sale contracts (a)	94,676	-	-	-	94,676
Associated loan forward purchase contracts	13,000				13,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	109,253	-	-	-	109,253
Associated loan forward sale contracts (a)	96,868	-	-	-	96,868
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	-	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed (a)	430,000	-	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	524,978	-	-	-	524,978
Undisbursed loan funds and unused lines of credit	29,123	26,274	13,775	196,321	265,493
Operating leases	5,485	7,919	2,977	481	16,862

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $119 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 8.43% and its risk-based capital ratio was 15.04% at March 31, 2008. The Bank’s capital ratios compare favorably with the “well capitalized” standards of 5.00% for core capital and 10.00% for risk-based capital, as defined by regulation.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of March 31, 2008.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,184,881			$1,184,881		$1,184,881
Adjustments:
Deductions:
Investment in real estate subsidiary	(73,146)			(73,146)		(73,146)
Non-permitted mortgage servicing rights	(1,942)			(1,942)		(1,942)
Unrealized gains on investment securities
available for sale	(8,982)			(8,982)		(8,982)
Additions:
General loss allowance – investment in DSL
Service Company	310			310		310
Allowance for credit losses, net of specific
allowances (a)	-			-		99,820

Regulatory capital	1,101,121	8.43%		1,101,121	8.43%	1,200,941	15.04%
Well capitalized requirement	195,877	1.50	(b)	652,922	5.00	798,561	10.00	(c)

Excess	$905,244	6.93%		$448,199	3.43%	$402,380	5.04%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.79%.
Page 54	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 39.

ITEM 4. – CONTROLS AND PROCEDURES

          As of March 31, 2008, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

          None.

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

DOWNEY FINANCIAL CORP.

/s/ Daniel D. Rosenthal

Date: May 1, 2008	Daniel D. Rosenthal
Chief Executive Officer

/s/ Brian E. Côté

Date: May 1, 2008	Brian E. Côté
Chief Financial Officer

Page 56	Navigation Links

NAVIGATION   LINKS

FORM 10-Q COVER

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS (unaudited)
  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOTE (1) – Basis of Financial Statement Presentation
    NOTE (2) – Mortgage Servicing Rights ("MSRs")
    NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)
    NOTE (4) – Income Taxes
    NOTE (5) – Employee Stock Option Plans
    NOTE (6) – Earnings Per Share
    NOTE (7) – Fair Value of Financial Instruments
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
    Borrowings
    Off-Balance Sheet Arrangements
    Transactions with Related Parties
    Asset/Liability Management and Market Risk
    Problem Loans and Real Estate
      Non-Performing Assets and Troubled Debt Restructurings ("TDRs")
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