Form 10-Q
period 2008-06-30
DOWNEY FINANCIAL CORP
filed 2008-08-11
CIK 935063

Navigation Links           Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
(Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

          At June 30, 2008, 27,853,783 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

June 30, 2008 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2007

Assets
Cash	$82,072	$83,840	$149,308
Federal funds and interest earning due from banks	11,060	5,900	-

Cash and cash equivalents	93,132	89,740	149,308
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	998,457	1,549,879	1,917,603
Loans held for sale, at lower of cost or fair value	85,558	103,384	187,752
Mortgage-backed securities available for sale, at fair value	106	111	114
Loans held for investment	11,363,366	11,381,327	12,273,307
Allowance for loan losses	(732,354)	(348,167)	(69,107)

Loans held for investment, net	10,631,012	11,033,160	12,204,200
Investments in real estate and joint ventures	63,182	68,679	64,997
Real estate acquired in settlement of loans, net	261,536	115,623	29,925
Premises and equipment, net	115,064	115,846	115,823
Federal Home Loan Bank stock, at cost	78,813	70,964	72,429
Mortgage servicing rights:
Measured at fair value	23,558	-	-
Amortized	-	19,512	21,619
Other assets	129,293	113,761	113,212
Income tax receivable	95,505	6,312	25,988
Deferred tax asset, net	57,103	122,086	-

	$12,632,319	$13,409,057	$14,902,970

Liabilities and Stockholders’ Equity
Deposits	$9,880,978	$10,496,041	$11,246,806
Securities sold under agreements to repurchase	97,838	-	587,544
Federal Home Loan Bank advances	1,525,034	1,197,100	1,104,373
Senior notes	198,543	198,445	198,351
Accounts payable and accrued liabilities	70,989	183,054	289,937
Deferred income taxes	-	-	11,486

Total liabilities	11,773,382	12,074,640	13,438,497

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 28,235,022 shares at June 30, 2008, December 31, 2007 and
June 30, 2007; outstanding 27,853,783 shares at June 30, 2008,
December 31, 2007 and June 30, 2007	282	282	282
Additional paid-in capital	93,792	93,792	93,792
Accumulated other comprehensive income (loss)	(304)	2,768	(6,068)
Retained earnings	781,959	1,254,367	1,393,259
Treasury stock, at cost, 381,239 shares at June 30, 2008,
December 31, 2007 and June 30, 2007	(16,792)	(16,792)	(16,792)

Total stockholders’ equity	858,937	1,334,417	1,464,473

	$12,632,319	$13,409,057	$14,902,970

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007

Interest income
Loans	$161,157	$230,383	$338,714	$482,555
U.S. Treasury and government sponsored entities securities	15,865	20,120	36,353	39,294
Mortgage-backed securities	3	3	6	6
Other investment securities	1,025	1,718	2,103	4,189

Total interest income	178,050	252,224	377,176	526,044

Interest expense
Deposits	78,893	111,888	175,321	225,463
Federal Home Loan Bank advances and other borrowings	12,922	25,576	28,591	57,406
Senior notes	3,304	3,301	6,608	6,602

Total interest expense	95,119	140,765	210,520	289,471

Net interest income	82,931	111,459	166,656	236,573
Provision for credit losses	258,874	9,505	495,744	10,122

Net interest income (loss) after provision for credit losses	(175,943)	101,954	(329,088)	226,451

Other income, net
Loan and deposit related fees	8,204	9,338	16,443	18,174
Real estate and joint ventures held for investment, net	(5,271)	(111)	(5,876)	365
Secondary marketing activities:
Loan servicing income (loss), net	3,976	(789)	2,780	(1,225)
Net gains on sales of loans and mortgage-backed securities	4,572	8,978	6,221	17,718
Net gains on sales of investment securities	-	-	837	-
Other	584	109	598	181

Total other income, net	12,065	17,525	21,003	35,213

Operating expense
Salaries and related costs	40,884	40,998	80,586	83,232
Premises and equipment costs	9,181	9,122	18,178	17,931
Advertising expense	816	1,878	1,277	3,069
Deposit insurance premiums and regulatory assessments	3,689	2,482	7,392	5,246
Professional fees	843	731	1,146	1,290
Impairment writedown of goodwill	-	-	3,149	-
Other general and administrative expense	8,974	6,201	17,454	15,996

Total general and administrative expense	64,387	61,412	129,182	126,764
Net operation of real estate acquired in settlement of loans	24,139	948	48,335	1,239

Total operating expense	88,526	62,360	177,517	128,003

Income (loss) before income taxes (tax benefits)	(252,404)	57,119	(485,602)	133,661
Income taxes (tax benefits)	(33,485)	24,375	(18,986)	58,054

Net income (loss)	$(218,919)	$32,744	$(466,616)	$75,607

Per share information
Basic	$(7.86)	$1.17	$(16.75)	$2.71
Diluted	$(7.86)	$1.17	$(16.75)	$2.71
Cash dividends declared and paid	$0.12	$0.12	$0.24	$0.24
Weighted average shares outstanding
Basic	27,853,783	27,853,783	27,853,783	27,853,783
Diluted	27,853,783	27,884,062	27,853,783	27,884,046

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2008	2007	2008	2007

Net income (loss)	$(218,919)	$32,744	$(466,616)	$75,607

Other comprehensive income (loss), net of income taxes (tax benefits)
Unrealized losses on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	(9,879)	(4,306)	(3,059)	(718)
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	740	671	(215)	825
Reclassification of realized amounts included in net income	(147)	(757)	202	(971)

Total other comprehensive loss, net of income tax benefits	(9,286)	(4,392)	(3,072)	(864)

Comprehensive income (loss)	$(228,205)	$28,352	$(469,688)	$74,743

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	June 30,

(In Thousands)	2008	2007

Cash flows from operating activities
Net income (loss)	$(466,616)	$75,607
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	7,187	7,138
Amortization	10,923	59,362
Impairment writedown of goodwill	3,149	-
Provision for losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing rights,
real estate acquired in settlement of loans, and other assets	541,514	11,032
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(13,392)	(16,727)
Interest capitalized on loans (negative amortization)	(59,290)	(144,884)
Changes in fair value of mortgage servicing rights due to:
Changes in valuation model inputs or assumptions	(1,574)	-
Other changes	1,488	-
Federal Home Loan Bank stock dividends	(1,956)	(4,036)
Loans originated or purchased for sale	(449,082)	(1,135,540)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	466,592	1,296,511
Other, net	(144,810)	(140,160)

Net cash provided by (used for) operating activities	(105,867)	8,303

Cash flows from investing activities
Proceeds from:
Sales of wholly owned real estate and real estate acquired in settlement of loans	79,509	8,034
Redemption of Federal Home Loan Bank stock	2,400	84,560
Maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	808,610	214,350
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(262,500)	(500,000)
Premises and equipment	(6,284)	(9,013)
Federal Home Loan Bank stock	(8,293)	-
Originations of loans held for investment (net of refinances of $120,006 for the six months ended June 30, 2008 and $450,263 for the six months ended
June 30, 2007)	(1,131,169)	(884,248)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	845,692	2,600,061
Net change in undisbursed loan funds	(18,376)	(30,407)
Investments in real estate held for investment	(6,566)	(4,879)
Other, net	2,113	1,176

Net cash provided by investing activities	$305,136	$1,479,634

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	June 30,

(In Thousands)	2008	2007

Cash flows from financing activities
Net decrease in deposits	$(615,063)	$(538,063)
Proceeds from Federal Home Loan Bank advances and other borrowings	7,276,848	8,931,573
Repayments of Federal Home Loan Bank advances and other borrowings	(6,854,900)	(9,853,000)
Cash dividends	(6,684)	(6,684)
Other, net	3,922	2,679

Net cash used for financing activities	(195,877)	(1,463,495)

Net increase in cash and cash equivalents	3,392	24,442
Cash and cash equivalents at beginning of period	89,740	124,866

Cash and cash equivalents at end of period	$93,132	$149,308

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$210,887	$291,738
Income taxes	3,636	178,968
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	2,923	19,042
Loans transferred from held for investment to held for sale	1,723	2,151
Real estate acquired in settlement of loans	257,406	30,178
Loans to facilitate the sale of real estate acquired in settlement of loans	2,876	285

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of June 30, 2008, December 31, 2007 and June 30, 2007, the results of operations and comprehensive income (loss) for the three months and six months ended June 30, 2008 and 2007, and changes in cash flows for the six months ended June 30, 2008 and 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, comprehensive income (loss) and cash flows. The information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations presumes that the interim consolidated financial statements will be read in conjunction with Downey’s Annual Report on Form 10-K for the year ended December 31, 2007, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

NOTE (2) – Mortgage Servicing Rights (“MSRs”)

          Effective January 1, 2008, Downey adopted the fair value provision of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 140 (“SFAS 156”) and remeasured its mortgage servicing rights ("MSRs") at fair value. Downey recorded a pretax adjustment to increase MSRs by $1.5 million and a corresponding cumulative effect adjustment of $0.9 million, after tax, to increase the 2008 beginning balance of retained earnings in stockholders’ equity. The following table shows the adjustment recorded to the opening balance of MSRs, income taxes, and retained earnings for the remeasurement of Downey’s MSRs at fair value.

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

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007

Balance at beginning of period	$19,425	$21,973	$22,114	$21,707	$20,871
Remeasurement of mortgage servicing rights
to fair value (a)	-	(918)	-	-	-

Adjusted balance at beginning of period	19,425	21,055	22,114	21,707	20,871
Additions (b)	1,557	1,122	945	1,394	1,926
Amortization	-	-	(1,085)	(950)	(967)
Sales	-	(262)	-	-	-
Impairment write-down	-	-	(1)	(37)	(123)
Changes in fair value due to:
Changes in valuation model inputs or
assumptions (c)	3,325	(1,751)	-	-	-
Other changes (d)	(749)	(739)	-	-	-

Balance at end of period	23,558	19,425	21,973	22,114	21,707

Allowance balance at beginning of period	-	2,461	265	88	182
Remeasurement of mortgage servicing rights
to fair value (a)	-	(2,461)	-	-	-

Adjusted balance at beginning of period	-	-	265	88	182
Provision for impairment	-	-	2,197	214	29
Impairment write-down	-	-	(1)	(37)	(123)

Allowance balance at end of period	-	-	2,461	265	88

Total mortgage servicing rights, net	$23,558	$19,425	$19,512	$21,849	$21,619

As a percentage of associated mortgage loans	0.95%	0.80%	0.80%	0.90%	0.91%
Fair value (e)	$23,558	$19,425	$20,991	$23,935	$25,080
Weighted average expected life (in months)	69	50	53	69	65
Custodial account earnings rate	3.75%	3.72%	4.53%	4.57%	5.35%
Weighted average discount rate	11.78	11.47	11.45	11.63	10.13

At period end
Mortgage loans serviced for others:
Total	$5,435,529	$5,431,475	$5,525,357	$5,622,331	$6,002,907
With capitalized mortgage servicing rights:(e)
Amount	2,471,000	2,428,098	2,436,278	2,419,432	2,383,290
Weighted average interest rate	5.87%	5.88%	5.88%	5.83%	5.79%
Total loans sub-serviced without mortgage
servicing rights: (f)
Term – less than six months	$103,972	$69,810	$81,123	$76,870	$398,530
Term – indefinite	2,857,191	2,933,567	2,995,119	3,112,895	3,207,087

Custodial account balances	$67,710	$71,479	$81,778	$84,819	$156,433

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
(f) Servicing is performed for a fixed fee per loan each month.
Page 7	Navigation Links

          The following table summarizes the activity in MSRs and its related allowance for the year-to-date periods indicated.

	Six Months Ended June 30,

(Dollars in Thousands)	2008	2007

Gross balance at beginning of period	$21,973	$21,435
Remeasurement of mortgage servicing rights to fair value (a)	(918)	-

Adjusted balance at beginning of period	21,055	21,435
Additions (b)	2,679	3,267
Amortization	-	(1,991)
Sales	(262)	(868)
Impairment write-down	-	(136)
Changes in fair value due to:
Changes in valuation model inputs or assumptions (c)	1,574	-
Other changes (d)	(1,488)	-

Balance at end of period	23,558	21,707

Allowance balance at beginning of period	2,461	239
Remeasurement of mortgage servicing rights to fair value (a)	(2,461)	-

Adjusted balance at beginning of period	-	239
Reduction of impairment	-	(15)
Impairment write-down	-	(136)

Allowance balance at end of period	-	88

Total mortgage servicing rights, net	$23,558	$21,619

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

           Downey’s loan servicing portfolio normally increases in value as interest rates rise and loan prepayments decrease and declines in value as interest rates fall and loan prepayments increase. The change in fair value for MSRs reflects changes in assumptions and changes due to the realization of expected cash flows over time. Key assumptions used to determine the fair value of MSRs, which vary due to changes in market interest rates, include: expected prepayment speeds, which impact the average life of the portfolio; the earnings rate on custodial accounts, which impacts the value of custodial accounts; expected delinquencies and losses, which impact the servicing income (loss); and the discount rate used in valuing future cash flows. Once a quarter, Downey conducts model validation procedures by obtaining three independent broker results for the fair value of MSRs and compares them to the results of its MSR model.

          Prior to 2008, under the amortization method of recording MSRs, impairment was measured on a disaggregated basis based upon the predominant risk characteristics of the underlying mortgage loans, which include loans by loan term and coupon rate (stratified in 50 basis point increments). Impairment losses were recognized through a valuation allowance for each impaired stratum. Certain strata may have impairment, while other strata may not. Therefore, changes in overall fair value may not equal provisions for or reductions of the valuation allowance.

Page 8	Navigation Links

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$2,535	$1,377	$(635)	$2,610
Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(7,371)	(1,491)	621	(8,388)

(a) The weighted-average expected life of the MSRs portfolio becomes 83 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 36 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Net cash servicing fees	$1,750	$1,765	$2,166	$1,657	$1,598
Payoff and curtailment interest cost (a)	(350)	(471)	(544)	(787)	(1,391)
Change in fair value of mortgage servicing
rights due to:(b)
Changes in valuation model inputs or
assumptions (c)	3,325	(1,751)	-	-	-
Other changes (d)	(749)	(739)	-	-	-
Amortization of mortgage servicing rights	-	-	(1,085)	(950)	(967)
Provision for impairment of mortgage
servicing rights	-	-	(2,197)	(214)	(29)

Total loan servicing income (loss), net	$3,976	$(1,196)	$(1,660)	$(294)	$(789)

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
(c) Reflects changes in assumptions for such items as discount rates and prepayment speeds.
(d) Represents changes due to realization of expected cash flows over time.
Page 9	Navigation Links

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Net cash servicing fees	$3,515	$3,205
Payoff and curtailment interest cost (a)	(821)	(2,454)
Change in fair value of mortgage servicing rights due to:(b)
Changes in valuation model inputs or assumptions (c)	1,574	-
Other changes (d)	(1,488)	-
Amortization of mortgage servicing rights	-	(1,991)
Reduction of impairment of mortgage servicing rights	-	15

Total loan servicing income (loss), net	$2,780	$(1,225)

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

NOTE (3) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Effective January 1, 2008, Downey adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, that specifically states the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Associated fair value adjustments to the notional amount of interest rate lock commitments and, beginning in 2008, the associated MSRs are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. Fair values for the associated MSRs are determined by computing the present value of the expected net servicing income from the portfolio by strata, determined by key characteristics of the underlying loans, primarily coupon interest rate and whether the loans have a fixed or variable rate. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative and, beginning in 2008, the associated MSRs from the date of rate lock to the date of funding. At June 30, 2008, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $54 million, with a change in fair value resulting in a recorded gain of $0.7 million.

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

Page 10	Navigation Links

the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At June 30, 2008, the notional amount of loan forward sale contracts amounted to $130 million, with a change in fair value resulting in a gain of $0.8 million, of which $72 million were designated as cash flow hedges. The notional amount of loan forward purchase contracts at June 30, 2008 amounted to $4 million, with less than $0.1 million change in fair value.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

          In connection with its interest rate risk management, Downey from time to time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank of San Francisco (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which it pays variable interest based on the 3-month London Inter-Bank Offered Rate (“LIBOR”) while receiving fixed interest. The swaps were designated as a hedge against changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At June 30, 2008, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value gain of $0.4 million recorded on the balance sheet in other assets and as an increase to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at June 30, 2008.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	2.68%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	2.68	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	2.68	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	2.68	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 11	Navigation Links

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

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Net gains (losses) on non-qualifying hedge transactions	$2,099	$(69)	$(460)	$(553)	$866
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	2,099	(69)	(460)	(553)	866
Other comprehensive income (loss)	593	(606)	(101)	(189)	(86)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$54,095	$78,131	$53,250	$92,742	$122,668
Associated loan forward sale contracts	57,837	94,676	57,924	94,567	126,675
Associated loan forward purchase contracts	4,000	13,000	-	10,000	-
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	85,558	109,253	103,384	90,228	187,752
Associated loan forward sale contracts	72,163	96,868	93,576	77,433	175,825
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amount represents the notional amount of the commitments or contracts reduced by an anticipated fallout factor for those commitments not expected to fund. The notional amount for interest rate lock commitments before the reduction of expected fallout was $78 million.

          The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Net gains on non-qualifying hedge transactions	$2,030	$1,117
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	2,030	1,117
Other comprehensive loss	(13)	(146)

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

Page 12	Navigation Links

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Commitments to originate adjustable rate loans
held for investment	$362,317	$524,978	$196,471	$211,277	$138,510
Undisbursed loan funds and unused lines of credit	277,757	265,493	306,532	310,677	316,931

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at June 30, 2008, December 31, 2007 and June 30, 2007.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the note, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first six months of 2008, Downey recorded repurchase or indemnification losses related to defects in the origination process of $0.2 million and repurchased $2 million of loans and $1 million of real estate acquired in settlement of loans.

          The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period of typically 90 days, but never more than 120 days, from the sale’s settlement date. Downey reserved less than $1 million at June 30, 2008, December 31, 2007 and June 30, 2007 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of June 30, 2008, Downey’s maximum sales price premium refund would be $1.4 million.

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

Page 13	Navigation Links

          At June 30, 2008, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,280,647	$213,906	$90,243	$-	$7,584,796
Securities sold under agreements to repurchase	97,838	-	-	-	97,838
FHLB advances	1,200,034	200,000	125,000	-	1,525,034
Senior notes	-	-	-	198,543	198,543
Operating leases	5,531	7,778	2,702	437	16,448

Total other contractual obligations	$8,584,050	$421,684	$217,945	$198,980	$9,422,659

Litigation

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles County Superior Court, Case No. BC323796, entitled Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association. The first amended complaint seeks unspecified damages for alleged unpaid regular and overtime wages, inadequate meal breaks, failure to pay split-shift and reporting time wages, and related claims. The plaintiffs are seeking class action status to represent all other current and former Downey Savings and Loan Association, F.A. (“Bank”) employees who held the position of Customer Service Supervisor and/or Customer Service Representative at the Bank’s in-store branches at any time from October 29, 2000 to date. The Bank has opposed the claim and asserted all appropriate defenses, and has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          Two purported shareholder class actions, one brought on behalf of Waterford Township General Employees Retirement System, Case No. CV-08-03261, and the other brought on behalf of Stephen J. Mihalacki, Case No. SACV08-00609, were filed on May 16, 2008 and June 2, 2008, respectively, in the United States District Court for the Central District of California against Downey Financial Corp. (“Holding Company”) and certain of its current and former officers and certain former directors. The complaints, filed on behalf of all persons who purchased Holding Company common stock during October 16, 2006 to March 14, 2008, seek unspecified damages for alleged violation of federal securities laws, claiming that the defendants made misleading statements and omissions regarding Downey’s business and financial results, thereby artificially inflating the common stock price. Specifically, the plaintiffs contend that the defendants concealed that (a) the Bank’s portfolio of option ARMs contained millions of dollars worth of impaired and risky securities; (b) the Bank had been aggressive in acquiring loans from mortgage brokers that were highly risky; (c) the Bank had failed to properly account for highly leveraged loans; (d) the Bank had inadequate underwriting practices, which led to large numbers of loan defaults; and (e) the Bank had not adequately reserved for option ARM loans. A motion to consolidate the two actions is pending, after which it is expected that the plaintiffs will file a consolidated complaint.

          Related to the shareholder class actions, two purported shareholder derivative lawsuits, one entitled Michael L. McDougall v. Daniel D. Rosenthal, et al., Case No. 30-2008-00180029, and the other entitled Joyce Mendlin v. Maurice L. McAlister, et al., Case No. 30-2008-00087854, were filed on June 10, 2008 and July 28, 2008, respectively, in Orange County Superior Court, in California. The plaintiffs, who purport to bring the lawsuits on behalf of the Holding Company against certain of its current and former officers, its current directors and certain former directors, allege that commencing in October 2006, the defendants caused or allowed Downey to issue a series of press releases and other statements that significantly overstated Downey’s business prospects and financial results; that the statements failed to disclose that Downey was more exposed to the subprime market crisis than it had disclosed; that Downey’s portfolio of subprime and option ARM mortgage-related assets was overvalued; and that as a result, Downey’s reported earnings and business prospects were inaccurate. The plaintiffs allege that the defendants’ action constitutes breaches of fiduciary duty, waste of corporate assets and unjust enrichment, and seek, among other relief, unspecified damages to be paid to the Holding Company, corporate governance reforms, and equitable and injunctive relief, including restitution and the creation of a constructive trust.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

Page 14	Navigation Links

NOTE (4) – Income Taxes

          FASB Interpretation 48: Accounting for Uncertainty in Income Taxes requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there are no unrecognized tax benefits to be reported in Downey’s financial statements, and none are anticipated during the next 12 months.

          During the quarter, the Internal Revenue Service (“IRS”) completed its examination of Downey’s tax returns for 2003, 2004 and 2005. Tax years subsequent to 2005 remain subject to federal examination, while state tax returns for years subsequent to 2002 are subject to examination by taxing authorities. During 2007, Downey determined that its treatment of certain loan origination costs for the years under examination was improper and filed amended tax returns for those years and paid tax and interest to federal and state taxing authorities in the amount of $144.7 million to resolve this issue. When applicable, Downey classifies interest (net of tax) and penalties on the underpayment of taxes as income tax expense.

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

          Downey has recorded a valuation allowance of $182.8 million against its deferred tax asset of $239.9 million as of June 30, 2008, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized.

          Downey’s deferred tax asset resulted from a significant increase in its loan loss allowance. To the extent the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Given Downey’s recent operating losses, the valuation allowance recorded at June 30, 2008 reduces the deferred tax asset to the amount management deems more likely than not to be realized only through the carry back of tax losses to prior years’ federal tax returns.

          Since generally accepted accounting principles require Downey to spread its expected annual tax benefit across the entire year through an effective tax rate, we expect to continue realizing a tax benefit in future periods, but, as explained above, at much smaller levels than in prior periods.

NOTE (5) – Employee Stock Option Plans

          During 1994, the Bank adopted and Downey’s stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, the Holding Company and the Bank executed an amendment to the LTIP by which the Holding Company adopted and ratified the LTIP such that shares of the Holding Company shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At June 30, 2008, options for 52,914 shares were outstanding, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted and expire at December 31, 2008. At June 30, 2008, 381,239 shares of treasury stock existed that may be used to satisfy the exercise of the options or for payment of other awards. No other stock based plan exists.

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

Page 15	Navigation Links

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,

	2008			2007

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Loss	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings (loss) per share	$(218,919)	27,853,783	$(7.86)	$32,744	27,853,783	$1.17
Effect of dilutive stock options (a)	-	-	-	-	30,279	-

Diluted earnings (loss) per share	$(218,919)	27,853,783	$(7.86)	$32,744	27,884,062	$1.17

(a) For the three months ended June 30, 2008, there was no dilutive effect from our 52,914 outstanding stock options.

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the year-to-date periods indicated.

	Six Months Ended June 30,

	2008			2007

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings (loss) per share	$(466,616)	27,853,783	$(16.75)	$75,607	27,853,783	$2.71
Effect of dilutive stock options (a)	-	-	-	-	30,263	-

Diluted earnings (loss) per share	$(466,616)	27,853,783	$(16.75)	$75,607	27,884,046	$2.71

(a) For the six months ended June 30, 2008, there was no dilutive effect from our 52,914 outstanding stock options.

NOTE (7) – Fair Value of Financial Instruments

          Fair value measurements for Downey’s financial instruments are determined at a specific point in time based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, we have established a fair value hierarchy as required by the FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of Downey (observable inputs) and (2) Downey’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs allows for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Because no active market exists for a portion of Downey’s financial instruments, fair value estimates are subjective in nature. Additionally, the fair value estimates do not necessarily reflect the price Downey might receive if it were to sell at one time its entire holding of a particular financial instrument.

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

Page 16	Navigation Links

          Downey’s valuation techniques used to measure fair value are as follows:

  Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
  Level 2 – Valuation is based upon a quoted process for similar instruments or assets in active markets, quoted prices for identical or similar instruments or assets in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
  Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of pricing models, discounted cash flow models and similar techniques.

          The following table presents for each of these hierarchy levels, Downey’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated.

				June 30,
(In Thousands)	Level 1	Level 2	Level 3	2008

U.S. Treasury, government sponsored entities and other
investment securities, available for sale	$998,396	$-	$61	$998,457
Mortgage-backed securities available for sale	-	-	106	106
Mortgage servicing rights	-	-	23,558	23,558
Net derivative assets (liabilities)	-	1,200	654	1,854

Total	$998,396	$1,200	$24,379	$1,023,975

          The following table summarizes the activity in the Level 3 fair value category for the year-to-date period indicated.

			Net Unrealized
			Gains/(Losses)	Net
	At	Gains/(Losses)	In Other	Purchases	Transfers	At	Net
	December 31,	In Net	Comprehensive	Sales and	In/out of	June 30,	Unrealized
(In Thousands)	2007	Income (a)	Income	Settlements	Level 3	2008	Gains/(Losses)

U.S. Treasury, government sponsored
entities and other investment
securities, available for sale	$61	$-	$-	$-	$-	$61	$-
Mortgage-backed securities
available for sale	111	-	-	(5)	-	106	-
Mortgage servicing rights	19,512	5,796	-	(1,750)	-	23,558	1,574
Net derivative assets (liabilities)	198	456	-	-	-	654	654

Total	$19,882	$6,252	$-	$(1,755)	$-	$24,379	$2,228

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

						Gains/(Losses)
						for the Six
						Months Ended
					At	June 30,
(In Thousands)	Level 1	Level 2		Level 3	June 30,	2008

Loans held for investment	$-	$		$10,789	$10,789	$(388)
Real estate acquired in settlement of loans (a)	-		-	261,536	261,536	(35,569)
Investment in real estate and joint ventures	-			27,024	27,024	(655)

Total	$-		$-	$299,349	$299,349	$(36,612)

(a) Amount at June 30, 2008 is net of an $18 million valuation allowance related to Downey’s single family residential properties which reflects recent loss experience from sales compared to their fair value prior to sale.
Page 17	Navigation Links

NOTE (8) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended June 30, 2008
Net interest income	$82,866	$65	$-	$82,931
Provision for credit losses	258,874	-	-	258,874
Other income (loss)	17,224	(5,159)	-	12,065
Operating expense	88,207	319	-	88,526
Net intercompany income (expense)	22	(22)	-	-

Loss before income tax benefits	(246,969)	(5,435)	-	(252,404)
Income tax benefits	(31,262)	(2,223)	-	(33,485)

Net loss	$(215,707)	$(3,212)	$-	$(218,919)

At June 30, 2008
Assets:
Loans and mortgage-backed securities, net	$10,716,676	$-	$-	$10,716,676
Investments in real estate and joint ventures	-	63,182	-	63,182
Other	1,902,632	8,224	(58,395)	1,852,461

Total assets	12,619,308	71,406	(58,395)	12,632,319

Equity	$858,937	$58,395	$(58,395)	$858,937

Three months ended June 30, 2007
Net interest income	$111,097	$362	$-	$111,459
Provision of credit losses	9,505	-	-	9,505
Other income	17,368	157	-	17,525
Operating expense	62,060	300	-	62,360
Net intercompany income (expense)	19	(19)	-	-

Income before income taxes	56,919	200	-	57,119
Income taxes	24,305	70	-	24,375

Net income	$32,614	$130	$-	$32,744

At June 30, 2007
Assets:
Loans and mortgage-backed securities, net	$12,392,066	$-	$-	$12,392,066
Investments in real estate and joint ventures	-	64,997	-	64,997
Other	2,496,685	27,341	(78,119)	2,445,907

Total assets	14,888,751	92,338	(78,119)	14,902,970

Equity	$1,464,473	$78,119	$(78,119)	$1,464,473

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Six months ended June 30, 2008
Net interest income	$166,467	$189	$-	$166,656
Provision for loan losses	495,744	-	-	495,744
Other income (loss)	26,663	(5,660)	-	21,003
Operating expense	176,879	638	-	177,517
Net intercompany income (expense)	68	(68)	-	-

Loss before income tax benefits	(479,425)	(6,177)	-	(485,602)
Income tax benefits	(16,460)	(2,526)	-	(18,986)

Net loss	$(462,965)	$(3,651)	$-	$(466,616)

Six months ended June 30, 2007
Net interest income	$235,849	$724	$-	$236,573
Provision for loan losses	10,122	-	-	10,122
Other income	34,300	913	-	35,213
Operating expense	127,335	668	-	128,003
Net intercompany income (expense)	31	(31)	-	-

Income before income taxes	132,723	938	-	133,661
Income taxes	57,686	368	-	58,054

Net income	$75,037	$570	$-	$75,607

Page 18	Navigation Links

NOTE (9) – Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 161

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Downey is currently evaluating the impact, if any, that this statement will have on its disclosures related to hedging activities.

Statement of Financial Accounting Standards No. 162

          In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). This standard is intended to improve financial reporting by identifying the sources of accounting principles and a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 will be effective 60 days after the U.S. Securities and Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 is not expected to have a material impact on Downey.

NOTE (10) – Subsequent Events

          On July 25, 2008, following Downey’s second quarter earnings release on July 24, 2008, Moody’s Investors Service downgraded the Holding Company’s senior unsecured debt rating to “B1” from “Ba1.” In addition, the Bank’s financial strength was downgraded to “D” from the previous rating of a “D+,” long-term deposit rating to “Ba2” from “Baa3” and short-term deposits to “Not Prime” from “Prime-3,” with the ratings of both the Holding Company and the Bank under review for downgrade. On July 26, 2008, Standard & Poor’s Ratings Services lowered its senior unsecured and counterparty credit rating on the Holding Company to “BB+/B” from “BBB-/A-3.” In addition, the Bank’s counterparty and deposit ratings were lowered to “BBB-/A-3” from “BBB/A-2,” with the ratings of both the Holding Company and the Bank on negative watch. These lower ratings, and any further ratings downgrades, could make it more difficult for the Holding Company and the Bank to access the capital markets going forward, as the cost to borrow or raise capital would most likely become more expensive. The cost of the Bank’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by the Bank’s credit ratings.

          In addition, the Holding Company may not issue new debt or renew existing debt without prior non-objection of the OTS.

          In addition to its deposits, Downey’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the FHLB. At June 30, 2008, the Bank’s FHLB borrowings totaled $1.5 billion, representing 12.1% of total assets. As of August 8, 2008, the Bank’s FHLB borrowings totaled $2.8 billion. Approximately half of the Bank’s increase in FHLB borrowings subsequent to June 30, 2008 is being held in cash equivalents and short-term investment securities to meet our liquidity needs. The Bank currently is approved by the FHLB to borrow up to a maximum of $3.0 billion to the extent it provides qualifying collateral, providing the Bank with an additional $0.2 billion of borrowing capacity from the FHLB as of August 8. The amount the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. The Bank also is approved to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco subject to the amount of qualifying collateral it pledges. The Bank views the Federal Reserve Bank as a back-up source of liquidity. As of August 8, 2008, the Bank had no outstanding borrowings from the Federal Reserve Bank of San Francisco and the Bank’s available qualifying collateral would have permitted it to borrow up to an additional $1.5 billion. Neither the FHLB nor the Federal Reserve Bank of San Francisco is obligated to lend to us under these loan facilities. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize additional borrowing capacity from its FHLB and Federal Reserve Bank borrowing arrangements.

Page 19	Navigation Links

          After the end of the second quarter, the Bank experienced elevated levels of deposit withdrawals. More recently, in response to steps taken by management to address the situation, the Bank has experienced net deposit inflows. If the Bank’s deposit levels continue to stabilize with withdrawals at historical levels, Downey believes its current sources of funds, including deposits; advances from the FHLB and other borrowings; proceeds from the sale of loans and real estate; payments of loans and payments for and sales of loan servicing; and income from other investments would enable Downey to meet its obligations while maintaining liquidity at appropriate levels. However, if elevated levels of net deposit outflows resume, the Bank’s usual sources of liquidity could become depleted, and the Bank would be required to raise additional capital or enter into new financing arrangements to satisfy its liquidity needs. In the current economic environment, there are no assurances that we would be able to raise additional capital or enter into additional financing arrangements.

          Management believes that the Holding Company, on a stand-alone basis, currently has adequate liquid assets to meet its current obligations, which are primarily interest payments on $199 million of senior notes. Limitations imposed by the Office of Thrift Supervision (“OTS”) discussed below currently prohibit the Bank from providing a dividend to the Holding Company without prior OTS approval, and the Holding Company from paying dividends (other than the quarterly dividend payable in August 2008), and incurring and renewing debt, without prior non-objection of the OTS. At June 30, 2008, the Holding Company’s liquid assets, including amounts deposited with the Bank, totaled $53 million, down from $102 million at the end of 2007 due primarily to a $50 million capital contribution to the Bank.

          Downey’s stockholders’ equity totaled $0.9 billion at June 30, 2008, down from $1.3 billion at December 31, 2007 and $1.5 billion at June 30, 2007. The Board reduced the quarterly per share dividend payment from $0.12 to $0.01 for the dividend payable in August 2008, after which no future dividends will be paid without prior non-objection of the OTS.

          In light of the current operating environment and Downey’s recent quarterly losses, the Holding Company and the Bank have been working closely with the Bank’s federal banking regulators. In that regard, the OTS, the Bank’s principal regulator, has also imposed the following limitations on the Holding Company and the Bank: the Bank may not pay dividends to the Holding Company without prior OTS approval, and the Holding Company may not pay dividends without prior non-objection of the OTS; the Bank may not increase its assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities without prior OTS approval; the Holding Company may not issue or renew debt without the prior non-objection of the OTS; the Holding Company and the Bank must provide prior notice to the OTS regarding any additions or changes to directors or senior executive officers (or changes in the responsibilities of senior executive officers); the Holding Company and the Bank may not pay certain kinds of severance and other forms of compensation without regulatory approval; the Bank may not enter into, renew, extend or revise any contract related to compensation or benefits with any director or senior executive officer without prior regulatory approval; the Bank must provide prior notice to the OTS (and not receive any objection) before engaging in transactions with any affiliate or subsidiary. In addition, Downey is subject to higher regulatory assessments and FDIC deposit insurance premiums than those prevailing in prior periods.

          In response to the challenges facing Downey in the current operating environment, Downey has formed a special Board committee to explore a range of strategic alternatives, including the raising of additional capital to levels deemed by the Board to be appropriate under the circumstances.

Page 20	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results or outcomes may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, new, changed or increased regulatory restrictions, pending or threatened litigation, a decrease in our customers, including a decrease in our deposit base, the possible loss of key personnel, the inability to successfully implement strategic initiatives, changes in deposit flows and loan demand, limitations on our ability to borrow to fund our assets and operations, risk of credit losses, risk associated with residential mortgage lending, risk associated with a slowdown in the housing market or high interest rates, fluctuations in interest rates, credit quality, the outcome of ongoing audits by regulatory and taxing authorities and government regulation and factors, identified under part II – Other Information Item 1A. Risk Factors on page 67. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law. We are not able to make any assurances, including but not limited to any assurances that the increased rate of sale of foreclosed homes will continue in future periods, the percentage of unsold homes in escrow or under negotiation will be representative of the number or percentage of homes sold in future periods, the improved quality of our loan portfolio will continue in future periods, we will have adequate liquidity in future periods, or our capital levels will exceed “well-capitalized” levels in future periods.

OVERVIEW

          A net loss was recorded for the second quarter of 2008 of $218.9 million or $7.86 per share on a diluted basis, compared with net income of $32.7 million or $1.17 per share in the second quarter of 2007.

          The $309.5 million unfavorable change in pre-tax income/(loss) between second quarters was due primarily to:

  A $249.4 million increase in the provision for credit losses;
  A $28.5 million or 25.6% decline in net interest income due to a lower level of interest-earning assets and a lower effective interest rate spread;
  A $26.2 million increase in operating expense primarily due to higher costs related to the operation of real estate acquired in settlement of loans; and
  A $5.2 million unfavorable change in income from real estate and joint ventures held for investment, as an increase in gains from sales was more than offset by provisions for loss to reflect declines in the value of single family home lots in which the company is a joint venture partner.

          For the first six months of 2008, the net loss totaled $466.6 million or $16.75 per share on a diluted basis, compared with net income of $75.6 million or $2.71 per share for the first six months of 2007. The decline primarily reflected an increase in our provision for credit losses, lower net interest income and higher operating expenses.

          For the second quarter, our return on average assets was a negative 6.76%, and our return on average equity was a negative 85.33%. These compare to year-ago positive returns of 0.87% on average assets and 9.01% on average equity. For the six months ended June 30, 2008, our return on average assets was a negative 7.08%, and our return on average equity was a negative 80.67%. These compare to year-ago positive returns of 0.98% on average assets and 10.54% on average equity.

          At June 30, 2008, assets totaled $12.632 billion, down $2.271 billion or 15.2% from a year ago. During the current quarter, assets declined $499 million due primarily to a decline of $605 million in investment securities. That decline was partially offset by a $72 million increase in real estate acquired in settlement of loans, net, and a $64 million increase in income tax receivable. Although gross loans held for investment increased by $231 million, this growth was substantially offset by a $186 million increase in the allowance for loan losses. Included within loans held for investment at quarter end were $6.242 billion of single family adjustable rate mortgages subject to negative amortization, down $721 million from March 31, 2008. These loans comprised 57% of the single family residential loan portfolio held for investment at quarter end, compared with 76% a year ago. The amount of negative amortization included in loan balances declined $31 million during

Page 21	Navigation Links

the current quarter to $344 million or 5.5% of loans subject to negative amortization. During the current quarter, approximately 15% of loan interest income represented negative amortization, down from 20% in the first quarter 2008 and 29% in the year-ago second quarter.

          Loan originations (including purchases) totaled $1.027 billion in the current quarter, down $182 million or 15.0% from $1.209 billion a year ago, but up from $676 million in the first quarter of 2008. Loans originated for sale declined $283 million or 57.2% to $212 million, while single family residential loans originated for portfolio increased $52 million or 7.4% to $751 million from a year ago. In addition to single family residential loans, $65 million of other loans were originated in the current quarter, up from $15 million a year ago. For the first six months of 2008, loan originations totaled $1.703 billion, down $767 million or 31.0% from the same period a year-ago.

          Not included in the above originations are loans for which we modified the terms of a borrower’s loan. During the current quarter, we modified $320 million of loans associated with our portfolio retention program, wherein the borrower was current with their loan payments and the new interest rate was no less than that afforded new borrowers, and $79 million of loans at below market interest rates in loan workout situations. Most of the modifications were adjustable rate loans which permitted negative amortization that were modified into five-year interest-only adjustable rate loans with interest rates that adjust semi-annually but do not permit negative amortization.

          Deposits totaled $9.881 billion at quarter end, down $1.366 billion or 12.1% from a year ago. Although deposits declined from a year ago, the number of checking accounts was up modestly over a year ago. At quarter end, the number of branches totaled 174 (169 in California and five in Arizona). At quarter end, the average deposit size of our 84 traditional branches was $94 million, while the average deposit size of our 90 in-store branches was $22 million. During the current quarter, borrowings increased by $85 million and represented 14% of total assets at quarter end.

          Non-performing assets increased during the quarter by $395 million to $1.958 billion and represented 15.50% of total assets, compared with 7.77% at year-end 2007 and 1.53% a year ago. Virtually all of the increase in the current quarter was related to our single family residential lending activity. Included in non-performing assets are loans modified pursuant to our borrower retention program. This program was initiated at the beginning of the third quarter of 2007 to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loans that permitted negative amortization to a less costly financing alternative. To the extent borrowers whose loans were modified as part of this program are current with their loan payments and included in non-performing assets, it is relevant to distinguish those from total non-performing assets because, unlike other loans classified as non-performing assets, these loans are paying interest at interest rates no less than those afforded new borrowers. At June 30, 2008, 82% of such borrowers had made all loan payments due. Accordingly, the 15.50% ratio of non-performing assets to total assets includes 4.34% related to performing troubled debt restructurings resulting in an adjusted ratio of 11.16%.

          At June 30, 2008, Downey Savings and Loan Association, F.A. (the “Bank”), our primary subsidiary, had capital-to-asset ratios of 7.57% for both tangible and core capital, and 14.31% for total risk-based capital. As previously reported, the Bank’s regulatory capital position was enhanced by $62 million during the second quarter from a contribution of $50 million of equity from the Holding Company and a $12 million dividend paid by DSL Service Company, the Bank’s wholly-owned real estate subsidiary. This was more than offset by the net loss recorded in the current quarter.

          In light of the current operating environment and Downey’s recent quarterly losses, the Holding Company and the Bank have been working closely with the Bank’s federal banking regulators. In that regard, the OTS, the Bank’s principal regulator, has also imposed the following limitations on the Bank: the Bank may not pay dividends to the Holding Company without prior OTS approval; the Bank may not increase its assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities without prior OTS approval; the Bank must provide prior notice to the OTS regarding any additions or changes to directors or senior executive officers (or changes in the responsibilities of senior executive officers); the Bank may not pay certain kinds of severance and other forms of compensation without regulatory approval; the Bank may not enter into, renew, extend or revise any contract related to compensation or benefits with any director or senior executive officer without prior regulatory approval; and the Bank must provide prior notice to the OTS (and not receive any objection) before engaging in transactions with any affiliate or subsidiary. In addition, the Bank is subject to higher regulatory assessments and FDIC deposit insurance premiums than those prevailing in prior periods.

          In response to the challenges facing Downey in the current operating environment, Downey has formed a special Board committee to explore a range of strategic alternatives, including the raising of additional capital to levels deemed by the Board to be appropriate under the circumstances.

Page 22	Navigation Links

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

          In addition to those critical accounting policies addressed in Downey’s Annual Report on Form 10-K for the year ended December 31, 2007, we have added:

  the calculation of our income tax provision and related tax accruals as they could have a material impact on the future value of assets and liabilities and our results of operations. Accrued income taxes represent the estimated amounts due or to be received from the various taxing jurisdictions where we have established a business presence. The balance also includes, when appropriate, a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficient based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. The provision for income taxes is based on amounts reported in the consolidated statements of income which are adjusted to reflect the permanent and temporary differences in the tax and financial accounting for certain assets and liabilities. Deferred income taxes represent the tax effect of the basis differences in tax and financial reporting arising from temporary differences in accounting treatment. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including our current and future tax outlook. To the extent a deferred tax asset is not considered "more likely than not" to be realized, a valuation allowance is established. At June 30, 2008, we recorded a valuation allowance of $182.8 million against our deferred tax assets of $239.9 million.
  the valuation of real estate acquired in settlement of loans. Real estate acquired through foreclosure is recorded at fair value less cost to sell on the date of foreclosure and any subsequent fair value changes are recorded in net operations, with a corresponding charge to the asset value. Fair value is measured based on the lower of the sales price, an appraisal or the list price and an additional loss allowance may be established based on current market trends. List prices are determined based on Management’s estimate of value and take into consideration sources of value such as a broker’s price opinion, internal appraisal review and market trends. At June 30, 2008, it was deemed necessary to increase our allowance for losses to $18 million against our single family residential real estate acquired in settlement of loans due to recent loss experience from sales compared to their fair values prior to sale. For further information, see Note 7 on page 16 of Notes to the Consolidated Financial Statements and Problem Loans and Real Estate on page 52.

          Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

Page 23	Navigation Links

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

          Our net interest income totaled $82.9 million in the second quarter of 2008, down $28.5 million or 25.6% from a year ago, reflecting a $2.367 billion or 16.3% decline in average interest-earning assets to $12.168 billion and a decline in the effective interest rate spread. The average effective interest rate spread was 2.73% in the current quarter, down 0.34% from a year ago but up 0.10% from the first quarter of 2008. The decline in the current quarter effective interest spread from a year ago primarily reflected the negative impact of a higher proportion of non-performing assets. Although non-performing assets increased in the current quarter from the first quarter of 2008, the earning asset yield did not decline as rapidly as the cost of funds resulting in an increase in the effective interest rate spread.

          For the first six months of 2008, net interest income totaled $166.7 million, down $69.9 million or 29.6% from the year-ago period. The decline was due to lower interest-earning assets and a lower effective interest rate spread in the current period. The following table presents for the periods indicated the total dollar amount of:

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
Page 24	Navigation Links

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

	Three Months Ended June 30,

	2008			2007

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$1,199	0.05%		$17,591	0.55%
Write-off of deferred costs and
premiums from loan payoffs		(4,847)	(0.18)		(24,325)	(0.76)
All other		164,805	6.10		237,117	7.39

Total loans	$10,804,289	161,157	5.97	$12,835,907	230,383	7.18
Mortgage-backed securities	108	3	5.78	116	3	5.92
Investment securities (a)	1,363,159	16,890	4.98	1,698,378	21,838	5.16

Total interest-earnings assets	12,167,556	$178,050	5.85%	14,534,401	$252,224	6.94%
Non-interest-earning assets	779,766			480,034

Total assets	$12,947,322			$15,014,435

Transaction accounts:
Non-interest-bearing checking (b)	$695,040	$-	-%	$800,910	$-	-%
Interest-bearing checking (b)	450,563	501	0.45	486,909	382	0.31
Money market	136,739	353	1.04	145,230	376	1.04
Regular passbook	1,021,936	2,346	0.92	1,190,524	2,814	0.95

Total transaction accounts	2,304,278	3,200	0.56	2,623,573	3,572	0.55
Certificates of deposit	7,747,572	75,693	3.93	8,768,716	108,316	4.95

Total deposits	10,051,850	78,893	3.16	11,392,289	111,888	3.94
FHLB advances and other borrowings (c)	1,547,973	12,922	3.36	1,734,014	25,576	5.92
Senior notes	198,518	3,304	6.66	198,333	3,301	6.66

Total deposits and borrowings	11,798,341	95,119	3.24	13,324,636	140,765	4.24
Other liabilities	122,723			235,991
Stockholders’ equity	1,026,258			1,453,808

Total liabilities and stockholders’ equity	$12,947,322			$15,014,435

Net interest income/interest rate spread		$82,931	2.61%		$111,459	2.70%
Excess of interest-earning assets over
deposits and borrowings	$369,215			$1,209,765
Effective interest rate spread			2.73			3.07

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
Page 25	Navigation Links

	Six Months Ended June 30,

	2008			2007

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$3,169	0.06%		$39,395	0.59%
Write-off of deferred costs and
premiums from loan payoffs		(12,278)	(0.23)		(50,139)	(0.75)
All other		347,823	6.39		493,299	7.44

Total loans	$10,890,484	338,714	6.22	$13,257,340	482,555	7.28
Mortgage-backed securities	110	6	5.78	134	6	5.89
Investment securities (a)	1,565,388	38,456	4.94	1,638,663	43,483	5.35

Total interest-earnings assets	12,455,982	$377,176	6.06%	14,896,137	$526,044	7.06%
Non-interest-earning assets	732,473			474,773

Total assets	$13,188,455			$15,370,910

Transaction accounts:
Non-interest-bearing checking (b)	$673,172	$-	-%	$777,986	$-	-%
Interest-bearing checking (b)	455,061	1,066	0.47	487,542	777	0.32
Money market	135,906	702	1.04	147,807	761	1.04
Regular passbook	1,027,649	4,735	0.93	1,217,173	5,763	0.95

Total transaction accounts	2,291,788	6,503	0.57	2,630,508	7,301	0.56
Certificates of deposit	7,908,335	168,818	4.29	8,886,450	218,162	4.95

Total deposits	10,200,123	175,321	3.46	11,516,958	225,463	3.95
FHLB advances and other borrowings (c)	1,479,443	28,591	3.89	1,980,803	57,406	5.84
Senior notes	198,497	6,608	6.66	198,311	6,602	6.66

Total deposits and borrowings	11,878,063	210,520	3.56	13,696,072	289,471	4.26
Other liabilities	153,572			239,531
Stockholders’ equity	1,156,820			1,435,307

Total liabilities and stockholders’ equity	$13,188,455			$15,370,910

Net interest income/interest rate spread		$166,656	2.50%		$236,573	2.80%
Excess of interest-earning assets over
deposits and borrowings	$577,919			$1,200,065
Effective interest rate spread			2.68			3.18

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
Page 26	Navigation Links

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008 Versus 2007				2008 Versus 2007
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$(36,464)	$(38,922)	$6,160	$(69,226)	$(86,152)	$(70,227)	$12,538	$(143,841)
Mortgage-backed securities	-	-	-	-	-	-	-	-
Investment securities	(4,351)	(744)	147	(4,948)	(1,904)	(3,269)	146	(5,027)

Change in interest income	(40,815)	(39,666)	6,307	(74,174)	(88,056)	(73,496)	12,684	(148,868)

Interest expense:
Transaction accounts:
Interest-bearing checking	(28)	159	(12)	119	(52)	365	(24)	289
Money market	(23)	-	-	(23)	(59)	-	-	(59)
Regular passbook	(404)	(74)	10	(468)	(887)	(168)	27	(1,028)

Total transaction accounts	(455)	85	(2)	(372)	(998)	197	3	(798)
Certificates of deposit	(12,694)	(22,556)	2,627	(32,623)	(23,787)	(28,721)	3,164	(49,344)

Total interest-bearing deposits	(13,149)	(22,471)	2,625	(32,995)	(24,785)	(28,524)	3,167	(50,142)
FHLB advances and other
borrowings	(2,752)	(11,092)	1,190	(12,654)	(14,491)	(19,178)	4,854	(28,815)
Senior notes	3	-	-	3	6	-	-	6

Change in interest expense	(15,898)	(33,563)	3,815	(45,646)	(39,270)	(47,702)	8,021	(78,951)

Change in net interest income	$(24,917)	$(6,103)	$2,492	$(28,528)	$(48,786)	$(25,794)	$4,663	$(69,917)

Provision for Credit Losses

           During the current quarter, our provision for credit losses totaled $258.9 million, up $249.4 million from a year ago. The increase in our provision for credit losses reflects continued weakening and uncertainty relative to the housing market and disruption in the secondary markets which have unfavorably impacted our borrowers and the value of their loan collateral.

          For the first six months of 2008, the provision for credit losses totaled $495.7 million, compared with $10.1 million a year ago. For further information, see Allowance for Credit and Real Estate Losses on page 57.

Other Income

          Other income totaled $12.1 million in the current quarter, down $5.5 million or 31.2% from a year ago. Primary contributors to the decline between second quarters were:

  A $5.2 million unfavorable change in income from real estate and joint ventures held for investments; and
  A $4.4 million decline in net gains on sale of loans and mortgage-backed securities, reflecting both a decline in loans sold and a lower gain per dollar of loan sold.

These unfavorable items were partially offset by a $4.8 million increase in income from loan servicing fees due primarily to a favorable change in the fair value of mortgage servicing rights as a result of slower prepayment speeds.

Page 27	Navigation Links

          For the first six months of 2008, other income totaled $21.0 million, down $14.2 million or 40.4% from a year ago. The decline primarily reflected lower net gains from the sale of loans and mortgage-backed securities as well as an unfavorable change in income from real estate and joint ventures held for investment.

          Below is a further detailed discussion of the major other income categories.

Loan and Deposit Related Fees

          Our loan and deposit related fees totaled $8.2 million in the current quarter, down $1.1 million from a year ago. The decline was primarily related to lower automated teller machine fees of $0.6 million and loan related fees of $0.4 million.

          The following table presents a breakdown of loan and deposit related fees during the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Loan related fees	$377	$422	$467	$572	$819
Deposit related fees:
Automated teller machine fees	1,859	1,997	2,285	2,287	2,440
Other fees	5,968	5,820	6,215	6,054	6,079

Total loan and deposit related fees	$8,204	$8,239	$8,967	$8,913	$9,338

          For the first six months of 2008, loan and deposit related fees totaled $16.4 million, down $1.7 million from the same period of 2007. Both automated teller machine fees and loan related fees declined by $0.9 million each.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Loan related fees	$799	$1,661
Deposit related fees:
Automated teller machine fees	3,856	4,745
Other fees	11,788	11,768

Total loan and deposit related fees	$16,443	$18,174

Real Estate and Joint Ventures Held for Investment

          A loss of $5.3 million was recorded from our real estate and joint ventures held for investment, compared to a loss of $0.1 million a year ago. Although net gains from sales increased $5.8 million from a year ago to $6.2 million, that improvement was more than offset by a current quarter provision for losses of $11.1 million to reflect declines in the value of single family lots in which we are a joint venture partner.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Net rental operations and income from community
development funds	$133	$331	$(49)	$576	$49
Net gains on sales of wholly owned real estate	6,129	-	-	-	-
Equity (deficit) in net income (loss) from
joint ventures	(79)	(945)	681	(8,492)	193
(Provision for) reduction of losses on real estate
and joint ventures	(11,454)	9	10	24	(353)

Total income (loss) from real estate and
joint ventures held for investment, net	$(5,271)	$(605)	$642	$(7,892)	$(111)

          For the first six months of 2008, a loss of $5.9 million was recorded from real estate and joint ventures held for investment, compared to income of $0.4 million a year ago. The unfavorable change primarily reflected an increase in the provision for losses in the current period which were only partially offset by net gains from sales.

Page 28	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Net rental operations and income from community development funds	$464	$594
Net gains on sales of wholly owned real estate	6,129	22
Equity (deficit) in net income (loss) from joint ventures	(1,024)	102
Provision for losses on real estate and joint ventures	(11,445)	(353)

Total income (loss) from real estate and joint ventures held for investment, net	$(5,876)	$365

Secondary Marketing Activities

          We service loans for others and those activities generated a gain of $4.0 million in the current quarter, up from a loss of $0.8 million in the year-ago quarter. This primarily reflected a $3.6 million favorable change from the measurement of MSRs to fair value and a $1.0 million favorable change in payoff and curtailment interest cost. Payoff and curtailment interest costs represent the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. Loan servicing income (loss), net does not reflect the interest income we derive from the use of those loan repayments as it is included in net interest income.

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

          At June 30, 2008, MSRs totaled $23.6 million or 0.95% of the $2.471 billion of associated loans serviced for others, up $1.9 million from the year ago balance accounted for under the amortized cost method. In addition to the loans we serviced for others with capitalized MSRs, at June 30, 2008, we serviced $2.961 billion of loans on a sub-servicing basis where we receive a fixed fee per loan, with no risk associated with changing MSR values.

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Net cash servicing fees	$1,750	$1,765	$2,166	$1,657	$1,598
Payoff and curtailment interest cost (a)	(350)	(471)	(544)	(787)	(1,391)
Change in fair value of mortgage servicing
rights due to: (b)
Changes in valuation model inputs or
assumptions (c)	3,325	(1,751)	-	-	-
Other changes (d)	(749)	(739)	-	-	-
Amortization of mortgage servicing rights	-	-	(1,085)	(950)	(967)
Provision for impairment of mortgage
servicing rights	-	-	(2,197)	(214)	(29)

Total loan servicing income (loss), net	$3,976	$(1,196)	$(1,660)	$(294)	$(789)

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

          For the first six months of 2008, income of $2.8 million was recorded from loan servicing activities, compared to a loss of $1.2 million for the same period of 2007. The favorable change primarily reflected a reduction in payoff and curtailment interest costs and a favorable change in the fair value of MSRs in the current period versus the amortization of MSRs a year ago.

Page 29	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Net cash servicing fees	$3,515	$3,205
Payoff and curtailment interest cost (a)	(821)	(2,454)
Change in fair value of mortgage servicing rights due to: (b)
Changes in valuation model inputs or assumptions (c)	1,574	-
Other changes (d)	(1,488)	-
Amortization of mortgage servicing rights	-	(1,991)
Reduction of impairment of mortgage servicing rights	-	15

Total loan servicing income (loss), net	$2,780	$(1,225)

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

          Our net gains on sales of loans and mortgage-backed securities totaled $4.6 million in the current quarter, down $4.4 million from a year ago, reflecting both a decline in loans sold and a lower gain per dollar of loan sold. The current quarter included a $2.1 million gain due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 gain of $0.9 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain was realized equal to 1.05% on secondary market sales of $235 million, compared with the year-ago gain of 1.42% on secondary market sales of $570 million.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Mortgage servicing rights	$1,557	$1,122	$945	$1,394	$1,926
All other components excluding SFAS 133	916	596	(393)	1,665	6,186
SFAS 133	2,099	(69)	(460)	(553)	866

Total net gains on sales of loans and
mortgage-backed securities	$4,572	$1,649	$92	$2,506	$8,978

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.05%	0.75%	0.31%	0.91%	1.42%

          For the first six months of 2008, our sales of loans and mortgage-backed securities totaled $464 million, down from $1.3 billion a year ago. Net gains associated with these sales totaled $6.2 million, or $11.5 million lower than the prior year amount. Excluding the impact of SFAS 133, a gain equal to 0.90% per dollar of loan sold was realized in the current year, down from the year-ago gain of 1.29%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Mortgage servicing rights	$2,679	$3,267
All other components excluding SFAS 133	1,512	13,334
SFAS 133	2,030	1,117

Total net gains on sales of loans and mortgage-backed securities	$6,221	$17,718

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	0.90%	1.29%

Page 30	Navigation Links

Operating Expense

          Our operating expense totaled $88.5 million in the current quarter, up $26.2 million or 42.0% from a year ago. The increase primarily reflected an increase of $23.2 million in net operations of real estate acquired in the settlement of loans due to a higher number of foreclosed properties. General and administrative expense increased $3.0 million or 4.8% between second quarters, due primarily to an increase in the other general and administrative expense category, which was up $2.8 million. That increase was primarily attributable to an adjustment in the prior year period related to liabilities associated with workers’ compensation insurance claims. Also contributing to the increase between second quarters was a $1.2 million increase in regulatory assessments due primarily to a special credit received in the prior period. Partially offsetting these unfavorable items was a $1.1 million decline in advertising expense. Although salaries and related costs were essentially unchanged between second quarters, the current quarter included severance costs of approximately $1.0 million associated with the previously announced departure of Downey’s former President.

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Salaries and related costs	$40,884	$39,702	$38,882	$36,699	$40,998
Premises and equipment costs	9,181	8,997	10,257	9,736	9,122
Advertising expense	816	461	1,443	1,400	1,878
Deposit insurance premiums and regulatory
assessments	3,689	3,703	2,516	2,413	2,482
Professional fees	843	303	916	489	731
Impairment writedown of goodwill	-	3,149	-	-	-
Other general and administrative expense	8,974	8,480	8,732	8,275	6,201

Total general and administrative expense	64,387	64,795	62,746	59,012	61,412
Net operation of real estate acquired in
settlement of loans	24,139	24,196	4,583	3,664	948

Total operating expense	$88,526	$88,991	$67,329	$62,676	$62,360

          For the first six months of 2008, operating expense totaled $177.5 million, up $49.5 million or 38.7% from a year ago. The increase primarily reflected higher net operations of real estate acquired in the settlement of loans, deposit insurance premiums, a goodwill impairment charge during the first quarter of 2008 and other general and administrative expenses. Those increases were partially offset by a decline in salaries and related costs and advertising expense.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Salaries and related costs	$80,586	$83,232
Premises and equipment costs	18,178	17,931
Advertising expense	1,277	3,069
Deposit insurance premiums and regulatory assessments	7,392	5,246
Professional fees	1,146	1,290
Impairment writedown of goodwill	3,149	-
Other general and administrative expense	17,454	15,996

Total general and administrative expense	129,182	126,764
Net operation of real estate acquired in settlement of loans	48,335	1,239

Total operating expense	$177,517	$128,003

Provision for Income Taxes

          A tax benefit of $33.5 million was recorded in the current quarter, reflecting an effective tax rate of 13.3%, compared with the year-ago effective tax rate of 42.7%. For the first six months of 2008, the effective tax rate was 3.9%, compared with 43.4% a year ago. For further information, see Note 4 of Notes to Consolidated Financial Statements on page 15.

Page 31	Navigation Links

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For further information, see Note 8 of Notes to Consolidated Financial Statements on page 18.

          The following table presents by business segment our net income (loss) for the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Banking net income (loss)	$(215,707)	$(247,258)	$(109,282)	$(18,851)	$32,614
Real estate investment net income (loss)	(3,212)	(439)	437	(4,510)	130

Total net income (loss)	$(218,919)	$(247,697)	$(108,845)	$(23,361)	$32,744

          The following table presents by business segment our net income for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Banking net income (loss)	$(462,965)	$75,037
Real estate investment net income (loss)	(3,651)	570

Total net income (loss)	$(466,616)	$75,607

Banking

          A net loss of $215.7 million was recorded in the current quarter related to our banking operations, compared with income of $32.6 million a year ago. The unfavorable change between second quarters primarily reflected:

  A $249.4 million increase in provision for credit losses;
  A $28.2 million or 25.4% decline in net interest income due to a lower level of interest-earning assets and a lower effective interest rate spread; and
  A $26.1 million increase in operating expense due primarily to higher costs related to the operation of real estate acquired in settlement of loans.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Net interest income	$82,866	$83,601	$89,059	$97,656	$111,097
Provision for credit losses	258,874	236,870	218,447	81,562	9,505
Other income	17,224	9,439	7,424	10,756	17,368
Operating expense	88,207	88,672	67,038	62,365	62,060
Net intercompany income	22	46	15	22	19

Income (loss) before income taxes (tax benefits)	(246,969)	(232,456)	(188,987)	(35,493)	56,919
Income taxes (tax benefits)	(31,262)	14,802	(79,705)	(16,642)	24,305

Net income (loss)	$(215,707)	$(247,258)	$(109,282)	$(18,851)	$32,614

At period end
Assets:
Loans and mortgage-backed securities, net	$10,716,676	$10,725,865	$11,136,655	$11,692,185	$12,392,066
Other	1,902,632	2,392,047	2,258,746	2,710,006	2,496,685

Total assets	12,619,308	13,117,912	13,395,401	14,402,191	14,888,751

Equity	$858,937	$1,090,484	$1,334,417	$1,444,226	$1,464,473

          For the first six months of 2008, our net loss from our banking operations totaled $463.0 million, compared to income of $75.0 million a year ago. The unfavorable change primarily reflected a higher provision for credit losses, lower net interest income, and higher operating expense.

Page 32	Navigation Links

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Net interest income	$166,467	$235,849
Provision for credit losses	495,744	10,122
Other income	26,663	34,300
Operating expense	176,879	127,335
Net intercompany income	68	31

Income (loss) before income taxes (tax benefits)	(479,425)	132,723
Income taxes (tax benefits)	(16,460)	57,686

Net income (loss)	$(462,965)	$75,037

Real Estate Investment

          A net loss of $3.2 million was recorded in the current quarter from our real estate investment operations, compared to net income of $0.1 million a year ago. Although net gains from sales increased $5.8 million between second quarters, that was more than offset by a $11.1 million provision for losses in the current quarter to reflect declines in the value of single family lots in which we are a joint venture partner.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Net interest income	$65	$124	$236	$314	$362
Other income (loss)	(5,159)	(501)	803	(7,720)	157
Operating expense	319	319	291	311	300
Net intercompany expense	(22)	(46)	(15)	(22)	(19)

Income (loss) before income taxes (tax benefits)	(5,435)	(742)	733	(7,739)	200
Income taxes (tax benefits)	(2,223)	(303)	296	(3,229)	70

Net income (loss)	$(3,212)	$(439)	$437	$(4,510)	$130

At period end
Assets:
Investments in real estate and joint ventures	$63,182	$71,196	$68,679	$58,715	$64,997
Other	8,224	15,848	19,023	30,420	27,341

Total assets	71,406	87,044	87,702	89,135	92,338

Equity	$58,395	$73,607	$74,046	$73,609	$78,119

          For the first six months of 2008, a net loss of $3.7 million was recorded related to our real estate investment operations, compared to income of $0.6 million a year ago. The unfavorable change primarily reflected higher provision for losses in the current period, partially offset by higher gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Net interest income	$189	$724
Other income (loss)	(5,660)	913
Operating expense	638	668
Net intercompany expense	(68)	(31)

Income (loss) before income taxes (tax benefits)	(6,177)	938
Income taxes (tax benefits)	(2,526)	368

Net income (loss)	$(3,651)	$570

          Our investments in real estate and joint ventures amounted to $63 million at June 30, 2008, down from $69 million at December 31, 2007, and $65 million at June 30, 2007.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 57.

Page 33	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, were virtually unchanged during the current quarter at $10.7 billion or 84.8% of total assets at June 30, 2008. During the quarter loans held for investment increased $15 million while loans held for sale declined $24 million.

          Our loan originations, including loans purchased, totaled $1.027 billion in the current quarter, down $182 million or 15.0% from the $1.209 billion we originated in the year-ago second quarter but 51.9% above the $676 million we originated in the first quarter of 2008. Loans originated for sale declined $283 million or 57.2% from a year ago to $212 million, while single family loans originated for portfolio increased $52 million or 7.4% to $751 million. Our prepayment speed, which measures the annualized percentage of loans repaid, for residential one-to-four unit loans held for investment declined from 37% a year ago to 13% in the current quarter and was down from 16% in the first quarter of 2008. During the current quarter, 61% of our residential one-to-four unit originations represented refinance transactions, including new loans to refinance existing loans which we or other lenders originated. This is down from 78% in the first quarter of 2008 and down from 88% in the year-ago second quarter.

          Not included in the above originations are loans in which we modified the terms of the notes for borrowers. During the current quarter, we modified $320 million of loans associated with our borrower retention program. This program provided borrowers who were current with their loan payments with the opportunity to change from an adjustable rate loan subject to negative amortization to less costly financing alternatives, albeit at new interest rates that were no less than those offered new borrowers. The majority of these modifications were modified into adjustable rate loans whereby the interest rate adjusts semi-annually but does not permit negative amortization. An additional $79 million of loans were modified at below market interest rates in loan workout situations.

          We originate residential one-to-four unit mortgage loans both with and without loan origination fees. In mortgage transactions for which we charge no origination fees, we receive a higher interest rate than those for which we charge origination fees. These loans generally result in deferrable loan origination costs exceeding loan origination fees. A prepayment fee on these loans may be required if these loans are prepaid within the first three years.

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $748 million in the current quarter, up from $699 million in the year-ago quarter and $435 million in the first quarter of 2008. Of the current quarter total:

  98% were adjustable rate loans – fixed for 3-5 years, compared with 51% in the year-ago quarter;
  1% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index, compared with 41% in the year-ago quarter; and
  1% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with 8% in the year-ago quarter. Effective July 2008, we no longer offer to borrowers loans that provide for negative amortization.
Page 34	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$1,515	$7,170	$77,163	$101,698	$55,721
MTA (a)	1,706	740	4,953	(177)	960
LIBOR	6,562	490	2,102	5,968	253,875
CMT	3,677	1,285	7,572	6,415	29,081
Adjustable – fixed for 3-5 years	734,242	424,939	302,705	317,770	359,030
Fixed	2,876	702	-	588	285

Total residential one-to-four units	750,578	435,326	394,495	432,262	698,952
Other	64,765	3,382	31,682	16,743	14,876

Total for investment portfolio	815,343	438,708	426,177	449,005	713,828
Sale portfolio (b)	211,726	237,356	192,053	244,831	494,871

Total for investment and sale portfolios	$1,027,069	$676,064	$618,230	$693,836	$1,208,699

(a) Originations for the quarter ending September 30, 2007 are net of $1.0 million of cancelled loans that were originated in the previous quarter.
(b) All residential one-to-four unit loans.

          The following table sets forth loans originated, including purchases, for investment and for sale during the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$8,685	$155,503
MTA	2,446	7,798
LIBOR	7,052	377,101
CMT	4,962	60,128
Adjustable – fixed for 3-5 years	1,159,181	701,035
Fixed	3,578	285

Total residential one-to-four units	1,185,904	1,301,850
Other	68,147	32,376

Total for investment portfolio	1,254,051	1,334,226
Sale portfolio (a)	449,082	1,135,540

Total for investment and sale portfolios	$1,703,133	$2,469,766

(a) Primarily residential one-to-four unit loans.
Page 35	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$5,599,857	75%	$5,893,818	74%	$6,383,837	75%	$6,899,483	76%	7,487,290	76%
MTA	1,047,051	14	1,163,661	15	1,256,672	15	1,398,540	15	1,536,480	16
LIBOR	250,271	3	274,555	3	444,483	5	586,143	7	601,083	6
Other, primarily CMT	588,571	8	595,695	8	394,829	5	204,513	2	228,284	2

Total adjustable loans (a)	$7,485,750	100%	$7,927,729	100%	$8,479,821	100%	$9,088,679	100%	$9,853,137	100%

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

          Our adjustable rate loans subject to negative amortization, which are no longer offered to borrowers, have an interest rate that adjusts monthly and a minimum monthly loan payment that adjusts annually. The start rate for these loans is lower than the fully-indexed rate and is the rate at which we earned interest for the loan only during the first month. After the first month, interest accrues at the fully-indexed rate. The start rate, however, is used to calculate the minimum monthly loan payment for the first twelve months. The borrower is required to make at least the minimum monthly payment, but retains the option to make a larger payment to reduce loan principal and avoid negative amortization (the addition to loan principal of accrued interest that exceeds the minimum monthly loan payment). If the borrower chooses to make the minimum monthly loan payment, and the interest accrual based on the fully-indexed rate results in monthly interest due exceeding the payment amount, the loan balance will increase by the difference. These payment options were clearly defined in the loan documents signed by the borrower at funding and are explained again on the borrower’s monthly statement.

          More particularly, our adjustable rate loans subject to negative amortization:

  typically limit the maximum loan balance to 110% of the original loan amount if the original loan-to-value ratio (a loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination) is greater than 75%, and to 115% if the loan-to-value ratio is 75% or less;
  have a lifetime interest rate cap, but no periodic cap on interest rate adjustments; and
  include a payment cap that limits the change in minimum monthly loan payments to 7.5% per year, unless the loan is recast (i.e., a new monthly loan payment is calculated using the fully-indexed interest rate and provides for amortization of the loan balance over the remaining term of the loan). A loan is recast every five years and additionally when the loan balance reaches the maximum level of loan balance permitted.

          The maximum home loan we currently make for our own portfolio, except for a limited amount related to Community Reinvestment Act ("CRA") activities and loans to facilitate the sale of real estate acquired in settlement of loans, is equal to 80% of a property’s appraised value. If a loan incurs negative amortization, the loan-to-value ratio could rise, which increases credit risk, and the fair value of the underlying collateral could be insufficient to satisfy fully the outstanding loan obligation in the event of a loan default. A loan-to-value ratio is the proportion of the principal amount of the loan to the lower of the sales price or appraised value of the property securing the loan at origination.

Page 36	Navigation Links

          Our loan portfolio held for investment contains loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At June 30, 2008, loans with the higher 125% limit on the maximum loan balance represented 2% of our one-to-four unit residential loan portfolio, while those with the 115% limit represented 4% and those with the 110% limit represented 51% of that portfolio. We permit adjustable rate mortgage loans to be assumed by qualified borrowers.

          While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify an applicant for adjustable rate mortgage loans using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently, for our:

  lower risk applicants:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  higher risk applicants:
    7.00% for owner occupied; or
    7.25% for non-owner occupied.

          At June 30, 2008, $6.2 billion or 57% of our total residential one-to-four unit loans held for investment were subject to negative amortization. The amount of negative amortization included in the loan balance declined $31 million during the quarter to $344 million or 5.5% of loans subject to negative amortization. During current quarter, approximately 15% of our loan interest income represented negative amortization, down from 20% in first quarter and 29% in year-ago second quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%. In addition, $3.9 billion or 36% of our residential one-to-four unit loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

Page 37	Navigation Links

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

Loan Investment Portfolio
Residential one-to-four units subject to negative amortization:
At June 30, 2008:
With negative amortization:
Balance less than or equal to original loan amount	$139,647	2%	$1,112	71%	69%	40
Balance greater than original loan amount	5,440,170	87	343,264	74	79	34

Total with negative amortization	5,579,817	89	344,376	74	79	34
Not utilizing negative amortization	662,589	11	-	69	64	67

Total loans subject to negative amortization	$6,242,406	100%	$344,376	73%	77%	38
As a percentage of total residential one-to-four unit loans	57%

Total loans with interest only payments (b)	$3,944,035			70%	71%	19
As a percentage of total residential one-to-four unit loans	36%

At December 31 2007:
With negative amortization:
Balance less than or equal to original loan amount	$189,508	3%	$1,253	70%	69%	37
Balance greater than original loan amount	6,501,649	86	377,411	74	78	29

Total with negative amortization	6,691,157	89	378,664	74	78	30
Not utilizing negative amortization	839,433	11	-	69	65	55

Total loans subject to negative amortization	$7,530,590	100%	$378,664	73%	77%	32
As a percentage of total residential one-to-four unit loans	69%

Total loans with interest only payments	$2,745,117			70%	70%	16
As a percentage of total residential one-to-four unit loans	25%

At June 30, 2007:
With negative amortization:
Balance less than or equal to original loan amount	$272,216	3%	$1,467	70%	68%	36
Balance greater than original loan amount	7,752,141	87	375,860	74	77	25

Total with negative amortization	8,024,357	90	377,327	74	77	25
Not utilizing negative amortization	890,091	10	-	69	65	53

Total loans subject to negative amortization	$8,914,448	100%	$377,327	73%	76%	28
As a percentage of total residential one-to-four unit loans	76%

Total loans with interest only payments	$2,258,102			69%	68%	11
As a percentage of total residential one-to-four unit loans	19%

(a) Based on current loan balance relative to the lower of the appraised value or sales price at time of origination. (b) Loans with interest only payments include loans modified with previously capitalized interest due to negative amortization.

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

Page 38	Navigation Links

          The following table sets forth projected first-time loan payment recasts for our investment portfolio of residential one-to-four unit adjustable rate loans subject to negative amortization and loans with interest only payments for two consecutive quarters starting with the third quarter of 2008 and annually thereafter through 2011. To determine projected first-time loan payment recasts, we assumed that borrowers will continue to utilize negative amortization at the same rate as they did in the preceding 12 months and no loans prepay. Therefore, the projected recast amounts may be overstated as some portion of these loans is likely to prepay or be modified as part of our borrower retention or loan workout programs. For example, at the end of the first quarter of 2008, we forecasted that $825 million of loans subject to negative amortization and loans with interest only payments would recast for the first-time during the second quarter of 2008, of which $521 million did recast while:

  $135 million were modified during the quarter as part of our borrower retention program;
  $61 million did not recast during the quarter as borrowers reduced their utilization of negative amortization;
  $52 million paid off;
  $40 million were foreclosed upon; and
  $16 million were modified as part of our loan workout program.

	Projected First-Time Loan Recasts at June 30, 2008 for

	3rd Quarter	4th Quarter	Year Ended	Year Ended	Year Ended
(Dollars in Thousands)	2008	2008	2009	2010	2011

Loan Investment Portfolio
Residential one-to-four units:
Loans subject to negative amortization	$442,634	$472,013	$1,496,925	$1,131,213	$702,830
Loans with interest only payments	11,639	1,908	160,866	30,762	1,244,521
All other loans (a)	5,591	396	10,306	10,532	181,926

Total	$459,864	$474,317	$1,668,097	$1,172,507	$2,129,277
As a percentage of total residential
one-to-four unit loans	4%	4%	15%	11%	20%

(a) Represents fully-amortizing adjustable rate loans.
Page 39	Navigation Links

          At June 30, 2008, 11% of our residential one-to-four unit loans were originated in 2008, with an additional 16% in 2007, and 25% in 2006, which are relatively new and unseasoned. The following table sets forth our investment portfolio of residential one-to-four unit loans by year of origination segregated by those subject to negative amortization, those with interest only payments and all others at the dates indicated. From year to year, loans may change categories due to modification.

	Loans by Year of Origination

(Dollars in Thousands)	2004 and Prior	2005	2006	2007	2008	Balance

Loan Investment Portfolio
Residential one-to-four units:
At June 30, 2008:
Loans subject to negative amortization	$1,628,889	$2,466,775	$1,695,938	$415,397	$35,407	$6,242,406
Hybrid adjustable rate loans:
Interest only payments	115,135	55,939	856,537	1,036,051	951,048	3,014,710
Fully amortizing	89,170	74,166	60,502	85,920	163,526	473,284

Total hybrid adjustable rate loans	204,305	130,105	917,039	1,121,971	1,114,574	3,487,994
Non-hybrid interest only loans	186,507	418,031	168,103	144,764	11,920	929,325
All other loans (a)	148,374	30,257	16,306	35,830	4,397	235,164

Total residential one-to-four units	$2,168,075	$3,045,168	$2,797,386	$1,717,962	$1,166,298	$10,894,889
As a percentage of total residential
one-to-four unit loans	20%	28%	25%	16%	11%	100%

	2004 and Prior	2005	2006	2007	2008	Balance

At June 30, 2007:
Loans subject to negative amortization	$2,860,746	$3,799,307	$2,096,763	$157,632	$-	$8,914,448
Hybrid adjustable rate loans:
Interest only payments	134,325	4,992	937,147	662,231	-	1,738,695
Fully amortizing	92,930	-	55,561	32,041	-	180,532

Total hybrid adjustable rate loans	227,255	4,992	992,708	694,272	-	1,919,227
Non-hybrid interest only loans	51,320	2,598	188,952	276,537	-	519,407
All other loans (a)	169,798	11,159	23,703	156,893	-	361,553

Total residential one-to-four units	$3,309,119	$3,818,056	$3,302,126	$1,285,334	$-	$11,714,635
As a percentage of total residential
one-to-four unit loans	28%	33%	28%	11%	-%	100%

(a) Represents fully-amortizing adjustable rate loans and fixed rate loans.
Page 40	Navigation Links

          At June 30, 2008, 90% of our residential one-to-four unit loans were concentrated and secured by properties located in California. The following table sets forth the major geographic distribution of our investment portfolio of residential one-to-four unit loans at the dates indicated.

	June 30,

	2008		2007

		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$2,062,688	19%	$2,126,053	18%
San Diego	1,237,241	11	1,335,618	11
Santa Clara	1,035,525	10	959,974	8
Orange	896,434	8	921,658	8
Alameda	541,884	5	582,085	5
Riverside	491,609	5	589,984	5
Contra Costa	462,397	4	521,624	4
San Mateo	328,712	3	308,472	3
San Bernardino	322,468	3	359,320	3
Sacramento	294,898	3	352,919	3
All other counties	2,108,679	19	2,311,808	21

Total California	9,782,535	90	10,369,515	89
Arizona	444,364	4	490,346	4
All other states	667,990	6	854,374	7

Total residential one-to-four units	$10,894,889	100%	$11,714,235	100%

          The following table sets forth our investment portfolio of residential one-to-four unit loans by the Fair Isaac Corporation credit score model ("FICO") of the borrower at origination at the dates indicated.

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$361,879	3%	$384,320	4%	$407,764	4%	$443,748	4%	$487,877	4%
621 to 659	2,348,417	22	2,463,700	23	2,573,185	24	2,697,313	24	2,868,183	25
660 to 719	4,034,572	37	4,046,287	38	4,122,326	38	4,232,819	38	4,417,141	38
720 and above	4,020,953	37	3,683,490	34	3,630,721	33	3,705,685	33	3,787,318	32
Not available	129,068	1	134,438	1	143,232	1	147,996	1	154,116	1

Total residential one-to-four units	$10,894,889	100%	$10,712,235	100%	$10,877,228	100%	$11,227,561	100%	$11,714,635	100%

Weighted average FICO score for
loan investment portfolio of
residential one-to-four units	702		698		697		696		695

Page 41	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, the loan-to-value ratios have been updated to reflect the current loan balance and, if private mortgage insurance has been removed, a current appraisal.

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,590,553	15%	$1,504,295	14%	$1,539,989	14%	$1,628,047	14%	$1,751,248	15%
61% to 70%	2,111,314	19	1,972,543	18	1,931,397	18	1,966,339	18	2,067,210	18
71% to 80%	6,711,241	61	6,717,851	63	6,866,261	63	7,067,710	63	7,311,692	62

Total 80% or below	10,413,108	95	10,194,689	95	10,337,647	95	10,662,096	95	11,130,150	95
81% to 85%:
With private mortgage insurance:
MGIC	8,928		8,923		7,805		7,782		6,855
RMIC	38,260		40,032		42,231		42,630		44,052
UGI	27,507		29,176		31,131		32,290		35,377
All others	1,260		1,448		1,452		1,786		2,076

Total with private mortgage
insurance	75,955	1	79,579	1	82,619	1	84,488	1	88,360	1
Without private mortgage insurance	2,991	-	2,805	-	1,728	-	1,145	-	1,161	-

Total 81% to 85%	78,946	1	82,384	1	84,347	1	85,633	1	89,521	1
86% to 89%:
With private mortgage insurance:
MGIC	20,134		20,552		19,563		21,252		21,216
RMIC	94,284		104,558		107,673		111,908		116,674
UGI	45,249		50,402		53,423		55,757		59,447
All others	4,351		4,941		4,959		6,051		6,913

Total with private mortgage
insurance	164,018	2	180,453	2	185,618	2	194,968	2	204,250	2
Without private mortgage insurance	4,457	-	4,532	-	4,624	-	4,355	-	4,407	-

Total 86% to 89%	168,475	2	184,985	2	190,242	2	199,323	2	208,657	2
90% and above:
With private mortgage insurance
MGIC	18,864		19,348		19,981		22,614		21,913
RMIC	113,895		126,184		132,823		140,568		143,101
UGI	62,172		66,047		73,066		77,989		83,373
All others	6,622		7,179		7,398		8,587		9,414

Total with private mortgage
insurance	201,553	2	218,758	2	233,268	2	249,758	2	257,801	2
Without private mortgage insurance (a)	30,114	-	28,534	-	28,778	-	27,786	-	25,277	-

Total 90% and above	231,667	2	247,292	2	262,046	2	277,544	2	283,078	2
Not available	2,693	-	2,885	-	2,946	-	2,965	-	3,229	-

Total residential one-to-four units	$10,894,889	100%	$10,712,235	100%	$10,877,228	100%	$11,227,561	100%	$11,714,635	100%

Weighted average loan-to-value ratio
for loan investment portfolio of
residential one-to-four units		72		72		72		73		72

(a) Primarily related to Community Reinvestment Act activities.

          In addition to the other credit risks already identified, 77% of our residential one-to-four unit loans held for investment at June 30, 2008 were underwritten based on borrower stated income and asset verification and an additional 6% were underwritten with no verification of either borrower income or assets. In April 2008, we changed our guidelines to no longer permit stated income programs for portfolio loans.

Page 42	Navigation Links

          Credit risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value ratio limitations. For example, at June 30, 2008, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 72%. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values after the loans were originated. For example, while residential property values increased in the past thereby further reducing our exposure to credit risk, home value declines emerged in 2006 and are continuing in most markets in which we lend. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 52% of these loans were originated after 2005.

          We originated $3 million of home equity loans and lines of credit in the current quarter, up from $2 million in the first quarter of 2008 but unchanged from the year-ago second quarter. During the current quarter, we originated $24 million of residential five or more unit loans, compared to none in the first quarter of 2008 and $1 million in the year-ago second quarter. During the current quarter we originated $36 million of construction loans, of which $34 million related to 2 shopping centers, up from less than $1 million in the first quarter of 2008 and $2 million in the year-ago second quarter. Consumer loan originations totaled less than $1 million in the current quarter, down from $1 million in the first quarter of 2008 and year-ago second quarter.

          At June 30, 2008, our unfunded loan application pipeline totaled $907 million. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $460 million, of which $78 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $205 million and loans in process of $73 million. We believe our current sources of funds will be adequate relative to these obligations.

Page 43	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$13,460	$9,685	$92,109	$113,585	$339,637
Adjustable – fixed for 3-5 years	734,242	424,939	302,386	318,089	359,030
Fixed	2,876	702	-	588	285

Total residential one-to-four units	750,578	435,326	394,495	432,262	698,952
Home equity loans and lines of credit	3,322	2,019	2,268	3,048	3,365
Residential five or more units – adjustable	24,345	-	-	-	750

Total residential	778,245	437,345	396,763	435,310	703,067
Commercial real estate	-	-	-	-	1,350
Construction	36,478	275	28,524	11,551	2,187
Land	161	41	103	135	5,661
Non-mortgage:
Commercial	-	305	-	300	500
Consumer	459	742	787	1,709	1,063

Total loans originated	815,343	438,708	426,177	449,005	713,828
Loan repayments	(412,751)	(552,942)	(747,862)	(979,625)	(1,489,999)
Other net changes (a)	(388,083)	(302,423)	(247,000)	(71,735)	38,334

Increase (decrease) in loans held for investment, net	14,509	(416,657)	(568,685)	(602,355)	(737,837)

Sale Portfolio
Residential one-to-four unit loans:
Originated	210,055	236,568	190,816	240,423	494,045
Purchased	1,671	788	1,237	4,408	826
Loans transferred to the investment portfolio (a)	(1,077)	(123)	(579)	(6,669)	(658)
Originated whole loans sold	(398)	(1,505)	(1,999)	(93,774)	(231,980)
Loans exchanged for mortgage-backed securities (b)	(234,715)	(227,482)	(173,909)	(243,546)	(337,960)
Capitalized basis adjustment (c)	920	(1,243)	(208)	2,103	(1,266)
Other net changes (d)	(151)	(1,134)	(2,202)	(469)	(3,117)

Increase (decrease) in loans held for sale, net	(23,695)	5,869	13,156	(97,524)	(80,110)

Mortgage-backed securities, net:
Received in exchange for loans (b)	234,715	227,482	173,909	243,546	337,960
Sold (b)	(234,715)	(227,482)	(173,909)	(243,546)	(337,960)
Repayments	(3)	(2)	(1)	(2)	(3)
Other net changes	-	-	-	-	-

Decrease in mortgage-backed securities
available for sale	(3)	(2)	(1)	(2)	(3)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(23,698)	5,867	13,155	(97,526)	(80,113)

Total decrease in loans and
mortgage-backed securities, net	$(9,189)	$(410,790)	$(555,530)	$(699,881)	$(817,950)

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
(d) Primarily included repayments and the change in net deferred costs and premiums.
Page 44	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$7,343,057	$7,781,332	$8,302,538	$8,999,273	$9,750,788
Adjustable – fixed for 3-5 years	3,504,702	2,884,877	2,528,287	2,180,099	1,916,107
Fixed	47,130	46,026	46,403	48,189	47,740

Total residential one-to-four units	10,894,889	10,712,235	10,877,228	11,227,561	11,714,635
Home equity loans and lines of credit	131,531	133,338	138,305	143,948	154,980
Residential five or more units:
Adjustable	120,565	99,522	100,098	103,798	107,416
Fixed	838	852	865	874	886
Commercial real estate:
Adjustable	21,562	23,651	23,837	23,966	24,092
Fixed	1,071	1,098	2,590	2,632	2,675
Construction	105,991	74,730	81,098	58,231	52,699
Land	10,524	10,373	49,521	50,864	64,262
Non-mortgage:
Commercial	5,505	5,305	5,000	5,000	2,700
Consumer	5,823	5,934	5,989	6,057	6,346

Total loans held for investment	11,298,299	11,067,038	11,284,531	11,622,931	12,130,691
Increase (decrease) for:
Undisbursed loan funds	(74,228)	(51,595)	(60,057)	(48,063)	(42,486)
Net deferred costs and premiums	139,295	147,811	156,853	169,195	185,102
Allowance for losses	(732,354)	(546,751)	(348,167)	(142,218)	(69,107)

Total loans held for investment, net	10,631,012	10,616,503	11,033,160	11,601,845	12,204,200

Sale Portfolio
Loans held for sale:
Residential one-to-four units	85,854	110,685	103,320	89,794	189,189
Net deferred costs and premiums	(146)	(362)	(109)	53	285
Capitalized basis adjustment (a)	(150)	(1,070)	173	381	(1,722)

Total loans held for sale, net	85,558	109,253	103,384	90,228	187,752
Mortgage-backed securities available for sale:
Adjustable	106	109	111	112	114
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	106	109	111	112	114

Total loans held for sale and mortgage-backed
securities available for sale	85,664	109,362	103,495	90,340	187,866

Total loans and mortgage-backed securities, net	$10,716,676	$10,725,865	$11,136,655	$11,692,185	$12,392,066

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. Effective January 2008, we included the fair value of MSRs in the fair value of the interest rate lock derivatives in accordance with Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

          We carry loans for sale at the lower of cost or fair value. At June 30, 2008, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at June 30, 2008, was essentially equal to our cost basis.

Page 45	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Federal funds and interest earning due from banks	$11,060	$-	$5,900	$1,551	$-
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	998,396	1,603,039	1,549,818	2,142,216	1,917,541
Other	61	61	61	62	62

Total investment securities	$1,009,517	$1,603,100	$1,555,779	$2,143,829	$1,917,603

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2008 are presented in the following table. The $3 million unrealized loss on investment securities that have been in a loss position for less than 12 months is due to changes in market interest rates and is not considered to be other than temporary. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	246,978	3,023	-	-	246,978	3,023

Total temporarily impaired securities	$246,978	$3,023	$-	$-	$246,978	$3,023

          The following table sets forth the maturities of our investment securities and their weighted average yields at June 30, 2008.

	Amount Due as of June 30, 2008

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds and interest earning due
from banks	$11,060	$-	$-	$-	$11,060
Weighted average yield	2.34%	-%	-%	-%	2.34%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	-	751,418	99,111	147,867	998,396
Weighted average yield	-%	5.02%	4.40%	4.68%	4.91%
Other	-	-	-	61	61
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$11,060	$751,418	$99,111	$147,928	$1,009,517
Weighted average yield	2.34%	5.02%	4.40%	4.68%	4.88%

(a) At June 30, 2008, 25% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 1.43% at various specified dates ranging from February 2011 to February 2020. In addition, at June 30, 2008, all of these investment securities contained call provisions from June 2008 to November 2022. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.

Deposits

          At June 30, 2008, our deposits totaled $9.9 billion, down $1.4 billion or 12.1% from the year-ago level and $615 million or 5.9% from year-end 2007. Compared with the year-ago period, certificates of deposit declined $1.1 billion or 12.9% and our transaction accounts (i.e., checking, money market and regular passbook) declined $240 million or 9.5%. Within our transaction accounts, checking accounts declined $136 million and regular passbook accounts declined $149 million. Of the decline in checking, $82 million reflected the decline in custodial accounts related to loan servicing reflecting the concurrent decline in loan prepayments.

Page 46	Navigation Links

          At June 30, 2008, our total number of branches was 174, of which 169 were located in California and five were located in Arizona. The average deposit size of our 84 traditional branches was $94 million, while the average deposit size of our 90 in-store branches was $22 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking (a)	-%	$664,895	-%	$673,717	-%	$645,730	-%	$679,148	-%	$767,694
Interest-bearing
checking (a)	0.27	443,801	0.29	467,051	0.27	464,980	0.27	462,973	0.27	476,884
Money market	1.47	185,036	1.04	137,745	1.04	134,640	1.04	138,256	1.04	140,143
Regular passbook	0.93	1,002,450	0.93	1,033,302	0.95	1,035,964	0.95	1,071,728	0.95	1,151,308

Total transaction
accounts	0.58	2,296,182	0.54	2,311,815	0.55	2,281,314	0.55	2,352,105	0.54	2,536,029
Certificates of deposit:
Less than 2.00%	1.27	26,765	1.28	26,374	1.25	21,915	1.28	20,070	1.29	20,875
2.00-2.49	2.45	475,931	2.44	118,716	2.31	148	2.33	163	2.27	322
2.50-2.99	2.92	1,927,169	2.90	370,206	2.83	6,889	2.83	8,068	2.83	8,586
3.00-3.49	3.23	1,715,721	3.29	1,094,117	3.28	72,288	3.28	87,110	3.29	96,880
3.50-3.99	3.76	776,072	3.75	894,761	3.86	43,481	3.84	49,390	3.87	86,557
4.00-4.49	4.24	557,160	4.23	618,422	4.29	306,302	4.26	189,990	4.26	240,373
4.50-4.99	4.80	1,845,236	4.81	4,061,873	4.85	6,026,108	4.91	5,225,991	4.91	4,615,314
5.00-5.49	5.07	260,735	5.09	747,306	5.10	1,736,673	5.11	2,728,452	5.15	3,391,831
5.50 and greater	6.06	7	6.06	699	6.00	923	5.82	1,279	5.55	250,039

Total certificates
of deposit	3.67	7,584,796	4.33	7,932,474	4.85	8,214,727	4.93	8,310,513	4.96	8,710,777

Total deposits	2.95%	$9,880,978	3.47%	$10,244,289	3.92%	$10,496,041	3.96%	$10,662,618	3.97%	$11,246,806

(a) Included amounts swept into money market deposit accounts.

Borrowings

          At June 30, 2008, our borrowings totaled $1.8 billion, down $69 million from a year ago but up $426 million from year-end 2007, partially to cover deposit outflows. At quarter end, we had borrowed $98 million through transactions in which securities were sold under agreements to repurchase, compared to $588 million for the same period a year ago. These repurchase agreements are entered into with selected major securities dealers, using securities of government sponsored entities from our portfolio as collateral. Partially offsetting the decline in securities sold under agreements to purchase was a $421 million increase in FHLB advances to $1.5 billion.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007

Securities sold under agreements to repurchase	$97,838	$103,000	$-	$566,350	$587,544
Federal Home Loan Bank advances (a)	1,525,034	1,434,602	1,197,100	1,308,867	1,104,373
Senior notes	198,543	198,494	198,445	198,398	198,351

Total borrowings	$1,821,415	$1,736,096	$1,395,545	$2,073,615	$1,890,268

Weighted average rate on borrowings during
the quarter (a)	3.73%	4.74%	5.80%	5.94%	6.00%
Total borrowings as a percentage of total assets	14.42	13.22	10.41	14.38	12.68

(a) Included the impact of interest rate swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 47	Navigation Links

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

          We utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 48 and Note 3 of Notes to the Consolidated Financial Statements on page 10.

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

Page 48	Navigation Links

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

Page 49	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of June 30, 2008, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. Prepayment rates on substantially our entire loan portfolio are based upon anticipated future prepayment behavior as derived from external models of loans with similar characteristics. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets may not respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	June 30, 2008

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$790,957	$273,809	$12,504	$-	$-	$1,077,270
Loans and mortgage-backed securities: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	7,280,354	441,961	2,549,948	-	-	10,272,263
Fixed	77,842	2,706	16,941	12,544	11,694	121,727
Home equity loans and lines of credit	130,090	69	378	168	-	130,705
Residential five or more units:
Adjustable	72,821	15,519	20,036	-	-	108,376
Fixed	43	38	371	218	160	830
Commercial real estate	18,433	2,007	1,383	74	-	21,897
Construction	43,440	-	-	-	-	43,440
Land	7,813	-	-	-	-	7,813
Non-mortgage loans:
Commercial	4,011	-	-	-	-	4,011
Consumer	5,508	-	-	-	-	5,508
Mortgage-backed securities	106	-	-	-	-	106

Total loans and mortgage-backed securities, net	7,640,461	462,300	2,589,057	13,004	11,854	10,716,676

Total interest-earning assets	$8,431,418	$736,109	$2,601,561	$13,004	$11,854	$11,793,946

Transaction accounts:
Non-interest-bearing checking (c)	$664,895	$-	$-	$-	$-	$664,895
Interest-bearing checking (d)	443,801	-	-	-	-	443,801
Money market (e)	185,036	-	-	-	-	185,036
Regular passbook (e)	1,002,450	-	-	-	-	1,002,450

Total transaction accounts	2,296,182	-	-	-	-	2,296,182
Certificates of deposit (f)	6,593,957	686,690	304,149	-	-	7,584,796

Total deposits	8,890,139	686,690	304,149	-	-	9,880,978
FHLB advances and other borrowings (g)	1,322,872	-	300,000	-	-	1,622,872
Senior notes	-	-	-	198,543	-	198,543
Impact of swap contracts hedging borrowings	430,000	(430,000)	-	-	-	-

Total deposits and borrowings	$10,643,011	$256,690	$604,149	$198,543	$-	$11,702,393

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$(2,211,593)	$479,419	$1,997,412	$(185,539)	$11,854	$91,553
Cumulative gap	(2,211,593)	(1,732,174)	265,238	79,699	91,553
Cumulative gap – as a percentage of total assets:
June 30, 2008	(17.51)%	(13.71)%	2.10%	0.63%	0.72%
December 31, 2007	3.59	(2.96)	7.85	6.46	6.50
June 30, 2007	0.24	(6.80)	9.54	8.30	8.35

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
(e) Subject to immediate repricing.
(f) Based on contractual maturity.
(g) Excludes embedded interest rate caps with a notional amount of $50 million and a three-month LIBOR strike rate equal to 5.50%.
Page 50	Navigation Links

          Our six-month gap at June 30, 2008 was a negative 17.51%. This means more deposits and borrowings mature or reprice within six months than total interest-earning assets. This compares to our positive six-month gap of 3.59% at December 31, 2007 and 0.24% a year ago, which reflected more interest-earning assets repricing within six months than total deposits and borrowings. The change since year-end 2007 from a positive to negative gap is primarily due to an increase of adjustable rate loans with interest rates fixed for the first 3 to 5 years without a commensurate increase in the maturities for our FHLB advances and certificates of deposit.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio, which includes our adjustable – fixed for 3-5 years loans that carry a fixed interest rate for a period of three to five years then adjust semi-annually or annually thereafter. For the twelve months ended June 30, 2008, we originated and purchased for investment $2.1 billion of adjustable rate loans, of which $1.8 billion or 84% were adjustable – fixed for 3-5 years loans, which represented essentially all of the loans we originated and purchased for investment during the period.

          At June 30, 2008, December 31, 2007 and June 30, 2007 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $11.3 billion at June 30, 2008 compared with $11.2 billion at December 31, 2007 and $12.1 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We originate fixed rate loans primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007

Weighted average yield:
Loans and mortgage-backed securities (a)	6.57%	7.10%	7.41%	7.45%	7.49%
Investment securities (b)	4.88	5.01	5.09	5.50	5.45

Interest-earning assets yield	6.44	6.84	7.14	7.15	7.22

Weighted average cost:
Deposits	2.95	3.47	3.92	3.96	3.97
Borrowings:
Securities sold under agreements to repurchase	2.40	2.92	-	5.14	5.30
Federal Home Loan Bank advances (c)	3.35	3.49	5.61	5.96	6.28
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	3.64	3.80	5.74	5.79	6.00

Combined funds cost	3.06	3.52	4.14	4.26	4.26

Interest rate spread	3.38%	3.32%	3.00%	2.89%	2.96%

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

          The period-end weighted average yield on our loans and mortgage-backed securities was 6.57% at June 30, 2008, down from 7.41% at December 31, 2007 and 7.49% a year ago. At June 30, 2008, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $10.8 billion with a weighted average rate of 6.58%, compared with $10.8 billion with a weighted average rate of 7.29% at December 31, 2007, and $11.7 billion with a weighted average rate of 7.47% at June 30, 2007.

Page 51	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets and Troubled Debt Restructurings (“TDRs”)

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market and real estate acquired in settlement of loans. At the beginning of the third quarter of 2007, we initiated our borrower retention program to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loan subject to negative amortization to a less costly financing alternative. Those loans are considered TDRs and have been placed on non-accrual status even though the interest rates following modification were no less than those offered new borrowers. The reason for this is because the modified interest rate was lower than the interest rate on the original loan and the loan was not re-underwritten to prove that the new interest rate was, in fact, a market interest rate for a borrower with similar credit quality. Interest income is recorded as these borrowers make their loan payments and, in the current quarter, $11.3 million was recognized including $1.5 million of amortization of associated impairment allowance. If these borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status and, while still reported as TDRs, they will no longer be classified as non-performing assets because the borrower will have demonstrated an ability to perform in accordance with the loan modification and the interest rate was no less than those afforded new borrowers at the time of modification. Through June 30, 2008, $347 million met the performance threshold and were removed from non-performing status.

          Our non-performing assets totaled $1.958 billion at June 30, 2008, up from $1.042 billion at December 31, 2007 and $227 million at June 30, 2007. Virtually all of the $395 million increase in non-performing assets during the current quarter came from our single family residential loans which, in turn, reflected the following:

  A $236 million increase in non-TDR loans;
  A $130 million increase in TDR loans modified in loan workout situations and borrower retention program loans where at least one payment due has not been made; and
  A $72 million net increase in single family residential real estate acquired in settlement of loans.

These increases were partially offset by performing TDR loans modified as part of our previously disclosed borrower retention program which had a net decline of $41 million. At June 30, 2008, $355 million of TDR loans for which we have received six consecutive months of successful loan payments were removed from non-performing assets and placed on accrual status, of which $347 million were associated with our borrower retention program and $8 million were associated with loans modified in loan workout situations.

          Our non-performing assets as a percentage of total assets were 15.50 % at June 30, 2008, up from 7.77% at year-end 2007 and 1.53% at June 30, 2007. To the extent borrowers whose loans were modified pursuant to the borrower retention program are current with their loan payments and included in non-performing assets, it is relevant to distinguish those from total non-performing assets because, these loans are paying interest at interest rates no less than those offered new borrowers. At June 30, 2008, $548 million or 82% of such borrowers had made all loan payments due. Accordingly, the 15.5% ratio of non-performing assets to total assets includes 4.34% related to performing TDRs, resulting in an adjusted ratio of 11.16%.

Page 52	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007

Non-accrual loans:
Residential one-to-four units:
Performing troubled debt restructurings (a)	$548,096	$589,304	$400,562	$-	$-
Other troubled debt restructurings	240,220	110,368	31,218	-	-
All other	894,659	658,334	448,516	255,839	178,504
Construction	12,790	14,869	15,933	7,808	7,067
Land	-	-	29,080	-	11,345
Other	566	487	837	511	525

Total non-accrual loans	1,696,331	1,373,362	926,146	264,158	197,441
Real estate acquired in settlement of loans (b)	261,536	189,127	115,623	59,773	29,925

Total non-performing assets	$1,957,867	$1,562,489	$1,041,769	$323,931	$227,366

Allowance for loan losses:
Amount	$732,354	$546,751	$348,167	$142,218	$69,107
As a percentage of non-accrual loans	43.17%	39.81%	37.59%	53.84%	35.00%
Non-performing assets as a percentage of total assets:
Performing troubled debt restructurings (a)	4.34	4.49	2.99	0.67	-
All other non-performing assets	11.16	7.41	4.78	2.27	1.53

Total non-performing assets	15.50%	11.90%	7.77%	2.94%	1.53%

Performing troubled debt restructurings excluded
from non-performing assets (c)	$354,842	$49,141	$-	$-	$-

(a) Represents TDRs associated with loans modified pursuant to our borrower retention program and all payments due have been made. These loans are considered TDRs and have been placed on non-accrual status even though the interest rate following modification was no less than that offered new borrowers at the time of loan modification. These TDR loans will be on non-accrual status until six consecutive months of successful payment history has been established, at which time they will be removed from non-accrual status and from non-performing assets; however, they will continue to be reported as TDRs. While these loans are on non-accrual status, interest income is recognized only when paid by borrowers on a cash basis.
(b) Amount is net of a valuation allowance of $18 million at June 30, 2008 and $12 million at March 31, 2008, which reflects recent loss experience from sales compared to their fair value prior to sale.
(c) Represents loans where the borrower has made six consecutive months of successful loan payments and the loan has been placed on accrual status, including $347 million associated with our borrower retention program and $8 million related to loans modified in loan workout situations.

          We evaluate the need for property valuations of non-performing assets on a periodic basis. We generally will obtain a new property valuation when we believe there may have been an adverse change in the property operations or in the economic conditions of the geographic market of the property securing our loans. Our policy is to obtain new property valuations at least annually for all real estate acquired in settlement of loans, but in a declining real estate market such as the recent market, we typically obtain new property valuations more frequently.

Page 53	Navigation Links

          At June 30, 2008, 90% of our non-performing assets were located in California, compared with 85% a year ago. The following table summarizes by major geographical area our residential one-to-four unit non-performing assets at the dates indicated.

	June 30, 2008				June 30, 2007

	Non-		Non-	% of	Non-		Non-	% of
	Performing		Performing	Related	Performing		Performing	Related
(Dollars in Thousands)	Loans	REO	Assets	Assets	Loans	REO	Assets	Assets

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$200,816	$21,862	$222,678	10.8%	$18,757	$938	$19,695	0.9%
San Diego	263,581	40,622	304,203	24.6	24,835	5,087	29,922	2.2
Santa Clara	87,065	9,960	97,025	9.4	7,543	1,801	9,344	1.0
Orange	115,429	13,562	128,991	14.4	9,164	247	9,411	1.0
Alameda	76,530	14,320	90,850	16.8	8,053	772	8,825	1.5
Riverside	100,476	20,557	121,033	24.6	13,276	2,107	15,383	2.6
Contra Costa	89,292	16,365	105,657	22.9	6,131	1,154	7,285	1.4
San Mateo	38,669	2,057	40,726	12.4	4,358	-	4,358	1.4
San Bernardino	56,401	9,517	65,918	20.4	5,964	220	6,184	1.7
Sacramento	81,727	19,272	100,999	34.2	11,749	3,267	15,016	4.3
All other counties	402,724	65,779	468,503	22.2	42,322	8,608	50,930	2.2

Total California	1,512,710	233,873	1,746,583	17.9	152,152	24,201	176,353	1.7
Arizona	62,352	9,912	72,264	16.3	6,207	595	6,802	1.4
All other states	107,913	10,085	117,998	17.7	20,145	5,087	25,232	3.0
Valuation allowance	-	(17,592)	(17,592)	(1.6)	-	-	-	-

Total residential
one-to-four units	$1,682,975	$236,278	$1,919,253	17.0%	$178,504	$29,883	$208,387	1.8%

Troubled Debt Restructurings

          We consider a restructuring of a debt a TDR when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. TDRs may include changing repayment terms, reducing the stated interest rate, reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. During the current quarter, the total interest recognized on the impaired portfolio was $19.9 million. At June 30, 2008, we had $1.156 billion of TDRs of which $1.012 billion related to the borrower retention program, $131 million related to other residential one-to-four unit loans and $13 million related to two construction loans. Of those TDRs related to our borrower retention program, $347 million have demonstrated six consecutive months of successful payment history, were accruing interest and were no longer reported as a non-performing asset at June 30, 2008. During the current quarter, we recorded $11.3 million of interest income from loan payments made by borrowers whose loans were modified as part of our borrower retention program and are still included in non-performing assets. There are $8 million TDR loans modified in loan workout situations that are currently accruing interest.

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $262 million at June 30, 2008. Of this amount, $236 million, net of a $18 million valuation allowance which reflects recent loss experience from sales compared to their fair value prior to sale, was for 888 residential one-to-four unit properties, $18 million represented one property consisting of raw land for approximately 545 single family lots and $8 million represented one property consisting of 113 single family lots. We generally require private mortgage insurance on loans in excess of 80% of their appraised value. In the current quarter, subsequent to our acquiring real estate in the settlement of loans, we collected $3.3 million in private mortgage insurance to mitigate any losses incurred.

Page 54	Navigation Links

          The following table summarizes the activity of our number of residential one-to-four unit properties acquired in settlement of loans and the loss given default on those sold for the quarters indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007

Number of residential one-to-four unit
properties acquired in settlement of loans
Count at beginning of period	575	326	162	90	53
New	522	316	212	109	50
Sold	(209)	(67)	(48)	(37)	(13)

Count at end of period	888	575	326	162	90

Loss given default (a)	31.8%	22.3%	22.2%	8.1%	6.8%

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

          At June 30, 2008, 87 properties or 9.7% of our one-to-four unit residential properties were in escrow to be sold and offers were being negotiated on an additional 84 properties.

Delinquent Loans

          At June 30, 2008, loans delinquent 30 days or more as a percentage of total loans was 11.21%, up from 6.05% at December 31, 2007 and 2.11% at June 30, 2007. The increase from the year-ago quarter occurred primarily in our residential one-to-four unit loan classification. As a percentage of its loan category, delinquent residential one-to-four units increased from 2.08% at June 30, 2007 to 11.61% at June 30, 2008, reflecting the continued weakness in the residential real estate market. A higher incidence of delinquency is expected when the minimum payments reset on our adjustable rate loans subject to negative amortization or interest only payments, whereby the interest rate is fixed for the first three to five years. For example, we had loans subject to negative amortization or with interest only payments that have not been modified within our loans held for investment, which recasted for the first time in 2007 or 2008 of $1.5 billion, of which 39.9% were delinquent 30 days or more at June 30, 2008. The increase in delinquency is considered when we analyze the adequacy of our credit loss allowance.

Page 55	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	June 30, 2008				March 31, 2008

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$269,429	$209,610	$796,358	$1,275,397	$226,100	$160,775	$576,130	$963,005
Home equity loans and lines of credit	212	-	490	702	131	-	422	553
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	269,641	209,610	796,848	1,276,099	226,231	160,775	576,552	963,558
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	17	5	76	98	19	9	65	93

Total delinquent loans	$269,658	$209,615	$796,924	$1,276,197	$226,250	$160,784	$576,617	$963,651

Delinquencies as a percentage
of total loans	2.37%	1.84%	7.00%	11.21%	2.02%	1.44%	5.16%	8.62%

	December 31, 2007				September 30, 2007

Loans secured by real estate:
Residential:
One-to-four units	$205,737	$134,715	$313,528	$653,980	$129,329	$75,757	$180,422	$385,508
Home equity loans and lines of credit	-	450	776	1,226	212	195	444	851
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	33,580	-	-	33,580	-	-	-	-

Total real estate loans	239,317	135,165	314,304	688,786	129,541	75,952	180,866	386,359
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	21	12	61	94	22	6	67	95

Total delinquent loans	$239,338	$135,177	$314,365	$688,880	$129,563	$75,958	$180,933	$386,454

Delinquencies as a percentage
of total loans	2.10%	1.19%	2.76%	6.05%	1.11%	0.65%	1.54%	3.30%

	June 30, 2007

Loans secured by real estate:
Residential:
One-to-four units	$77,332	$57,065	$113,413	$247,810
Home equity loans and lines of credit	177	-	463	640
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	11,345	11,345

Total real estate loans	77,509	57,065	125,221	259,795
Non-mortgage:
Commercial	-	-	-	-
Consumer	18	11	62	91

Total delinquent loans	$77,527	$57,076	$125,283	$259,886

Delinquencies as a percentage
of total loans	0.63%	0.46%	1.02%	2.11%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 56	Navigation Links

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

          Provision for credit losses totaled $258.9 million in the second quarter of 2008, compared with $9.5 million a year ago. Our current quarter provision for credit losses less net loan charge-offs and the TDR yield adjustment resulted in an increase of $186.0 million in our allowance for credit losses reflecting an increase of $110.1 million in the general valuation allowance and an increase of $75.9 million in the allocated allowance. The increase in the allowance was primarily related to our one-to-four unit residential portfolio due to the unfavorable impact to our borrowers from the continued weakening and uncertainty of the residential housing market and increased delinquency due, in part, to payment recasts and high debt burdens where borrowers obtained additional financing subsequent to the funding of our loan.

          At June 30, 2008, the allowance for credit losses was $734 million, comprised of $732 million for loan losses and $2 million for loan-related commitments. That compares to an allowance for credit losses of $349 million at year-end 2007, comprised of $348 million for loan losses and $1 million for loan-related commitments. Loan-related commitments are reported on the balance sheet in the category accounts payable and accrued liabilities. The allowance for credit losses increased $186 million this quarter, of which $30 million was related to specific allowances associated with certain troubled debt restructurings pursuant to our borrower retention program. These specific allowances totaled $93 million at quarter end and will be accreted into interest income over the remaining life of the modified loans as long as they remain on accrual status. The balance of the increase in the allowance for credit losses primarily reflects further declines in the value of underlying home collateral as well as further increases in delinquent loans.

          Downey’s allowance methodology incorporates assumptions related to default probabilities, loss severities and loss horizons based on historical experience, current market conditions, and the unique characteristics of each borrower, loan and underlying collateral. On a comparative basis, these factors individually increase or decrease the amount of the allowance for loan losses from prior periods. Both default probabilities and loss severities increased in the current quarter as a result of the challenging market conditions continuing to affect the residential housing market. In particular, collateral values have been trending downward in the greater Sacramento, Stockton, Modesto and Contra Costa areas of Northern California, the Inland Empire area of Southern California and San Diego County. Also, the horizon over which borrower defaults are projected to occur has shortened. The shorter default horizon reflects our recent experience of losses emerging earlier in the current environment compared with prior periods as the loan portfolio has continued to age, real estate values have continued to decline and borrowers have continued to experience reduced levels of equity in their homes. Net loan charge-offs totaled $70.2 million in the current quarter, compared with $1.0 million a year ago.

Page 57	Navigation Links

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Allowance for loan losses
Balance at beginning of period	$546,751	$348,167	$142,218	$69,107	$60,758
Provision	258,517	237,087	218,650	81,435	9,379
TDR yield adjustment (a)	(2,670)	(1,461)	(483)	-	-
Charge-offs	(70,245)	(37,043)	(12,220)	(8,368)	(1,133)
Recoveries	1	1	2	44	103

Balance at end of period	$732,354	$546,751	$348,167	$142,218	$69,107

Allowance for loan-related commitments
Balance at beginning of period	$998	$1,215	$1,418	$1,291	$1,165
Provision (reduction)	357	(217)	(203)	127	126

Balance at end of period	$1,355	$998	$1,215	$1,418	$1,291

Total allowance for credit losses
Balance at beginning of period	$547,749	$349,382	$143,636	$70,398	$61,923
Provision	258,874	236,870	218,447	81,562	9,505
TDR yield adjustment (a)	(2,670)	(1,461)	(483)	-	-
Charge-offs	(70,245)	(37,043)	(12,220)	(8,368)	(1,133)
Recoveries	1	1	2	44	103

Balance at end of period	$733,709	$547,749	$349,382	$143,636	$70,398

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

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Allowance for loan losses
Balance at beginning of period	$348,167	$60,943
Provision	495,604	9,886
TDR yield adjustment (a)	(4,131)	-
Charge-offs	(107,288)	(1,976)
Recoveries	2	254

Balance at end of period	$732,354	$69,107

Allowance for loan-related commitments
Balance at beginning of period	$1,215	$1,055
Provision	140	236

Balance at end of period	$1,355	$1,291

Total allowance for credit losses
Balance at beginning of period	$349,382	$61,998
Provision	495,744	10,122
TDR yield adjustment (a)	(4,131)	-
Charge-offs	(107,288)	(1,976)
Recoveries	2	254

Balance at end of period	$733,709	$70,398

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
Page 58	Navigation Links

          Net charge-offs of loans totaled $70.2 million in the current quarter, compared to $1.0 million a year ago. The current quarter net charge-offs primarily related to residential one-to-four unit loans, with an annualized net charge-off ratio associated with these loans increasing to 2.60% from 0.03% a year ago.

          For the first six months of 2008, the provision for credit losses totaled $495.7 million and net charge-offs were $107.3 million. This compares with a $10.1 million provision for credit losses and net charge-offs of $1.7 million a year ago.

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007	2008	2007

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$70,219	$26,207	$12,188	$4,301	$1,097	$96,426	$1,920
Home equity loans and lines
of credit	-	169	-	-	-	169	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	(3)	-	20	-	20
Land	-	10,639	-	4,022	-	10,639	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	26	28	35	45	16	54	36

Total gross loan charge-offs	70,245	37,043	12,220	8,368	1,133	107,288	1,976

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	40	101	-	251
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	1	1	2	4	2	2	3

Total gross loan recoveries	1	1	2	44	103	2	254

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	70,219	26,207	12,188	4,261	996	96,426	1,669
Home equity loans and lines		169
of credit	-	-	-	-	-	169	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	(3)	-	20	-	20
Land	-	10,639	-	4,022	-	10,639	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	25	27	33	41	14	52	33

Total net loan charge-offs	$70,244	$37,042	$12,218	$8,324	$1,030	$107,286	$1,722

Net loan charge-offs
as a percentage of average loans	2.60%	1.35%	0.43%	0.28%	0.03%	1.97%	0.03%

Page 59	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	$727,073	$542,248	$339,424	$134,947	$64,700
Home equity loans and lines of credit	828	767	1,019	850	843
Five or more units	1,306	1,005	976	965	992
Commercial real estate	226	247	297	298	301
Construction	2,348	1,916	1,857	1,726	860
Land	198	195	4,229	3,081	1,098
Non-mortgage:
Commercial	40	39	36	12	11
Consumer	335	334	329	339	302

Total for loans held for investment	$732,354	$546,751	$348,167	$142,218	$69,107

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	6.67%	5.06%	3.12%	1.20%	0.55%
Home equity loans and lines of credit	0.63	0.58	0.74	0.59	0.54
Five or more units	1.08	1.00	0.97	0.92	0.92
Commercial real estate	1.00	1.00	1.12	1.12	1.12
Construction	2.22	2.56	2.29	2.96	1.63
Land	1.88	1.88	8.54	6.06	1.71
Non-mortgage:
Commercial	0.73	0.74	0.72	0.24	0.41
Consumer	5.75	5.63	5.49	5.60	4.76

Total for loans held for investment	6.48%	4.94%	3.09%	1.22%	0.57%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in Thousands)	2008	2008	2007	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	96.43%	96.80%	96.40%	96.60%	96.57%
Home equity loans and lines of credit	1.16	1.20	1.23	1.24	1.28
Five or more units	1.08	0.91	0.89	0.90	0.89
Commercial real estate	0.20	0.22	0.23	0.23	0.22
Construction	0.94	0.68	0.72	0.50	0.44
Land	0.09	0.09	0.44	0.44	0.53
Non-mortgage:
Commercial	0.05	0.05	0.04	0.04	0.02
Consumer	0.05	0.05	0.05	0.05	0.05

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 60	Navigation Links

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

          At June 30, 2008, the recorded investment in loans for which we recognized impairment totaled $1.178 billion, up from $486 million at December 31, 2007 and $19 million at June 30, 2007. Of the current quarter total, $1.143 billion related to residential one-to-four unit loan TDRs with an allowance for loss of $100 million and $13 million related to two construction loans with an allowance for loss of $2 million. This is up from 2007 year-end totals of $441 million related to residential one-to-four unit loan TDRs with an allowance for loss of $39 million, $29 million related to one land loan with an allowance for loss of $4 million, $15 million related to two construction loans with an allowance for loss of $2 million, and $1 million related to one residential one-to-four unit loan with no allowance for loss; and up from the year-ago quarter total of $19 million with an allowance of less than $1 million. During the current quarter, the total interest recognized on the impaired portfolio was $19.9 million, compared to $10.5 million in the first quarter of 2008 and no interest recognized in the year-ago quarter.

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Balance at beginning of period	$66,801	$45,066	$721	$1,238	$657
Provision (reduction)	38,052	33,900	48,602	(412)	581
TDR yield adjustment (a)	(2,670)	(1,461)	(483)	-	-
Charge-offs	(170)	(10,7044)	(3,917)	(105)	-
Recoveries	-	-	143	-	-

Balance at end of period	$102,013	$66,801	$45,066	$721	$1,238

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

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Balance at beginning of period	$45,066	$601
Provision	71,952	1,184
TDR yield adjustment (a)	(4,131)	-
Charge-offs	(10,874)	(547)
Recoveries	-	-

Balance at end of period	$102,013	$1,238

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
Page 61	Navigation Links

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Balance at beginning of period	$413	$422	$432	$456	$103
Provision (reduction)	11,454	(9)	(10)	(24)	353
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$11,867	$413	$422	$432	$456

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Balance at beginning of period	$422	$103
Provision	11,445	353
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$11,867	$456

          The following table summarizes the activity in our allowance for real estate acquired in settlement of loans for the quarters indicated.

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
(In Thousands)	2008	2008	2007	2007	2007

Balance at beginning of period	$12,334	$-	$-	$-	$-
Provision	14,712	19,892	1,118	2,058	444
Charge-offs	(9,454)	(7,558)	(1,118)	(2,058)	(444)
Recoveries	-	-	-	-	-

Balance at end of period	$17,592	$12,334	$-	$-	$-

          The following table summarizes the activity in our allowance for real estate acquired in settlement of loans for the year-to-date periods indicated.

	Six Months Ended June 30,

(In Thousands)	2008	2007

Balance at beginning of period	$-	$-
Provision	34,604	563
Charge-offs	(17,012)	(563)
Recoveries	-	-

Balance at end of period	$17,592	$-

          We value real estate acquired through foreclosure at fair value less cost to sell, with any subsequent losses recorded as a direct write-off to net operations. Given the decline in home values in the residential market, we established a valuation allowance at quarter end of $18 million for our one-to-four unit residential properties acquired through foreclosure. This valuation allowance reflects recent loss experience from sales compared to their fair value prior to sale. As that loss experience changes over time, our estimate of this valuation allowance will be reassessed.

Capital Resources and Liquidity

          Our sources of funds include deposits, advances from the FHLB and other borrowings; proceeds from the sale of loans, available for sale securities, and real estate; payments of loans and payments for and sales of loan servicing; and income from other investments. Interest rates, real estate sales activity and general economic conditions significantly affect repayments on loans and deposit inflows and outflows.

Page 62	Navigation Links

          Our primary sources of funds generated in the second quarter of 2008 were from:

  maturities or calls of $593 million of U.S. Treasury, government sponsored entities and other investment securities available for sale;
  principal repayments of $368 million on loans held for investment, including prepayments but excluding refinances of our existing loans; and
  a net increase of $85 million in borrowings.

          We used these funds to:

  originate and purchase $769 million of loans held for investment, excluding refinances of our existing loans; and
  absorb a $363 million reduction in deposits, primarily higher cost certificates of deposit.

          In addition to its deposits, Downey’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the FHLB. At June 30, 2008, the Bank’s FHLB borrowings totaled $1.5 billion, representing 12.1% of total assets. As of August 8, 2008, the Bank’s FHLB borrowings totaled $2.8 billion. Approximately half of the Bank’s increase in FHLB borrowings subsequent to June 30, 2008 is being held in cash equivalents and short-term investment securities to meet our liquidity needs. The Bank currently is approved by the FHLB to borrow up to a maximum of $3.0 billion to the extent it provides qualifying collateral, providing the Bank with an additional $0.2 billion of borrowing capacity from the FHLB as of August 8. The amount the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for the same collateral may be adjusted upwards or downwards by the FHLB from time to time. The Bank also is approved to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco subject to the amount of qualifying collateral it pledges. The Bank views the Federal Reserve Bank of San Francisco as a back-up source of liquidity. As of August 8, 2008, the Bank had no outstanding borrowings from the Federal Reserve Bank of San Francisco and the Bank’s available qualifying collateral would have permitted it to borrow up to an additional $1.5 billion. Neither the FHLB nor the Federal Reserve Bank of San Francisco is obligated to lend to us under these loan facilities. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize additional borrowing capacity from its FHLB and Federal Reserve Bank borrowing arrangements.

          As of June 30, 2008, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $460 million, of which $78 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $278 million, loan forward purchase contracts of $4 million and operating leases of $16 million.

          After the end of the second quarter, the Bank experienced elevated levels of deposit withdrawals. More recently, in response to steps taken by management to address the situation, the Bank has experienced net deposit inflows. If the Bank’s deposit levels continue to stabilize with withdrawals at historical levels, Downey believes its current sources of funds, including deposits; advances from the FHLB and other borrowings; proceeds from the sale of loans and real estate; payments of loans and payments for and sales of loan servicing; and income from other investments would enable Downey to meet its obligations while maintaining liquidity at appropriate levels. However, if elevated levels of net deposit outflows resume, the Bank’s usual sources of liquidity could become depleted, and the Bank would be required to raise additional capital or enter into new financing arrangements to satisfy its liquidity needs. In the current economic environment, there are no assurances that we would be able to raise additional capital or enter into additional financing arrangements.

          Management believes that the Holding Company, on a stand-alone basis, currently has adequate liquid assets to meet its current obligations, which are primarily interest payments on $199 million of senior notes. Limitations imposed by the OTS currently prohibit the Bank from providing a dividend to the Holding Company without prior OTS approval, and currently prohibit the Holding Company from paying a dividend (other than the quarterly dividend payable in August 2008) without prior non-objection of the OTS. At June 30, 2008, the Holding Company’s liquid assets, including amounts deposited with the Bank, totaled $53 million, down from $102 million at the end of 2007 due primarily to a $50 million capital contribution to the Bank.

          Downey’s stockholders’ equity totaled $0.9 billion at June 30, 2008, down from $1.3 billion at December 31, 2007 and $1.5 billion at June 30, 2007. The Board reduced the quarterly per share dividend payment from $0.12 to $0.01 for the dividend payable in August 2008, after which no future dividends will be paid without prior non-objection of the OTS.

Page 63	Navigation Links

          On July 25, 2008, following Downey’s second quarter earnings release on July 24, 2008, Moody’s Investors Service downgraded the Holding Company’s senior unsecured debt rating to “B1” from “Ba1.” In addition, the Bank’s financial strength was downgraded to “D” from the previous rating of a “D+,” long-term deposit rating to “Ba2” from “Baa3” and short-term deposits to “Not Prime” from “Prime-3,” with the ratings of both the Holding Company and the Bank under review for downgrade. On July 26, 2008, Standard & Poor’s Ratings Services lowered its senior unsecured and counterparty credit rating on the Holding Company to “BB+/B” from “BBB-/A-3.” In addition, the Bank’s counterparty and deposit ratings were lowered to “BBB-/A-3” from “BBB/A-2,” with the ratings of both the Holding Company and the Bank on negative watch. These lower ratings, and any further ratings downgrades, could make it more difficult for the Holding Company and the Bank to access the capital markets going forward, as the cost to borrow or raise capital would most likely become more expensive.The cost of the Bank’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by the Bank’s credit ratings.

          In addition, the Holding Company may not issue new debt or renew existing debt without prior non-objection of the OTS.

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

          We have executed interest rate swap contracts to change interest rate characteristics of a portion of our FHLB advances to better manage interest rate risk. The contracts have notional amounts totaling $430 million of receive-fixed, pay 3-month LIBOR variable interest and serve as a permitted fair value hedge.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments does not represent future cash requirements. At June 30, 2008, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $54 million, with a change in fair value resulting in a gain of $0.7 million, compared with a notional amount of interest rate lock commitments of $123 million with a change in fair value resulting in a loss of $0.3 million at June 30, 2007. For further information, see Asset/Liability Management and Market Risk on page 48 and Note 3 of Notes to the Consolidated Financial Statements on page 10.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty we made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first six months of 2008, we repurchased $2 million of loans and $1 million of real estate acquired in settlement of loans and recorded $0.2 million of repurchase or indemnification losses related to defects in the origination process.

          These loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. We

Page 64	Navigation Links

reserved less than $1 million at June 30, 2008, December 31, 2007 and June 30, 2007 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of June 30, 2008, our maximum sales price premium refund would be $1.4 million. See Note 3 of Notes to the Consolidated Financial Statements on page 10.

          At June 30, 2008, scheduled maturities of obligations and commitments, excluding accrued interest, were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$7,280,647	$213,906	$90,243	$-	$7,584,796
Securities sold under agreements to repurchase	97,838	-	-	-	97,838
FHLB advances	1,200,034	200,000	125,000	-	1,525,034
Senior notes	-	-	-	198,543	198,543
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	54,095	-	-	-	54,095
Associated loan forward sale contracts (a)	57,837	-	-	-	57,837
Associated loan forward purchase contracts	4,000				4,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	85,558	-	-	-	85,558
Associated loan forward sale contracts (a)	72,163	-	-	-	72,163
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	-	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed (a)	430,000	-	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	362,317	-	-	-	362,317
Undisbursed loan funds and unused lines of credit	25,578	50,935	17,575	183,669	277,757
Operating leases	5,531	7,778	2,702	437	16,448

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $78 million.

Regulatory Capital Compliance

          The Bank’s core and tangible capital ratios were both 7.57% and its total risk-based capital ratio was 14.31% at June 30, 2008. The Bank’s regulatory capital position was enhanced by $62 million during the current quarter from a contribution of $50 million of equity from the Holding Company and a $12 million dividend paid by DSL Service Company, the Bank’s wholly-owned real estate subsidiary. This was more than offset by the net loss recorded in the current quarter.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of June 30, 2008.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$1,008,642			$1,008,642		$1,008,642
Adjustments:
Deductions:
Investment in real estate subsidiary	(61,686)			(61,686)		(61,686)
Non-permitted mortgage servicing rights	(2,356)			(2,356)		(2,356)
Additions:
Unrealized losses on investment securities
available for sale	304			304		304
General loss allowance – investment in DSL
Service Company	6,476			6,476		6,476
Allowance for credit losses, net of specific
allowances (a)	-			-		97,431

Regulatory capital	951,380	7.57%		951,380	7.57%	1,048,811	14.31%
Well capitalized requirement	188,540	1.50	(b)	628,465	5.00	732,871	10.00	(c)

Excess	$762,840	6.07%		$322,915	2.57%	$315,940	4.31%

(a) Limited to 1.25% of risk-weighted assets.
(b) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(c) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 12.98%.
Page 65	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 48.

ITEM 4. – CONTROLS AND PROCEDURES

          As of June 30, 2008, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Page 66	Navigation Links

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

          On October 29, 2004, two former traditional branch employees brought an action in Los Angeles County Superior Court, Case No. BC323796, entitled Margie Holman and Alice A. Mesec, et al. v. Downey Savings and Loan Association. The first amended complaint seeks unspecified damages for alleged unpaid regular and overtime wages, inadequate meal breaks, failure to pay split-shift and reporting time wages, and related claims. The plaintiffs are seeking class action status to represent all other current and former Bank employees who held the position of Customer Service Supervisor and/or Customer Service Representative at the Bank’s in-store branches at any time from October 29, 2000 to date. The Bank has opposed the claim and asserted all appropriate defenses, and has provided for what is believed to be a reasonable estimate of exposure for this matter in the event of loss. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material adverse effect on Downey’s operations, cash flows or financial position.

          Two purported shareholder class actions, one brought on behalf of Waterford Township General Employees Retirement System, Case No. CV-08-03261, and the other brought on behalf of Stephen J. Mihalacki, Case No. SACV08-00609, were filed on May 16, 2008 and June 2, 2008, respectively, in the United States District Court for the Central District of California against the Holding Company and certain of its current and former officers and certain former directors. The complaints, filed on behalf of all persons who purchased Holding Company common stock during October 16, 2006 to March 14, 2008, seek unspecified damages for alleged violation of federal securities laws, claiming that the defendants made misleading statements and omissions regarding Downey’s business and financial results, thereby artificially inflating the common stock price. Specifically, the plaintiffs contend that the defendants concealed that (a) the Bank’s portfolio of option ARMs contained millions of dollars worth of impaired and risky securities; (b) the Bank had been aggressive in acquiring loans from mortgage brokers that were highly risky; (c) the Bank had failed to properly account for highly leveraged loans; (d) the Bank had inadequate underwriting practices, which led to large numbers of loan defaults; and (e) the Bank had not adequately reserved for option ARM loans. A motion to consolidate the two actions is pending, after which it is expected that the plaintiffs will file a consolidated complaint.

          Related to the shareholder class actions, two purported shareholder derivative lawsuits, one entitled Michael L. McDougall v. Daniel D. Rosenthal, et al., Case No. 30-2008-00180029, and the other entitled Joyce Mendlin v. Maurice L. McAlister, et al., Case No. 30-2008-00087854, were filed on June 10, 2008 and July 28, 2008, respectively, in Orange County Superior Court, in California. The plaintiffs, who purport to bring the lawsuits on behalf of the Holding Company against certain of its current and former officers, its current directors and certain former directors, allege that commencing in October 2006, the defendants caused or allowed Downey to issue a series of press releases and other statements that significantly overstated Downey’s business prospects and financial results; that the statements failed to disclose that Downey was more exposed to the subprime market crisis than it had disclosed; that Downey’s portfolio of subprime and option ARM mortgage-related assets was overvalued; and that as a result, Downey’s reported earnings and business prospects were inaccurate. The plaintiffs allege that the defendants’ action constitutes breaches of fiduciary duty, waste of corporate assets and unjust enrichment, and seek, among other relief, unspecified damages to be paid to the Holding Company, corporate governance reforms, and equitable and injunctive relief, including restitution and the creation of a constructive trust.

          Downey has been named as a defendant in other legal actions arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on its operations, cash flows or financial position.

ITEM 1A. – Risk Factors

          Downey’s 2007 Form 10-K presents, on pages 22 to 27, a comprehensive set of risk factors that may impact Downey’s future results. Given recent developments in the mortgage, housing and secondary markets, we are adding the following:

          Downey’s access to liquidity sources may be negatively impacted if market conditions and regulatory restrictions persist or if further ratings downgrades occur.

          While Downey actively manages its liquidity risk and maintains liquidity at least sufficient to cover all maturing debt obligations or other forecasted funding requirements, Downey’s liquidity may be affected by an inability to access the capital markets or by unforeseen or extraordinary demands on cash. This situation may arise due to circumstances beyond Downey’s control, and is subject to the Holding Company’s and the Bank’s credit ratings as assigned by nationally recognized statistical rating organizations. Recent disruptions in the capital markets have substantially limited the ability of mortgage originators, including Downey, to sell mortgage loans to the capital markets through whole loan sales or securitization. As a result, Downey has experienced a general loss of liquidity in most secondary markets for its loans.

Page 67	Navigation Links

Downey cannot forecast if or when market liquidity conditions will improve from current stresses, although it is Downey’s expectation that the existing turmoil in the financial and credit markets may continue to affect its performance at least throughout 2008.

          On July 25, 2008, following Downey’s second quarter earnings release on July 24, 2008, Moody’s Investors Service downgraded the Holding Company’s senior unsecured debt rating to “B1” from “Ba1.” In addition, the Bank’s financial strength was downgraded to “D” from the previous rating of a “D+,” long-term deposit rating to “Ba2” from “Baa3” and short-term deposits to “Not Prime” from “Prime-3,” with the ratings of both the Holding Company and the Bank under review for downgrade. On July 26, 2008, Standard & Poor’s Ratings Services lowered its senior unsecured and counterparty credit rating on the Holding Company to “BB+/B” from “BBB-/A-3.” In addition, the Bank’s counterparty and deposit ratings were lowered to “BBB-/A-3” from “BBB/A-2,” with the ratings of both the Holding Company and the Bank on negative watch. These lower ratings, and any further ratings downgrades, could make it more difficult for the Holding Company and the Bank to access the capital markets going forward, as the cost to borrow or raise capital would most likely become more expensive. The cost of the Bank’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by the Bank’s credit ratings.

          In addition, the Holding Company may not issue new debt or renew existing debt without prior non-objection of the OTS.

          Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and, as back-up, the Federal Reserve Bank of San Francisco, and to FDIC-insured deposits originated through the Bank’s branch network. Other sources of funding, such as medium-term notes and uninsured institutional deposits, have largely been closed to the Bank. There can be no assurance that actions by the FHLB or the Federal Reserve Bank would not reduce or eliminate our borrowing capacity or that we would be able to continue to attract deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.

          Future regulatory actions may also adversely impact our ability to raise funds through deposits. In particular, there is currently no restriction on our ability to acquire deposits through deposit brokers (although we have not generally done so) or on the rates we may offer on deposits to attract customers. If our capital position were to deteriorate, or other circumstances were to occur, such that we become classified as an “adequately capitalized” institution (or in any lower regulatory capital category), we could be prohibited from acquiring funds through deposit brokers and from paying rates on deposits that are significantly higher than the prevailing rates of interest on deposits offered by insured depository institutions in our normal market area.

          After the end of the second quarter, the Bank experienced elevated levels of deposit withdrawals. More recently, in response to steps taken by management to address the situation, the Bank has experienced net deposit inflows. If the Bank’s deposit levels continue to stabilize with withdrawals at historical levels, Downey believes its current sources of funds would enable Downey to meet its obligations while maintaining liquidity at appropriate levels. However, if elevated levels of net deposit outflows resume, the Bank’s usual sources of liquidity could become depleted, and the Bank would be required to raise additional capital or enter into new financing arrangements to satisfy its liquidity needs. In the current economic environment, there are no assurances that we would be able to raise additional capital or enter into additional financing arrangements.

          The OTS restrictions on the Bank’s and the Holding Company’s ability to pay dividends, and on the Holding Company’s ability to issue new debt or renew its existing debt, may adversely affect our ability to pay dividends and ultimately to service our Holding Company debt.

          Our ability to pay regular quarterly dividends to our stockholders and to pay interest on our debt at the Holding Company level depends to a large extent upon the dividends we receive from the Bank. The OTS, the Bank’s principal regulator, has prohibited the Bank from paying dividends to the Holding Company without the OTS’s prior approval. In addition, the OTS has prohibited the Holding Company from paying dividends (after the quarterly dividend payable in August 2008) without the OTS’s prior non-objection.

          At June 30, 2008, the Holding Company’s liquid assets, including amounts deposited with the Bank, totaled $53 million. Management believes that the Holding Company, on a stand-alone basis, currently has adequate liquid assets to meet its current obligations, which are primarily interest payments on $199 million of senior notes. However, in the longer term, the Holding Company’s ability to service its senior debt depends on its ability to receive dividends from the Bank and, when the notes mature, on its ability to renew or refinance the senior debt. However, the OTS has prohibited the Holding Company to issue or renew debt without its non-objection.We cannot predict whether the OTS will approve payments of dividends by the Bank to the Holding Company, or will object to the payment of future Holding Company dividends or how long these OTS restrictions will remain in effect.

Page 68	Navigation Links

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          On April 23, 2008, Downey held its annual meeting of shareholders to elect three Class 1 Directors for terms of three years each and to ratify the Board of Directors’ appointment of KPMG LLP as auditors for the year ending December 31, 2008. The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	Election of Directors:

	Nominees	Votes For	Votes Withheld	Unvoted

	Gary W. Brummett	21,380,878	2,937,522	3,535,383
	Maurice L. McAlister	19,493,414	4,824,986	3,535,383
	Daniel D. Rosenthal	19,835,756	4,482,644	3,535,383

	The Directors whose terms continued and the years their terms expire are as follows:

	Continuing Directors	Year Term Expires

	Michael B. Abrahams	2009
	Brent McQuarrie	2009
	Lester C. Smull	2009
	Michael D. Bozarth	2010
	James H. Hunter	2010
	Jane Wolfe	2010

2.	Ratification of appointment of KPMG LLP as auditors for the year ending December 31, 2008:

	Votes For	Votes Against	Abstain	Unvoted

	18,748,062	5,565,469	4,869	3,535,383

ITEM 5. – Other Information

          None.

ITEM 6. – Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Page 69	Navigation Links

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

          We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

Downey Financial Corp.
3501 Jamboree Road
Newport Beach, California 92660
Attention: Corporate Secretary

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOWNEY FINANCIAL CORP.

/s/ Thomas E. Prince

Date: August 11, 2008	Thomas E. Prince
Chief Executive Officer (interim)

/s/ Brian E. Côté

Date: August 11, 2008	Brian E. Côté
Chief Financial Officer

Page 70	Navigation Links

NAVIGATION   LINKS

FORM 10-Q COVER

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS (unaudited)
  CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
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
    NOTE (6) – Earnings (Loss) Per Share
    NOTE (7) – Fair Value of Financial Instruments
    NOTE (8) – Business Segment Reporting
    NOTE (9) – Recently Issued Accounting Standards
    NOTE (10) – Subsequent Events

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