Form 10-Q
period 2008-09-30
DOWNEY FINANCIAL CORP
filed 2008-11-10
CIK 935063

Navigation Links           Click here to quickly move through the content of the Form 10-Q filing.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

          At September 30, 2008, 29,080,777 shares of the Registrant’s Common Stock, $0.01 par value were outstanding.

Page	Navigation Links

DOWNEY FINANCIAL CORP.

September 30, 2008 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page i	Navigation Links

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2007

Assets
Cash	$451,815	$83,840	$86,072
Federal funds and interest earning due from banks	101,129	5,900	1,551

Cash and cash equivalents	552,944	89,740	87,623
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	592,542	1,549,879	2,142,278
Loans held for sale, at lower of cost or fair value	7,673	103,384	90,228
Mortgage-backed securities available for sale, at fair value	104	111	112
Loans held for investment	11,511,330	11,381,327	11,744,063
Allowance for loan losses	(761,824)	(348,167)	(142,218)

Loans held for investment, net	10,749,506	11,033,160	11,601,845
Investments in real estate and joint ventures	15,606	68,679	58,715
Real estate acquired in settlement of loans, net	278,091	115,623	59,773
Premises and equipment, net	113,663	115,846	117,535
Federal Home Loan Bank stock, at cost	133,255	70,964	70,058
Mortgage servicing rights:
Measured at fair value	22,814	-	-
Amortized	-	19,512	21,849
Other assets	161,884	113,761	130,889
Income tax receivable	133,852	6,312	27,900
Deferred tax asset	19,265	122,086	8,912

	$12,781,199	$13,409,057	$14,417,717

Liabilities and Stockholders’ Equity
Deposits	$9,618,384	$10,496,041	$10,662,618
Securities sold under agreements to repurchase	-	-	566,350
Federal Home Loan Bank advances	2,110,061	1,197,100	1,308,867
Senior notes	198,593	198,445	198,398
Accounts payable and accrued liabilities	82,447	183,054	237,258

Total liabilities	12,009,485	12,074,640	12,973,491

Stockholders’ equity
Preferred stock, par value of $0.01 per share; authorized 5,000,000 shares;
outstanding none	-	-	-
Common stock, par value of $0.01 per share; authorized 50,000,000 shares;
issued 29,080,777 shares at September 30, 2008 and 28,235,022 shares at
December 31, 2007 and September 30, 2007; outstanding 29,080,777 shares at September 30, 2008 and 27,853,783 at December 31, 2007 and
September 30, 2007	291	282	282
Additional paid-in capital	93,835	93,792	93,792
Accumulated other comprehensive income (loss)	(6,231)	2,768	388
Retained earnings	683,819	1,254,367	1,366,556
Treasury stock, at cost, 381,239 at December 31, 2007 and
September 30, 2007	-	(16,792)	(16,792)

Total stockholders’ equity	771,714	1,334,417	1,444,226

	$12,781,199	$13,409,057	$14,417,717

See accompanying notes to consolidated financial statements.

Page 1	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007

Interest income
Loans	$154,479	$208,314	$493,193	$690,869
U.S. Treasury and government sponsored entities securities	12,977	26,350	49,330	65,644
Mortgage-backed securities	2	3	8	9
Other investment securities	1,610	1,207	3,713	5,396

Total interest income	169,068	235,874	546,244	761,918

Interest expense
Deposits	67,726	108,514	243,047	333,977
Federal Home Loan Bank advances and other borrowings	22,010	26,088	50,601	83,494
Senior notes	3,305	3,302	9,913	9,904

Total interest expense	93,041	137,904	303,561	427,375

Net interest income	76,027	97,970	242,683	334,543
Provision for credit losses	130,291	81,562	626,035	91,684

Net interest income (loss) after provision for credit losses	(54,264)	16,408	(383,352)	242,859

Other income, net
Loan and deposit related fees	8,152	8,913	24,595	27,087
Real estate and joint ventures held for investment, net	(10,749)	(7,892)	(16,625)	(7,527)
Net gain on sale of real estate related contracts	69,972	-	69,972	-
Secondary marketing activities:
Loan servicing income (loss), net	(56)	(294)	2,724	(1,519)
Net gains on sales of loans and mortgage-backed securities	677	2,506	6,898	20,224
Net gains on sales of investment securities	-	-	837	-
Other	219	(197)	817	(16)

Total other income, net	68,215	3,036	89,218	38,249

Operating expense
Salaries and related costs	37,611	36,699	118,197	119,931
Premises and equipment costs	9,224	9,736	27,402	27,667
Advertising expense	1,473	1,400	2,750	4,469
Deposit insurance premiums and regulatory assessments	8,117	2,413	15,509	7,659
Professional fees	3,000	489	4,146	1,779
Impairment writedown of goodwill	-	-	3,149	-
Other general and administrative expense	11,802	8,275	29,256	24,271

Total general and administrative expense	71,227	59,012	200,409	185,776
Net operation of real estate acquired in settlement of loans	31,428	3,664	79,763	4,903

Total operating expense	102,655	62,676	280,172	190,679

Income (loss) before income taxes (tax benefits)	(88,704)	(43,232)	(574,306)	90,429
Income taxes (tax benefits)	(7,634)	(19,871)	(26,620)	38,183

Net income (loss)	$(81,070)	$(23,361)	$(547,686)	$52,246

Per share information
Basic	$(2.89)	$(0.84)	$(19.64)	$1.87
Diluted	$(2.89)	$(0.84)	$(19.64)	$1.87
Cash dividends declared and paid	$0.01	$0.12	$0.25	$0.36
Weighted average shares outstanding
Basic	27,960,478	27,853,783	27,889,608	27,853,783
Diluted	27,960,478	27,853,783	27,889,608	27,882,804

See accompanying notes to consolidated financial statements.

Page 2	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2008	2007	2008	2007

Net income (loss)	$(81,070)	$(23,361)	$(547,686)	$52,246

Other comprehensive income (loss), net of income taxes (tax benefits)
Unrealized gains (losses) on securities available for sale:
U.S. Treasury, government sponsored entities and other investment
securities available for sale, at fair value	(6,054)	6,644	(9,113)	5,926
Mortgage-backed securities available for sale, at fair value	-	1	-	1
Unrealized gains (losses) on cash flow hedges:
Net derivative instruments	(175)	(216)	(390)	609
Reclassification of realized amounts included in net income	302	27	504	(944)

Total other comprehensive income (loss), net of income tax benefits	(5,927)	6,456	(8,999)	5,592

Comprehensive income (loss)	$(86,997)	$(16,905)	$(556,685)	$57,838

See accompanying notes to consolidated financial statements.

Page 3	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,

(In Thousands)	2008	2007

Cash flows from operating activities
Net income (loss)	$(547,686)	$52,246
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,744	10,811
Amortization	10,963	79,541
Impairment writedown of goodwill	3,149	-
Provision for losses on loans, loan-related commitments, investments in real estate and joint ventures, mortgage servicing rights,
real estate acquired in settlement of loans, and other assets	699,465	94,833
Net gains on sales of loans and mortgage-backed securities, mortgage servicing rights,
investment securities, real estate and other assets	(84,947)	(21,952)
Interest capitalized on loans (negative amortization)	(74,013)	(199,382)
Changes in fair value of mortgage servicing rights due to:
Changes in valuation model inputs or assumptions	(536)	-
Other changes	2,095	-
Federal Home Loan Bank stock dividends	(3,142)	(5,185)
Loans originated or purchased for sale	(596,374)	(1,380,371)
Proceeds from sales of loans held for sale, including those sold
as mortgage-backed securities	687,875	1,635,997
Other, net	(157,175)	(196,610)

Net cash provided by (used for) operating activities	(49,582)	69,928

Cash flows from investing activities
Proceeds from:
Sales of wholly owned real estate and real estate acquired in settlement of loans	204,122	20,560
Real estate related contracts	69,972	-
Redemption of Federal Home Loan Bank stock	2,400	95,046
Maturities or calls of U.S. Treasury, government sponsored entities
and other investment securities available for sale	14,958,610	276,200
Purchase of:
U.S. Treasury, government sponsored entities and other investment securities
available for sale	(14,011,366)	(825,030)
Premises and equipment	(8,469)	(17,134)
Federal Home Loan Bank stock	(61,549)	(6,967)
Originations of loans held for investment (net of refinances of $143,307 for the nine months ended September 30, 2008 and $572,331 for the nine months ended
September 30, 2007)	(1,744,354)	(1,209,487)
Principal payments on loans held for investment and mortgage-backed securities
available for sale	1,120,183	3,457,620
Net change in undisbursed loan funds	(38,056)	(36,655)
Investments in real estate held for investment	(9,368)	2,061
Other, net	2,171	4,293

Net cash provided by investing activities	$484,296	$1,760,507

See accompanying notes to consolidated financial statements.

Page 4	Navigation Links

DOWNEY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	September 30,

(In Thousands)	2008	2007

Cash flows from financing activities
Net decrease in deposits	$(877,657)	$(1,122,251)
Proceeds from Federal Home Loan Bank advances and other borrowings	12,995,860	12,583,559
Repayments of Federal Home Loan Bank advances and other borrowings	(12,086,350)	(13,326,330)
Cash dividends	(6,962)	(10,027)
Other, net	3,599	7,371

Net cash provided by (used for) financing activities	28,490	(1,867,678)

Net increase (decrease) in cash and cash equivalents	463,204	(37,243)
Cash and cash equivalents at beginning of period	89,740	124,866

Cash and cash equivalents at end of period	$552,944	$87,623

Supplemental disclosure of cash flow information:
Interest paid	$307,498	$431,774
Income taxes paid	1,599	186,100
Income tax refund	(4,872)	-
Supplemental disclosure of non-cash investing:
Loans transferred to held for investment from held for sale	7,177	26,417
Loans transferred from held for investment to held for sale	1,723	2,856
U.S. Treasury, government sponsored entities and other investment securities
available for sale, purchased and not settled	-	150,000
Real estate acquired in settlement of loans	403,297	74,886
Loans to facilitate the sale of real estate acquired in settlement of loans	22,601	1,413

See accompanying notes to consolidated financial statements.

Page 5	Navigation Links

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) – Basis of Financial Statement Presentation

          In the opinion of Downey Financial Corp. and subsidiaries (“Downey,” “we,” “us” and “our”), the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of Downey’s financial condition as of September 30, 2008, December 31, 2007 and September 30, 2007, the results of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007, and changes in cash flows for the nine months ended September 30, 2008 and 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE (2) – Loans

          Loans are summarized as follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Loans held for investment
Loans secured by real estate:
Residential:
One-to-four units	$10,959,601	$10,894,889	$10,712,235	$10,877,228	$11,227,561
Home equity loans and lines of credit	132,907	131,531	133,338	138,305	143,948
Five or more units	204,172	121,403	100,374	100,963	104,672
Commercial real estate	29,838	22,633	24,749	26,427	26,598
Construction	97,907	105,991	74,730	81,098	58,231
Land	10,708	10,524	10,373	49,521	50,864
Non-mortgage:
Commercial	5,305	5,505	5,305	5,000	5,000
Consumer	5,993	5,823	5,934	5,989	6,057

Total loans held for investment	11,446,431	11,298,299	11,067,038	11,284,531	11,622,931
Increase (decrease) for:
Undisbursed loan funds and net
deferred costs and premiums	64,899	65,067	96,216	96,796	121,132
Allowance for losses	(761,824)	(732,354)	(546,751)	(348,167)	(142,218)

Total loans held for investment, net	$10,749,506	$10,631,012	$10,616,503	$11,033,160	$11,601,845

Loans held for sale
Residential one-to-four units	$7,624	$85,854	$110,685	$103,320	$89,794
Net deferred costs and premiums	(16)	(146)	(362)	(109)	53
Capitalized basis adjustment (a)	65	(150)	(1,070)	173	381

Total loans held for sale, net	$7,673	$85,558	$109,253	$103,384	$90,228

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. Effective January 2008, we included the fair value of MSRs in the fair value of the interest rate lock derivatives in accordance with Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

          At September 30, 2008, approximately 90% of the real estate securing Downey’s loans was located in California. As a result, the value of the underlying collateral for a significant portion of our loans may be unfavorably impacted by adverse changes in the California economy and real estate market.

Page 6	Navigation Links

          The combined weighted average interest rate on loans held for investment and sale was 6.26% at September 30, 2008, 7.41% at December 31, 2007, and 7.45% at September 30, 2007. These rates exclude adjustments for non-accrual loans; amortization of net deferred costs to originate loans, premiums and discounts, troubled debt restructuring (“TDR”) yield adjustments; and prepayment and late fees.

          Most of Downey’s adjustable rate mortgages adjust the interest rate monthly and the payment amount annually. These monthly adjustable rate mortgages allow for negative amortization, which is the addition to loan principal of accrued interest that exceeds the required monthly loan payments. At September 30, 2008, loans subject to negative amortization represented 52% of Downey’s residential one-to-four unit adjustable rate portfolio held for investment, of which $318 million represented the amount of negative amortization included in the loan balance. This compares to 69% and $379 million, respectively, at December 31, 2007. During the third quarter of 2008, approximately 10% of our loan interest income represented negative amortization, down from 15% in the second quarter of 2008 and 26% from the year-ago third quarter.

          A summary of activity in the allowance for loan losses for loans held for investment during the quarters indicated follows:

	Real
(In Thousands)	Estate	Commercial	Consumer	Total

Balance at June 30, 2007	$68,794	$11	$302	$69,107
Provision	81,356	1	78	81,435
TDR yield adjustment (a)	-	-	-	-
Charge-offs	(8,323)	-	(45)	(8,368)
Recoveries	40	-	4	44

Balance at September 30, 2007	141,867	12	339	142,218
Provision	218,603	24	23	218,650
TDR yield adjustment (a)	(483)	-	-	(483)
Charge-offs	(12,185)	-	(35)	(12,220)
Recoveries	-	-	2	2

Balance at December 31, 2007	347,802	36	329	348,167
Provision	237,052	3	32	237,087
TDR yield adjustment (a)	(1,461)	-	-	(1,461)
Charge-offs	(37,015)	-	(28)	(37,043)
Recoveries	-	-	1	1

Balance at March 31, 2008	546,378	39	334	546,751
Provision	258,490	1	26	258,517
TDR yield adjustment (a)	(2,670)	-	-	(2,670)
Charge-offs	(70,219)	-	(26)	(70,245)
Recoveries	-	-	1	1

Balance at June 30, 2008	731,979	40	335	732,354
Provision (reduction)	130,400	(5)	35	130,430
TDR yield adjustment (a)	(3,352)	-	-	(3,352)
Charge-offs	(97,586)	-	(27)	(97,613)
Recoveries	-	-	5	5

Balance at September 30, 2008	$761,441	$35	$348	$761,824

(a) For TDRs of residential one-to-four unit loans that are not collateral dependent, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.
Page 7	Navigation Links

          A summary of activity in the allowance for loan losses for loans held for investment for the year-to-date periods indicated follows:

	Real
(In Thousands)	Estate	Commercial	Consumer	Total

Balance at December 31, 2006	$60,611	$14	$318	$60,943
Provision (reduction)	91,228	(2)	95	91,321
TDR yield adjustment (a)	-	-	-	-
Charge-offs	(10,263)	-	(81)	(10,344)
Recoveries	291	-	7	298

Balance at September 30, 2007	$141,867	$12	$339	$142,218

Balance at December 31, 2007	$347,802	$36	$329	$348,167
Provision (reduction)	625,942	(1)	93	626,034
TDR yield adjustment (a)	(7,483)	-	-	(7,483)
Charge-offs	(204,820)	-	(81)	(204,901)
Recoveries	-	-	7	7

Balance at September 30, 2008	$761,441	$35	$348	$761,824

(a) For TDRs of residential one-to-four unit loans that are not collateral dependent, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

          During the current quarter, our provision for loan losses totaled $130.4 million, up $49.0 million from a year ago. The increase in our provision for loan losses reflects continued weakening and uncertainty relative to the housing market and disruption in the secondary markets which have unfavorably impacted our borrowers and the value of their loan collateral. As a result, an increase in the allowance for loan losses was deemed appropriate. Included within the current quarter provision for loan losses was $25.7 million related to the specific allowance associated with certain troubled debt restructurings resulting from a borrower retention program. The allowance related to the troubled debt restructurings that are not collateral dependent is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for loan losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield, thereby decreasing the allowance balance, or as a reduction of the provision if the loan is prepaid.

          Net charge-offs to average loans was 3.62% in the current quarter, higher than the 0.43% in the fourth quarter of 2007 and 0.28% in the year-ago third quarter. The current quarter net charge-offs primarily related to residential one-to-four unit loans.

          For the first nine months of 2008, the provision for loan losses totaled $626.0 million and net charge-offs were $204.9 million. This compares with a $91.3 million provision for loan losses and net charge-offs of $10.0 million a year ago. The increase in the year-to-date provision for loan losses reflected the same underlying weaknesses as mentioned above.

          A summary of activity in the allowance for loan-related commitment losses for loans held for investment, included in accounts payable and accrued liabilities, during the quarters indicated follows:

	Real
(In Thousands)	Estate	Commercial	Consumer	Total

Balance at June 30, 2007	$1,244	$4	$43	$1,291
Provision for (reduction of) estimated losses	125	6	(4)	127

Balance at September 30, 2007	1,369	10	39	1,418
Reduction of estimated losses	(195)	(7)	(1)	(203)

Balance at December 31, 2007	1,174	3	38	1,215
Reduction of estimated losses	(217)	-	-	(217)

Balance at March 31, 2008	957	3	38	998
Provision for (reduction of) estimated losses	357	1	(1)	357

Balance at June 30, 2008	1,314	4	37	1,355
Provision for (reduction of) estimated losses	(139)	1	(1)	(139)

Balance at September 30, 2008	$1,175	$5	$36	$1,216

Page 8	Navigation Links

          A summary of activity in the allowance for loan-related commitment losses for loans held for investment, included in accounts payable and accrued liabilities, for the year-to-date periods indicated follows:

	Real
(In Thousands)	Estate	Commercial	Consumer	Total

Balance at December 30, 2006	$1,011	$3	$41	$1,055
Provision for (reduction of) estimated losses	358	7	(2)	363

Balance at September 30, 2007	$1,369	$10	$39	$1,418

Balance at December 31, 2007	$1,174	$3	$38	$1,215
Provision for (reduction of) estimated losses	1	2	(2)	1

Balance at September 30, 2008	$1,175	$5	$36	$1,216

          There were 3,355 impaired loans at September 30, 2008, compared with 1,003 at year end.

          The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

	Investment	Specific	Carrying
(In Thousands)	Value	Allowance	Value

September 30, 2007:
Loans with specific allowances	$8,201	$(721)	$7,480
Loans without specific allowances	3,316	-	3,316

Total impaired loans	$11,517	$(721)	$10,796

December 31, 2007:
Loans with specific allowances	$485,017	$(45,066)	$439,951
Loans without specific allowances	676	-	676

Total impaired loans	$485,693	$(45,066)	$440,627

March 31, 2008:
Loans with specific allowances	$778,728	$(66,801)	$711,927
Loans without specific allowances	636	-	636

Total impaired loans	$779,364	$(66,801)	$712,563

June 30, 2008:
Loans with specific allowances	$1,177,801	$(102,013)	$1,075,788
Loans without specific allowances	-	-	-

Total impaired loans	$1,177,801	$(102,013)	$1,075,788

September 30, 2008:
Loans with specific allowances	$1,476,573	$(133,140)	$1,343,433
Loans without specific allowances	-	-	-

Total impaired loans	$1,476,573	$(133,140)	$1,343,433

          At September 30, 2008, the recorded investment in loans for which we recognized impairment totaled $1.477 billion, up from $486 million at December 31, 2007 and $12 million at September 30, 2007. Of the current quarter total, $1.464 billion related to residential one-to-four unit loan TDRs with an allowance for loss of $131 million and $12 million related to two construction loans with an allowance for loss of $2 million. This is up from 2007 year-end totals of $441 million related to residential one-to-four unit loan TDRs with an allowance for loss of $39 million, $29 million related to one land loan with an allowance for loss of $4 million, $15 million related to two construction loans with an allowance for loss of $2 million, and $1 million related to one residential one-to-four unit loan with no allowance for loss; and up from the year-ago quarter total of $12 million with an allowance of less than $1 million. During the current quarter, the total interest recognized on the impaired portfolio was $27.0 million, compared to $19.9 million in the second quarter of 2008 and no interest recognized in the year-ago quarter.

          The aggregate amount of non-accrual loans that are in the foreclosure process, restructured, contractually past due 90 days or more as to principal or interest, or upon which interest collection is doubtful was $1.723 billion and $364 million at September 30, 2008 and 2007, respectively. Downey had $578 million of commitments to lend additional funds to borrowers whose loans were on non-accrual status. At September 30, 2008, Downey’s troubled debt restructurings were $1.452 billion, of which, $831 million were on non-accrual status, compared with troubled debt restructurings of $432 million with $432 million on non-accrual status at year end and $102 million troubled debt restructurings at September 30, 2007 all of which are on non-accrual status.

Page 9	Navigation Links

          Interest due on non-accrual loans, but excluded from interest income, was approximately $47.6 million at September 30, 2008, compared with $21.0 million at December 31, 2007 and $10.4 million at September 30, 2007.

          Downey has had, and expects in the future to have, transactions in the ordinary course of business with executive officers, directors and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related parties. In the opinion of management, those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features. At September 30, 2008, the Bank had extended loans to one director and his associates totaling $17.3 million, compared with $18.8 million and $16.7 million at December 31, 2007 and September 30, 2007, respectively. All such loans are performing in accordance with their loan terms.

          Presented below is a summary of activity with respect to such loans during the quarters indicated:

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Balance at beginning of period	$18,250	$18,579	$18,769	$16,713	$16,852
Additions	-	-	-	2,142	-
Repayments	(1,000)	(329)	(190)	(86)	(139)

Balance at end of period	$17,250	$18,250	$18,579	$18,769	$16,713

          Presented below is a summary of activity with respect to such loans for the year-to-date periods indicated:

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Balance at beginning of period	$18,769	$20,674
Additions	-	-
Repayments	(1,519)	(3,961)

Balance at end of period	$17,250	$16,713

NOTE (3) – Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans was $278 million at September 30, 2008, compared to $116 million and $60 million at December 31, 2007 and September 30, 2007, respectively.

          A summary of net operation of real estate acquired in settlement of loans included in Downey’s results of operations during the quarters indicated follows:

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Net (gains) losses on sales	$2,508	$760	$205	$739	$(392)
Net operating expense	9,591	8,667	4,099	2,726	1,998
Provision for estimated losses	19,329	14,712	19,892	1,118	2,058

Net operations of real estate acquired in

settlement of loans	$31,428	$24,139	$24,196	$4,583	$3,664

          A summary of net operation of real estate acquired in settlement of loans included in Downey’s results of operations for the year-to-date periods indicated follows:

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Net (gains) losses on sales	$3,473	$(797)
Net operating expense	22,357	3,079
Provision for estimated losses	53,933	2,621

Net operations of real estate acquired in settlement of loans	$79,763	$4,903

Page 10	Navigation Links

          Downey values real estate acquired through foreclosure at fair value less cost to sell, with any subsequent losses recorded as a direct write-off to net operations. Given the decline in home values in the residential market, we had a valuation allowance at quarter end of $11 million for our one-to-four unit residential properties acquired through foreclosure. This valuation allowance reflects recent loss experience from sales compared to their fair value prior to sale. As that loss experience changes over time, our estimate of this valuation allowance will be reassessed.

          The following table summarizes the activity in Downey’s allowance for real estate acquired in settlement of loans for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Balance at beginning of period	$17,592	$12,334	$-	$-	$-
Provision	19,329	14,712	19,892	1,118	2,058
Charge-offs	(25,850)	(9,454)	(7,558)	(1,118)	(2,058)
Recoveries	-	-	-	-	-

Balance at end of period	$11,071	$17,592	$12,334	$-	$-

          The following table summarizes the activity in Downey’s allowance for real estate acquired in settlement of loans for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Balance at beginning of period	$-	$-
Provision	53,933	2,621
Charge-offs	(42,862)	(2,621)
Recoveries	-	-

Balance at end of period	$11,071	$-

NOTE (4) – Mortgage Servicing Rights (“MSRs”)

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

(Dollars in Thousands)	MSRs	Deferred Tax Asset	Retained Earnings

Balance at December 31, 2007	$19,512	$122,086	$1,254,367
Remeasurement of MSRs upon adoption of SFAS 156	1,543	(651)	892

Balance at January 1, 2008	$21,055	$121,435	$1,255,259

Page 11	Navigation Links

          The following table summarizes the activity in MSRs using the fair value method and, prior to 2008, using the amortized cost method for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007

Balance at beginning of period	$23,558	$19,425	$21,973	$22,114	$21,707
Remeasurement of mortgage servicing rights
to fair value (a)	-	-	(918)	-	-

Adjusted balance at beginning of period	23,558	19,425	21,055	22,114	21,707
Additions (b)	901	1,557	1,122	945	1,394
Amortization	-	-	-	(1,085)	(950)
Sales	-	-	(262)	-	-
Impairment write-down	-	-	-	(1)	(37)
Changes in fair value due to:
Changes in valuation model inputs or
assumptions (c)	(1,038)	3,325	(1,751)	-	-
Other changes (d)	(607)	(749)	(739)	-	-

Balance at end of period	22,814	23,558	19,425	21,973	22,114

Allowance balance at beginning of period	-	-	2,461	265	88
Remeasurement of mortgage servicing rights
to fair value (a)	-	-	(2,461)	-	-

Adjusted balance at beginning of period	-	-	-	265	88
Provision for impairment	-	-	-	2,197	214
Impairment write-down	-	-	-	(1)	(37)

Allowance balance at end of period	-	-	-	2,461	265

Total mortgage servicing rights, net	$22,814	$23,558	$19,425	$19,512	$21,849

As a percentage of associated mortgage loans	0.91%	0.95%	0.80%	0.80%	0.90%
Fair value (e)	$22,814	$23,558	$19,425	$20,991	$23,935
Weighted average expected life (in months)	67	69	50	53	69
Custodial account earnings rate	3.23%	3.75%	3.72%	4.53%	4.57%
Weighted average discount rate	11.74	11.78	11.47	11.45	11.63

At period end
Mortgage loans serviced for others:
Total	$5,347,377	$5,435,529	$5,431,475	$5,525,357	$5,622,331
With capitalized mortgage servicing rights:(e)
Amount	2,495,492	2,471,000	2,428,098	2,436,278	2,419,432
Weighted average interest rate	5.89%	5.87%	5.88%	5.88%	5.83%
Total loans sub-serviced without mortgage
servicing rights: (f)
Term – less than six months	$96,428	$103,972	$69,810	$81,123	$76,870
Term – indefinite	2,751,711	2,857,191	2,933,567	2,995,119	3,112,895

Custodial account balances	$75,452	$67,710	$71,479	$81,778	$84,819

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
(f) Servicing is performed for a fixed fee per loan each month.
Page 12	Navigation Links

          The following table summarizes the activity in MSRs and its related allowance for the year-to-date periods indicated.

	Nine Months Ended September 30,

(Dollars in Thousands)	2008	2007

Balance at beginning of period	$21,973	$21,435
Remeasurement of mortgage servicing rights to fair value (a)	(918)	-

Adjusted balance at beginning of period	21,055	21,435
Additions (b)	3,580	4,661
Amortization	-	(2,941)
Sales	(262)	(868)
Impairment write-down	-	(173)
Changes in fair value due to:
Changes in valuation model inputs or assumptions (c)	536	-
Other changes (d)	(2,095)	-

Balance at end of period	22,814	22,114

Allowance balance at beginning of period	2,461	239
Remeasurement of mortgage servicing rights to fair value (a)	(2,461)	-

Adjusted balance at beginning of period	-	239
Provision for impairment	-	199
Impairment write-down	-	(173)

Allowance balance at end of period	-	265

Total mortgage servicing rights, net	$22,814	$21,849

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

Page 13	Navigation Links

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

	Expected	Custodial
	Prepayment	Accounts	Discount
(Dollars in Thousands)	Speeds	Rate	Rate	Combination

Increase rates 100 basis points: (a)
Increase (decrease) in fair value	$3,797	$1,419	$(541)	$3,795
Decrease rates 100 basis points: (b)
Increase (decrease) in fair value	(7,705)	(1,521)	552	(8,789)

(a) The weighted-average expected life of the MSRs portfolio becomes 88 months.
(b) The weighted-average expected life of the MSRs portfolio becomes 34 months.

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Net cash servicing fees	$1,797	$1,750	$1,765	$2,166	$1,657
Payoff and curtailment interest cost (a)	(208)	(350)	(471)	(544)	(787)
Change in fair value of mortgage servicing
rights due to:(b)
Change in valuation model inputs or
assumptions (c)	(1,038)	3,325	(1,751)	-	-
Other changes (d)	(607)	(749)	(739)	-	-
Amortization of mortgage servicing rights	-	-	-	(1,085)	(950)
Provision for impairment of mortgage
servicing rights	-	-	-	(2,197)	(214)

Total loan servicing income (loss), net	$(56)	$3,976	$(1,196)	$(1,660)	$(294)

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
(c) Reflects changes in assumptions for such items as discount rates and prepayment speeds.
(d) Represents changes due to realization of expected cash flows over time.
Page 14	Navigation Links

          The following table presents a breakdown of the components of loan servicing income (loss), net included in Downey’s results of operations for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Net cash servicing fees	$5,312	$4,862
Payoff and curtailment interest cost (a)	(1,029)	(3,241)
Change in fair value of mortgage servicing rights due to:(b)
Change in valuation model inputs or assumptions (c)	536	-
Other changes (d)	(2,095)	-
Amortization of mortgage servicing rights	-	(2,941)
Provision for impairment of mortgage servicing rights	-	(199)

Total loan servicing income (loss), net	$2,724	$(1,519)

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

NOTE (5) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)

Derivatives

          Downey offers short-term interest rate lock commitments to help attract potential home loan borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but do not obligate the potential borrower. Accordingly, some commitments never become loans and merely expire. The residential one-to-four unit interest rate lock commitments Downey ultimately expects to result in loans and sell in the secondary market are treated as derivatives. Consequently, as derivatives, the hedging of the interest rate lock commitments does not qualify for hedge accounting. Effective January 1, 2008, Downey adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, that specifically states the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Associated fair value adjustments to the notional amount of interest rate lock commitments and, beginning in 2008, the associated MSRs are recorded in current earnings under net gains on sales of loans and mortgage-backed securities with an offset to the balance sheet in either other assets, or accounts payable and accrued liabilities. Fair values for the notional amount of interest rate lock commitments are based on dealer quoted market prices acquired from third parties. Fair values for the associated MSRs are determined by computing the present value of the expected net servicing income from the portfolio by strata, determined by key characteristics of the underlying loans, primarily coupon interest rate and whether the loans have a fixed or variable rate. The carrying amount of loans held for sale includes a basis adjustment to the loan balance at funding resulting from the change in fair value of the interest rate lock derivative and, beginning in 2008, the associated MSRs from the date of rate lock to the date of funding. At September 30, 2008, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $26 million, with a change in fair value resulting in a recorded gain of $0.1 million.

          Downey does not generally enter into derivative transactions for purely speculative purposes.

Page 15	Navigation Links

Derivative Hedging Activities

          As part of its secondary marketing activities, Downey typically utilizes short-term loan forward sale and purchase contracts—derivatives—that mature in less than one year to offset the impact of changes in market interest rates on the value of residential one-to-four unit interest rate lock commitments and loans held for sale. In general, interest rate lock commitments associated with fixed rate loans require a higher percentage of loan forward sale contracts to mitigate interest rate risk than those associated with adjustable rate loans. Contracts designated as hedges for the forecasted sale of loans from the held for sale portfolio are accounted for as cash flow hedges because these contracts have a high correlation to the price movement of the loans being hedged (within a range of 80% - 125%). The measurement approach for determining the ineffective aspects of the hedge is established at the inception of the hedge. Changes in fair value of the notional amount of loan forward sale contracts not designated as cash flow hedges and the ineffectiveness of hedge transactions are recorded in net gains on sales of loans and mortgage-backed securities. Changes in expected future cash flows related to the fair value of the notional amount of loan forward sale contracts designated as cash flow hedges for the forecasted sale of loans held for sale are recorded in other comprehensive income (loss), net of tax, provided cash flow hedge requirements are met. The offset to these changes are recorded in the balance sheet as either other assets, or accounts payable and accrued liabilities. The amounts recorded in accumulated other comprehensive income (loss) will be recognized in the income statement when the hedged forecasted transactions impact earnings. Downey estimates that all of the related unrealized gains or losses in accumulated other comprehensive income will be reclassified into earnings within the next three months. Fair values for the notional amount of loan forward sale contracts are based on dealer quoted market prices acquired from third parties. At September 30, 2008, the notional amount of loan forward sale contracts amounted to $54 million, with a change in fair value resulting in a loss of $0.2 million, of which $7 million were designated as cash flow hedges. The notional amount of loan forward purchase contracts at September 30, 2008 amounted to $21 million, with a change in fair value resulting in a loss of $0.1 million.

          Downey has not discontinued any designated derivative instruments associated with loans held for sale due to a change in the probability of settling a forecasted transaction.

          In connection with its interest rate risk management, Downey from time to time enters into interest rate exchange agreements (“swap contracts”) with certain national investment banking firms or the Federal Home Loan Bank of San Francisco (“FHLB”) under terms that provide mutual payment of interest on the outstanding notional amount of swap contracts. These swap contracts help Downey manage the effects of adverse changes in interest rates on net interest income. Downey has interest rate swap contracts on which it pays variable interest based on the 3-month London Inter-Bank Offered Rate (“LIBOR”) while receiving fixed interest. The swaps were designated as a hedge against changes in the fair value of certain FHLB fixed rate advances due to changes in market interest rates. The payment and maturity dates of the swap contracts match those of the advances. This hedge effectively converts fixed interest rate advances into debt that adjusts quarterly to movements in 3-month LIBOR. Because the terms of the swap contracts match those of the advances, the hedge has no ineffectiveness and results are reported in interest expense. The fair value of interest rate swap contracts is based on dealer quoted market prices acquired from third parties and represents the estimated amount Downey would receive or pay upon terminating the contracts, taking into consideration current interest rates and the remaining contract terms. The fair value of the swap contracts is recorded on the balance sheet in either other assets or accounts payable and accrued liabilities. With no ineffectiveness, the recorded swap contract values will essentially act as fair value adjustments to the advances being hedged. At September 30, 2008, swap contracts with a notional amount totaling $430 million were outstanding and had a fair value gain of $0.1 million recorded on the balance sheet in other assets and as an increase to the advances being hedged.

          The following table summarizes Downey’s interest rate swap contracts at September 30, 2008.

		Weighted
	Notional	Average
(Dollars in Thousands)	Amount	Interest Rate	Term

Pay – Variable (3-month LIBOR)	$(100,000)	2.50%	March 2004 – October 2008
Receive – Fixed	100,000	3.20

Pay – Variable (3-month LIBOR)	(130,000)	2.58	March 2004 – October 2008
Receive – Fixed	130,000	3.21

Pay – Variable (3-month LIBOR)	(100,000)	2.73	March 2004 – November 2008
Receive – Fixed	100,000	3.26

Pay – Variable (3-month LIBOR)	(100,000)	2.78	March 2004 – November 2008
Receive – Fixed	100,000	3.27

Page 16	Navigation Links

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Net gains (losses) on non-qualifying hedge transactions	$(1,601)	$2,099	$(69)	$(460)	$(553)
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-	-	-	-
Less reclassification of realized hedge ineffectiveness	-	-	-	-	-

Total net gains (losses) recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	(1,601)	2,099	(69)	(460)	(553)
Other comprehensive income (loss)	127	593	(606)	(101)	(189)

Notional amount or balance at period end
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	$25,963	$54,095	$78,131	$53,250	$92,742
Associated loan forward sale contracts	47,392	57,837	94,676	57,924	94,567
Associated loan forward purchase contracts	21,000	4,000	13,000	-	10,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	7,673	85,558	109,253	103,384	90,228
Associated loan forward sale contracts	6,608	72,163	96,868	93,576	77,433
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	430,000	430,000	430,000	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed	430,000	430,000	430,000	430,000	430,000

(a) Amount represents the notional amount of the commitments or contracts reduced by an anticipated fallout factor for those commitments not expected to fund. The notional amount for interest rate lock commitments before the reduction of expected fallout was $38 million.

          The following table shows the impact from non-qualifying hedges and the ineffectiveness of cash flow hedges on net gains (losses) on sales of loans and mortgage-backed securities (i.e., SFAS 133 effect), as well as the impact to other comprehensive income (loss) from qualifying cash flow transactions for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Net gains on non-qualifying hedge transactions	$429	$564
Net gains on qualifying cash flow hedge transactions:
Unrealized hedge ineffectiveness	-	-
Less reclassification of realized hedge ineffectiveness	-	-

Total net gains recognized in sales of loans and
mortgage-backed securities (SFAS 133 effect)	429	564
Other comprehensive income (loss)	114	(335)

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

Page 17	Navigation Links

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

          The following is a summary of commitments with off-balance sheet risk at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Commitments to originate adjustable rate loans
held for investment	$138,092	$362,317	$524,978	$196,471	$211,277
Undisbursed loan funds and unused lines of credit	267,719	277,757	265,493	306,532	310,677

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

          Downey maintains an allowance for losses to provide for inherent losses for loan-related commitments associated with undisbursed loan funds and unused lines of credit. The allowance for losses on loan-related commitments was $1 million at September 30, 2008, December 31, 2007 and September 30, 2007.

Other Contractual Obligations

          Downey sells all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms of the note, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, Downey may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, Downey has no commitment to repurchase the loan. During the first nine months of 2008, Downey recorded repurchase or indemnification losses related to defects in the origination process of $0.7 million and repurchased $6 million of loans and $2 million of real estate acquired in settlement of loans.

          The loan and servicing sale contracts may also contain provisions to refund sales price premiums to the purchaser if the related loans prepay during a period of typically 90 days, but never more than 120 days, from the sale’s settlement date. Downey reserved less than $1 million at September 30, 2008, December 31, 2007 and September 30, 2007 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of September 30, 2008, Downey’s maximum sales price premium refund would be $1.9 million.

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

Page 18	Navigation Links

          At September 30, 2008, scheduled maturities of certificates of deposit, FHLB advances and other borrowings, senior notes and future operating minimum lease commitments were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$6,865,770	$614,856	$110,554	$-	$7,591,180
FHLB advances	935,061	500,000	675,000	-	2,110,061
Senior notes	-	-	-	198,593	198,593
Operating leases	5,473	7,542	2,386	344	15,745

Total other contractual obligations	$7,806,304	$1,122,398	$787,940	$198,937	$9,915,579

Litigation

Judicial Proceedings

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

          Two purported shareholder class actions, one brought on behalf of Waterford Township General Employees Retirement System, Case No. CV-08-03261, and the other brought on behalf of Stephen J. Mihalacki, Case No. SACV08-00609, were filed on May 16, 2008 and June 2, 2008, respectively, in the United States District Court for the Central District of California against Downey Financial Corp. (“Holding Company”) and certain of its current and former officers and certain former directors. The complaints, filed on behalf of all persons who purchased Holding Company common stock during October 16, 2006 to March 14, 2008, seek unspecified damages for alleged violation of federal securities laws, claiming that the defendants made misleading statements and omissions regarding Downey’s business and financial results, thereby artificially inflating the common stock price. Specifically, the plaintiffs contend that the defendants concealed that (a) the Bank’s portfolio of option ARMs contained millions of dollars worth of impaired and risky securities; (b) the Bank had been aggressive in acquiring loans from mortgage brokers that were highly risky; (c) the Bank had failed to properly account for highly leveraged loans; (d) the Bank had inadequate underwriting practices, which led to large numbers of loan defaults; and (e) the Bank had not adequately reserved for option ARM loans. A motion to consolidate the two actions was granted on August 14, 2008 with Waterford Township General Partnership Employees Retirement System as lead plaintiff. The plaintiffs filed a consolidated complaint on September 30, 2008 and, pursuant to a stipulation between the parties, have until November 12, 2008 to file a first amended consolidated complaint.

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

Page 19	Navigation Links

Consent Orders

          On September 5, 2008, the Holding Company and the Bank each entered into a Consent Order with the OTS, effective as of the same date. For more information, see Note 11 of Notes to the Consolidated Financial Statements on page 24.

NOTE (6) – Income Taxes

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

          Downey’s federal tax returns have been examined by the Internal Revenue Service (“IRS”) through 2005. Tax years subsequent to 2005 remain subject to federal examination, while state tax returns for years subsequent to 2003 are subject to examination by taxing authorities. When applicable, Downey classifies interest (net of tax) and penalties on the underpayment of taxes as income tax expense.

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

          Downey has recorded a valuation allowance of $216 million against its deferred tax asset of $235 million as of September 30, 2008, after considering all available evidence related to the amount of the tax asset that is more likely than not to be realized.

          Downey’s deferred tax asset resulted from a significant increase in its loan loss allowance. To the extent the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Given Downey’s recent operating losses, the valuation allowance recorded at September 30, 2008 reduces the deferred tax asset to the amount management deems more likely than not to be realized only through the carry back of tax losses to prior years’ federal tax returns.

          Since generally accepted accounting principles require Downey to spread its expected annual tax benefit across the entire year through an effective tax rate, we expect to continue realizing a tax benefit for the remainder of 2008, but at a lower-than-normal effective tax rate, due to the effect of the valuation allowance discussed above.

NOTE (7) – Employee Stock Option Plans and Restricted Grant

          During 1994, the Bank adopted and Downey’s stockholders approved the Downey Savings and Loan Association 1994 Long Term Incentive Plan (“LTIP”). The LTIP provided for the granting of stock appreciation rights, restricted stock, performance awards and other awards. The LTIP specified an authorization of 434,110 shares (adjusted for stock dividends and splits) of the Bank’s common stock available for issuance under the LTIP. Effective January 23, 1995, the Holding Company and the Bank executed an amendment to the LTIP by which the Holding Company adopted and ratified the LTIP such that shares of the Holding Company shall be issued upon exercise of options or payment of other awards, for which payment is to be made in stock, in lieu of the Bank’s common stock. The LTIP terminated in 2004; however, options granted and outstanding at termination remain exercisable until the specific termination date of the option. At September 30, 2008, options for 23,430 shares were outstanding, all of which were exercisable at a weighted average option price per share of $25.44, which represented at least the fair market value of such shares on the date the options were granted and expire at December 31, 2008. No other stock based plan exists.

          On September 16, 2008, in connection with the Chief Executive Officer’s commencement of employment at Downey, 1,226,994 shares of restricted stock in Downey were granted him by the Board of Directors. At the grant date, the stock had a fair value of $3.71 per share, which resulted in compensation expense for the current quarter of $52,000. During September 2008, all of Downey’s treasury stock of 381,239 was reissued at below cost to satisfy part of the stock grant. As of the date of the grant, the restricted stock was unvested. The CEO shall vest in the restricted stock at a rate of 25% each year and be fully vested in the restricted stock upon the fourth anniversary of the grant date.

Page 20	Navigation Links

NOTE (8) – Earnings (Loss) Per Share

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

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,

	2008			2007

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Loss	Outstanding	Amount	Loss	Outstanding	Amount

Basic loss per share	$(81,070)	27,960,478	$(2.89)	$(23,361)	27,853,783	$(0.84)
Effect of dilutive stock options (a)	-	-	-	-	-	-

Diluted loss per share	$(81,070)	27,960,478	$(2.89)	$(23,361)	27,853,783	$(0.84)

(a) For the three months ended September 30, 2008, there was no dilutive effect from our 23,430 outstanding stock options.

          The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the year-to-date periods indicated.

	Nine Months Ended September 30,

	2008			2007

		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
(Dollars in Thousands, Except Per Share Data)	Loss	Outstanding	Amount	Income	Outstanding	Amount

Basic earnings (loss) per share	$(547,686)	27,889,608	$(19.64)	$52,246	27,853,783	$1.87
Effect of dilutive stock options (a)	-	-	-	-	29,021	-

Diluted earnings (loss) per share	$(547,686)	27,889,608	$(19.64)	$52,246	27,882,804	$1.87

(a) For the nine months ended September 30, 2008, there was no dilutive effect from our 23,430 outstanding stock options.

NOTE (9) – Fair Value of Financial Instruments

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

Page 21	Navigation Links

          Downey’s valuation techniques used to measure fair value are as follows:

  Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
  Level 2 – Valuation is based upon quoted prices for similar instruments or assets in active markets, quoted prices for identical or similar instruments or assets in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
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

				September 30,
(In Thousands)	Level 1	Level 2	Level 3	2008

U.S. Treasury, government sponsored entities and other
investment securities, available for sale	$592,481	$-	$61	$592,542
Mortgage-backed securities available for sale	-	-	104	104
Mortgage servicing rights	-	-	22,814	22,814
Net derivative assets (liabilities)	-	(261)	135	(126)

Total	$592,481	$(261)	$23,114	$615,334

          The following table summarizes the activity in the Level 3 fair value category for the year-to-date period indicated.

			Net Unrealized
			Gains/(Losses)	Net
	At	Gains/(Losses)	In Other	Purchases	Transfers	At	Net
	December 31,	In Net	Comprehensive	Sales and	In/out of	September 30,	Unrealized
(In Thousands)	2007	Income (a)	Income	Settlements	Level 3	2008	Gains/(Losses)

U.S. Treasury, government sponsored
entities and other investment
securities, available for sale	$61	$-	$-	$-	$-	$61	$-
Mortgage-backed securities
available for sale	111	-	-	(7)	-	104	-
Mortgage servicing rights	19,512	5,659	-	(2,357)	-	22,814	536
Net derivative assets (liabilities)	198	(63)	-	-	-	135	135

Total	$19,882	$5,596	$-	$(2,364)	$-	$23,114	$671

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

					Gains/(Losses)
					for the Nine
					Months Ended
				At	September 30,
(In Thousands)	Level 1	Level 2	Level 3	September 30,	2008

Loans held for investment	$-	$-	$48,728	$48,728	$(11,871)
Real estate acquired in settlement of loans (a)	-	-	278,091	278,091	(57,406)
Investment in real estate and joint ventures	-	-	13,661	13,661	(19,899)

Total	$-	$-	$340,480	$340,480	$(89,176)

(a) Amount at September 30, 2008 is net of an $11 million valuation allowance related to Downey’s single family residential properties which reflects recent loss experience from sales compared to their fair value prior to sale.
Page 22	Navigation Links

NOTE (10) – Business Segment Reporting

          The following table presents the operating results and selected financial data by business segments for the periods indicated.

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Three months ended September 30, 2008
Net interest income	$75,998	$29	$-	$76,027
Provision for credit losses	130,291	-	-	130,291
Other income (loss)	78,820	(10,605)	-	68,215
Operating expense	102,325	330	-	102,655
Net intercompany income (expense)	3	(3)	-	-

Loss before income tax benefits	(77,795)	(10,909)	-	(88,704)
Income taxes (tax benefits)	(8,769)	1,135	-	(7,634)

Net loss	$(69,026)	$(12,044)	$-	$(81,070)

At September 30, 2008
Assets:
Loans and mortgage-backed securities, net	$10,757,283	$-	$-	$10,757,283
Investments in real estate and joint ventures	-	15,606	-	15,606
Other	2,004,305	11,356	(7,351)	2,008,310

Total assets	12,761,588	26,962	(7,351)	12,781,199

Equity	$771,714	$7,351	$(7,351)	$771,714

Three months ended September 30, 2007
Net interest income	$97,656	$314	$-	$97,970
Provision of credit losses	81,562	-	-	81,562
Other income (loss)	10,756	(7,720)	-	3,036
Operating expense	62,365	311	-	62,676
Net intercompany income (expense)	22	(22)	-	-

Loss before income tax benefits	(35,493)	(7,739)	-	(43,232)
Income tax benefits	(16,642)	(3,229)	-	(19,871)

Net loss	$(18,851)	$(4,510)	$-	$(23,361)

At September 30, 2007
Assets:
Loans and mortgage-backed securities, net	$11,692,185	$-	$-	$11,692,185
Investments in real estate and joint ventures	-	58,715	-	58,715
Other	2,710,006	30,420	(73,609)	2,666,817

Total assets	14,402,191	89,135	(73,609)	14,417,717

Equity	$1,444,226	$73,609	$(73,609)	$1,444,226

		Real Estate
(In Thousands)	Banking	Investment	Elimination	Totals

Nine months ended September 30, 2008
Net interest income	$242,465	$218	$-	$242,683
Provision for credit losses	626,035	-	-	626,035
Other income (loss)	105,483	(16,265)	-	89,218
Operating expense	279,204	968	-	280,172
Net intercompany income (expense)	71	(71)	-	-

Loss before income tax benefits	(557,220)	(17,086)	-	(574,306)
Income tax benefits	(25,229)	(1,391)	-	(26,620)

Net loss	$(531,991)	$(15,695)	$-	$(547,686)

Nine months ended September 30, 2007
Net interest income	$333,505	$1,038	$-	$334,543
Provision for credit losses	91,684	-	-	91,684
Other income (loss)	45,056	(6,807)	-	38,249
Operating expense	189,700	979	-	190,679
Net intercompany income (expense)	53	(53)	-	-

Income (loss) before income taxes (tax benefits)	97,230	(6,801)	-	90,429
Income taxes (tax benefits)	41,044	(2,861)	-	38,183

Net income (loss)	$56,186	$(3,940)	$-	$52,246

Page 23	Navigation Links

NOTE (11) – Regulatory Consent Orders, Liquidity and Capital Adequacy

          On September 5, 2008, the Holding Company and the Bank each entered into a Consent Order with the OTS, effective as of the same date. The Bank Order requires the Bank to, among other things:

  meet and maintain a minimum Tier I Core Capital ratio of 7% and a minimum Total Risk-Based Capital ratio of 14% at each quarter-end;
  submit to the OTS an updated capital augmentation and strategy plan addressing how the Bank will meet and maintain the foregoing capital ratios and that provides for the raising of new equity and a capital infusion by no later than December 31, 2008, together with an alternative strategy to meet and maintain the Bank’s capital and ensure its safe and sound operation if the plan to raise additional capital is not successful;
  submit for OTS approval within prescribed time periods (i) a comprehensive classified asset reduction plan, (ii) a real estate owned disposition plan, (iii) an updated business plan containing strategies for a reduction in concentration of payment option adjustable rate mortgage and stated income loans and (iv) a plan to strengthen executive management;
  notify, or in certain cases receive the approval or non-objection of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposits during the quarter; (ii) making certain changes to its directors or senior executive officers; (iii) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any director or senior executive officer of the Bank; (iv) making any golden parachute or prohibited indemnification payments; (v) paying dividends or making other capital distributions; and (vi) entering into certain transactions with affiliates;
  refrain from any unsafe and unsound practices regarding lending and from resuming payment option adjustable rate mortgage or stated income lending programs; and
  comply with the OTS’ most recent report of examination with respect to the Bank.

          In light of the capital directive set forth in the Bank Consent Order, the Bank is deemed to be “adequately capitalized” rather than “well capitalized” despite exceeding all “well capitalized” regulatory ratios.

          Notwithstanding that portion of the Bank Consent Order requiring the raising of new equity and a capital infusion by no later than December 31, 2008, bank regulators could take enforcement action before that date, which could include placing the Bank into receivership.

          The Consent Order that the Holding Company entered into requires it to notify, or in certain cases receive the approval or non-objection of, the OTS prior to (i) accepting or requesting that the Bank pay or make, or commit to pay or make, any dividends or other capital distributions; (ii) making certain changes to its directors or senior executive officers; (iii) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any director or senior executive officer of the Holding Company; (iv) making any golden parachute payments or prohibited indemnification payments; and (v) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity.

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

          In addition to its deposits, our principal source of liquidity is our ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the FHLB. At September 30, 2008, the Bank’s FHLB borrowings totaled $2.1 billion, representing 16.5% of total assets. The Bank currently is approved by the FHLB to borrow up to a maximum of $3.0 billion to the extent it provides qualifying collateral, providing the Bank with an additional $0.9 billion of borrowing capacity from the FHLB as of September 30, 2008. The amount the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for the same collateral may be adjusted upwards or downwards by the FHLB from time to time. The Bank also is approved to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco subject to the amount of qualifying collateral it pledges. The Bank views the Federal Reserve Bank of San Francisco as a back-up source of liquidity. As of September 30, 2008 the Bank had no outstanding

Page 24	Navigation Links

borrowings from the Federal Reserve Bank of San Francisco and the Bank’s available qualifying collateral would have permitted it to borrow up to an additional $1.1 billion. Neither the FHLB nor the Federal Reserve Bank of San Francisco is obligated to lend to us under these loan facilities. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize additional borrowing capacity from its FHLB and Federal Reserve Bank borrowing arrangements. However, if elevated levels of net deposit outflows occur, the Bank’s usual sources of liquidity could become depleted, and the Bank would be required to raise additional capital or enter into new financing arrangements to satisfy its liquidity needs. In the current economic environment, there are no assurances that we would be able to raise additional capital or enter into additional financing arrangements. As a result of being “adequately capitalized” rather than “well capitalized,” the Bank is subject to restrictions on accepting brokered deposits, which have not historically been a significant part of the Bank’s deposit base, and upper limits on interest rates the Bank may pay on deposits.

          As of September 30, 2008, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $216 million, of which $38 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $268 million, loan forward purchase contracts of $21 million and operating leases of $16 million. Subsequent to September 30, 2008, we closed our wholesale lending channel which traditionally provided about 80% of our single family loan originations and scaled back our retail loan channel. Therefore, loan origination volumes will decline in future periods. For further information, see Note 5 of Notes to the Consolidated Financial Statements on page 15.

          Limitations imposed by the OTS currently prohibit the Bank from providing a dividend to the Holding Company without the prior written approval of the OTS, and currently prohibit the Holding Company from paying a dividend without the prior non-objection of the OTS. At September 30, 2008, the Holding Company’s liquid assets, including amounts deposited with the Bank, totaled $11 million, down from $102 million at the end of 2007 due primarily to $80 million in capital contributions made to the Bank. In addition, the Holding Company may not issue new debt or renew existing debt without the prior non-objection of the OTS. At this time, there is no other source of repayment of the senior notes. Absent additional capital, the Holding Company will default on the notes within a year.

          Downey’s stockholders’ equity totaled $772 million at September 30, 2008, down from $1.3 billion at December 31, 2007 and $1.4 billion at September 30, 2007. No future dividends will be paid without the prior non-objection of the OTS.

Capital Adequacy

          At September 30, 2008, the Bank was above the minimum capital ratios required by its Consent Order, with core and tangible capital ratios of 7.48% and a total risk-based capital ratio of 14.50%. In addition, the Bank’s Consent Order requires the Bank to complete a capital raising initiative by December 31, 2008. As a direct result of these requirements, during the quarter, we sold certain non-core real estate assets to a third party resulting in an enhancement to the Bank’s regulatory capital of $109 million and the Holding Company made a capital contribution of $30 million. These capital enhancements were more than offset by the net loss recorded in the current quarter. Based on the Bank’s current and projected levels of capital, the Bank anticipates that it will not be able to satisfy the Tier I Core Capital and Total Risk-Based Capital minimum ratios of its Consent Order as of December 31, 2008, unless it raises additional capital on or prior to that date. In the current economic environment, there is a significant risk that the Bank will not be able to raise sufficient additional capital to ensure compliance with the capital requirements of the Bank Consent Order by year-end. For more information, see “Part II – Other Information – Item 1A. – Risk Factors – If we do not raise additional capital by December 31, 2008, it is highly unlikely that we will be in compliance with the capital requirements of the Bank Consent Order at year-end, which could have a material adverse effect upon us.” on page 77.

Going Concern

          The circumstances described above, raise substantial doubt concerning the ability of the Holding Company and the Bank to continue as going concerns for a reasonable period of time.

Page 25	Navigation Links

NOTE (12) – Recently Issued Accounting Standards

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

NOTE (13) – Subsequent Event

          On October 16, 2008, the Bank closed its Wholesale Loan Department and the loan processing centers supporting that Department, and began contracting its Retail Loan Department. For more information, see “Capital Resources and Liquidity” on page 70.

Page 26	Navigation Links

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements do not relate strictly to historical information or current facts. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Our actual results or outcomes may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, new, changed or increased regulatory restrictions, pending or threatened litigation, a decrease in our customers, including a decrease in our deposit base, the possible loss of key personnel, the inability to successfully implement strategic initiatives, changes in deposit flows and loan demand, limitations on our ability to borrow to fund our assets and operations, risk of credit losses, risk associated with residential mortgage lending, risk associated with a slowdown in the housing market or high interest rates, fluctuations in interest rates, credit quality, the outcome of ongoing audits, taxing authorities and government regulation and factors, identified under part II – Other Information Item 1A. Risk Factors on page77 and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law. We are not able to make any assurances, including but not limited to any assurances that the increased rate of sale of foreclosed homes will continue in future periods, that the rate of deposit withdrawals will not increase in future periods, that the percentage of unsold homes in escrow or under negotiation will be representative of the number or percentage of homes sold in future periods, we will have adequate liquidity in future periods, capital levels will exceed levels required by our regulators in future periods or that we will be able to meet other requirements imposed by our regulators.

OVERVIEW

          A net loss was recorded for the third quarter of 2008 of $81.1 million or $2.89 per share on a diluted basis, compared with a net loss of $23.4 million or $0.84 per share in the year-ago third quarter.

          The $45.5 million unfavorable change in pre-tax loss between third quarters was due primarily to:

  A $48.7 million or 59.7% increase in provision for credit losses primarily due to a higher level of delinquent loans and an increase in loss severity from the continuing decline in housing values that provide the underlying collateral for our loans;
  A $40.0 million or 63.8% increase in operating expense, of which approximately 69% was due to higher costs related to the operation of real estate acquired in settlement of loans, with the balance of the increase primarily associated with higher deposit insurance premiums, professional fees and consulting fees; and
  A $21.9 million or 22.4% decline in net interest income due to both a lower level of interest-earning assets and a lower effective interest rate spread.

These unfavorable items were partially offset by an increase in other income of $65.2 million primarily due to the sale of non-core real estate related contracts.

          For the first nine months of 2008, the net loss totaled $547.7 million or $19.64 per share on a diluted basis, compared with net income of $52.2 million or $1.87 per share on a diluted basis for the first nine months of 2007. The decline primarily reflected an increase in our provision for credit losses, lower net interest income and higher operating expenses.

          For the third quarter, our return on average assets was a negative 2.42%, and our return on average equity was a negative 39.04%. These compare to year-ago negative returns of 0.64% on average assets and 6.36% on average equity. For the nine months ended September 30, 2008, our return on average assets was a negative 5.51%, and our return on average equity was a negative 69.68%. These compare to year-ago positive returns of 0.46% on average assets and 4.82% on average equity.

Page 27	Navigation Links

          At September 30, 2008, assets totaled $12.781 billion, down $1.637 billion or 11.4% from a year ago. During the current quarter, assets increased $149 million. Our cash and cash equivalents increased $460 million during the quarter reflecting a cautionary measure relative to our liquidity given depositor and market place concerns as various banks failed during the period. In addition, the increase in total assets reflected an increase of $118 million in loans held for investment, $54 million in Federal Home Loan Bank stock, and $33 million in other assets. Those asset increases were partially offset by declines of $406 million in investment securities, $78 million in loans held for sale and $48 million in investments in real estate and joint ventures. Included within loans held for investment at quarter end were $5.715 billion of single family adjustable rate mortgages subject to negative amortization, down $527 million from June 30, 2008. These loans comprised 52% of the single family residential loan portfolio held for investment at quarter end, compared with 74% a year ago. The amount of negative amortization included in loan balances declined $27 million during the current quarter to $318 million or 5.6% of loans subject to negative amortization. During the current quarter, approximately 10% of loan interest income represented negative amortization, down from 15% in the second quarter 2008 and 26% in the year-ago third quarter.

          Loan originations (including purchases) totaled $804 million in the current quarter, up $110 million or 15.8% from $694 million originated a year ago but down from $1.027 billion originated in the second quarter of 2008. Single family residential loans originated for portfolio increased $128 million or 29.6% from a year ago to $560 million, while other loans originated for portfolio increased $79 million to $96 million in the current quarter. Those increases were partially offset by a decline in loans originated for sale, which declined $98 million or 39.8% to $147 million.

          Not included in the above originations are loans for which we modify the terms of a borrower’s loan. During the current quarter, we modified $157 million of loans associated with our borrower retention program, wherein the borrower was current with their loan payments and the new interest rate was no less than that afforded new borrowers, and an additional $149 million of loans at below market interest rates in loan workout situations. All of the portfolio retention modifications were adjustable rate loans, which permitted negative amortization, that were modified into five-year interest-only adjustable rate loans with interest rates that adjust semi-annually but do not permit negative amortization. Most of the other modifications were modified for a two year period into a fixed rate interest-only product.

          Deposits totaled $9.618 billion at quarter end, down $1.044 billion or 9.8% from a year ago. At quarter end, the number of branches totaled 175 (170 in California and five in Arizona). At quarter end, the average deposit size of our 85 traditional branches was $89 million, while the average deposit size of our 90 in-store branches was $23 million. During the current quarter, borrowings increased by $487 million and represented 18% of total assets at quarter end.

          Non-performing assets increased during the quarter by $44 million to $2.002 billion and represented 15.66% of total assets, compared with 7.77% at year-end 2007 and 2.94% a year ago. Virtually all of the increase in the current quarter was related to our single family residential lending activity. Included in non-performing assets are loans modified pursuant to our borrower retention program. This program was initiated at the beginning of the third quarter of 2007 to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loan that permitted negative amortization to a less costly financing alternative. To the extent borrowers whose loans were modified as part of this program are current with their loan payments and included in non-performing assets, it is relevant to distinguish those from total non-performing assets because, unlike other loans classified as non-performing assets, these loans are paying interest at interest rates no less than those afforded new borrowers. At September 30, 2008, 72% of such borrowers had made all loan payments due. Accordingly, the 15.66% ratio of non-performing assets to total assets includes 3.20% related to performing troubled debt restructurings resulting in an adjusted ratio of 12.46%.

          At September 30, 2008, Downey Financial Corp.’s primary subsidiary, Downey Savings and Loan Association, F.A. (the “Bank”), had core and tangible capital ratios of 7.48%, and a total risk-based capital ratio of 14.50%. In each case, these ratios exceeded the minimum regulatory capital ratios required to be maintained by the Bank of 7.00% for core and tangible and 14.00% for risk-based. The Bank’s regulatory capital position was enhanced during the current quarter by $109 million from the sale of certain non-core real estate assets, and a $30 million contribution of equity from Downey Financial Corp. (the “Holding Company”). These were more than offset by the net loss recorded in the current quarter. For more information, see Note 11 of Notes to the Consolidated Financial Statements on page 24.

Page 28	Navigation Links

          In light of the current operating environment and Downey’s recent quarterly losses, the Holding Company and the Bank have continued to work closely with the Bank’s federal banking regulators. On September 5, 2008, the Holding Company and the Bank each entered into a Consent Order with the OTS, effective as of the same date. The Bank Order requires the Bank to, among other things:

  meet and maintain a minimum Tier I Core Capital ratio of 7% and a minimum Total Risk-Based Capital ratio of 14% at each quarter-end;
  submit to the OTS an updated capital augmentation and strategy plan addressing how the Bank will meet and maintain the foregoing capital ratios and that provides for the raising of new equity and a capital infusion by no later than December 31, 2008, together with an alternative strategy to meet and maintain the Bank’s capital and ensure its safe and sound operation if the plan to raise additional capital is not successful;
  submit for OTS approval within prescribed time periods (i) a comprehensive classified asset reduction plan, (ii) a real estate owned disposition plan, (iii) an updated business plan containing strategies for a reduction in concentration of payment option adjustable rate mortgage and stated income loans and (iv) a plan to strengthen executive management;
  notify, or in certain cases receive the approval or non-objection of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposits during the quarter; (ii) making certain changes to its directors or senior executive officers; (iii) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any director or senior executive officer of the Bank; (iv) making any golden parachute or prohibited indemnification payments; (v) paying dividends or making other capital distributions; and (vi) entering into certain transactions with affiliates;
  refrain from any unsafe and unsound practices regarding lending and from resuming payment option adjustable rate mortgage or stated income lending programs; and
  comply with the OTS’ most recent report of examination with respect to the Bank.

          In light of the capital directive set forth in the Bank Consent Order, the Bank is deemed to be “adequately capitalized” rather than “well capitalized” despite exceeding all “well capitalized” regulatory ratios.

          Notwithstanding that portion of the Bank Consent Order requiring the raising of new equity and a capital infusion by no later than December 31, 2008, bank regulators could take enforcement action before that date, which could include placing the Bank into receivership.

          The Consent Order that the Holding Company entered into requires it to notify, or in certain cases receive the approval or non-objection of, the OTS prior to (i) accepting or requesting that the Bank pay or make, or commit to pay or make, any dividends or other capital distributions; (ii) making certain changes to its directors or senior executive officers; (iii) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any director or senior executive officer of the Holding Company; (iv) making any golden parachute payments or prohibited indemnification payments; and (v) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity.

          The circumstances described in Note 11 (page 24) and in Risk Factors (page 77), raise substantial doubt concerning the ability of the Holding Company and the Bank to continue as going concerns for a reasonable period of time.

Page 29	Navigation Links

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

          In addition to those critical accounting policies addressed in Downey’s Annual Report on Form 10-K for the year ended December 31, 2007, we have added:

  the calculation of our income tax provision and related tax accruals as they could have a material impact on the future value of assets and liabilities and our results of operations. Accrued income taxes represent the estimated amounts due or to be received from the various taxing jurisdictions where we have established a business presence. The balance also includes, when appropriate, a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficient based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. The provision for income taxes is based on amounts reported in the consolidated statements of income which are adjusted to reflect the permanent and temporary differences in the tax and financial accounting for certain assets and liabilities. Deferred income taxes represent the tax effect of the basis differences in tax and financial reporting arising from temporary differences in accounting treatment. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including our current and future tax outlook. To the extent a deferred tax asset is not considered "more likely than not" to be realized, a valuation allowance is established. At September 30, 2008, we recorded a valuation allowance of $216 million against our deferred tax assets of $235 million.
  the valuation of real estate acquired in settlement of loans. Real estate acquired through foreclosure is recorded at fair value less cost to sell on the date of foreclosure and any subsequent fair value changes are recorded in net operations, with a corresponding charge to the asset value. Fair value is measured based on the lower of the sales price, an appraisal or the list price and an additional loss allowance may be established based on current market trends. List prices are determined based on Management’s estimate of value and take into consideration sources of value such as a broker’s price opinion, internal appraisal review and market trends. At September 30, 2008, it was deemed necessary to maintain an allowance for losses of $11 million against our single family residential real estate acquired in settlement of loans based on recent loss experience from sales compared to their fair values prior to sale. For further information, see Note 3 on page 10 of Notes to the Consolidated Financial Statements and Problem Loans and Real Estate on page 60.

          Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

Page 30	Navigation Links

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

          Our net interest income totaled $76.0 million in the third quarter of 2008, down $21.9 million or 22.4% from a year ago, reflecting a $1.828 billion or 13.0% decline in average interest-earning assets to $12.214 billion and a decline in our effective interest rate spread. The average effective interest rate spread was 2.49% in the current quarter, down 0.30% from a year ago and 0.24% from the second quarter of 2008. The decline in the current quarter effective interest spread from a year ago primarily reflected the negative impact of a higher proportion of non-performing assets. The decline in our effective interest spread from the second quarter of 2008 reflected both a higher level of non-performing assets as well as an increase in non-interest bearing cash related assets for liquidity purposes funded with interest-bearing liabilities.

          For the first nine months of 2008, net interest income totaled $242.7 million, down $91.9 million or 27.5% from the year-ago period. The decline was due to lower interest-earning assets and a lower effective interest rate spread in the current period.

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
Page 31	Navigation Links

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

	Three Months Ended September 30,

	2008			2007

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$463	0.02%		$8,542	0.29%
Write-off of deferred costs and
premiums from loan payoffs		(3,391)	(0.13)		(16,315)	(0.55)
All other		157,407	5.84		216,087	7.22

Total loans	$10,783,449	154,479	5.73	$11,973,516	208,314	6.96
Mortgage-backed securities	105	2	4.78	113	3	5.77
Investment securities (a)	1,430,431	14,587	4.06	2,068,187	27,557	5.29

Total interest-earnings assets	12,213,985	$169,068	5.54%	14,041,816	$235,874	6.72%
Non-interest-earning assets	1,158,650			485,648

Total assets	$13,372,635			$14,527,464

Transaction accounts:
Non-interest-bearing checking (b)	$766,544	$-	-%	$730,179	$-	-%
Interest-bearing checking (b)	400,758	1,142	1.13	470,516	340	0.29
Money market	108,361	280	1.03	139,808	367	1.04
Regular passbook	864,663	1,952	0.90	1,117,084	2,660	0.94

Total transaction accounts	2,140,326	3,374	0.63	2,457,587	3,367	0.54
Certificates of deposit	7,564,088	64,352	3.38	8,455,461	105,147	4.93

Total deposits	9,704,414	67,726	2.78	10,913,048	108,514	3.94
FHLB advances and other borrowings (c)	2,538,497	22,010	3.45	1,766,933	26,088	5.86
Senior notes	198,565	3,305	6.66	198,381	3,302	6.66

Total deposits and borrowings	12,441,476	93,041	2.98	12,878,362	137,904	4.25
Other liabilities	100,624			179,944
Stockholders’ equity	830,535			1,469,158

Total liabilities and stockholders’ equity	$13,372,635			$14,527,464

Net interest income/interest rate spread		$76,027	2.56%		$97,970	2.47%
Excess of interest-earning assets over
deposits and borrowings	$(227,491)			$1,163,454
Effective interest rate spread			2.49			2.79

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
Page 32	Navigation Links

	Nine Months Ended September 30,

	2008			2007

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Average balance sheet data
Interest-earning assets:
Loans:
Loan prepayment fees		$3,632	0.04%		$47,937	0.50%
Write-off of deferred costs and
premiums from loan payoffs		(15,669)	(0.19)		(66,454)	(0.69)
All other		505,230	6.21		709,386	7.37

Total loans	$10,854,805	493,193	6.06	$12,829,398	690,869	7.18
Mortgage-backed securities	108	8	5.45	127	9	5.85
Investment securities (a)	1,520,402	53,043	4.66	1,781,837	71,040	5.33

Total interest-earnings assets	12,375,315	$546,244	5.89%	14,611,362	$761,918	6.95%
Non-interest-earning assets	874,532			478,398

Total assets	$13,249,847			$15,089,760

Transaction accounts:
Non-interest-bearing checking (b)	$704,296	$-	-%	$762,050	$-	-%
Interest-bearing checking (b)	436,960	2,208	0.67	481,867	1,117	0.31
Money market	126,724	982	1.04	145,141	1,128	1.04
Regular passbook	973,320	6,687	0.92	1,183,810	8,423	0.95

Total transaction accounts	2,241,300	9,877	0.59	2,572,868	10,668	0.55
Certificates of deposit	7,793,586	233,170	4.00	8,742,787	323,309	4.94

Total deposits	10,034,886	243,047	3.24	11,315,655	333,977	3.95
FHLB advances and other borrowings (c)	1,832,461	50,601	3.69	1,909,513	83,494	5.85
Senior notes	198,520	9,913	6.66	198,334	9,904	6.66

Total deposits and borrowings	12,065,867	303,561	3.36	13,423,502	427,375	4.26
Other liabilities	135,922			219,667
Stockholders’ equity	1,048,058			1,446,591

Total liabilities and stockholders’ equity	$13,249,847			$15,089,760

Net interest income/interest rate spread		$242,683	2.53%		$334,543	2.69%
Excess of interest-earning assets over
deposits and borrowings	$309,448			$1,187,860
Effective interest rate spread			2.61			3.05

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008 Versus 2007				2008 Versus 2007
	Changes Due To				Changes Due To

			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net

Interest income:
Loans	$(20,705)	$(36,786)	$3,656	$(53,835)	$(106,333)	$(107,959)	$16,616	$(197,676)
Mortgage-backed securities	(1)	-	-	(1)	(1)	-	-	(1)
Investment securities	(8,523)	(6,429)	1,982	(12,970)	(10,395)	(8,909)	1,307	(17,997)

Change in interest income	(29,229)	(43,215)	5,638	(66,806)	(116,729)	(116,868)	17,923	(215,674)

Interest expense:
Transaction accounts:
Interest-bearing checking	(50)	1,001	(149)	802	(104)	1,318	(123)	1,091
Money market	(82)	(5)	-	(87)	(147)	-	1	(146)
Regular passbook	(605)	(133)	30	(708)	(1,492)	(297)	53	(1,736)

Total transaction accounts	(737)	863	(119)	7	(1,743)	1,021	(69)	(791)
Certificates of deposit	(11,133)	(33,159)	3,497	(40,795)	(35,019)	(61,833)	6,713	(90,139)

Total interest-bearing deposits	(11,870)	(32,296)	3,378	(40,788)	(36,762)	(60,812)	6,644	(90,930)
FHLB advances and other
borrowings	11,563	(10,887)	(4,754)	(4,078)	(3,373)	(30,765)	1,245	(32,893)
Senior notes	3	-	-	3	9	-	-	9

Change in interest expense	(304)	(43,183)	(1,376)	(44,863)	(40,126)	(91,577)	7,889	(123,814)

Change in net interest income	$(28,925)	$(32)	$7,014	$(21,943)	$(76,603)	$(25,291)	$10,034	$(91,860)

Provision for Credit Losses

           During the current quarter, our provision for credit losses totaled $130.3 million, up $48.7 million from a year ago. The increase in our provision for credit losses reflects continued weakening and uncertainty relative to the housing market and disruption in the secondary markets which have unfavorably impacted our borrowers and the value of their loan collateral.

          For the first nine months of 2008, the provision for credit losses totaled $626.0 million, compared with $91.7 million a year ago. For further information, see Allowance for Credit and Real Estate Losses on page 65.

Other Income

          Other income totaled $68.2 million in the current quarter, up $65.2 million from a year ago primarily due to a $70.0 million gain from the sale of certain non-core real estate contracts. Offsetting contributors to this increase between third quarters was:

  A $2.9 million unfavorable change in income from investments in real estate and joint ventures; and
  A $1.8 million decline in net gains on sale of loans and mortgage-backed securities, reflecting a decline in loans sold, partially offset by a higher gain per dollar of loan sold.
Page 34	Navigation Links

          For the first nine months of 2008, other income totaled $89.2 million, up $51.0 million or 133.3% from a year ago. The increase primarily reflected the current period gain from the sale of certain non-core real estate contracts, partially offset by unfavorable changes in net gains from sales of loans and mortgage-backed securities and income from real estate and joint ventures held for investment.

          Below is a further detailed discussion of the major other income categories.

Loan and Deposit Related Fees

          Our loan and deposit related fees totaled $8.2 million in the current quarter, down $0.8 million from a year ago. The decline was primarily related to lower automated teller machine fees.

          The following table presents a breakdown of loan and deposit related fees during the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Loan related fees	$445	$377	$422	$467	$572
Deposit related fees:
Automated teller machine fees	1,747	1,859	1,997	2,285	2,287
Other fees	5,960	5,968	5,820	6,215	6,054

Total loan and deposit related fees	$8,152	$8,204	$8,239	$8,967	$8,913

          For the first nine months of 2008, loan and deposit related fees totaled $24.6 million, down $2.5 million from the same period of 2007. The decline was primarily related to lower automated teller machine fees of $1.4 million or 20.3% and loan related fees of $1.0 million or 44.2%.

          The following table presents a breakdown of loan and deposit related fees during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Loan related fees	$1,244	$2,233
Deposit related fees:
Automated teller machine fees	5,603	7,032
Other fees	17,748	17,822

Total loan and deposit related fees	$24,595	$27,087

Real Estate and Joint Ventures Held for Investment

          A loss of $10.7 million was recorded from our real estate and joint ventures held for investment, compared to a loss of $7.9 million a year ago. The $2.8 million unfavorable change is primarily related to current quarter net losses from sales of wholly owned real estate of $2.4 million. Both the current quarter and the year-ago quarter included writedowns associated with declines in the value of single family lots in which we are a joint venture partner. In the current quarter, the writedown is recorded in provision for losses on real estate and joint ventures, whereas in the year-ago quarter the writedown appears in deficit in net loss from joint ventures.

Page 35	Navigation Links

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Net rental operations and income from community
development funds	$(127)	$133	$331	$(49)	$576
Net gains (losses) on sales of wholly owned real estate
estate	(2,388)	6,129	-	-	-
Equity (deficit) in net income (loss) from
joint ventures	(181)	(79)	(945)	681	(8,492)
(Provision for) reduction of losses on real estate
and joint ventures	(8,053)	(11,454)	9	10	24

Total income (loss) from real estate and
joint ventures held for investment, net	$(10,749)	$(5,271)	$(605)	$642	$(7,892)

          For the first nine months of 2008, a loss of $16.6 million was recorded from real estate and joint ventures held for investment, compared to a loss of $7.5 million a year ago. The unfavorable change primarily reflected an increase in the writedowns of single family lots in which we are a joint venture partner, partially offset by net gains from sales.

          The following table sets forth the key components comprising our income from real estate and joint venture operations during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Net rental operations and income from community development funds	$337	$1,170
Net gains on sales of wholly owned real estate	3,741	22
Deficit in net loss from joint ventures	(1,205)	(8,390)
Provision for losses on real estate and joint ventures	(19,498)	(329)

Total loss from real estate and joint ventures held for investment, net	$(16,625)	$(7,527)

Secondary Marketing Activities

          We service loans for others and those activities generated a loss of $0.1 million in the current quarter, down from a loss of $0.3 million in the year-ago quarter. This primarily reflected a $0.6 million favorable change in payoff and curtailment interest cost, partially offset by a $0.5 million unfavorable change from the measurement of MSRs to fair value. Payoff and curtailment interest costs represent the difference between the contractual obligation to pay interest to the investor for an entire month and the actual interest received when a loan prepays prior to the end of the month. Loan servicing income (loss), net does not reflect the interest income we derive from the use of those loan repayments as it is included in net interest income.

          Effective January 1, 2008, we adopted the fair value provision of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”) and remeasured our MSRs at fair value. For further information regarding the adoption of SFAS 156 and our MSRs, see Note 4 of Notes to Consolidated Financial Statements on page 11.

          At September 30, 2008, MSRs totaled $23 million or 0.91% of the $2.495 billion of associated loans serviced for others, up $1 million from the year ago balance accounted for under the amortized cost method. In addition to the loans we serviced for others with capitalized MSRs, at September 30, 2008, we serviced $2.848 billion of loans on a sub-servicing basis where we receive a fixed fee per loan, with no risk associated with changing MSR values.

Page 36	Navigation Links

          The following table presents a breakdown of the components of our loan servicing income (loss), net for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Net cash servicing fees	$1,797	$1,750	$1,765	$2,166	$1,657
Payoff and curtailment interest cost (a)	(208)	(350)	(471)	(544)	(787)
Changes in fair value of mortgage servicing
rights due to: (b)
Change in valuation model inputs or
assumptions (c)	(1,038)	3,325	(1,751)	-	-
Other changes (d)	(607)	(749)	(739)	-	-
Amortization of mortgage servicing rights	-	-	-	(1,085)	(950)
Provision for impairment of mortgage
servicing rights	-	-	-	(2,197)	(214)

Total loan servicing income (loss), net	$(56)	$3,976	$(1,196)	$(1,660)	$(294)

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

          For the first nine months of 2008, income of $2.7 million was recorded from loan servicing activities, compared to a loss of $1.5 million for the same period of 2007. The favorable change primarily reflected a reduction in payoff and curtailment interest costs and a favorable change in the fair value of MSRs in the current period versus the amortization of MSRs a year ago.

          The following table presents a breakdown of the components of our loan servicing income (loss), net during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Net cash servicing fees	$5,312	$4,862
Payoff and curtailment interest cost (a)	(1,029)	(3,241)
Change in fair value of mortgage servicing rights due to: (b)
Changes in valuation model inputs or assumptions (c)	536	-
Other changes (d)	(2,095)	-
Amortization of mortgage servicing rights	-	(2,941)
Reduction of impairment of mortgage servicing rights	-	(199)

Total loan servicing income (loss), net	$2,724	$(1,519)

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

          Our net gains on sales of loans and mortgage-backed securities totaled $0.7 million in the current quarter, down $1.8 million from a year ago, reflecting a decline in loans sold, partially offset by a higher gain per dollar of loan sold. The current quarter included a $1.6 million loss due to the SFAS 133 impact of valuing derivatives associated with the sale of loans, compared with a SFAS 133 loss of $0.6 million in the year-ago quarter. Excluding the impact of SFAS 133, a gain was realized equal to 1.03% on secondary market sales of $221 million, compared with the year-ago gain of 0.91% on secondary market sales of $337 million.

Page 37	Navigation Links

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Mortgage servicing rights	$901	$1,557	$1,122	$945	$1,394
All other components excluding SFAS 133	1,377	916	596	(393)	1,665
SFAS 133	(1,601)	2,099	(69)	(460)	(553)

Total net gains on sales of loans and
mortgage-backed securities	$677	$4,572	$1,649	$92	$2,506

Secondary marketing gain excluding SFAS
133 as a percentage of associated sales	1.03%	1.05%	0.75%	0.31%	0.91%

          For the first nine months of 2008, our sales of loans and mortgage-backed securities totaled $685 million, down from $1.622 billion a year ago. Net gains associated with these sales totaled $6.9 million in the current period, or $13.3 million lower than the prior year amount. Excluding the impact of SFAS 133, a gain equal to 0.94% per dollar of loan sold was realized in the current year, down from the year-ago gain of 1.21%.

          The following table presents a breakdown of the components of our net gains on sales of loans and mortgage-backed securities during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Mortgage servicing rights	$3,580	$4,661
All other components excluding SFAS 133	2,889	14,999
SFAS 133	429	564

Total net gains on sales of loans and mortgage-backed securities	$6,898	$20,224

Secondary marketing gain excluding SFAS 133 as a percentage of associated sales	0.94%	1.21%

Operating Expense

          Operating expense totaled $102.7 million in the current quarter, up $40.0 million or 63.8% from a year ago. The increase primarily reflected an increase of $27.8 million in net operations of real estate acquired in the settlement of loans due to a higher number of foreclosed properties and general and administrative expense of $12.2 million or 20.7%. The increase in general and administrative expense between third quarters was primarily a result of increases of:

  $5.7 million in deposit insurance premiums and regulatory assessments due, in part, to a special credit received in the year-ago period and higher premium rates in the current quarter;
  $3.5 million in other expense due primarily to a search fee related to executive search fees and higher consulting fees;
  $2.5 million in professional fees; and
  $0.9 million in salaries and related costs due, in part, to the year-ago reversal of certain management incentive plan accruals.
Page 38	Navigation Links

          The following table presents a breakdown of key components comprising operating expense for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Salaries and related costs	$37,611	$40,884	$39,702	$38,882	$36,699
Premises and equipment costs	9,224	9,181	8,997	10,257	9,736
Advertising expense	1,473	816	461	1,443	1,400
Deposit insurance premiums and regulatory
assessments	8,117	3,689	3,703	2,516	2,413
Professional fees	3,000	843	303	916	489
Impairment writedown of goodwill	-	-	3,149	-	-
Other general and administrative expense	11,802	8,974	8,480	8,732	8,275

Total general and administrative expense	71,227	64,387	64,795	62,746	59,012
Net operation of real estate acquired in
settlement of loans	31,428	24,139	24,196	4,583	3,664

Total operating expense	$102,655	$88,526	$88,991	$67,329	$62,676

          For the first nine months of 2008, operating expense totaled $280.2 million, up $89.5 million or 46.9% from a year ago. The increase primarily reflected higher net operations of real estate acquired in the settlement of loans, deposit insurance premiums, other general and administrative expense category, a goodwill impairment charge during the first quarter of 2008, and professional fees. Those increases were partially offset by a decline in salaries and related costs and advertising expense.

          The following table presents a breakdown of key components comprising operating expense during the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Salaries and related costs	$118,197	$119,931
Premises and equipment costs	27,402	27,667
Advertising expense	2,750	4,469
Deposit insurance premiums and regulatory assessments	15,509	7,659
Professional fees	4,146	1,779
Impairment writedown of goodwill	3,149	-
Other general and administrative expense	29,256	24,271

Total general and administrative expense	200,409	185,776
Net operation of real estate acquired in settlement of loans	79,763	4,903

Total operating expense	$280,172	$190,679

Provision for Income Taxes

          A tax benefit of $7.6 million was recorded in the current quarter, reflecting an effective tax rate of 8.6%, compared with the year-ago effective tax rate of 46.0%. For the first nine months of 2008, the effective tax rate benefit was 4.6%, compared with an effective tax rate of 42.2% a year ago. For further information, see Note 6 of Notes to Consolidated Financial Statements on page 20.

Business Segment Reporting

          The previous discussion and analysis of the Results of Operations pertained to our consolidated results. This section discusses and analyzes the results of operations of our two business segments: banking and real estate investment. For more information, see Note 10 of Notes to Consolidated Financial Statements on page 23.

Page 39	Navigation Links

          The following table presents by business segment our net income (loss) for the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Banking net loss	$(69,026)	$(215,707)	$(247,258)	$(109,282)	$(18,851)
Real estate investment net income (loss)	(12,044)	(3,212)	(439)	437	(4,510)

Total net loss	$(81,070)	$(218,919)	$(247,697)	$(108,845)	$(23,361)

          The following table presents by business segment our net income for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Banking net income (loss)	$(531,991)	$56,186
Real estate investment net loss	(15,695)	(3,940)

Total net income (loss)	$(547,686)	$52,246

Banking

          A net loss of $69.0 million was recorded in the current quarter related to our banking operations, compared with a loss of $18.9 million a year ago. The unfavorable change between second quarters primarily reflected:

  A $48.7 million increase in provision for credit losses;
  A $40.0 million increase in operating expense, of which approximately 69% was due to higher costs related to the operation of real estate acquired in settlement of loans, with the balance of the increase associated with higher deposit insurance premiums, professional fees and consulting fees; and
  A $21.7 million or 22.2% decline in net interest income due to a lower level of interest-earning assets and a lower effective interest rate spread.

These unfavorable items were partially offset by an increase in other income of $68.1 million primarily due to the sale of non-core real estate related contracts.

          The following table sets forth our banking operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Net interest income	$75,998	$82,866	$83,601	$89,059	$97,656
Provision for credit losses	130,291	258,874	236,870	218,447	81,562
Other income	78,820	17,224	9,439	7,424	10,756
Operating expense	102,325	88,207	88,672	67,038	62,365
Net intercompany income	3	22	46	15	22

Loss before income taxes (tax benefits)	(77,795)	(246,969)	(232,456)	(188,987)	(35,493)
Income taxes (tax benefits)	(8,769)	(31,262)	14,802	(79,705)	(16,642)

Net loss	$(69,026)	$(215,707)	$(247,258)	$(109,282)	$(18,851)

At period end
Assets:
Loans and mortgage-backed securities, net	$10,757,283	$10,716,676	$10,725,865	$11,136,655	$11,692,185
Other	2,004,305	1,902,632	2,392,047	2,258,746	2,710,006

Total assets	12,761,588	12,619,308	13,117,912	13,395,401	14,402,191

Equity	$771,714	$858,937	$1,090,484	$1,334,417	$1,444,226

          For the first nine months of 2008, our net loss from our banking operations totaled $532.0 million, compared to income of $56.2 million a year ago. The unfavorable change primarily reflected a higher provision for credit losses, lower net interest income and higher operating expense, partially offset by higher other income.

Page 40	Navigation Links

          The following table sets forth our banking operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Net interest income	$242,465	$333,505
Provision for credit losses	626,035	91,684
Other income	105,483	45,056
Operating expense	279,204	189,700
Net intercompany income	71	53

Income (loss) before income taxes (tax benefits)	(557,220)	97,230
Income taxes (tax benefits)	(25,229)	41,044

Net income (loss)	$(531,991)	$56,186

Real Estate Investment

          A net loss of $12.0 million was recorded in the current quarter from our real estate investment operations, compared to a net loss of $4.5 million a year ago. The unfavorable change primarily reflects net losses from the sale of wholly owned real estate in the current quarter.

          The following table sets forth real estate investment operational results and selected financial data for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Net interest income	$29	$65	$124	$236	$314
Other income (loss)	(10,605)	(5,159)	(501)	803	(7,720)
Operating expense	330	319	319	291	311
Net intercompany expense	(3)	(22)	(46)	(15)	(22)

Income (loss) before income taxes (tax benefits)	(10,909)	(5,435)	(742)	733	(7,739)
Income taxes (tax benefits)	1,135	(2,223)	(303)	296	(3,229)

Net income (loss)	$(12,044)	$(3,212)	$(439)	$437	$(4,510)

At period end
Assets:
Investments in real estate and joint ventures	$15,606	$63,182	$71,196	$68,679	$58,715
Other	11,356	8,224	15,848	19,023	30,420

Total assets	26,962	71,406	87,044	87,702	89,135

Equity	$7,351	$58,395	$73,607	$74,046	$73,609

          For the first nine months of 2008, a net loss of $15.7 million was recorded related to our real estate investment operations, compared to a loss of $3.9 million a year ago. The unfavorable change primarily reflected an increase in the writedowns of single family lots in which we are a joint venture partner, partially offset by higher net gains from sales.

          The following table sets forth our real estate investment operational results for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Net interest income	$218	$1,038
Other loss	(16,265)	(6,807)
Operating expense	968	979
Net intercompany expense	(71)	(53)

Loss before income tax benefits	(17,086)	(6,801)
Income taxes (tax benefits)	(1,391)	(2,861)

Net income (loss)	$(15,695)	$(3,940)

          Our investments in real estate and joint ventures amounted to $16 million at September 30, 2008, down from $69 million at December 31, 2007, and $59 million at September 30, 2007.

          For information on valuation allowances associated with real estate and joint venture loans, see Allowance for Credit and Real Estate Losses on page 65.

Page 41	Navigation Links

FINANCIAL CONDITION

Loans and Mortgage-Backed Securities

          Total loans and mortgage-backed securities, including those we hold for sale, increased $41 million during the current quarter to $10.8 billion or 84.2% of total assets at September 30, 2008. During the quarter, loans held for investment increased $119 million while loans held for sale declined $78 million.

          Our loan originations, including loans purchased, totaled $804 million in the current quarter, up $110 million or 15.8% from the $694 million we originated in the year-ago third quarter but 21.8% less than the $1.027 billion we originated in the second quarter of 2008. Loans originated for sale declined $98 million or 39.8% from a year ago to $147 million, while single family loans originated for portfolio increased $128 million or 29.6% to $560 million. Our prepayment speed, which measures the annualized percentage of loans repaid, for residential one-to-four unit loans held for investment declined from 27% a year ago to 9% in the current quarter and was down from 13% in the second quarter of 2008. During the current quarter, 42% of our residential one-to-four unit originations represented refinance transactions, including new loans to refinance existing loans which we or other lenders originated. This is down from 61% in the second quarter of 2008 and down from 79% in the year-ago third quarter.

          Not included in the above originations are loans in which we modified the terms of the notes for borrowers. During the current quarter, we modified $157 million of loans associated with our borrower retention program. This program provided borrowers who were current with their loan payments with the opportunity to change from an adjustable rate loan subject to negative amortization to less costly financing alternatives, albeit at new interest rates that were no less than those offered new borrowers. The majority of these modifications were modified into adjustable rate loans whereby the interest rate adjusts semi-annually but does not permit negative amortization. An additional $149 million of loans were modified at below market interest rates in loan workout situations.

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

          Originations of adjustable rate residential one-to-four unit loans for portfolio, including loans purchased, totaled $553 million in the current quarter, up from $432 million in the year-ago quarter but down from $748 million in the second quarter of 2008. Of the current quarter total:

  94% were adjustable rate loans – fixed for 3-5 years, compared with 74% in the year-ago quarter;
  3% were adjustable rate loans tied to either the LIBOR index, which typically adjust every six months, or the Constant Maturity Treasury ("CMT") index unchanged from the year-ago quarter; and
  3% were adjustable rate loans tied to either the FHLB Eleventh District Cost of Funds Index ("COFI") or the 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and generally have rates that adjust monthly and provide for negative amortization, compared with 23% in the year-ago quarter. Effective July 2008, we no longer offer to borrowers loans that provide for negative amortization.
Page 42	Navigation Links

          The following table sets forth loans originated, including purchases, for investment and for sale during the periods indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$16,587	$1,515	$7,170	$77,163	$101,698
MTA (a)	354	1,706	740	4,953	(177)
LIBOR	8,070	6,562	490	2,102	5,968
CMT	7,169	3,677	1,285	7,572	6,415
Adjustable – fixed for 3-5 years	521,273	734,242	424,939	302,705	317,770
Fixed	6,805	2,876	702	-	588

Total residential one-to-four units	560,258	750,578	435,326	394,495	432,262
Other	95,953	64,765	3,382	31,682	16,743

Total for investment portfolio	656,211	815,343	438,708	426,177	449,005
Sale portfolio (b)	147,292	211,726	237,356	192,053	244,831

Total for investment and sale portfolios	$803,503	$1,027,069	$676,064	$618,230	$693,836

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

Loans originated and purchased
Investment portfolio:
Residential one-to-four units:
Adjustable by index:
COFI	$25,272	$257,201
MTA	2,800	7,621
LIBOR	15,122	383,069
CMT	12,131	66,543
Adjustable – fixed for 3-5 years	1,680,454	1,018,805
Fixed	10,383	873

Total residential one-to-four units	1,746,162	1,734,112
Other	164,100	49,119

Total for investment portfolio	1,910,262	1,783,231
Sale portfolio (a)	596,374	1,380,371

Total for investment and sale portfolios	$2,506,636	$3,163,602

(a) Primarily residential one-to-four unit loans.
Page 43	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit adjustable rate loans by index, excluding our adjustable–fixed for 3-5 year loans which are still in their initial fixed rate period, at the dates indicated.

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
Adjustable by index:
COFI	$5,342,617	75%	$5,599,857	75%	$5,893,818	74%	$6,383,837	75%	$6,899,483	76%
MTA	950,163	13	1,047,051	14	1,163,661	15	1,256,672	15	1,398,540	15
LIBOR	255,208	4	250,271	3	274,555	3	444,483	5	586,143	7
Other, primarily CMT	579,518	8	588,571	8	595,695	8	394,829	5	204,513	2

Total adjustable loans (a)	$7,127,506	100%	$7,485,750	100%	$7,927,729	100%	$8,479,821	100%	$9,088,679	100%

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

Page 44	Navigation Links

          Our loan portfolio held for investment contains loans previously originated with a limit on the maximum loan balance of 125% of the original loan amount. At September 30, 2008, loans with the higher 125% limit on the maximum loan balance represented 2% of our one-to-four unit residential loan portfolio, while those with the 115% limit represented 4% and those with the 110% limit represented 46% of that portfolio. We permit adjustable rate mortgage loans to be assumed by qualified borrowers.

          While start rates of our loan products fluctuate with the market, we do not use them to qualify a loan applicant. Rather, we qualify an applicant for adjustable rate mortgage loans using a fully-amortizing payment calculated from the higher of the fully-indexed rate or, currently, for our:

  lower risk applicants:
    6.00% for owner occupied; or
    6.25% for non-owner occupied.
  higher risk applicants:
    7.00% for owner occupied; or
    7.25% for non-owner occupied.

          At September 30, 2008, $5.7 billion or 52% of our total residential one-to-four unit loans held for investment were subject to negative amortization. The amount of negative amortization included in the loan balance declined $27 million during the quarter to $318 million or 5.6% of loans subject to negative amortization. During current quarter, approximately 10% of our loan interest income represented negative amortization, down from 15% in the second quarter of 2008 and 26% in year-ago third quarter. At origination, these loans had a weighted average loan-to-value ratio of 73%. In addition, $4.4 billion or 40% of our residential one-to-four unit loans held for investment represented loans requiring interest only payments over the initial terms of the loans, generally the first three to five years.

Page 45	Navigation Links

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

Loan Investment Portfolio
Residential one-to-four units subject to negative amortization:
At September 30, 2008:
With negative amortization:
Balance less than or equal to original loan amount	$126,949	2%	$1,063	71%	69%	42
Balance greater than original loan amount	4,925,666	86	316,439	74	79	37

Total with negative amortization	5,052,615	88	317,502	74	79	37
Not utilizing negative amortization	662,451	12	-	70	64	69

Total loans subject to negative amortization	$5,715,066	100%	$317,502	73%	77%	41
As a percentage of total residential one-to-four unit loans	52%

Total loans with interest only payments (b)	$4,373,160			70%	71%	21
As a percentage of total residential one-to-four unit loans	40%

At December 31 2007:
With negative amortization:
Balance less than or equal to original loan amount	$189,508	3%	$1,253	70%	69%	37
Balance greater than original loan amount	6,501,649	86	377,411	74	78	29

Total with negative amortization	6,691,157	89	378,664	74	78	30
Not utilizing negative amortization	839,433	11	-	69	65	55

Total loans subject to negative amortization	$7,530,590	100%	$378,664	73%	77%	32
As a percentage of total residential one-to-four unit loans	69%

Total loans with interest only payments	$2,745,117			70%	70%	16
As a percentage of total residential one-to-four unit loans	25%

At September 30, 2007:
With negative amortization:
Balance less than or equal to original loan amount	$213,427	3%	$1,358	70%	69%	36
Balance greater than original loan amount	7,104,531	86	386,626	74	78	27

Total with negative amortization	7,317,958	89	387,984	74	78	28
Not utilizing negative amortization	937,431	11	-	69	65	50

Total loans subject to negative amortization	$8,255,389	100%	$387,984	73%	76%	30
As a percentage of total residential one-to-four unit loans	74%

Total loans with interest only payments	$2,456,416			69%	69%	13
As a percentage of total residential one-to-four unit loans	22%

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

Page 46	Navigation Links

          The following table sets forth projected first-time loan payment recasts for our investment portfolio of residential one-to-four unit adjustable rate loans subject to negative amortization and loans with interest only payments for the fourth quarter of 2008 and annually thereafter through 2012. To determine projected first-time loan payment recasts, we assumed that borrowers will continue to utilize negative amortization at the same rate as they did in the preceding 12 months and no loans prepay. Therefore, the projected recast amounts may be overstated as some portion of these loans is likely to prepay or be modified as part of our borrower retention or loan workout programs. For example, at the end of the second quarter of 2008, we forecasted that $460 million of loans subject to negative amortization and loans with interest only payments would recast for the first-time during the second quarter of 2008, of which $283 million did recast while:

  $61 million did not recast during the quarter as borrowers reduced their utilization of negative amortization;
  $53 million were modified during the quarter as part of our borrower retention program;
  $36 million were foreclosed upon;
  $16 million were modified as part of our loan workout program; and
  $11 million were paid off.
	Projected First-Time Loan Recasts at September 30, 2008 for

	4th Quarter	Year Ended	Year Ended	Year Ended	Year Ended
(Dollars in Thousands)	2008	2009	2010	2011	2012

Loan Investment Portfolio
Residential one-to-four units:
Loans subject to negative amortization	$287,489	$1,244,001	$1,412,573	$888,950	$430,995
Loans with interest only payments	1,905	152,819	32,397	1,437,642	1,270,105
All other loans (a)	394	87,283	45,591	302,689	50,908

Total	$289,788	$1,484,103	$1,490,561	$2,629,281	$1,752,008
As a percentage of total residential
one-to-four unit loans	3%	14%	14%	24%	16%

(a) Represents fully-amortizing adjustable rate loans.
Page 47	Navigation Links

          At September 30, 2008, 15% of our residential one-to-four unit loans were originated in 2008, with an additional 15% in 2007, and 25% in 2006, which are relatively new and unseasoned. The following table sets forth our investment portfolio of residential one-to-four unit loans by year of origination segregated by those subject to negative amortization, those with interest only payments and all others at the dates indicated. From year to year, loans may change categories due to modification.

	Loans by Year of Origination

(Dollars in Thousands)	2004 and Prior	2005	2006	2007	2008	Balance

Loan Investment Portfolio
Residential one-to-four units:
At September 30, 2008:
Loans subject to negative amortization	$1,486,305	$2,181,840	$1,599,568	$410,262	$37,091	$5,715,066
Hybrid adjustable rate loans:
Interest only payments	108,108	54,633	832,998	1,015,074	1,261,526	3,272,339
Fully amortizing	84,355	73,238	60,069	78,270	332,004	627,936

Total hybrid adjustable rate loans	192,463	127,871	893,067	1,093,344	1,593,530	3,900,275
Non-hybrid interest only loans	221,647	514,022	189,100	140,168	35,884	1,100,821
All other loans (a)	145,253	29,910	15,333	34,699	18,244	243,439

Total residential one-to-four units	$2,045,668	$2,853,643	$2,697,068	$1,678,473	$1,684,749	$10,959,601
As a percentage of total residential
one-to-four unit loans	19%	26%	25%	15%	15%	100%

	2004 and Prior	2005	2006	2007	2008	Balance

At September 30, 2007:
Loans subject to negative amortization	$2,438,438	$3,512,669	$1,980,013	$324,269	$-	$8,255,389
Hybrid adjustable rate loans:
Interest only payments	147,222	51,784	918,761	887,577	-	2,005,344
Fully amortizing	82,773	2,326	51,250	51,861	-	188,210

Total hybrid adjustable rate loans	229,995	54,110	970,011	939,438	-	2,193,554
Non-hybrid interest only loans	43,109	14,001	133,086	260,876	-	451,072
All other loans (a)	160,497	10,936	16,826	139,287	-	327,546

Total residential one-to-four units	$2,872,039	$3,591,716	$3,099,936	$1,663,870	$-	$11,227,561
As a percentage of total residential
one-to-four unit loans	25%	32%	28%	15%	-%	100%

(a) Represents fully-amortizing adjustable rate loans and fixed rate loans.
Page 48	Navigation Links

          At September 30, 2008, 90% of our residential one-to-four unit loans were concentrated and secured by properties located in California. The following table sets forth the major geographic distribution of our investment portfolio of residential one-to-four unit loans at the dates indicated.

	September 30,

	2008		2007

		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$2,103,692	19%	$2,053,395	19%
San Diego	1,213,173	11	1,287,091	12
Santa Clara	1,162,620	11	915,134	8
Orange	911,994	8	894,280	8
Alameda	557,382	5	569,392	5
Riverside	483,644	4	565,185	5
Contra Costa	471,255	4	493,200	4
San Mateo	356,430	3	298,290	3
San Bernardino	312,356	3	350,286	3
Sacramento	277,404	3	340,490	3
All other counties	2,038,234	19	2,172,137	19

Total California	9,888,184	90	9,938,880	89
Arizona	431,332	4	480,301	4
All other states	640,085	6	808,380	7

Total residential one-to-four units	$10,959,601	100%	$11,227,561	100%

          The following table sets forth our investment portfolio of residential one-to-four unit loans by the Fair Isaac Corporation credit score model ("FICO") of the borrower at origination at the dates indicated.

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
FICO score at Origination:
620 or below	$341,495	3%	$361,879	3%	$384,320	4%	$407,764	4%	$443,748	4%
621 to 659	2,238,634	20	2,348,417	22	2,463,700	23	2,573,185	24	2,697,313	24
660 to 719	3,990,707	37	4,034,572	37	4,046,287	38	4,122,326	38	4,232,819	38
720 and above	4,262,804	39	4,020,953	37	3,683,490	34	3,630,721	33	3,705,685	33
Not available	125,961	1	129,068	1	134,438	1	143,232	1	147,996	1

Total residential one-to-four units	$10,959,601	100%	$10,894,889	100%	$10,712,235	100%	$10,877,228	100%	$11,227,561	100%

Weighted average FICO score for
loan investment portfolio of
residential one-to-four units	704		702		698		697		696

Page 49	Navigation Links

          The following table sets forth our investment portfolio of residential one-to-four unit loans by original loan-to-value ratio at the dates indicated. For this table, the loan-to-value ratios have been updated to reflect the current loan balance and, if private mortgage insurance has been removed, a current appraisal.

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007

		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan Investment Portfolio
Residential one-to-four units:
80% or below:
60% or less	$1,600,167	15%	$1,590,553	15%	$1,504,295	14%	$1,539,989	14%	$1,628,047	14%
61% to 70%	2,185,379	20	2,111,314	19	1,972,543	18	1,931,397	18	1,966,339	18
71% to 80%	6,722,658	61	6,711,241	61	6,717,851	63	6,866,261	63	7,067,710	63

Total 80% or below	10,508,204	96	10,413,108	95	10,194,689	95	10,337,647	95	10,662,096	95
81% to 85%:
With private mortgage insurance:
MGIC	8,255		8,928		8,923		7,805		7,782
RMIC	36,871		38,260		40,032		42,231		42,630
UGI	24,270		27,507		29,176		31,131		32,290
All others	1,096		1,260		1,448		1,452		1,786

Total with private mortgage
insurance	70,492	1	75,955	1	79,579	1	82,619	1	84,488	1
Without private mortgage insurance	2,971	-	2,991	-	2,805	-	1,728	-	1,145	-

Total 81% to 85%	73,463	1	78,946	1	82,384	1	84,347	1	85,633	1
86% to 89%:
With private mortgage insurance:
MGIC	19,167		20,134		20,552		19,563		21,252
RMIC	85,076		94,284		104,558		107,673		111,908
UGI	41,271		45,249		50,402		53,423		55,757
All others	4,319		4,351		4,941		4,959		6,051

Total with private mortgage
insurance	149,833	1	164,018	2	180,453	2	185,618	2	194,968	2
Without private mortgage insurance	5,195	-	4,457	-	4,532	-	4,624	-	4,355	-

Total 86% to 89%	155,028	1	168,475	2	184,985	2	190,242	2	199,323	2
90% and above:
With private mortgage insurance
MGIC	16,658		18,864		19,348		19,981		22,614
RMIC	104,696		113,895		126,184		132,823		140,568
UGI	58,670		62,172		66,047		73,066		77,989
All others	6,482		6,622		7,179		7,398		8,587

Total with private mortgage
insurance	186,506	2	201,553	2	218,758	2	233,268	2	249,758	2
Without private mortgage insurance (a)	33,808	-	30,114	-	28,534	-	28,778	-	27,786	-

Total 90% and above	220,314	2	231,667	2	247,292	2	262,046	2	277,544	2
Not available	2,592	-	2,693	-	2,885	-	2,946	-	2,965	-

Total residential one-to-four units	$10,959,601	100%	$10,894,889	100%	$10,712,235	100%	$10,877,228	100%	$11,227,561	100%

Weighted average loan-to-value ratio
for loan investment portfolio of
residential one-to-four units		72		72		72		72		73

(a) Primarily related to Community Reinvestment Act activities.

          In addition to the other credit risks already identified, 74% of our residential one-to-four unit loans held for investment at September 30, 2008 were underwritten based on borrower stated income and asset verification and an additional 5% were underwritten with no verification of either borrower income or assets. In April 2008, we changed our guidelines to no longer permit stated income programs for portfolio loans.

Page 50	Navigation Links

          Credit risks are mitigated primarily by various minimum borrower credit requirements and maximum loan-to-value ratio limitations. For example, at September 30, 2008, the average loan-to-value ratio at origination of our residential one-to-four unit loan portfolio was 72%. However, even with these requirements and limitations, our risk mitigation strategy is limited by potential defects in the underwriting process as well as potential changes in the loan-to-value ratio due to negative amortization and declines in home values after the loans were originated. For example, while residential property values increased in the past thereby further reducing our exposure to credit risk, home value declines emerged in 2006 and are continuing in most markets in which we lend. The uncertainty of future home value changes may materially impact the risk associated with our loan portfolio since 55% of these loans were originated after 2005.

          We originated $3 million of home equity loans and lines of credit in the current quarter, unchanged from both the second quarter of 2008 and year-ago third quarter. During the current quarter, we originated $83 million of residential five or more unit loans, compared to $24 million in the second quarter of 2008 and none in the year-ago third quarter. During the current quarter we originated less than $1 million of construction loans, down from $36 million in the second quarter of 2008 and $12 million in the year-ago third quarter. Consumer loan originations totaled $1 million in the current quarter, up from less than $1 million in the second quarter of 2008 but down from $2 million in the year-ago third quarter.

          At September 30, 2008, our unfunded loan application pipeline totaled $423 million. Within that pipeline, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $216 million, of which $38 million were related to residential one-to-four unit loans being originated for sale in the secondary market. Furthermore, we had commitments for undrawn lines of credit of $205 million and loans in process of $63 million. We believe our current sources of funds will be adequate relative to these obligations.

Page 51	Navigation Links

          The following table sets forth the origination, purchase and sale activity relating to our loans and mortgage-backed securities for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Investment Portfolio
Loans originated:
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$32,180	$13,460	$9,685	$92,109	$113,585
Adjustable – fixed for 3-5 years	521,273	734,242	424,939	302,386	318,089
Fixed	6,805	2,876	702	-	588

Total residential one-to-four units	560,258	750,578	435,326	394,495	432,262
Home equity loans and lines of credit	3,325	3,322	2,019	2,268	3,048
Residential five or more units – adjustable	82,970	24,345	-	-	-

Total residential	646,553	778,245	437,345	396,763	435,310
Commercial real estate	8,180	-	-	-	-
Construction	271	36,478	275	28,524	11,551
Land	197	161	41	103	135
Non-mortgage:
Commercial	-	-	305	-	300
Consumer	1,010	459	742	787	1,709

Total loans originated	656,211	815,343	438,708	426,177	449,005
Loan repayments	(297,790)	(412,751)	(552,942)	(747,862)	(979,625)
Other net changes (a)	(239,927)	(388,083)	(302,423)	(247,000)	(71,735)

Increase (decrease) in loans held for investment, net	118,494	14,509	(416,657)	(568,685)	(602,355)

Sale Portfolio
Residential one-to-four unit loans:
Originated	143,610	210,055	236,568	190,816	240,423
Purchased	3,682	1,671	788	1,237	4,408
Loans transferred to the investment portfolio	(4,254)	(1,077)	(123)	(579)	(6,669)
Originated whole loans sold	(16,548)	(398)	(1,505)	(1,999)	(93,774)
Loans exchanged for mortgage-backed securities (b)	(204,613)	(234,715)	(227,482)	(173,909)	(243,546)
Capitalized basis adjustment (c)	215	920	(1,243)	(208)	2,103
Other net changes (d)	23	(151)	(1,134)	(2,202)	(469)

Increase (decrease) in loans held for sale, net	(77,885)	(23,695)	5,869	13,156	(97,524)

Mortgage-backed securities, net:
Received in exchange for loans (b)	204,613	234,715	227,482	173,909	243,546
Sold (b)	(204,613)	(234,715)	(227,482)	(173,909)	(243,546)
Repayments	(2)	(3)	(2)	(1)	(2)
Other net changes	-	-	-	-	-

Decrease in mortgage-backed securities
available for sale	(2)	(3)	(2)	(1)	(2)

Increase (decrease) in loans held for sale and
mortgage-backed securities available for sale	(77,887)	(23,698)	5,867	13,155	(97,526)

Total increase (decrease) in loans and
mortgage-backed securities, net	$40,607	$(9,189)	$(410,790)	$(555,530)	$(699,881)

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
(d) Primarily included repayments and the change in net deferred costs and premiums.
Page 52	Navigation Links

          The following table sets forth the composition of our loan and mortgage-backed securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Investment Portfolio
Loans secured by real estate:
Residential one-to-four units:
Adjustable	$6,989,861	$7,343,057	$7,781,332	$8,302,538	$8,999,273
Adjustable – fixed for 3-5 years	3,916,019	3,504,702	2,884,877	2,528,287	2,180,099
Fixed	53,721	47,130	46,026	46,403	48,189

Total residential one-to-four units	10,959,601	10,894,889	10,712,235	10,877,228	11,227,561
Home equity loans and lines of credit	132,907	131,531	133,338	138,305	143,948
Residential five or more units:
Adjustable	193,914	120,565	99,522	100,098	103,798
Fixed	10,258	838	852	865	874
Commercial real estate:
Adjustable	28,796	21,562	23,651	23,837	23,966
Fixed	1,042	1,071	1,098	2,590	2,632
Construction	97,907	105,991	74,730	81,098	58,231
Land	10,708	10,524	10,373	49,521	50,864
Non-mortgage:
Commercial	5,305	5,505	5,305	5,000	5,000
Consumer	5,993	5,823	5,934	5,989	6,057

Total loans held for investment	11,446,431	11,298,299	11,067,038	11,284,531	11,622,931
Increase (decrease) for:
Undisbursed loan funds	(64,674)	(74,228)	(51,595)	(60,057)	(48,063)
Net deferred costs and premiums	129,573	139,295	147,811	156,853	169,195
Allowance for losses	(761,824)	(732,354)	(546,751)	(348,167)	(142,218)

Total loans held for investment, net	10,749,506	10,631,012	10,616,503	11,033,160	11,601,845

Sale Portfolio
Loans held for sale:
Residential one-to-four units	7,624	85,854	110,685	103,320	89,794
Net deferred costs and premiums	(16)	(146)	(362)	(109)	53
Capitalized basis adjustment (a)	65	(150)	(1,070)	173	381

Total loans held for sale, net	7,673	85,558	109,253	103,384	90,228
Mortgage-backed securities available for sale:
Adjustable	104	106	109	111	112
Fixed	-	-	-	-	-

Total mortgage-backed securities available for sale	104	106	109	111	112

Total loans held for sale and mortgage-backed
securities available for sale	7,777	85,664	109,362	103,495	90,340

Total loans and mortgage-backed securities, net	$10,757,283	$10,716,676	$10,725,865	$11,136,655	$11,692,185

(a) Reflected the change in fair value of the interest rate lock derivative from the date of rate lock to the date of funding. Effective January 2008, we included the fair value of MSRs in the fair value of the interest rate lock derivatives in accordance with Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

          We carry loans for sale at the lower of cost or fair value. At September 30, 2008, no valuation allowance was required as the fair value exceeded book value on an aggregate basis.

          We carry mortgage-backed securities available for sale at fair value which, at September 30, 2008, was essentially equal to our cost basis.

Page 53	Navigation Links

Investment Securities

          The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Federal funds and interest earning due from banks	$101,129	$11,060	$-	$5,900	$1,551
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Government sponsored entities	592,481	998,396	1,603,039	1,549,818	2,142,216
Other	61	61	61	61	62

Total investment securities	$693,671	$1,009,517	$1,603,100	$1,555,779	$2,143,829

          The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2008 are presented in the following table. The $7 million unrealized loss on investment securities that have been in a loss position for less than 12 months is due to changes in market interest rates and is not considered to be other than temporary. We have the intent and ability to hold the securities until that temporary impairment is eliminated.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored entities	243,234	6,766	-	-	243,234	6,766

Total temporarily impaired securities	$243,234	$6,766	$-	$-	$243,234	$6,766

          The following table sets forth the maturities of our investment securities and their weighted average yields at September 30, 2008.

	Amount Due as of September 30, 2008

	In 1 Year	After 1 Year	After 5 Years	After
(Dollars in Thousands)	or Less	Through 5 Years	Through 10 Years	10 Years	Total

Federal funds and interest earning due
from banks	$101,129	$-	$-	$-	$101,129
Weighted average yield	0.77%	-%	-%	-%	0.77%
Investment securities available for sale:
U.S. Treasury	-	-	-	-	-
Weighted average yield	-%	-%	-%	-%	-%
Government sponsored entities (a)	-	349,247	98,124	145,110	592,481
Weighted average yield	-%	5.09%	4.40%	4.68%	4.87%
Other	-	-	-	61	61
Weighted average yield	-%	-%	-%	6.25%	6.25%

Total investment securities	$101,129	$349,247	$98,124	$145,171	$693,671
Weighted average yield	0.77%	5.09%	4.40%	4.68%	4.27%

(a) At September 30, 2008, 41% of our investment securities had step-up provisions that stipulate increases in the coupon rate ranging from 0.25% to 1.43% at various specified dates ranging from February 2011 to February 2020. In addition, at September 30, 2008, all of these investment securities contained call provisions from June 2008 to November 2022. Yields for investment securities available for sale are calculated using historical cost balances and are not adjusted for changes in fair value that are reflected as a separate component of stockholders’ equity.

Deposits

          At September 30, 2008, our deposits totaled $9.6 billion, down $1.0 billion or 9.8% from the year-ago level and $878 million or 8.4% from year-end 2007. Compared with the year-ago period, certificates of deposit declined $719 million or 8.7% and our transaction accounts (i.e., checking, money market and regular passbook) declined $325 million or 13.8%. Within our transaction accounts, regular passbook accounts declined $290 million and checking accounts declined $148 million while money market increased $113 million. Of the decline in checking, $8 million was in custodial accounts related to loan servicing, which reflected the concurrent decline in loan prepayments.

Page 54	Navigation Links

          At September 30, 2008, our total number of branches was 175, of which 170 were located in California and five were located in Arizona. The average deposit size of our 85 traditional branches was $89 million, while the average deposit size of our 90 in-store branches was $23 million.

          The following table sets forth information concerning our deposits and weighted average rates paid at the dates indicated.

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007

	Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average
(Dollars in Thousands)	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Transaction accounts:
Non-interest-bearing
checking (a)	-%	$628,492	-%	$664,895	-%	$673,717	-%	$645,730	-%	$679,148
Interest-bearing
checking (a)	0.27	365,930	0.27	443,801	0.29	467,051	0.27	464,980	0.27	462,973
Money market	2.26	251,160	1.47	185,036	1.04	137,745	1.04	134,640	1.04	138,256
Regular passbook	0.89	781,622	0.93	1,002,450	0.93	1,033,302	0.95	1,035,964	0.95	1,071,728

Total transaction
accounts	0.67	2,027,204	0.58	2,296,182	0.54	2,311,815	0.55	2,281,314	0.55	2,352,105
Certificates of deposit:
Less than 2.00%	1.26	22,805	1.27	26,765	1.28	26,374	1.25	21,915	1.28	20,070
2.00-2.49	2.45	464,836	2.45	475,931	2.44	118,716	2.31	148	2.33	163
2.50-2.99	2.94	1,532,295	2.92	1,927,169	2.90	370,206	2.83	6,889	2.83	8,068
3.00-3.49	3.15	1,880,018	3.23	1,715,721	3.29	1,094,117	3.28	72,288	3.28	87,110
3.50-3.99	3.84	1,147,577	3.76	776,072	3.75	894,761	3.86	43,481	3.84	49,390
4.00-4.49	4.17	1,552,749	4.24	557,160	4.23	618,422	4.29	306,302	4.26	189,990
4.50-4.99	4.68	924,106	4.80	1,845,236	4.81	4,061,873	4.85	6,026,108	4.91	5,225,991
5.00-5.49	5.05	66,787	5.07	260,735	5.09	747,306	5.10	1,736,673	5.11	2,728,452
5.50 and greater	6.06	7	6.06	7	6.06	699	6.00	923	5.82	1,279

Total certificates
of deposit	3.57	7,591,180	3.67	7,584,796	4.33	7,932,474	4.85	8,214,727	4.93	8,310,513

Total deposits	2.96%	$9,618,384	2.95%	$9,880,978	3.47%	$10,244,289	3.92%	$10,496,041	3.96%	$10,662,618

(a) Included amounts swept into money market deposit accounts.

Borrowings

          At September 30, 2008, our borrowings totaled $2.3 billion, up $235 million from a year ago and up $913 million from year-end 2007. During the current quarter, borrowings increased by $487 million and represented 18% of total assets at quarter end. This increase is largely due to additional FHLB advances of $585 million, partially offset by the decline in securities sold under agreements to repurchase of $98 million.

          The following table sets forth information concerning our FHLB advances and other borrowings at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007

Securities sold under agreements to repurchase	$-	$97,838	$103,000	$-	$566,350
Federal Home Loan Bank advances (a)	2,110,061	1,525,034	1,434,602	1,197,100	1,308,867
Senior notes	198,593	198,543	198,494	198,445	198,398

Total borrowings	$2,308,654	$1,821,415	$1,736,096	$1,395,545	$2,073,615

Weighted average rate on borrowings during
the quarter (a)	3.68%	3.73%	4.74%	5.80%	5.94%
Total borrowings as a percentage of total assets	18.06	14.42	13.22	10.41	14.38

(a) Included the impact of interest rate swap contracts, with notional amounts totaling $430 million of receive-fixed, pay-3-month LIBOR variable interest, which contracts serve as a permitted hedge against a portion of our FHLB advances.
Page 55	Navigation Links

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

          We utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate fixed and variable rate mortgage loans held for investment, undisbursed loan funds, lines and letters of credit, commitments to purchase loans and mortgage-backed securities for our portfolio and commitments to invest in community development funds. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. For further information, see Asset/Liability Management and Market Risk on page 56 and Note 5 of Notes to the Consolidated Financial Statements on page 15.

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

Page 56	Navigation Links

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

Page 57	Navigation Links

          One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the following table which sets forth the repricing frequency of our major asset and liability categories as of September 30, 2008, as well as other information regarding the repricing and maturity differences between our interest-earning assets and total deposits and borrowings in future periods. We refer to these differences as “gap.” We have determined the repricing frequencies by reference to projected maturities, based upon contractual maturities as adjusted for scheduled repayments and “repricing mechanisms”—provisions for changes in the interest and dividend rates of assets and liabilities. Prepayment rates on substantially our entire loan portfolio are based upon anticipated future prepayment behavior as derived from external models of loans with similar characteristics. Repricing mechanisms on a number of our assets are subject to limitations, such as caps on the amount that interest rates and payments on our loans may adjust, and accordingly, these assets may not respond to changes in market interest rates as completely or rapidly as our liabilities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if we used different assumptions or if actual experience differed from the assumptions set forth.

	September 30, 2008

		After 6 Months	After 1 Year	After 5 Years
	Within	Through 12	Through 5	Through 10	Beyond	Total
(Dollars in Thousands)	6 Months	Months	Years	Years	10 Years	Balance

Interest-earning assets:
Investment securities and stock (a)	$447,116	$11,291	$368,519	$-	$-	$826,926
Loans and mortgage-backed securities: (b)
Loans secured by real estate:
Residential one-to-four units:
Adjustable	6,387,381	423,273	3,475,101	-	-	10,285,755
Fixed	7,750	2,187	15,038	13,732	19,958	58,665
Home equity loans and lines of credit	131,471	51	347	220	-	132,089
Residential five or more units:
Adjustable	69,242	14,845	68,308	30,145	-	182,540
Fixed	281	364	2,609	6,220	144	9,618
Commercial real estate	15,382	3,250	4,701	3,551	-	26,884
Construction	45,053	-	-	-	-	45,053
Land	7,463	-	-	-	-	7,463
Non-mortgage loans:
Commercial	3,451	-	-	-	-	3,451
Consumer	5,661	-	-	-	-	5,661
Mortgage-backed securities	104	-	-	-	-	104

Total loans and mortgage-backed securities, net	6,673,239	443,970	3,566,104	53,868	20,102	10,757,283

Total interest-earning assets	$7,120,355	$455,261	$3,934,623	$53,868	$20,102	$11,584,209

Transaction accounts:
Non-interest-bearing checking (c)	$628,492	$-	$-	$-	$-	$628,492
Interest-bearing checking (d)	365,930	-	-	-	-	365,930
Money market (e)	251,160	-	-	-	-	251,160
Regular passbook (e)	781,622	-	-	-	-	781,622

Total transaction accounts	2,027,204	-	-	-	-	2,027,204
Certificates of deposit (f)	5,138,288	1,727,482	725,410	-	-	7,591,180

Total deposits	7,165,492	1,727,482	725,410	-	-	9,618,384
FHLB advances and other borrowings (g)	960,061	-	1,150,000	-	-	2,110,061
Senior notes	-	-	-	198,593	-	198,593

Total deposits and borrowings	$8,125,553	$1,727,482	$1,875,410	$198,593	$-	$11,927,038

Excess (shortfall) of interest-earning assets
over deposits and borrowings	$(1,005,198)	$(1,272,221)	$2,059,213	$(144,725)	$20,102	$(342,829)
Cumulative gap	(1,005,198)	(2,277,419)	(218,206)	(362,931)	(342,829)
Cumulative gap – as a percentage of total assets:
September 30, 2008	(7.86)%	(17.82)%	(1.71)%	(2.84)%	(2.68)%
December 31, 2007	3.59	(2.96)	7.85	6.46	6.50
September 30, 2007	5.89	(2.27)	9.36	8.07	8.11

(a) Includes FHLB stock and is based on contractual maturity and repricing/call date.
(b) Based on contractual maturity, repricing date and projected repayment of principal. Prepayment rate based on speeds in September 2008 blended for entire portfolio.
(c) Even though no interest is paid on these accounts, they are classified as repricing within six months, which increases negative gap.
(d) Includes amounts swept into money market deposit accounts and is subject to immediate repricing.
(e) Subject to immediate repricing.
(f) Based on contractual maturity.
(g) Excludes embedded interest rate caps with a notional amount of $50 million and a three-month LIBOR strike rate equal to 5.50%.
Page 58	Navigation Links

          Our six-month gap at September 30, 2008 was a negative 7.86%. This means more deposits and borrowings mature or reprice within six months than total interest-earning assets. This compares to our positive six-month gap of 3.59% at December 31, 2007 and 5.89% a year ago, which reflected more interest-earning assets repricing within six months than total deposits and borrowings. The change since year-end 2007 from a positive to negative gap is primarily due to an increase of adjustable rate loans with interest rates fixed for the first 3 to 5 years without a commensurate increase in the maturities for our FHLB advances and certificates of deposit.

          We continue to emphasize the origination of adjustable rate mortgages for our investment portfolio, which includes our adjustable – fixed for 3-5 years loans that carry a fixed interest rate for a period of three to five years then adjust semi-annually or annually thereafter. For the twelve months ended September 30, 2008, we originated and purchased for investment $2.3 billion of adjustable rate loans, of which $2.0 billion or 85% were adjustable – fixed for 3-5 years loans, which represented essentially all of the loans we originated and purchased for investment during the period.

          At September 30, 2008, December 31, 2007 and September 30, 2007 essentially all of our interest-earning assets mature, reprice or are estimated to prepay within five years. Essentially all of our loans held for investment and mortgage-backed securities portfolios consisted of adjustable rate loans and loans with a due date of five years or less, and totaled $11.4 billion at September 30, 2008 compared with $11.2 billion at December 31, 2007 and $11.6 billion a year ago. During the current quarter, we continued to offer residential fixed rate loan products to our customers primarily for sale in the secondary market. We originate fixed rate loans primarily for sale in the secondary market and price them accordingly to create loan servicing income and to increase opportunities for originating adjustable rate mortgage loans. However, we may originate fixed rate loans for investment if these loans meet specific yield, interest rate risk and other approved guidelines, or to facilitate the sale of real estate acquired through foreclosure.

          The following table sets forth the interest rate spread between our interest-earning assets and interest-bearing liabilities at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Weighted average yield:
Loans and mortgage-backed securities (a)	6.26%	6.57%	7.10%	7.41%	7.45%
Investment securities (b)	4.27	4.88	5.01	5.09	5.50

Interest-earning assets yield	6.14	6.44	6.84	7.14	7.15

Weighted average cost:
Deposits	2.96	2.95	3.47	3.92	3.96
Borrowings:
Securities sold under agreements to repurchase	-	2.40	2.92	-	5.14
Federal Home Loan Bank advances (c)	3.81	3.35	3.49	5.61	5.96
Senior notes	6.50	6.50	6.50	6.50	6.50

Total borrowings	4.04	3.64	3.80	5.74	5.79

Combined funds cost	3.17	3.06	3.52	4.14	4.26

Interest rate spread	2.97%	3.38%	3.32%	3.00%	2.89%

(a) Excludes adjustments for non-accrual loans, amortization of net deferred costs to originate loans, premiums and discounts, troubled debt restructuring (“TDR”) yield adjustments, prepayment and late fees.
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

          The period-end weighted average yield on our loans and mortgage-backed securities was 6.26% at September 30, 2008, down from 7.41% at December 31, 2007 and 7.45% a year ago. At September 30, 2008, our adjustable rate mortgage portfolio of single family residential loans, including mortgage-backed securities, totaled $10.9 billion with a weighted average rate of 6.24%, compared with $10.8 billion with a weighted average rate of 7.29% at December 31, 2007, and $11.2 billion with a weighted average rate of 7.41% at September 30, 2007.

Page 59	Navigation Links

Problem Loans and Real Estate

Non-Performing Assets and TDRs

          Non-performing assets consist of loans on which we have ceased accruing interest (which we refer to as non-accrual loans), loans restructured at an interest rate below market and real estate acquired in settlement of loans. At the beginning of the third quarter of 2007, we initiated our borrower retention program to provide borrowers who are current with their loan payments a cost effective means to change from an adjustable rate loan subject to negative amortization to a less costly financing alternative. Those loans are considered TDRs and have been placed on non-accrual status even though the interest rates following modification were no less than those offered new borrowers. The reason for this is because the modified interest rate was lower than the interest rate on the original loan and the loan was not re-underwritten to prove that the new interest rate was, in fact, a market interest rate for a borrower with similar credit quality. Interest income is recorded as these borrowers make their loan payments and, in the current quarter, $8.7 million was recognized including $1.1 million of amortization of associated impairment allowance. If these borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status and, while still reported as TDRs, they will no longer be classified as non-performing assets because the borrower will have demonstrated an ability to perform in accordance with the loan modification and the interest rate was no less than those afforded new borrowers at the time of modification.

          Our non-performing assets totaled $2.002 billion at September 30, 2008, up from $1.042 billion at December 31, 2007 and $424 million at September 30, 2007. Virtually all of the $44 million increase in non-performing assets during the current quarter came from our single family residential loans which, in turn, reflected the following:

  A $169 million increase in TDR loans modified in loan workout situations and borrower retention program loans where at least one payment due has not been made; and
  A $30 million net increase in single family residential real estate acquired in settlement of loans.

Those increases were partially offset by declines in performing TDR loans modified as part of our previously disclosed borrower retention program of $139 million and in our non-TDR loans of $5 million. At September 30, 2008, $621 million of TDR loans for which we have received six consecutive months of successful loan payments were removed from non-performing assets and placed on accrual status, of which $578 million were associated with our borrower retention program and $43 million were associated with loans modified in loan workout situations.

          Our non-performing assets as a percentage of total assets were 15.66% at September 30, 2008, up from 7.77% at year-end 2007 and 2.94% a year ago. To the extent borrowers whose loans were modified pursuant to the borrower retention program are current with their loan payments and included in non-performing assets, it is relevant to distinguish those from total non-performing assets because, these loans are paying interest at interest rates no less than those offered new borrowers. At September 30, 2008, $409 million or 72% of such borrowers had made all loan payments due. Accordingly, the 15.66% ratio of non-performing assets to total assets includes 3.20% related to performing TDRs, resulting in an adjusted ratio of 12.46%.

Page 60	Navigation Links

          The following table summarizes our non-performing assets at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007

Non-accrual loans:
Residential one-to-four units:
Performing troubled debt restructurings (a)	$408,976	$548,096	$589,304	$400,562	$96,984
Other troubled debt restructurings	410,260	240,775	110,368	31,218	5,173
All other	888,644	894,104	658,334	448,516	253,259
Residential five or more units	2,900	-	-	-	-
Construction	12,195	12,790	14,869	15,933	7,808
Land	-	-	-	29,080	-
Other	448	566	487	837	511

Total non-accrual loans	1,723,423	1,696,331	1,373,362	926,146	363,735
Real estate acquired in settlement of loans (b)	278,091	261,536	189,127	115,623	59,773

Total non-performing assets	$2,001,514	$1,957,867	$1,562,489	$1,041,769	$423,508

Allowance for loan losses:
Amount	$761,824	$732,354	$546,751	$348,167	$142,218
As a percentage of non-accrual loans	44.20%	43.17%	39.81%	37.59%	39.10%
Non-performing assets as a percentage of total assets:
Performing troubled debt restructurings (a)	3.20	4.34	4.49	2.99	0.67
All other non-performing assets	12.46	11.16	7.41	4.78	2.27

Total non-performing assets	15.66%	15.50%	11.90%	7.77%	2.94%

Performing troubled debt restructurings excluded
from non-performing assets (c)	$620,903	$354,842	$49,141	$-	$-

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
(b) Amount is net of a valuation allowance of $11 million at September 30, 2008 and $18 million at June 30, 2008, which reflects recent loss experience from sales compared to their fair value prior to sale.
(c) Represents loans where the borrower has made six consecutive months of successful loan payments and the loan has been placed on accrual status, including $578 million associated with our borrower retention program and $43 million related to loans modified in loan workout situations.

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

Page 61	Navigation Links

          At September 30, 2008, 90% of our non-performing assets were located in California, compared with 86% a year ago. The following table summarizes by major geographical area our residential one-to-four unit non-performing assets at the dates indicated.

	September 30, 2008				September 30, 2007

	Non-		Non-	% of	Non-		Non-	% of
	Performing		Performing	Related	Performing		Performing	Related
(Dollars in Thousands)	Loans	REO	Assets	Assets	Loans	REO	Assets	Assets

Loan Investment Portfolio
Residential one-to-four units:
California county:
Los Angeles	$238,654	$21,673	$260,327	12.2%	$26,170	$2,835	$29,005	1.4%
San Diego	237,981	45,079	283,060	22.5	38,817	10,269	49,086	3.8
Santa Clara	89,249	12,257	101,506	8.6	8,458	1,631	10,089	1.1
Orange	125,587	13,183	138,770	15.0	13,963	619	14,582	1.6
Alameda	72,096	17,112	89,208	15.5	8,915	2,329	11,244	2.0
Riverside	109,688	16,318	126,006	25.2	25,372	2,930	28,302	5.0
Contra Costa	83,095	21,427	104,522	21.2	8,874	3,286	12,160	2.5
San Mateo	39,387	3,687	43,074	12.0	3,079	1,368	4,447	1.5
San Bernardino	66,353	8,687	75,040	23.4	10,662	755	11,417	3.3
Sacramento	69,599	18,655	88,254	29.8	17,910	4,001	21,911	6.4
All other counties	388,589	80,430	469,019	22.1	56,945	15,503	72,448	3.3

Total California	1,520,278	258,508	1,778,786	17.5	219,165	45,526	264,691	2.7
Arizona	66,278	9,149	75,427	17.1	9,197	1,086	10,283	2.1
All other states	121,324	9,893	131,217	20.2	27,477	5,837	33,314	4.1
Valuation allowance	-	(11,071)	(11,071)	(1.0)	-	-	-	-

Total residential
one-to-four units	$1,707,880	$266,479	$1,974,359	17.6%	$255,839	$52,449	$308,288	2.7%

Troubled Debt Restructurings

          We consider a restructuring of a debt a TDR when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. TDRs may include changing repayment terms, reducing the stated interest rate, reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of our investment as possible and to achieve the highest yield possible. During the current quarter, the total interest recognized on the impaired portfolio was $27.0 million. At September 30, 2008, we had $1.452 billion of principal balance for TDRs of which $1.150 billion related to the borrower retention program, $290 million related to other residential one-to-four unit loans and $12 million related to two construction loans. Of those TDRs related to our borrower retention program, $578 million have demonstrated six consecutive months of successful payment history, were accruing interest and were no longer reported as a non-performing asset at September 30, 2008. During the current quarter, $8.7 million of interest income was recognized from TDR loan payments, including $1.1 million of amortization of the associated impairment allowance. There are $43 million of TDR loans modified in loan workout situations that are currently accruing interest and were no longer reported as a non-performing assets at September 30, 2008.

Real Estate Acquired in Settlement of Loans

          Real estate acquired in settlement of loans consists of real estate acquired through foreclosure or deeds in lieu of foreclosure and totaled $278 million at September 30, 2008. Of this amount, $266 million, net of a $11 million valuation allowance which reflects recent loss experience from sales compared to their fair value prior to sale, was for 1,080 residential one-to-four unit properties, $8 million represented one property consisting of raw land for approximately 545 single family lots and $4 million represented one property consisting of 113 single family lots. We generally require private mortgage insurance on loans in excess of 80% of their appraised value. In the current quarter, subsequent to our acquiring real estate in the settlement of loans, we collected $6.0 million in private mortgage insurance to mitigate any losses incurred.

Page 62	Navigation Links

          The following table summarizes the activity of our number of residential one-to-four unit properties acquired in settlement of loans and the loss given default on those sold for the quarters indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007

Number of residential one-to-four unit
properties acquired in settlement of loans
Count at beginning of period	888	575	326	162	90
New	596	522	316	212	109
Sold	(404)	(209)	(67)	(48)	(37)

Count at end of period	1,080	888	575	326	162

Loss given default (a)	35.9%	31.8%	22.3%	22.2%	8.1%

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

          At September 30, 2008, 169 properties or 15.6% of our one-to-four unit residential properties were in escrow to be sold and offers were being negotiated on an additional 91 properties.

Delinquent Loans

          At September 30, 2008, loans delinquent 30 days or more as a percentage of total loans was 12.41%, up from 6.05% at December 31, 2007 and 3.30% a year ago. The increase from the year-ago quarter occurred primarily in our residential one-to-four unit loan classification. As a percentage of its loan category, delinquent residential one-to-four units increased from 3.41% at September 30, 2007 to 12.91% at September 30, 2008, reflecting the continued weakness in the residential real estate market. A higher incidence of delinquency is expected when the minimum payments reset on our adjustable rate loans subject to negative amortization or interest only payments, whereby the interest rate is fixed for the first three to five years. For example, we had loans subject to negative amortization or with interest only payments that have not been modified within our loans held for investment, which recasted for the first time in 2007 or 2008 of $1.2 billion, of which 47.65% were delinquent 30 days or more at September 30, 2008. The increase in delinquency is considered when we analyze the adequacy of our credit loss allowance.

Page 63	Navigation Links

          The following table indicates the amounts of our past due loans at the dates indicated.

	September 30, 2008				June 30, 2008

	30-59	60-89	90+		30-59	60-89	90+
(Dollars in Thousands)	Days	Days	Days (a)	Total	Days	Days	Days (a)	Total

Loans secured by real estate:
Residential:
One-to-four units	$274,844	$200,502	$940,731	$1,416,077	$269,429	$209,610	$796,358	$1,275,397
Home equity loans and lines of credit	-	569	365	934	212	-	490	702
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	4,136	-	4,136	-	-	-	-
Land	-	-	-	-	-	-	-	-

Total real estate loans	274,844	205,207	941,096	1,421,147	269,641	209,610	796,848	1,276,099
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	32	5	83	120	17	5	76	98

Total delinquent loans	$274,876	$205,212	$941,179	$1,421,267	$269,658	$209,615	$796,924	$1,276,197

Delinquencies as a percentage
of total loans	2.40%	1.79%	8.22%	12.41%	2.37%	1.84%	7.00%	11.21%

	March 31, 2008				December 31, 2007

Loans secured by real estate:
Residential:
One-to-four units	$226,100	$160,775	$576,130	$963,005	$205,737	$134,715	$313,528	$653,980
Home equity loans and lines of credit	131	-	422	553	-	450	776	1,226
Five or more units	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Land	-	-	-	-	33,580	-	-	33,580

Total real estate loans	226,231	160,775	576,552	963,558	239,317	135,165	314,304	688,786
Non-mortgage:
Commercial	-	-	-	-	-	-	-	-
Consumer	19	9	65	93	21	12	61	94

Total delinquent loans	$226,250	$160,784	$576,617	$963,651	$239,338	$135,177	$314,365	$688,880

Delinquencies as a percentage
of total loans	2.02%	1.44%	5.16%	8.62%	2.10%	1.19%	2.76%	6.05%

	September 30, 2007

Loans secured by real estate:
Residential:
One-to-four units	$129,329	$75,757	$180,422	$385,508
Home equity loans and lines of credit	212	195	444	851
Five or more units	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-

Total real estate loans	129,541	75,952	180,866	386,359
Non-mortgage:
Commercial	-	-	-	-
Consumer	22	6	67	95

Total delinquent loans	$129,563	$75,958	$180,933	$386,454

Delinquencies as a percentage
of total loans	1.11%	0.65%	1.54%	3.30%

(a) All 90 day or greater delinquencies are on non-accrual status and reported as part of non-performing assets.
Page 64	Navigation Links

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

          We use an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate allowance to cover asset and loan-related commitment losses. The amount of the allowance is based upon the total of general valuation allowances, allocated allowances and specific allowances. General valuation allowances relate to assets and loan-related commitments with no well-defined deficiency or weakness and take into consideration losses that are embedded within the portfolio but have not yet been realized. Allocated allowances relate to assets segregated into different classifications with well-defined deficiencies or weaknesses. Loans evaluated individually that are deemed to be impaired are separated from our other credit loss analysis in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. If we determine the carrying value of our asset exceeds the net fair value and no alternative payment source exists, then a specific allowance is recorded for the amount of that difference.

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

          Provision for credit losses totaled $130.3 million in the third quarter of 2008, compared with $81.6 million a year ago.

          At September 30, 2008, the allowance for credit losses was $763 million, comprised of $762 million for loan losses and $1 million for loan-related commitments. That compares to an allowance for credit losses of $349 million at year-end 2007, comprised of $348 million for loan losses and $1 million for loan-related commitments. Loan-related commitments are reported on the balance sheet in the category accounts payable and accrued liabilities. The allowance for credit losses increased $29 million this quarter, of which $24 million was related to specific allowances associated with certain troubled debt restructurings pursuant to our borrower retention program. These specific allowances totaled $117 million at quarter end and will be accreted into interest income over the remaining life of the modified loans as long as they remain on accrual status. The balance of the increase in the allowance for credit losses was primarily due to loan workout modifications.

          Downey’s allowance methodology incorporates assumptions related to default probabilities, loss severities and loss horizons based on historical experience, current market conditions, and the unique characteristics of each borrower, loan and underlying collateral. On a comparative basis, these factors individually increase or decrease the amount of the allowance for loan losses from prior periods. In the current quarter, loss severities continued to increase and loss horizons continued to shorten. Further, as a result of deteriorating conditions facing the residential housing market, borrower equity continues to decline. Partially offsetting this unfavorable trend was a small decrease in default probabilities due to lower mortgage interest rates and a lower proportion of option ARM loans in our portfolio that have a higher loss experience.

Page 65	Navigation Links

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Allowance for loan losses
Balance at beginning of period	$732,354	$546,751	$348,167	$142,218	$69,107
Provision	130,430	258,517	237,087	218,650	81,435
TDR yield adjustment (a)	(3,352)	(2,670)	(1,461)	(483)	-
Charge-offs	(97,613)	(70,245)	(37,043)	(12,220)	(8,368)
Recoveries	5	1	1	2	44

Balance at end of period	$761,824	$732,354	$546,751	$348,167	$142,218

Allowance for loan-related commitments
Balance at beginning of period	$1,355	$998	$1,215	$1,418	$1,291
Provision (reduction)	(139)	357	(217)	(203)	127

Balance at end of period	$1,216	$1,355	$998	$1,215	$1,418

Total allowance for credit losses
Balance at beginning of period	$733,709	$547,749	$349,382	$143,636	$70,398
Provision	130,291	258,874	236,870	218,447	81,562
TDR yield adjustment (a)	(3,352)	(2,670)	(1,461)	(483)	-
Charge-offs	(97,613)	(70,245)	(37,043)	(12,220)	(8,368)
Recoveries	5	1	1	2	44

Balance at end of period	$763,040	$733,709	$547,749	$349,382	$143,636

(a) For TDRs of residential one-to-four unit loans that are not collateral dependent, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

          The following table summarizes the activity in our allowance for losses on loans and loan-related commitments for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Allowance for loan losses
Balance at beginning of period	$348,167	$60,943
Provision	626,034	91,321
TDR yield adjustment (a)	(7,483)	-
Charge-offs	(204,901)	(10,344)
Recoveries	7	298

Balance at end of period	$761,824	$142,218

Allowance for loan-related commitments
Balance at beginning of period	$1,215	$1,055
Provision	1	363

Balance at end of period	$1,216	$1,418

Total allowance for credit losses
Balance at beginning of period	$349,382	$61,998
Provision	626,035	91,684
TDR yield adjustment (a)	(7,483)	-
Charge-offs	(204,901)	(10,344)
Recoveries	7	298

Balance at end of period	$763,040	$143,636

(a) For TDRs of residential one-to-four unit loans that are not collateral dependent, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.
Page 66	Navigation Links

          Net charge-offs of loans totaled $97.6 million in the current quarter, compared to $8.3 million a year ago. The current quarter net charge-offs primarily related to residential one-to-four unit loans, with an annualized net charge-off ratio associated with these loans increasing to 3.62% from 0.28% a year ago.

          For the first nine months of 2008, the provision for credit losses totaled $626.0 million and net charge-offs were $204.9 million. This compares with a $91.7 million provision for credit losses and net charge-offs of $10.0 million a year ago.

          The following table presents gross charge-offs, gross recoveries and net charge-offs by category of loan for the periods indicated.

	Three Months Ended					Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007	2008	2007

Gross loan charge-offs
Loans secured by real estate:
Residential:
One-to-four units	$97,586	$70,219	$26,207	$12,188	$4,301	$194,012	$6,221
Home equity loans and lines
of credit	-	-	169	-	-	169	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	(3)	-	-	20
Land	-	-	10,639	-	4,022	10,639	4,022
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	27	26	28	35	45	81	81

Total gross loan charge-offs	97,613	70,245	37,043	12,220	8,368	204,901	10,344

Gross loan recoveries
Loans secured by real estate:
Residential:
One-to-four units	-	-	-	-	40	-	291
Home equity loans and lines
of credit	-	-	-	-	-	-	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	5	1	1	2	4	7	7

Total gross loan recoveries	5	1	1	2	44	7	298

Net loan charge-offs (recoveries)
Loans secured by real estate:
Residential:
One-to-four units	97,586	70,219	26,207	12,188	4,261	194,012	5,930
Home equity loans and lines	-	-	169	-	-
of credit	-	-	-	-	-	169	-
Five or more units	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Construction	-	-	-	(3)	-	-	20
Land	-	-	10,639	-	4,022	10,639	4,022
Non-mortgage:
Commercial	-	-	-	-	-	-	-
Consumer	22	25	27	33	41	74	74

Total net loan charge-offs	$97,608	$70,244	$37,042	$12,218	$8,324	$204,894	$10,046

Net loan charge-offs
as a percentage of average loans	3.62%	2.60%	1.35%	0.43%	0.28%	2.52%	0.10%

Page 67	Navigation Links

          The following table indicates our allocation of the allowance for loan losses to the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	$755,010	$727,073	$542,248	$339,424	$134,947
Home equity loans and lines of credit	853	828	767	1,019	850
Five or more units	1,934	1,306	1,005	976	965
Commercial real estate	290	226	247	297	298
Construction	2,569	2,348	1,916	1,857	1,726
Land	785	198	195	4,229	3,081
Non-mortgage:
Commercial	35	40	39	36	12
Consumer	348	335	334	329	339

Total for loans held for investment	$761,824	$732,354	$546,751	$348,167	$142,218

          The following table indicates our allowance for loan losses as a percentage of loan category balance for the various categories of loans at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	6.89%	6.67%	5.06%	3.12%	1.20%
Home equity loans and lines of credit	0.64	0.63	0.58	0.74	0.59
Five or more units	0.95	1.08	1.00	0.97	0.92
Commercial real estate	0.97	1.00	1.00	1.12	1.12
Construction	2.62	2.22	2.56	2.29	2.96
Land	7.33	1.88	1.88	8.54	6.06
Non-mortgage:
Commercial	0.66	0.73	0.74	0.72	0.24
Consumer	5.81	5.75	5.63	5.49	5.60

Total for loans held for investment	6.66%	6.48%	4.94%	3.09%	1.22%

          The following table indicates by loan category the percentage mix of our total loans held for investment at the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in Thousands)	2008	2008	2008	2007	2007

Loans secured by real estate:
Residential:
One-to-four units	95.75%	96.43%	96.80%	96.40%	96.60%
Home equity loans and lines of credit	1.16	1.16	1.20	1.23	1.24
Five or more units	1.78	1.08	0.91	0.89	0.90
Commercial real estate	0.26	0.20	0.22	0.23	0.23
Construction	0.86	0.94	0.68	0.72	0.50
Land	0.09	0.09	0.09	0.44	0.44
Non-mortgage:
Commercial	0.05	0.05	0.05	0.04	0.04
Consumer	0.05	0.05	0.05	0.05	0.05

Total for loans held for investment	100.00%	100.00%	100.00%	100.00%	100.00%

Page 68	Navigation Links

          In determining impairment, we consider large non-homogeneous loans that are on non-accrual, have been restructured or are performing but exhibit, among other characteristics, high loan-to-value ratios or delinquent taxes. We base the measurement of collateral dependent impaired loans on the fair value of the loan’s collateral net of costs to sell. We value non-collateral dependent loans based on a present value calculation of expected future cash flows discounted at the loan’s effective rate or the loan’s observable market price. We generally use cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless we believe we will recover the remaining principal balance of the loan, in which case we may recognize interest income. We include impairment losses in the allowance for loan losses through a charge to provision for credit losses. We include adjustments to impairment losses due to changes in the fair value of the collateral of impaired loans in provision for credit losses. For TDRs of residential one-to-four unit loans, we include adjustments to impairment losses due to the change in cash flow as an adjustment to loan yield. Upon disposition of an impaired loan, we record loss of principal through a charge-off to the allowance for loan losses.

          At September 30, 2008, the recorded investment in loans for which we recognized impairment totaled $1.477 billion, up from $486 million at December 31, 2007 and $12 million at September 30, 2007. Of the current quarter total, $1.464 billion related to residential one-to-four unit loan TDRs with an allowance for loss of $131 million and $12 million related to two construction loans with an allowance for loss of $2 million. This is up from 2007 year-end totals of $441 million related to residential one-to-four unit loan TDRs with an allowance for loss of $39 million, $29 million related to one land loan with an allowance for loss of $4 million, $15 million related to two construction loans with an allowance for loss of $2 million, and $1 million related to one residential one-to-four unit loan with no allowance for loss; and up from the year-ago quarter total of $12 million with an allowance of less than $1 million. During the current quarter, the total interest recognized on the impaired portfolio was $27.0 million, compared to $19.9 million in the second quarter of 2008 and no interest recognized in the year-ago quarter.

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Balance at beginning of period	$102,013	$66,801	$45,066	$721	$1,238
Provision (reduction)	34,888	38,052	33,900	48,602	(412)
TDR yield adjustment (a)	(3,352)	(2,670)	(1,461)	(483)	-
Charge-offs	(409)	(170)	(10,704)	(3,917)	(105)
Recoveries	-	-	-	143	-

Balance at end of period	$133,140	$102,013	$66,801	$45,066	$721

(a) For TDRs of residential one-to-four unit loans that are not collateral dependent, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.

          The following table summarizes the activity in our allowance for credit losses associated with impaired loans for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Balance at beginning of period	$45,066	$601
Provision	106,840	772
TDR yield adjustment (a)	(7,483)	-
Charge-offs	(11,283)	(652)
Recoveries	-	-

Balance at end of period	$133,140	$721

(a) For TDRs of residential one-to-four unit loans that are not collateral dependent, a specific valuation allowance is calculated as the difference between the recorded investment of the original loan and the present value of the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan). This difference is recorded as a provision for credit losses in current earnings and subsequently amortized over the expected life of the loans as an adjustment to loan yield or as a reduction of the provision if the loan is prepaid.
Page 69	Navigation Links

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Balance at beginning of period	$11,867	$413	$422	$432	$456
Provision (reduction)	8,053	11,454	(9)	(10)	(24)
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-

Balance at end of period	$19,920	$11,867	$413	$422	$432

          The following table summarizes the activity in our allowance for real estate and joint ventures held for investment for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Balance at beginning of period	$422	$103
Provision	19,498	329
Charge-offs	-	-
Recoveries	-	-

Balance at end of period	$19,920	$432

          The following table summarizes the activity in our allowance for real estate acquired in settlement of loans for the quarters indicated.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2008	2008	2008	2007	2007

Balance at beginning of period	$17,592	$12,334	$-	$-	$-
Provision	19,329	14,712	19,892	1,118	2,058
Charge-offs	(25,850)	(9,454)	(7,558)	(1,118)	(2,058)
Recoveries	-	-	-	-	-

Balance at end of period	$11,071	$17,592	$12,334	$-	$-

          The following table summarizes the activity in our allowance for real estate acquired in settlement of loans for the year-to-date periods indicated.

	Nine Months Ended September 30,

(In Thousands)	2008	2007

Balance at beginning of period	$-	$-
Provision	53,933	2,621
Charge-offs	(42,862)	(2,621)
Recoveries	-	-

Balance at end of period	$11,071	$-

          We value real estate acquired through foreclosure at fair value less cost to sell, with any subsequent losses recorded as a direct write-off to net operations. Given the decline in home values in the residential market, we had a valuation allowance at quarter end of $11 million for our one-to-four unit residential properties acquired through foreclosure. This valuation allowance reflects recent loss experience from sales compared to their fair value prior to sale. As that loss experience changes over time, our estimate of this valuation allowance will be reassessed.

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

Page 70	Navigation Links

          Our primary sources of funds generated in the third quarter of 2008 were from:

  maturities or calls of $14.2 billion of U.S. Treasury, government sponsored entities and other investment securities available for sale;
  a net increase of $487 million in borrowings;
  principal repayments of $274 million on loans held for investment, including prepayments but excluding refinances of our existing loans; and
  Sales of wholly owned real estate, real estate acquired in settlement of loans and real estate related contracts of $195 million.

          We used these funds to:

  purchase $13.7 billion of government sponsored entities investment securities available for sale;
  originate and purchase $613 million of loans held for investment, excluding refinances of our existing loans; and
  absorb a $263 million reduction in deposits, primarily higher cost certificates of deposit.

          In addition to its deposits, our principal source of liquidity is our ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the FHLB. At September 30, 2008, the Bank’s FHLB borrowings totaled $2.1 billion, representing 16.5% of total assets. The Bank currently is approved by the FHLB to borrow up to a maximum of $3.0 billion to the extent it provides qualifying collateral, providing the Bank with an additional $0.9 billion of borrowing capacity from the FHLB as of September 30, 2008. The amount the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for the same collateral may be adjusted upwards or downwards by the FHLB from time to time. The Bank also is approved to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco subject to the amount of qualifying collateral it pledges. The Bank views the Federal Reserve Bank of San Francisco as a back-up source of liquidity. As of September 30, 2008 the Bank had no outstanding borrowings from the Federal Reserve Bank of San Francisco and the Bank’s available qualifying collateral would have permitted it to borrow up to an additional $1.1 billion. Neither the FHLB nor the Federal Reserve Bank of San Francisco is obligated to lend to us under these loan facilities. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize additional borrowing capacity from its FHLB and Federal Reserve Bank borrowing arrangements. However, if elevated levels of net deposit outflows occur, the Bank’s usual sources of liquidity could become depleted, and the Bank would be required to raise additional capital or enter into new financing arrangements to satisfy its liquidity needs. In the current economic environment, there are no assurances that we would be able to raise additional capital or enter into additional financing arrangements. As a result of being deemed to be “adequately capitalized” rather than “well capitalized,” the Bank is subject to restrictions on accepting brokered deposits, which have not historically been a significant part of the Bank’s deposit base, and upper limits on interest rates the Bank may pay on deposits. For further information, see Note 11 of Notes to the Consolidated Financial Statements on page 24.

          As of September 30, 2008, we had commitments to borrowers for short-term interest rate locks, before the reduction of expected fallout, of $216 million, of which $38 million were related to residential one-to-four unit loans being originated for sale in the secondary market. We also had undisbursed loan funds and unused lines of credit of $268 million, loan forward purchase contracts of $21 million and operating leases of $16 million. For further information, see Note 5 of Notes to the Consolidated Financial Statements on page 15.

          Subsequent to September 30, 2008, we closed our Wholesale Loan Department and the loan processing centers supporting that Department, and began contracting our Retail Loan Department. The Wholesale lending channel has traditionally provided about 80% of our single family loan originations. Therefore, loan origination volumes will decline in future periods.

Page 71	Navigation Links

          Limitations imposed by the OTS currently prohibit the Bank from providing a dividend to the Holding Company without the prior written approval of the OTS, and currently prohibit the Holding Company from paying a dividend without the prior non-objection of the OTS. At September 30, 2008, the Holding Company’s liquid assets, including amounts deposited with the Bank, totaled $11 million, down from $102 million at the end of 2007 due primarily to $80 million in capital contributions made to the Bank. In addition, the Holding Company may not issue new debt or renew existing debt without the prior non-objection of the OTS. At the moment there is no other source of repayment of the senior notes. Absent additional capital, the Holding Company will default on the notes within a year.

          Subsequent to the end of the quarter, Moody’s Investors Service and Standards & Poor’s Ratings Services lowered their ratings for the Holding Company and the Bank on August 12, 2008 and September 11, 2008, respectively. For further information, see Risk Factors, on page 77.

          Downey’s stockholders’ equity totaled $772 million at September 30, 2008, down from $1.3 billion at December 31, 2007 and $1.4 billion at September 30, 2007. No future dividends will be paid without the prior non-objection of the OTS.

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

          We enter into derivative financial instruments as part of our interest rate risk management process, including loan forward sale and purchase contracts related to our sale of loans in the secondary market. The associated fair value changes to the notional amount of the derivative instruments are recorded on-balance sheet. The total notional amount of our derivative financial instruments does not represent future cash requirements. At September 30, 2008, Downey had a notional amount of interest rate lock commitments identified to sell as part of its secondary marketing activities of $26 million, with a change in fair value resulting in a recorded gain of $0.1 million, compared with a notional amount of interest rate lock commitments of $93 million with a change in fair value resulting in a recorded loss of less than $0.1 million at September 30, 2007. For further information, see Asset/Liability Management and Market Risk on page 56 and Note 5 of Notes to the Consolidated Financial Statements on page 15.

          We sell all loans without recourse. When a loan sold to an investor without recourse fails to perform according to the contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and whether such defects give rise to a violation of a representation or warranty we made to the investor in connection with the sale. If such a defect is identified, we may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, we have no commitment to repurchase the loan. During the first nine months of 2008, we repurchased $6 million of loans and $2 million of real estate acquired in settlement of loans and recorded $0.7 million of repurchase or indemnification losses related to defects in the origination process.

Page 72	Navigation Links

          These loan and servicing sale contracts may also contain provisions to refund sale price premiums to the purchaser if the related loans prepay during a period typically 90 days, but not to exceed 120 days from the sale’s settlement date. We reserved less than $1 million at September 30, 2008, December 31, 2007 and September 30, 2007 to cover the estimated loss exposure related to early payoffs. However, if all the loans related to those sales prepaid within the refund period, as of September 30, 2008, our maximum sales price premium refund would be $1.9 million. See Note 5 of Notes to the Consolidated Financial Statements on page 15.

          Servicing loans for others includes managing foreclosed loans through the sale of the properties. Advances made for principal and interest remittances as well as foreclosure costs are recorded in the balance sheet as other assets and are expected to ultimately be recovered from the related investor.

          At September 30, 2008, scheduled maturities of obligations and commitments, excluding accrued interest, were as follows:

		After 1	After 3
	Within	Through 3	Through 5	Beyond	Total
(In Thousands)	1 Year	Years	Years	5 Years	Balance

Certificates of deposit	$6,865,770	$614,856	$110,554	$-	$7,591,180
Securities sold under agreements to repurchase	-	-	-	-	-
FHLB advances	935,061	500,000	675,000	-	2,110,061
Senior notes	-	-	-	198,593	198,593
Secondary marketing activities:
Non-qualifying hedge transactions:
Interest rate lock commitments (a)	25,963	-	-	-	25,963
Associated loan forward sale contracts (a)	47,392	-	-	-	47,392
Associated loan forward purchase contracts	21,000				21,000
Qualifying cash flow hedge transactions:
Loans held for sale, at lower of cost or fair value	7,673	-	-	-	7,673
Associated loan forward sale contracts (a)	6,608	-	-	-	6,608
Qualifying fair value hedge transactions:
Designated FHLB advances – pay-fixed	430,000	-	-	-	430,000
Associated interest rate swap contracts –
pay-variable, receive-fixed (a)	430,000	-	-	-	430,000
Commitments to originate adjustable rate loans held
for investment	138,092	-	-	-	138,092
Undisbursed loan funds and unused lines of credit	30,381	35,694	22,372	179,272	267,719
Operating leases	5,473	7,542	2,386	344	15,745

(a) Amount represents the notional amount of the commitments or contracts. The notional amount for interest rate lock commitments before the reduction of expected fallout was $38 million.
Page 73	Navigation Links

Regulatory Capital Compliance

          At September 30, 2008, the Bank was above the minimum capital ratios required by its Consent Order, with core and tangible capital ratios of 7.48% and a total risk-based capital ratio of 14.50%. For further information, see Note 11 of Notes to the Consolidated Financial Statements on page 24.

          The following table is a reconciliation of the Bank’s stockholder’s equity to federal regulatory capital as of September 30, 2008.

	Tangible Capital			Core Capital		Risk-Based Capital

(Dollars in Thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Stockholder’s equity	$958,298			$958,298		$958,298
Adjustments:
Deductions:
Investment in real estate subsidiary	(7,038)			(7,038)		(7,038)
Non-permitted mortgage servicing rights	(2,281)			(2,281)		(2,281)
Additions:
Unrealized losses on investment securities
available for sale	6,231			6,231		6,231
Allowance for credit losses, net of specific
allowances (a)	-			-		96,015

Regulatory capital	955,210	7.48%		955,210	7.48%	1,051,225	14.50%
Well capitalized requirement (b)	191,650	1.50	(c)	638,833	5.00	725,109	10.00	(d)

Excess	$763,560	5.98%		$316,377	2.48%	$326,116	4.50%

(a) Limited to 1.25% of risk-weighted assets.
(b) From orders issued by the OTS, the Bank is required to maintain minimum capital ratios for core and tangible capital of 7.00% and risk-based capital of 14.00%, both of which were exceeded at quarter end.
(c) Represents the minimum requirement for tangible capital, as no “well capitalized” requirement has been established for this category.
(d) A third requirement is Tier 1 capital to risk-weighted assets of 6.00%, which the Bank met and exceeded with a ratio of 13.17%.
Page 74	Navigation Links

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding quantitative and qualitative disclosures about market risk, see Asset/Liability Management and Market Risk on page 56.

ITEM 4. – CONTROLS AND PROCEDURES

          As of September 30, 2008, Downey carried out an evaluation, under the supervision and with the participation of Downey’s management, including Downey’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Downey’s disclosure controls and procedures pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded Downey’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the most recent quarter in Downey’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

          Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Downey’s disclosure controls and procedures were designed to ensure that material information related to Downey is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

Page 75	Navigation Links

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

Judicial Proceedings

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

          Two purported shareholder class actions, one brought on behalf of Waterford Township General Employees Retirement System, Case No. CV-08-03261, and the other brought on behalf of Stephen J. Mihalacki, Case No. SACV08-00609, were filed on May 16, 2008 and June 2, 2008, respectively, in the United States District Court for the Central District of California against the Holding Company and certain of its current and former officers and certain former directors. The complaints, filed on behalf of all persons who purchased Holding Company common stock during October 16, 2006 to March 14, 2008, seek unspecified damages for alleged violation of federal securities laws, claiming that the defendants made misleading statements and omissions regarding Downey’s business and financial results, thereby artificially inflating the common stock price. Specifically, the plaintiffs contend that the defendants concealed that (a) the Bank’s portfolio of option ARMs contained millions of dollars worth of impaired and risky securities; (b) the Bank had been aggressive in acquiring loans from mortgage brokers that were highly risky; (c) the Bank had failed to properly account for highly leveraged loans; (d) the Bank had inadequate underwriting practices, which led to large numbers of loan defaults; and (e) the Bank had not adequately reserved for option ARM loans. A motion to consolidate the two actions was granted on August 14, 2008 with Waterford Township General Employees Retirement System as lead plaintiff. The plaintiffs filed a consolidated complaint on September 30, 2008 and, pursuant to a stipulation between the parties, have until November 12, 2008 to file a first amended consolidated complaint.

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

Consent Orders

          On September 5, 2008, the Holding Company and the Bank each entered into a Consent Order with the OTS, effective as of the same date. For more information, see Note 11 of Notes to the Consolidated Financial Statements on page 24.

Page 76	Navigation Links

ITEM 1A. – Risk Factors

          Downey’s 2007 Form 10-K presents, on pages 22 to 27, a comprehensive set of risk factors that may impact Downey’s future results. Given recent developments, we are adding the following:

          If we do not raise additional capital by December 31, 2008, it is highly unlikely that we will be in compliance with the capital requirements of the Bank Consent Order at year-end, which could have a material adverse effect upon us.

          The Bank Consent Order requires the Bank to maintain a minimum Tier I Core Capital ratio of 7% and a minimum Total Risk-Based Capital ratio of 14% at each quarter-end. While the Bank was in compliance with this requirement at September 30, 2008, based on the Bank’s current and projected levels of capital, the Bank anticipates that it will not be able to satisfy the Tier I Core Capital and Total Risk-Based Capital minimum ratios of its Consent Order as of December 31, 2008, unless it raises additional capital on or prior to that date. In the current economic environment, there is a significant risk that the Bank will not be able to raise sufficient additional capital to ensure compliance with the capital requirements of the Bank Consent Order by year-end. If the Bank does not comply with the Consent Order, without a waiver by the OTS or amendment of the Consent Order, the Bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the Bank’s business activities, the imposition of civil money penalties against the Bank, and placing the Bank into a conservatorship or receivership). Notwithstanding that portion of the Bank Consent Order requiring the raising of new equity and a capital infusion by no later than December 31, 2008, bank regulators could take enforcement action before that date, which could include placing the Bank into receivership. If the Bank is placed into a conservatorship or receivership, it is highly likely that this will lead to a complete loss of all value of the Holding Company’s ownership interest in the Bank, and the Holding Company subsequently may be exposed to significant claims by the Federal Deposit Insurance Corporation or OTS. In addition, further restrictions will be placed on the Bank following a determination that the Bank is undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as the level of undercapitalization increases. Further, the failure to comply with the Consent Order could result in the termination of the Bank’s federal deposit insurance, subject to a number of other conditions.

          The Consent Orders that the Bank and the Holding Company entered into with the OTS restrict the Bank’s operations and may adversely affect our ability to pay dividends or service our debt; and there is substantial doubt concerning the ability of the Holding Company and the Bank to continue as going concerns for a reasonable period of time.

          The ability of the Holding Company to pay regular quarterly dividends to its stockholders and to pay interest on its debt depends to a large extent upon the dividends it receives from the Bank. The Consent Orders entered into by the Bank and the Holding Company with the OTS prohibit the Bank from paying dividends to the Holding Company without the prior approval of the OTS, and which further prohibits the Holding Company from paying dividends without the prior non-objection of the OTS.

          At September 30, 2008, the Holding Company’s liquid assets, including amounts deposited with the Bank, totaled $11 million. However, in the longer term, the Holding Company’s ability to service its senior debt depends on its ability to receive dividends from the Bank and, when the notes mature, on its ability to renew or refinance the senior debt. However, pursuant to the Holding Company’s Consent Order, the OTS has prohibited the Holding Company from issuing or renewing debt without its prior approval. We cannot predict whether the OTS will approve payments of dividends by the Bank to the Holding Company, or will object to the payment of future Holding Company dividends, or how long these restrictions will remain in effect. At the moment, there is no other source of repayment of the senior notes. Absent additional capital, the Holding Company will default on the notes within a year.

          As a result of the circumstances described above and in the other Risk Factors herein, there is substantial doubt concerning the ability of the Holding Company and the Bank to continue as going concerns for a reasonable period of time.

          Difficult market conditions have adversely affected our industry.

          Downey is particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as Downey. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers,

Page 77	Navigation Links

including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. For example, on October 16, 2008, we announced the closing of our Wholesale Loan Department, the loan processing centers supporting that Department, and a contraction of our Retail Loan Department, which affected approximately 200 employees. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
  Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.
  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.
  Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
  We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
  Our liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect our business prospects and financial condition, result in the loss of servicing rights (and the value of those rights) and negatively impact our debt ratings.

          Current levels of market volatility are unprecedented.

          The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

          There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system, improve the housing market or be of specific benefit to Downey.

          On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 or “EESA,” which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including

  Authority for the Federal Reserve to pay interest on depository institution balances;
  Mortgage loss mitigation and homeowner protection;
  Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and
  Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.
Page 78	Navigation Links

          Pursuant to the TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans. In addition, under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital.

          EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

          EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the subprime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector;

          In addition, the IRS has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

          On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Bank), bank holding companies and savings and loan holding companies (such as the Holding Company). Financial institutions are automatically covered by this program commencing October 14, 2008. Any eligible entity that opts out of the Program on or before December 5, 2008, will not pay any assessment under the Program. Any eligible entity that does not opt out on or before December 5, 2008, will be required to pay related assessment fees. Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30. 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. Many details of the program still remain to be worked out.

          There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

          Finally, there can be no assurance regarding the specific impact that such measures may have on Downey—or whether (or to what extent) Downey will be able to benefit from such programs and, in particular, whether Downey will be eligible to obtain capital from the Treasury under the TARP program.

          Downey’s access to liquidity may be negatively impacted if market conditions and regulatory restrictions persist or if further ratings downgrades occur.

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

Page 79	Navigation Links

          Downey cannot forecast if or when market liquidity conditions will improve from current stresses, although it is Downey’s expectation that the existing turmoil in the financial and credit markets may continue to affect its performance at least throughout 2008.

          On August 12, 2008, Moody’s Investors Service downgraded the Holding Company’s senior unsecured debt rating to “B3” from “B1.” In addition, the Bank’s financial strength was downgraded to “E+” from “D” and its long term deposit rating was downgraded to “B1” from “Ba2.” Its short term deposit rating remains “Not Prime.” On September 11, 2008, Standard & Poor’s Ratings Services lowered its senior unsecured credit rating on the Holding Company to “B-“ from “B+/Watch Neg” and its counterparty credit rating on the Holding Company to “B-/Negative/C” from “B+/Watch Neg/C.” In addition, the Bank’s counterparty and deposit ratings were lowered to “B/Negative/C” from “BB-/Watch Neg/B.”

          In addition, the Holding Company may not issue new debt or renew existing debt without prior non-objection of the OTS.

          Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and, as back-up, the Federal Reserve Bank of San Francisco, and to FDIC-insured deposits originated through the Bank’s branch network. Other sources of funding, such as medium-term notes and uninsured institutional deposits, may not be available to the Bank. There can be no assurance that actions by the FHLB or the Federal Reserve Bank would not reduce or eliminate our borrowing capacity or that we would be able to continue to attract deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.

          Future regulatory actions may also adversely impact our ability to raise funds through deposits. For example, as a result of the September 5, 2008 Consent Order, the Bank is required to meet and maintain specific capital levels, it is deemed “adequately capitalized” under OTS regulations even though it exceeds minimum regulatory capital ratios that would otherwise qualify it to be “well capitalized.” As a result, the Bank is subject to restrictions on accepting brokered deposits and upper limits on interest rates the Bank may pay on deposits.

          After the end of the second quarter, the Bank experienced elevated levels of deposit withdrawals. More recently, in response to steps taken by management to address the situation, the deposit flows have seemed to stabilize more to historical levels. If the Bank’s deposit levels remain stabilized at historical levels, we believe our current sources of funds, including deposits; advances from the FHLB and other borrowings; proceeds from the sale of loans and real estate; payments of loans and payments for and sales of loan servicing; and income from other investments would enable us to meet our obligations while maintaining liquidity at appropriate levels. However, if elevated levels of net deposit outflows occur, the Bank’s usual sources of liquidity could become depleted, and the Bank would be required to raise additional capital or enter into new financing arrangements to satisfy its liquidity needs. In the current economic environment, there are no assurances that we would be able to raise additional capital or enter into additional financing or other arrangements.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3. – Defaults Upon Senior Securities

          None.

ITEM 4. – Submission of Matters to a Vote of Security Holders

          None.

Page 80	Navigation Links

ITEM 5. – Other Information

          The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” On August 27, 2008, the Company’s Board of Directors determined to move certain members of the Board from one Class of directors to another Class. In connection with this determination, effective as of August 27, 2008:

  Brent McQuarrie resigned as a Class 2 director and was immediately appointed by the Board as a Class 3 director;
  James H. Hunter resigned as a Class 3 director and was immediately appointed by the Board as a Class 1 director; and
  Jane Wolfe resigned as a Class 3 director and was immediately appointed by the Board as a Class 1 director.

          Following these changes to the Board, and the appointment of Thomas E. Prince to the Board effective July 21, 2008, Paul M. Homan to the Board effective August 18, 2008, and Charles R. Rinehart to the Board effective September 23, 2008, the Company’s Board is comprised as follows:

Class 1	Class 2	Class 3

Gary W. Brummett	Michael B. Abrahams	Michael D. Bozarth
James H. Hunter	Thomas E. Prince	Paul M. Homan
Jane Wolfe	Lester C. Smull	Brent McQuarrie
Charles R. Rinehart

          Class 1, 2 and 3 directors will continue to hold office until the Company’s 2011, 2009 and 2010 Annual Meetings of Stockholders, respectively, and until their respective successors are duly elected and qualified.

ITEM 6. – Exhibits

Exhibit
Number	Description

10.1	Employment Agreement (which also includes the Change in Control Agreement), dated as of September 26,
2008, by and between the Bank and Charles R. Rinehart (incorporated by reference to Exhibit 10.1 of the
Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2008).

10.2	OTS Order to Cease and Desist with the Company dated September 5, 2008 (incorporated by reference to
Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2008)

10.3	Stipulation and Consent to Issuance of Order to Cease and Desist with the Company dated September 5, 2008
(incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2008)

10.4	OTS Order to Cease and Desist with the Bank dated September 5, 2008 (incorporated by reference to Exhibit
10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2008)

10.5	Stipulation and Consent to Issuance of Order to Cease and Desist with the Bank dated September 5, 2008 on
(incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC
September 5, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Page 81	Navigation Links

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

DOWNEY FINANCIAL CORP.

/s/ Charles R. Rinehart

Date: November 10, 2008	Charles R. Rinehart
Chief Executive Officer

/s/ Brian E. Côté

Date: November 10, 2008	Brian E. Côté
Chief Financial Officer

Page 82	Navigation Links

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
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOTE (1) – Basis of Financial Statement Presentation
    NOTE (2) – Loans
    NOTE (3) – Real Estate Acquired in Settlement of Loans
    NOTE (4) – Mortgage Servicing Rights ("MSRs")
    NOTE (5) – Derivatives, Hedging Activities, Financial Instruments with Off-Balance Sheet Risk and Other Contractual Obligations (Risk Management)
    NOTE (6) – Income Taxes
    NOTE (7) – Employee Stock Option Plans and Restricted Stock Grant
    NOTE (8) – Earnings (Loss) Per Share
    NOTE (9) – Fair Value of Financial Instruments
    NOTE (10) – Business Segment Reporting
    NOTE (11) – Regulatory Consent Orders, Liquidity and Capital Adequacy
    NOTE (12) – Recently Issued Accounting Standards
    NOTE (13) – Subsequent Event

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
      Non-Performing Assets and TDRs
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